Form 10-Q
period 2001-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2001-08-10
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001
 OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1429215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17655 Waterview Parkway
Dallas, Texas 75252
(Address of Principal Executive Office, including zip code)

(972) 348-5100
(Registrant’s Telephone Number, Including Area Code)

             Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

             As of July 31, 2001, 73,838,426 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

Part I. – Financial Information
Item 1. Financial Statements

	December 31, 2000	June 30, 2001

	(audited)	(unaudited)
ASSETS
Cash and cash equivalents	$116,941	$108,338
Due from card associations	125,083	64,947
Trade receivables	86,153	68,369
Credit card receivables and seller’s interest	137,865	68,542
Other current assets	57,733	55,729

Total current assets	523,775	365,925

Redemption settlement assets, restricted	152,007	157,765
Property and equipment, net	92,178	94,406
Other non-current assets	74,119	80,538
Due from securitizations	133,978	198,789
Intangible assets and goodwill, net	444,549	447,277

Total assets	$1,420,606	$1,344,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$63,570	$53,600
Accrued expenses	80,547	59,007
Merchant settlement obligations	149,271	95,154
Other liabilities	36,725	27,050
Debt, current portion	161,725	70,225

Total current liabilities	491,838	305,036
Other liabilities	1,856	6,883
Deferred revenue—service	88,931	92,759
Deferred revenue—redemption	201,255	217,460
Long-term and subordinated debt	274,335	204,525

Total liabilities	1,058,215	826,663

Commitments and contingencies
Series A cumulative convertible preferred stock, $0.01 par value;120 shares authorized; 120 shares issued and outstanding as of December 31, 2000 and none issued and outstanding as of June 30, 2001	119,400	-

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 47,545 shares as of December 31, 2000, 73,811 shares as of June 30, 2001	475	738
Additional paid-in capital	226,323	507,377
Retained earnings	16,370	16,793
Accumulated other comprehensive income (loss)	(177)	(6,871)

Total stockholders’ equity	242,991	518,037

Total liabilities and stockholders’ equity	$1,420,606	$1,344,700

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,

	2000	2001	2000	2001

Revenues
Transaction and marketing services	$102,366	$119,061	$201,137	$226,204
Redemption revenue	20,037	28,336	38,692	50,679
Financing charges, net	39,913	33,586	84,273	79,064
Other income	4,374	1,582	8,135	7,310

Total revenue	166,690	182,565	332,237	363,257

Operating Expenses
Cost of operations	135,092	145,801	269,665	289,059
General and administrative	8,333	8,287	15,836	17,620
Depreciation and other amortization	6,093	7,015	12,089	13,382
Amortization of purchased intangibles	12,721	10,792	26,516	21,905

Total operating expenses	162,239	171,895	324,106	341,966

Operating income	4,451	10,670	8,131	21,291
Other non-operating expense	-	-	2,476	-
Interest expense	9,516	8,566	18,292	18,201

Income (loss) before income taxes	(5,065)	2,104	(12,637)	3,090
Income tax expense (benefit)	479	2,002	1,194	2,935

Income (loss) before extraordinary item	(5,544)	102	(13,831)	155
Loss from extinguishment of debt (less applicable income tax of $0.4 million)	-	(615)	-	(615)

Net Income (loss)	$(5,544)	$(513)	$(13,831)	$(460)

Loss per share before extraordinary item—basic and diluted
	$(0.15)	$(0.03)	$(0.37)	$(0.06)

Loss per share—basic and diluted	$(0.15)	$(0.04)	$(0.37)	$(0.07)

Weighted average shares—basic and diluted	47,532	52,892	47,531	50,252

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six months ended June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$26,726	$32,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in redemption settlement assets	(4,632)	(5,758)
Net cash paid for corporate acquisition	-	(18,750)
Purchase of credit card receivables	-	(80,042)
Proceeds from sale of credit card receivable portfolios	-	74,258
Change in seller's interest	12,825	75,107
Change in due from securitizations	8,811	(64,811)
Capital expenditures	(16,858)	(15,867)

Net cash provided by (used in) investing activities	146	(35,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	236,700	176,200
Repayment of borrowings	(247,951)	(337,510)
Proceeds from issuance of common stock	49	161,917

Net cash provided by (used in) financing activities	(11,202)	607
Effect of exchange rate changes	(1,073)	(5,810)

Change in cash and cash equivalents	14,597	(8,603)
Cash and cash equivalents at beginning of period	56,546	116,941

Cash and cash equivalents at end of period	$71,143	$108,338

Non cash financing activity :
Conversion of cumulative convertible preferred stock into common stock	$-	$119,400

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s registration statement on Form S-1, as amended, effective on June 8, 2001.

             The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

2. COMPREHENSIVE INCOME (LOSS)

             Total comprehensive income (loss) was ($6.3) million and $4.9 million for the three months ended, June 30, 2000 and 2001, respectively, and was ($13.1) million and ($7.3) million for the six months ended, June 30, 2000 and 2001, respectively. Comprehensive income includes primarily net income, the change in the unrealized gain or loss on securities available for sale arising during the period and currency translation adjustments.

3. EARNINGS PER SHARE

             Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year. However, as the Company generated net losses attributable to common stockholders, common equivalent shares, composed of incremental common shares issuable upon exercise of stock options and warrants and upon conversion of Series A cumulative convertible preferred stock, are not included in diluted net loss per share because such shares are anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2000	2001	2000	2001

	(in thousands, except per share amounts)
NUMERATOR
Income (loss) before extraordinary item	$(5,544)	$102	$(13,832)	$154
Preferred stock dividends	1,800	1,440	3,600	3,240

Income (loss) before extraordinary item attributable to common stockholders	(7,344)	(1,338)	(17,432)	(3,086)
Extraordinary item, net	-	(615)	-	(615)

Net loss attributable to common stockholders	$(7,334)	$(1,953)	$(17,432)	$(3,701)

DENOMINATOR
Weighted average shares	47,532	52,892	47,531	50,252
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and warrants	-	-	-	-
Net effect of dilutive convertible preferred stock	-	-	-	-

Denominator for diluted calculations	47,532	52,892	47,531	50,252

Loss per share before extraordinary item
Basic and diluted	$(0.15)	$(0.03)	$(0.37)	$(0.06)

Loss per share
Basic and diluted	$(0.15)	$(0.04)	$(0.37)	$(0.07)

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4. SEGMENT INFORMATION

             The Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total

		(in thousands)
Three months ended June 30, 2000
Revenues	$108,162	$67,354	$41,756	$(50,582)	$166,690
Depreciation and amortization	10,173	274	8,367	-	18,814
Operating profit (loss)	2,760	7,761	(6,070)	-	4,451

Three months ended June 30, 2001
Revenues	$117,123	$64,132	$52,215	$(50,905)	$182,565
Depreciation and amortization	10,780	538	6,489	-	17,807
Operating profit	6,513	1,992	2,165	-	10,670

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total

		(in thousands)
Six months ended June 30, 2000
Revenues	$216,908	$137,257	$81,206	$(103,134)	$332,237
Depreciation and amortization	20,453	590	17,562	-	38,605
Operating profit (loss)	6,038	16,046	(13,953)	-	8,131

Six months ended June 30, 2001
Revenues	$235,292	$137,942	$96,506	$(106,483)	$363,257
Depreciation and amortization	20,752	940	13,595	-	35,287
Operating profit	11,055	9,953	283	-	21,291

5. INITIAL PUBLIC OFFERING

             On June 13, 2001, the Company consummated its initial public offering, which consisted of 14,950,000 shares, including exercise of the underwriters’ over-allotment option, of its common stock, at a price to the public of $12.00 per share.  After deducting expenses and underwriting discounts and commissions, the Company received net offering proceeds of approximately $161.9 million. The Company used proceeds of approximately $90.8 million to repay in full the outstanding balance of a term loan. As a result of the extinguishment of the term loan, the Company incurred an extraordinary loss of $615,000 (net of tax). In addition, all outstanding shares of Series A preferred stock converted into approximately 11,199,340 shares of common stock, following the initial public offering.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

6. RECENTLY ISSUED ACCOUNTING STANDARDS

             In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise).  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Recent Developments

             In August, 2001, we entered into a contract extension to December 31, 2002 with Equiva Services LLC. We will continue to provide bankcard settlement and transaction processing services for nearly 9,000 Shell-branded retail locations. Equiva Services represented approximately 8% of Transaction Services revenue in 2000.

Use of EBITDA and operating EBITDA.  We evaluate operating performance based on several factors of which the primary financial measure is operating income plus depreciation and amortization, or "EBITDA." EBITDA is presented because it is an integral part of our internal reporting and performance evaluation for senior management. EBITDA eliminates the uneven effect across all segments of considerable amounts of non-cash amortization of purchased intangibles recognized in business combinations accounted for under the purchase method. In addition, we use operating EBITDA to monitor compliance with the financial covenants in our amended credit agreement such as debt-to-operating EBITDA, interest coverage ratios and minimum operating EBITDA .We also use operating EBITDA to measure the performance and liquidity of our reportable segments. EBITDA and operating EBITDA are not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measure of performance prepared in accordance with generally accepted accounting principles. The EBITDA and operating EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

Results Of Operations

Three months ended June 30, 2000 compared to the three months ended June 30, 2001

	Three months ended June 30,

	Revenue		EBITDA		Operating income (loss)

	2000	2001	2000	2001	2000	2001

	(amounts in thousands)
Transaction Services	$108,162	$117,123	$12,933	$17,294	$2,760	$6,513
Credit Services	67,354	64,132	8,035	2,530	7,761	1,992
Marketing Services	41,756	52,215	2,297	8,654	(6,070)	2,165
Other/Eliminations	(50,582)	(50,905)	---	---	---	---

Total	$166,690	$182,565	$23,265	$28,478	$4,451	$10,670

	Three months ended June 30,

	Percentage of revenue		EBITDA margin		Operating margin

	2000	2001	2000	2001	2000	2001

Transaction Services	64.9%	64.2%	12.0%	14.8%	2.6%	5.6%
Credit Services	40.4	35.1	11.9	3.9	11.5	3.1
Marketing Services	25.0	28.6	5.5	16.6	(14.5)	4.1
Other/Eliminations	(30.3)	(27.9)	---	---	---	---

Total	100.0%	100.0%	14.0%	15.6%	2.7%	5.8%

             Revenue.   Total revenue increased $15.9 million, or 9.5%, to $182.6 million for the three months ended June 30, 2001 from $166.7 million for the comparable period in 2000. The increase was principally due to an 8.3% increase in Transaction Services revenue and a 25.0% increase in Marketing Services revenue, partially offset by a 4.8% decrease in Credit Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $9.0 million, or 8.3%, due to an increase in the number of transactions processed and an increase in account processing in the utilities sector. Revenue related to transactions processed increased approximately $5.5 million as a result of a 10.2% increase in the number of transactions processed with a significant portion of the increase occurring among our large volume petroleum clients. Fees related to account processing and servicing increased $7.8 million during the three months ended June 30, 2001 over the comparable period in 2000 primarily from sales related to our utilities sector, partially offset by a decrease in the number of statements generated as a result of a lost client in the petroleum sector.

•	Credit Services. Credit Services revenue decreased $3.2 million, or 4.8%, primarily due to decreases in finance charges, net, partially offset by an increase in servicing fee income of $1.3 million, or 14.7%, during the three months ended June 30, 2001 over the comparable 2000 period. Finance charges, net, decreased $5.1 million during the three months ended June 30, 2001 from the comparable period in 2000. The decrease is largely attributable to a temporary increase in bankruptcy losses as a result of the anticipation of tougher bankruptcy legislation. Additionally, net charge-off rates during the three months ended June 30, 2001 were 90 basis points higher than in the comparable period in 2000. These losses were partially offset by 5.2% higher average outstanding credit card receivables in the securitization trust.

•	Marketing Services. Marketing Services revenue increased $10.5 million, or 25.0%, primarily due to an increase in reward revenue related to a 46.3% increase in the redemption of Air Miles reward miles. Additionally, services revenue increased 11.5% as a result of the recognition of deferred revenue balances. As a result of the increased issuance activity, our deferred revenue balance increased 2.2% to $310.2 million at June 30, 2001 from the balance at March 31, 2001.

             Operating Expenses.  Total operating expenses, excluding depreciation and amortization, increased $10.7 million, or 7.4%, to $154.1 million during the three months ended June 30, 2001 from $143.4 million during the comparable period in 2000. Total EBITDA margin increased to 15.6% for the three months ended June 30, 2001 from 14.0% for the comparable period in 2000. The increase in EBITDA margin is due to an increase in the Transaction Services and Marketing Services margin, partially offset by a decrease in the Credit Services margin.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $4.6 million, or 4.8%, to $99.8 million for the three months ended June 30, 2001 from $95.2 million for the comparable period in 2000, and EBITDA margin increased to 14.8% for the three months ended June 30, 2001 from 12.0% during the comparable period in 2000. The EBITDA margin increase is primarily related to improved margins at the operating unit level resulting from improved leverage of the core infrastructure costs.

•	Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $2.3 million, or 3.9%, to $61.6 million for the three months ended June 30, 2001 from $59.3 million for the comparable period in 2000, and EBITDA margin decreased to 3.9% for the three months ended June 30, 2001 from 11.9% during the comparable period in 2000. The decrease in EBITDA margin is the result of the decreased revenue from increased losses in the securitization trusts.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $4.1 million, or 10.4%, to $43.6 million for the three months ended June 30, 2001 from $39.5 million for the comparable period in 2000, and EBITDA margin increased to 16.6% for the three months ended June 30, 2001 from 5.5% for the comparable period in 2000. The EBITDA margin in the 2000 period was adversely impacted by the $3.9 million in non-recurring redemption related costs incurred as a result of the transition from Canadian Airlines to Air Canada as a primary reward supplier following their merger. Normally, we are able to purchase airline tickets at a contractually determined discount. Prior to the Air Canada merger, we had a long-term supply contract with Canadian Airlines. During the second quarter of 2000, we entered into a new supply agreement with Air Canada in order to help maintain a supply of airline seats for our collectors of Air Miles reward miles. Prior to signing our supply agreement with Air Canada, our supply of seats was constrained due to the reduction or elimination of some of Canadian Airlines’ routes. Based on our new supply agreement and other factors, we do not anticipate incurring redemption costs in 2001 at a level greater than what we have historically experienced. Excluding the $3.9 million of additional redemption costs, EBITDA margin for the three months ended June 30, 2000 would have been 14.9%.

•	Depreciation and Amortization. Depreciation and amortization decreased $1.0 million, or 5.3%, to $17.8 million for the three months ended June 30, 2001 from $18.8 million for the comparable period in 2000 due primarily to a $1.9 million decrease in the amortization of purchased intangibles.

             Operating Income.  Operating income increased $6.2 million, or 139.7%, to $10.7 million for the three months ended June 30, 2001 from $4.5 million during the comparable period in 2000. Operating income increased from revenue gains, improved EBITDA margins and a decrease in depreciation and amortization.

             Interest Expense.  Interest expense decreased $1.0 million, or 10.0%, to $8.6 million for the three months ended June 30, 2001 from $9.5 million for the comparable period in 2000 due to a decrease in average debt outstanding.

             Taxes.  Income tax expense increased $1.5 million, or 318.1%, to $2.0 million for the three months ended June 30, 2001 from $0.5 million in 2000 due to an increase in taxable income.

             Transactions with The Limited.  Revenue from The Limited and its affiliates, which includes merchant and database marketing fees, decreased $130,000, or 1.2%, to $10.8 million for the three months ended June 30, 2001 from $11.0 million for the comparable period in 2000.

Six months ended June 30, 2000 compared to the six months ended June 30, 2001

	Six months ended June 30,

	Revenue		EBITDA		Operating income (loss)

	2000	2001	2000	2001	2000	2001

	(amounts in thousands)
Transaction Services	$216,908	$235,292	$26,490	$31,807	$6,038	$11,054
Credit Services	137,257	137,942	16,636	10,892	16,046	9,953
Marketing Services	81,206	96,506	3,609	13,879	(13,953)	283
Other/Eliminations	(103,134)	(106,483)	---	---	---	---

Total	$332,237	$363,257	$46,735	$56,578	$8,131	$21,290

	Six months ended June 30,

	Percentage of revenue		EBITDA margin		Operating margin

	2000	2001	2000	2001	2000	2001

Transaction Services	65.3%	64.7%	12.2%	13.5%	2.8%	4.7%
Credit Services	41.3	38.0	12.1	7.9	11.7	7.2
Marketing Services	24.4	26.6	4.4	14.4	(17.2)	0.3
Other/Eliminations	(31.0)	(29.3)	---	---	---	---

Total	100.0%	100.0%	14.1%	15.6%	2.4%	5.9%

             Revenue.   Total revenue increased $31.0 million, or 9.3%, to $363.3 million for the six months ended June 30, 2001 from $332.2 million for the comparable period in 2000. The increase was principally due to an 8.5% increase in Transaction Services revenue, a 0.5% increase in Credit Services revenue and an 18.8% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $18.4 million, or 8.5%, due primarily to an increase in the number of transactions processed and an increase in account processing in the utilities sector. Revenue related to transactions processed increased approximately $9.9 million as a result of a 10.6% increase in the number of transactions processed with a significant portion of the increase occurring among our large volume petroleum clients. Fees related to account processing and servicing increased $10.8 million during the six months ended June 30, 2001 over the comparable period in 2000 primarily from sales related to our utilities sector, partially offset by a decrease in the number of statements generated as a result of a lost client in the petroleum sector. Additionally, inter-segment sales increased $2.7 million during 2001.

•	Credit Services. Credit Services revenue increased $0.7 million, or 0.5%, due to an increase in servicing fees, partially offset by a decrease in finance charges, net. Servicing fee income increased by $2.1 million, or 11.7%, during the six months ended June 30, 2001 over the comparable period in 2000 due to an increase in the average outstanding credit card receivables in the securitization trust. Finance charges, net decreased $1.4 million during the six months ended June 30, 2001 from the comparable period in 2000. The decrease is largely attributable to a temporary increase in bankruptcy losses in the second quarter as a result of the anticipation of tougher bankruptcy legislation. Additionally, net charge-off rates during the six months ended June 30, 2001 were 70 basis points higher than in the comparable period in 2000. These losses were partially offset by 4.3% higher average outstanding credit card receivables in the securitization trust.

•	Marketing Services. Marketing Services revenue increased $15.3 million, or 18.8%, primarily due to an increase in reward revenue related to a 33.0% increase in the redemption of Air Miles reward miles. Additionally, services revenue increased 10.8% as a result of the recognition of deferred revenue balances. As a result of the increased issuance activity, our deferred revenue balance increased 6.9% to $310.2 million at June 30, 2001 from the balance at December 31, 2000.

             Operating Expenses.  Total operating expenses, excluding depreciation and amortization, increased $21.2 million, or 7.4%, to $306.7 million during the six months ended June 30, 2001 from $285.5 million during the comparable period in 2000. Total EBITDA margin increased to 15.6% for the three months ended June 30, 2001 from 14.1% for the comparable period in 2000. The increase in EBITDA margin is due to increases in Marketing Services and Transaction Services margins, partially offset by a decrease in the Credit Services margin.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $13.1 million, or 6.9%, to $203.5 million for the six months ended June 30, 2001 from $190.4 million for the comparable period in 2000, and EBITDA margin increased to 13.5% for the six months ended June 30, 2001 from 12.2% during the comparable period in 2000. The EBITDA margin increase is primarily related to improved margins at the operating unit level resulting from improved leverage of the core infrastructure costs.

•	Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $6.4 million, or 5.3%, to $127.1 million for the six months ended June 30, 2001 from $120.6 million for the comparable period in 2000, and EBITDA margin decreased to 7.9% for the six months ended June 30, 2001 from 12.1% during the comparable period in 2000. The decrease in EBITDA margin is the result of the decreased revenue from increased losses in the securitization trusts.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $5.1 million, or 6.5%, to $82.6 million for the six months ended June 30, 2001 from $77.6 million for the comparable period in 2000, and EBITDA margin increased to 14.4% for the six months ended June 30, 2001 from 4.4% for the comparable period in 2000. The EBITDA margin in the 2000 period was adversely impacted by the $7.0 million in non-recurring redemption related costs incurred as a result of the transition from Canadian Airlines to Air Canada as a primary reward supplier following their merger. Normally, we are able to purchase airline tickets at a contractually determined discount. Prior to the Air Canada merger, we had a long-term supply contract with Canadian Airlines. During the second quarter of 2000, we entered into a new supply agreement with Air Canada in order to help maintain a supply of airline seats for our collectors of Air Miles reward miles. Prior to signing our supply agreement with Air Canada, our supply of seats was constrained due to the reduction or elimination of some of Canadian Airlines’ routes. Based on our new supply agreement and other factors, we do not anticipate incurring redemption costs in 2001 at a level greater than what we have historically experienced. Excluding the $7.0 million of additional redemption costs, EBITDA margin for the six months ended June 30, 2000 would have been 13.1%.

•	Depreciation and Amortization. Depreciation and amortization decreased $3.3 million, or 8.6%, to $35.3 million for the six months ended June 30, 2001 from $38.6 million for the comparable period in 2000 due to a $4.6 million decrease in the amortization of purchased intangibles.

             Operating Income.  Operating income increased $13.2 million, or 161.8%, to $21.3 million for the six months ended June 30, 2001 from $8.1 million during the comparable period in 2000. Operating income increased from revenue gains, improved EBITDA margins and a decrease in depreciation and amortization.

             Interest Expense.  Interest expense decreased $0.1 million, or 0.5%, to $18.2 million for the six months ended June 30, 2001 from $18.3 million for the comparable period in 2000 due to a decrease in average debt outstanding.

             Taxes.  Income tax expense increased $1.7 million, or 141.7%, to $2.9 million for the six months ended June 30, 2001 from $1.2 million in 2000 due to an increase in taxable income.

             Transactions with The Limited.  Revenue from The Limited and its affiliates, which includes merchant and database marketing fees, decreased $0.5 million, or 2.3%, to $20.4 million for the six months ended June 30, 2001 from $20.9 million for the comparable period in 2000.

Asset Quality

             Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses.

             Delinquencies.  A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid. When an account becomes delinquent, we print a message requesting payment on the cardholder’s billing statement. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past-due account based on the collection score and account balance, and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

             The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2000	% of total	June 30, 2001	% of total

	(dollars in thousands)
Receivables outstanding	$2,319,703	100.0%	$2,161,270	100.0%
Loan balances contractually delinquent:
31 to 60 days	62,040	2.7%	56,776	2.6%
61 to 90 days	36,095	1.5%	35,136	1.6%
91 or more days	64,473	2.8%	60,264	2.8%

Total	$162,608	7.0%	$152,176	7.0%

             Net Charge-Offs.  Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees. The following table presents our net charge-offs for the periods indicated on a securitized basis. Average credit card portfolio outstanding represents the average balance of the securitized receivables at the beginning of each month in the period indicated.

	Six months ended June 30,

	2000	2001

	(dollars in thousands)
Average credit card portfolio outstanding	$2,093,777	$2,184,672
Net charge-offs	79,027	89,116
Net charge-offs as a percentage of average loans outstanding (annualized)	7.5%	8.2%

             We believe, consistent with our statistical models and other credit analyses, that our securitized net charge-off ratio will continue to fluctuate but generally rise.

Liquidity and Capital Resources

    Operating Activities.  We generated cash flow from operating activities of $32.5 million for the six months ended June 30, 2001 compared to $26.7 million for the comparable period in 2000.   The increase in operating cash flows is related to improved operating results for the six months ended June 30, 2001, partially offset by working capital movements.  We utilize our operating cash flow for ongoing business operations and to pay interest expense.

    Investing Activities.  We utilized cash flow from investing activities of $35.9 million for the six months ended June 30, 2001 compared to providing $146,000 for the comparable period in 2000. Three significant components of investing activities are as follows:

•	Acquisitions. Net cash outlays for acquisitions for the six months ended June 30, 2001 were $18.8 million compared to zero in the comparable period in 2000.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of June 30, 2001, we had over $2.2 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, we are required to maintain a credit enhancement level of 6% as compared to 4% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future. During the first half of 2001, one of our public securitization series completed its controlled amortization period. We utilized an off-balance sheet warehouse facility to finance the controlled amortization. This resulted in a decrease in seller’s interest and an increase in due from securitization. The Company anticipates issuing a new public securitization series for its securitization trust in the third quarter.

•	Reserve Fund. Redemption settlement assets on our balance sheet at June 30, 2001 are related to a reserve fund we established in connection with funding future redemptions by collectors under the Air Miles reward program. We believe the reserve fund is sufficient to meet redemptions for the foreseeable future. We currently intend to set aside a portion of future transaction fees received to fund future redemption obligations. Based on various factors, we may reduce the amount of the reserve fund and utilize future cash flows and excess cash for general corporate purposes.

    Financing Activities.  Net cash provided by was $607,000 for the six months ended June 30, 2001 compared to net cash borrowings of  $11.2 million for the comparable period in 2000. Our financing activities relate primarily to funding working capital requirements and the securitization program. On June 13, 2001, we consummated our initial public offering, which consisted of 14,950,000 shares, including exercise of the underwriters’ over-allotment option, of our common stock, at a price to the public of $12.00 per share.  After deducting expenses and underwriting discounts and commissions, we received net offering proceeds of approximately $161.9 million.  We used proceeds of approximately $90.8 million to repay in full the outstanding balance of a term loan. In addition, all outstanding shares of our Series A cumulative convertible preferred stock converted into approximately 11,199,340 shares of common stock, following the initial public offering.  The remaining portion of the proceeds were used for general corporate purposes and working capital.

    Liquidity Sources.  We have two main sources of liquidity to finance working capital and securitization requirements:  certificates of deposit and a credit agreement.

             Certificates of Deposit.  We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization requirements. Securitization requirements are generally in the form of credit enhancements and interests in the principal balance of the credit card receivables. From mid-November to late January each year, we experience increased needs for working capital due to increased credit card usage during the holiday season. For additional credit enhancement during this period, our securitization program requires us to maintain a higher percentage of securitized assets through increased seller’s interest or excess funding deposits.

             Credit Agreement.  At June 30, 2001, we had $91.8 million outstanding under our credit facility, consisting of $91.8 million of term loans and zero under the revolving loan commitment. The credit facility prohibits us from borrowing in excess of four times our operating EBITDA. Based on this covenant, our borrowing capacity at June 30, 2001 was approximately $502.0 million. With total outstanding borrowings of $274.8 million under the credit agreement, we had additional borrowing capacity of $227.7 million. In addition, we had $108.3 million of cash and cash equivalents as of June 30, 2001.

             We believe that our current level of cash and financing capacity, along with future cash flows from operations, will provide sufficient liquidity to meet the needs of our existing businesses for the foreseeable future. However, we may from time to time seek longer-term financing to support additional cash needs, reduce short-term borrowings or raise funds for acquisitions.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise).  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk Management

Market Risk

             There has been no material change related to the Company’s exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

FORWARD-LOOKING STATEMENTS

             This Form 10-Q and the documents incorporated by reference herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management.  When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in “Risk Factors” of our Registration Statement on Form S-1.

             If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected.  Any forward-looking statements contained in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

             From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations.

             Service Merchandise, Inc., which is in involuntary Chapter 11 bankruptcy, and its subsidiary Service Credit Corp., as plaintiffs, have filed an action against World Financial in U.S. Bankruptcy Court for the Middle District of Tennessee.  The plaintiffs are alleging claims of breach of contract, anticipatory breach of contract, and violations of the automatic stay provisions of the U.S. Bankruptcy Code.  The action centers around claims that World Financial violated various contractual provisions of a private label credit card program agreement for Service Merchandise that World Financial entered into with Service Merchandise and Service Credit Corp.  Plaintiffs allege that World Financial violated the agreement, by among other things, unilaterally revising the credit standards applicable to existing cardholders and withholding monthly program payments from Service Credit Corp.  In April 2000, we moved to dismiss the amended complaint.  On November 9, 2000, the Bankruptcy Court issued an order dismissing a portion of the counts of the amended complaint, but allowing plaintiffs to go forward with other claims for breach of contract, anticipatory breach of contract and violation of the automatic stay.  On January 5, 2001, we answered the plaintiffs’ complaint denying their material allegations and asserting affirmative defenses.  We were granted leave by the Bankruptcy Court to file counterclaims against both plaintiffs.  Through these counterclaims, we are seeking to recover from Service Merchandise and Service Credit various amounts, cumulatively exceeding $30.0 million, that we contend are due and owing to us.  Service Merchandise and Service Credit Corp. filed a joint answer with affirmative defenses on April 26, 2001.  Neither Service Merchandise nor Service Credit Corp. have specified the amount of damages that they are seeking from us but do claim, among other things, that World Financial’s conduct caused the plaintiffs to suspend, and later terminate, the private label card program agreement.  The plaintiffs generally claim they suffered damages through unpaid amounts that they allege World Financial owes them, lost sales and profits, the loss of the economic benefits of the World Financial credit card program, and a loss of enterprise value.The parties have agreed to resolve the litigation, along with a preference action subsequently filed by Service Merchandise against World Financial, Alliance Data Systems Corporation and ADS Alliance Data Systems, Inc., without any payment of money by the defendants. This settlement is subject to the approval of the Bankruptcy Court. Service Merchandise filed a motion on August 8, 2001, seeking authorization to settle on these terms; the motion is set for hearing on August 28, 2001.

             On November 16, 2000, in the United States District Court, Southern District of Florida, Miami Division, a group of World Financial cardholders filed a putative class action complaint against World Financial.  The plaintiffs, individually and on behalf of all others similarly situated, commenced the action alleging that World Financial engaged in a systematic program of false, misleading, and deceptive practices to improperly bill and collect consumer debts from thousands of cardholders.  The suit stems from World Financial’s alleged practices involved in calculating finance charges and in crediting cardholder payments on the next business day if received after 6:30 a.m.  The plaintiffs contend that such practices are deceptive and result in the imposition of excessive finance charges and other penalties to cardholders.  The plaintiffs allege that World Financial, through such practices, has violated several federal and Florida state consumer protection statutes and breached cardholder contracts.  The plaintiffs have not specified an amount of damages, but have requested, individually and on behalf of a putative class, monetary and punitive damages for the alleged stated claims and permanent injunctions for alleged statutory violations.  The complaint was subsequently amended to include our subsidiary, ADS Alliance Data Systems, Inc., as a defendant.  We believe these allegations are without merit and intend to defend this matter vigorously.

Item 2. Changes in Securities and Use of Proceeds.

             During the reporting period, no shares of the Company’s common stock were issued pursuant to the exercise of options under the Company’s stock option and restricted stock plan.  However, in July 2001(subsequent to the reporting period) 26,940 shares of the Company’s common stock were issued pursuant to the exercise of options granted under the plan. The sales of the shares of the Company’s common stock issued pursuant to options were not registered under the Securities Act of 1933, as amended.  The sales and issuances of the shares of common stock described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering and transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

             On June 13, 2001, we consummated our initial public offering, which consisted of the sale of 14,950,000 shares, including exercise of the underwriters’ over-allotment option, of our common stock, par value $0.01 per share, at a price to the public of $12.00 per share pursuant to a Registration Statement on Form S-1, File No. 333-94623).  There were no selling securities holders who participated in the initial public offering.  Our initial public offering commenced on June 7, 2001 when the Registration Statement was declared effective by the SEC.  The managing underwriters were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse First Boston Corporation.  Aggregate proceeds from the offering were $179.4 million.

             In connection with our initial public offering, we incurred total expenses of approximately $17.5 million , including underwriting discounts and commissions of approximately $12.6 million and approximately $4.9 million in other expenses.  After deducting expenses, we received net offering proceeds of approximately $161.9 million. We used proceeds of approximately $90.8 million  to repay in full the outstanding balance of a term loan and approximately $500,000 was used to repurchase a then outstanding warrant for 167,084 shares of our common stock.  We have used and anticipate continuing to use the balance of the proceeds, approximately $62.5 million, for potential acquisitions and general corporate purposes, including working capital and capital expenditures.  No payments of expenses or uses of net proceeds constituted direct or indirect payments to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities, or to any of our affiliates.  The amounts and timing of our expenditures for general corporate purposes will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth of our business.  As a result, we have retained broad discretion in allocating the remaining proceeds from our initial public offering.

Item 3. Defaults Upon Senior Securities.
             None

Item 4. Submission of Matters to a Vote of Security Holders.
             None

Item 5. Other Information.
             None

Item 6. Exhibits and Reports on Form 8-K.
(a)         Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

4	Specimen Certificate for shares of Common Stock of the Registrant. (Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

10.01	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan. (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

(b)        Reports on Form 8-K:

             On June 18, 2001, the Company filed with the SEC a Current Report on Form 8-K, dated July 18, 2001. The Current Report on Form 8-K relates to the Company’s earnings for the second quarter of 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

Date: August 10, 2001	By:	/s/ Edward J. Heffernan
Edward J. Heffernan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2001	By:	/s/ Michael D. Kubic
Michael D. Kubic
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

4	Specimen Certificate for shares of Common Stock of the Registrant. (Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)

10.01	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan. (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623)