Form 10-Q
period 2001-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2001-11-14
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

 OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number: 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1429215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17655 Waterview Parkway Dallas, Texas	75252
(Address of Principal Executive Offices)	(zip code)

(972) 348-5100
(Registrant’s Telephone Number, Including Area Code)

             Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

             As of October 31, 2001, 73,478,901 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX
Part I:	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2000 (audited) and as of September 30, 2001

Condensed Consolidated Statements of Income for the three months ended September 30, 2000 and 2001 and for the nine months ended September 30, 2000 and 2001

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 2001

Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Part II:	OTHER INFORMATION

	Item 1.	Legal Proceedings
	Item 2.	Changes in Securities and Use of Proceeds
	Item 3.	Default Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

Part I. – Financial Information

Item 1. Financial Statements

	December 31, 2000	September 30, 2001
	(audited)	(unaudited)
ASSETS
Cash and cash equivalents	$116,941	$78,226
Due from card associations	125,083	145,202
Trade receivables	86,153	93,075
Credit card receivables and seller’s interest	137,865	126,432
Other current assets	57,733	66,723

Total current assets	523,775	509,658

Redemption settlement assets, restricted	152,007	146,368
Property and equipment, net	92,178	109,916
Other non-current assets	74,119	76,235
Due from securitizations	133,978	158,303
Intangible assets and goodwill, net	444,549	489,434

Total assets	$1,420,606	$1,489,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$63,570	$98,455
Accrued expenses	80,547	80,113
Merchant settlement obligations	149,271	176,589
Other liabilities	36,725	26,031
Debt, current portion	161,725	69,425

Total current liabilities	491,838	450,613
Other liabilities	1,856	6,955
Deferred revenue—service	88,931	95,316
Deferred revenue—redemption	201,255	220,483
Long-term and subordinated debt	274,335	200,820

Total liabilities	1,058,215	974,187

Commitments and contingencies
Series A cumulative convertible preferred stock, $0.01 par value;120 shares authorized; 120 shares issued and outstanding as of December 31, 2000 and none issued and outstanding as of September 30, 2001	119,400	-

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 47,545 shares as of December 31, 2000, 73,840 shares as of September 30, 2001	475	738

Additional paid-in capital	226,323	507,676
Retained earnings	16,370	17,293
Accumulated other comprehensive loss	(177)	(9,309)
Less: treasury stock at cost, 45 shares as of September 30, 2001	–	(671)

Total stockholders’ equity	242,991	515,727

Total liabilities and stockholders’ equity	$1,420,606	$1,489,914

See accompanying notes to condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	September 30		September 30,
	2000	2001	2000	2001
Revenues
Transaction and marketing services	$104,921	$121,883	$306,058	$348,087
Redemption revenue	21,434	29,952	60,126	80,631
Financing charges, net	37,906	40,246	122,178	119,310
Other income	4,546	8,071	12,681	15,381

Total revenue	168,807	200,152	501,043	563,409

Operating expenses
Cost of operations	135,955	156,018	405,620	445,079
General and administrative	7,336	11,563	23,172	29,182
Depreciation and other amortization	7,010	7,948	19,099	21,330
Amortization of purchased intangibles	12,256	10,529	38,771	32,433

Total operating expenses	162,557	186,058	486,662	528,024

Operating income	6,250	14,094	14,381	35,385
Other non-operating expense	–	–	2,476	–
Interest expense	9,949	6,092	28,241	24,294

Income (loss) before income taxes	(3,699)	8,002	(16,336)	11,091
Income tax expense	350	7,502	1,544	10,437

Income (loss) before extraordinary item	(4,049)	500	(17,880)	654
Loss from extinguishment of debt (less applicable income taxes of $410)	–	–	–	(615)

Net income (loss)	$(4,049)	$500	$(17,880)	$39

Income (loss) per share before extraordinary item—basic and diluted	$(0.12)	$0.01	$(0.49)	$(0.04)

Income (loss) per share—basic and diluted	$(0.12)	$0.01	$(0.49)	$(0.05)

Weighted average shares—basic	47,534	73,826	47,532	61,097

Weighted average shares—diluted	47,534	75,047	47,532	61,097

See accompanying notes to condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine months ended
	September 30,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$45,797	$105,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in redemption settlement assets	(9,057)	(2,386)
Net cash paid for corporate acquisition	–	(88,691)
Purchase of credit card receivables	–	(108,443)
Proceeds from sale of credit card receivable portfolios	–	79,365
Change in seller's interest	4,142	30,534
Change in due from securitizations	9,143	(24,827)
Capital expenditures	(26,517)	(24,336)

Net cash provided by (used in) investing activities	(22,289)	(138,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	356,675	316,005
Repayment of borrowings	(361,651)	(478,110)
Proceeds from issuance of common stock	66	161,457

Net cash provided by (used in) financing activities	(4,910)	(648)
Effect of exchange rate changes	(1,371)	(4,672)

Change in cash and cash equivalents	17,227	(38,715)
Cash and cash equivalents at beginning of period	56,546	116,941

Cash and cash equivalents at end of period	$73,773	$78,226

Non cash financing activity:
Conversion of cumulative convertible preferred stock into common stock	$–	$119,400

Supplemental Cash Flow Disclosure:
Interest Paid	$29,033	$28,287

Income taxes paid	$10,915	$17,376

See accompanying notes to condensed consolidated financial statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. COMPREHENSIVE LOSS

             Total comprehensive loss was $2.4 million and $1.9 million for the three months ended September 30, 2000 and 2001, respectively, and was $17.3 million and $8.7 million for the nine months ended September 30, 2000 and 2001, respectively. Comprehensive loss includes primarily net income, the change in the unrealized gain or loss on securities available for sale arising during the period and currency translation adjustments.

3. EARNINGS PER SHARE

             Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options and other dilutive securities outstanding during the year. However, as the Company generated net losses attributable to common stockholders, in certain periods presented below common equivalent shares, composed of incremental common shares issuable upon exercise of stock options and warrants and upon conversion of Series A cumulative convertible preferred stock, are not included in diluted net income (loss) per share for those periods because such shares are anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2000	2001	2000	2001
	(in thousands, except per share amounts)
NUMERATOR
Income (loss) before extraordinary item	$(4,049)	$500	$(17,880)	$654
Preferred stock dividends	1,800	–	5,400	3,240

Income (loss) before extraordinary item attributable to common stockholders	(5,849)	500	(23,280)	(2,586)
Extraordinary item, net	–	–	–	(615)

Net Income (loss) attributable to common stockholders	$(5,849)	$500	$(23,280)	$(3,201)

DENOMINATOR
Weighted average shares	47,534	73,826	47,532	61,097
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and warrants	–	1,221	–	–
Net effect of dilutive convertible preferred stock	–	–	–	–

Denominator for diluted calculations	47,534	75,047	47,532	61,097

Income (loss) per share before extraordinary item
Basic and diluted	$(0.12)	$0.01	$(0.49)	$(0.04)

Income (loss) per share
Basic and diluted	$(0.12)	$0.01	$(0.49)	$(0.05)

4. SEGMENT INFORMATION

             The Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total
	(in thousands)
Three months ended September 30, 2000
Revenues	$109,363	$64,402	$45,948	$(50,906)	$168,807
Depreciation and amortization	10,862	320	8,084	–	19,266
Operating income (loss)	2,650	4,538	(938)	–	6,250

Three months ended September 30, 2001
Revenues	$131,605	$69,120	$53,427	$(54,000)	$200,152
Depreciation and amortization	11,709	529	6,239	–	18,477
Operating income	7,921	4,977	1,196	–	14,094

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total
	(in thousands)
Nine months ended September 30, 2000
Revenues	$326,411	$201,659	$127,154	$(154,181)	$501,043
Depreciation and amortization	31,313	910	25,647	–	57,870
Operating income (loss)	8,687	20,584	(14,890)	–	14,381

Nine months ended September 30, 2001
Revenues	$366,294	$207,062	$149,933	$(159,880)	$563,409
Depreciation and amortization	32,460	1,468	19,835	–	53,763
Operating income	18,976	14,930	1,479	–	35,385

5. ACQUISITIONS

             In August 2001, the Company entered into a strategic relationship under which the Company will provide data processing and billing services for Puget Sound Energy, Inc. (“PSE”). As part of the strategic relationship, the Company acquired the assets of ConneXt, Inc. (“ConneXt”), including use of the ConsumerLinX® software.  The preliminary purchase price allocation of $36.5 million resulted in identifiable intangible assets of $18.0 million, which are being amortized over 10 years, and goodwill of $18.7 million.

In September 2001, the Company acquired the assets of Mailbox Capital Corporation (“Mailbox”).   An earn out agreement was also entered into providing for the payment of additional amounts depending on MailBox’s annual level of earnings through December 31, 2002.  The preliminary purchase price allocation of $33.3 million resulted in identifiable intangible assets of $1.0 million, which are being amortized over 2 years, and goodwill of $19.3 million.

Pursuant to Statements of Financial Accounting Standards (“SFAS”)  No. 142 "Goodwill and Other Intangible Assets", goodwill associated with acquisitions occurring subsequent to June 30, 2001 is not being amortized.  Each of these acquisitions has been accounted for as a purchase and its respective results are included with the Company's results from the effective date of acquisition. No pro forma financial information with respect to the above acquisitions is presented, as the impact is not material on an individual or aggregate basis.

 6. RECENTLY ISSUED ACCOUNTING STANDARDS

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise).  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.  Annualized amortization of goodwill attributable to acquisitions occurring prior to July 1, 2001 is approximately $18.2 million (less tax benefit of approximately $3.2 million).

In October 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is in the process of determining the impact, if any, of adopting SFAS No. 144.

Item 2.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                                                                           AND RESULTS OF OPERATIONS

Recent Developments

             In August 2001, we entered into a strategic relationship under which we will provide data processing and billing services for Puget Sound Energy, Inc. (“PSE”). As part of the strategic relationship, we acquired the assets of ConneXt, Inc. (“ConneXt”), including use of the ConsumerLinX® software.  The preliminary purchase price allocation of $36.5 million resulted in identifiable intangible assets of $18.0 million, which are being amortized over 10 years, and goodwill of $18.7 million.

In September 2001, we acquired the assets of Mailbox Capital Corporation (“Mailbox”).   An earn out agreement was also entered into providing for the payment of additional amounts depending on MailBox’s annual level of earnings through December 31, 2002.  The preliminary purchase price allocation of $33.3 million resulted in identifiable intangible assets of $1.0 million, which are being amortized over 2 years, and goodwill of $19.3 million.

Both of these acquisitions’ operating results have been included in the Transaction Services segment.

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

 Results Of Operations

Three months ended September 30, 2000 compared to the three months ended September 30, 2001

	Three months ended September 30,
	Revenue		EBITDA		Operating income (loss)
	2000	2001	2000	2001	2000	2001
	(amounts in thousands)
Transaction Services	$109,363	$131,605	$13,512	$19,630	$2,650	$7,921
Credit Services	64,402	69,120	4,858	5,506	4,538	4,977
Marketing Services	45,948	53,427	7,146	7,435	(938)	1,196
Other/Eliminations	(50,906)	(54,000)	–	–	–	–

Total	$168,807	$200,152	$25,516	$32,571	$6,250	$14,094

	Three months ended September 30,
	Percentage of revenue		EBITDA margin		Operating margin
	2000	2001	2000	2001	2000	2001
Transaction Services	64.8%	65.8%	12.4%	14.9%	2.4%	6.0%
Credit Services	38.2	34.5	7.5	8.0	7.0	7.2
Marketing Services	27.2	26.7	15.6	13.9	(2.0)	2.2
Other/Eliminations	(30.2)	(27.0)	–	–	–	–

Total	100.0%	100.0%	15.1%	16.3%	3.7%	7.0%

             Revenue.   Total revenue increased $31.3 million, or 18.6%, to $200.2 million for the three months ended September 30, 2001 from $168.8 million for the comparable period in 2000. The increase was principally due to a 20.3% increase in Transaction Services revenue, a 7.3% increase in Credit Services revenue and a 16.3% increase in Marketing Services revenue as follows:

•     Transaction Services.  Transaction Services revenue increased $22.2 million, or 20.3%, due to an increase in the number of transactions processed, an increase in account processing in the utilities sector and an increase in statements generated. Revenue related to transactions processed increased approximately $1.1 million as a result of a 11.1% increase in the number of transactions processed with a significant portion of the increase occurring among our large volume petroleum clients. Fees related to account processing and servicing increased $19.2 million during the three months ended September 30, 2001 over the comparable period in 2000 primarily from sales related to the PSE and Utilipro, Inc. acquisitions and a 9.9% increase in the number of statements generated.

•      Credit Services.  Credit Services revenue increased $4.7 million, or 7.3%, primarily due to increases in finance charges, net, an increase in servicing fee income of $0.9 million, or 9.7%, during the three months ended September 30, 2001 over the comparable 2000 period. Finance charges, net, increased $1.1 million during the three months ended September 30, 2001 from the comparable period in 2000.  The increase is largely attributable to lower cost of funds due to the recently completed $900.0 million asset backed securitization.  Partially offsetting the lower cost of funds, net charge-off rates increased by approximately 154 basis points during the three months ended September 30, 2001 from the comparable period in 2000.  Merchant fees increased by $1.4 million as a result of a 15.1% increase in private label credit sales.

•      Marketing Services.  Marketing Services revenue increased $7.5 million, or 16.3%, primarily due to an increase in reward revenue related to a 35.6% increase in the redemption of Air Miles reward miles.  Additionally, services revenue increased 6.9% as a result of  the recognition of deferred revenue balances accumulated in connection with the original issuance of Air Miles reward miles. As a result of a 7.5% increase in Air Miles reward miles issuance activity, our deferred revenue balance increased 1.8% to $315.8 million at September 30, 2001 from the balance at June 30, 2001.

             Operating Expenses.  Total operating expenses, excluding depreciation and amortization, increased $24.3 million, or 17.0%, to $167.6 million during the three months ended September 30, 2001 from $143.3 million during the comparable period in 2000. Total EBITDA margin increased to 16.3% for the three months ended September 30, 2001 from 15.1% for the comparable period in 2000. The increase in EBITDA margin is due to increases in Transaction Services and Credit Services, partially offset by a decrease in the Marketing Services margin.

•      Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $16.1 million, or 16.8%, to $112.0 million for the three months ended September 30, 2001 from $95.9 million for the comparable period in 2000, and EBITDA margin increased to 14.9% for the three months ended September 30, 2001 from 12.4% during the comparable period in 2000. The EBITDA margin increase is primarily related to improved margins at the operating unit level resulting from improved leverage of the core infrastructure costs.

•      Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $4.1 million, or 6.8%, to $63.6 million for the three months ended September 30, 2001 from $59.5 million for the comparable period in 2000, and EBITDA margin increased to 8.0% for the three months ended September 30, 2001 from 7.5% during the comparable period in 2000. The increase in EBITDA margin is the result of the increased revenue and lower cost of funds due to the recently completed $900.0 million asset backed securitization.

•      Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $7.2 million, or 18.5%, to $46.0 million for the three months ended September 30, 2001 from $38.8 million for the comparable period in 2000, and EBITDA margin decreased to 13.9% for the three months ended September 30, 2001 from 15.6% for the comparable period in 2000 due to the timing of marketing and development expenses in the quarter.

•      Depreciation and Amortization.  Depreciation and amortization decreased $0.8 million, or 4.1%, to $18.5 million for the three months ended September 30, 2001 from $19.3 million for the comparable period in 2000 due primarily to a $1.7 million decrease in the amortization of purchased intangibles related to certain purchased intangibles becoming fully amortized during the quarter.

             Operating Income.  Operating income increased $7.8 million, or 125.5%, to $14.1 million for the three months ended September 30, 2001 from $6.3 million during the comparable period in 2000. Operating income increased primarily from revenue gains, improved EBITDA margins and a decrease in depreciation and amortization.

             Interest Expense.  Interest expense decreased $3.9 million, or 38.8%, to $6.1 million for the three months ended September 30, 2001 from $9.9 million for the comparable period in 2000 due to a decrease in average debt outstanding.

             Taxes.  Income tax expense increased $7.2 million to $7.5 million for the three months ended September 30, 2001 from $0.4 million in 2000 due to an increase in taxable income. Our effective rate for the three months ended September 30, 2001 was approximately 95% and is most significantly impacted by the non-deductibility of a portion of our amortization of purchased intangibles.

             Transactions with The Limited.  Revenue from The Limited and its affiliates, which includes merchant and database marketing fees, decreased $132,000, or 1.2%, to $11.0 million for the three months ended September 30, 2001 from $11.2 million for the comparable period in 2000.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 2001

	Nine months ended September 30,
	Revenue		EBITDA		Operating income (loss)
	2000	2001	2000	2001	2000	2001
	(amounts in thousands)
Transaction Services	$326,411	$366,294	$40,000	$51,436	$8,687	$18,976
Credit Services	201,659	207,062	21,494	16,398	20,584	14,930
Marketing Services	127,154	149,933	10,757	21,314	(14,890)	1,479
Other/Eliminations	(154,181)	(159,880)	–	–	–	–

Total	$501,043	$563,409	$72,251	$89,148	$14,381	$35,385

	Nine months ended September 30,
	Percentage of revenue		EBITDA margin		Operating margin
	2000	2001	2000	2001	2000	2001
Transaction Services	65.1%	65.0%	12.3%	14.0%	2.7%	5.2%
Credit Services	40.2	36.8	10.7	7.9	10.2	7.2
Marketing Services	25.4	26.6	8.5	14.2	(11.7)	1.0
Other/Eliminations	(30.7)	(28.4)	–	–	–	–

Total	100.0%	100.0%	14.4%	15.8%	2.9%	6.3%

             Revenue.   Total revenue increased $62.4 million, or 12.4%, to $563.4 million for the nine months ended September 30, 2001 from $501.0 million for the comparable period in 2000. The increase was principally due to a 12.2% increase in Transaction Services revenue, a 2.7% increase in Credit Services revenue and a 17.9% increase in Marketing Services revenue as follows:

•      Transaction Services.  Transaction Services revenue increased $39.9 million, or 12.2%, due primarily to an increase in the number of transactions processed and an increase in account processing in the utilities sector. Revenue related to transactions processed increased approximately $10.5 million as a result of a 10.8% increase in the number of transactions processed with a significant portion of the increase occurring among our large volume petroleum clients. Fees related to account processing and servicing increased $33.3 million during the nine months ended September 30, 2001 over the comparable period in 2000 primarily from sales related to the PSE and Utilipro acquisitions.  Additionally, inter-segment sales increased $5.7 million during 2001.

•      Credit Services.  Credit Services revenue increased $5.4 million, or 2.7%, due to an increase in servicing fees, partially offset by a decrease in finance charges, net. Servicing fee income increased by $3.0 million, or 11.0%, during the nine months ended September 30, 2001 over the comparable period in 2000 due to an increase in the average outstanding credit card receivables in the securitization trust. Finance charges, net decreased $0.2 million during the nine months ended September 30, 2001 from the comparable period in 2000.  The decrease is largely attributable to an increase in bankruptcy losses in the second quarter as a result of the anticipation of tougher bankruptcy legislation.  Additionally, net charge-off rates during the nine months ended September 30, 2001 were 100 basis points higher than in the comparable period in 2000.  These losses were partially offset by 4.6% higher average outstanding credit card receivables in the securitization trust.

•      Marketing Services.  Marketing Services revenue increased $22.8 million, or 17.9%, primarily due to an increase in reward revenue related to a 33.9% increase in the redemption of Air Miles reward miles. Additionally, services revenue increased 9.4% as a result of the recognition of deferred revenue balances accumulated in connection with the original issuance of Air Miles reward miles.  As a result of the 9.2% increase in Air Miles reward miles issuance activity, our deferred revenue balance increased 8.8% to $315.8 million at September 30, 2001 from the balance at December 31, 2000.

             Operating Expenses.  Total operating expenses, excluding depreciation and amortization, increased $45.4 million, or 10.6%, to $474.3 million during the nine months ended September 30, 2001 from $428.8 million during the comparable period in 2000. Total EBITDA margin increased to 15.8% for the nine months ended September 30, 2001 from 14.4% for the comparable period in 2000. The increase in EBITDA margin is due to increases in Transaction Services and Marketing Services margins, partially offset by a decrease in the Credit Services margin.

•      Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $28.4 million, or 9.9%, to $314.9 million for the nine months ended September 30, 2001 from $286.4 million for the comparable period in 2000, and EBITDA margin increased to 14.0% for the nine months ended September 30, 2001 from 12.3% during the comparable period in 2000. The EBITDA margin increase is primarily related to improved margins at the operating unit level resulting from improved leverage of the core infrastructure costs.

•      Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $10.5 million, or 5.8%, to $190.7 million for the nine months ended September 30, 2001 from $180.2 million for the comparable period in 2000, and EBITDA margin decreased to 7.9% for the nine months ended September 30, 2001 from 10.7% during the comparable period in 2000 due to increased costs related to an increase in bankruptcy losses in the second quarter as a result of the anticipation of tougher bankruptcy legislation.

•      Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $12.2 million, or 10.5%, to $128.6 million for the nine months ended September 30, 2001 from $116.4 million for the comparable period in 2000, and EBITDA margin increased to 14.2% for the nine months ended September 30, 2001 from 8.5% for the comparable period in 2000. The EBITDA margin in the 2000 period was adversely impacted by the $7.0 million in non-recurring redemption related costs incurred as a result of the transition from Canadian Airlines to Air Canada as a primary reward supplier following their merger. Normally, we are able to purchase airline tickets at a contractually determined discount. Prior to the Air Canada merger, we had a long-term supply contract with Canadian Airlines. During the second quarter of 2000, we entered into a new supply agreement with Air Canada in order to help maintain a supply of airline seats for our collectors of Air Miles reward miles. Prior to signing our supply agreement with Air Canada, our supply of seats was constrained due to the reduction or elimination of some of Canadian Airlines’ routes. Based on our new supply agreement and other factors, we do not anticipate incurring redemption costs in 2001 at a level greater than what we have historically experienced. Excluding the $7.0 million of additional redemption costs, EBITDA margin for the nine months ended September 30, 2000 would have been 14.0%.

•      Depreciation and Amortization.  Depreciation and amortization decreased $4.1 million, or 7.1%, to $53.8 million for the nine months ended September 30, 2001 from $57.9 million for the comparable period in 2000 due primarily to a $6.3 million decrease in the amortization of purchased intangibles related to certain purchased intangibles becoming fully amortized during the quarter.

             Operating Income.  Operating income increased $21.0 million, or 146.1%, to $35.4 million for the nine months ended September 30, 2001 from $14.4 million during the comparable period in 2000. Operating income increased from revenue gains, improved EBITDA margins and a decrease in depreciation and amortization.

             Interest Expense.  Interest expense decreased $3.9 million, or 14.0%, to $24.3 million for the nine months ended September 30, 2001 from $28.2 million for the comparable period in 2000 due to a decrease in average debt outstanding.

             Taxes.  Income tax expense increased $8.9 million to $10.4 million for the nine months ended September 30, 2001 from $1.5 million in 2000 due to an increase in taxable income. Our effective rate for the nine months ended September 30, 2001 was approximately 95% and is most significantly impacted by the non-deductibility of a portion of our amortization of purchased intangibles.

             Transactions with The Limited.  Revenue from The Limited and its affiliates, which includes merchant and database marketing fees, decreased $0.6 million, or 1.9%, to $31.4 million for the nine months ended September 30, 2001 from $32.0 million for the comparable period in 2000.

Asset Quality

             Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses.

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

             The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2000	% of total	September 30, 2001	% of total
	(dollars in thousands)
Receivables outstanding	$2,319,703	100.0%	$2,156,138	100.0%
Loan balances contractually delinquent:
31 to 60 days	62,040	2.7	53,491	2.5
61 to 90 days	36,095	1.5	36,085	1.7
91 or more days	64,473	2.8	65,535	3.0

Total	$162,608	7.0%	$155,111	7.2%

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

	Nine months ended September 30,
	2000	2001
	(dollars in thousands)
Average credit card portfolio outstanding	$2,070,927	$2,166,059
Net charge-offs	115,680	135,876
Net charge-offs as a percentage of average loans outstanding (annualized)	7.4%	8.4%

             We believe, consistent with our statistical models and other credit analyses, that our securitized net charge-off ratio will continue to fluctuate but generally rise.

Liquidity and Capital Resources

             Operating Activities.  We generated cash flow from operating activities of $105.4 million for the nine months ended September 30, 2001 compared to $45.8 million for the comparable period in 2000.   The increase in operating cash flows is related to improved operating results for the nine months ended September 30, 2001, partially offset by working capital movements.  We utilize our operating cash flow for ongoing business operations and to pay interest expense.

             Investing Activities.  We utilized cash flow in investing activities of $138.8 million for the nine months ended September 30, 2001 compared to $22.3 million for the comparable period in 2000. Three significant components of investing activities are as follows:

•      Acquisitions. Net cash outlays for acquisitions for the nine months ended September 30, 2001 were $88.7 million compared to no outlays in the comparable period in 2000.  The outlays for acquisitions relate to the February 2001 Utilipro, the August 2001 ConneXt, and the September 2001 Mailbox transactions.

•      Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of September 30, 2001, we had over $2.2 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancements are principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. Each year during the period from November to January, we are required to maintain a credit enhancement level of 6% as compared to 4% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

•      Reserve Fund. Redemption settlement assets on our balance sheet at September 30, 2001 are related to a reserve fund we established in connection with funding future redemptions by collectors under the Air Miles reward miles program. We believe the reserve fund is sufficient to meet redemptions for the foreseeable future. We currently intend to set aside a portion of future transaction fees received to fund future redemption obligations. Based on various factors, we may reduce the amount of the reserve fund and utilize future cash flows and excess cash for general corporate purposes.

             Financing Activities.  Net cash used was $648,000 for the nine months ended September 30, 2001 compared to net cash borrowings of $4.9 million for the comparable period in 2000. Our financing activities relate primarily to funding working capital requirements and the securitization program. On June 13, 2001, we consummated our initial public offering, which consisted of 14,950,000 shares, including exercise of the underwriters’ over-allotment option, of our common stock, at a price to the public of $12.00 per share.  After deducting expenses and underwriting discounts and commissions, we received net offering proceeds of approximately $161.9 million.  We used proceeds of approximately $90.8 million to repay in full the outstanding balance of a term loan. In addition, all outstanding shares of our Series A cumulative convertible preferred stock converted into approximately 11,199,340 shares of common stock, following the initial public offering.  The remaining portion of the proceeds are being used for general corporate purposes and working capital.

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

             Credit Agreement.  At September 30, 2001, we had $87.6 million outstanding under our credit facility, consisting of $87.6 million of term loans and no outstanding borrowings under our $100.0 million revolving loan commitment. The term loan matures in installments through July 2003 and the revolving loan commitment matures in July 2003.  The credit facility prohibits us from borrowing in excess of four times our operating EBITDA. Based on this covenant, our borrowing capacity at September 30, 2001 was approximately $600.6 million. With total outstanding borrowings of $270.2 million, we had additional borrowing capacity of $330.4 million. In addition, we had $78.2 million of cash and cash equivalents as of September 30, 2001.

Our Board of Directors authorized a one million share repurchase program in September 2001. We repurchased 45,000 shares of its common stock for approximately $671,000 under this program in September 2001 and have continued to make purchases in the fourth quarter of 2001.

             We believe that our current level of cash and financing capacity, along with future cash flows from operations, will provide sufficient liquidity to meet the needs of our existing businesses for the foreseeable future. However, we may from time to time seek longer-term financing to support additional cash needs, reduce short-term borrowings or raise funds for acquisitions.

During August 2001, we completed a $900 million offering of asset-backed notes issued through the World Financial Network Credit Card Master Note Trust, as part of its securitization program. The notes are secured by a beneficial interest in a pool of receivables that arise under World Financial’s private label revolving credit card accounts. The notes have an expected maturity date of August 16, 2004.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise).  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We are currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.  Annualized amortization of goodwill attributable to acquisitions occurring prior to July 1, 2001 is approximately $18.2 million (less tax benefit of approximately $3.2 million).

In October 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are in the process of determining the impact, if any, of adopting SFAS No. 144.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Management

             Market risk is the risk of loss from changes in market prices and rates.  Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.  During the reporting period, there was no material change in credit risk, foreign currency exchange risk and redemption reward risk.

Market Risk

             Off-Balance Sheet Risk.  We are subject to off-balance sheet risk in the normal course of business, including commitments to extend credit and through financial instruments used to reduce the interest rate sensitivity of the securitization transactions. We enter into interest rate swap and treasury lock agreements in the management of interest rate exposure. These off-balance sheet financial instruments involve elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. These instruments also result in certain credit, market, legal and operational risks. We have established credit policies for off-balance sheet instruments consistent with those established for on-balance sheet instruments.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest expense was approximately $119.4 million through September 30, 2001. Of this total, $24.3 million of the interest expense was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest-sensitive components both on and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of its variable debt.  We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At September 30, 2001, approximately 7.0% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 8.4%.  An additional 85.4% of our outstanding debt at September 30, 2001 was locked at an effective interest rate of 6.1% through interest rate swap agreements and treasury locks with notional amounts totaling $1.7 billion.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our  business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in a decrease to pretax income of approximately $1.8 million. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pretax income.  Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

FORWARD-LOOKING STATEMENTS

             This Form 10-Q and the documents incorporated by reference herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management.  When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section of our Registration Statement on Form S-1.

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

Item 1.Legal Proceedings.

             From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations.

             A final settlement was reached with regard to the previously disclosed litigation and preference action involving Service Merchandise, Inc.  The matters were settled without the payment of cash by either party.

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

Item 2. Changes in Securities and Use of Proceeds.

             During the reporting period, 26,940 shares of our common stock were issued pursuant to the exercise of options under our  stock option and restricted stock plan prior to the registration of the shares subject to the plan as noted below.  The sales of the shares of our common stock issued pursuant to options were not registered under the Securities Act of 1933, as amended.  The sales and issuances of the shares of common stock described above were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering and transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

             In August 2001, pursuant to a Registration Statement on Form S-8, File No. 333-68134, we registered 8,753,000 shares of common stock for issuance pursuant to our stock option and restricted stock plan and 1,500,000 shares of common stock  for issuance in accordance with our Employee Stock Purchase Plan.  Pursuant to the terms of the employee stock purchase plan, the first purchases will be completed at the end of December 2001.

             In July 2001, we registered 1,500,000 shares of our common stock for issuance in accordance with our 401(k) and retirement savings plan pursuant to a Registration Statement on Form S-8, File No. 333-65556.

             On June 13, 2001, we consummated our initial public offering, which consisted of the sale of 14,950,000 shares, including exercise of the underwriters’ over-allotment option, of our common stock, par value $0.01 per share, at a price to the public of $12.00 per share pursuant to a Registration Statement on Form S-1, File No. 333-94623.  There were no selling security holders who participated in the initial public offering.  Our initial public offering commenced on June 7, 2001 when the Registration Statement was declared effective by the SEC.  The managing underwriters were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse First Boston Corporation.  Aggregate proceeds from the offering were $179.4 million.

             In connection with our initial public offering, we incurred total expenses of approximately $17.5 million, including underwriting discounts and commissions of approximately $12.6 million and approximately $4.9 million in other expenses.  After deducting expenses, we received net offering proceeds of approximately $161.9 million. We used proceeds of approximately $90.8 million  to repay in full the outstanding balance of a term loan and approximately $500,000 was used to repurchase a then outstanding warrant for 167,084 shares of our common stock.  We have used and anticipate continuing to use the balance of the proceeds, approximately $62.5 million, for potential acquisitions and general corporate purposes, including working capital and capital expenditures.  No payments of expenses or uses of net proceeds constituted direct or indirect payments to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities, or to any of our affiliates.  The amounts and timing of our expenditures for general corporate purposes will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth of our business.  As a result, we have retained broad discretion in allocating the remaining proceeds from our initial public offering.

Item 3.Defaults Upon Senior Securities.
             None

Item 4.Submission of Matters to a Vote of Security Holders.
             None

Item 5.Other Information.
             None

Item 6.Exhibits and Reports on Form 8-K.
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

(b)        Reports on Form 8-K:

             On  July 18, 2001, the Company filed with the SEC a Current Report on Form 8-K, dated July 18, 2001. The Current Report on Form 8-K relates to the Company’s earnings for the second quarter of 2001.

             On September 20, 2001, the Company filed with the SEC a Current Report on Form 8-K, dated September 20, 2001.  The Current Report on Form 8-K relates to the Company’s guidance for the 2001 year and the announcement of a share repurchase program.

             On September 24, 2001, the Company filed with the SEC a Current Report on Form 8-K, dated September 14, 2001.  The Current Report on Form 8-K relates to the Company’s acquisition of the assets of Mailbox Capital Corp.

             On October 18, 2001, the Company filed with the SEC a Current Report on Form 8-K, dated October 18, 2001.  The Current Report on Form 8-K relates to the Company’s earnings for the third quarter of 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

Date:	November 14, 2001	By:	/s/ Edward J. Heffernan
Edward J. Heffernan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 14, 2001	By:	/s/ Michael D. Kubic
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