Form 10-K405
period 2001-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2002-04-01
CIK 1101215

Use these links to rapidly review the document
INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ALLIANCE DATA SYSTEMS CORPORATION

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1429215 (I.R.S. Employer Identification No.)
17655 Waterview Parkway Dallas, Texas (Address of Registrant's Principal Executive Offices)	75252 (Zip Code)

(972) 348-5100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each on Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        As of March 1, 2002, 74,322,969 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $327,997,252. Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

Documents Incorporated By Reference

        Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2002 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

Item No.		Form 10-K Report Page
Forward-Looking Statements		i
PART I
1.	Business	1
2.	Properties	18
3.	Legal Proceedings	19
4.	Submission of Matters to a Vote of Security Holders	19
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters	20
6.	Selected Financial Data	22
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
7A.	Quantitative and Qualitative Disclosures About Market Risk	36
8.	Financial Statements and Supplementary Data	37
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
PART III
10.	Directors and Executive Officers of the Company	38
11.	Executive Compensation	42
12.	Security Ownership of Certain Beneficial Owners and Management	48
13.	Certain Relationships and Related Transactions	50
PART IV
14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	53

Caution Regarding Forward-Looking Statements

        This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in Item 1 of this Form 10-K. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this annual report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

i

PART I

Item 1. Business

General

        We are a leading provider of transaction services, credit services and marketing services in North America. We focus on facilitating and managing electronic transactions between our clients and their customers through multiple distribution channels including in-store, catalog and the Internet. Our credit and marketing services assist our clients in identifying and acquiring new customers, as well as helping to increase the loyalty and profitability of their existing customers.

        We have a client base in excess of 300 companies, consisting mostly of specialty retailers, petroleum retailers, supermarkets and financial services companies. We generally have long-term relationships with our clients, with contracts typically ranging from three to five years in duration. The Limited, one of our largest stockholders, together with its retail affiliates, including Victoria's Secret Stores, Victoria's Secret Catalogue, Express, Bath & Body Works, Lerner New York, Henri Bendel and Structure, is our largest client, representing approximately 17.2% of our 2001 consolidated revenue.

Our History

        We are the result of the 1996 merger of two entities acquired by Welsh, Carson, Anderson & Stowe: J.C. Penney's transaction services business, BSI Business Services, Inc., and The Limited's credit card bank operation, World Financial Network National Bank.

        Since our formation in 1996, we have expanded our range of services and capabilities through a combination of internal efforts and acquisitions. In July 1998, we acquired The Loyalty Management Group Canada Inc., which developed and operates the AIR MILES® Reward Program in Canada. The acquisition expanded our Marketing Services capabilities to include loyalty marketing. In September 1998, we acquired Harmonic Systems Incorporated, which provides network services, on-line loyalty and stored value products to specialty retailers. This acquisition enabled us to expand our transaction services to include specialty retailers. In July 1999, we acquired the network services business of SPS Payment Systems, Inc., a wholly owned subsidiary of Associates First Capital Corporation. This acquisition increased our processing scale and added an additional 180 clients, many in market sectors with an increasing acceptance of electronic payments, such as mass transit, tollway and parking.

        In February 2001, we acquired substantially all of the operating assets of Utilipro, Inc., a subsidiary of AGL Resources, Inc. Utilipro is an account processing and servicing provider to the de-regulated utility sector. Utilipro provides these services to three clients serving approximately 500,000 utility customers. In August 2001, we entered into a strategic relationship under which we provide data processing and billing services for Puget Sound Energy, Inc., a regulated utility. As part of the strategic relationship, we acquired the assets of ConneXt, Inc., including use of the ConsumerLinX® software. In September 2001, we acquired the assets of Mailbox Capital Corporation, which provides print and mail services. In January 2002, we acquired Frequency Marketing, Inc., a small marketing services firm.

        In June 2001, we concluded our initial public offering of our common stock now listed on the New York Stock Exchange.

Our Products and Services

        Our products and services are centered around three core capabilities—Transaction Services, Credit Services and Marketing Services. We have traditionally marketed and sold our products and services on a stand-alone basis, but increasingly are marketing and selling them on a bundled and integrated basis. Our products and services and target markets are listed below:

Segment	Products and Services	Target Markets

Transaction Services	• Issuer Services
    -  Card Processing
    -  Billing and Payment Processing
    -  Customer Care
•  Merchant Services
    -  Network Services
    -  Merchant Bankcard Services
•  Utility Services
    -  Customer Information System
        Hosting
    -  Customer Care
	- Billing and Payment Processing	• Specialty Retail • Petroleum Retail • Regulated and De-regulated Utility
Credit Services	• Private Label Receivables Financing - Underwriting and Risk Management - Merchant Processing - Receivables Funding	• Specialty Retail • Petroleum Retail
Marketing Services	• Loyalty Programs - AIR MILES Reward Program - One-to-One Loyalty • Database Marketing Services	• Specialty Retail • Petroleum Retail • Supermarkets • Financial Services • Regulated and De-regulated Utility

Our Market Opportunity and Growth Strategy

        Our services are applicable to the full spectrum of commerce opportunities involving companies that sell products and services to individual consumers. Companies increasingly seek services that compile and analyze customer purchasing behavior, enabling them to more effectively communicate with their customers. The continuing shift to electronic payment systems generates valuable information on individual consumers and their purchasing preferences. Many retailers, however, lack the economies of scale and core competencies necessary to support their own transaction processing infrastructure or credit card or database operations. In addition, companies are increasingly outsourcing the development and management of their marketing programs, such as loyalty programs and database marketing services.

        Our current strategy to capitalize on these opportunities includes:

  •
  increasing the penetration of our products and services to existing clients;

  •
  expanding our client base in our existing market sectors;

  •
  continuing to expand our services and capabilities to help our clients succeed in multi-channel commerce; and

  •
  considering focused, strategic acquisitions and alliances to enhance our core capabilities or increase our scale.

Programs and Products

        Our program and product offerings are centered around three core operating segments—Transaction Services, Credit Services and Marketing Services.

Transaction Services

        We facilitate and manage transactions between our clients and their customers through our scalable processing systems. Our largest clients within this segment include The Limited and its retail affiliates, representing approximately 19.9% of this segment's 2001 revenue.

        Issuer Services.    As reported in the Nilson Report, based on the number of accounts on file, we were the second largest outsourcer of retail private label card programs in the United States in 2000, with 56.2 million accounts on file. We assist clients in issuing private label credit cards branded with the retailer's name or logo that can be used by customers at the client's store locations. We also provide service and maintenance to our clients' private label card programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Transaction Services segment performs issuer services for the Credit Services segment in connection with that segment's private label card programs. The inter-segment services accounted for 43.1% of Transaction Services revenue in 2001. Our commercial card processing and servicing capabilities are specifically designed to handle the unique requirements associated with providing a credit card program to businesses.

        We have developed a proprietary private label credit card system designed specifically for retailers with the flexibility to make changes to accommodate our clients' specific needs. We have also built into the system marketing tools to assist our clients' in increasing sales. We utilize our Quick Credit and On-Line Pre-Screen products to originate new private label credit card accounts. We believe that these products provide an effective marketing advantage over competing services.

        We use automated technology for bill preparation, printing and mailing. Commingling statements, presorting and bar coding allow us to take advantage of postal discounts. In addition, we also process customer payments using image processing technology to maximize efficiency. By doing so, we improve the funds availability for both our clients and for those private label receivables that we own or securitize.

        Our customer care operations are influenced by our retail heritage. We focus our training programs in all areas on achieving the highest possible standards. We monitor our performance by conducting surveys with our clients and their customers. Our call centers are equipped to handle phone, mail, fax and Internet inquiries. We also provide collection activities on delinquent accounts to support our retail private label credit card programs.

        Merchant Services.    We are a leading provider of transaction processing, processing over 2.7 billion transactions in 2001 through over 130,000 of our point-of-sale terminals. According to the Faulkner and Gray Card Industry report, we were ranked fifth among third-party U.S. payment processors in sales transactions processed in 2000. We believe that we are the largest transaction processor to the U.S. retail petroleum industry, and we have a significant presence in the specialty retail and transportation industries.

        We have built a network that enables us to process an array of electronic payment types including credit card, debit card, prepaid card, electronic benefits and fleet and check transactions. In addition to authorization and settlement of transactions, we also provide merchants with on-line, two-way mail messaging between our clients and their individual locations by broadcasting and receiving messages through their terminal devices. Our merchant bankcard services include financial settlement of MasterCard, Visa, Discover, American Express and other electronic card transactions, including credit, debit and stored value cards. Through our merchant bankcard services our clients can maintain their current settlement provider or use us as a single processor to streamline their end-to-end transaction processing.

        Utility Services.    We believe that we are one of the largest independent service providers of customer information systems for regulated and de-regulated utilities in North America. We provide a comprehensive single source business solution for customer care and billing solutions. This solution provides not only hosting of the customer information system, but also customer care and statement generation, focusing on successful acquisition, value enhancement and retention of our clients' customers.

        Currently, there are 17 states that have de-regulated electricity providers and 12 states that have de-regulated gas providers. In a de-regulated environment, gas and electric providers will need more sophisticated and complex billing and customer information systems to effectively compete in the marketplace. We believe that our ability to integrate transaction and marketing services effectively will provide a competitive advantage for us.

        Our current service offering is based on hosting customer information systems that allow us to provide our core service offerings of call center operation, statement generation and payment processing. In addition, we offer customer acquisition and database marketing services.

Credit Services

        Through our Credit Services segment we are able to finance and operate private label programs more effectively than a typical retailer can operate a stand-alone program, as we are able to fund receivables through our securitization program to achieve lower borrowing costs while having the infrastructure to support a variety of portfolio types and a large number of account holders. Through our subsidiary World Financial National Network Bank, we underwrite the accounts and fund purchases for 50 private label credit clients, representing over 63 million cardholders and over $2.4 billion of receivables as of December 31, 2001. The median FICO score of our active accounts is 657. Our clients are predominately specialty retailers, and the largest within this segment include The Limited and its retail affiliates, representing 46.1% of this segment's 2001 revenue, and Brylane, representing 20.4% of this segment's 2001 revenue.

        We believe that an effective risk management process is important in both account underwriting and servicing. We use risk-based pricing in establishing pricing arrangements with our clients. We also use a risk analysis in establishing initial credit limits with cardholders. Because we process a large number of credit applications each year, we use automated proprietary scoring technology and verification procedures to process these applications. Our underwriting process involves the purchase of credit bureau information for each credit applicant. We continuously validate, monitor and maintain the scorecards, and we use the resulting data to ensure optimal risk performance. We receive a merchant fee for processing each sales transaction charged to a private label credit card program for which we provide receivables funding. Processing includes authorization and settlement of the funds to the retailer, net of our merchant discount fee.

        We utilize a securitization program as our primary funding vehicle for private label credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a master trust. Our Transaction Services segment retains rights to service the securitized accounts. Our securitizations are treated as sales for accounting purposes and, accordingly, the receivable is removed from the balance sheet. We retain an ownership interest in the receivables, which is commonly referred to as a seller's interest, and a residual interest in the trust, which is commonly referred to as an interest only strip. The interest only strip is based on assumptions regarding future prepayments and credit losses and is subject to volatility that could materially affect our operating results. Both the amount and timing of estimated cash flows are dependent on the performance of the underlying credit card receivables, and actual cash flows may vary significantly from expectations. If prepayments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the carrying value of the interest only strips through a charge against earnings. The Limited and its retail affiliates accounted for approximately 43.8% of the receivables in the trust portfolio as of December 31, 2001. In addition, approximately 15.6% of the receivables in the trust portfolio related to credit card programs for catalogue operations of Brylane.

Marketing Services

        Our clients are focused on targeting, acquiring and retaining loyal and profitable customers. We create and manage marketing programs that result in securing more frequent and sustained customer purchasing. We utilize the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our primary service for this segment is the AIR MILES Reward Program, representing 86.4% of this segment's 2001 revenue. Our clients within this segment are specialty retailers, petroleum retailers, supermarkets and financial services providers. Our largest clients are Bank of Montreal, representing approximately 31.4% of this segment's 2001 revenue, Canada Safeway, representing approximately 15.7% of this segment's 2001 revenue, and American Express, representing approximately 10.4% of this segment's 2001 revenue.

        AIR MILES Reward Program.    We operate what we believe to be the largest loyalty program in Canada. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop across a range of retailers and other sponsors participating in the AIR MILES Reward Program. The AIR MILES Reward Program has enabled sponsors to use this tool to increase revenues by bringing new customers to the sponsor, retaining existing customers and increasing the amount spent by customers.

        We deal with three primary parties in connection with our AIR MILES Reward Program: Sponsors, Collectors and Suppliers.

        Sponsors.    A sponsor enters into an agreement with us to secure exclusive rights for its particular region and product or service category and to reward customers for changing their shopping behavior and increase sales from collectors. The program has over 130 brand names represented by sponsors, including Bank of Montreal, Canada Safeway, American Express, Shell Canada, A&P Canada, and Sobeys.

        Collectors.    Members of the AIR MILES Reward Program, known as collectors, accumulate AIR MILES reward miles based on their purchasing behavior at sponsor locations. The AIR MILES Reward Program offers a reward structure that provides a quick and easy way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards by shopping at participating sponsors. Based upon the most recent census data available, 1999, our active participants represented over 64% of all Canadian households. We have issued over ten billion AIR MILES reward miles since the program's inception in 1992.

        Suppliers.    We enter into supply agreements with suppliers of rewards to the program such as airlines, movie theaters and manufacturers of consumer electronics. We make these reward opportunities available through Air Canada and over 180 other reward suppliers. We make payments to suppliers based on a contractual supply arrangement when a collector redeems the AIR MILES reward miles.

        Database Marketing Services.    We built and manage a large database containing information on approximately 93.2 million U.S. consumers. Using this database, we developed a suite of data mining and profiling products that enable our clients to better understand their customers and optimize opportunities for developing customer relationships. We develop and execute programs designed to acquire and retain customers.

Safeguards To Our Business Disaster And Contingency Planning

        We have a number of safeguards to protect us from the risks we face as a business. Given the significant amount of data that we manage, much of which is real-time data to support our clients' commerce initiatives, we have established redundant facilities for our data centers. We operate two data processing centers. In the event of a disaster at either of our two data centers, we can restore that data center's systems at a third party provided disaster recovery center.

Protection of Intellectual Property and Other Proprietary Rights

        We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We do not currently hold any patents. However, we have three patent applications pending. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we do have applications pending in South American and European countries. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. We believe that our trademarks are important for our branding and corporate identification and marketing of our services in each segment.

Competition

        The markets for our products and services are highly competitive. We compete with data processing companies, credit card issuers and traditional and online marketing companies, as well as with the in-house staffs of our current and potential clients.

        Transaction Services.    The payment processing industry is highly competitive, especially among the five largest payment processors in the United States, which processed approximately 23.0 billion transactions during 2000. We are a leading provider of transaction services, processing over 2.7 billion transactions in 2001 through over 130,000 of our point-of-sale terminals. Our top three competitors have built their businesses by focusing on merchant banking relationships, while our focus has been on industry segments characterized by companies with large customer bases, detail-rich data and high transaction volumes. Our focus on specific market sectors allows us to develop and deliver solutions targeted to the needs of these sectors. This focus is consistent with our marketing strategy for all products and services. Additionally, we believe we effectively distinguish ourselves from other payment processors by providing solutions that help our clients leverage investments they have made in their payment systems by using these systems for electronic marketing programs. Our biggest competition in the area of utility services is from companies developing in-house solutions and capabilities.

        Credit Services.    Our credit services business competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. Our focus has been on targeting retailers that understand the competitive advantage of developing loyal customers. Typically these retailers have customers that make more frequent and smaller transactions. This results in the effective capture of detail-rich data within our database marketing services, allowing us to mine and analyze this data to develop successful customer relationship management strategies for our clients. As an issuer of private label credit cards, we compete with other payment methods, primarily general-purpose credit cards like Visa, MasterCard and American Express, as well as cash, checks and debit cards.

        Marketing Services.    As a provider of marketing services, we generally compete with advertising and other promotional and loyalty programs, both traditional and online, for a portion of a client's total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. For each of our marketing services, we expect competition to intensify as more competitors enter our market. In addition, new competitors with our AIR MILES Reward Program may target our sponsors and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers. Intensifying competition will make it more difficult for us to do this. For our database marketing services, our ability to continue to capture detailed transaction data on consumers is critical in providing effective customer relationship management strategies for our clients.

Regulation

        Federal and state laws and regulations extensively regulate the operations of our credit services bank subsidiary, World Financial Network National Bank. Many of these laws and regulations are intended to maintain the safety and soundness of World Financial Bank, and they impose significant restraints on it to which other non-regulated companies are not subject. Because World Financial Bank is deemed a credit card bank within the meaning of the Bank Holding Company Act, we are not subject to regulations as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial in nature. Nevertheless, as a national bank, World Financial Bank is still subject to overlapping supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

        World Financial Bank must maintain minimum amounts of regulatory capital. If World Financial Bank does not meet these capital requirements, the regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulating framework for prompt corrective action, World Financial Bank must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Under the National Bank Act, if the capital stock of World Financial Bank is impaired by losses or otherwise, the OCC is authorized to require us as the sole shareholder of the bank to make up the deficiency. To the extent necessary, if a deficiency in capital still exists, the FDIC may be appointed as a receiver to wind up World Financial Bank's affairs.

        Before World Financial Bank can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed (1) its net profits for that year plus (2) its retained net profits for the preceding two calendar years, less any required transfers to surplus. In addition, World Financial Bank may only pay dividends to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, World Financial Bank must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that World Financial Bank is engaged or is about to engage in an unsafe or unsound practice, which, depending on its financial condition, could include the payment of dividends, the authority may require, after notice and hearing, that World Financial Bank cease and desist from the unsafe practice.

        We are limited under Sections 23A and 23B of the Federal Reserve Act in the extent to which we can borrow or otherwise obtain credit from, or engage in other "covered transactions" with World Financial Bank, which may have the effect of limiting the extent to which World Financial Bank can finance or otherwise supply funds to us. "Covered transactions" include loans or extensions of credit, purchases of securities or assets, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in "covered transactions," they do require that we engage in covered transactions with World Financial Bank only on terms and under circumstances that are substantially the same, or at least as favorable to World Financial Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by World Financial Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral. The Federal Reserve Board has proposed new regulations concerning covered transactions that attempt to clarify and expand the foregoing limitations. If they are adopted, we will be subject to additional restrictions on these kinds of transactions.

        We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, IRS rules, and other regulations. Due to the tragic events of September 11, 2001, Congress, the IRS and the bank regulators have focused their attention on banks' monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks. Although World Financial Bank may not be directly affected by these new laws and regulations because it is a credit card bank, we will continue to monitor these developments as part of our efforts to comply with applicable law.

        We are also subject to numerous laws and regulations that are intended to protect consumers, including the Truth in Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. These laws and regulations mandate various disclosure requirements and regulate the manner in which we may interact with consumers. These and other laws also limit finance charges or other fees or charges earned in our activities. We conduct our operations in a manner that we believe excludes us from regulation as a consumer reporting agency under the Fair Credit Reporting Act. If we were deemed a consumer reporting agency, however, we would be subject to a number of additional complex regulatory requirements and restrictions.

        A number of new privacy regulations have been implemented in the United States and Canada in recent years. These new regulations place many new restrictions on our ability to collect and disseminate customer information. In the United States, a wide-ranging financial modernization law known as the Gramm-Leach-Bliley Act became law in November 1999, and additional privacy regulations under this act became effective in July 2001.

        Under Gramm-Leach-Bliley, we must develop and implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. We must also develop initial and annual privacy notices for customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to "opt out" of any such disclosure.

        In addition to the federal privacy laws with which we must comply, many states also have adopted statutes, regulations or other measures governing the collection and distribution of personal information about customers. In some cases these state measures are preempted by federal law, but if not, we make efforts to monitor and comply with individual state privacy laws in the conduct of our business.

        Canada has likewise recently enacted new privacy legislation known as the Personal Information Protection and Electronic Documents Act. This act requires organizations to obtain consent to the collection, use or disclosure of personal information. The nature of the required consent will depend on the sensitivity of the personal information and will permit personal information to be used only for the purpose for which it was collected. The Province of Quebec has made similar privacy legislation applicable to the private sector in that province since 1994 and other provinces are considering further privacy legislation. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with the new law.

Employees

        As of March 1, 2002, we had over 6,500 employees in the United States, Canada and New Zealand. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Risk Factors

Risks Related to General Business Operations

Ten clients were responsible for 57.2% of our consolidated revenue last year, and the loss of any of these clients could cause a significant drop in our revenue.

        We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients were responsible for approximately 57.2% of our consolidated revenue during the year ended December 31, 2001, with The Limited and its retail affiliates representing approximately 17.2% of our 2001 consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision to either utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

        Transaction Services.    Our 10 largest clients in this segment were responsible for approximately 60.9% of our Transaction Services revenue in 2001. The Limited and its retail affiliates was the largest Transaction Services client in 2001, representing approximately 19.9% of this segment's 2001 revenue, and Brylane, our second largest Transaction Services client, was responsible for approximately 8.8% of this segment's 2001 revenue. In August 2001, The Limited sold Lane Bryant to a third party and began to market goods at its Structure-branded stores under the Express name as Express for Men. Given the recent nature of these changes, we are unsure what their long term impact on our Transaction Services segment will be. Our contracts with The Limited and its retail affiliates and Brylane expire in 2006. Equiva Services, LLC was responsible for approximately 8.2% of this segment's 2001 revenue. We provide transaction processing services to Equiva which is the service provider to Shell-branded locations in the United States. Equiva is one of our 10 largest clients both in the Transaction Services segment and on a consolidated basis. Our contract with Equiva expires in December 2002 as a result of a contract extension entered into in August 2001. Upon expiration of this contract, we can give no assurance that we will successfully reach an agreement with Equiva on similar terms to those currently existing, or at all. If our negotiations with Equiva result in a decrease in pricing or the number and types of the transaction services we provide to Equiva, our revenue and profitability from Equiva would be further adversely affected.

        Credit Services.    Our two largest clients in this segment were responsible for approximately 66.5% of our Credit Services revenue in 2001. The Limited and its retail affiliates were responsible for approximately 46.1%, and Brylane was responsible for approximately 20.4% of our Credit Services revenue in 2001. Our contracts with these clients expire in 2006. We are unsure what the long term impact of the sale by The Limited of Lane Bryant and the rebranding of Structure as Express for Men will be on our Credit Services segment. The integration of Structure into Express could lead to the closing of stores and the name change could adversely impact credit sales causing lower revenues for our Credit Services segment.

        Marketing Services.    Our 10 largest clients in this segment were responsible for approximately 82.5% of our Marketing Services revenue in 2001. Bank of Montreal, Canada Safeway, American Express and Shell Canada were the four largest Marketing Services clients in 2001. The Bank of Montreal represented approximately 31.4%, Canada Safeway represented approximately 15.7%, American Express represented approximately 10.4% and Shell Canada represented approximately 8.1%, respectively, of this segment's 2001 revenue. Our contracts with The Bank of Montreal and Canada Safeway expire in March 2003 and December 2002, respectively.

Our largest client, The Limited, is a significant stockholder, and as a result it has the ability to influence our corporate affairs in a manner that could be inconsistent with the best interests of our other stockholders.

        Eight of our clients are retail affiliates of Limited Commerce Corp., our second largest stockholder and a wholly owned subsidiary of The Limited. The Limited, together with its retail affiliates, is our largest client. Limited Commerce Corp. beneficially owned approximately 19.7% of our common stock as of March 1, 2002, and, through a stockholders agreement, has the right to designate up to two members of our board of directors. As a significant stockholder with board representation, The Limited, unlike our other clients, is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The interests of The Limited may not be aligned with the interests of our company or other stockholders. The Limited could use its influence as a major client and large stockholder to negotiate contracts with us that have terms that are more favorable to The Limited than could be obtained by unaffiliated retailers. In addition, The Limited could use its influence and could act to hinder our ability to enter into contracts with its competitors.

Competition in our industry is intense and we expect it to intensify.

        The markets for our products and services are highly competitive, and we expect competition to intensify in each of those markets. Many of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. We cannot assure you that we will be able to compete successfully against our current and potential competitors nor can we be sure that we will be able to successfully market our services at our current levels of profitability.

The markets for the services that we offer may fail to expand or may contract and this could negatively impact our growth and profitability.

        Our growth and continued profitability rely on acceptance of the services that we offer. If demand for transaction, credit or marketing services decreases, the price of our common stock could fall and you could lose value in your investment. Loyalty and database marketing strategies are relatively new to retailers, and we cannot guarantee that merchants will continue to use these types of marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Any decrease in the demand for our services for the reasons discussed above or other reasons could have a material adverse effect on our growth and revenue.

We cannot assure you that we will effectively integrate acquisitions or realize their full benefits, and future acquisitions may result in dilutive equity issuances or increases in debt.

        We expect to continue to seek selective acquisitions as an element of our growth strategy. If we are unable to successfully integrate completed or any future acquisition, we may incur substantial costs and delays or other operational, technical or financial problems, any of which could harm our business and impact the trading price of our common stock. In addition, the failure to successfully integrate any future acquisition may divert management's attention from our core operations or could harm our ability to timely meet the needs of our customers. To finance future acquisitions, we may need to raise funds either by issuing equity securities or incurring debt. If we issue additional equity securities, such sales could reduce the current value of our stock by diluting the ownership interest of our stockholders.

We may face damages as a result of litigation in connection with a class action suit filed on behalf of a group of World Financial Bank cardholders.

        A group of World Financial Bank cardholders filed a putative class action complaint in November 2000 against World Financial Bank in U.S. District Court for the Southern District of Florida, Miami Division, alleging that World Financial Bank's billing practices are false, misleading and deceptive, and therefore in breach of state and federal laws and cardholder contracts. The plaintiff group of cardholders has not specified the amount of damages that it is seeking. The amount of such damages, if any, would be determined at trial. Due to the uncertainty inherent in litigation, we cannot provide assurance that an ultimate result against World Financial Bank in this action would not have a material adverse effect on us.

Failure to safeguard our databases and consumer privacy could affect our reputation among our clients and their customers and may expose us to legal claims from consumers.

        An important feature of our marketing and credit services is our ability to develop and maintain individual consumer profiles. As part of our AIR MILES Reward Program, database marketing program and private label program, we maintain marketing databases containing information on consumers' account transactions. Although we have extensive security procedures, our databases may be subject to unauthorized access. If we experience a security breach, the integrity of our marketing databases could be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, database marketing or private label programs could decline if any well-publicized compromise of security occurred. Any public perception that we released consumer information without authorization could subject us to legal claims from consumers and adversely affect our client relationships.

Loss of data center capacity or interruption of telecommunication links could affect our ability to timely meet the needs of our clients and their customers.

        Our ability to protect our data centers against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers or any failure of our telecommunication links that interrupts our operations could adversely affect our ability to meet our clients' needs and their confidence in utilizing us for future services.

As a result of our significant Canadian operations, our reported results will be affected by fluctuations in the exchange rate between the U.S. and Canadian Dollars.

        A significant portion of our Marketing Services revenue is derived from our Loyalty Group operations in Canada, which transacts business in Canadian dollars. Therefore, our reported results from quarter-to-quarter will be affected by changes in the exchange rate between the U.S. and Canadian dollars over the relevant periods.

Our hedging activity subjects us to off-balance sheet risks including interest rate risk and risks relating to the creditworthiness of the commercial banks with whom we contract in our hedging transactions.

        The interest rate swap and treasury lock agreements we use to reduce our exposure to fluctuations in interest and foreign currency rates subject us to off-balance sheet risk. These off-balance sheet financial instruments involve elements of credit and interest rate risk in excess of the amount recognized on our balance sheet and changes in their fair value could affect earnings. Our policy is to minimize cash flow exposure to adverse changes in interest rates and foreign exchange rates. Our objective is to engage in risk management strategies that provide adequate downside protection. Our hedging policy subjects us to risks relating to the creditworthiness of the commercial banks with whom we contract in our hedging transactions. If one of these banks cannot honor its obligations, we may suffer a loss. While our hedging policy reduces our exposure to losses resulting from unfavorable changes in interest rates, it also reduces or eliminates our ability to profit from favorable changes in interest rates.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

        Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party's patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Risks Particular to Transaction Services

If a cardholder has a dispute with a merchant or if a cardholder is a victim of a fraudulent transaction with a merchant, we may be liable for the amount of any charges related to such dispute or transaction in the event we are not reimbursed for such charges by the merchant.

        In our merchant bankcard services business, when a billing dispute between a cardholder and a merchant is resolved in favor of the cardholder, or when a card issuer detects fraudulent transactions submitted by a merchant, we "charge back" to the merchant the amount we originally credited to the merchant. We then credit the amount of the transaction back to the cardholder's account. These billing disputes or chargebacks typically relate to, among others:

  •
  the cardholder's nonreceipt of merchandise or services;

  •
  unauthorized use of a credit card; or

  •
  general disputes between a cardholder and a merchant as to the quality of the goods purchased or the services rendered by the merchant.

        If we are unable to collect amounts charged back to a merchant's account, and if the merchant refuses or is unable to reimburse us for the chargeback, we incur a loss equal to the amount of the chargeback. We cannot assure you that we will not experience significant losses from chargebacks in the future. Such significant losses could arise from merchant bankruptcies or other reasons that reduce the likelihood we will be reimbursed for chargebacks. Any significant chargeback losses in a period would have a material adverse effect on our profitability.

If we are required to pay state taxes on transaction processing, it could negatively impact our profitability.

        Transaction processing companies may be subject to state taxation of certain portions of their fees charged to merchants for their services. If we are required to pay such taxes and are unable to pass this tax expense through to our merchant clients, these taxes would negatively impact our profitability.

Risks Particular to Credit Services

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

        Since January 1996, we have sold substantially all of the credit card receivables owned by our credit card bank, World Financial Bank, to World Financial Network Credit Card Master Trust, sometimes through World Financial Network Credit Company, LLC, as part of our securitization program. This securitization program is the primary vehicle through which World Financial Bank finances our private label credit card receivables. If World Financial Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired. World Financial Bank's ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

  •
  conditions in the securities markets in general and the asset-backed securitization market in particular;

  •
  conformity in the quality of credit card receivables to rating agency requirements and changes in those requirements; and

  •
  our ability to fund required overcollateralizations or credit enhancements, which we routinely utilize in order to achieve better credit ratings to lower our borrowing costs.

Once World Financial Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables' performance and the continued solvency of the retailer where the underlying sales were generated. In the event one of those or other similar covenants is breached, an early amortization event could be declared, in which case the trustee for the securitization trust would retain World Financial Bank's interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Bank, until such time as the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables.

Increases in net charge-offs beyond our expectations could have a negative impact on our operating income and profitability.

        The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower's balance being charged-off as uncollectible. We rely principally on the customer's creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs beyond historical levels will reduce the net spread available to us from the securitization master trust and could result in a reduction in finance charge income or a write-down of the interest only strip. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses among consumers. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of credit card receivables and the average age of our various credit card account portfolios. The average age of credit card receivables affects the stability of delinquency and loss rates of the portfolio. At December 31, 2001, 19.1% of our securitized accounts and 39.7% of our securitized loans were less than 24 months old. For 2001, our securitized net charge-off ratio was 8.4% compared to 7.6% for 2000 and 7.2% for 1999. We cannot assure you that our risk-based pricing strategy can offset the negative impact on profitability caused by increases in delinquencies and losses. Any material increases in delinquencies and losses beyond our expectations could have a material adverse impact on us and the value of our net retained interests in loans that we sell though securitizations.

Changes in the amount of prepayments and defaults by cardholders on credit card balances may cause a decrease in the estimated value of interest only strips.

        The estimated fair value of interest only strips depends upon the anticipated cash flows of the related credit card receivables. A significant factor affecting the anticipated cash flows is the rate at which the underlying principal of the securitized credit card receivables is reduced. Prepayments represent principal reductions in excess of the contractually scheduled reductions. Other assumptions used in estimating the value of the interest only strips include estimated future credit losses and a discount rate commensurate with the risks involved. The rate of cardholder prepayments or defaults on credit card balances may be affected by a variety of economic factors, including interest rates and the availability of alternative financing, most of which are not within our control. A decrease in interest rates could cause cardholder prepayments to increase, thereby requiring a write down of the interest only strips. If prepayments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the estimated value of the interest only strips through a charge against earnings.

Interest rate fluctuations could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

        An increase or decrease in market interest rates could have a negative impact on the amount we realize from the spread between the yield on our assets and our cost of funding. A rise in market interest rates may indirectly impact the payment performance of consumers or the value of, or amount we could realize from the sale of, interest only strips. At December 31, 2001, approximately 6.9% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.6%. An additional 74.8% of our outstanding debt at December 31, 2001 was locked at an effective interest rate of 6.2% through interest rate swap agreements and treasury locks with notional amounts totaling $1.7 billion. Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in a decrease to pretax income of approximately $4.9 million. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pretax income. The foregoing sensitivity analysis is limited to the potential impact of an interest rate swing of 1.0% on cash flows and fair values, and does not address default or credit risk.

We expect growth in our credit services segment to result from new and acquired private label card programs, whose credit card receivable performance could result in increased portfolio losses and negatively impact our net retained interests in loans securitized.

        We expect an important source of growth in our private label card operations to come from the acquisition of existing private label programs and initiating private label programs with retailers who do not currently offer a private label card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot assure you that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these private label programs may result in defaults greater than our expectations and could have a material adverse impact on us and the value of our net retained interests in loans securitized.

Current and proposed regulation and legislation relating to our credit services could limit our business activities, product offerings and fees charged.

        Various Federal and state laws and regulations significantly limit the credit services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on customers, limit or prescribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a material adverse effect on our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a material adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

If our bank subsidiary fails to meet credit card bank criteria, we may become subject to regulation under the bank holding company act, which would force us to cease all of our non-banking business activities and thus cause a drastic reduction in our profits and revenue.

        Our bank subsidiary, World Financial Bank, is a limited purpose credit card bank. The Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, insures the deposits of World Financial Bank. World Financial Bank is not a "bank" as defined under the Bank Holding Company Act because it is in compliance with the following requirements:

  •
  it engages only in credit card operations;

  •
  it does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties;

  •
  it does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for extensions of credit;

  •
  it maintains only one office that accepts deposits; and

  •
  it does not engage in the business of making commercial loans.

        If World Financial Bank failed to meet the credit card bank criteria described above, World Financial Bank would be a "bank" as defined by the Bank Holding Company Act, subjecting us to regulation under the Bank Holding Company Act. Being deemed a bank holding company could significantly harm us, as we could be required to either divest any activities deemed to be non-banking activities or cease any activities not permissible for a bank holding company and its affiliates. While the consequences of being subject to regulation under the Bank Holding Company Act would be severe, we believe that the risk of becoming subject to such regulation is minimal as a result of the precautions we have taken in structuring our business.

Risks Particular to Marketing Services

Because we are dependent upon Air Canada, the dominant domestic air carrier in Canada, as a supplier of airline tickets for our AIR MILES Reward Program, we may not be able to meet the needs of our collectors if the capacity made available to us by Air Canada is inadequate to meet our collectors' demands.

        Air Canada completed its acquisition of Canadian Airlines in July 2000 and thereby solidified its position as the dominant Canadian domestic airline. Air Canada has merged the operations of Canadian Airlines and consolidated routes resulting in the reduction of routes, flights and seats offered by the merged airline. As a result of the acquisition, we entered into a new supply agreement with Air Canada that runs through 2004, superseding our prior agreement with Canadian Airlines. Notwithstanding our agreement with Air Canada, we cannot predict what impact route consolidation or elimination or changes in the merged airline's operations will have on our ability to satisfy and retain active collectors and sponsors of the AIR MILES Reward Program.

        The new supply agreement with Air Canada contains reductions in the guarantee related to the number of tickets available at contractual rates on certain routes after December 31, 2002. Once these capacity guarantees on certain routes are reduced in 2003, we may be required to meet the demands of collectors by purchasing tickets from other carriers. These tickets could be more expensive than a comparable ticket under the Air Canada agreement, and the routes offered by the other airlines may be inconvenient or undesirable to the redeeming collectors. As a result, we may experience higher air travel redemption costs in 2003 and 2004 than we are currently experiencing, while at the same time collector satisfaction with the AIR MILES Reward Program may be adversely affected by requiring travel on other carriers on certain routes.

If actual redemptions by collectors of AIR MILES reward miles are greater than expected, our revenues and profitability could be adversely affected.

        A portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of unredeemed reward miles is known as "breakage" in the loyalty industry. While our AIR MILES reward miles currently do not expire, reward miles are not redeemed by collectors for a number of reasons, including:

  •
  loss of interest in the program or sponsors;

  •
  collectors moving out of the program area; and

  •
  death of a collector.

If actual redemptions are greater than our estimates, our revenues and profitability could be adversely affected.

The loss of our most active AIR MILES reward miles collectors could negatively impact our growth and profitability.

        Our most active AIR MILES reward miles collectors represent a disproportionately large percentage of our AIR MILES reward program revenue. During 2001, we estimate that over half of the AIR MILES Reward Program revenues are derived from our most active AIR MILES reward miles collectors. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors and loyalty partners. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive.

Travel industry disruptions, similar to the catastrophic events of September 11, 2001, could negatively affect the AIR MILES Reward Program, our revenues and profitability.

        Travel is a major appeal of the AIR MILES Reward Program to collectors. Collectors could determine that travel is too dangerous and that the program is not as valuable and sponsors could lose loyal collectors. A reduction in collector use of the program could impact our ability to attract new sponsors and loyalty partners and to generate revenue from current sponsors and loyalty partners.

Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our marketing services, which could negatively affect our ability to satisfy our clients' needs.

        The enactment of legislation or industry regulations arising from public concern over consumer privacy issues could have a material adverse impact on our marketing services. Any such legislation or industry regulations could place restrictions upon the collection and use of information that is currently legally available, which could materially increase our cost of collecting some data. Legislation or industry regulation could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients' requirements.

        The Gramm-Leach-Bliley Act, which became law in November 1999, makes it more difficult to collect and use information that has been legally available and may increase our costs of collecting some data. New regulations under this act that took effect in July 2001 give cardholders the ability to "opt out" of having information generated by their credit card purchases shared with other parties or the public. Our ability to gather and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to "opt out," thereby precluding us from using their data. Under the regulations, we are required to refrain from using data generated by our existing cardholders and new cardholders until such cardholders are given the opportunity to opt out.

        Similarly, the Personal Information Protection and Electronic Documents Act enacted in Canada requires organizations to obtain a consumer's consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. The Loyalty Group allows its customers to voluntarily "opt out" from either promotional mail or electronic mail. Heightened consumer awareness of, and concern about, privacy may encourage more customers to "opt out" at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus mile offers and therefore would collect fewer AIR MILES reward miles.

Risks Related to Our Company

Some of our stockholders currently own a significant amount of our common stock. These stockholders may have interests that conflict with yours and would be able to control the election of directors and the approval of significant corporate transactions, including a change in control.

        Limited Commerce Corp. and the affiliated entities of Welsh, Carson, Anderson & Stowe beneficially owned approximately 19.7% and 58.8%, respectively, of our outstanding common stock as of December 31, 2001. Through a stockholders agreement, Limited Commerce Corp. has the right to designate up to two members of our board of directors and Welsh Carson has the ability to designate up to three members of our board of directors. As a result, these stockholders are able to exercise significant influence over, and in most cases control, matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. Limited Commerce Corp. and Welsh Carson may have interests that conflict with the interests of our company or other stockholders. Their continued concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless they approve the acquisition.

Delaware law and our charter documents could prevent a change of control that might be beneficial to you.

        Delaware law, as well as provisions of our certificate of incorporation and bylaws, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These provisions include:

  •
  a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms;

  •
  our board's authority to issue shares of preferred stock without stockholder approval; and

  •
  provisions of Delaware law that restrict many business combinations and provide that directors serving on staggered boards of directors, such as ours, may be removed only for cause.

These provisions of our certificate of incorporation, bylaws and Delaware law could discourage tender offers or other transactions that might otherwise result in our stockholders receiving a premium over the market price for our common stock.

Future sales of our common stock may adversely affect our common stock price.

        We may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. As of December 31, 2001, we had an aggregate of 115,760,000 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have also reserved 10,253,000 shares of our common stock for issuance under our stock option and restricted stock plan and employee stock purchase plan, of which 7,090,960 shares are issuable upon vesting of restricted stock awards and upon exercise of options granted as of December 31, 2001, including options to purchase approximately 2,615,000 shares exercisable as of December 31, 2001 or that will become exercisable within 60 days after December 31, 2001. We have reserved 1,500,000 shares of our common stock for issuance under our 401(k) and Retirement Savings Plan. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock and dilute the percentage ownership held by our stockholders. In addition sales of a substantial number of shares of common stock by The Limited or Welsh Carson, or the perception that such sales could occur, could also adversely affect prevailing market prices of our common stock.

Item 2. Properties

        We have several facilities throughout the United States, Canada, and New Zealand. As of December 31, 2001, we lease over 30 general office properties, comprising over 1.5 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our material facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Dallas, Texas	Corporate, Transaction Services	230,061	October 10, 2010
Columbus, Ohio	Credit Services	103,161	January 1, 2008
Columbus, Ohio	Credit Services	100,800	May 31, 2006
San Antonio, Texas	Transaction Services	67,540	January 1, 2003
Toronto, Ontario, Canada	Marketing Services	137,411	September 16, 2007

        We believe our current and proposed facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3. Legal Proceedings

        From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations.

        On November 16, 2000, in the United States District Court, Southern District of Florida, Miami Division, a group of World Financial Bank cardholders filed a putative class action complaint against World Financial Bank. The plaintiffs, individually and on behalf of all others similarly situated, commenced the action alleging that World Financial Bank engaged in a systematic program of false, misleading, and deceptive practices to improperly bill and collect consumer debts from thousands of cardholders. The suit stems from World Financial Bank's alleged practices involved in calculating finance charges and in crediting cardholder payments on the next business day if received after 6:30 a.m. The plaintiffs contend that such practices are deceptive and result in the imposition of excessive finance charges and other penalties to cardholders. The plaintiffs allege that World Financial Bank, through such practices, has violated the federal Fair Credit Billing Act, the federal Truth-In Lending Act and breached cardholder contracts. The court has dismissed other claims brought by the plaintiffs under Florida state consumer protection statutes, ruling that Florida law is inapplicable to the suit. The plaintiffs have not specified an amount of damages, but have requested, individually and on behalf of a putative class, monetary and punitive damages for the alleged stated claims and permanent injunctions for alleged statutory violations. The complaint was subsequently amended to include our subsidiary, ADS Alliance Data Systems, Inc., as a defendant. We are in the pre-trial discovery phase. We believe these allegations are without merit and intend to defend this matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        We began trading on the New York Stock Exchange on June 8, 2001 under the symbol ADS. As of March 1, 2002, we had approximately 78 record holders and approximately 3,100 non-objecting beneficial holders, exclusive of any holders through our company sponsored employee benefit plans. On March 1, 2002, the closing sales price for our common stock was $21.52 per share. The following table sets out the high and low closing sales prices for our common stock for each full quarterly period since June 8, 2001.

Period	High	Low
2001
Fourth Quarter	$19.15	$14.33
Third Quarter	$16.75	$11.35
Second Quarter (June 8 to June 30)	$15.11	$12.86

        We have never declared or paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant. In addition, under the terms of our credit agreement, we cannot declare or pay dividends or return capital to our common stockholders, nor can we authorize or make any other distribution, payment or delivery of property or cash to our common stockholders.

Recent Sales of Unregistered Securities

        Simultaneously with the closing of our initial public offering in June 2001, we converted all of our outstanding shares of Series A cumulative convertible preferred stock into approximately 11,199,340 shares of common stock. In addition, during 2001, options to purchase approximately 2,844,000 shares of our common stock and 26,940 shares of our common stock were issued pursuant to the exercise of options under our stock option and restricted stock plan prior to the registration of the shares subject to the plan. The sales of the shares of our common stock issued pursuant to options were not registered under the Securities Act of 1933, as amended. The sales and issuances of the shares of common stock described above were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering and transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Registered Securities

        On June 13, 2001, we completed our initial public offering, which consisted of the sale of 14,950,000 shares, including exercise of the underwriters' over-allotment option, of our common stock at a price to the public of $12.00 per share pursuant to a Registration Statement on Form S-1, File No. 333-94623. There were no selling security holders who participated in the initial public offering. Our initial public offering commenced on June 7, 2001 when the Registration Statement was declared effective by the SEC. The managing underwriters were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse First Boston Corporation. Aggregate proceeds from the offering were $179.4 million.

        In connection with our initial public offering, we incurred total expenses of approximately $18.6 million, including underwriting discounts and commissions of approximately $12.6 million and approximately $6.0 million in other expenses. After deducting expenses, we received net offering proceeds of approximately $160.8 million. We used proceeds of approximately $90.8 million to repay in full the outstanding balance of a term loan and approximately $500,000 was used to repurchase a then outstanding warrant for 167,084 shares of our common stock. The remaining proceeds were used to pay down additional debt and support our securitization program, acquisition and other working capital requirements. No payments of expenses or uses of net proceeds constituted direct or indirect payments to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

        We are the result of a 1996 merger of two entities acquired by Welsh, Carson, Anderson & Stowe—J.C. Penney's transaction services business, BSI Business Services, Inc., and The Limited's credit card bank operation, World Financial Bank. Prior to December 31, 1998, our fiscal year was based on a 52/53 week fiscal year ending on the Saturday closest to January 31. We have since changed our fiscal year end to December 31. Fiscal 1998 represents the eleven month period ended December 31, 1998. The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. Full year information is derived from financial statements that were audited by Deloitte & Touche LLP. You should read the following historical financial information along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K, including the financial statements and related notes that are included in this Form 10-K.

	Fiscal period
	1997	1998	1999	2000	2001
	(amounts in thousands, except per share amounts)

Income statement data
Total revenue	$353,399	$410,913	$583,082	$678,195	$777,351
Cost of operations	273,145	335,804	466,856	547,985	603,493
General and administrative expenses	15,302	17,589	35,971	32,201	45,431
Depreciation and other amortization	7,402	8,270	16,183	26,265	30,698
Amortization of purchased intangibles	28,159	43,766	61,617	49,879	43,506

Total operating expenses	324,008	405,429	580,627	656,330	723,128

Operating income	29,391	5,484	2,455	21,865	54,223
Other non-operating expenses	—	—	—	2,477	5,000
Fair value loss on interest rate derivative	—	—	—	—	15,131
Interest expense	15,459	27,884	42,785	38,870	30,097

Income (loss) from continuing operations before income taxes, discontinued operations and extraordinary item	13,932	(22,400)	(40,330)	(19,482)	3,995
Income tax expense (benefit)	5,236	(4,708)	(6,538)	1,841	11,612

Income (loss) from continuing operations before discontinued operations and extraordinary item	8,696	(17,692)	(33,792)	(21,323)	(7,617)
Income (loss) from discontinued operations, net of taxes	(8,247)	(300)	7,688	—	—
Loss on disposal of discontinued operations, net of taxes	—	—	(3,737)	—	—
Extraordinary item, net	—	—	—	—	(615)

Net income (loss)	$449	$(17,992)	$(29,841)	$(21,323)	$(8,232)

Income (loss) per share from continuing operations—basic and diluted (before extraordinary item)	$0.24	$(0.42)	$(0.78)	$(0.60)	$(0.17)

Net income (loss) per share—basic and diluted	$0.01	$(0.43)	$(0.70)	$(0.60)	$(0.18)

Weighted average shares used in computing per share amounts—basic and diluted	36,612	41,729	47,498	47,538	64,555

Calculation of Operating EBITDA(1):
Operating income	$29,391	$5,484	$2,455	$21,865	$54,223
Depreciation and other amortization	7,402	8,270	16,183	26,265	30,698
Amortization of purchased intangibles	28,159	43,766	61,617	49,879	43,506

EBITDA	64,952	57,520	80,255	98,009	128,427
Plus change in deferred revenue	—	20,729	91,149	40,845	39,363
Less change in redemption settlement assets	—	(11,838)	(63,472)	(18,357)	1,677

Operating EBITDA	$64,952	$66,411	$107,932	$120,497	$169,467

Operating EBITDA as a percentage of revenue	18.4%	16.2%	18.5%	17.8%	21.8%
Cash flows from operating activities	$(30,678)	$9,311	$251,638	$87,183	$169,681
Cash flows from investing activities	(103,746)	(145,386)	(309,451)	(24,457)	(192,408)
Cash flows from financing activities	104,870	163,282	74,929	1,144	32,497

	Fiscal period
	1997	1998	1999	2000	2001
	(amounts in thousands)

Segment operating data
Transactions processed	929,274	1,073,040	1,839,857	2,519,535	2,754,105
Statements generated	113,940	117,672	132,817	127,217	131,253
Average securitized portfolio	$1,615,196	$1,905,927	$2,004,827	$2,073,574	$2,197,935
Credit sales	$3,001,029	$2,866,062	$3,132,520	$3,685,069	$4,050,554
AIR MILES reward miles issued	—	611,824	1,594,594	1,927,016	2,153,550
AIR MILES reward miles redeemed	—	158,281	529,327	781,823	984,926
	As of
	January 31, 1998	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001
	(amounts in thousands)

Balance sheet data
Cash and cash equivalents	$20,595	$47,036	$56,546	$116,941	$117,535
Credit card receivables and seller's interest	144,440	139,458	150,804	137,865	128,793
Redemption settlement assets, restricted	—	70,178	133,650	152,007	150,330
Intangibles and goodwill, net	93,909	362,797	493,609	444,549	491,997
Total assets	619,901	1,091,008	1,301,263	1,421,179	1,477,218
Deferred revenue—service and redemption	—	158,192	249,341	290,186	329,549
Certificates of deposit and other receivables funding debt	50,900	49,500	116,900	139,400	120,800
Short-term debt	82,800	98,484	—	—	—
Credit agreement and subordinated debt	180,000	332,000	318,236	296,660	189,625
Total liabilities	415,145	796,203	921,791	1,058,788	971,490
Series A preferred stock	—	—	119,400	119,400	—
Total stockholders' equity	204,756	294,805	260,072	242,991	505,728

(1)
Operating EBITDA is equal to operating income plus depreciation and amortization and the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use it to monitor compliance with the financial covenants in our amended credit agreement, such as debt-to-operating EBITDA, interest coverage ratios and minimum operating EBITDA. We also use operating EBITDA as an integral part of our internal reporting to measure the performance and liquidity of our reportable segments. In addition, operating EBITDA eliminates the uneven effect across all segments of considerable amounts of non-cash amortization of purchased intangibles recognized in business combinations accounted for under the purchase method. Operating EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, operating EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The operating EBITDA measure presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We operate in three business segments: Transaction Services, Credit Services and Marketing Services.

        The Transaction Services segment includes issuer services, merchant services and utility services. Merchant services provides merchants, primarily in the petroleum and retail sectors, with credit and debit card transaction processing services, including authorization, capture and settlement activities. Issuer services include card processing, billing and payment processing and customer care for private label credit cards. Utility services include billing and payment processing and customer care for both de-regulated and regulated customers. The Transaction Services segment primarily generates revenue based on the number of transactions processed, statements mailed and customer calls handled. Operating costs for this segment include salaries and employee benefits, processing and servicing expense, such as data processing, postage, telecommunications and equipment lease expense.

        The Credit Services segment provides underwriting, risk management, merchant processing and receivables financing primarily for specialty retail clients. The Credit Services segment derives its revenue from the servicing fees and net financing income it receives from the securitization trusts. Credit Services also receives merchant discount fees from clients, which are determined based on a percentage of credit sales charged to our private label card accounts. Operating costs for the Credit Services segment include salaries and employee benefits processing and servicing expense, which includes credit bureau, postage, telephone and data processing expenses and a portion of interest expense.

        The Marketing Services segment includes coalition loyalty, one-to-one loyalty and database marketing services for a wide range of industries. The majority of the revenue of the Marketing Services segment is generated by our Canadian-based AIR MILES Reward Program. The Marketing Services segment also generates revenue from building and maintaining marketing databases as well as managing and marketing campaigns or projects we perform for our clients. Operating costs for this segment include salaries and employee benefits, redemption costs of the AIR MILES Reward Program, marketing, data processing and postage.

Significant Developments

        In 2001, Transaction Services increased its presence in the utility services sector with the signing of three new long-term contracts: Potomac Energy Power Company, Georgia Natural Gas, and Puget Sound Energy. We also acquired a regulated billing platform that will allow us to target a new set of clients. In 2001, the Credit Services segment established several new relationships with specialty retailers including both conversions of existing programs and start-up of new programs. The AIR MILES Reward Program completed a significant milestone in 2001 by completing national coverage in its grocery sector, the key sponsorship relationship in the program.

Significant Accounting Policies

        We utilize a securitization program to finance substantially all of the credit card receivables that we underwrite. Our securitization trusts allow us to sell credit card receivables to the trusts on a daily basis. As a result, our Credit Services segment derives its revenue from the servicing fees and net financing income it receives from the securitization trusts.

        We record gains or losses on the securitization of credit card receivables on the date of sale based on cash received and on the estimated fair value of assets retained and liabilities incurred in the sale. Gains represent the present value of the anticipated cash flows we have retained over the estimated outstanding period of the receivables. This anticipated excess cash flow essentially represents an interest only strip, consisting of the excess of finance charges and past-due fees net of the sum of the return paid to certificateholders, estimated contractual servicing fees and credit losses. The amount initially allocated to the interest only strip at the date of a securitization reflected the allocated original basis of the relative fair values of those interests. The amount recorded for the interest only strip was reduced for distributions on interest only strip, which we received from the related trust, and was adjusted for changes in the fair value of the interest only strip, which were reflected in other comprehensive income. Because there is not a highly liquid market for these assets, we estimated the fair value of the interest only strip primarily based upon discount, prepayment and default rates we estimate that another market participant would use to purchase the interest only strip. The estimated market assumptions were applied based upon the underlying loan portfolio grouped by loan types, terms, credit quality, interest rates, geographic location, and value of loan collateral, which are the predominant characteristics that affect prepayment and default rates.

        In recording and accounting for interest only strip, we made assumptions, which we believed reasonably reflected economic and other relevant conditions that affect fair value, which were then in effect, about rates of prepayments, and defaults and the value of collateral. Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of the collateral generally differed from our initial estimates, and these differences were sometimes material. If actual prepayments and default rates were higher than previously assumed, the value of the interest only strip would be impaired and the declines in the fair value would be recorded in earnings.

        Our Marketing Services segment generates the majority of its revenue from our AIR MILES Reward Program. Under this program, we receive proceeds from our sponsors based on the number of AIR MILES reward miles issued to collectors. The proceeds from issuances of AIR MILES reward miles are allocated into two components based on the relative fair value of the related element: the redemption element and the service element.

  •
  Redemption element: the redemption element is the larger of the two components. For this component, we recognize revenue at the time an AIR MILES reward mile is redeemed, or, for those miles that we estimate will go unredeemed by the collector base, known as "breakage," over the estimated life of an AIR MILES reward mile.

  •
  Service element: For this component, which consists of direct marketing and administrative services provided to sponsors, we recognize revenue pro-rata over the estimated life of an AIR MILES reward mile.

        On certain of our contracts, a portion of the proceeds is paid at the issuance of AIR MILES reward miles and a portion is paid at the time of redemption. The proceeds received at issuance are initially deferred as service revenue and the revenue and earnings are recognized pro rata over the estimated life of an AIR MILES reward mile.

Inter-Segment Sales

        Our Transaction Services segment performs card processing and servicing activities related to our Credit Services segment. For this, our Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for Transaction Services.

Use of EBITDA and Operating EBITDA

        We evaluate operating performance based on several factors of which the primary financial measure is operating income plus depreciation and amortization, or "EBITDA." EBITDA is presented because it is an integral part of our internal reporting and performance evaluation for senior management. EBITDA eliminates the uneven effect across all segments of considerable amounts of non-cash amortization of purchased intangibles recognized in business combinations accounted for under the purchase method. In addition, we use operating EBITDA to monitor compliance with the financial covenants in our amended credit agreement such as debt-to-operating EBITDA, interest coverage ratios and minimum operating EBITDA. We also use operating EBITDA to measure the performance and liquidity of our reportable segments. EBITDA and operating EBITDA are not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The EBITDA and operating EBITDA measures presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies.

Results of Operations

Year ended December 31, 2000 compared to the year ended December 31, 2001

	Year ended December 31,
	Revenue		EBITDA		Operating income
	2000	2001	2000	2001	2000	2001
	(amounts in thousands)
Transaction Services	$439,376	$503,178	$54,764	$70,066	$13,017	$25,351
Credit Services	268,183	289,420	25,318	29,159	24,059	25,689
Marketing Services	178,214	201,651	17,927	29,202	(15,211)	3,183
Other and eliminations	(207,578)	(216,898)	—	—	—	—

Total	$678,195	$777,351	$98,009	$128,427	$21,865	$54,223

	Year ended December 31,
	Percentage of revenue		EBITDA margin		Operating margin
	2000	2001	2000	2001	2000	2001
Transaction Services	64.8%	64.7%	12.5%	13.9%	3.0%	5.0%
Credit Services	39.5	37.2	9.4	10.1	9.0	8.9
Marketing Services	26.3	25.9	10.1	14.5	(8.5)	1.6
Other and eliminations	(30.6)	(27.8)	—	—	—	—

Total	100.0%	100.0%	14.5%	16.5%	3.2%	7.0%

        Revenue.    Total revenue increased $99.2 million, or 14.6%, to $777.4 million for 2001 from $678.2 million for 2000. The increase was due to a 14.5% increase in Transaction Services revenue, a 7.9% increase in Credit Services revenue and a 13.2% increase in Marketing Services revenue as follows:

  •
  Transaction Services. Transaction Services revenue increased $63.8 million, or 14.5%, primarily due to an increase in the number of transactions processed and an increase in account processing in the utililties sector. Revenue related to transactions processed increased approximately $10.5 million as a result of a 9.3% increase in the number of transactions processed, partially offset by a decrease in the average price per transaction. A significant portion of the increase in transactions processed occurred among the large volume clients in the petroleum industry with a lower price per transaction. Fees related to account processing and servicing increased $46.2 million during 2001 primarily from the increase in the number of utility services related statements. The increase in utility services related statements has resulted in increased revenue per statement, as we provide more services for utility services related statements. The increase in the number of utility services related statements is a result of three new long-term contracts signed in 2001. Additionally, inter-segment sales increased $9.7 million during 2001 as a result of increased account processing and servicing for our Credit Services segment due to an increase in the number of private label cardholders.

  •
  Credit Services. Credit Services revenue increased $21.2 million, or 7.9%, due to increases in merchant discount fees, servicing fees and finance charges, net. Servicing fee income increased by $4.0 million, or 10.7%, during 2001 due to an increase in the average outstanding balance of the securitized credit card receivables. Finance charges, net, increased $12.4 million, or 8.0%, during 2001 as a result of a 6.0% higher average outstanding securitized portfolio. The net yield on our retail portfolio for 2001 was approximately 40 basis points less than in 2000. The decrease in the net yield is largely related to higher net charge-off rates in 2001, partially offset by lower cost of funds in the second half of the year.

  •
  Marketing Services. Marketing Services revenue increased $23.4 million, or 13.2%, primarily due to an increase in reward revenue related to a 26.0% increase in the redemption of AIR MILES reward miles. Additionally, services revenue increased 12.2% as a result of an 11.8% increase in the number of AIR MILES reward miles issued and the corresponding recognition of deferred revenue balances. As a result of the increased issuance activity, our deferred revenue balance increased 13.6% to $329.5 million at December 31, 2001 from $290.2 million at December 31, 2000.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $68.7 million, or 11.8%, to $648.9 million for 2001 from $580.2 million for 2000. Total EBITDA margin increased to 16.5% for 2001 from 14.5% for 2000. The increase in EBITDA margin is due to increases in Transaction Services, Credit Services and Marketing Services margins.

  •
  Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $48.5 million, or 12.6%, to $433.1 million for 2001 from $384.6 million for 2000, and EBITDA margin increased to 13.9% for 2001 from 12.5% for 2000. The increase in EBITDA margin is the result of operational efficiencies achieved in our merchant services business and increased statement volumes and revenue per statement in the utility services sector.

  •
  Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $17.4 million, or 7.2%, to $260.3 million for 2001 from $242.9 million for 2000, and EBITDA margin increased to 10.1% for 2001 from 9.4% for 2000. The increase in EBITDA margin is the result of lower cost of funds offset by an increase in net charge-offs.

  •
  Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $12.1 million, or 7.6%, to $172.4 million for 2001 from $160.3 million for 2000, and EBITDA margin increased to 14.5% for 2001 from 10.1% for 2000. The increase in the margin is attributable to increased revenue and the leveraging of the existing infrastructure.

  •
  Depreciation and Amortization. Depreciation and amortization decreased $1.9 million, or 2.5%, to $74.2 million for 2001 from $76.1 million for 2000. The decrease is primarily due to a decrease in amortization of purchased intangibles of $6.4 million related to certain purchased intangibles becoming fully amortized during the year, offset in part by new capital expenditures in 2001.

        Operating Income.    Operating income increased $32.3 million, or 147.5%, to $54.2 million for 2001 from $21.9 million for 2000. Operating income increased primarily from revenue gains with modest expansion of EBITDA margins and a decrease in depreciation and amortization.

        Interest Expense.    Interest expense decreased $8.8 million, or 22.6%, to $30.1 million for 2001 from $38.9 million for 2000 due to our use of approximately $90.8 million of proceeds from our initial public offering to repay in full a term loan, which resulted in a decrease in average debt outstanding and lower rates.

        Fair Value Loss on Derivatives.    During 2001, we incurred a $15.1 million non-cash fair value loss on an interest rate swap following the adoption of SFAS No. 133 on January 1, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS"), No. 133, fair value changes in derivative instruments that do not meet the accounting criteria for hedge treatment are recorded as part of earnings. The related derivative is a $200.0 million notional interest rate swap that swaps a LIBOR based variable interest rate for a LIBOR based fixed interest rate.

        Taxes.    Income tax expense increased $9.8 million to $11.6 million for 2001 from $1.8 million in 2000 due to an increase in taxable income. Our effective rate for 2001 was approximately 290.7% and is most significantly impacted by the non-deductibility of a portion of our amortization of purchased intangibles. During 2001, the Canadian corporate income tax rate was lowered. As a result, we recorded $5.7 million of income tax expense to reduce our net deferred tax assets in Canada.

        Transactions with The Limited.    Revenue from The Limited and its affiliates, which includes merchant and database marketing fees, decreased $3.2 million to $43.5 million for 2001 from $46.7 million for 2000, partially as a result of the sale of Lane Bryant by The Limited. Excluding the effect of the Lane Bryant sale, the decrease would have been $2.2 million. We generate a significant amount of additional revenue from our cardholders who are customers of The Limited and its affiliates.

Year ended December 31, 1999 compared to the year ended December 31, 2000

	Year ended December 31,
	Revenue		EBITDA		Operating income
	1999	2000	1999	2000	1999	2000
	(amounts in thousands)
Transaction Services	$381,115	$439,376	$41,828	$54,764	$13,014	$13,017
Credit Services	247,824	268,183	29,803	25,318	17,743	24,059
Marketing Services	138,310	178,214	8,624	17,927	(28,302)	(15,211)
Other and eliminations	(184,167)	(207,578)	—	—	—	—

Total	$583,082	$678,195	$80,255	$98,009	$2,455	$21,865

	Year ended December 31,
	Percentage of revenue		EBITDA margin		Operating margin
	1999	2000	1999	2000	1999	2000
Transaction Services	65.4%	64.8%	11.0%	12.5%	3.4%	3.0%
Credit Services	42.5	39.5	12.0	9.4	7.2	9.0
Marketing Services	23.7	26.3	6.2	10.1	(20.5)	(8.5)
Other and eliminations	(31.6)	(30.6)	—	—	—	—

Total	100.0%	100.0%	13.8%	14.5%	0.4%	3.2%

        Revenue.    Total revenue increased $95.1 million, or 16.3%, to $678.2 million for 2000 from $583.1 million for 1999. The increase was due to a 15.3% increase in Transaction Services revenue, an 8.2% increase in Credit Services revenue and a 28.9% increase in Marketing Services revenue as follows:

  •
  Transaction Services. Transaction Services revenue increased $58.3 million, or 15.3%, due primarily to an increase in the number of transactions processed. Revenue related to transactions processed increased approximately $30.0 million as a result of a 36.9% increase in the number of transactions processed, partially offset by a decrease in the average price per transaction. The increase in the number of transactions is primarily related to the July 1999 acquisition of SPS with the remaining increase resulting from an increase in the number of transactions processed for existing customers. A significant portion of the increase in transactions processed occurred among the large volume clients in the petroleum industry with a lower price per transaction. Fees related to account processing and servicing increased $26.0 million during 2000 from 1999 primarily due to increased inter-segment sales of $22.1 million during 2000 as a result of increased account processing and servicing for our Credit Services segment due to an increase in the number of private label cardholders. The remaining portion of the increase resulted from new sales related to our utilities sector offset by a decrease in the number of statements generated as a result of a lost client in the petroleum sector.

  •
  Credit Services. Credit Services revenue increased $20.4 million, or 8.2%, due to increases in merchant discount fees, servicing fees and finance charges, net. Servicing fee income increased by $3.5 million, or 10.4%, during 2000 due to an increase in the average outstanding balance of the securitized credit card receivables we service. Finance charges, net, increased $14.3 million, or 10.0%, during 2000 as a result of a 3.4% higher average outstanding securitized portfolio. A liquidating portfolio adversely impacted the average outstanding securitized portfolio. Excluding the effect of the liquidating portfolio, the average outstanding securitized portfolio would have grown by 11.7% in 2000. The net yield for 2000 was 45 basis points higher than in 1999. Private label merchant discount fee income increased by $3.2 million, or 4.7%, during 2000 as a result of increased charge volumes. This increase was offset by a change in a specific program for one of our clients, where merchant discount fee revenue from this client is now recorded as finance charge income.

  •
  Marketing Services. Marketing Services revenue increased $39.9 million, or 28.9%, primarily due to an increase in reward revenue related to a 39.2% increase in the redemption of AIR MILES reward miles. Additionally, services revenue increased 15.5% as a result of a 19.4% increase in the number of AIR MILES reward miles issued and the recognition of deferred revenue balances. As a result of the increased issuance activity, our deferred revenue balance increased 16.4% to $290.2 million at December 31, 2000 from the balance at December 31, 1999.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $77.4 million, or 15.4%, to $580.2 million for 2000 from $502.8 million for 1999. Total EBITDA margin increased to 14.5% for 2000 from 13.8% for 1999. The increase in EBITDA margin is due to increases in Transaction Services and Marketing Services margins, partially offset by a decrease in the Credit Services margin.

  •
  Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $44.0 million, or 13.0%, to $383.2 million for 2000 from $339.2 million for 1999, and EBITDA margin increased to 12.5% for 2000 from 11.0% for 1999. The increase in EBITDA margin is primarily the result of operational efficiencies achieved in our network business related to the SPS acquisition.

  •
  Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $24.9 million, or 11.4%, to $242.9 million for 2000 from $218.0 million for 1999, and EBITDA margin decreased to 9.4% for 2000 from 12.0% for 1999. The decrease in EBITDA margin is the result of increased processing costs from our Transaction Services segment of $22.1 million associated with a higher number of private label cardholders. Additionally, the

    EBITDA margin was adversely impacted by the previously mentioned change in a client's program. The new program is financed off-balance sheet in a securitization trust, which generates lower EBITDA margin than the previous program.

  •
  Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $30.6 million, or 23.6%, to $160.3 million for 2000 from $129.7 million for 1999, and EBITDA margin increased to 10.1% for 2000 from 6.2% for 1999. The increase in the margin is attributable to increased revenue and the leveraging of the marketing, payroll and other operating costs in 2000. Non-redemption expenses decreased to 47.8% of revenue for 2000 from 52.9% for 1999. The EBITDA margin increase was offset by the approximate $7.0 million in non-recurring redemption related costs as a result of the transition of primary reward suppliers from Canadian Airlines to Air Canada following their merger. Normally, we are able to purchase airline tickets at a contractually determined discount. Prior to the Air Canada merger, we had a long-term supply contract with Canadian Airlines. During the second quarter of 2000, we entered into a new supply agreement with Air Canada in order to help maintain a supply of airline seats for our collectors of AIR MILES reward miles. Prior to signing our supply agreement with Air Canada, our supply of seats was constrained due to the reduction and/or elimination of some of Canadian Airlines' routes. Based on our new supply agreement and other factors, we do not anticipate incurring redemption costs in 2001 at a level greater than what we have historically experienced. Excluding the $7.0 million of additional redemption costs, EBITDA margin for 2000 would have been 14.0%.

  In January 2000, we increased the number of AIR MILES reward miles required to redeem some air travel rewards. We periodically review our reward offers to collectors and will continue to seek ways to contain the overall cost of the program and make changes to enhance the program's value to collectors.

  EBITDA margin for 1999 was affected by approximately $3.3 million of marketing and payroll costs associated with the start-up of a new business-to-business loyalty program in Canada.

  •
  Depreciation and Amortization. Depreciation and amortization decreased $1.7 million, or 2.2%, to $76.1 million for 2000 from $77.8 million for 1999 due to a decrease in amortization of purchased intangibles of $11.7 million. This decrease resulted from a decrease in amortization expense for some of the intangibles related to the acquisition of the former J. C. Penney businesses and the premium on a purchased credit card portfolio that was fully amortized, partially offset by amortization related to the SPS acquisition and an increase in capital expenditures in 1999, especially software development costs that have relatively short amortization periods.

        Operating Income.    Operating income increased $19.4 million, or 776.0%, to $21.9 million for 2000 from $2.5 million for 1999. Operating income increased primarily from revenue gains with modest expansion of EBITDA margins and a decrease in depreciation and amortization.

        Interest Expense.    Interest expense decreased $3.9 million, or 9.1%, to $38.9 million for 2000 from $42.8 million for 1999 due to a decrease in average debt. This decrease in average debt was primarily due to the termination of a receivable financing program in the fourth quarter of 1999.

        Taxes.    Income tax expense increased $8.3 million to a $1.8 million income tax expense for 2000 from a $6.5 million income tax benefit in 1999 due to an increase in taxable income.

        Discontinued Operations.    During September 1999, we discontinued our subscriber services business when our principal customer for this service was acquired by a third party. For 1999, discontinued operations had income of $4.0 million, net of income tax.

        Transactions with The Limited.    Revenue from The Limited and its affiliates, which includes merchant and database marketing fees, increased $100,000 to $46.7 million for 2000 from $46.6 million for 1999. The increase was primarily the result of increased database marketing fees offset by a small decrease in merchant discount fees. We generate a significant amount of additional revenue from our cardholders who are customers of The Limited and its affiliates.

Asset Quality

        Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. At December 31, 2001, 19.1% of securitized accounts and 39.7% of securitized loans were less than 24 months old.

        Delinquencies.    A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid. When an account becomes delinquent, we print a message on the cardholder's billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past-due account based on the collection score and account balance, and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

        The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 1999	% of Total	December 31, 2000	% of Total	December 31, 2001	% of Total
	(dollars in thousands)
Receivables outstanding	$2,232,375	100%	$2,319,703	100%	$2,451,006	100%
Loan balances contractually delinquent:
31 to 60 days	59,840	2.7%	62,040	2.7%	59,657	2.4%
61 to 90 days	35,394	1.6	36,095	1.5	34,370	1.4
91 or more days	60,025	2.7	64,473	2.8	64,175	2.6

Total	$155,259	7.0%	$162,608	7.0%	$158,202	6.4%

        Net Charge-Offs.    Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees. The following table presents our net charge-offs for the periods indicated on a securitized basis. Average credit card portfolio outstanding represents the average balance of the securitized receivables at the beginning of each month in the year indicated.

	Year ended December 31,
	1999	2000	2001
	(dollars in thousands)
Average credit card portfolio outstanding	$2,004,827	$2,073,574	$2,197,935
Net charge-offs	143,370	157,351	184,622
Net charge-offs as a percentage of average loans outstanding (annualized)	7.2%	7.6%	8.4%

        We believe, consistent with our statistical models and other credit analyses, that our securitized net charge-off ratio will continue to fluctuate but generally rise.

        Age Of Portfolio.    The following table sets forth, as of December 31, 2001, the number of total accounts and amount of outstanding loans, based upon the age of the securitized accounts:

Age since origination	Number of accounts	Percentage of accounts	Balances outstanding	Percentage of balances outstanding
0-5 Months	3,685	5.6%	$365,224	14.9%
6-11 Months	2,956	4.5	212,262	8.7
12-17 Months	3,201	4.9	221,210	9.0
18-23 Months	2,705	4.1	174,407	7.1
24-35 Months	5,455	8.4	318,234	13.0
36+ Months	47,382	72.5	1,159,669	47.3

Total	65,384	100.0%	$2,451,006	100.0%

Liquidity and Capital Resources

        We have historically generated cash flow from operations, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity. In 2001, 2000 and 1999 operating activities generated cash of $169.7 million, $87.2 million and $251.6 million, respectively. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Credit Services segment related to the holidays. Operating cash flow in 2001 increased compared to 2000 due to changes in working capital. Working capital was positively effected by changes in merchant settlement activity, trade accounts receivable, accounts payable and accrued expenses.

        We use a significant portion of our cash flow from operations for acquisitions and capital expenditures. We acquired the following businesses in 2001 for a total of $89.0 million, net of cash acquired:

Business	Month Acquired	Segment	Consideration
Utilipro, Inc.	February 2001	Transaction Services	Cash for Assets
ConneXt, Inc.	August 2001	Transaction Services	Cash for Assets
MailBox Capital Corp.	September 2001	Transaction Services	Cash for Assets

        In addition, the Credit Services segment utilizes a securitization program, discussed below, and certificates of deposit to finance our private label credit card program. Net securitization activity, including the purchase of portfolios and their subsequent securitization, utilized $68.5 million in 2001 compared to generating $27.0 million in 2000. The difference is primarily driven by increased portfolio purchases in 2001 compared to the amount of such purchases in 2000. We were able to reduce certificates of deposit in 2001 by $18.6 million compared to an increase of $22.5 million in 2000.

        Liquidity Sources.    We have four main sources of liquidity: securitization program, certificates of deposit, credit facility and issuances of equity.

        Securitization Program.    Since January 1996, we have sold substantially all of the credit card receivables owned by our credit card bank, World Financial Bank, to World Financial Network Credit Card Master Trust, and sometimes through World Financial Network Credit Company, LLC, as part of our securitization program. This securitization program is the primary vehicle through which we finance our private label credit card receivables. The following table shows expected maturities for borrowing commitments of World Financial Network Credit Card Master Trust by year:

	2002	2003	2004	Total
	(amounts in thousands)
Public notes	$600,000	$350,000	$900,000	$1,850,000
Private conduits	589,000	—	—	589,000

Total	$1,189,000	$350,000	$900,000	$2,439,000

        As public notes approach maturity, the notes will enter a controlled accumulation period, typically six months. During the controlled accumulation period, we will either need to arrange an additional private conduit facility or use our own balance sheet to finance the controlled accumulation, until such time as we can issue a new public series in the public markets. During August 2001, we completed a $900.0 million offering of asset-backed notes to refinance a public series. The new notes have an expected maturity date of August 16, 2004 and a final maturity date of June 16, 2008.

        As of December 31, 2001, we had over $2.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, we are required to maintain a credit enhancement level of 6% as compared to 4% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

        If World Financial Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired. World Financial Bank's ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

  •
  conditions in the securities markets in general and the asset-backed securitization market in particular;

  •
  conformity in the quality of credit card receivables to rating agency requirements and changes in those requirements; and

  •
  our ability to fund required overcollateralizations or credit enhancements, which we routinely utilize in order to achieve better credit ratings to lower our borrowing costs.

        Once World Financial Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables' performance and the continued solvency of the retailer where the underlying sales were generated. In the event one of those or other similar covenants is breached, an early amortization event could be declared, in which case the trustee for the securitization trust would retain World Financial Bank's interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Bank, until such time as the securization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables.

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Bank, and to fund securitization requirements. World Financial Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.8% to 7.5%. As of December 31, 2001, we had $120.8 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

        Credit Facility.    At December 31, 2001, we had $87.6 million outstanding under our credit facility, consisting of $87.6 million of term loans and no outstanding borrowings under our $100.0 million revolving loan commitment. The term loans mature in installments through July 2005 and the revolving loan commitment matures in July 2003.

        On September 29, 2000 and January 10, 2001, we amended our credit agreement to change the administrative agent and to adjust certain covenants related to consolidated EBITDA, the senior secured leverage ratio, adjusted consolidated net worth and the interest coverage ratio. On March 15, 2002, we further amended our credit agreement to permit us to enter into a short term $50.0 million revolving loan facility, remove a requirement that The Limited maintain ownership of a stated amount of our common stock, and adjust certain other covenants related to leverage ratios, adjusted consolidated net worth, the interest coverage ratio, and prepayment of certain debt owed to The Limited and Welsh, Carson, Anderson & Stowe. We utilize the credit agreement and free cash flow to support our acquisition strategy.

        Our credit facility now allows us to borrow up to three times our operating EBITDA. Based on this covenant, our borrowing capacity at December 31, 2001 would have been approximately $508.6 million. With total outstanding borrowings consisting of credit facility, certificates of deposit, and subordinated debt of $310.4 million, we had additional borrowing capacity of $198.2 million. In addition, we had $117.5 million of cash and cash equivalents as of December 31, 2001. We utilize the credit facility and free cash flow to support our acquisition strategy.

        Issuance of Equity.    On June 13, 2001, we completed our initial public offering, which consisted of the sale of 14,950,000 shares of our common stock at a price to the public of $12.00 per share. After deducting expenses and underwriting discounts and commissions, we received net offering proceeds of approximately $160.8 million. We used proceeds of approximately $90.8 million to repay in full the outstanding balance of a term loan and approximately $500,000 was used to repurchase a then outstanding warrant for 167,084 shares of our common stock. The remaining proceeds were used to pay down additional debt and support our securitization program, acquisitions and other working capital requirements. In addition, simultaneously with the closing of our initial public offering in June 2001, we converted all outstanding shares of our Series A cumulative convertible preferred stock into approximately 11,199,340 shares of common stock.

        Contractual Obligations.    The following table highlights, as of December 31, 2001, our contractual obligations and commitments to make future payments by type and period:

	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
	(amounts in thousands)
Certificates of Deposit	$107,200	$13,600	$—	$—	$120,800
Credit Facility	4,125	39,500	44,000	—	87,625
Subordinated Debt	—	—	50,000	52,000	102,000
Operating Leases	38,611	49,625	27,054	22,440	137,730
Software Licenses and Other	17,331	39,969	42,924	—	100,224

	$167,267	$142,694	$163,978	$74,440	$548,379

Economic Fluctuations

        Although we cannot precisely determine the impact of inflation on our operations, we do not believe that we have been significantly affected by inflation. For the most part, we have relied on operating efficiencies from scale and technology, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses.

        Portions of our business are seasonal. Our revenues and earnings are favorably affected by increased transaction volume and credit card balances during the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as credit card balances are paid down. Similarly, our petroleum related businesses are favorably affected by increased volume in the latter part of the second quarter and the first part of the third quarter as consumers make more frequent purchases of gasoline in connection with summer travel.

Regulatory Matters

        World Financial Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, World Financial Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. World Financial Bank is limited in the amounts that it can dividend to us.

        Quantitative measures established by regulations to ensure capital adequacy require World Financial Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least six percent, a total capital ratio of at least 10 percent and a leverage ratio of at least five percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least four percent, a total capital ratio of at least eight percent and a leverage ratio of at least four percent, but three percent is allowed in some cases. Under these guidelines, World Financial Bank is considered well capitalized. As of December 31, 2001, World Financial Bank's Tier 1 capital ratio was 11.5%, total capital ratio was 11.8% and leverage ratio was 49.3%, and World Financial Bank was not subject to a capital directive order.

Recent Accounting Pronouncements

        In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaced SFAS No. 125 and revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosures relating to securitization transactions are required for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on our financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon adoption of the statement, which for us was the beginning of fiscal year 2002, amortization of current goodwill and certain other intangibles determined by management to have an indefinite life will cease, thereby reducing amortization expense for 2002 by approximately $18.0 million before taxes. We currently expect no impairment to goodwill or certain other purchased intangibles.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends ARB No. 51 "Consolidated Financial Statements." SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 furthermore resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. We do not anticipate that the adoption of SFAS No. 144 will have a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

        Off-Balance Sheet Risk.    We are subject to off-balance sheet risk in the normal course of business, including commitments to extend credit and through financial instruments used to reduce the interest rate sensitivity of our securitization transactions. We enter into interest rate swap and treasury lock agreements in the management of interest rate exposure. These off-balance sheet financial instruments involve elements of credit and interest rate risk in excess of the amount recognized on our balance sheet. These instruments also result in certain credit, market, legal and operational risks. We have established credit policies for off-balance sheet instruments consistent with those credit policies established for on-balance sheet instruments.

        Interest Rate Risk.    Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $156.0 million for 2001, which includes both on and off balance sheet transactions. Of this total, $30.1 million of the interest expense for 2001 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest-sensitive components both on and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2001, approximately 6.9% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.6%. An additional 74.8% of our outstanding debt at December 31, 2001 was locked at an effective interest rate of 6.2% through interest rate swap agreements and treasury locks with notional amounts totaling $1.7 billion.

        The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in an increase to interest expense of approximately $4.9 million. Conversely, a corresponding decrease in interest rates would result in a comparable decrease to interest expense. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

        Credit Risk.    We are exposed to credit risk relating to the credit card loans we make to our clients' customers. Our credit risk relates to the risk that consumers using the private label credit cards that we issue will not repay their revolving credit card loan balances. We have developed credit risk models designed to identify qualified consumers who fit our risk parameters. To minimize our risk of loan write-off, we control approval rates of new accounts and related credit limits and follow strict collection practices. We monitor the buying limits as well as set pricing regarding fees and interest rates charged.

        Foreign Currency Exchange Rate Risk.    We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. Although we have entered into cross currency hedges to fix the exchange rate on any Canadian debt repayment due to a U.S. counter party, we do not hedge our net investment exposure in our Canadian subsidiary.

        Redemption Reward Risk.    We are exposed to potentially increasing reward costs associated primarily with travel rewards. To minimize the risk of rising travel reward costs, we:

  •
  have a supply agreement with Air Canada;

  •
  are seeking new supply agreements with additional airlines in Canada;

  •
  alter the total mix of rewards available to collectors with the introduction of new merchandise rewards, which are typically lower cost per AIR MILES reward mile than air travel; and

  •
  periodically adjust the number of miles required to redeem a reward.

Item 8. Financial Statements and Supplementary Data

        Our financial statements begin on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10. Directors and Executive Officers of the Company

        The following table sets forth the name, age and positions of each of our directors, executive officers, business unit presidents and other key employees as of March 1, 2002:

Name	Age	Positions

J. Michael Parks	51	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce K. Anderson	61	Director
Roger H. Ballou	50	Director
Daniel P. Finkelman	47	Director
Robert A. Minicucci	49	Director
Anthony J. de Nicola	37	Director
Kenneth R. Jensen	58	Director
Bruce A. Soll	44	Director
Ivan M. Szeftel	48	Executive Vice President and President, Retail Credit Services
John W. Scullion	44	President and Chief Executive Officer of Loyalty Group
Michael A. Beltz	46	Executive Vice President and President, Transaction Services Group
Edward J. Heffernan	39	Executive Vice President and Chief Financial Officer
Dwayne H. Tucker	45	Executive Vice President and Chief Administrative Officer
Steven T. Walensky	44	Executive Vice President and Chief Information Officer
Alan M. Utay	37	Executive Vice President, General Counsel and Secretary
Robert P. Armiak	40	Senior Vice President and Treasurer
Michael D. Kubic	46	Vice President, Corporate Controller and Chief Accounting Officer
Richard E. Schumacher, Jr.	35	Vice President, Tax

        J. Michael Parks, chairman of the board of directors, chief executive officer and president, joined us in March 1997. Before joining us, Mr. Parks was president of First Data Resources, the credit card processing and billing division of First Data Corporation, from December 1993 to July 1994. Mr. Parks joined First Data Corporation in July 1976 where he gained increased responsibility for sales, service, operations and profit and loss management during his 18 years of service. Mr. Parks holds a Bachelor's degree from the University of Kansas.

        Bruce K. Anderson, has served as a director since our merger in August 1996. Since March 1979, he has been a partner and co-founder of the investment firm, Welsh, Carson, Anderson & Stowe. Prior to that, he spent nine years with ADP where, as executive vice president and a member of the board of directors, he was active in corporate development and general management. Before joining ADP, Mr. Anderson spent four years in computer marketing with IBM and two years in consulting. Mr. Anderson is currently a director of Amdocs Limited. He holds a Bachelor's degree from the University of Minnesota.

        Roger H. Ballou, has served as a director since February 2001. Mr. Ballou is the chief executive officer and director of CDI Corporation, a public company engaged in providing temporary services, since October 2001. He was a self-employed consultant from October 2000 to October 2001. Before that time, Mr. Ballou had served as chairman and chief executive officer of Global Vacation Group, Inc. from April 1998 to September 2000. Prior to that, he was a senior advisor for Thayer Capital Partners from September 1997 to April 1998. From April 1995 to August 1997, he served as vice chairman and chief marketing officer, then as president and chief operating officer, of Alamo Rent-a-Car, Inc. Mr. Ballou is currently chairman of the U.S. National Tourism Organization, and served as chairman of the Government Affairs Council from 1995 to 1997. Mr. Ballou is currently a director of American Medical Security Group, Inc. Mr. Ballou holds a Bachelor's degree from the Wharton School of the University of Pennsylvania and an MBA from the Tuck School of Business at Dartmouth.

        Daniel P. Finkelman, has served as a director since January 1998. Mr. Finkelman is senior vice president of The Limited, Inc. and is responsible for all brand and business planning for that specialty retailer. He has been employed with The Limited since August 1996. Before joining The Limited, he was self-employed as a consultant from February 1996 to August 1996 and he served as executive vice president of marketing for Cardinal Health, Inc. from May 1994 to February 1996. Prior to that, he was a partner with McKinsey & Company where he was co-leader of the firm's marketing practice, focusing on loyalty and customer relationship management. Mr. Finkelman holds a Bachelor's degree from Grinnell College and graduated as a Baker Scholar at Harvard Business School.

        Robert A. Minicucci, has served as a director since our merger in August 1996. Mr. Minicucci is a partner with Welsh, Carson, Anderson and Stowe, joining the firm in August 1993. Before joining Welsh, Carson, Anderson & Stowe, he served as senior vice president and chief financial officer of First Data Corporation from December 1991 to August 1993. Mr. Minicucci is currently a director of Amdocs Limited. Mr. Minicucci holds a Bachelor's degree from Amherst College and an MBA from Harvard Business School.

        Anthony J. de Nicola, has served as a director since our merger in August 1996. Mr. de Nicola is a partner with Welsh, Carson, Anderson & Stowe, joining the firm in April 1994. Prior to that, he spent four years with William Blair & Company, financing middle market buy-outs from July 1990 to February 1994. Mr. de Nicola is currently a director of Centennial Cellular Corp. and NTELOS Inc. He holds a Bachelor's degree from DePauw University and an MBA from Harvard Business School.

        Kenneth R. Jensen, became a director in February 2001. Mr. Jensen has been executive vice president, chief financial officer, treasurer, assistant secretary and a director of Fiserv, Inc., a public company engaged in data processing outsourcing, since July 1984. He was named senior executive vice president of Fiserv in 1986. Mr. Jensen holds a Bachelor's degree from Princeton University in

Economics, an MBA from the University of Chicago in Accounting, Economics and Finance and a Ph.D. from the University of Chicago in Accounting, Economics and Finance.

        Bruce A. Soll, has served as a director since February 1996. Mr. Soll is senior vice president and counsel of The Limited, where he has been employed since September 1991. Before joining The Limited, he served as the Counselor to the Secretary of Commerce in the Bush Administration from February 1989 to September 1991 where he was a senior policy official, focusing on international trade, telecommunications and technology. Mr. Soll holds a Bachelor's degree from Claremont McKenna College and a J.D. from the University of Southern California Law School.

        Ivan M. Szeftel, executive vice president and president of our Retail Credit Services business unit, joined us in May 1998. Before joining us, he served as chief operating officer of Forman Mills, Inc. from November 1996 to April 1998. Prior to that, he served as a director and executive vice president and chief financial officer of Charming Shoppes, Inc. from November 1981 to February 1996. Mr. Szeftel holds Bachelor's and post graduate degrees from the University of Cape Town and is a Certified Public Accountant in the State of Pennsylvania.

        John W. Scullion, president and chief executive officer of Loyalty Management Group Canada Inc., joined The Loyalty Group in October 1993. Prior to becoming president, he served as chief financial officer for The Loyalty Group. Prior to that, he served as chief financial officer of The Rider Group from September 1988 to October 1993. Mr. Scullion holds a Bachelor's degree from the University of Toronto.

        Michael A. Beltz, executive vice president and president of our Transaction Services Group, joined us in May 1997. From May 1997 to January 2001, he served as executive vice president and then president of business development and planning. He is responsible for transaction services, U.S. based marketing services, new market identification and acquisitions. Before joining us, he served as executive vice president of sales and acquisitions of First Data Corporation from July 1983 to April 1997. Mr. Beltz holds a Bachelor's degree from the University of Nebraska.

        Edward J. Heffernan, executive vice president and chief financial officer, joined us in May 1998. Before joining us, he served as vice president, mergers and acquisitions for First Data Corporation from October 1994 to May 1998. Prior to that he served as vice president, mergers and acquisitions for Citicorp from July 1990 to October 1994, and prior to that he served in corporate finance at Credit Suisse First Boston Corporation from June 1986 until July 1990. He holds a Bachelor's degree from Wesleyan University and an MBA from Columbia Business School.

        Dwayne H. Tucker, executive vice president and chief administrative officer, joined us in June 1999. He is responsible for human resources, facilities, corporate communications and corporate marketing. Before joining us, he served as vice president of human resources for Northwest Airlines from February 1998 to February 1999 and as senior vice president of human resources for First Data Corporation from March 1990 to February 1998. Mr. Tucker holds a Bachelor's degree from Tennessee State University.

        Steven T. Walensky, executive vice president and chief information officer, joined us in July 1998. He is responsible for management of the corporate information services organization. Before joining us, he served as senior vice president of data center services for First Data Corporation from October 1995 to June 1998. Prior to that, he held management positions with Visa International and Sprint. Mr. Walensky holds a Bachelor's degree from Rockhurst College.

        Alan M. Utay, executive vice president, general counsel and secretary, joined us in September 2001. He is responsible for legal, internal audit and compliance. Before joining us, he served as a partner at Akin, Gump, Strauss, Hauer & Feld, L.L.P., where he practiced law since October 1990. Mr. Utay holds a Bachelor's degree from the University of Texas and a J.D. from the University of Texas, School of Law.

        Robert P. Armiak, senior vice president and treasurer, joined us in February 1996. He is responsible for cash management, hedging strategy, risk management and capital structure. Before joining us, he held several positions, including most recently, treasurer, at FTD Inc. from August 1990 to February 1996. He holds a Bachelor's degree from Michigan State University and an MBA from Wayne State University.

        Michael D. Kubic, vice president, corporate controller and chief accounting officer, joined us in October 1999. Before joining us, he served as vice president of finance for Kevco, Inc. from March 1999 to October 1999. Prior to that he served as vice president and corporate controller for BancTec, Inc. from September 1993 to February 1998. Mr. Kubic holds a Bachelor's degree from the University of Massachusetts and is a Certified Public Accountant in the State of Texas.

        Richard E. Schumacher, Jr., vice president of tax, joined us in October 1999. He is responsible for corporate tax affairs. Before joining us, he served as tax senior manager for Deloitte & Touche LLP from 1989 to October 1999 where he was responsible for client tax services and practice management and was in the national tax practice serving the banking and financial services industry. Mr. Schumacher holds a Bachelor's degree from Ohio State University and a Master's from Capital University Law and Graduate School and is a Certified Public Accountant in the State of Ohio.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and the New York Stock Exchange. Our directors, executive officers, and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies furnished to us and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements for the year ended December 31, 2001 applicable to our directors, executive officers, and greater than 10% beneficial owners were satisfied. Based on written representations from our directors and executive officers, we believe that no Forms 5 for directors, executive officers and greater than 10% beneficial owners were required to be filed with the SEC that have not been filed for the period ended December 31, 2001.

Item 11. Executive Compensation

Summary Compensation Table

        The following table sets forth the annual and long-term compensation for the year ended December 31, 2001 for our chief executive officer and our four other most highly compensated executive officers.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus($)(1)		Restricted Stock Awards($)(2)		Securities Underlying Options, SARs(#)	All Other Compensation
J. Michael Parks Chairman of the Board, Chief Executive Officer and President	2001 2000 1999	$ $ $	498,750 475,000 475,000	$ $ $	464,063 372,000 440,000	$ $ $	— 1,800,000 —	109,388 230,000 83,333	$ $ $	38,233 35,333 25,079
Ivan M. Szeftel Executive Vice President and President, Retail Credit Services	2001 2000 1999	$ $ $	348,400 335,000 325,000	$ $ $	230,450 179,800 221,500	$ $ $	— 525,000 —	38,048 80,000 22,222	$ $ $	22,927 21,286 10,070
Michael A. Beltz Executive Vice President and President, Transaction Services Group	2001 2000 1999	$ $ $	280,000 260,000 250,000	$ $ $	219,780 198,200 219,500	$ $ $	— 525,000 —	38,048 80,000 22,222	$ $ $	21,412 18,253 9,201
John W. Scullion(3) President and Chief Executive Officer, The Loyalty Group	2001 2000 1999	$ $ $	271,400 255,104 242,956	$ $ $	188,267 134,006 68,413	$ $ $	— 525,000 —	74,715 80,000 —	$ $ $	9,543 8,865 8,012
Edward J. Heffernan Executive Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	234,000 225,000 168,000	$ $ $	154,219 70,275 81,007	$ $ $	— 525,000 —	38,048 80,557 2,777	$ $ $	9,729 8,465 4,976

(1)
Bonuses represent amounts earned by each executive officer during the referenced year, although paid in the following year. Bonuses are determined based upon the achievement of operating income, various financial and operational objectives and individual objectives.

(2)
Amounts in this column represent the value of the following performance based restricted stock awards issued in September 2000 at $15.00 per share: 120,000 shares to Mr. Parks, and 35,000 shares to each of Messrs. Szeftel, Beltz, Scullion, and Heffernan. Using the closing price of our stock as of December 31, 2001, $19.15, the value of those awards still restricted is $1,838,400 for Mr. Parks and $536,200 for each of Messrs. Szeftel, Scullion, Beltz and Heffernan. These awards will not vest unless specific performance measures tied to either EBITDA or return on stockholders' equity are met. If these performance measures are met, some of these restricted shares will vest at the end of a five year period, but some can vest on a more accelerated basis if certain annual EBITDA performance targets are met. Twenty percent of each participant's award vested on February 6, 2001. On February 6, 2002, an additional twenty percent of each participant's award vested based on our EBITDA in 2001 and approval from our board of directors.

(3)
Mr. Scullion's salary, bonus and all other compensation are paid in Canadian dollars. Amounts reflected are converted to U.S. dollars at an average conversion rate for the year of $0.63.

        All other compensation amounts include our matching contributions to the 401(k) and Retirement Savings Plan, the Supplemental Executive Retirement Plan, the life insurance premiums we pay on behalf of each executive officer and long-term disability expenses as follows:

		401(k) Plan		Life Insurance Premiums	SERP		Long-Term Disability
J. Michael Parks	2001 2000 1999		$13,685 13,430 10,613	$172 172 216		$24,375 21,730 14,250	$	— — —
Ivan M. Szeftel	2001 2000 1999		$11,985 11,730 9,883	$154 149 187		$10,788 9,406 —	$	— — —
Michael A. Beltz	2001 2000 1999		$11,985 11,730 9,057	$120 115 144		$9,307 6,408 —	$	— — —
John W. Scullion	2001 2000 1999	$	— — —	$3,944 3,284 2,826	$	— — —		$5,599 5,581 5,186
Edward J. Heffernan	2001 2000 1999		$8,585 8,388 4,884	$104 77 92		$1,040 — —	$	— — —

Option Grants in Last Fiscal Year

        The following table sets forth certain information concerning option grants made to the named executive officers during 2001 pursuant to our stock option plan. No SARs were granted during 2001.

	Individual Grants
	Number of Securities Underlying Options Granted(#)	Percentage of Total Options Granted to Employees in Fiscal Year(1)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)(2)
			Exercise Price ($/Sh)	Expiration Date
					5%	10%
J. Michael Parks	109,388	3.85%	$12.00	6/7/11	$825,522	$2,092,036
Ivan M. Szeftel	38,048	1.34%	$12.00	6/7/11	$287,138	$727,665
Michael A. Beltz	38,048	1.34%	$12.00	6/7/11	$287,138	$727,665
John W. Scullion	74,715	2.63%	$12.00	6/7/11	$563,854	$1,428,918
Edward J. Heffernan	38,048	1.34%	$12.00	6/7/11	$287,138	$727,665

(1)
In 2001, we granted options to purchase a total of 2,844,372 shares of common stock at exercise prices ranging from $11.80 to $17.22 per share.

(2)
In accordance with SEC rules, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on the assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect our estimates or projections of the future price to their expiration date and do not reflect our estimates or projections of the future price of our common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the option holder's continued employment through the option period, and the date on which the options are exercised.

Option Exercises in Last Fiscal Year

        The following table sets forth certain information concerning the exercise of stock options during the last completed year and all unexercised options held by the named executive officers as of December 31, 2001.

					Value of Unexercised In-The-Money Options at Fiscal Year-End($)(1)
			Number of Unexercised Options at Fiscal Year-End(#)
Name	Shares Acquired on Exercise(#)	Value Realized(#)
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. Michael Parks	—	$—	487,360	268,692	$4,344,419	$1,546,347
Ivan M. Szeftel	—	$—	133,793	117,588	$1,149,954	$787,420
Michael A. Beltz	5,000	$38,675	139,903	113,142	$765,200	$668,383
John W. Scullion	—	$—	114,071	123,977	$866,860	$770,183
Edward J. Heffernan	—	$—	53,512	84,801	$342,472	$460,625

(1)
Value for "in-the-money" options represents the positive spread between the respective exercise prices of outstanding options and the closing price of the shares of common stock on the New York Stock Exchange of $19.15 per common share on December 31, 2001.

Employment, Severance and Indemnification Agreements

        We generally do not to enter into employment agreements with our employees. However, as part of some of our acquisitions, we have entered into agreements with selected key individuals to ensure the success of the integration of the acquisition and long-term business strategies. In addition, we have entered into employment agreements with Mr. Parks and Mr. Szeftel.

        J. Michael Parks.    Mr. Parks entered into an employment agreement effective March 10, 1997 to serve as our chairman of the board and chief executive officer. The agreement provides that Mr. Parks will receive a minimum annual base salary of $475,000. Mr. Parks is entitled to an annual incentive bonus of $400,000 based on the achievement of our annual financial goals. Under the agreement, Mr. Parks was granted options to purchase 333,332 shares of our common stock at an exercise price of $9.00 per share, all of which have vested. Additionally, Mr. Parks is entitled to participate in our 401(k) and Retirement Savings Plan, our Incentive Compensation Plan and any other employee benefits as provided to other senior executives. Mr. Parks is entitled to 18 months base salary if terminated.

        Ivan M. Szeftel.    Mr. Szeftel entered into an employment agreement dated May 4, 1998 to serve as the president of our retail services division. The agreement provides that Mr. Szeftel is entitled to receive a minimum annual base salary of $325,000, subject to increases based on annual reviews. Mr. Szeftel is entitled to an annual incentive bonus of $200,000 based on the achievement of our annual financial goals. Under the agreement, we granted Mr. Szeftel options to purchase 111,111 shares of our common stock at an exercise price of $9.00 per share. Of these options, options to purchase 83,334 shares have vested. Mr. Szeftel is entitled to participate in our 401(k) and Retirement Savings Plan, our Incentive Compensation Plan and any other employee benefits as provided to other senior executives. Under the agreement, Mr. Szeftel is entitled to severance payments if we terminate his employment without cause or if Mr. Szeftel terminates his employment for good reason. In such cases, Mr. Szeftel will be entitled to 12 months base salary.

Amended and Restated Stock Option and Restricted Stock Plan

        We adopted the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan in April 2001. This plan provides for grants of incentive stock options, nonqualified stock options and restricted stock awards to selected employees, officers, directors and other persons performing services for us or any of our subsidiaries. We have reserved a total of 8,753,000 shares of common stock for issuance pursuant to this plan. As of December 31, 2001, there were 6,519,000 shares of common stock subject to outstanding options at a weighted average exercise price of $12.34 per share. Under the plan, we may grant incentive stock options to any person employed by us or any of our subsidiaries. We may grant nonqualified stock options and restricted stock awards to any of our stockholders, any employees of our stockholders that perform services for us and any person employed by, or performing services for, us or any of our subsidiaries, including our directors and officers. Our non-employee directors currently participate in our stock option plan. The exercise price for incentive stock options granted under the plan may not be less than 100% of the fair market value of the common stock on the option grant date. If an incentive stock option is granted to an employee who owns more than 10% of our common stock, the exercise price of that option may not be less than 110% of the fair market value of the common stock on the option grant date. The exercise price for nonqualified stock options granted under the plan may be equal to, more than or less than 100% of the fair market value of the common stock on the option grant date. The options granted under both the current plan and our prior plan terminate on the tenth anniversary of the date of grant.

        The plan also provides for the granting of performance-based restricted stock awards to our chief executive officer, officers that report directly to him and certain other officers. The plan gives our compensation committee administering the plan, in addition to our board, the discretion to determine the vesting provisions for performance-based restricted stock awards. As of December 31, 2001 performance-based restricted awards representing an aggregate of 571,600 shares had been granted to 36 officers. The restricted shares subject to these grants will not vest unless specified performance measures tied to either EBITDA or return on stockholders' equity are met. If these performance targets are met, some of these restricted shares will vest over a five year period. However, some of the restricted shares will vest on a more accelerated basis if certain annual EBITDA performance targets are met. Our board of directors accelerated vesting for the year 2001 for 114,000 shares since the relevant performance goals were met. For the year 2000, our board of directors waived the performance goal requirement, accepted the 2000 EBITDA results and accelerated vesting for 114,000 shares because of strong contributions from management.

        We implemented a program whereby we make loans available to recipients of restricted stock awards in amounts sufficient to cover any tax liability resulting from the vesting of those awards. The amount that any participant can borrow under the program is limited to 50% of the value of the vested shares. Participants in the program are required to pledge their vested restricted shares to us as collateral, until the loans are repaid. The plan provides that our board of directors will administer the plan. Our board of directors may delegate all or a portion of its authority under the plan to the compensation committee. The board of directors or the compensation committee may further delegate all or a portion of its authority under the plan to our chief executive officer, except with respect to grants of options or awards to officers and directors who are subject to Section 16(b) of the Securities Exchange Act of 1934. The plan gives our board of directors discretion to determine the vesting provisions of each individual stock option. In the event of a change of control, our plan provides that our board of directors may provide for accelerated vesting of options. Options granted on or after September 1, 2000 vest over a three year period from the date of grant. The normal vesting provision for options granted under our prior plan provides for vesting of 33 1/3% of the options each year over a three-year period, beginning on the first day of February of the eighth year after the options have been awarded. However, if we meet the annual operating income goal as determined by our board of directors, vesting for these options granted under our prior plan can be accelerated. Our board of directors designates a percentage of these options that will vest in this accelerated manner if we meet the annual operating income goal. Historically, this designated percentage has been equal to 25% of the options granted. During the third quarter of 2001 we registered 8,753,000 shares of our common stock for issuance pursuant to our stock option and restricted stock plan pursuant to a Registration Statement on Form S-8, File No. 333-68134.

Alliance Data Systems 401(k) and Retirement Savings Plan

        The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. Contributions made by employees or by us to the plan, and income earned on these contributions, are not taxable to employees until withdrawn from the plan. The plan covers U.S. employees of ADS Alliance Data Systems, Inc., our wholly owned subsidiary, and any other subsidiary or affiliated organization that adopts this plan. We and all of our U.S. subsidiaries are currently covered under the plan. All employees who are at least 21 years old and who we have employed for at least 30 days are eligible to participate.

        Under this plan, we make regular matching contributions on the first 3% of each participant's contributions. An additional matching contribution on the second 3% of each participant's contributions may be made annually at the discretion of our board of directors. Each of our matching contributions vests 20% over five years for employees with less than five years of service. All contributions vest immediately if the participating employee retires at age 65, becomes disabled, dies or is terminated without cause. In addition to matching contributions, we make a non-discretionary retirement contribution based on the participant's age and years of service with us. All of our contributions are invested as directed by the participant. The retirement contributions become 100% vested once the participant has served five years with us. In the third quarter of 2001, we registered 1,500,000 shares of our common stock for issuance in accordance with the our 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556.

Supplemental Executive Retirement Plan

        We adopted the ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan in May 1999 to help certain key individuals maximize their pre-tax savings and company contributions that are otherwise restricted due to tax limitations. Eligibility under the plan requires an individual to: (1) be a regular, full-time U.S. employee of ADS Alliance Data Systems, (2) receive compensation equal to or greater than the IRS compensation limit as of December 31 of the previous calendar year and (3) be a participant in the Alliance Data Systems 401(k) and Retirement Savings Plan. This plan allows the participant to contribute:

  •
  up to 16% of eligible compensation on a pre-tax basis;

  •
  any 401(k) contributions that would otherwise be returned because of reaching the statutory limit; and

  •
  any retirement savings plan contributions for compensation in excess of the statutory limits.

        The participant is 100% vested in his or her own contributions. A participant becomes 100% vested in the retirement savings plan contributions after five continuous years of service. The contributions accrue interest at a rate of 8% a year, which may be adjusted periodically by the 401(k) and Retirement Savings Plan Investment Committee. The participant does not have access to any of the contributions or interest while actively employed with us, unless the participant experiences an unforeseeable financial emergency. Loans are not available under this plan. If the participant ceases to be actively employed, retires or becomes disabled, the participant will receive the value of his or her account within 60 days of the end of the quarter in which he or she became eligible for the distribution. A distribution from the plan is taxed as ordinary income and is not eligible for any special tax treatment.

2001 Incentive Compensation Plan

        The Alliance Data Systems 2001 Incentive Compensation Plan provides an opportunity for certain U.S. employees to be eligible for a cash bonus based on achieving certain performance targets. To be eligible under the plan, employees must meet certain eligibility requirements outlined in the plan document.

        Under the plan, each participant has an incentive compensation target that is expressed as a percentage of his or her annualized base salary as of October 1, 2001. The participant's incentive compensation target is based on various objectives that are weighted to reflect the participant's contribution to company, business unit and individual goals, which are established at the beginning of the plan year. The company objective is based on our operating income, the business unit objective is based on financial and operational objectives, as well as associate satisfaction scores, and the individual objectives are items of importance to us that the individual can impact. Our executive committee members and chairman have their incentive compensation target tied to our operating income, revenue, either at the company level or at the business unit level, and associate satisfaction. The amount of compensation a participant receives depends on the percentage of objectives that were achieved. For all objectives except associate satisfaction, 80% of the objectives must be achieved before a participant is eligible for any payout and the maximum payout is equal to 150% of the participant's incentive compensation target. For associate satisfaction, 90% of the target must be achieved before a participant is eligible for any payout, plus there must be improvement from the 2000 base score before a participant is eligible for any payout.

Employee Stock Purchase Plan

        We adopted the Alliance Data Systems Corporation and its Subsidiaries Employee Stock Purchase Plan in February 2001. We intend for the plan to qualify under section 423 of the Internal Revenue Code. The plan permits our eligible employees and those of our designated subsidiaries to purchase our common stock at a discount to the market price through payroll deductions. No employee may purchase more than $25,000 in stock under the plan in any calendar year, and no employee may purchase stock under the plan if such purchase would cause the employee to own more than 5% of the voting power or value of our common stock.

        The plan provides for three month offering periods, beginning on each January 1, April 1, July 1 and October 1. The first offering period began October 1, 2001. The plan allows the board of directors to change this date as well as the date, duration and frequency of any future offering period. The plan has a term of ten years, unless terminated sooner by our board of directors pursuant to the provisions of the plan. On the offering date at the beginning of each offering period, each eligible employee is granted an option to purchase a number of shares of common stock, which option is exercised automatically on the purchase date at the end of the offering period. The purchase price of the common stock upon exercise of the options will be 85% of its fair market value on the offering date or purchase date, whichever is lower. During the third quarter of 2001 we registered 1,500,000 shares of our common stock for issuance in accordance with the Employee Stock Purchase Plan pursuant to a Registration Statement on Form S-8, File No. 333-68134. Pursuant to the terms of the Employee Stock Purchase Plan, the first purchases were completed December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        In the table below we have listed information which sets out certain beneficial ownership of our common stock as of March 1, 2002 by: (1) each director; (2) each of the executive officers included in the Summary Compensation Table set out in the previous section entitled Executive Compensation; (3) all of our directors and executive officers as a group; and (4) each person known to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Except as we have noted, the beneficial owner named below has sole voting and investment power with respect to his or her listed shares.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Shares Beneficially Owned(1)
J. Michael Parks(2)	560,693	*
Ivan M. Szeftel(3)	169,177	*
Michael A. Beltz(4)	183,856	*
John W. Scullion(5)	148,904	*
Edward J. Heffernan(6)	75,103	*
Bruce K. Anderson(7)	368,176	*
Anthony J. de Nicola(7)	35,336	*
Robert A. Minicucci(7)	121,488	*
Roger H. Ballou	1,500	*
Daniel P. Finkelman	2,500	*
Kenneth R. Jensen	10,000	*
Bruce A. Soll	8,000	*
All directors and executive officers as a group (16 individuals)(8)	1,889,506	2.5%
Welsh, Carson, Anderson & Stowe(9) 320 Park Avenue, Suite 2500 New York, New York 10022-6815	43,698,074	58.8%
Limited Commerce Corp. Three Limited Parkway Columbus, Ohio 43230	14,663,376	19.7%

*
Less than 1%

(1)
Beneficial ownership is determined in accordance with the SEC's rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are currently exercisable, or exercisable within 60 days of March 1, 2002, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person.

(2)
Includes options to purchase 508,193 shares of common stock which are exercisable within 60 days of March 1, 2002.

(3)
Includes options to purchase 154,177 shares of common stock which are exercisable within 60 days of March 1, 2002.

(4)
Includes options to purchase 150,745 shares of common stock which are exercisable within 60 days of March 1, 2002.

(5)
Includes options to purchase 134,904 shares of common stock which are exercisable within 60 days of March 1, 2002.

(6)
Includes options to purchase 58,103 shares of common stock which are exercisable within 60 days of March 1, 2002.

(7)
Each of Messrs. Anderson, de Nicola and Minicucci are partners of Welsh, Carson, Anderson & Stowe and certain of its affiliates and may be deemed to be the beneficial owner of the common stock beneficially owned by Welsh Carson and described in note 9 below.

(8)
Includes options to purchase an aggregate of 1,169,495 shares of common stock which are exercisable within 60 days of March 1, 2002 held by Messrs. Parks, Szeftel, Beltz, Heffernan, Kubic, Scullion, Tucker, and Walensky.

(9)
Includes:

•
5,555,550 shares of common stock held by Welsh, Carson, Anderson & Stowe VI, L.P.,

•
17,922,447 shares of common stock held by Welsh, Carson, Anderson & Stowe VII, L.P.,

•
17,790,349 shares of common stock held by Welsh, Carson, Anderson & Stowe VIII, L.P.,

•
148,766 shares of common stock held by WCAS Information Partners LP,

•
268,398 shares of common stock held by WCAS Capital Partners II LP,

•
655,555 shares of common stock held by WCAS Capital Partners III LP,

•
304,305 shares of common stock held by Patrick J. Welsh,

•
11,111 shares of common stock held by Carol Ann Welsh FBO Eric Welsh U/A dtd 11/26/84,

•
11,111 shares of common stock held by Carol Ann Welsh FBO Randall Welsh U/A dtd 11/26/84,

•
11,111 shares of common stock held by Carol Ann Welsh FBO Jennifer Welsh U/A dtd 11/26/84,

•
300,561 shares of common stock held by Russell L. Carson,

•
368,176 shares of common stock held by Bruce K. Anderson,

•
75,525 shares of common stock held by Thomas E. McInerney,

•
75,525 shares of common stock held by McInerney/Gabrielle Family Limited Partnership,

•
121,488 shares of common stock held by Robert A. Minicucci,

•
35,336 shares of common stock held by Anthony J. de Nicola,

•
21,630 shares of common stock held by Paul B. Queally,

•
15,412 shares of common stock held by Lawrence Sorrel,

•
3,852 shares of common stock held by D. Scott Mackesy, and

•
1,866 shares of common stock held by Jonathan Rather.

        The individual general partners or managing members of the sole general partners of the above listed Welsh Carson, Anderson & Stowe limited partnerships include some or all of Partick J. Welsh, Russell L. Carson, Thomas E. McInerney, Paul B. Queally, Lawrence B. Sorrel, Jonathan M. Rather, John D. Clark, James R. Matthews, Sanjay Swani and D. Scott Mackesy. Bruce K. Anderson and Thomas E. McInerney are the general partners of the general partnership that is the sole general partner of WCAS Information Partners, L.P. Each of the persons listed in this note may be deemed to be the beneficial owner of the common stock owned by the limited partnerships of whose general partner he or she is a general partner.

Item 13. Certain Relationships and Related Transactions

Transactions With Welsh, Carson, Anderson & Stowe

        Welsh, Carson, Anderson & Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Capital Partners II, L.P., WCAS Capital Partners III, L.P., WCAS Information Partners, L.P., WCA Management Corporation and various individuals who are limited partners of the Welsh Carson limited partnerships beneficially own approximately 58.8% of our outstanding common stock. The individual partners of the Welsh Carson limited partnerships include Bruce K. Anderson, Anthony J. de Nicola and Robert A. Minicucci, each of whom is a member of our board of directors.

        In July 1999, we sold 120,000 shares of Series A preferred stock to Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P. and 20 individuals who are partners of some or all of the Welsh Carson limited partnerships for an aggregate purchase price of $120.0 million. The preferred shares were issued to finance, in part, the acquisition of the network services business of SPS Payment Systems, Inc. Upon consummation of our initial public offering in June, 2001, all of the outstanding shares of Series A preferred stock was converted into shares of common stock.

        In July 1998, we sold 10,101,010 shares of common stock to Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Information Partners, L.P., and 16 individuals who are partners of some or all of the Welsh Carson limited partnerships for an aggregate purchase price of $100.0 million. The shares were issued to finance, in part, the acquisition of all outstanding stock of Loyalty.

        In August 1998, we sold 30,303 shares of common stock to WCAS Capital Partners II, L.P. for $9.90 per share as consideration for WCAS Capital Partners II, L.P. extending the maturity of a 10% subordinated note we issued to it in January 1996 in the principal amount of $30.0 million and originally due January 24, 2002. Principal on the note is due on October 25, 2005 and interest is payable semi-annually in arrears on each January 1 and July 1. The note was originally issued to finance, in part, the acquisition of BSI Business Services, Inc., now known as ADS Alliance Data Systems, Inc., one of our wholly owned subsidiaries.

        In September 1998, we issued 655,555 shares of common stock to WCAS Capital Partners III, L.P. and issued a 10% subordinated note to WCAS Capital Partners III, L.P. in the principal amount of $52.0 million to finance, in part, the acquisition of Harmonic Systems Incorporated, whose operations have been integrated into ADS Alliance Data Systems. Principal on the note is due in two equal installments on September 15, 2007 and September 15, 2008. Interest is payable semi-annually in arrears on each March 15 and September 15.

        We paid Welsh, Carson, Anderson & Stowe $1.2 million in 1999 for investment banking services rendered in connection with our acquisitions.

Transactions With The Limited

        Limited Commerce Corp. beneficially owns approximately 20% of our common stock. Limited Commerce Corp. is indirectly owned by The Limited, Inc. Therefore, The Limited, Inc., a significant customer of ours, indirectly owns one of our principal stockholders. Pursuant to a stockholders agreement with Welsh Carson and Limited Commerce Corp., Limited Commerce Corp. has the right to designate two members of our board of directors. Mr. Finkelman and Mr. Soll are the current Limited Commerce Corp. designees on our board of directors.

        The Limited, Inc. operates through a variety of retail and catalog affiliates that operate under different names, including Bath & Body Works, The Limited Stores, Henri Bendel, Victoria's Secret Catalogue, Victoria's Secret Stores, Lerner New York, Express and Structure. Many of these affiliates have entered into credit card processing agreements with World Financial Bank. These affiliates of The Limited represented approximately 43.8% of our credit card receivables as of December 31, 2001.

        Pursuant to these credit card processing agreements, World Financial Bank provides credit card processing services and issues private label credit cards on behalf of the businesses. World Financial Bank is obligated to issue credit cards to any customer of a Limited affiliate who applies for a credit card, meets World Financial Bank's credit standards, and agrees to the terms and conditions of World Financial Bank's standard form of credit card agreement. World Financial Bank is allowed to change its applicable credit standards and standard form of credit card agreement with the consent of the relevant Limited affiliate. Furthermore, these agreements obligate World Financial Bank to consider, in good faith, requests by a Limited affiliate for variances from World Financial Bank's credit standards and standard form of credit agreement. Under these agreements, World Financial Bank pays the business an amount equal to the amount charged by the business's customers using the private label credit card issued by World Financial Bank, less a discount, which varies among agreements. World Financial Bank assumes the credit risk for these credit card transactions. Payments are also made to World Financial Bank for special programs and reimbursement of certain costs.

        Most of these credit card processing agreements were entered into in 1996 and expire in 2006. These agreements give the businesses various termination rights, including the ability to terminate these contracts under certain circumstances after the first six years if World Financial Bank is unable to remain competitive with independent third parties that provide similar services.

        In general, World Financial Bank owns information relating to the holders of credit cards issued under these agreements, but World Financial Bank is prohibited from disclosing information about these holders to any third party that The Limited determines competes with The Limited or its affiliated businesses.

        We periodically engage in projects for various retail affiliates of The Limited to provide database marketing programs that are generally short-term in nature.

        In September 2000, our subsidiary, ADS Alliance Data Systems, Inc., entered into a marketing database services agreement with The Limited, Inc. and one of its affiliates, Intimate Brands, Inc., which wholly owns Victoria's Secret and Bath & Body Works. In this agreement, ADS agreed to provide an information database system capable of capturing certain consumer information when a consumer makes a purchase, excluding purchases for credit or financial products, at Bath & Body Works, The Limited Stores, Express, Structure, Victoria's Secret Stores, Lerner New York and Lane Bryant, and to provide database marketing services. Under the agreement, ADS has the right to sell data provided to ADS by affiliates of The Limited under the agreement, subject to the privacy policies of The Limited and Intimate Brands and their consent. However, ADS is prohibited from disclosing or selling any of this information to third parties who, in the sole judgment of The Limited and Intimate Brands, compete with affiliates or subsidiaries of The Limited. ADS is required to share revenues generated by the sale of such data with The Limited and Intimate Brands. This agreement expires in 2003, but can be terminated earlier by The Limited and Intimate Brands if we fail to meet specified service standards.

        We received total revenues directly from The Limited and its retail affiliates of $46.6 million during 1999, $46.7 million during 2000 and $44.9 million in 2001.

        In August 1998, we sold 20,202 shares of common stock to Limited Commerce Corp. for $9.90 per share as consideration for Limited Commerce Corp. extending the maturity of a 10% subordinated note we issued in January 1996 to WCAS Capital Partners II, L.P., which sold the note to Limited Commerce Corp. The note is in the principal amount of $20.0 million and was originally due January 24, 2002. Principal on the note is due on October 25, 2005 and interest is payable semi-annually in arrears on each January 1 and July 1. The note was originally issued to finance, in part, the acquisition of BSI Business Services, Inc., now known as ADS Alliance Data Systems, Inc.

Stockholders Agreement With Welsh Carson and The Limited

        Under a stockholders agreement, entered in June 2001 in connection with our initial public offering, the Welsh Carson affiliates and Limited Commerce Corp. each have two demand registration rights, as well as "piggyback" registration rights. The demand rights enable the Welsh Carson affiliates and Limited Commerce Corp. to require us to register their shares with the SEC at any time. Piggyback rights allow the Welsh Carson affiliates and Limited Commerce Corp. to register the shares of our common stock that they purchased along with any shares that we register with the SEC. These registration rights are subject to customary conditions and limitations, including the right of the underwriters of an offering to limit the number of shares.

        Under the stockholders agreement, the size of our board of directors is set at nine. Welsh Carson has the right to designate up to three nominees for election to the board of directors as long as it owns more than 20% of our common stock. Limited Commerce Corp. has the right to designate up to two of the members as long as it owns more than 10% of our common stock and one of the members as long as it owns between 5% and 10% of our common stock.

U.S. Loyalty Program

        During 2000, we evaluated the creation of a loyalty program in the United States similar to our AIR MILES Reward Program in Canada. Because of the significant funding requirements to establish such a program, we decided not to pursue the program. Instead, stockholders independently funded the program through a separate company called U.S. Loyalty Corp. We have no rights to share in any profits earned by U.S. Loyalty Corp.

        Although we never had an ownership interest in U.S. Loyalty Corp., during 2001 we provided various services to U.S. Loyalty Corp., including management support, accounting, and marketing services. During 2001, we collected fees of $1.9 million from U.S. Loyalty Corp. for such services.

        Robert A. Minicucci, who is a stockholder and one of our directors, is the sole director and officer of U.S. Loyalty Corp.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements

  (2)
  Financial Statement Schedules

  (3)
  The following exhibits are filed as part of this Annual Report or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
*3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant.
4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
10.1	Credit Card Processing Agreement between World Financial Network National Bank, Bath and Body Works, Inc. and Tri-State Factoring, Inc., dated January 31, 1996 (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.2	Credit Card Processing Agreement between World Financial Network National Bank, Victoria's Secret Catalogue, Inc., and Far West Factoring Inc., dated January 31, 1996 (assigned by Victoria's Secret Catalogue, Inc. to Victoria's Secret Catalogue, LLC, May 2, 1998) (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.3	Credit Card Processing Agreement between World Financial Network National Bank, Victoria's Secret Stores, Inc., and Lone Mountain Factoring, Inc., dated January 31, 1996 (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.4	Credit Card Processing Agreement between World Financial Network National Bank, Lerner New York, Inc. and Nevada Receivable Factoring, Inc., dated January 31, 1996 (incorporated by reference to Exhibit No. 10.4 to our Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).

10.5	Credit Card Processing Agreement between World Financial Network National Bank, Express, Inc., and Retail Factoring, Inc., dated January 31, 1996 (incorporated by reference to Exhibit No. 10.5 to our Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.6	Credit Card Processing Agreement between World Financial Network National Bank, The Limited Stores, Inc. and American Receivable Factoring, Inc., dated January 31, 1996 (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.7	Credit Card Processing Agreement between World Financial Network National Bank, Structure, Inc. and Mountain Factoring, Inc., dated January 31, 1996 (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.8	Credit Card Processing Agreement between World Financial Network National Bank, Henri Bendel, Inc. and Western Factoring, Inc., dated January 31, 1996 and amended May 13, 1998 (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.9	Indenture of Sublease between J.C. Penney Company, Inc. and BSI Business Services, Inc., dated January 11, 1996 (incorporated by reference to Exhibit No. 10.12 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
*10.10	Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended.
10.11	Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997 and amended June 19, 1997 and January 15, 1998 (incorporated by reference to Exhibit No. 10.15 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.12	Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986,and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.13	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
*10.14	Stockholders Agreement dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P.

10.15	10% Subordinated Note due September 15, 2008 issued by Alliance Data Systems Corporation to WCAS Capital Partners III, L.P. dated September 15, 1998 (incorporated by reference to Exhibit No. 10.28 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.16	10% Subordinated Note due October 25, 2005 issued by Alliance Data Systems Corporation to the Limited Commerce Corp. dated January 24, 1996 (incorporated by reference to Exhibit No. 10.29 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.17	10% Subordinated Note due October 25, 2005 issued by Alliance Data Systems Corporation to WCAS Capital Partners II, L.P. dated January 24, 1996 (incorporated by reference to Exhibit No. 10.30 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.18	ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan, effective May 1, 1999 (incorporated by reference to Exhibit No. 10.33 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.19	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
10.20	Form of Alliance Data Systems Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.21	Form of Alliance Data Systems Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.36 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.22	Alliance Data Systems Corporation and its Subsidiaries Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 7, 2001, File No. 333-94623).
*10.23	Alliance Data Systems Corporation 2001 Incentive Compensation Plan.
10.24	Form of Alliance Data Systems Corporation Confidentiality and Non-Solicitation Agreement (incorporated by reference to Exhibit No. 10.37 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.25	Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit No. 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.26	Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit No. 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.27	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.28	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.29	License to use the Air Miles Trademarks in the United States, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.45 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.30	Amended and Restated Credit Agreement between Alliance Data Systems Corporation, and Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, and Morgan Guaranty Trust Company of New York, dated July 24, 1998 (incorporated by reference to Exhibit No. 10.31 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.31	Second Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2000, by and among Alliance Data Systems Corporation, Loyalty Management Group Canada Inc., the Banks party thereto, Morgan Guaranty Trust Company of New York and Harris Trust and Savings Bank (incorporated by reference to Exhibit No. 10.49 to our Registration Statement on Form S-1 filed with the SEC on June 9, 2000, File No. 333-94623).
10.32	Third Amendment to Amended and Restated Credit Agreement, dated as of January 10, 2001 between Alliance Data Systems Corporation, Loyalty Management Group Canada Inc., the Banks party thereto and Harris Trust and Savings Bank (incorporated by reference to Exhibit No. 10.51 to our Registration Statement on Form S-1 filed with the SEC on January 26, 2001, File No. 333-94623).
*10.33	Fourth Amendment to Amended and Restated Credit Agreement, entered into as of March 15, 2002 between Alliance Data Systems Corporation, Loyalty Management Group Canada Inc., the Banks party thereto and Harris Trust and Savings Bank.
10.34	Supplier Agreement between Loyalty Management Group Canada and Air Canada dated as of April 24, 2000 (incorporated by reference to Exhibit No. 10.56 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

10.35	Second Amended and Restated Pooling And Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and July , 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company, World Financial Network Credit Card Master Trust (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.36	Transfer and Servicing Agreement between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
*21	List of Subsidiaries.
*23	Consent of Independent Public Accountants.

*
Filed herewith

(b)
Reports on Form 8-K for the quarter ended December 31, 2001

We filed the following Current Reports on Form 8-K during the fourth quarter of 2001:

Current Report on Form 8-K filed on December 13, 2001 with respect to a press release we issued concerning guidance for fourth quarter and year end financial results.

Current Report on Form 8-K filed on November 19, 2001 to report an error made by our filing agent in the filing of a Current Report on Form 8-K/A on November 16, 2001.

Current Report on Form 8-K/A filed on November 16, 2001 stating that our acquisition of Mailbox Capital Corporation was not financially material, individually or in the aggregate with other acquisitions since the audited financial statements dated December 31, 2000, and that financial statements and pro forma financial information were not required.

Current Report on Form 8-K filed on October 18, 2001 with respect to a press release we issued announcing earnings results for the third quarter ended September 30, 2001.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALLIANCE DATA SYSTEMS CORPORATION

ALLIANCE DATA SYSTEMS CORPORATION
INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Alliance Data Systems Corporation

        We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, as amended.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Dallas, Texas
March 25, 2002

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	1999	2000	2001
Revenues
Transaction and marketing services	$368,026	$415,792	$482,223
Redemption revenue	59,017	87,509	110,199
Financing charges, net	141,947	156,349	164,276
Other income	14,092	18,545	20,653

Total revenue	583,082	678,195	777,351

Operating expenses
Cost of operations	466,856	547,985	603,493
General and administrative	35,971	32,201	45,431
Depreciation and other amortization	16,183	26,265	30,698
Amortization of purchased intangibles	61,617	49,879	43,506

Total operating expenses	580,627	656,330	723,128

Operating income	2,455	21,865	54,223
Other non-operating expense	—	2,477	5,000
Fair value loss on interest rate derivative	—	—	15,131
Interest expense	42,785	38,870	30,097

Income (loss) from continuing operations before income taxes, discontinued operations and extraordinary item	(40,330)	(19,482)	3,995
Income tax expense (benefit)	(6,538)	1,841	11,612

Loss from continuing operations before discontinued operations and extraordinary item	(33,792)	(21,323)	(7,617)
Income from discontinued operations, net of income taxes	7,688	—	—
Loss on disposal of discontinued operations, net of income taxes	(3,737)	—	—
Extraordinary item, net	—	—	(615)

Net loss	$(29,841)	$(21,323)	$(8,232)

Loss per share from continuing operations, before discontinued operations and extraordinary item—basic and diluted	$(0.78)	$(0.60)	$(0.17)

Net loss per share—basic and diluted	$(0.70)	$(0.60)	$(0.18)

Weighted average shares—basic and diluted	47,498	47,538	64,555

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31,
	2000	2001
ASSETS
Cash and cash equivalents	$116,941	$117,535
Due from card associations	113,354	46,554
Trade receivables less allowance for doubtful accounts ($3,876 and $1,423 at December 31, 2000 and 2001, respectively)	98,455	88,444
Seller's interest and credit card receivables less allowance for doubtful accounts ($3,657 and $4,766 at December 31, 2000 and 2001, respectively)	137,865	128,793
Deferred tax asset, net	22,365	37,163
Other current assets	35,368	45,014

Total current assets	524,348	463,503
Redemption settlement assets, restricted	152,007	150,330
Property and equipment, net	92,178	112,190
Deferred tax asset, net	55,366	26,068
Other non-current assets	18,753	16,990
Due from securitizations	133,978	216,140
Intangible assets and goodwill, net	444,549	491,997

Total assets	$1,421,179	$1,477,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$64,143	$82,290
Accrued expenses	80,547	73,135
Merchant settlement obligations	149,271	137,711
Other liabilities	36,725	25,268
Debt, current portion	161,725	111,325

Total current liabilities	492,411	429,729
Other liabilities	1,856	13,112
Deferred revenue—service	88,931	98,077
Deferred revenue—redemption	201,255	231,472
Long-term and subordinated debt	274,335	199,100

Total liabilities	1,058,788	971,490
Commitments and contingencies
Series A cumulative convertible preferred stock, $0.01 par value; authorized, issued and outstanding, 120 shares (December 31, 2000) and none (December 31, 2001)	119,400	—
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding, 47,545 shares (December 31, 2000) and 73,987 shares (December 31, 2001)	475	740
Additional paid-in capital	226,323	509,741
Treasury stock	—	(6,151)
Retained earnings	16,370	8,138
Accumulated other comprehensive loss	(177)	(6,740)

Total stockholders' equity	242,991	505,728

Total liabilities and stockholders' equity	$1,421,179	$1,477,218

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Common Stock					Accumulated other comprehensive income (loss)
			Additional paid-in capital	Treasury Stock	Retained earnings		Total comprehensive loss	Total stockholders' equity
	Shares	Amount
December 31, 1998	47,487	$475	$225,797	$—	$67,534	$999		$294,805
Net loss					(29,841)		$(29,841)	(29,841)
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale, net						(4,684)	(4,684)	(4,684)
Foreign currency translation adjustments						(585)	(585)	(585)

Other comprehensive loss						(5,269)
Total comprehensive loss							$(35,110)

Common stock issued	42	—	377					377

December 31, 1999	47,529	475	226,174	—	37,693	(4,270)		260,072
Net loss					(21,323)		$(21,323)	(21,323)
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net						3,774	3,774	3,774
Foreign currency translation adjustments						319	319	319

Other comprehensive income						4,093
Total comprehensive loss							$(17,230)

Common stock issued	16	—	149					149

December 31, 2000	47,545	475	226,323	—	16,370	(177)		242,991
Net loss					(8,232)		$(8,232)	(8,232)
Other comprehensive loss, net of tax:
Cumulative effect of change in accounting for derivatives						323	323	323
Change in fair value of derivatives						342	342	342
Reclassifications into earnings						(3,151)	(3,151)	(3,151)
Unrealized loss on securities available for sale, net						833	833	833
Foreign currency translation adjustments						(4,910)	(4,910)	(4,910)

Other comprehensive loss						(6,563)
Total comprehensive loss							$(14,795)

Conversion of series A preferred stock	11,199	112	119,288					119,400
Purchase of treasury stock				(6,151)				(6,151)
Common stock issued in conjunction with initial public offering	14,950	150	160,622					160,772
Other common stock issued	293	3	3,508					3,511

December 31, 2001	73,987	$740	$509,741	$(6,151)	$8,138	$(6,740)		$505,728

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,841)	$(21,323)	$(8,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,800	76,144	74,204
Deferred income taxes	(37,600)	(13,114)	13,499
Accretion of deferred income	(5,950)	(5,967)	(4,729)
Fair value loss on interest rate derivative	—	—	15,131
Provision (credit) for doubtful accounts	(3,540)	(2,797)	(4,492)
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	81,276	(43,845)	11,062
Change in merchant settlement activity	10,480	17,148	55,240
Change in other assets	33,449	20,056	(6,457)
Change in accounts payable and accrued expenses	37,187	12,550	(5,793)
Change in deferred revenue	91,149	40,845	39,363
Change in other liabilities	11,621	475	(9,115)
Other operating activities	(14,393)	7,011	—

Net cash provided by operating activities	251,638	87,183	169,681

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in redemption settlement assets	(63,976)	(18,357)	1,677
Purchase of credit card receivables	(33,817)	—	(106,308)
Change in due from securitizations	(26,404)	14,280	(82,162)
Net cash paid for corporate acquisitions	(171,423)	—	(88,977)
Proceeds from sale of credit card receivable portfolios	—	—	104,882
Change in seller's interest	22,471	12,703	15,117
Capital expenditures	(36,302)	(33,083)	(36,637)

Net cash used in investing activities	(309,451)	(24,457)	(192,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	249,625	148,546	376,300
Repayment of borrowings	(294,473)	(147,551)	(501,935)
Proceeds from issuance of preferred stock	119,400	—	—
Proceeds from issuance of common stock	377	149	164,283
Purchase of treasury stock	—	—	(6,151)

Net cash provided by financing activities	74,929	1,144	32,497

Effect of exchange rate changes	(7,606)	(3,475)	(9,176)

Change in cash and cash equivalents	9,510	60,395	594
Cash and cash equivalents at beginning of period	47,036	56,546	116,941

Cash and cash equivalents at end of period	$56,546	$116,941	$117,535

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$43,215	$38,078	$31,732

Income taxes paid, net of refunds	$25,242	$14,498	$3,589

NONCASH FINANCING DISCLOSURE:
Preferred stock conversion	$—	$—	$119,400

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Description of the Business—Alliance Data Systems Corporation ("ADSC" or, including its wholly owned subsidiaries, the "Company") is a leading provider of transaction services, credit services and marketing services in the United States and Canada. The Company facilitates and manages transactions between its clients and their customers through multiple distribution channels including in-store, catalog and the Internet. Through the Credit Services and Marketing Services segments, the Company assists its clients in identifying and acquiring new customers, and helps to increase the loyalty and profitability of its clients' existing customers.

        The Company operates in three reportable segments: Transaction Services, Credit Services and Marketing Services. Transaction Services encompasses card processing, customer care and billing and payment processing for specialty and petroleum retail (Issuer Services), and network and merchant bankcard services (Merchant Services), and regulated and de-regulated utilities (Utility Services). Credit Services provides private label receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label programs. Marketing Services provides loyalty programs, such as AIR MILES® Reward Program and database marketing.

2. SUMMARY OF SIGNIFICANT POLICIES

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ADSC and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Due from Card Associations and Merchant Settlement Obligations—Due from card associations and merchant settlement obligations result from the Company's network servicing and associated settlement activities. Due from card associations is generated from credit card transactions, such as Mastercard, Visa and American Express, at merchant locations. The Company records corresponding settlement obligations for amounts payable to merchants.

        Credit Card Receivables—Credit card receivables are generally securitized immediately or shortly after origination. As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller's interest. Seller's interest is carried at fair value and credit card receivables are carried at lower of cost or market less an allowance for doubtful accounts. In its capacity as a servicer of the credit card receivables, the Company receives a servicing fee from the World Financial Network Credit Card Master Trust. Management estimates the cost incurred in servicing the credit card receivables approximates the service fees received, and therefore has not recorded a servicing asset or liability as of December 31, 2000 and 2001.

        Redemption Settlement Assets—These securities relate to the redemption fund for the AIR MILES Reward Program and are held in trust for the benefit of funding redemptions by collectors. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. Debt securities for which the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale.

        Property and Equipment—Furniture, fixtures, computer equipment and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis, using estimated lives ranging from 3 to 15 years.

Leasehold improvements are amortized over the remaining useful lives of the respective leases or the remaining useful lives of the improvements, whichever are shorter. Software development (costs to create new platforms for certain of the Company's information systems) and conversion costs (systems, programming and other related costs to allow conversion of new client accounts to the Company's processing systems) are amortized on a straight-line basis over the length of the associated contract or benefit period, which generally ranges from three to five years.

  Revenue Recognition Policy

        Transaction and Marketing Services—The Company earns transaction fees, which are principally based on the number of transactions processed and statements generated and are recognized as such services are performed.

        AIR MILES Reward Program—The Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles based on relative fair values between the redemption element of the award ultimately provided to the collector (the "Redemption element") and its service element. This service element consists of direct marketing and support services provided to sponsors (the "Service element").

        The fair value of the Service element is based on the estimated fair value of providing the services on a third-party basis. The revenue related to the Service element of the AIR MILES reward miles is initially deferred and amortized over the period of time beginning with the issuance of the AIR MILES reward miles and ending upon their expected redemption (the estimated life of an AIR MILES reward mile).

        The fair value of the Redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the Redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of reward miles that the Company estimates will go unused by the collector base ("breakage").

        Financing charges, net—Financing charges, net, represents gains and losses on securitization of credit card receivables and interest income on seller's interest less a provision (credit) for doubtful accounts of $(3.7 million), $(4.9 million) and $(9.0 million) and related interest expense of $10.4 million, $6.2 million and $6.4 million for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company records gains or losses on the securitization of credit card receivables on the date of sale based on cash received the estimated fair value of assets sold and retained and liabilities incurred in the sale. Gains represent the present value of estimated future cash flows the Company has retained over the estimated outstanding period of the receivables. The anticipated excess cash flow essentially represents an interest only ("I/O") strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to certificate holders and credit losses. The amount initially allocated to the I/O strip at the date of a securitization reflected the allocated original basis of the relative fair values of those interests. The amount recorded for the I/O strip was reduced for distributions on I/O strip, which the Company received from the related trust, and was adjusted for changes in the fair value of the I/O strip, which were reflected in other comprehensive income. Because there is not a highly liquid market for these assets, we estimated the fair value of the I/O strip primarily based upon discount, prepayment and default rates we estimate that another market participant would use to purchase the I/O strip. The estimated market assumptions were applied based upon the underlying loan portfolio grouped by loan types, terms, credit quality, interest rates, geographic location, and value of loan collateral, which are the predominant characteristics that affect prepayment and default rates.

        In recording and accounting for I/O strip, we made assumptions, which we believed reasonably reflected economic and other relevant conditions that affect fair value, which were then effect, about rates of prepayments, and defaults and the value of collateral. Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of the collateral generally differed from our initial estimates, and these differences were sometimes material. If actual prepayments and default rates were higher than previously assumed, the value of the I/O strip would be impaired and the declines in the fair value would be recorded in earnings.

        Goodwill and Other Intangibles—Goodwill represents the excess of purchase price over the fair value of net assets acquired arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from 20 to 25 years. Other intangibles primarily represent identified intangible assets acquired in business combinations and are being amortized over estimated useful lives ranging from 27 months to 20 years. Beginning in 2002, the Company will no longer amortize goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142.

        Earnings Per Share—Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common and potentially dilutive common shares, dilutive stock options and other dilutive securities outstanding during the year. Potentially dilutive common shares were approximately 1.2 million for 2001. However, as the Company generated net losses, potentially dilutive common shares, composed of incremental common shares issuable upon exercise of stock options and warrants and upon conversion of Series A preferred stock, are not included in diluted net loss per share because such shares are anti-dilutive.

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
	(In thousands, except per share amounts)
Numerator
Loss from continuing operations, before discontinued operations and extraordinary item	$(33,792)	$(21,323)	$(7,617)
Preferred stock dividends	(3,377)	(7,200)	(3,240)

Loss from continuing operations, before discontinued operations and extraordinary item, available to common stockholders	(37,169)	(28,523)	(10,857)
Income from discontinued operations	7,688	—	—
Loss on disposal of discontinued operations	(3,737)	—	—
Extraordinary item, net	—	—	(615)

Net loss available to common stockholders	$(33,218)	$(28,523)	$(11,472)

Denominator
Weighted average shares	47,498	47,538	64,555
Weighted average effect of dilutive securities:
Net effect of dilutive stock options	—	—	—
Net effect of dilutive stock warrants	—	—	—

Denominator for diluted calculation	47,498	47,538	64,555

Loss per share from continuing operations, before discontinued operations and extraordinary item, available to common stockholders	$(0.78)	$(0.60)	$(0.17)
Income per share from discontinued operations—basic and diluted	0.08	—	—
Loss per share from extraordinary item—basic and diluted	—	—	(0.01)

Net loss per share—basic and diluted	$(0.70)	$(0.60)	$(0.18)

        Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Currency Translation—The assets and liabilities of the Company's subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss).

        Income Taxes—Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes using the asset/liability method of accounting. Under this method, deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statements' carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.

        Long-Lived Assets—Long-lived assets, goodwill and other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Derivative Instruments—The Company uses interest rate swaps to hedge its exposure to interest and foreign exchange rate changes. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive income ("OCI") until the hedged item is recognized in net income. For derivatives that do not qualify as hedges under SFAS No. 133, the change in fair value is recorded as part of earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in the recognition of $323,000 (net of tax) in OCI. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. See note 16 for more information regarding derivatives.

        Recently Issued Accounting Standards—In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaced SFAS No. 125 and revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosures relating to securitization transactions are required for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the results of operations.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, as of January 1, 2002, amortization of current goodwill and certain other intangibles determined by management to have an indefinite life will cease, thereby reducing amortization expense for 2002 by approximately $18.0 million before taxes. The Company currently expects no impairment to goodwill or certain other intangibles.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends ARB No. 51 "Consolidated Financial Statements." SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company does not anticipate the adoption of SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

        In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20. "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 requires the "prospective method" of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as prepayment rates and credit losses. Under the provisions of EITF 99-20, an other than temporary impairment must be recorded when the anticipated cash flows have decreased since the last estimate and the fair value of the Retained Interest is less than the carrying value.

        The Company implemented EITF 99-20 April 1, 2001 and the implementation did not have a material impact on the results of operations.

        Reclassifications—For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation.

3. ACQUISITIONS

        During 2001, 2000 and 1999 the Company completed the following acquisitions:

Business	Month Acquired	Services	Consideration
2001:
Utilipro, Inc.	February 2001	Utility Services	Cash for Assets
ConneXt, Inc.	August 2001	Utility Services	Cash for Assets
MailBox Capital Corp.	September 2001	Transaction Services	Cash for Assets
2000:
None
1999:
SPS Payment Systems, Inc.	July 1999	Merchant Services	Cash for Assets

        The acquisitions were accounted for as purchases and, accordingly, the operations of the acquired companies were included in the consolidated financial statements since their respective dates of acquisition as set forth above. Pro forma information for acquisitions is not presented as the impact was not material.

        The following table summarizes the purchase price for the acquisitions, and the allocation thereof:

	1999	2000	2001
	(in thousands)
Identifiable intangible assets	$22,000	$—	$15,424
Goodwill	144,552	—	63,219
Other net assets acquired	4,871	—	10,334

Purchase price	$171,423	$—	$88,977

        The Company does not anticipate any significant adjustments to the purchase price allocations.

4. REDEMPTION SETTLEMENT ASSETS

        Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling the Company's redemptions by collectors under its AIR MILES Reward Program in Canada under certain contractual relationships with its sponsors. These assets are primarily denominated in Canadian dollars. Realized gains and losses from the sale of investment securities were not material. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

		December 31, 2000				December 31, 2001
		Unrealized				Unrealized
	Cost	Gains	Losses	Fair value	Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents	$115,309	$—	$—	$115,309	$77,840	$—	$—	$77,840
Government bonds	16,278	35	(457)	15,856	6,069	136	—	6,205
Corporate bonds	21,134	18	(355)	20,797	65,119	1,166	—	66,285
Equity securities	35	10	—	45	—	—	—	—

Total	$152,756	$63	$(812)	$152,007	$149,028	$1,302	$—	$150,330

5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

	December 31,
	2000	2001
	(in thousands)
Software development and conversion costs	$75,450	$82,070
Computer equipment and purchased software	36,767	48,184
Furniture and fixtures	40,491	51,817
Leasehold improvements	34,455	42,339
Construction in progress	4,542	2,203

Total	191,705	226,613
Accumulated depreciation	(99,527)	(114,423)

Property and equipment, net	$92,178	$112,190

6. SECURITIZATION OF CREDIT CARD RECEIVABLES

        The Company regularly securitizes its credit card receivables to World Financial Network Credit Card Master Trust. During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors' share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed each month to the investors or held in an account until it accumulates to the total amount, at which time it is paid to the investors in a lump sum. The Company's outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2002 and 2004.

        The following table shows the maturities of borrowing capacity as of December 31, 2001 for World Financial Network Credit Card Master Trust by year:

	2002	2003	2004	Total
	(in thousands)
Public notes	$600,000	$350,000	$900,000	$1,850,000
Private conduits	589,000	—	—	589,000

Total	$1,189,000	$350,000	$900,000	$2,439,000

        "Due from securitizations" consists of spread deposits, I/O strips and excess funding deposits as shown in the table below:

	December 31,
	2000	2001
	(in thousands)
Spread deposits	$100,807	$127,769
I/O strips	33,171	43,371
Excess funding deposits	—	45,000

	$133,978	$216,140

        The spread deposits, I/O strips and excess funding deposits are initially recorded at their allocated carrying amount based on relative fair value. Fair value is determined by computing the present value of the estimated cash flows, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment, delinquency, default and loss assumptions.

        I/O strips, seller's interest and other interests retained are periodically evaluated for impairment based on the fair value of those assets.

        Fair values of I/O strips and other interests retained are based on a review of actual cash flows and on the factors that affect the amounts and timing of the cash flows from each of the underlying credit card receivable pools. Based on this analysis, assumptions are validated or revised as deemed necessary, the amounts and the timing of cash flows are estimated and fair value is determined. The Company has one collateral type, private label credit cards.

        At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in the assumptions are as follows:

	Assumption	Impact on fair value of 10% change	Impact on fair value of 20% change
	(in thousands)
Fair value of retained interest	$43,371
Weighted average life	8.5 months
Discount rate	9.0%	$105	$209
Expected yield, net of dilution	22.3%	17,191	27,875
Interest expense	3.2%	2,252	3,146
Net charge-offs rate	8.5%	6,936	13,759

        These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

        Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb losses related to securitized credit card receivables if those losses exceed the available net cash flows arising from the securitized credit card receivables. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted rate paid on the series. The amount required to be deposited is approximately 3.25% of credit card receivables in the trust, other than with respect to the trust in early amortization, for which all excess funds are required to be deposited. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2001.

        The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,
	2000	2001
	(in millions)
Proceeds from collections reinvested in previous credit card securitizations	$4,235.7	$3,768.2
Proceeds from new securitizations	—	900.0
Servicing fees received	39.6	41.9
Other cash flows received on retained interests	146.8	134.4

        The table below presents quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	At December 31,
	2000	2001
	(in millions)
Total principal of credit card receivables managed	$2,331.0	$2,467.3
Less credit card receivables securitized	2,319.7	2,451.0
Credit card receivables held	11.3	16.3
Principal amount of credit card receivables 90 days or more past due	64.5	64.5
	December 31,
	2000	2001
	(in thousands)
Net charge-offs including billed, unpaid finance charges and fees	$208,558	$254,698

        The Company is required to maintain minimum interests ranging from 3% to 6% of the securitized credit card receivables. This requirement is met through seller's interest, and is supplemented through the excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations. As of December 31, 2000 and 2001, the outstanding balance of excess funding deposits was none and $45.0 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets and goodwill consist of the following:

	December 31,
			Amortization Life and Method
	2000	2001
	(in thousands)
Premium on purchased credit card portfolios	$1,936	$10,693	3 years—straight line
Customer contracts and lists	46,700	61,124	3-20 years—straight line
Noncompete agreements	2,300	3,300	1-5 years—straight line
Goodwill	407,833	471,031	20-25 years—straight line
Deferred incentives	10,753	10,753	27 months—straight line
Sponsor contracts	38,306	38,306	5 years—declining balance
Collector database	47,043	47,043	15%—declining balance

Total	554,871	642,250
Accumulated amortization	(110,322)	(150,253)

Intangible assets and goodwill, net	$444,549	$491,997

8. DEFERRED REVENUE

        A reconciliation of deferred revenue—service, and deferred revenue—redemption, for the AIR MILES Reward Program is as follows:

	Year Ended December 31,
	2000	2001
	(in thousands)
Deferred Revenue—Service
Beginning balance	$84,474	$88,931
Cash proceeds	55,091	58,056
Revenue recognized	(47,098)	(48,314)
Other	(3,536)	(596)

Ending balance	$88,931	$98,077

Deferred Revenue—Redemption
Beginning balance	$164,867	$201,255
Cash proceeds	90,889	106,394
Revenue recognized	(49,597)	(70,408)
Other	(4,904)	(5,769)

Ending balance	$201,255	$231,472

The Company currently estimates breakage to be one-third of Air Miles issued.

9. DEBT

        Debt consists of the following:

	December 31,
	2000	2001
	(in thousands)
Certificates of deposit	$139,400	$120,800
Subordinated notes	102,000	102,000
Credit agreement	194,660	87,625

	436,060	310,425
Less: current portion	(161,725)	(111,325)

Long term portion	$274,335	$199,100

        Certificates of Deposit—Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 5.5% to 7.5% at December 31, 2000 and from 2.8% to 7.5% at December 31, 2001. Interest is paid monthly and at maturity.

        Subordinated Notes—The Company has outstanding subordinated notes with its two largest stockholders in the aggregate principal amount of $50.0 million. Such notes bear annual interest at 10% payable semiannually. These notes were issued at an aggregate discount of approximately $3.6 million, and such discount is accreted into interest expense using the effective rate of approximately 12% over the life of the notes. The notes are to be repaid on October 25, 2005. The Company may, at its option, prepay the notes at their face amount.

        The Company has outstanding a subordinated note with an affiliate in the principal amount of $52.0 million. Such note bears annual interest at 10% payable semi-annually. The note is to be repaid in two equal installments in September 2007 and September 2008. The Company may, at its option, prepay the note at its face amount.

        Credit Facility—The credit facility has two pieces: Term Loans and Line of Credit. Funds borrowed under this credit facility bear interest at the higher of (i) the prime rate for such day or (ii) the sum of 1/2 of 1% plus the Federal funds rate for a base rate loan plus the base rate margin or (iii) the sum of the Euro-dollar margin plus the LIBOR rate applicable to such period for each Euro-dollar loan. Interest is payable quarterly in arrears.

        Term Loans—The Company currently has outstanding two separate term loan facilities each in the amount of $50.0 million. The first term loan is payable in four separate annual installments of $3.1 million commencing July 30, 1999 with a final lump sum payment of $37.5 million due July 25, 2003. The second term loan is payable in six separate annual installments of $1.0 million commencing July 30, 1999 with a final lump sum payment of $44.0 million due July 25, 2005. The effective interest rates on the two term loans were 4.3% and 9.3%, respectively, at December 31, 2001. The Company repaid $90.8 million of term loans with proceeds from its initial public offering.

        Line of Credit—The Company has available borrowings under a line of credit agreement of $100.0 million.

        Debt at December 31, 2001 matures as follows (in thousands):

2002	$111,325
2003	52,100
2004	1,000
2005	94,000
2006	—
Thereafter	52,000

$310,425

10. INCOME TAXES

        The Company files a consolidated federal income tax return. Components of the provision (credit) for income taxes are as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Current
Federal	$18,827	$(1,100)	$(13,783)
State	483	2,424	4,683
Foreign	9,610	13,631	7,213

Total current	28,920	14,955	(1,887)
Deferred
Federal	(15,081)	7,227	14,615
State	1,182	(669)	(345)
Foreign	(21,559)	(19,672)	(771)

Total deferred	(35,458)	(13,114)	13,499

Tax (benefit) expense related to continuing operations	(6,538)	1,841	11,612
Tax expense related to discontinued operations	2,127	—	—
Tax benefit related to extraordinary items	—	—	(410)

Total income tax expense (benefit)	$(4,411)	$1,841	$11,202

        A reconciliation of recorded federal income tax expense (benefit) to the expected amount computed by applying the federal statutory rate of 35% for all periods to income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Expected (benefit) expense at statutory rate	$(14,115)	$(6,819)	$1,398
Increase (decrease) in income taxes resulting from:
State and foreign income taxes	296	1,552	1,740
Non-deductible (taxable) foreign losses (gains)	623	1,339	(1,930)
Non-deductible acquired goodwill and other intangibles	7,639	4,718	5,013
Foreign rate reduction impact	—	—	5,706
Other—net	(981)	1,051	(315)

Total	$(6,538)	$1,841	$11,612

        Deferred tax assets and liabilities consist of the following:

	December 31,
	2000	2001
	(in thousands)
Deferred tax assets
Deferred income	$9,506	$—
Deferred revenue	42,955	44,754
Allowance for doubtful accounts	2,380	1,951
Intangible assets	18,506	12,944
Net operating loss carryforwards	13,458	37,415
Depreciation	3,046	2,907
Discontinued operations	826	353
Derivatives	—	2,983
Accrued expenses	400	5,337
Other	5,836	5,298

Total deferred tax assets	96,913	113,942

Deferred tax liabilities
Deferred income	$—	$25,034
Servicing rights	10,990	15,179
Other	26	—

Total deferred tax liabilities	11,016	40,213

Net deferred tax asset before valuation allowance	85,897	73,729
Valuation allowance	(8,166)	(10,498)

Net deferred tax asset	$77,731	$63,231

        At December 31, 2001, the Company had approximately $74.1 million of federal net operating loss carryforwards, which expire at various times through 2020. In addition, the Company has approximately $243 million of state net operating loss carryforwards, which expire at various times through 2017. The utilization of $18 million of the $74.1 million federal NOL's are subject to limitations under Section 382 of the Internal Revenue Code on account of changes in the equity ownership. NOL's for both financial reporting and tax reporting purposes are subject to a valuation allowance established for the tax benefit associated with their respective unrealizable federal and state NOL's. In 2001, the Company increased the valuation allowance by $2.3 million. The valuation allowance relates primarily to state NOL's and reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

        The Canadian corporate income tax rates for years beginning in 2001 forward have been decreased. For 2001, the Company recorded $5.7 million of income tax expense to reduce the net deferred tax assets in Canada related to the lower income tax rates.

11. STOCKHOLDERS' EQUITY

        During March 2000, the stockholders approved an increase in the number of authorized shares from 66,666,667 shares to 200,000,000 shares.

        In July 1999, the Company entered into a preferred stock purchase agreement and issued 120,000 shares of its Series A Cumulative Convertible Preferred Stock for proceeds of $120.0 million to an affiliate. In accordance with the terms of the preferred stock, the preferred stock was converted into 11,199,340 shares of common stock in connection with the Company's IPO on June 13, 2001. The terms of the preferred stock purchase agreement included, among other things, the following:

  •
  Dividends were payable by the Company upon declaration by the Board of Directors. Dividends were cumulative and dividends not paid currently were to accrue and compound quarterly at an annual rate of 6.0%. Dividends in arrears at the time of the conversion were approximately $14.4 million.

  •
  Each share was convertible into common shares at a conversion rate based on the lesser of $13.50 or the initial public offering price, at the option of the holder, at any time following issuance. Upon a $75.0 million or greater initial public offering, shares were mandatorily convertible into common stock at the stated conversion price.

  •
  The shares had an aggregate liquidation preference equal to the face amount plus all accrued and unpaid dividends.

  •
  Each share could vote together with the common stock on an as-converted basis.

  •
  All issued and outstanding shares would have been redeemable on July 12, 2007 at a per share redemption price as defined in the agreement.

        On June 13, 2001, the Company consummated an initial public offering, which consisted of 14,950,000 shares, including exercise of the underwriters' over-allotment option, of common stock, at a price to the public of $12.00 per share. After deducting expenses and underwriting discounts and commissions, the Company received net offering proceeds of approximately $160.8 million. The Company used proceeds of approximately $90.8 million to repay in full the outstanding balance of a term loan.

        The Company's Board of Directors authorized a one million share repurchase program in September 2001. The Company repurchased 418,200 shares of its common stock for approximately $6.2 million under this program in 2001.

12. STOCK COMPENSATION PLANS

        Certain of the Company's employees have been granted stock options under the Company's Stock Option and Restricted Stock Purchase Plan (the "Plan"), as amended and restated. The purpose of the Plan is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The stock options generally vest over three to four years and expire 10 years after the date of grant. Terms of all awards are determined by the Board of Directors at the time of award.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	1999	2000	2001
Expected dividend yield	—	—	—
Risk-free interest rate	7.0%	7.0%	5.0%
Expected life of options (years)	4.0 yrs	4.0 yrs	4.0 yrs
Assumed volatility	0.01%	0.01%	56.2%
Weighted average fair value	$2.43	$3.60	$5.86

        The following table summarizes stock option activity under the Plan:

	Outstanding		Exercisable
	Options	Weighted average exercise price	Options	Weighted average exercise price
	(in thousands, except per share amounts)
Balance at December 31, 1998	1,817	$9.18
Granted	644	10.14
Exercised	(42)	9.00
Cancelled	(71)	9.09

Balance at December 31, 1999	2,348	9.54	1,311	$9.30

Granted	2,648	14.98
Exercised	(17)	9.09
Cancelled	(96)	10.39

Balance at December 31, 2000	4,883	12.45	1,232	$9.31

Granted	2,844	12.13
Exercised	(238)	10.80
Cancelled	(970)	13.07

Balance at December 31, 2001	6,519	$12.34	2,353	$11.34

        The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2001:

	Outstanding			Exercisable
Range of exercise prices	Options	Remaining contractual life (Years)	Weighted average exercise price	Options	Weighted average exercise price
	(in thousands, except per share amounts)
$9.00 to $13.00	4,308	8.01	$10.96	1,626	$9.71
$13.01 to $18.00	2,211	8.53	$15.02	727	$15.00

        The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. The effect of determining compensation cost for the Company's stock-based compensation plan based on the fair value at the grant dates for awards under the Plan consistent with the methods of SFAS No. 123 is disclosed in the following pro forma information:

	Year Ended December 31,
	1999	2000	2001
	(in thousands, except per share amounts)
Net loss:
As reported	$(29,841)	$(21,323)	$(8,232)
Pro forma	(30,331)	(25,708)	(17,992)
Basic and diluted loss per share:
As reported	$(0.70)	$(0.60)	$(0.18)
Pro forma	(0.71)	(0.69)	(0.33)

        The Plan also provides for the granting of performance-based restricted stock awards to certain officers of the Company. As of December 31, 2001 performance-based restricted awards representing an aggregate of 571,600 shares had been granted with 114,320 shares being vested. The restricted shares subject to these grants will not vest unless specified performance measures tied to either EBITDA or return on stockholders' equity are met. If these performance targets are met, some of these restricted shares will vest over a five year period. However, some of the restricted shares may vest on a more accelerated basis if certain annual EBITDA performance targets are met.

13. EMPLOYEE BENEFIT PLANS

        The Company sponsors separate defined contribution plans for World Financial Network National Bank ("WFNNB") and ADS Alliance Data Systems, Inc. ("ADSI") that cover qualifying employees based on service and age requirements. The Company makes matching (WFNNB) or discretionary (ADSI) contributions as determined by the Board of Directors.

        The Company maintains a 401(k) profit sharing plan, which covers all eligible employees. In addition, the Company may make a discretionary contribution based on each eligible participant's compensation. Participants are eligible to receive matching contributions from the Company up to the first 3% of the participant's contributions with the potential of an additional match on the second 3% of contributions. This additional match is made annually and at the discretion of the Board of Directors. The Participants in the Plan can direct their contributions and the Company's matching contribution to several investment options, including the Company's common stock. Participant contributions vest immediately and the Company's contributions vest based on the participant's age, years of vesting service and eligible compensation attained as of December 31 of the Plan year. Contributions for the years ended December 31, 1999, 2000 and 2001 were $4.5 million, $5.5 million and $6.9 million respectively.

        In February 2001, the Company adopted an Employee Stock Purchase Plan and reserved 1,500,000 shares of common stock for issuance under the plan. In accordance with Internal Revenue Service regulations, this plan permits eligible employees to authorize payroll deductions of up to $21,250 per year or 100% of their salary, whichever is less, to purchase common stock of the Company at 85% of the fair market value. The fair market value is determined each quarter as the lesser of the closing price on the first trading day of the quarter or the last trading day of the quarter.

14. COMMITMENTS AND CONTINGENCIES

        The Company has entered into certain contractual arrangements that result in a fee being billed to the sponsors upon redemption of AIR MILES reward miles. The Company has obtained revolving letters of credit from certain of these sponsors that expire at various dates. These letters of credit total $59.2 million at December 31, 2001, which exceeds the estimated amount of the obligation to provide travel and other rewards.

        The Company currently has an obligation to fund redemption of AIR MILES reward miles as they are redeemed by collectors. The Company believes that the redemption settlement assets are sufficient to meet that obligation.

        The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance. Future annual minimum rental payments required under noncancellable operating leases, some of which contain renewal options, as of December 31, 2001 are (in thousands):

Year:
2002	$38,611
2003	28,245
2004	21,380
2005	14,683
2006	12,371
Thereafter	22,440

Total	$137,730

        WFNNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFNNB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined) ("total capital ratio", "Tier 1 capital ratio" and "leverage ratio", respectively). Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least six percent, a total capital ratio of at least 10 percent and a leverage ratio of at least five percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least four percent, a total capital ratio of at least eight percent and a leverage ratio of at least four percent, but three percent is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2001, WFNNB's Tier 1 capital ratio was 11.5%, total capital ratio was 11.8% and leverage ratio was 49.3%, and WFNNB was not subject to a capital directive order.

        Holders of credit cards issued by the Company have available lines of credit, which vary by accountholder, that can be used for purchases of merchandise offered for sale by clients of the

Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2001, WFNNB had approximately 36.5 million active accountholders, having an unused line of credit averaging $681 per account.

        The Company has entered into certain long-term arrangements to purchase tickets from its airline and other suppliers. These long-term arrangements allow the Company to make purchases at set prices. At December 31, 2001, the Company had no material minimum purchase commitments with these suppliers.

        Significant Concentration of Credit Risk—The Company's Credit Services segment is active in originating private label credit cards in the United States. The Company reviews each potential customer's credit application and evaluates the applicant's financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Card holders reside throughout the United States and are not significantly concentrated in any one area.

15. FINANCIAL INSTRUMENTS

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit through charge cards, interest rate swaps and futures contracts. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or normal amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

        Fair Value of Financial Instruments—The estimated fair values of the Company's financial instruments were as follows:

	December 31,
	2000		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$116,941	$116,941	$117,535	$117,535
Redemption settlement assets	152,007	152,007	150,330	150,330
Trade receivables	115,727	115,727	88,444	88,444
Credit card receivables and seller's interest, net	137,865	137,865	128,793	128,793
Due from securitizations	133,978	133,978	216,140	216,140
Financial liabilities
Accounts payable	63,570	63,570	82,290	82,290
Debt	436,060	427,125	310,425	310,425
Derivatives	$—	$(5,478)	$(10,930)	$(10,930)

        The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

        Cash and Cash Equivalents—The carrying amount approximates fair value due to the short maturity of the cash investments.

        Trade Receivables—The carrying amount approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates.

        Credit Card Receivables—The carrying amount of credit card receivables approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates.

        Redemption Settlement Assets—Fair value for securities are based on quoted market prices.

        Due From Securitizations—The carrying amount of the securitization spread account approximates its fair value due to the relatively short maturity period and average interest rates which approximate current market rates.

        Accounts Payable—Due to the relatively short maturity periods, the carrying amount approximates the fair value.

        Debt—The fair value was estimated based on the current rates available to the Company for debt with similar remaining maturities.

        Derivatives—The fair value was estimated based on the cost to the Company to terminate the agreements.

16. DERIVATIVES

        The following briefly outlines the terms of borrowing related derivative financial instruments as of December 31, 2001:

Outstanding Notional Amount	Maturity Date	Fixed/variable rate received	Fixed/variable rate paid
Interest rate derivatives
$200,000,000	May 15, 2004	LIBOR	6.720%
Foreign currency derivatives
$40,625,000	July 25, 2003	LIBOR +1.50%	CDOR +1.76%
$47,000,000	July 25, 2005	LIBOR +3.25%	9.265%

        The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of ongoing business operations. Effective January 1, 2001, with the adoption of SFAS No. 133, the Company recognizes all derivatives on the balance sheet at their fair value. The estimated fair value of the derivatives is based primarily on dealer quotations. The Company presently uses derivatives to mitigate cash flow risks with respect to changes in foreign exchange and interest rates. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or as a hedge of a change in fair value (fair value hedge). Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item. Amounts on the balance sheet are recorded as a component of "Other liabilities." Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

        The Company's policy is to minimize its cash flow exposure to adverse changes in interest rates and foreign exchange rates. The Company's objective is to engage in risk management strategies that provide adequate downside protection. The Company does not believe that its derivative financial instruments expose it to more than a nominal amount of credit risk, as the counterparties are established, well-capitalized financial institutions with a major rating agency credit rating of "A" or better. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements.

Foreign Currency Derivatives

        The Company's cash flows are exposed to foreign currency risk primarily from transactions denominated in the Canadian dollar. The Company utilizes two cross-currency swaps to hedge its balance sheet exposure on $87.6 million of U.S. dollar denominated debt payable by its Canadian subsidiary. The cross-currency swaps reduce in proportion to the debt repayment schedule. A cross-currency swap with a notional amount of $40.6 million does not meet the accounting criteria to be designated as a hedge, however fair value adjustments recorded in earnings offset the related transaction gains and losses. The other cross-currency swap hedges interest rate risk by effectively converting variable rate interest paid to fixed rate amounts. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Changes in the fair value of the cross-currency swap designated as a hedging instrument related to the variability of cash flows associated with foreign currency risk is reported in OCI. These amounts are reclassified into earnings in the same period in which the foreign currency transaction gains or losses occur.

Interest Rate Derivatives

        SFAS No. 133, as amended, specifies criteria that must be met in order to apply any of the three forms of hedge accounting. The Company uses derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. The Company has an interest rate swap agreement, which serves to effectively convert the variable rates on debt related to World Financial Network Credit Card Master Trust to fixed rate amounts but which does not qualify for hedge accounting under SFAS No. 133, as amended. Under SFAS No. 133, as amended, derivatives that do not qualify for hedge accounting are marked to market through earnings. The aggregate notional amount of the interest rate swap agreement was $200.0 million at December 31, 2001. The swap term ends mid-2004. Upon adoption of SFAS No. 133, as amended, the Company recorded a transition adjustment to OCI of $4.0 million, net of tax, to recognize the fair value loss that existed at that time. During the year ended December 31, 2001, the Company recognized approximately $13.0 million, before tax, in additional fair value losses related to this agreement. During the year ending December 31, 2002, approximately $1.1 million, net of tax, of losses in OCI related to the interest rate swap are expected to be reclassified into earnings.

        As of December 31, 2001, the Company had $3.2 million of unamortized treasury lock gains recorded in accumulated other comprehensive income. The treasury locks were entered into to mitigate interest rate fluctuations related to a $600 million offering of asset-backed notes that mature in 2002. The treasury lock gains are being amortized over the life on the asset-backed notes. Accordingly, the effective interest rate of the asset-backed notes changed from approximately 7.0% to 6.2%. $4.4 million net of tax was reclassified from a previously recorded deferred income balance.

17. PARENT ONLY FINANCIAL STATEMENTS

	December 31,
Balance Sheets	2000	2001
	(in thousands)
Assets:
Cash and cash equivalents	$7	$—
Investment in subsidiaries	292,472	264,274
Intercompany receivables	271,250	346,659
Other assets	8,935	6,250

Total assets	$572,664	$617,183

Liabilities:
Long-term and subordinated debt	$204,910	$102,000
Other liabilities	5,363	9,455

Total liabilities	210,273	111,455
Stockholders' equity	362,391	505,728

Total liabilities and stockholders' equity	$572,664	$617,183

	Year Ended December 31,
Statements of Income	1999	2000	2001
	(in thousands)
Interest from loans to subsidiaries	$23,962	$24,648	$27,237
Dividends from subsidiaries	40,000	32,000	1,900
Processing and servicing fees	3,553	—	—

Total revenue	67,515	56,648	29,137
Interest expense	25,981	24,296	16,324
Other expense	256	970	151

Total expense	26,237	25,266	16,475

Income before income taxes, equity in undistributed net income and extraordinary item	41,278	31,382	12,662
Income tax expense	720	540	4,475

Income before equity in undistributed net income, and extraordinary item	40,558	30,842	8,187
Extraordinary item, net	—	—	(615)
Equity in undistributed net income	(70,399)	(52,165)	(15,804)

Net income	$(29,841)	$(21,323)	$(8,232)

Note: Alliance Data Systems Corporation accounts for its investments in subsidiaries under the cost method.

	Year Ended December 31,
Statements of Cash Flows	1999	2000	2001
	(in thousands)
Net cash provided by (used in) operating activities	$115,555	$99,338	$(51,060)
Investing activities:
Net cash paid for corporate acquisitions	(169,322)	10,925	5,831
Loans to subsidiaries	—	(93,000)	(10,000)

Net cash used in investing activities	(169,322)	(82,075)	(4,169)

Financing activities:
Borrowings from subsidiaries	41,331	—	—
Issuance of credit facility and subordinated debt	320,624	391,000	249,000
Repayment of credit facility and subordinated debt	(428,854)	(408,405)	(351,910)
Net proceeds from preferred stock	119,400	—	—
Net proceeds from issuances of common stock	377	149	164,283
Purchase of treasury stock	—	—	(6,151)

Net cash provided by (used in) financing activities	52,878	(17,256)	55,222

Increase (decrease) in cash and cash equivalents	(889)	7	(7)
Cash and cash equivalents at beginning of year	889	—	7

Cash and cash equivalents at end of year	$—	$7	$—

18. SEGMENT INFORMATION

        Operating segments are defined by SFAS 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which consists of the Chairman of the Board and Chief Executive Officer, Presidents of the divisions, and Executive Vice Presidents. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

        The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated to the segments based on a percentage of the segment's revenues. Interest expense and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Transaction Services performs servicing activities related to Credit Services. For this, Transaction Services receives a fee equal to its direct costs before corporate overhead allocation plus a margin. The margin is based on current market rates for similar services. Revenues are attributed to geographic areas based on the location of the unit processing the underlying transactions.

Year Ended December 31, 1999	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$381,115	$247,824	$138,310	$(184,167)	$583,082
Depreciation and amortization	28,814	12,060	36,926	—	77,800
Operating profit	13,014	17,743	(28,302)	—	2,455
Year Ended December 31, 2000	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$439,376	$268,183	$178,214	$(207,578)	$678,195
Depreciation and amortization	41,747	1,259	33,138	—	76,144
Operating profit	13,017	24,059	(15,211)	—	21,865
Year Ended December 31, 2001	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$503,178	$289,420	$201,651	$(216,898)	$777,351
Depreciation and amortization	44,716	3,470	26,018	—	74,204
Operating profit	25,351	25,689	3,183	—	54,223

        Information concerning principal geographic areas is as follows:

	United States	Rest of World(1)	Total
	(in thousands)
Revenues
Year Ended December 31, 1999	$467,629	$115,453	$583,082
Year Ended December 31, 2000	518,839	159,356	678,195
Year Ended December 31, 2001	590,709	186,642	777,351
Total assets
December 31, 2000	$937,422	$483,757	$1,421,179
December 31, 2001	1,017,722	459,496	1,477,218

(1)
Primarily Canada.

19. RELATED PARTY TRANSACTIONS

        One of the Company's stockholders, Welsh, Carson, Anderson & Stowe and related affiliates ("WCAS"), provides significant financing to the Company. As of December 31, 2001:

  •
  The Company has outstanding a 10% subordinated note to WCAS, in the principal amount of $30.0 million. Principal on the note is due on October 25, 2005 and interest is payable semi-annually in arrears on each January 1 and July 1. Additionally, the Company issued similar notes to The Limited in the amount of $20.0 million.

  •
  Additionally, the Company has outstanding a 10% subordinated note to WCAS, in the principal amount of $52.0 million. Principal on the note is due in two equal installments on September 15, 2007 and September 15, 2008. Interest is payable semi-annually in arrears on each March 15 and September 15. In conjunction with the issuance of the notes, the Company issued 655,556 shares of common stock.

  •
  Upon consummation of the initial public offering, the Company's series A preferred stock was converted into approximately 11,199,340 shares of common. WCAS was the holder of the preferred stock.

        The Company paid WCAS $1.2 million in 1999 for fees related to acquisitions.

        The other significant stockholder of the Company, The Limited (through its retail affiliates), is a significant customer, representing 17.2% of total revenue. The Limited revenue is derived from all segments but primarily from transaction and credit services. The majority of revenue comes from the Company's cardholders who are customers of The Limited. The Company has entered into credit card processing agreements and a database marketing agreement with several retail affiliates of The Limited. The Company has received database and merchant discount fees directly from The Limited and its retail affiliates of $46.6 million for 1999, $46.7 million for 2000 and $44.9 million for 2001.

20. SUBSEQUENT EVENTS

        In January 2002, the Company acquired Frequency Marketing, Inc. ("FMI"), a small marketing services firm, adding new products for the Company's loyalty and one-to-one marketing offerings in the U.S. The preliminary purchase price allocation, which equals the total purchase price, of $26.2 million resulted in identifiable intangible assets of $14.9 million, which are being amortized over a 2-5 year period, and goodwill of $14.9 million.

        On March 15, 2002, the Company entered into an amendment of its credit agreement to, among other things, permit the Company to obtain a $50.0 million, 364-day, short-term revolving loan facility in addition to the existing $100.0 million revolving loan commitment. Significant changes to the credit agreement covenants include a reduction of the leverage ratio from 4.0 times to 3.0 times and allowance of repayment of subordinated debt.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are presented below. Subsequent to the issuance of the Company's interim financial statements for the three months ended March 31, June 30, and September 30, 2001, it was determined that an economic hedge on debt related to World Financial Network Credit Card Master Trust did not meet the criteria for hedge accounting under the provisions of SFAS No. 133, as amended, which was adopted on January 1, 2001. In its previously issued interim financial statements for 2001, the Company had designated an interest rate swap agreement as a hedge against its cash flow exposures and included the change in fair value of the interest rate swap in OCI. These changes should be included in earnings. As a result, the operating results presented below for the quarters ended March 31, June 30, September 30 and December 31, 2001 have been restated.

	Quarter Ended
	March 31, 2001		June 30, 2001		September 30, 2001		December 31, 2001
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
	(in thousands, except per share amounts)
Revenue	$180,692	$181,180	$182,565	$183,679	$200,152	$201,650	$208,640	$210,843
Operating expenses	170,071	170,071	171,895	171,895	186,058	186,058	195,104	195,104
Other non-operating expense(1)	—	—	—	—	—	—	5,000	5,000
Fair value loss on interest rate derivative		5,431		390		8,813		497
Interest expense	9,635	9,635	8,566	8,566	6,092	6,092	5,803	5,803

Income (loss) before extraordinary item and income taxes	986	(3,957)	2,104	2,828	8,002	687	2,733	4,439
Income tax expense (benefit)	933	(797)	2,002	2,255	7,502	4,942	4,615	5,213

Income (loss) before extraordinary item	53	(3,160)	102	573	500	(4,255)	(1,882)	(774)
Loss from extinguishment of debt (less applicable income taxes of $410)	—	—	(615)	(615)	—	—	—	—

Net income (loss)	$53	$(3,160)	$(513)	$(42)	$500	$(4,255)	$(1,882)	$(774)

Income (loss) per share before extraordinary item—basic and diluted	$(0.04)	$(0.10)	$(0.03)	$(0.02)	$0.01	$(0.06)	$(0.03)	$(0.01)

Net income (loss) per share—basic and diluted	$(0.04)	$(0.10)	$(0.04)	$(0.03)	$0.01	$(0.06)	$(0.03)	$(0.01)

(1)
Relates to the write-off of an investment in a utility services venture made in 2000.

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(in thousands, except per share amounts)
Revenues	$165,547	$166,690	$168,807	$177,152
Operating expenses	161,868	162,239	162,557	169,669
Other non-operating expense(1)	2,476	—	—	—
Interest expense	8,776	9,516	9,949	10,629

Loss before income taxes	(7,573)	(5,065)	(3,699)	(3,146)
Income tax expense	716	479	350	297

Net loss	$(8,289)	$(5,544)	$(4,049)	$(3,443)

Net loss per share—basic and diluted	$(0.21)	$(0.15)	$(0.12)	$(0.11)

(1)
Relates to a non-operating loss on disposal of equity securities.

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Increases	Deductions	Balance at end of period
Allowance for Doubtful Accounts—Trade receivables:
Year Ended December 31, 1999	$3,576	$5,814	$(8,311)	$1,079
Year Ended December 31, 2000	1,079	3,565	(768)	3,876
Year Ended December 31, 2001	3,876	3,735	(6,188)	1,423
Allowance for Doubtful Accounts—Credit Card receivables:
Year Ended December 31, 1999	$4,888	$14,951	$(16,182)	$3,657
Year Ended December 31, 2000	3,657	13,828	(13,828)	3,657
Year Ended December 31, 2001	3,657	18,887	(17,778)	4,766

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
Date: March 29, 2002	By:	/s/ J. MICHAEL PARKS J. Michael Parks Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Signature	Title

/s/ J. MICHAEL PARKS J. Michael Parks	Chairman of the Board, Chief Executive Officer and Director	March 29, 2002
/s/ EDWARD J. HEFFERNAN Edward J. Heffernan	Executive Vice President and Chief Financial Officer	March 29, 2002
/s/ MICHAEL D. KUBIC Michael D. Kubic	Vice President, Corporate Controller, and Chief Accounting Officer	March 29, 2002
/s/ BRUCE K. ANDERSON Bruce K. Anderson	Director	March 29, 2002
/s/ ROGER H. BALLOU Roger H. Ballou	Director	March 29, 2002
/s/ DANIEL P. FINKELMAN Daniel P. Finkelman	Director	March 29, 2002
/s/ ROBERT A. MINICUCCI Robert A. Minicucci	Director	March 29, 2002
/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director	March 29, 2002
/s/ KENNETH R. JENSEN Kenneth R. Jensen	Director	March 29, 2002
/s/ BRUCE A. SOLL Bruce A. Soll	Director	March 29, 2002