Form 10-Q
period 2002-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2002-05-14
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of April 5, 2002, 74,525,730 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

Part I. – Financial Information
Item 1. Financial Statements

	December 31, 2001	March 31, 2002

ASSETS
Cash and cash equivalents	$117,535	$77,287
Due from card associations	46,554	147,939
Trade receivables	88,444	84,568
Credit card receivables and seller’s interest	128,793	119,632
Other current assets	82,177	88,207

Total current assets	463,503	517,633

Redemption settlement assets, restricted	150,330	149,404
Property and equipment, net	112,190	115,710
Other non-current assets	43,058	38,098
Due from securitizations	216,140	182,161
Intangible assets, net	491,997	520,235

Total assets	$1,477,218	$1,523,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$82,290	$86,924
Accrued expenses	73,135	63,393
Merchant settlement obligations	137,711	195,007
Other liabilities	25,268	31,340
Debt, current portion	111,325	88,525

Total current liabilities	429,729	465,189

Other liabilities	13,112	9,420
Deferred revenue	329,549	334,827
Long-term and subordinated debt	199,100	197,900

Total liabilities	971,490	1,007,336

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 73,987 shares as of December 31, 2001, 74,370 shares as of March 31, 2002	740	744

Additional paid-in capital	509,741	516,718
Treasury stock	(6,151)	(6,151)
Retained earnings	8,138	12,597
Accumulated other comprehensive loss	(6,740)	(8,003)

Total stockholders’ equity	505,728	515,905

Total liabilities and stockholders’ equity	$1,477,218	$1,523,241

See accompanying notes to unaudited condensed consolidated financial statements

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2001	2002
	(as restated-see Note 9)
Revenues
Transaction and marketing services	$107,142	$120,960
Redemption revenue	22,343	32,677
Financing charges, net	45,966	51,673
Other income	5,729	5,029

Total revenue	181,180	210,339

Operating expenses
Cost of operations	143,258	164,781
General and administrative	9,333	14,638
Depreciation and other amortization	6,367	9,271
Amortization of purchased intangibles	11,113	6,837

Total operating expenses	170,071	195,527

Operating income	11,109	14,812

Fair value gain (loss) on interest rate derivative	(5,431)	387
Interest expense	9,635	6,294

Income (loss) before income taxes	(3,957)	8,905
Income tax expense (benefit)	(797)	4,446

Net income (loss)	$(3,160)	$4,459

Income (loss) per share—basic	$(0.10)	$0.06
Income (loss) per share—diluted	$(0.10)	$0.06

Weighted average shares—basic	47,614	73,996

Weighted average shares—diluted	47,614	76,607

See accompanying notes to unaudited condensed consolidated financial statements

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three months ended March 31,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activity before change in merchant settlement activity	$18,971	$26,310
Net change in merchant settlement activity	(7,974)	(44,089)
Net cash provided by (used in) operating activities	10,997	(17,779)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(6,164)	926
Net cash paid for corporate acquisition	(18,750)	(26,019)
Purchase of credit card receivables	(76,487)	(93,581)
Proceeds from sale of credit card receivable portfolios	74,258	92,373
Change in seller’s interest	11,914	6,980
Change in due from securitizations	(12,797)	35,148
Capital expenditures	(9,149)	(9,582)
Other investing activities	—	(710)

Net cash provided by (used in) investing activities	(37,175)	5,535
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	171,200	138,200
Repayment of borrowings	(192,986)	(164,088)
Proceeds from issuance of common stock	1,508	4,033

Net cash used in financing activities	(20,278)	(21,855)
Effect of exchange rate changes	(11,729)	(6,149)

Change in cash and cash equivalents	(58,185)	(40,248)
Cash and cash equivalents at beginning of period	116,941	117,535

Cash and cash equivalents at end of period	$58,756	$77,287

Non cash financing activity:
Interest paid	$9,635	$8,926
Income taxes paid	$10,156	$7,165

See accompanying notes to unaudited condensed consolidated financial statements

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report filed on Form 10-K.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent to the issuance of the Company’s interim financial statements for the three months ended March 31, 2001 it was determined that an economic hedge on debt related to World Financial Network Credit Card Master Trust did not meet the criteria for hedge accounting under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended.  Accordingly, the previously reported financial information for the three months ended Month 31, 2001 have been restated.  Such restatement is further discussed in Note 9 to the Company’s financial statements included herein.

2.  OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	Three months ended March 31,
	2001	2002
	(as restated-see Note 9)
	(dollars in thousands)

Net income (loss)	$(3,160)	$4,459
Cumulative effect of change in accounting for derivatives	323	—
Change in fair value of derivatives	—	810
Reclassifications into earnings	2,281	(131)
Unrealized gain (loss) on securities available-for-sale, net	3	(254)
Foreign currency translation adjustments	(11,121)	(1,688)
Total comprehensive income (loss)	$(11,674)	$3,196

3.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common shares, dilutive stock options and other dilutive securities outstanding during the year. However, as the Company generated net losses attributable to common stockholders for the three months ended March 31, 2001 presented below, the weighted average number of common shares including dilutive securities, composed of incremental common shares issuable upon exercise of stock options and warrants and upon conversion of Series A cumulative convertible preferred stock, is not used in determining diluted net income (loss) per share for the period because such shares are anti-dilutive.  Such potentially dilutive common shares were 11.4 million shares, primarily related to the preferred stock, in 2001.  The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended March 31,
	2001	2002
	(as restated-see Note 9)
	(in thousands, except per share amounts)
NUMERATOR
Income (loss) before extraordinary item	$(3,160)	$4,459
Preferred stock dividends	1,800	—

Net Income (loss) attributable to common stockholders	$(4,960)	$4,459

DENOMINATOR
Weighted average shares	47,614	73,996
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and warrants	—	2,611
Net effect of dilutive convertible preferred stock	—	—

Denominator for diluted calculations	47,614	76,607

Income (loss) per share
Basic	$(0.10)	$0.06
Diluted	$(0.10)	$0.06

4.  INTANGIBLE ASSETS, NET

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  The Company has $426.0 million of goodwill that is no longer being amortized.  The Company also is required to complete the first step of the transitional impairment test for goodwill within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the calendar year.  The Company does not expect the results of this assessment to have a material impact on the consolidated financial statements.  Pro forma net income and net income per share for the three months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill, net of tax, and comparable amounts for the three months ended March 31, 2002 are as follows:

	Three months ended March 31,
	2001	2002
	(as restated -see Note 9)
	(in thousands, except per share amounts)

Reported net income (loss)	$(3,160)	$4,459
Add: goodwill amortization, net of tax	3,577	—
Pro forma net income	$417	$4,459

Reported net income (loss) per share:
Basic	$(0.10)	$0.06
Diluted	$(0.10)	$0.06

Pro forma net income per share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06

5.  SEGMENT INFORMATION

The Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Three months ended March 31, 2001
Revenues	$117,463	$74,299	$44,291	$(54,873)	$181,180
Depreciation and amortization	9,972	401	7,107	—	17,480
Operating income (loss)	4,540	8,450	(1,881)	—	11,109

Three months ended March 31, 2002
Revenues	$132,208	$82,071	$54,649	$(58,589)	$210,339
Depreciation and amortization	10,715	1,441	3,952	—	16,108
Operating income	4,703	7,576	2,533	—	14,812

6.  ACQUISITIONS

In January 2002, the Company acquired Frequency Marketing, Inc., a small marketing services firm, adding new products for the Company’s loyalty and one-to-one marketing offerings in the U.S.  The preliminary purchase price allocation, which equals the total purchase price, net of cash received, of $26.0 million resulted in identifiable intangible assets of $12.2 million, which are being amortized over a 2-5 year period, and goodwill of $17.2 million.

7.  RECENT DEVELOPMENTS

On March 15, 2002, the Company further amended its credit agreement to add a short term $50.0 million revolving loan facility, remove a requirement that The Limited maintain ownership of a stated amount of the Company’s common stock, and adjust certain other covenants related to leverage ratios, adjusted consolidated net worth, the interest coverage ratio, and allow for prepayment of certain subordinated debt owed to Limited Commerce Corp. and an affiliate of Welsh, Carson, Anderson & Stowe. The Company uses the credit agreement and free cash flow to support its acquisition strategy.

During April 2002, the Company repaid $50.0 million of its subordinated debt held by WCAS Capital Partners II, L.P., an affiliate of Welsh, Carson, Anderson & Stowe, and Limited Commerce Corp.  As a result, Limited Commerce Corp. does not hold any of the Company’s subordinated debt and an affiliate of Welsh, Carson, Anderson & Stowe holds the remaining $52 million of the Company’s subordinated debt.

8.  RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, which is applicable for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is in the process of determining the impact, if any, of adopting SFAS No. 144.

9.  RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2001, the Company determined that an economic hedge on debt related to World Financial Network Credit Card Master Trust did not meet the criteria for hedge accounting under the provisions of SFAS No. 133, as amended, which was adopted on January 1, 2001.  In its previously issued interim financial statements for 2001, the Company had designated an interest rate swap agreement as a hedge against its cash flow exposures and included the change in fair value of the interest rate swap in other comprehensive income. These changes should have been included in earnings.  Accordingly, the condensed consolidated financial statements for the three months ended March 31, 2001 have been restated.  A summary of the significant effects of the restatement is as follows (items that were not changed were not affected by the restatement).

	For the three months ended March 31, 2001
	As originally reported	As restated
	(in thousands, except per share amounts)

Revenue	$180,692	$181,180
Operating expenses	170,071	170,071
Fair value loss on interest rate derivative	—	5,431
Interest expense	9,635	9,635

Income (loss) before income taxes	986	(3,957)
Income tax expense (benefit)	933	(797)

Net income (loss)	$53	$(3,160)

Net income (loss) per share—basic and diluted	$(0.04)	$(0.10)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented elsewhere in this document.  The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement of our condensed consolidated financial statements for the three months ended March 31, 2001, as discussed in Note 9 to the condensed consolidated financial statements.

Recent Developments

In January 2002,we acquired Frequency Marketing, Inc., a small marketing services firm, adding new products for our loyalty and one-to-one marketing offerings in the U.S.  The preliminary purchase price allocation, which equals the total purchase price, net of cash received, of $26.0 million resulted in identifiable intangible assets of $12.2 million, which are being amortized over a 2-5 year period, and goodwill of $17.2 million.

On March 15, 2002, we further amended our credit agreement to add a short term $50.0 million revolving loan facility, remove a requirement that The Limited maintain ownership of a stated amount of our common stock, and adjust certain other covenants related to leverage ratios, adjusted consolidated net worth, the interest coverage ratio, and allow for prepayment of certain subordinated debt owed to Limited Commerce Corp. and an affiliate of Welsh, Carson, Anderson & Stowe. We use the credit agreement and free cash flow to support our acquisition strategy.

During April 2002, we repaid $50.0 million of our subordinated debt held by WCAS Capital Partners II, L.P., an affiliate of Welsh, Carson, Anderson & Stowe, and Limited Commerce Corp.  As a result, Limited Commerce Corp. does not hold any of our subordinated debt and an affiliate of Welsh, Carson, Anderson & Stowe holds the remaining $52 million of our subordinated debt.

Use of EBITDA and operating EBITDA.  We evaluate operating performance based on several factors of which the primary financial measure is operating income plus depreciation and amortization, or “EBITDA.” EBITDA is presented because it is an integral part of our internal reporting and performance evaluation for senior management. EBITDA eliminates the uneven effect across all segments of considerable amounts of non-cash amortization of purchased intangibles recognized in business combinations accounted for under the purchase method. In addition, we use operating EBITDA to monitor compliance with the financial covenants in our amended credit agreement such as debt-to-operating EBITDA, interest coverage ratios and minimum operating EBITDA .We also use operating EBITDA to measure the performance and liquidity of our reportable segments. EBITDA and operating EBITDA are not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. The EBITDA and operating EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2002

	Three months ended March 31,
	Revenue		EBITDA		Operating income (loss )
	2001	2002	2001	2002	2001	2002
	(amounts in thousands)
Transaction Services	$117,463	$132,208	$14,512	$15,418	$4,540	$4,703
Credit Services	74,299	82,071	8,851	9,016	8,450	7,576
Marketing Services	44,291	54,649	5,226	6,486	(1,881)	2,533
Other/Eliminations	(54,873)	(58,589)	—	—	—	—

Total	$181,180	$210,339	$28,589	$30,920	$11,109	$14,812

	Three months ended March 31,
	Percentage of revenue		EBITDA margin		Operating margin
	2001	2002	2001	2002	2001	2002

Transaction Services	64.8%	62.9%	12.4%	11.7%	3.9%	3.6%
Credit Services	41.0	39.0	11.9	11.0	11.4	9.2
Marketing Services	24.5	26.0	11.8	11.9	(4.2)	4.6
Other/Eliminations	(30.3)	(27.9)	—	—	—	—

Total	100.0%	100.0%	15.8%	14.7%	6.1%	7.0%

Revenue.   Total revenue increased $29.1 million, or 16.1%, to $210.3 million for the three months ended March 31, 2002 from $181.2 million for the comparable period in 2001. The increase was principally due to a 12.6% increase in Transaction Services revenue, a 10.5% increase in Credit Services revenue and a 23.4% increase in Marketing Services revenue as follows:

•

Transaction Services.  Transaction Services revenue increased $14.7 million, or 12.6%, due primarily to an increase in the number of statements generated in both Issuer Services and Utility Services and a related increase in revenue per statement.  Utility Services revenue increased due to increased statement volume related to Georgia Natural Gas and Puget Sound Energy contracts.  Merchant Services continued to grow at a lesser rate than other services and as such is decreasing as a percentage of this segment’s revenue.

•

Credit Services.  Credit Services revenue increased $7.8 million, or 10.5%, primarily due to increases in finance charges, net during the three months ended March 31, 2002 over the comparable period in 2001. Merchant fees increased by $1.3 million as a result of a 20.2% increase in private label credit sales. Finance charges, net increased $4.5 million during the three months ended March 31, 2002 from the comparable period in 2001.  The increase is largely attributable to lower cost of funds due to the $900.0 million, three year term, asset backed securitization completed in August 2001.  Partially offsetting the lower cost of funds, net charge-off rates increased by approximately 50 basis points during the three months ended March 31, 2002 from the comparable period in 2001.

•

Marketing Services.  Marketing Services revenue increased $10.4 million, or 23.4%, primarily due to an increase in reward revenue related to a 60.6% increase in the redemption of AIR MILES® Reward miles.  Additionally, services revenue increased 11.9% as a result of the recognition of deferred revenue balances accumulated in connection with the original issuance of AIR MILES Reward miles. Our deferred revenue balance increased 1.6% to $334.8 million at March 31, 2002 from the balance at December 31, 2001

Operating Expenses.  Total operating expenses, excluding depreciation and amortization, increased $26.8 million, or 17.6%, to $179.4 million during the three months ended March 31, 2002 from $152.6 million during the comparable period in 2001. Total EBITDA margin decreased to 14.7% for the three months ended March 31, 2002 from 15.8% for the comparable period in 2001. The decrease in EBITDA margin is due to margin decreases in Transaction Services and Credit Services, partially offset by an increase in the Marketing Services margin.

•

Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $13.8 million, or 13.4%, to $116.8 million for the three months ended March 31, 2002 from $103.0 million for the comparable period in 2001, and EBITDA margin decreased to 11.7% for the three months ended March 31, 2002 from 12.4% during the comparable period in 2001. The EBITDA margin decrease is primarily related to the de-conversion of a client.

•

Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $7.6 million, or 11.6%, to $73.1 million for the three months ended March 31, 2002 from $65.4 million for the comparable period in 2001, and EBITDA margin decreased to 11.0% for the three months ended March 31, 2002 from 11.9% during the comparable period in 2001. The decrease in EBITDA margin is the result of the allocated portion of the increase in non-cash compensation expense.

•

Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $9.1 million, or 23.3%, to $48.2 million for the three months ended March 31, 2002 from $39.1 million for the comparable period in 2001, and EBITDA margin was relatively constant as compared to the prior year.

•

Depreciation and Amortization.  Depreciation and amortization decreased $1.4 million, or 8.0%, to $16.1 million for the three months ended March 31, 2002 from $17.5 million for the comparable period in 2001 due primarily to a $4.3 million decrease in the amortization of purchased intangibles relating to the implementation of SFAS No. 142, offset by an increase in depreciation and other amortization of $2.9 million.

Operating Income.  Operating income increased $3.7 million, or 33.3%, to $14.8 million for the three months ended March 31, 2002 from $11.1 million during the comparable period in 2001. Operating income increased primarily from revenue gains and a decrease in depreciation and amortization.

Interest Expense.  Interest expense decreased $3.3 million, or 34.4%, to $6.3 million for the three months ended March 31, 2002 from $9.6 million for the comparable period in 2001 due to a decrease in average debt outstanding.

Taxes.  Income tax expense increased $5.2 million to $4.4 million for the three months ended March 31, 2002 from a $0.8 million benefit in 2001 due to an increase in taxable income.  Our effective rate for the three months ended March 31, 2002 was approximately 50%.

Transactions with The Limited.  Revenue from The Limited and its affiliates, which includes merchant and database marketing fees, decreased $348,000, or 3.6%, to $9.2 million for the three months ended March 31, 2002 from $9.6 million for the comparable period in 2001, partially as a result of the sale of Lane Bryant by The Limited.  Excluding the effect of the Lane Bryant sale, there would have been an increase of  $0.6 million.  We generate a significant amount of additional revenue (financing charges, net) from our cardholders who are customers of The Limited and its affiliates.

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

The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2001	% of total	March 31, 2002	% of total
	(dollars in thousands)
Receivables outstanding	$2,451,006	100.0%	$2,324,443	100.0%
Loan balances contractually delinquent:
31 to 60 days	59,657	2.4	50,848	2.2
61 to 90 days	34,370	1.4	32,860	1.4
91 or more days	64,175	2.6	63,725	2.7

Total	$158,202	6.4%	$147,433	6.3%

Net Charge-Offs.  Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees. The following table presents our net charge-offs for the periods indicated on a securitized basis. Average credit card portfolio outstanding represents the average balance of the securitized receivables at the beginning of each month for the period indicated.

	Three months ended March 31,
	2001	2002
	(dollars in thousands)
Average credit card portfolio outstanding	$2,197,008	$2,355,736
Net charge-offs	43,708	43,483
Net charge-offs as a percentage of average loans outstanding (annualized)	8.0%	7.4%

We believe, consistent with our statistical models and other credit analyses, that our securitized net charge-off ratio will continue to fluctuate but generally rise.

Liquidity and Capital Resources

Operating Activities.

	Three months ended March 31,
	2001	2002
	(dollars in thousands)
Cash provided by operating activity before change in merchant settlement activity	$18,971	$26,310
Net change in merchant settlement activity	(7,974)	(44,089)
Cash provided (utilized) by operations	$10,997	$(17,779)

We generated cash flow from operating activities before change in merchant settlement activity of $26.3 million for the three months ended March 31, 2002 compared to $19.0 million for the comparable period in 2001.   The increase in operating cash flows before change in merchant settlement activity is related to improved operating results for the three months ended March 31, 2002, partially offset by working capital movements.  Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends.  At December 31, 2001, we carried more days of merchant settlement float than at March 31, 2002.  We utilize our operating cash flow for ongoing business operations, acquisitions and capital expenditures

Investing Activities.  We generated cash flow from investing activities of $5.5 million for the three months ended March 31, 2002 compared to the utilization of $37.2 million for the comparable period in 2001. Significant components of investing activities are as follows:

•

Acquisitions. Net cash outlays, net of cash received, for acquisitions for the three months ended March 31, 2002 were $26.0 million compared to $18.8 million in the comparable period in 2001.  The outlay for acquisitions in 2002 relates to the January 2002 purchase of Frequency Marketing, Inc.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of March 31, 2002, we had over $2.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancements are principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. Each year during the period from November to January, we are required to maintain a credit enhancement level of 6% as compared to 4% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

Financing Activities.  Net cash used in financing activities was $21.9 million for the three months ended March 31, 2002 compared to $20.3 million for the comparable period in 2001. Our financing activities relate primarily to funding working capital requirements and the securitization program.

Liquidity Sources.  We have four main sources of liquidity: securitization program, certificates of deposit, credit facility and issuances of equity.

Securitization Program.    As of March 31, 2002, we had over $2.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, we are required to maintain a credit enhancement level of 6% as compared to 4% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization requirements. World Financial Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.8% to 7.5%. As of March 31, 2002, we had $96.8 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility.    At March 31, 2002, we had $87.6 million outstanding under our credit facility, consisting of $87.6 million of term loans and no outstanding borrowings under our $100.0 million revolving loan commitment. The term loans mature in installments through July 2005 and the revolving loan commitment matures in July 2003.  Our credit facility allows us to borrow up to three times our operating EBITDA. Our borrowing capacity at March 31, 2002 was approximately $512.8 million. With total outstanding borrowings as of March 31, 2002 consisting of credit facility, certificates of deposit, and subordinated debt of $286.4 million, we had additional borrowing capacity of $226.4 million. In addition, we had $77.3 million of cash and cash equivalents as of March 31, 2002. We utilize the credit facility and free cash flow to support our acquisition strategy.  During April 2002, we repaid $50.0 million of our subordinated debt that was held by an affiliate of Welsh, Carson, Anderson & Stowe and Limited Commerce Corp.  As a result, Limited Commerce Corp. does not hold any of our subordinated debt and an affiliate of Welsh, Carson, Anderson & Stowe holds the remaining $52 million of our subordinated debt.

We believe that our current level of cash and financing capacity, along with future cash flows from operations, will provide sufficient liquidity to meet the needs of our existing businesses for the foreseeable future. However, we may from time to time seek longer-term financing to support additional cash needs, reduce short-term borrowings or raise funds for acquisitions.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends ARB No. 51 “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 furthermore resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. We do not anticipate that the adoption of SFAS No. 144 will have a material effect on our financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk Management

Market Risk

There has been no material change from our annual report on Form 10-K related to the Company’s exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management.  When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our 2001 Annual Report on Form10-K.

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

On November 16, 2000, in the United States District Court, Southern District of Florida, Miami Division, a group of World Financial Bank cardholders filed a putative class action complaint against World Financial Bank.  The plaintiffs, individually and on behalf of all others similarly situated, commenced the action alleging that World Financial Bank engaged in a systematic program of false, misleading, and deceptive practices to improperly bill and collect consumer debts from thousands of cardholders.  The suit stems from World Financial Bank’s alleged practices involved in calculating finance charges and in crediting cardholder payments on the next business day if received after 6:30 a.m.  The plaintiffs contend that such practices are deceptive and result in the imposition of excessive finance charges and other penalties to cardholders.  The plaintiffs allege that World Financial Bank, through such practices, has violated the federal Fair Credit Billing Act, the federal Truth-In-Lending Act and breached cardholder contracts.  The plaintiffs have not specified an amount of damages, but have requested, individually and on behalf of a putative class, monetary and punitive damages for the alleged stated claims and permanent injunctions for alleged statutory violations.  The complaint was subsequently amended to include our subsidiary, ADS Alliance Data Systems, Inc., as a defendant.  We believe these allegations are without merit and intend to defend this matter vigorously.  We have entered into the discovery phase of the litigation.

Item 2. Changes in Securities and Use of Proceeds.
             None

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

	3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant.(Incorporated by reference to Exhibit 3.4 of the Company’s 2001 Annual Report on Form 10-K)

*	10.1	Alliance Data Systems Corporation 2002 Incentive Compensation Plan

*  Filed herewith

(b)     Reports on Form 8-K:

On January 18, 2002, the Company filed with the SEC a Current Report on Form 8-K, dated January 17, 2002.  The Current Report on Form 8-K relates to the posting of information on the Company website pursuant to Regulation FD, and such information shall not be deemed filed for purposes of the Securities and Exchange Act of 1934, as amended, nor is it to be incorporated by reference into any other filing by the Company.

On January 31, 2002, the Company filed with the SEC a Current Report on Form 8-K, dated January 30, 2002.   The Current Report on Form 8-K relates to the Company’s earnings for the fourth quarter of 2001and for the year ended December 31, 2001.

On April 2, 2002, the Company filed with the SEC a Current Report on Form 8-K, dated April 1, 2002.  The Current Report on Form 8-K relates to the Company’s upward adjustment to final revenue and EBITDA results for the year ended December 31, 2001.

On April l8, 2002, the Company filed with the SEC a Current Report on Form 8-K, dated April 17, 2002.  The Current Report on Form 8-K relates to the Company’s earnings for the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

Date: May 14, 2002	By:	/s/ Edward J. Heffernan
Edward J. Heffernan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2002	By:	/s/ Michael D. Kubic
Michael D. Kubic
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623

3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623

3.3

First Amendment to the Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant.(Incorporated by reference to Exhibit 3.4 of the Company’s 2001 Annual Report on Form 10-K

4	Specimen Certificate for shares of Common Stock of the Registrant. (Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-94623

* 10.1	Alliance Data Systems Corporation 2002 Incentive Compensation Plan

*  Filed herewith