Form 10-Q
period 2002-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2002-08-09
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

As of July 31, 2002, 74,742,149 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

Part I:	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002

Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 (restated) and 2002 and for the six months ended June 30, 2001 (restated) and 2002

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2002

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

SIGNATURES

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

Part I. - Financial Information

Item 1. Financial Statements

	December 31, 2001	June 30, 2002

ASSETS
Cash and cash equivalents	$117,535	$80,995
Due from card associations	46,554	118,868
Trade receivables, net	88,444	86,816
Credit card receivables and seller’s interest, net	128,793	131,354
Other current assets	82,177	89,827

Total current assets	463,503	507,860

Redemption settlement assets, restricted	150,330	162,411
Property and equipment, net	112,190	116,758
Other non-current assets	43,058	43,270
Due from securitizations	216,140	177,640
Intangible assets, net	491,997	514,259

Total assets	$1,477,218	$1,522,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$82,290	$84,215
Accrued expenses	73,135	61,755
Merchant settlement obligations	137,711	154,638
Other liabilities	25,268	32,568
Debt, current portion	111,325	153,826

Total current liabilities	429,729	487,002

Other liabilities	13,112	17,495
Deferred revenue	329,549	350,859
Long-term and subordinated debt	199,100	145,800

Total liabilities	971,490	1,001,156

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 73,987 shares as of December 31, 2001, 74,692 shares as of June 30, 2002	740	747
Additional paid-in capital	509,741	519,151
Treasury stock	(6,151)	(6,151)
Retained earnings	8,138	15,990
Accumulated other comprehensive loss	(6,740)	(8,695)

Total stockholders’ equity	505,728	521,042

Total liabilities and stockholders’ equity	$1,477,218	$1,522,198

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2002	2001	2002
	(as restated- see Note 9)		(as restated- see Note 9)
Revenues
Transaction and marketing services	$119,061	$126,518	$226,204	$247,477
Redemption revenue	28,336	32,442	50,679	65,119
Financing charges, net	34,700	43,376	80,666	95,049
Other income	1,582	3,205	7,310	8,235
Total revenue	183,679	205,541	364,859	415,880

Operating expenses
Cost of operations	145,801	160,695	289,059	325,476
General and administrative	8,287	10,260	17,620	24,898
Depreciation and other amortization	7,015	9,895	13,382	19,166
Amortization of purchased intangibles	10,792	6,558	21,905	13,395
Total operating expenses	171,895	187,408	341,966	382,935

Operating income	11,784	18,133	22,893	32,945

Fair value loss on interest rate derivative	(390)	(5,647)	(5,821)	(5,260)
Interest expense	8,566	5,000	18,201	11,294

Income (loss) before extraordinary item and income taxes	2,828	7,486	(1,129)	16,391
Income tax expense	2,255	3,552	1,458	7,998

Income (loss) before extraordinary items	573	3,934	(2,587)	8,393
Extraordinary items, net of tax	(615)	(542)	(615)	(542)

Net income (loss)	$(42)	$3,392	$(3,202)	$7,851

Income (loss) per share before extraordinary items—basic and diluted	$(0.02)	$0.05	$(0.12)	$0.11

Net income (loss) per share—basic	$(0.03)	$0.05	$(0.13)	$0.11
Net income (loss) per share—diluted	$(0.03)	$0.04	$(0.13)	$0.10

Weighted average shares—basic	52,892	74,045	50,252	74,040
Weighted average shares—diluted	52,892	76,827	50,252	76,690

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six months ended June 30,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activity before change in merchant settlement activity	$15,531	$43,188
Net change in merchant settlement activity	11,148	(55,386)
Net cash provided by (used in) operating activities	26,679	(12,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(5,758)	(12,082)
Net cash paid for corporate acquisitions	(18,750)	(26,019)
Change in seller’s interest	75,107	(4,155)
Change in due from securitizations	(64,811)	39,669
Capital expenditures	(15,867)	(20,665)
Other investing activities	—	(723)
Net cash used in investing activities	(30,079)	(23,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	176,200	311,100
Repayment of borrowings	(337,510)	(323,788)
Proceeds from issuance of common stock	161,917	6,469
Net cash provided by (used in) financing activities	607	(6,219)

Effect of exchange rate changes	(5,810)	5,852

Change in cash and cash equivalents	(8,603)	(36,540)
Cash and cash equivalents at beginning of period	116,941	117,535

Cash and cash equivalents at end of period	$108,338	$80,995

Supplemental cash flow disclosures:
Interest paid	$18,611	$13,776
Income taxes paid	$14,019	$13,372

See accompanying notes to unaudited condensed consolidated financial statements.

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

Subsequent to the issuance of the Company’s interim financial statements for the three months ended June 30, 2001 and for the six months ended June 30, 2001 it was determined that an economic hedge on debt related to World Financial Network Credit Card Master Trust did not meet the criteria for hedge accounting under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended.  Accordingly, the previously reported financial information for the three months ended June 30, 2001 and for the six months ended June 30, 2001 have been restated.  Such restatement is further discussed in Note 9 to the Company’s financial statements included herein.

2. OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss), net of tax effect are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(as restated- see Note 9)		(as restated- see Note 9)
	(dollars in thousands)

Net income (loss)	$(42)	$3,392	$(3,202)	$7,851
Cumulative effect of change in accounting for derivatives	—	—	323	—
Change in fair value of derivatives	—	(1,825)	—	(1,015)
Reclassifications into earnings	2,775	1,427	5,056	1,296
Unrealized gain (loss) on securities available-for-sale	(1,503)	468	(1,500)	214
Foreign currency translation adjustments	6,507	(762)	(4,614)	(2,450)
Total comprehensive income (loss)	$7,737	$2,700	$(3,937)	$5,896

Reclassifications into earnings arise from interest rate swaps, a foreign currency hedge, and amortization of amounts recorded in connection with the adoption of SFAS No. 133.

3. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common shares, dilutive stock options and other dilutive securities outstanding during the year. However, as the Company generated net losses attributable to common stockholders for the three months ended June 30, 2001 and the six months ended June 30, 2001 presented below, the weighted average number of common shares including dilutive securities, composed of incremental common shares issuable upon exercise of stock options and warrants and upon conversion of Series A cumulative convertible preferred stock, is not used in determining diluted net income (loss) per share for the period because such shares are anti-dilutive.  Such potentially dilutive common shares were 9.2 million shares and 10.3 million shares, primarily related to the preferred stock, for the three and six months ended June 30, 2001, respectively.  The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(as restated- see Note 9)		(as restated- see Note 9)
	(in thousands, except per share amounts)
NUMERATOR
Income (loss) before extraordinary item	$573	$3,934	$(2,587)	$8,393
Preferred stock dividends	(1,440)	—	(3,240)	—

Income (loss) before extraordinary item attributable to common stockholders	(867)	3,934	(5,827)	8,393
Extraordinary item, net of tax	(615)	(542)	(615)	(542)

Net income (loss) attributable to common stockholders	$(1,482)	$3,392	$(6,442)	$7,851

DENOMINATOR
Weighted average shares	52,892	74,045	50,252	74,040
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and warrants	—	2,782	—	2,650

Denominator for diluted calculations	52,892	76,827	50,252	76,690

Income (loss) per share before extraordinary item
Basic	$(0.02)	$0.05	$(0.12)	$0.11
Diluted	$(0.02)	$0.05	$(0.12)	$0.11

Net income (loss) per share
Basic	$(0.03)	$0.05	$(0.13)	$0.11
Diluted	$(0.03)	$0.04	$(0.13)	$0.10

4. INTANGIBLE ASSETS, NET

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  The Company has $426.0 million of goodwill that is no longer being amortized.  The Company has completed its transitional impairment test for goodwill and has determined that no impairment exists.  Pro forma net income and net income per share for the three months ended June 30, 2001 and for the six months ended June 30, 2001, adjusted to eliminate historical amortization of goodwill, net of tax, and comparable amounts for the three months ended June 30, 2002 and for the six months ended June 30, 2002 are as follows (the weighted average diluted shares for the three and six months ended June 30, 2001 are 62.3 million and 60.7 million, respectively):

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(as restated- see Note 9)		(as restated- see Note 9)
	(in thousands, except per share amounts )		(in thousands, except per share amounts)

Reported net income (loss)	$(42)	$3,392	$(3,202)	$7,851
Add: goodwill amortization, net of tax	3,642	—	7,219	—
Pro forma net income	$3,600	$3,392	$4,017	$7,851

Reported net income (loss) per share:
Basic	$(0.03)	$0.05	$(0.13)	$0.11
Diluted	$(0.03)	$0.04	$(0.13)	$0.10

Pro forma net income per share:
Basic	$0.07	$0.05	$0.08	$0.11
Diluted	$0.06	$0.04	$0.07	$0.10

5. SEGMENT INFORMATION

Consistent with prior periods, the Company continues to classify its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total

	(in thousands)
Three months ended June 30, 2001
Revenues	$117,225	$65,246	$52,215	$(51,007)	$183,679
Depreciation and amortization	10,780	538	6,489	—	17,807
Operating income	6,514	3,105	2,165	—	11,784

Three months ended June 30, 2002
Revenues	$129,920	$77,287	$58,075	$(59,741)	$205,541
Depreciation and amortization	11,095	1,737	3,621	—	16,453
Operating income	9,152	2,547	6,434	—	18,133

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total

	(in thousands)
Six months ended June 30, 2001
Revenues	$234,688	$139,544	$96,506	$(105,879)	$364,859
Depreciation and amortization	20,752	940	13,595	—	35,287
Operating income	11,055	11,555	283	—	22,893

Six months ended June 30, 2002
Revenues	$262,128	$159,358	$112,724	$(118,330)	$415,880
Depreciation and amortization	21,811	3,177	7,573	—	32,561
Operating income	13,856	10,122	8,967	—	32,945

6. ACQUISITION

In January 2002, the Company acquired Frequency Marketing, Inc., a small marketing services firm, adding new products for the Company’s loyalty and one-to-one marketing offerings in the U.S.  The preliminary purchase price allocation, which equals the total purchase price of $26.0 million resulted in identifiable intangible assets of $12.2 million, which are being amortized over a 2-5 year period, and goodwill of $17.2 million, and net liabilities of $3.4 million.

7. RECENT DEVELOPMENTS

On March 15, 2002, the Company reached agreement with its bankers to amend its credit agreement to add a short term $50.0 million revolving loan facility, remove a requirement that Limited Brands, Inc. maintain ownership of a stated amount of the Company’s common stock, and adjust certain other covenants related to leverage ratios, adjusted consolidated net worth, the interest coverage ratio, and allow for prepayment of certain subordinated debt owed to Limited Commerce Corp. and an affiliate of Welsh, Carson, Anderson & Stowe. The Company uses the credit agreement and free cash flow to support its working capital needs as well as potential acquisitions.  The final agreement was signed on May 22, 2002.

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

8. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145 “Rescission of  FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is applicable for financial statements issued for fiscal years beginning after December 15, 2002.  This omnibus statement (1) eliminates the automatic classification of debt extinguishment as extraordinary, (2) requires certain lease modification be accounted for in the same manner as sale-leaseback transactions and (3) provides for other corrections to the technical literature that are not substantive.  The Company is in the process of determining the impact of adopting SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is applicable for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  This statement nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred.  The Company is in the process of determining the impact, if any, of adopting SFAS No. 146.

9. RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months and six months ended June 30, 2001, the Company determined that an economic hedge on debt related to World Financial Network Credit Card Master Trust did not meet the criteria for hedge accounting under the provisions of SFAS No. 133, as amended, which was adopted on January 1, 2001.  In its previously issued interim financial statements for 2001, the Company had designated an interest rate swap agreement as a hedge against its cash flow exposures and included the change in fair value of the interest rate swap in other comprehensive income. These changes should have been included in earnings.  Accordingly, the condensed consolidated financial statements for the three months ended June 30, 2001 and the six months ended June 30, 2001 have been restated.  A summary of the significant effects of the restatement is as follows (items that were not changed were not affected by the restatement).

	For the three months ended June 30, 2001		For the six months ended June 30, 2001
	As originally reported	As restated	As originally reported	As restated
	(in thousands, except per share amounts)

Revenue	$182,565	$183,679	$363,257	$364,859
Operating expenses	171,895	171,895	341,966	341,966
Fair value loss on interest rate derivative	—	(390)	—	(5,821)
Interest expense	8,566	8,566	18,201	18,201

Income (loss) before extraordinary item and income taxes	2,104	2,828	3,090	(1,129)
Income tax expense	2,002	2,255	2,935	1,458

Income (loss) before extraordinary item	102	573	155	(2,587)
Extraordinary item, net of tax	(615)	(615)	(615)	(615)

Net loss	$(513)	$(42)	$(460)	$(3,202)

Loss per share before extraordinary item-basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.12)

Net loss per share-basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.13)

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented elsewhere in this document.  The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement of our condensed consolidated financial statements for the three months ended June 30, 2001 and for the six months ended June 30, 2001, as discussed in Note 9 to the condensed consolidated financial statements.

Recent Developments

In January 2002,we acquired Frequency Marketing, Inc., a small marketing services firm, adding new products for our loyalty and one-to-one marketing offerings in the U.S.  The preliminary purchase price allocation, which equals the total purchase price of $26.0 million resulted in identifiable intangible assets of $12.2 million, which are being amortized over a 2-5 year period, goodwill of $17.2 million, and net liabilities of $3.4 million.

On March 15, 2002, we reached agreement with our bankers to amend our credit agreement to add a short term $50.0 million revolving loan facility, remove a requirement that The Limited maintain ownership of a stated amount of our common stock, and adjust certain other covenants related to leverage ratios, adjusted consolidated net worth, the interest coverage ratio, and allow for prepayment of certain subordinated debt owed to Limited Commerce Corp. and an affiliate of Welsh, Carson, Anderson & Stowe. We use the credit agreement and free cash flow to support our working capital needs as well as potential acquisitions.  The final agreement was signed on May 22, 2002.

During April 2002, we repaid $50.0 million of our subordinated debt held by WCAS Capital Partners II, L.P., an affiliate of Welsh, Carson, Anderson & Stowe, and Limited Commerce Corp.  As a result, Limited Commerce Corp. does not hold any of our subordinated debt and an affiliate of Welsh, Carson, Anderson & Stowe holds the remaining $52 million of our subordinated debt.

Use of EBITDA.  We evaluate operating performance based on several factors of which the primary financial measure is operating income plus depreciation and amortization, or “EBITDA.” EBITDA is presented because it is an integral part of our internal reporting and performance evaluation for senior management. EBITDA eliminates the uneven effect across all segments of considerable amounts of non-cash amortization of purchased intangibles recognized in business combinations accounted for under the purchase method. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. The EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

Results of Operations

Three months ended June 30, 2001 compared to the three months ended June 30, 2002

	Three months ended June 30,
	Revenue		EBITDA		Operating income
	2001	2002	2001	2002	2001	2002
	(amounts in thousands)
Transaction Services	$117,225	$129,920	$17,294	$20,247	$6,514	$9,152
Credit Services	65,246	77,287	3,643	4,284	3,105	2,547
Marketing Services	52,215	58,075	8,654	10,055	2,165	6,434
Other/Eliminations	(51,007)	(59,741)	—	—	—	—

Total	$183,679	$205,541	$29,591	$34,586	$11,784	$18,133

	Three months ended June 30,
	Percentage of revenue		EBITDA margin		Operating margin
	2001	2002	2001	2002	2001	2002

Transaction Services	63.8%	63.2%	14.8%	15.6%	5.6%	7.0%
Credit Services	35.5	37.6	5.6	5.5	4.8	3.3
Marketing Services	28.4	28.3	16.6	17.3	4.1	11.1
Other/Eliminations	(27.7)	(29.1)	—	—	—	—

Total	100.0%	100.0%	16.1%	16.8%	6.4%	8.8%

Revenue.   Total revenue increased $21.8 million, or 11.9%, to $205.5 million for the three months ended June 30, 2002 from $183.7 million for the comparable period in 2001. The increase was due to a 10.8% increase in Transaction Services revenue, a 18.5% increase in Credit Services revenue and a 11.2% increase in Marketing Services revenue as follows:

•                               Transaction Services.  Transaction Services revenue increased $12.7 million, or 10.8%, due primarily to an increase in revenue per statement associated with Utility and Private Label clients, offset in part by the loss of certain low margin Transaction business.

•                               Credit Services.  Credit Services revenue increased $12.0 million, or 18.5%, primarily due to increases in finance charges, net, merchant fees increased and higher private label credit sales during the three months ended June 30, 2002. Finance charges, net increased $8.9 million primarily as a result of an 11.2% increase in core accounts receivables and lower financing costs.

•                               Marketing Services.  Marketing Services revenue increased $5.9 million, or 11.2%, primarily due to an increase in reward revenue related to a 14.2% increase in the redemption of AIR MILES® Reward miles and an increase in the accretion of deferred services revenue.  Our deferred revenue balance increased 6.5% to $350.9 million at June 30, 2002 from the balance at December 31, 2001 primarily related to the 11.9% increase in AIR MILES Reward miles issued during the three months ended June 30, 2002.

Operating Expenses.  Total operating expenses, excluding depreciation and amortization, increased $16.9 million, or 10.9%, to $171.0 million during the three months ended June 30, 2002 from $154.1 million during the comparable period in 2001. Total EBITDA margin increased to 16.8% for the three months ended June 30, 2002 from 16.1% for the comparable period in 2001.

•                               Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $9.8 million, or 9.8%, to $109.7 million for the three months ended June 30, 2002 from $99.9 million for the comparable period in 2001, and EBITDA margin increased to 15.6% for the three months ended June 30, 2002 from 14.8% during the comparable period in 2001. The EBITDA margin improved primarily due to the increasing scale now benefiting our Utility services.

•                               Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $11.4 million, or 18.5%, to $73.0 million for the three months ended June 30, 2002 from $61.6 million for the comparable period in 2001, and while EBITDA increased 17.6%, the margin of 5.5% was flat to last year’s comparable period as improvements in borrowing costs and net charge-offs were partially offset by a lower collected yield.

•                               Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $4.4 million, or 10.1%, to $48.0 million for the three months ended June 30, 2002 from $43.6 million for the comparable period in 2001, and EBITDA margin increased to 17.3% for the three months ended June 30, 2002 from 16.6% for the comparable period in 2001.  The increase in EBITDA margin is being driven by the AIR MILES Reward miles program from the benefits of increased scale, as the program issued over 500 million AIR MILES Reward miles in the three months ended June 30, 2002.

•                               Depreciation and Amortization.  Depreciation and amortization decreased $1.3 million, or 7.3%, to $16.5 million for the three months ended June 30, 2002 from $17.8 million for the comparable period in 2001 due primarily to a $4.3 million decrease in the amortization of goodwill relating to the implementation of SFAS No. 142, offset by an increase in depreciation and other amortization of $2.9 million from capital spending and assets acquired from acquisitions and contracts.

Operating Income.  Operating income increased $6.3 million, or 53.4%, to $18.1 million for the three months ended June 30, 2002 from $11.8 million during the comparable period in 2001. Operating income increased due to the combination of growth in the business and adoption of SFAS No. 142, offset in part by higher depreciation and other amortization.

Interest Expense.  Interest expense decreased $3.6 million, or 41.9%, to $5.0 million for the three months ended June 30, 2002 from $8.6 million for the comparable period in 2001 due to a decrease in average debt outstanding, lower interest rates and reduced debt issuance amortization expense.

Taxes.  Income tax expense increased $1.3 million to $3.6 million for the three months ended June 30, 2002 from $2.3 million in 2001 due to an increase in taxable income, offset by a decrease in our effective tax rate.  Our tax rate on taxable income of approximately 38% results in an effective book tax rate of approximately 47% due to the impact of non-deductible amortization expense.

Extraordinary Items.  During the three months ended June 30, 2002, we repaid $50.0 million of our subordinated debt resulting in a $0.5 million, net of tax, charge.  During the three months ended June 30, 2001, we repaid our outstanding term loan as part of our initial public offering, resulting in a $0.6 million, net of tax, charge.

Transactions with Limited Brands.  Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees remained constant at  $10.8 million for both the three months ended June 30, 2002 and for the comparable period in 2001, partially as a result of the sale of Lane Bryant by Limited Brands.  Excluding the effect of the Lane Bryant sale, there would have been an increase of  $0.8 million.  We generate a significant amount of additional revenue (financing charges, net) from our cardholders who are customers of Limited Brands and its affiliates.

Six months ended June 30, 2001 compared to the six months ended June 30, 2002

	Six months ended June 30,
	Revenue		EBITDA		Operating income
	2001	2002	2001	2002	2001	2002
	(amounts in thousands)
Transaction Services	$234,688	$262,128	$31,807	$35,667	$11,055	$13,856
Credit Services	139,544	159,358	12,495	13,299	11,555	10,122
Marketing Services	96,506	112,724	13,878	16,540	283	8,967
Other/Eliminations	(105,879)	(118,330)	—	—	—	—

Total	$364,859	$415,880	$58,180	$65,506	$22,893	$32,945

	Six months ended June 30,
	Percentage of revenue		EBITDA margin		Operating margin
	2001	2002	2001	2002	2001	2002

Transaction Services	64.3%	63.0%	13.6%	13.6%	4.7%	5.3%
Credit Services	38.2	38.3	9.0	8.3	8.3	6.4
Marketing Services	26.5	27.1	14.4	14.7	0.3	8.0
Other/Eliminations	(29.0)	(28.4)	—	—	—	—

Total	100.0%	100.0%	15.9%	15.8%	6.3%	7.9%

Revenue.   Total revenue increased $51.0 million, or 14.0%, to $415.9 million for the six months ended June 30, 2002 from $364.9 million for the comparable period in 2001. The increase was due to an 11.7% increase in Transaction Services revenue, a 14.2% increase in Credit Services revenue and a 16.8% increase in Marketing Services revenue as follows:

•                               Transaction Services.  Transaction Services revenue increased $27.4 million, or 11.7%, due primarily to an increase in revenue per statement associated with Utility and Private Label clients, offset in part by the loss of certain low margin Transaction business.

•                               Credit Services.  Credit Services revenue increased $19.8 million, or 14.2%, primarily due to increases in finance charges, net during the six months ended June 30, 2002 over the comparable period in 2001. Merchant fees increased by $3.7 million as a result of a 20.6% increase in private label credit sales. Finance charges, net increased $13.4 million primarily as a result of a 9.9% increase in core accounts receivables and lower financing costs.

•                               Marketing Services.  Marketing Services revenue increased $16.2 million, or 16.8%, primarily due to an increase in reward revenue related to a 33.8% increase in the redemption of AIR MILES Reward miles and an increase in the accretion of deferred services revenue.  The increase in the deferred revenue balance is primarily related to the 5.7% increase in AIR MILES Reward miles issued during the six months ended June 30, 2002.

Operating Expenses.  Total operating expenses, excluding depreciation and amortization, increased $43.7 million, or 14.2%, to $350.4 million during the six months ended June 30, 2002 from $306.7 million during the comparable period in 2001. Total EBITDA margin for the six months ended June 30, 2002 of 15.8% was 0.1% lower than the prior year, primarily due to the lower collected yield on Credit Services.

•                               Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $23.6 million, or 11.6%, to $226.5 million for the six months ended June 30, 2002 from $202.9 million for the comparable period in 2001, and EBITDA margin of 13.6% remained unchanged for the six months ended June 30, 2002 from the comparable period in 2001, as higher margin accounts were offset by the wind down of a customer.

•                               Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $19.0 million, or 15.0%, to $146.1 million for the six months ended June 30, 2002 from $127.1 million for the comparable period in 2001, and EBITDA margin decreased to 8.3% for the six months ended June 30, 2002 from 9.0% during the comparable period in 2001. The decrease in EBITDA margin is attributed to a lower collected yield and higher charge-offs in the first quarter of 2002, as compared to the same quarter of the prior year.

•                               Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $13.6 million, or 16.4%, to $96.2 million for the six months ended June 30, 2002 from $82.6 million for the comparable period in 2001, and EBITDA margin increased to 14.7% for the six months ended June 30, 2002 from 14.4% during the comparable period in 2001 due to operating efficiencies as scale continues to increase.

•                               Depreciation and Amortization.  Depreciation and amortization decreased $2.7 million, or 7.7%, to $32.6 million for the six months ended June 30, 2002 from $35.3 million for the comparable period in 2001 due primarily to a $8.5 million decrease in the amortization of goodwill relating to the implementation of SFAS No. 142, offset by an increase in depreciation and other amortization of $5.8 million.

Operating Income.  Operating income increased $10.1 million, or 44.1%, to $33.0 million for the six months ended June 30, 2002 from $22.9 million during the comparable period in 2001. Operating income increased primarily from revenue gains and a decrease in depreciation and amortization.

Interest Expense.  Interest expense decreased $6.9 million, or 37.9%, to $11.3 million for the six months ended June 30, 2002 from $18.2 million for the comparable period in 2001 due to a decrease in average debt outstanding and lower interest rates.

Taxes.  Income tax expense increased $6.5 million to $8.0 million for the six months ended June 30, 2002 from $1.5 million in 2001 due to an increase in taxable income, offset by a decrease in our effective tax rate.  Our tax rate on taxable income of approximately 38% results in an effective book tax rate of approximately 49% due to the impact of non-deductible amortization expense and other permanent differences.

Extraordinary Items.  During the six months ended June 30, 2002, we repaid $50.0 million of our subordinated debt resulting in a $0.5 million, net of tax, charge.  During the six months ended June 30, 2001, we repaid our outstanding term loan as part of our initial public offering, resulting in a $0.6 million, net of tax, charge.

Transactions with Limited Brands.  Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, decreased $405,000, or 2.0%, to $20.0 million for the six months ended June 30, 2002 from $20.4 million for the comparable period in 2001, partially as a result of the sale of Lane Bryant by Limited Brands.  Excluding the effect of the Lane Bryant sale, there would have been an increase of  $1.4 million.  We generate a significant amount of additional revenue (financing charges, net) from our cardholders who are customers of Limited Brands and its affiliates.

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

Delinquencies.  A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid. However, accrued interest and fee income is only recorded in our financial statements when the cash is actually received from the customer.  When an account becomes delinquent, we print a message requesting payment on the cardholder’s billing statement. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past-due account based on the collection score and account balance, and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

The following tables reflect statistics for our securitization trust as reported to the trustee for compliance reporting.  Management also uses core receivables to manage and analyze the portfolios.  Core receivables are defined as securitized receivables less those receivables whereby the Company does not assume any risk of loss.  These losses are passed on to the respective client.

	December 31, 2001	% of total	June 30, 2002	% of total
	(dollars in thousands)
Receivables outstanding	$2,451,006	100.0%	$2,355,007	100.0%
Loan balances contractually delinquent:
31 to 60 days	59,657	2.4	54,796	2.3
61 to 90 days	34,370	1.4	32,290	1.4
91 or more days	64,175	2.6	57,379	2.4

Total	$158,202	6.4%	$144,465	6.1%

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

	Six months ended June 30,
	2001	2002
	(dollars in thousands)
Average credit card portfolio outstanding	$2,181,329	$2,356,521
Net charge-offs	89,116	87,043
Net charge-offs as a percentage of average loans outstanding (annualized)	8.2%	7.4%

We believe, consistent with our statistical models and other credit analyses, that our securitized net charge-off ratio will continue to fluctuate.

Liquidity and Capital Resources

Operating Activities.

	Six months ended June 30,
	2001	2002

	(dollars in thousands)
Cash provided by operating activity before change in merchant settlement activity	$15,531	$43,188
Net change in merchant settlement activity	11,148	(55,386)
Cash provided (utilized) by operations	$26,679	$(12,198)

We generated cash flow from operating activities before change in merchant settlement activity of $43.2 million for the six months ended June 30, 2002 compared to $15.5 million for the comparable period in 2001.  The increase in operating cash flows before change in merchant settlement activity is related to improved operating results for the six months ended June 30, 2002, partially offset by working capital movements.  Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends.  At December 31, 2001, we carried more days of merchant settlement float than at June 30, 2002. Additionally, the six months ended June 30, 2002 were impacted by the loss of merchant settlement activity for a client.  We utilize our operating cash flow for ongoing business operations, acquisitions and capital expenditures

Investing Activities.  We utilized cash flow for investing activities of $24.0 million for the six months ended June 30, 2002 compared to the utilization of $30.1 million for the comparable period in 2001. Significant components of investing activities are as follows:

•                               Acquisitions. Net cash outlays, net of cash received, for acquisitions for the six months ended June 30, 2002 were $26.0 million compared to $18.8 million in the comparable period in 2001.  The outlay for acquisitions in 2002 relates to the January 2002 purchase of Frequency Marketing, Inc.

•                               Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of June 30, 2002, we had over $2.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancements are principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. Each year during the period from November to January, we are required to maintain a credit enhancement level of 5% to 6% as compared to 4% to 5% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. The credit enhancement is funded through the use of Certificates of Deposit issued through our bank. We intend to utilize our securitization program for the foreseeable future.

Financing Activities.  Net cash used in financing activities was $6.2 million for the six months ended June 30, 2002 compared to $0.6 million of net cash provided for the comparable period in 2001. Our financing activities relate primarily to funding working capital requirements and the securitization program.

Liquidity Sources.  We have four main sources of liquidity: securitization program, certificates of deposit, credit facility and issuances of equity.

Securitization Program.    As of June 30, 2002, we had over $2.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, we are required to maintain a credit enhancement level of 5% to 6% as compared to 4% to 5% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization requirements. World Financial Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.25% to 7.3%. As of June 30, 2002, we had $85.0 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility.    At June 30, 2002, we had $162.6 million outstanding under our credit facility, consisting of $87.6 million of term loans and $75.0 million of outstanding borrowings under our $150.0 million revolving loan commitment. The term loans mature in installments through July 2005 and the revolving loan commitment matures in May and July 2003.  Our credit facility allows us to borrow up to three times our trailing 12 months operating EBITDA. Our borrowing capacity at June 30, 2002 was approximately $468.5 million. With total outstanding borrowings as of June 30, 2002 consisting of credit facility, certificates of deposit, and subordinated debt of $300.0 million, we had remaining borrowing capacity of $168.6 million. In addition, we had $81.0 million of cash and cash equivalents as of June 30, 2002. During April 2002, we repaid $50.0 million of our subordinated debt that was held by an affiliate of Welsh, Carson, Anderson & Stowe and Limited Commerce Corp.  As a result, Limited Commerce Corp. does not hold any of our subordinated debt and an affiliate of Welsh, Carson, Anderson & Stowe holds the remaining $52 million of our subordinated debt.

We believe that our current level of cash and financing capacity, along with future cash flows from operations, will provide sufficient liquidity to meet the needs of our existing businesses for the foreseeable future. However, we may from time to time seek longer-term financing to support additional cash needs, reduce short-term borrowings or raise funds for acquisitions.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is applicable for financial statements issued for fiscal years beginning after December 15, 2002.  This omnibus statement (1) eliminates the automatic classification of debt extinguishment as extraordinary, (2) requires certain lease modification be accounted for in the same manner as sale-leaseback transactions and (3) provides for other corrections to the technical literature that are not substantive.  The company is in the process of determining the impact, if any, of adopting SFAS No. 145.

                In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is applicable for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  This statement nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred.  The Company is in the process of determining the impact, if any, of adopting SFAS No. 146.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk Management

Market Risk

There has been no material change from our annual report on Form 10-K related to the Company’s exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management.  When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our 2001 Annual Report on Form 10-K.

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

On November 16, 2000, in the United States District Court, Southern District of Florida, Miami Division, a group of World Financial Bank cardholders filed a putative class action complaint against World Financial Bank.  The plaintiffs, individually and on behalf of all others similarly situated, commenced the action alleging that World Financial Bank engaged in a systematic program of false, misleading, and deceptive practices to improperly bill and collect consumer debts from thousands of cardholders.  The suit stems from World Financial Bank’s alleged practices involved in calculating finance charges and in crediting cardholder payments on the next business day if received after 6:30 a.m.  The plaintiffs contend that such practices are deceptive and result in the imposition of excessive finance charges and other penalties to cardholders.  The plaintiffs allege that World Financial Bank, through such practices, has violated the federal Fair Credit Billing Act, the federal Truth-In-Lending Act and breached cardholder contracts.  The plaintiffs have not specified an amount of damages, but have requested, individually and on behalf of a putative class, monetary and punitive damages for the alleged stated claims and permanent injunctions for alleged statutory violations.  The complaint was subsequently amended to include our subsidiary, ADS Alliance Data Systems, Inc., as a defendant.  We believe these allegations are without merit, however, the parties are conducting settlement negotiations.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

On June 4, 2002 the annual meeting of stockholders was held in Dallas, Texas for stockholders of record on April 5, 2002.  Three directors were reelected by a plurality of the stockholders at that meeting.  The directors reelected were Bruce K. Anderson, Roger H. Ballou and Daniel P. Finkelman.  No other matters were voted on by the stockholders.

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

* 10.1

Fifth Amendment to Amended and Restated Credit Agreement, entered into as of May 22, 2002, among the Company, Loyalty Management Group Canada, Inc., the banks party thereto and Harris Trust and Savings Bank as a bank and in its capacity as the administrative agent and collateral agent

* 10.2

364-Day Credit Agreement, dated as of May 22, 2002, among the Company and Loyalty Management Group Canada, Inc., the guarantors party thereto, the banks party thereto and Harris Trust and Savings Bank, as administrative agent

* 99.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 99.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(b)                      Reports on Form 8-K:

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

On July 18, 2002, the Company filed with the SEC a Current Report on Form 8-K, dated July 17, 2002.  The Current Report on Form 8-K relates to the Company's earnings for the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

Date: August 9, 2002	By:	/s/ Edward J. Heffernan

Edward J. Heffernan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2002	By:	/s/ Michael D. Kubic

Michael D. Kubic
Senior Vice President and Corporate Controller
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

* 10.1

Fifth Amendment to Amended and Restated Credit Agreement, entered into as of May 22, 2002, among the Company, Loyalty Management Group Canada, Inc., the banks party thereto and Harris Trust and Savings Bank as a bank and in its capacity as the administrative agent and collateral agent

* 10.2

364-Day Credit Agreement, dated as of May 22, 2002, among the Company and Loyalty Management Group Canada, Inc., the guarantors party thereto, the banks party thereto and Harris Trust and Savings Bank, as administrative agent

* 99.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 99.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith