Form 10-Q
period 2002-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2002-11-12
CIK 1101215

Use these links to rapidly review the document
ALLIANCE DATA SYSTEMS CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2002
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

        (972) 348-5100
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 31, 2002, 74,860,724 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

Part I:	FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited)
		Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002	3
		Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 (restated) and 2002 and for the nine months ended September 30, 2001 (restated) and 2002	4
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2002	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
	Item 4.	Controls and Procedures	21
Part II:	OTHER INFORMATION
	Item 1.	Legal Proceedings	23
	Item 2.	Changes in Securities and Use of Proceeds	23
	Item 3.	Default Upon Senior Securities	23
	Item 4.	Submission of Matters to a Vote of Security Holders	23
	Item 5.	Other Information	23
	Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES			26

Part I.—Financial Information
Item 1. Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31, 2001	September 30, 2002
ASSETS
Cash and cash equivalents	$117,535	$80,451
Due from card associations	46,554	28,530
Trade receivables, net	88,444	90,094
Seller's interest and credit card receivables, net	128,793	194,459
Other current assets	82,177	90,032

Total current assets	463,503	483,566
Redemption settlement assets, restricted	150,330	156,930
Property and equipment, net	112,190	121,585
Other non-current assets	43,058	40,921
Due from securitizations	216,140	173,487
Intangible assets, net	76,886	81,489
Goodwill, net	415,111	436,739

Total assets	$1,477,218	$1,494,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$82,290	$101,617
Accrued expenses	73,135	74,884
Merchant settlement obligations	137,711	98,645
Other liabilities	25,268	33,091
Debt, current portion	111,325	179,710

Total current liabilities	429,729	487,947
Other liabilities	13,112	16,155
Deferred revenue	329,549	349,835
Long-term and subordinated debt	199,100	111,205

Total liabilities	971,490	965,142
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 73,987 shares as of December 31, 2001, 74,783 shares as of September 30, 2002	740	748
Additional paid-in capital	509,741	520,353
Treasury stock	(6,151)	(6,151)
Retained earnings	8,138	23,761
Accumulated other comprehensive loss	(6,740)	(9,136)

Total stockholders' equity	505,728	529,575

Total liabilities and stockholders' equity	$1,477,218	$1,494,717

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2002	2001	2002
	(as restated see Note 9)		(as restated see Note 9
Revenues
Transaction and marketing services	$121,882	$125,521	$348,086	$372,998
Redemption revenue	29,952	36,817	80,631	101,936
Financing charges, net	41,745	49,157	122,411	144,206
Other income	8,071	7,244	15,381	15,479

Total revenue	201,650	218,739	566,509	634,619
Operating expenses
Cost of operations	153,239	167,631	445,079	490,328
General and administrative	14,342	11,563	29,182	39,240
Depreciation and other amortization	7,948	11,107	21,330	30,274
Amortization of purchased intangibles	10,529	5,520	32,433	18,915

Total operating expenses	186,058	195,821	528,024	578,757
Operating income	15,592	22,918	38,485	55,862
Fair value loss on interest rate derivative	8,813	5,155	14,634	10,415
Interest expense	6,092	4,969	24,293	16,263

Income (loss) before extraordinary item and income tax expense	687	12,794	(442)	29,184
Income tax expense	4,942	5,022	6,400	13,019

Income (loss) before extraordinary items	(4,255)	7,772	(6,842)	16,165
Extraordinary items, net of tax	—	—	(615)	(542)

Net income (loss)	$(4,255)	$7,772	$(7,457)	$15,623

Income (loss) per share before extraordinary items—
basic	$(0.06)	$0.10	$(0.17)	$0.22

diluted	$(0.06)	$0.10	$(0.17)	$0.21

Net income (loss) per share—basic	$(0.06)	$0.10	$(0.18)	$0.21

Net income (loss) per share—diluted	$(0.06)	$0.10	$(0.18)	$0.20

Weighted average shares—basic	73,826	74,557	61,097	74,199

Weighted average shares—diluted	73,826	76,416	61,097	76,617

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine months ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activities before change in merchant settlement activity	$67,575	$112,557
Net change in merchant settlement activity	8,736	(21,042)

Net cash provided by operating activities	76,311	91,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(2,386)	(6,601)
Net cash paid for corporate acquisitions	(88,691)	(35,209)
Change in seller's interest	30,534	(74,000)
Change in due from securitizations	(24,827)	44,292
Capital expenditures	(24,336)	(31,114)
Other investing activities	—	(634)

Net cash used in investing activities	(109,706)	(103,266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	316,005	396,400
Repayment of borrowings	(478,110)	(423,413)
Proceeds from issuance of common stock	161,457	7,672

Net cash used in financing activities	(648)	(19,341)

Effect of exchange rate changes	(4,672)	(5,992)

Change in cash and cash equivalents	(38,715)	(37,084)
Cash and cash equivalents at beginning of period	116,941	117,535

Cash and cash equivalents at end of period	$78,226	$80,451

Supplemental cash flow information:
Interest paid	$28,287	$20,140

Income taxes paid	$17,376	$17,584

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation ("ADSC" or, including its wholly owned subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed on Form 10-K for the year ended December 31, 2001.

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

        Subsequent to the issuance of the Company's interim financial statements for the three months ended September 30, 2001 and for the nine months ended September 30, 2001 it was determined that an economic hedge on debt related to World Financial Network Credit Card Master Trust did not meet the criteria for hedge accounting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended. Accordingly, the previously reported financial information for the three months ended September 30, 2001 and for the nine months ended September 30, 2001 have been restated. Such restatement is further discussed in Note 9 to the Company's financial statements included herein.

2. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax effect are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(as restated- see Note 9)		(as restated- see Note 9
	(dollars in thousands)
Net income (loss)	$(4,255)	$7,772	$(7,457)	$15,623
Cumulative effect of change in accounting for derivatives	—	—	323	—
Change in fair value of derivatives	—	916	—	(99)
Reclassifications into earnings (1)	2,716	(1,538)	2,340	(242)
Unrealized gain (loss) on securities available-for-sale	34	736	(1,466)	950
Foreign currency translation adjustments	(2,155)	(555)	(6,769)	(3,005)

Total comprehensive income (loss)	$(3,660)	$7,331	$(13,029)	$13,227

(1)
Reclassifications into earnings arise from interest rate swaps, a foreign currency hedge, and amortization of amounts recorded in connection with the adoption of SFAS No. 133.

3. EARNINGS PER SHARE

        Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common shares, dilutive stock options and other dilutive securities outstanding during the year. However, as the Company generated net losses attributable to common stockholders for the three months ended September 30, 2001 and the nine months ended September 30, 2001 presented below, the weighted average number of common shares including dilutive securities, composed of incremental common shares issuable upon exercise of stock options and warrants and upon conversion of Series A cumulative convertible preferred stock, is not used in determining diluted net income (loss) per share for the periods because such shares are anti-dilutive. Such potentially dilutive common shares were 1.2 million shares and 7.3 million shares, primarily related to the preferred stock and stock options, for the three and nine months ended September 30, 2001, respectively. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(as restated- see Note 9)		(as restated- see Note 9
	(in thousands, except per share amounts)
NUMERATOR
Income (loss) before extraordinary item	$(4,255)	$7,772	$(6,842)	$16,165
Preferred stock dividends	—	—	(3,240)	—

Income (loss) before extraordinary item attributable to common stockholders	(4,255)	7,772	(10,082)	16,165
Extraordinary item, net of tax	—	—	(615)	(542)

Net income (loss) attributable to common stockholders	$(4,255)	$7,772	$(10,697)	$15,623

DENOMINATOR
Weighted average shares	73,826	74,557	61,097	74,199
Weighted average effect of dilutive securities:
Net effect of dilutive stock options	—	1,859	—	2,418

Denominator for diluted calculations	73,826	76,416	61,097	76,617

Income (loss) per share before extraordinary item
Basic	$(0.06)	$0.10	$(0.17)	$0.22

Diluted	$(0.06)	$0.10	$(0.17)	$0.21

Net income (loss) per share
Basic	$(0.06)	$0.10	$(0.18)	$0.21

Diluted	$(0.06)	$0.10	$(0.18)	$0.20

4. INTANGIBLE ASSETS, NET

        On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has $426.0 million of goodwill that is no longer being amortized. The Company has selected July 31 as its annual assessment date in accordance with the standard. Accordingly, the Company has completed its annual impairment test for goodwill as of July 31, 2002 and determined that no impairment exists. No further testing of goodwill impairment will be performed until July 31, 2003, unless circumstances exist which indicate an impairment may have occurred. Pro forma net income and net income per share for the three months ended September 30, 2001 and for the nine months ended September 30, 2001, adjusted to eliminate historical amortization of goodwill, net of tax, and comparable amounts for the three months ended September 30, 2002 and for the nine months ended September 30, 2002 are as follows (the weighted average diluted shares for the three and nine months ended September 30, 2001 are 73.8 million and 65.5 million, respectively):

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(as restated- see Note 9		(as restated- see Note 9)
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Reported net income (loss)	$(4,255)	$7,772	$(7,457)	$15,623
Add: goodwill amortization, net of tax	3,697	—	10,915	—

Pro forma net income (loss)	$(558)	$7,772	$3,458	$15,623

Reported net income (loss) per share:
Basic	$(0.06)	$0.10	$(0.18)	$0.21
Diluted	$(0.06)	$0.10	$(0.18)	$0.20
Pro forma net income (loss) per share:
Basic	$(0.01)	$0.10	$0.06	$0.21
Diluted	$(0.01)	$0.10	$0.05	$0.20

5. SEGMENT INFORMATION

        Consistent with prior periods, the Company continues to classify its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Three months ended September 30, 2001
Revenues	$131,605	$70,618	$53,427	$(54,000)	$201,650
Depreciation and amortization	11,708	529	6,240	—	18,477
Operating income	7,921	6,475	1,196	—	15,592
Three months ended September 30, 2002
Revenues	$133,916	$84,753	$61,495	$(61,425)	$218,739
Depreciation and amortization	11,135	1,756	3,736	—	16,627
Operating income	10,866	6,945	5,107	—	22,918
	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Nine months ended September 30, 2001
Revenues	$366,293	$210,163	$149,933	$(159,880)	$566,509
Depreciation and amortization	32,459	1,468	19,836	—	53,763
Operating income	18,975	18,031	1,479	—	38,485
Nine months ended September 30, 2002
Revenues	$396,044	$244,111	$174,219	$(179,755)	$634,619
Depreciation and amortization	32,946	4,933	11,310	—	49,189
Operating income	24,721	17,068	14,073	—	55,862

6. ACQUISITIONS

        In January 2002, the Company acquired Frequency Marketing, Inc., a small marketing services firm, adding new products for the Company's loyalty and one-to-one marketing offerings in the United States. The preliminary purchase price allocation, which equals the total purchase price of $23.8 million, resulted in identifiable intangible assets of $12.2 million, which are being amortized over a two to five year period, goodwill of $15.0 million and net liabilities of $3.4 million.

        In September 2002, the Company acquired Enlogix Group, formerly wholly owned subsidiaries of Duke Energy Corporation, which provides customer information services to utilities in Canada. The preliminary purchase price allocation, which equals the total purchase price of $13.5 million, resulted in identifiable intangible assets of $5.0 million, which are being amortized over a five year period, goodwill of $7.9 million and net assets of $0.6 million. In the event that Enlogix Group enters into agreements with three potential customers within eight months of closing of the acquisition, the purchase price will increase by up to $4.5 million.

7. RECENT DEVELOPMENTS

        In March 2002, the Company reached agreement with its bankers to amend its credit agreement to add a short term $50.0 million revolving loan facility, remove a requirement that Limited Brands, Inc.

maintain ownership of a stated amount of the Company's common stock, and adjust certain other covenants related to leverage ratios, adjusted consolidated net worth, the interest coverage ratio, and allow for prepayment of certain subordinated debt owed to Limited Commerce Corp. and an affiliate of Welsh, Carson, Anderson & Stowe. The Company uses the credit agreement and free cash flow to support its working capital needs as well as potential acquisitions. The final agreement was signed on May 22, 2002.

        During April 2002, the Company repaid $50.0 million of its subordinated debt held by WCAS Capital Partners II, L.P., an affiliate of Welsh, Carson, Anderson & Stowe, and Limited Commerce Corp. As a result, Limited Commerce Corp. does not hold any of the Company's subordinated debt and an affiliate of Welsh, Carson, Anderson & Stowe holds the remaining $52 million of the Company's subordinated debt.

        In August 2002, the Company extended its client relationships through August 2009 with Limited Brands, Inc. and its retail affiliates, including The Limited, Victoria's Secret Stores, Victoria's Secret Catalogue, Express, Bath & Body Works, Lerner New York, Henri Bendel and Structure, which includes Express for Men. Limited Brands, Inc., indirectly through Limited Commerce Corp., is one of the Company's largest stockholders and together with its retail affiliates, is the Company's largest client, representing approximately 17.2% of the Company's annual 2001 consolidated revenue.

        During November 2002, the Company completed a $600 million offering of five-year asset-backed notes as part of its securitization program for its private label credit card subsidiary. The notes were issued through World Financial Network Credit Card Master Note Trust. The notes are secured by a beneficial interest in a pool of receivables that arise under World Financial's private label revolving credit card accounts. The notes were issued to retire an existing series of investor certificates. Additionally, World Financial Network Credit Card Master Note Trust entered into an interest rate swap, which converts the variable rates on the notes to fixed rate amounts.

8. RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is applicable for financial statements issued for fiscal years beginning after December 15, 2002. This omnibus statement (1) eliminates the automatic classification of debt extinguishment as extraordinary, (2) requires certain lease modifications be accounted for in the same manner as sale-leaseback transactions and (3) provides for other corrections to the technical literature that are not substantive. The Company is in the process of determining the impact, if any, of adopting SFAS No. 145.

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

9. RESTATEMENT

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the three months and nine months ended September 30, 2001, the Company determined that an economic hedge on debt related to World Financial Network Credit Card Master Trust did not meet the criteria for hedge accounting under the provisions of SFAS No. 133, as amended, which was adopted on January 1, 2001. In its previously issued interim financial statements for 2001, the Company had designated an interest rate swap agreement as a hedge against its cash flow exposures and included the change in fair value of the interest rate swap in other comprehensive income. These changes should have been included in earnings. Accordingly, the condensed consolidated financial statements for the three months ended September 30, 2001 and the nine months ended September 30, 2001 have been restated. A summary of the significant effects of the restatement is as follows (items that were not changed were not affected by the restatement).

	For the three months ended September 30, 2001		For the nine months ended September 30, 2001
	As originally reported	As restated	As originally reported	As restated
	(in thousands, except per share amounts)
Revenue	$200,152	$201,650	$563,409	$566,509
Operating expenses	186,058	186,058	528,024	528,024
Fair value loss on interest rate derivative	—	(8,813)	—	(14,634)
Interest expense	6,092	6,092	24,293	24,293

Income (loss) before extraordinary item and income taxes	8,002	687	11,092	(442)
Income tax expense	7,502	4,942	10,437	6,400

Income (loss) before extraordinary item	500	(4,255)	655	(6,842)
Extraordinary item, net of tax	—	—	(615)	(615)

Net income (loss)	$500	$(4,255)	$40	$(7,457)

Income (loss) per share before extraordinary item—basic and diluted	$0.01	$(0.06)	$(0.04)	$(0.17)

Net income (loss) per share—basic and diluted	$0.01	$(0.06)	$(0.05)	$(0.18)

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented elsewhere in this document. The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement of our condensed consolidated financial statements for the three months ended September 30, 2001 and for the nine months ended September 30, 2001, as discussed in Note 9 to the condensed consolidated financial statements.

Recent Developments

        In January 2002,we acquired Frequency Marketing, Inc., a small marketing services firm, adding new products for our loyalty and one-to-one marketing offerings in the United States. The preliminary purchase price allocation, which equals the total purchase price of $23.8 million, resulted in identifiable intangible assets of $12.2 million, which are being amortized over a two to five year period, goodwill of $15.0 million and net liabilities of $3.4 million.

        In March 2002, we reached agreement with our bankers to amend our credit agreement to add a short term $50.0 million revolving loan facility, remove a requirement that The Limited maintain ownership of a stated amount of our common stock, and adjust certain other covenants related to leverage ratios, adjusted consolidated net worth, the interest coverage ratio, and allow for prepayment of certain subordinated debt owed to Limited Commerce Corp. and an affiliate of Welsh, Carson, Anderson & Stowe. We use the credit agreement and free cash flow to support our working capital needs as well as potential acquisitions. The final agreement was signed on May 22, 2002.

        During April 2002, we repaid $50.0 million of our subordinated debt held by WCAS Capital Partners II, L.P., an affiliate of Welsh, Carson, Anderson & Stowe, and Limited Commerce Corp. As a result, Limited Commerce Corp. does not hold any of our subordinated debt and an affiliate of Welsh, Carson, Anderson & Stowe holds the remaining $52 million of our subordinated debt.

        In August 2002, we extended our client relationships through August 2009 with Limited Brands, Inc. and its retail affiliates, including The Limited, Victoria's Secret Stores, Victoria's Secret Catalogue, Express, Bath & Body Works, Lerner New York, Henri Bendel and Structure, which includes Express Men's. Limited Brands, Inc., indirectly through Limited Commerce Corp., is one of our largest stockholders and together with its retail affiliates, is our largest client, representing approximately 17.2% of our annual 2001 consolidated revenue.

        In September 2002, we acquired Enlogix Group, formerly wholly owned subsidiaries of Duke Energy Corporation, which provides customer information services to utilities in Canada. The preliminary purchase price allocation, which equals the total purchase price of $13.5 million, resulted in identifiable intangible assets of $5.0 million, which are being amortized over a five year period, goodwill of $7.9 million, and net assets of $0.6 million. In the event that Enlogix Group enters into agreements with three potential customers within eight months of closing of the acquisition, the purchase price will increase by up to $4.5 million.

        During November 2002, we completed a $600 million offering of five-year asset-backed notes as part of our securitization program for our private label credit card subsidiary. The notes were issued through World Financial Network Credit Card Master Note Trust. The notes are secured by a beneficial interest in a pool of receivables that arise under World Financial's private label revolving credit card accounts. The notes were issued to retire an existing series of investor certificates. Additionally, World Financial Network Credit Card Master Note Trust entered into an interest rate swap, which converts the variable rates on the notes to fixed rate amounts.

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

Results of Operations

Three months ended September 30, 2001 compared to the three months ended September 30, 2002

	Three months ended September 30,
	Revenue		EBITDA		Operating income
	2001	2002	2001	2002	2001	2002
	(amounts in thousands)
Transaction Services	$131,605	$133,916	$19,629	$22,001	$7,921	$10,866
Credit Services	70,618	84,753	7,004	8,701	6,475	6,945
Marketing Services	53,427	61,495	7,436	8,843	1,196	5,107
Other/Eliminations	(54,000)	(61,425)	—	—	—	—

Total	$201,650	$218,739	$34,069	$39,545	$15,592	$22,918

	Three months ended September 30,
	Percentage of revenue		EBITDA margin		Operating margin
	2002	2001	2002	2001	2002	2001
Transaction Services	65.3%	61.2%	14.9%	16.4%	6.0%	8.1%
Credit Services	35.0	38.7	9.9	10.3	9.2	8.2
Marketing Services	26.5	28.1	13.9	14.4	2.2	8.3
Other/Eliminations	(26.8)	(28.0)	—	—	—	—

Total	100.0%	100.0%	16.9%	18.1%	16.9%	18.1%

        Revenue.    Total revenue increased $17.0 million, or 8.4%, to $218.7 million for the three months ended September 30, 2002 from $201.7 million for the comparable period in 2001. The increase was due to a 1.8% increase in Transaction Services revenue, a 20.0% increase in Credit Services revenue and a 15.1% increase in Marketing Services revenue as follows:

  •
  Transaction Services.  Transaction Services revenue increased $2.3 million, or 1.8%, due primarily to an increase in revenue per statement associated with utility and private label clients, offset in part by the loss of certain low margin merchant services clients.

  •
  Credit Services.  Credit Services revenue increased $14.1 million, or 20.0%, primarily due to increases in finance charges, net, and merchant fees from higher private label credit sales during the three months ended September 30, 2002. Finance charges, net increased $7.9 million primarily as a result of a 10.1% increase in average core accounts receivables, lower financing costs and a decrease in charge-offs compared to the same period in 2001.

  •
  Marketing Services.  Marketing Services revenue increased $8.1 million, or 15.1%, primarily due to an increase in reward revenue related to a 18.1% increase in the redemption of AIR MILES® reward miles and an increase in the accretion of deferred services revenue. Our deferred revenue balance increased 6.2% to $349.8 million at September 30, 2002 from the balance at December 31, 2001 due to continued growth in the program, including a 9.3% increase in AIR MILES Reward miles issued during the three months ended September 30, 2002 over the comparable period in 2001.

        Operating Expenses and Margins.    Total operating expenses, excluding depreciation and amortization, increased $11.6 million, or 6.9%, to $179.2 million during the three months ended September 30, 2002 from $167.6 million during the comparable period in 2001. Total EBITDA margin increased to 18.1% for the three months ended September 30, 2002 from 16.9% for the comparable period in 2001, primarily due to increased margins for Transaction Services and Marketing Services, offset by a lower collected yield in Credit Services.

  •
  Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, decreased $0.1 million, or 0.1%, to $111.9 million for the three months ended September 30, 2002 from $112.0 million for the comparable period in 2001, and EBITDA margin increased to 16.4% for the three months ended September 30, 2002 from 14.9% during the comparable period in 2001. The EBITDA margin improved primarily due to the increasing scale now benefiting our utility services and continued margin improvement in merchant services from the loss of certain low margin clients and issuer services from increased scale as a result of new clients.

  •
  Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $12.5 million, or 19.7%, to $76.1 million for the three months ended September 30, 2002 from $63.6 million for the comparable period in 2001, and EBITDA margin increased to 10.3% for the three months ended September 30, 2002 from 9.9% for the same period of 2001. The increased margin is the result of favorable revenue trends from increased receivable balances, lower financing costs and lower charge-offs.

  •
  Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $6.7 million, or 14.6%, to $52.7 million for the three months ended September 30, 2002 from $46.0 million for the comparable period in 2001, and EBITDA margin increased to 14.4% for the three months ended September 30, 2002 from 13.9% for the comparable period in 2001. The increase in EBITDA margin is being driven by the AIR MILES Reward miles program from the benefits of increased scale, as the program issued over 500 million AIR MILES Reward miles in the three months ended September 30, 2002.

  •
  Depreciation and Amortization.  Depreciation and amortization decreased $1.8 million, or 9.8%, to $16.6 million for the three months ended September 30, 2002 from $18.4 million for the comparable period in 2001 due primarily to a $5.0 million decrease in the amortization of goodwill relating to the implementation of SFAS No. 142, offset by an increase in depreciation and other amortization of $3.2 million from capital spending.

        Operating Income.    Operating income increased $7.3 million, or 46.8%, to $22.9 million for the three months ended September 30, 2002 from $15.6 million during the comparable period in 2001. Operating income increased due to increases in EBITDA from each of the segments. Transaction Services and Marketing Services operating income were favorably impacted by decreases in amortization of goodwill as a result of SFAS No. 142. Credit Services has no goodwill and therefore was neither positively or negatively impacted by SFAS No. 142 but had an increase in depreciation and amortization from capital spending.

        Interest Expense.    Interest expense decreased $1.1 million, or 18.0%, to $5.0 million for the three months ended September 30, 2002 from $6.1 million for the comparable period in 2001 due to a decrease in average debt outstanding, lower interest rates and reduced debt issuance amortization expense.

        Taxes.    Income tax expense increased $0.1 million to $5.0 million for the three months ended September 30, 2002 from $4.9 million in 2001 due to an increase in taxable income, offset by a decrease in our effective tax rate. Our tax rate on taxable income of approximately 38% results in an effective book tax rate of approximately 39% due to the impact of non-deductible expenses.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees decreased $282,000, or 2.6% to $10.7 million for the three months ended September 30, 2002 from $11.0 million for the comparable period in 2001, partially as a result of the sale of Lane Bryant by Limited Brands. Excluding the effect of the Lane Bryant sale, there would have been an increase of $1.1 million. We generate a significant amount of additional revenue (financing charges, net) from our cardholders who are customers of Limited Brands and its affiliates.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2002

	Nine months ended September 30,
	Revenue		EBITDA		Operating income
	2001	2002	2001	2002	2001	2002
	(amounts in thousands)
Transaction Services	$366,293	$396,044	$51,434	$57,667	$18,975	$24,721
Credit Services	210,163	244,111	19,499	22,001	18,031	17,068
Marketing Services	149,933	174,219	21,315	25,383	1,479	14,073
Other/Eliminations	(159,880)	(179,755)	—	—	—	—

Total	$566,509	$634,619	$92,248	$105,051	$38,485	$55,862

	Nine months ended September 30,
	Percentage of revenue		EBITDA margin		Operating margin
	2001	2002	2001	2001	2002	2002
Transaction Services	64.7%	62.4%	14.0%	14.6%	5.2%	6.2%
Credit Services	37.1	38.5	9.3	9.0	8.6	7.0
Marketing Services	26.5	27.5	14.2	14.6	1.0	8.1
Other/Eliminations	(28.3)	(28.4)	—	—	—	—

Total	100.0%	100.0%	16.3%	16.6%	6.8%	8.8%

        Revenue.    Total revenue increased $68.1 million, or 12.0%, to $634.6 million for the nine months ended September 30, 2002 from $566.5 million for the comparable period in 2001. The increase was due to an 8.1% increase in Transaction Services revenue, a 16.2% increase in Credit Services revenue and a 16.2% increase in Marketing Services revenue as follows:

  •
  Transaction Services.  Transaction Services revenue increased $29.8 million, or 8.1%, due primarily to an increase in revenue per statement associated with utility and private label clients, offset in part by the loss of certain low margin merchant services business.

  •
  Credit Services.  Credit Services revenue increased $33.9 million, or 16.2%, primarily due to increases in finance charges, net, during the nine months ended September 30, 2002 over the comparable period in 2001. Merchant fees increased by $6.0 million as a result of a 21.3%

    increase in private label credit sales. Finance charges, net, increased $21.2 million primarily as a result of a 10.0% increase in core accounts receivables, lower financing costs and a decrease in charge-offs compared to the same period in 2001.

  •
  Marketing Services.  Marketing Services revenue increased $24.3 million, or 16.2%, primarily due to an increase in reward revenue related to a 28.1% increase in the redemption of AIR MILES reward miles and an increase in the accretion of deferred services revenue. The increase in the deferred revenue balance is primarily related to the 6.9% increase in AIR MILES reward miles issued during the nine months ended September 30, 2002.

        Operating Expenses and Margins.    Total operating expenses, excluding depreciation and amortization, increased $55.3 million, or 11.7%, to $529.6 million during the nine months ended September 30, 2002 from $474.3 million during the comparable period in 2001. Total EBITDA margin for the nine months ended September 30, 2002 was 16.6% compared to 16.3% during the comparable period in 2001, primarily due to increased margins for Transaction Services and Marketing Services, offset by a lower collected yield in Credit Services.

  •
  Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $23.5 million, or 7.5%, to $338.4 million for the nine months ended September 30, 2002 from $314.9 million for the comparable period in 2001, and EBITDA margin increased to 14.6% for the nine months ended September 30, 2002 from 14.0% for the comparable period in 2001, as higher margin accounts were partially offset by the wind down of a low margin customer.

  •
  Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $31.4 million, or 16.5%, to $222.1 million for the nine months ended September 30, 2002 from $190.7 million for the comparable period in 2001, and EBITDA margin decreased to 9.0% for the nine months ended September 30, 2002 from 9.3% during the comparable period in 2001. The decrease in EBITDA margin is attributed to a lower collected yield and higher charge-offs in the first quarter of 2002, as compared to the same quarter of the prior year. The decrease was offset partially by improving trends in net charge offs during the second and third quarter of 2002

  •
  Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $20.2 million, or 15.7%, to $148.8 million for the nine months ended September 30, 2002 from $128.6 million for the comparable period in 2001, and EBITDA margin increased to 14.6% for the nine months ended September 30, 2002 from 14.2% during the comparable period in 2001 due to operating efficiencies as scale continues to increase.

  •
  Depreciation and Amortization.  Depreciation and amortization decreased $4.6 million, or 8.6%, to $49.2 million for the nine months ended September 30, 2002 from $53.8 million for the comparable period in 2001 due primarily to a $13.5 million decrease in the amortization of goodwill relating to the implementation of SFAS No. 142, offset by an increase in depreciation and other amortization of $8.9 million.

        Operating Income.    Operating income increased $17.4 million, or 45.2%, to $55.9 million for the nine months ended September 30, 2002 from $38.5 million during the comparable period in 2001. Operating income increased primarily from increases in EBITDA from each of the segments. Transaction Services and Marketing Services operating income were favorably impacted by decreases in amortization of goodwill as a result of SFAS No. 142. Credit Services has no goodwill and therefore was neither positively or negatively impacted by SFAS No. 142 but had an increase in depreciation and amortization from capital spending.

        Interest Expense.    Interest expense decreased $8.0 million, or 32.9%, to $16.3 million for the nine months ended September 30, 2002 from $24.3 million for the comparable period in 2001 due to a decrease in average debt outstanding and lower interest rates.

        Taxes.    Income tax expense increased $6.6 million to $13.0 million for the nine months ended September 30, 2002 from $6.4 million in 2001 due to an increase in taxable income, offset by a decrease in our effective tax rate. Our tax rate on taxable income of approximately 38% results in an effective book tax rate of approximately 45% due to the impact of non-deductible expenses.

        Extraordinary Items.    During the nine months ended September 30, 2002, we repaid $50.0 million of our subordinated debt resulting in a $0.5 million, net of tax, charge. During the nine months ended September 30, 2001, we repaid our outstanding term loan as part of our initial public offering, resulting in a $0.6 million, net of tax, charge.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, decreased $688,000, or 2.2%, to $30.7 million for the nine months ended September 30, 2002 from $31.4 million for the comparable period in 2001, partially as a result of the sale of Lane Bryant by Limited Brands. Excluding the effect of the Lane Bryant sale, there would have been an increase of $2.5 million. We generate a significant amount of additional revenue (financing charges, net) from our cardholders who are customers of Limited Brands and its affiliates.

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

        Delinquencies.    A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder's statement. It is our policy to continue to bill interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid. However, accrued interest and fee income on securitized accounts receivable is only recorded in our financial statements when the cash is actually received from the customer. When an account becomes delinquent, we print a message requesting payment on the cardholder's billing statement. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past-due account based on the collection score and account balance, and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

        The following tables reflect statistics for our securitization trust as reported to the trustee for compliance reporting. Management also uses core receivables to manage and analyze the portfolios.

Core receivables are defined as securitized receivables less those receivables whereby the Company does not assume any risk of loss. These losses are passed on to the respective client.

	December 31, 2001	% of total	September 30, 2002	% of total
	(dollars in thousands)
Securitized credit card portfolio	$2,451,006	100.0%	$2,346,046	100.0%
Loan balances contractually delinquent:
31 to 60 days	59,657	2.4	54,032	2.3
61 to 90 days	34,370	1.4	35,005	1.5
91 or more days	64,175	2.6	61,655	2.6

Total	$158,202	6.4%	$150,692	6.4%

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

	Nine months ended September 30,
	2001	2002
	(dollars in thousands)
Average securitized credit card portfolio	$2,166,059	$2,352,829
Net charge-offs	135,876	129,708
Net charge-offs as a percentage of average loans outstanding (annualized)	8.4%	7.4%

Liquidity and Capital Resources

  Operating Activities.

        We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Nine months ended September 30,
	2001	2002
	(dollars in thousands)
Cash provided by operating activities before change in merchant settlement activity	$67,575	$112,557
Net change in merchant settlement activity	8,736	(21,042)

Cash provided by operating activities	$76,311	$91,515

        We generated cash flow from operating activities before change in merchant settlement activity of $112.6 million for the nine months ended September 30, 2002 compared to $67.6 million for the comparable period in 2001. The increase in operating cash flows before change in merchant settlement activity is related to improved operating results for the nine months ended September 30, 2002, in addition to positive working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. Additionally, the nine months ended September 30,

2002 were impacted by the loss of merchant settlement activity for a client. We utilize our operating cash flow for ongoing business operations, acquisitions and capital expenditures.

        Investing Activities.    We utilized cash flow for investing activities of $103.3 million for the nine months ended September 30, 2002 compared to the utilization of $109.7 million for the comparable period in 2001. Significant components of investing activities are as follows:

  •
  Acquisitions.  Net cash outlays, net of cash received, for acquisitions for the nine months ended September 30, 2002 were $35.2 million compared to $88.7 million in the comparable period in 2001. The outlay for acquisitions in 2002 relates to the January 2002 purchase of Frequency Marketing, Inc and the September 2002 purchase of Enlogix Group.

  •
  Securitizations and Receivables Funding.  We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of September 30, 2002, we had over $2.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. We intend to utilize our securitization program for the foreseeable future.

        Financing Activities.    Net cash used in financing activities was $19.3 million for the nine months ended September 30, 2002 compared to $0.6 million of net cash used for the comparable period in 2001. Our financing activities relate primarily to funding working capital requirements, the securitization program, and repayment of subordinated debt during the nine months ended September 30, 2002.

        Liquidity Sources.    In addition to cash generated from operating activities, we have four main sources of liquidity: securitization program, certificates of deposit, our credit facilities and issuances of equity securities.

        Securitization Program.    As of September 30, 2002, we had over $2.3 billion of securitized credit card receivables. Securitizations require credit enhancements, which are principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, we are required to maintain a credit enhancement level of 5% to 6% as compared to 4% to 5% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Bank, and to fund securitization requirements. World Financial Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.3% to 7.3%. As of September 30, 2002, we had $84.8 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

        Credit Facility.    We are party to two credit facilities with the same group of lenders. The first facility, which we entered into on July 24, 1998 and have amended on several occasions since then, provides for $83.5 million of terms loans and a $100.0 million revolving commitment. The terms loans mature in installments through July 2005, and the revolving commitment matures in July 2003. The second facility, which we entered into on May 22, 2002, provides for a $50.0 million revolving commitment that matures in May 2003. The covenants contained in the credit facilities are substantially identical. At September 30, 2002, we had $148.5 million outstanding under our credit facilities, consisting of $83.5 million of term loans and $65.0 million under our $150.0 million of aggregate revolving loan commitments. Existing borrowings under the term loans and the revolving facilities bear interest at variable rates based on LIBOR plus applicable Euro-dollar margins.

        Our credit facilities allow us to have outstanding funded debt obligations, whether under our credit facilities or otherwise, of up to three times our operating EBITDA. Based on this covenant, our borrowing capacity at September 30, 2002 was approximately $480.0 million, providing us with remaining borrowing capacity of $189.1 million based on $290.9 million of funded debt outstanding at September 30, 2002.

        We believe that our current level of cash and financing capacity, along with future cash flows from operations, will provide sufficient liquidity to meet the needs of our existing businesses for the foreseeable future. However, we may from time to time seek longer-term financing to support additional cash needs, reduce short-term borrowings or raise funds for acquisitions.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is applicable for financial statements issued for fiscal years beginning after December 15, 2002. This omnibus statement (1) eliminates the automatic classification of debt extinguishment as extraordinary, (2) requires certain lease modifications be accounted for in the same manner as sale-leaseback transactions and (3) provides for other corrections to the technical literature that are not substantive. We are in the process of determining the impact, if any, of adopting SFAS No. 145.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        There has been no material change from our annual report on Form 10-K related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

Item 4. Controls and Procedures

Evaluation

        Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Audit Committee Pre-Approval

        Our audit committee has resolved to pre-approve all non-audit services performed for us by our independent auditors, Deloitte & Touche LLP.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in our 2001 Annual Report on Form 10-K.

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

        On November 16, 2000, in the United States District Court, Southern District of Florida, Miami Division, a group of World Financial Bank cardholders filed a putative class action complaint against World Financial Bank. The plaintiffs, individually and on behalf of all others similarly situated, commenced the action alleging that World Financial Bank engaged in a systematic program of false, misleading, and deceptive practices to improperly bill and collect consumer debts from thousands of cardholders. The suit stems from World Financial Bank's alleged practices involved in calculating finance charges and in crediting cardholder payments on the next business day if received after 6:30 a.m. The plaintiffs contend that such practices are deceptive and result in the imposition of excessive finance charges and other penalties to cardholders. The plaintiffs allege that World Financial Bank, through such practices, has violated the federal Fair Credit Billing Act, the federal Truth-In-Lending Act and breached cardholder contracts. The plaintiffs have not specified an amount of damages, but have requested, individually and on behalf of a putative class, monetary and punitive damages for the alleged stated claims and permanent injunctions for alleged statutory violations. The complaint was subsequently amended to include our subsidiary, ADS Alliance Data Systems, Inc., as a defendant. The parties have agreed to a settlement, subject to final acceptance by the court. The terms of the settlement will not have a material impact on us.

Item 2. Changes in Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
2	Purchase and Sale Agreement, dated September 5, 2002, among ADS Alliance data Systems, Inc., Loyalty Management Group Canada, Inc. and Westcoast Energy Inc. carrying on business as Duke Energy Gas Transmission (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2002).
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, filed with the SEC on March 3, 2000, Registration No. 333-94623)
3.2
Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, filed with the SEC on May 7, 2001, Registration No. 333-94623)
3.3
First Amendment to the Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, as amended, Registration No. 333-94623)
3.4
Second Amendment to the Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.4 of the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002)
4	Specimen Certificate for shares of Common Stock of the Registrant. (Incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-1, as amended, Registration No. 333-94623)
10.1
Fifth Amendment to Amended and Restated Credit Agreement, entered into as of May 22, 2002, among the Company, Loyalty Management Group Canada, Inc., the banks party thereto and Harris Trust and Savings Bank as a bank and in its capacity as the administrative agent and collateral agent.
10.2
364-Day Credit Agreement, dated as of May 22, 2002, among the Company and Loyalty Management Group Canada, Inc., the guarantors party thereto, the banks party thereto and Harris Trust and Savings Bank, as administrative agent.
*10.3	Private Label Credit Card Program Agreement between World Financial Network National Bank, Bath & Body Works, Inc. and Tri-State Factoring, Inc., dated as of August 29, 2002.
*10.4	Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria's Secret Direct, LLC, and Far West Factoring Inc., dated as of August 29, 2002.
*10.5	Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria's Secret Stores, Inc., and Lone Mountain Factoring, Inc., dated as of August 29, 2002.

*10.6	Private Label Credit Card Program Agreement between World Financial Network National Bank, Lerner New York, Inc., and Nevada Receivable Factoring, Inc., dated as of August 29, 2002.
*10.7	Private Label Credit Card Program Agreement between World Financial Network National Bank, Express, LLC, and Retail Factoring, Inc., dated as of August 29, 2002.
*10.8	Private Label Credit Card Program Agreement between World Financial Network National Bank, The Limited Stores, Inc., and American Receivable Factoring, Inc., dated as of August 29, 2002.
*10.9	Private Label Credit Card Program Agreement between World Financial Network National Bank, Structure, Inc., and Mountain Factoring, Inc., dated as of August 29, 2002.
*10.10	Private Label Credit Card Program Agreement between World Financial Network National Bank, Henri Bendel, Inc., and Western Factoring, Inc., dated as of August 29, 2002.
*10.11
First Amendment to Amended and Restated Credit Agreement, dated as of July 6, 1999, among Alliance Data Systems Corporation, Loyalty Management Group Canada, Inc., the Banks party thereto and Morgan Guaranty Trust Company of New York.
*10.12	Form of 2001 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by executive officers participating in the restricted stock plan.
*10.13	Form of 2002 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by executive officers participating in the restricted stock plan.
*10.14	Form of Canadian Term Promissory Note for 2001 and 2002 issued to Loyalty Management Group Canada, Inc. by Canadian executive officers participating in the restricted stock plan.
*99.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K:

        On September 5, 2002, we filed with the SEC a Current Report on Form 8-K, dated September 4, 2002. The Current Report on Form 8-K reporting an Item 9. related to the extension of our relationship with Limited Brands through August 2009, and confirming our 2002 guidance and 2003 outlook.

        On September 10, 2002, we filed with the SEC a Current Report on Form 8-K, dated September 5, 2002. The Current Report on Form 8-K relates to our acquisition of the Enlogix Group.

        On October 17, 2002, we filed with the SEC a Current Report on Form 8-K, dated October 16, 2002. The Current Report on Form 8-K relates to our earnings for the third quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
Date: November 12, 2002	By:	/s/ EDWARD J. HEFFERNAN Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 12, 2002	By:	/s/ MICHAEL D. KUBIC Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER
OF
ALLIANCE DATA SYSTEMS CORPORATION

I, J. Michael Parks, Chief Executive Officer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Alliance Data Systems Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ J. MICHAEL PARKS J. Michael Parks Chief Executive Officer

CERTIFICATION OF THE
CHIEF FINANCIAL OFFICER
OF
ALLIANCE DATA SYSTEMS CORPORATION

I, Edward J. Heffernan, Chief Financial Officer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Alliance Data Systems Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ EDWARD J. HEFFERNAN Edward J. Heffernan Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2	Purchase and Sale Agreement, dated September 5, 2002, among ADS Alliance data Systems, Inc., Loyalty Management Group Canada, Inc. and Westcoast Energy Inc. carrying on business as Duke Energy Gas Transmission (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2002).
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, filed with the SEC on March 3, 2000, Registration No. 333-94623)
3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, filed with the SEC on May 7, 2001, Registration No. 333-94623)
3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, as amended, Registration No. 333-94623)
3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant.(Incorporated by reference to Exhibit 3.4 of the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002)
4	Specimen Certificate for shares of Common Stock of the Registrant. (Incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-1, as amended, Registration No. 333-94623)
10.1	Fifth Amendment to Amended and Restated Credit Agreement, entered into as of May 22, 2002, among the Company, Loyalty Management Group Canada, Inc., the banks party thereto and Harris Trust and Savings Bank as a bank and in its capacity as the administrative agent and collateral agent
10.2	364-Day Credit Agreement, dated as of May 22, 2002, among the Company and Loyalty Management Group Canada, Inc., the guarantors party thereto, the banks party thereto and Harris Trust and Savings Bank, as administrative agent
*10.3	Private Label Credit Card Program Agreement between World Financial Network National Bank, Bath & Body Works, Inc. and Tri-State Factoring, Inc., dated as of August 29, 2002.
*10.4	Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria's Secret Direct, LLC, and Far West Factoring Inc., dated as of August 29, 2002.
*10.5	Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria's Secret Stores, Inc., and Lone Mountain Factoring, Inc., dated as of August 29, 2002.
*10.6	Private Label Credit Card Program Agreement between World Financial Network National Bank, Lerner New York, Inc., and Nevada Receivable Factoring, Inc., dated as of August 29, 2002.
*10.7	Private Label Credit Card Program Agreement between World Financial Network National Bank, Express, LLC, and Retail Factoring, Inc., dated as of August 29, 2002.
*10.8	Private Label Credit Card Program Agreement between World Financial Network National Bank, The Limited Stores, Inc., and American Receivable Factoring, Inc., dated as of August 29, 2002.
*10.9	Private Label Credit Card Program Agreement between World Financial Network National Bank, Structure, Inc., and Mountain Factoring, Inc., dated as of August 29, 2002.
*10.10	Private Label Credit Card Program Agreement between World Financial Network National Bank, Henri Bendel, Inc., and Western Factoring, Inc., dated as of August 29, 2002.

*10.11	First Amendment to Amended and Restated Credit Agreement, dated as of July 6, 1999, among Alliance Data Systems Corporation, Loyalty Management Group Canada, Inc., the Banks party thereto and Morgan Guaranty Trust Company of New York.
*10.12	Form of 2001 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by executive officers participating in the restricted stock plan.
*10.13	Form of 2002 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by executive officers participating in the restricted stock plan.
*10.14	Form of Canadian Term Promissory Note for 2001 and 2002 issued to Loyalty Management Group Canada, Inc. by Canadian executive officers participating in the restricted stock plan.
*99.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith