Form 10-K
period 2002-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2003-03-12
CIK 1101215

Use these links to rapidly review the document
ALLIANCE DATA SYSTEMS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ALLIANCE DATA SYSTEMS CORPORATION

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1429215 (I.R.S. Employer Identification No.)
17655 Waterview Parkway, Dallas, Texas (Address of Registrant's Principal Executive Offices)	75252 (Zip Code)

(972) 348-5100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, 74,691,912 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $407.0 million.

        As of February 28, 2003, 74,993,346 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $269.4 million. Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

Documents Incorporated By Reference

        Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

Item No.
Forward-Looking Statements
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
10.	Directors and Executive Officers of the Company
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Controls and Procedures
PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

PART I

Item 1.    Business

Our Company

        We are a leading provider of transaction services, credit services and marketing services in North America. We focus on facilitating and managing electronic transactions between our clients and their customers through multiple distribution channels including in-store, catalog and the Internet. Our credit and marketing services assist our clients in identifying and acquiring new customers, as well as helping to increase the loyalty and profitability of their existing customers. We have a client base in excess of 300 companies, consisting mostly of specialty retailers, petroleum retailers, supermarkets, financial services companies and utilities. We generally have long-term relationships with our clients, with contracts typically ranging from three to five years in duration.

        We are the result of the 1996 merger of two entities acquired by Welsh Carson Anderson & Stowe: J.C. Penney's transaction services business, BSI Business Services, Inc., and Limited Brands, Inc.'s credit card bank operation, World Financial Network National Bank. In June 2001, we concluded the initial public offering of our common stock, which is listed on the New York Stock Exchange. We continue to execute on our growth strategy through a combination of internal growth and acquisitions.

        During 2002, we announced contracts to provide private label credit card services to Crate and Barrel, Pottery Barn and Pottery Barn Kids, Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Stores, Restoration Hardware, Gordmans Inc., and American Signature Home. In August 2002, we extended our client relationships through August 2009 with Limited Brands and its retail affiliates, including The Limited, Victoria's Secret Stores, Victoria's Secret Catalogue, Express, Bath & Body Works, Lerner New York, Henri Bendel and Structure, which includes Express Men's. Limited Brands, indirectly through Limited Commerce Corp., is one of our largest stockholders and, together with its retail affiliates, is our largest client, representing approximately 18.8% of our 2002 consolidated revenue. In December 2002, we extended our client relationship through January 2013 with Brylane's catalog brands, including Chadwick's of Boston, Lane Bryant Catalog, Roaman's, Brylane Home, Brylane Home Kitchen, Lerner Catalog, King Size, Jessica London and La Redoute.

        We signed contract extensions or renewals with Amex Bank of Canada, the retail services division of BMO Bank of Montreal, and Canada Safeway, each a significant sponsor of our AIR MILES® Reward Program, and initiated new sponsor categories with the addition of Manulife Financial and

Northwest Airlines. In January 2002, we acquired Frequency Marketing, Inc., a small marketing services firm that provides resources and technology for the design, implementation and management of loyalty marketing programs. The acquisition added products and services for our loyalty marketing offerings in the United States.

        We extended our utility services relationship for five years with Georgia Natural Gas in December 2002. In September 2002, we entered into a new utility services relationship with an affiliate of Duke Energy in connection with our acquisition of Enlogix Group, formerly wholly-owned subsidiaries of Duke Energy, which provides customer information system services to utilities in Canada. We also signed a multi-year extension to continue as Marathon Ashland Petroleum's exclusive provider of network processing and bankcard settlement.

        Our corporate headquarters are located at 17655 Waterview Parkway, Dallas, Texas 75252, and our telephone number is 972-348-5100.

Our Market Opportunity and Growth Strategy

        Our services are applicable to the full spectrum of commerce opportunities involving companies that sell products and services to individual consumers. We are well positioned to benefit from trends favoring outsourcing and electronic transactions. Many companies, including retailers, petroleum companies and utilities, lack the economies of scale and core competencies necessary to support their own transaction processing infrastructure and credit card and database operations. Companies are also increasingly outsourcing the development and management of their marketing programs. Additionally, the use of card-based forms of payment by consumers in the United States has steadily increased over the past ten years. According to The Nilson Report, consumer expenditures in the United States using card-based systems are expected to grow from 32% of all payments in 2001 to 46% in 2010.

        Our growth strategy is to pursue initiatives to capitalize on our market position and core competencies. Key elements of our strategy are:

  •
  expanding relationships with our base of over 300 clients by offering them integrated transaction processing and marketing services.    We offer our clients products and services that will help them more effectively understand and service their customers and allow them to build and maintain long-term relationships with their customers. By providing services directly to our clients' customers we are able to become an integral part of our clients' business.

  •
  expanding our client base in our existing market sectors.    We will continue focusing on particular markets that are experiencing rapid growth and increasingly utilizing outsourcing, such as transaction and credit services related to our private label programs for retailers, marketing services related to the AIR MILES Reward Program in Canada and transaction services for the utility industry.

  •
  continuing to establish long-term relationships with our clients that result in a stable and recurring revenue base.    We seek to maintain a stable and recurring revenue base by building and maintaining long-term relationships with our clients and entering into contracts that typically extend for three to five years. Most of our services require the payment of monthly charges based on the number of transactions we process, allowing us to generate recurring revenues.

  •
  pursuing focused, strategic acquisitions and alliances to enhance our core capabilities, increase our scale and expand our range of services.    Since our inception we have grown in part through selective acquisitions. We intend to continue to acquire other companies with complementary products, services or relationships to enhance and expand our offering and increase our market share. We also seek to enter into other strategic relationships that extend our customer reach and generate additional revenue.

Products and Services

        Our products and services are centered around three core capabilities—Transaction Services, Credit Services and Marketing Services. We have traditionally marketed and sold our products and services on a stand-alone basis, but increasingly are marketing and selling them on a bundled and integrated basis. Our products and services and target markets are listed below.

Segment	Products and Services	Target Markets
Transaction Services	• Issuer Services	• Specialty Retail
	— Card Processing	• Utility
	— Billing and Payment Processing	• Petroleum Retail
— Customer Care
• Utility Services
— Customer Information System Hosting
— Customer Care
— Billing and Payment Processing
• Merchant Services
— Point-of-Sale Services
— Merchant Bankcard Services
Credit Services	• Private Label Receivables Financing	• Specialty Retail
	— Underwriting and Risk Management	• Petroleum Retail
— Merchant Processing
— Receivables Funding
Marketing Services	• Loyalty Programs	• Specialty Retail
	— AIR MILES Reward Program	• Petroleum Retail
	— One-to-One Loyalty	• Supermarkets
	• Marketing Services	• Financial Services
• Utility

Transaction Services

        We facilitate and manage transactions between our clients and their customers through our scalable processing systems. Our largest clients within this segment include Limited Brands and its retail affiliates, representing approximately 19.8% of this segment's 2002 revenue.

        Issuer Services.    According to The Nilson Report, based on the number of accounts on file, we were the second largest outsourcer of retail private label card programs in the United States in 2001, with over 63.6 million accounts on file. We assist clients in issuing private label credit cards branded with the retailers' name or logo that can be used by customers at the clients' store locations. We also provide service and maintenance to our clients' private label card programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Transaction Services segment performs issuer services for our Credit Services segment in connection with that segment's private label card programs. The inter-segment services accounted for 45.6% of Transaction Services revenue in 2002.

        We have developed a proprietary private label credit card system designed specifically for retailers with the flexibility to make changes to accommodate our clients' specific needs. We have also built into the system marketing tools to assist our clients in increasing sales. We utilize our Quick Credit and On-Line Prescreen products to originate new private label credit card accounts. We believe that these products provide an effective marketing advantage over competing services.

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

        Utility Services.    We believe that we are one of the largest independent service providers of customer information systems for utilities in North America. We provide a comprehensive single source business solution for customer care and billing solutions. We have solutions for both the regulated and de-regulated marketplace. These solutions provide not only hosting of the customer information system, but also customer care and statement generation, focusing on successful acquisition, value enhancement and retention of our clients' customers.

        In both a regulated and de-regulated environment, providers will need more sophisticated and complex billing and customer information systems to effectively compete in the marketplace. We believe that our ability to integrate transaction and marketing services effectively will provide a competitive advantage for us.

        Our current service offering is based on hosting customer information systems that allow us to provide our core service offerings of call center operation, statement generation and payment processing. In addition, we offer customer acquisition and database marketing services.

        Merchant Services.    We are a leading provider of transaction processing services, based on transactions processed, and believe that we are the largest transaction processor to the U.S. petroleum retail industry. Additionally, we have a significant presence in the specialty retail and transportation industries. We have built a network that enables us to process virtually all electronic payment types including credit card, debit card, prepaid card, electronic benefits and fleet and check transactions. In addition to authorization and settlement of transactions, we also provide merchants with on-line, two-way mail messaging between our clients and their individual locations by broadcasting and receiving messages through their terminal devices.

Credit Services

        Through our Credit Services segment we are able to finance and operate private label programs more effectively than a typical retailer can operate a stand-alone program, as we are able to fund receivables through our securitization program to achieve lower borrowing costs while having the infrastructure to support and leverage a variety of portfolio types and a large number of account holders. Through our subsidiary, World Financial Network National Bank, we underwrite the accounts and fund purchases for 52 private label credit clients, representing over 72 million cardholders and over $2.7 billion of receivables as of December 31, 2002. Our clients are predominately specialty retailers, and the largest within this segment include Limited Brands and its retail affiliates, representing 44.5% of this segment's 2002 revenue, and Brylane, representing 22.4% of this segment's 2002 revenue.

        We believe that an effective risk management process is important in both account underwriting and servicing. We use a risk analysis in establishing initial credit limits with cardholders. Because we process a large number of credit applications each year, we use automated proprietary scoring technology and verification procedures to process these applications. Our underwriting process involves the purchase of credit bureau information for each credit applicant. We continuously validate, monitor and maintain the scorecards, and we use the resulting data to ensure optimal risk performance. These models help segment prospects into narrower ranges within each risk score provided by Fair, Isaac and Co., or FICO, allowing us to better evaluate individual credit risk and to tailor our risk-based pricing accordingly. We generally receive a merchant fee for processing sales transactions charged to a private label credit card program for which we provide receivables funding. Processing includes authorization and settlement of the funds to the retailer, net of our merchant discount fee.

        We utilize a securitization program as our primary funding vehicle for private label credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a special purpose entity that then sells them to a master trust. Our Transaction Services segment retains rights to service the securitized accounts. Our securitizations are treated as sales for accounting purposes and, accordingly, the receivable is removed from our balance sheet. We retain an ownership interest in the receivables, which is commonly referred to as a seller's interest, and a residual interest in the trust, which is commonly referred to as an interest only strip. The interest only strip is based on assumptions regarding future payments and credit losses and is subject to volatility that could materially affect our operating results. Both the amount and timing of estimated cash flows are dependent on the performance of the underlying credit card receivables, and actual cash flows may vary significantly from expectations. If payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the carrying value of the interest only strips through a charge against earnings. Limited Brands and its retail affiliates accounted for approximately 32.1% of the receivables in the trust portfolio as of December 31, 2002, and Brylane accounted for approximately 14.7%.

        In November 2002, we completed a $600.0 million offering of five-year asset-backed notes issued as part of our securitization program for World Financial Network National Bank. The notes were issued through the World Financial Network Credit Card Master Note Trust. The notes are rated AAA thru BBB by Standard and Poor's, Moody's and Fitch debt-rating services and are secured by a beneficial interest in a pool of receivables that arise under World Financial Network National Bank's private label credit card accounts.

Marketing Services

        Our clients are focused on targeting, acquiring and retaining loyal and profitable customers. We create and manage marketing programs that result in securing more frequent and sustained customer purchasing. We utilize the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our primary service for this segment is the AIR MILES Reward Program, representing the substantial majority of this segment's 2002 revenue. Our clients within this segment are financial services providers, supermarkets, petroleum retailers and specialty retailers. BMO Bank of Montreal, Canada Safeway, Shell Canada and Amex Bank of Canada were the four largest Marketing Services clients in 2002, responsible for approximately 54.0% of our 2002 Marketing Services revenue. BMO Bank of Montreal represented approximately 28.8% of this segment's 2002 revenue.

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

  Sponsors

        A sponsor enters into an agreement with us to secure exclusive rights for its particular region and product or service category, to reward customers for changing their shopping behavior and to increase sales from collectors. The program has over 100 brand names represented by sponsors, including BMO Bank of Montreal, Canada Safeway, Amex Bank of Canada, Shell Canada, A&P Canada and Sobeys.

  Collectors

        Members of the AIR MILES Reward Program, known as collectors, accumulate AIR MILES reward miles based on their purchasing behavior at sponsor locations. The AIR MILES Reward Program offers a reward structure that provides a quick and easy way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards by shopping at participating sponsors. Using 2000 census data, our active participants represented over 63% of all Canadian households. We have issued over ten billion AIR MILES reward miles since the program's inception in 1992.

  Suppliers

        We enter into supply agreements with suppliers of rewards to the program such as airlines, movie theaters and manufacturers of consumer electronics. We make these reward opportunities available through Air Canada and over 180 other reward suppliers. We make payments to suppliers based on a contractual supply arrangement when a collector redeems AIR MILES reward miles.

        Marketing Services.    In the U.S. we have developed marketing capabilities designed to increase loyal, profitable customers for our clients. Our suite of analytical and profiling tools enable our clients to better understand their customers and optimize opportunities for developing loyal and profitable customer relationships.

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

Protection of Intellectual Property and Other Proprietary Rights

        We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently hold one patent. In addition, we have five patent applications with the U.S Patent and Trademark Office, one international application, and one international application that has entered the national phase in two countries. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we do have applications pending in South American and European countries. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a license agreement with Air Miles International Trading B.V. We believe that our trademarks are important for our branding and corporate identification and marketing of our services in each segment.

Competition

        The markets for our products and services are highly competitive. We compete with data processing companies, credit card issuers and marketing services companies, as well as with the in-house staffs of our current and potential clients.

        Transaction Services.    We are a leading provider of transaction services. Our focus has been on industry segments characterized by companies with large customer bases, detail-rich data and high transaction volumes. Targeting these specific market sectors allows us to develop and deliver solutions that meet the needs of these sectors. This focus is consistent with our marketing strategy for all products and services. Additionally, we believe we effectively distinguish ourselves from other payment processors by providing solutions that help our clients leverage investments they have made in their payment systems by using these systems for electronic marketing programs. Competition in the area of utility services comes primarily from larger, more well-funded and well-established competitors and from companies developing in-house solutions and capabilities.

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

Regulation

        Federal and state laws and regulations extensively regulate the operations of our credit services bank subsidiary, World Financial Network National Bank. Many of these laws and regulations are intended to maintain the safety and soundness of World Financial Network National Bank, and they impose significant restraints on it to which other non-regulated companies are not subject. Because

World Financial Network National Bank is deemed a credit card bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a national bank, World Financial Network National Bank is still subject to overlapping supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

        World Financial Network National Bank must maintain minimum amounts of regulatory capital. If World Financial Network National Bank does not meet these capital requirements, the regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulating framework for prompt corrective action, World Financial Network National Bank must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Under the National Bank Act, if the capital stock of World Financial Network National Bank is impaired by losses or otherwise, we, as the sole shareholder, may be assessed the deficiency. To the extent necessary, if a deficiency in capital still exists, the FDIC may be appointed as a receiver to wind up World Financial Network National Bank's affairs.

        Before World Financial Network National Bank can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, World Financial Network National Bank may only pay dividends to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, World Financial Network National Bank must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that World Financial Network National Bank is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, the authority may require, after notice and hearing, that World Financial Network National Bank cease and desist from the unsafe practice.

        We are limited under Sections 23A and 23B of the Federal Reserve Act in the extent to which we can borrow or otherwise obtain credit from or engage in other "covered transactions" with World Financial Network National Bank, which may have the effect of limiting the extent to which World Financial Network National Bank can finance or otherwise supply funds to us. "Covered transactions" include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in "covered transactions," they do require that we engage in covered transactions with World Financial Network National Bank only on terms and under circumstances that are substantially the same, or at least as favorable to World Financial Network National Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by World Financial Network National Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral. The Federal Reserve Board has proposed new regulations concerning covered transactions that attempt to clarify and expand the foregoing limitations.

        We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, IRS rules and other regulations. Due to the tragic events of September 11, 2001, Congress, the IRS and the bank regulators have focused their attention on banks' monitoring and reporting of suspicious activities.

Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks.

        We are also subject to numerous laws and regulations that are intended to protect consumers, including state law, the Truth in Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. These laws and regulations mandate various disclosure requirements and regulate the manner in which we may interact with consumers. These and other laws also limit finance charges or other fees or charges earned in our activities. We conduct our operations in a manner that we believe excludes us from regulation as a consumer reporting agency under the Fair Credit Reporting Act. If we were deemed a consumer reporting agency, however, we would be subject to a number of additional complex regulatory requirements and restrictions.

        A number of privacy regulations have been implemented in the United States and Canada in recent years. These regulations place many new restrictions on our ability to collect and disseminate customer information.

        Under the Gramm-Leach-Bliley Act, we maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. We also were required to develop an initial privacy notice, and we are required to provide annual privacy notices, to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to "opt out" of any such disclosure.

        In addition to the federal privacy laws with which we must comply, states also have adopted statutes, regulations or other measures governing the collection and distribution of personal information about customers. In some cases these state measures are preempted by federal law, but if not, we make efforts to monitor and comply with individual state privacy laws in the conduct of our business.

        Canada has likewise enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. This Act requires organizations to obtain a consumer's consent to collect, use or disclose personal information. Under this Act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the Act permits personal information to be used only for the purposes for which it was collected. The Province of Quebec has made similar privacy legislation applicable to the private sector in that province since 1994 and other provinces are considering further privacy legislation. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with the law.

Employees

        As of December 31, 2002, we had approximately 6,500 employees in the United States, Canada and New Zealand. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Audit Committee Pre-Approval

        Our audit committee has resolved to pre-approve all audit and non-audit services to be performed for us by our independent auditors, Deloitte & Touche LLP. Non-audit services that have received pre-approval include tax preparation, tax consultation and advice, assistance with our securitization program, review and support for securities issuances and acquisition assistance.

Available Information

        We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC's web site at www.sec.gov. No information from this web page is incorporated by reference herein. Our web site is www.alliancedatasystems.com. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee and executive committee charters, and our corporate governance guidelines on our web site.

Risk Factors

Risks Related to General Business Operations

Our ten largest clients were responsible for 55.5% of our consolidated revenue last year, and the loss of any of these clients could cause a significant drop in our revenue.

        We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients were responsible for approximately 55.5% of our consolidated revenue during the year ended December 31, 2002, with Limited Brands and its retail affiliates representing approximately 18.8% of our 2002 consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision to either utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

        Transaction Services.    Our 10 largest clients in this segment were responsible for approximately 61.6% of our Transaction Services revenue in 2002. Limited Brands and its retail affiliates were the largest Transaction Services client in 2002, representing approximately 19.8% of this segment's 2002 revenue, and Brylane, our second largest Transaction Services client, was responsible for approximately 10.0% of this segment's 2002 revenue. Our contracts with Limited Brands and its retail affiliates expire in 2009, and our contracts with Brylane expire in 2013. Equiva Services, LLC, which is the service provider to Shell-branded locations in the United States, was responsible for approximately 3.1% of this segment's 2002 revenue, or 1.9% of our overall 2002 consolidated revenue. Through our Equiva relationship, we were responsible for processing credit and debit card transactions at Shell gas stations in the United States through our point-of-sale terminals. Our contract with Equiva expired in December 2002. We do not believe that the loss of Equiva will have a material adverse effect on our results of operations.

        Credit Services.    Our two largest clients in this segment were responsible for approximately 66.9% of our Credit Services revenue in 2002. Limited Brands and its retail affiliates were responsible for approximately 44.5%, and Brylane was responsible for approximately 22.4% of our Credit Services revenue in 2002. Our contracts with Limited Brands and its retail affiliates expire in 2009, and our contracts with Brylane expire in 2013.

        Marketing Services.    Our 10 largest clients in this segment were responsible for approximately 68.2% of our Marketing Services revenue in 2002. BMO Bank of Montreal, Canada Safeway, Shell Canada and Amex Bank of Canada were the four largest Marketing Services clients in 2002, responsible for approximately 54.0% of our 2002 Marketing Services revenue. BMO Bank of Montreal represented approximately 28.8% of this segment's 2002 revenue. Our contract with Shell Canada expires on July 31, 2003.

Our largest client, Limited Brands, is an affiliate of a significant stockholder, holds two positions on our board of directors, and as a result it has the ability to influence our corporate affairs in a manner that could be inconsistent with the best interests of our other stockholders.

        Eight of our clients are retail affiliates of Limited Commerce Corp., our second largest stockholder and a wholly owned subsidiary of Limited Brands. Limited Brands, together with its retail affiliates, is our largest client. Limited Commerce Corp. beneficially owned approximately 19.6% of our common stock as of February 28, 2003, and, through a stockholders agreement, has the right to designate up to two members of our board of directors. As a significant stockholder with board representation, Limited Brands, unlike our other clients, is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The interests of Limited Brands may not be aligned with the interests of our company or other stockholders. Limited Brands could use its influence as a major client and large stockholder to negotiate contracts with us that have terms that are more favorable to Limited Brands than could be obtained by unaffiliated retailers. In addition, Limited Brands could use its influence and could act to hinder our ability to enter into contracts with its competitors.

Competition in our industry is intense and we expect it to intensify.

        The markets for our products and services are highly competitive, and we expect competition to intensify in each of those markets. Many of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. We cannot assure you that we will be able to compete successfully against our current and potential competitors.

The markets for the services that we offer may fail to expand or may contract and this could negatively impact our growth and profitability.

        Our growth and continued profitability rely on acceptance of the services that we offer. If demand for transaction, credit or marketing services decreases, the price of our common stock could fall and you could lose value in your investment. Loyalty and database marketing strategies are relatively new to retailers, and we cannot guarantee that merchants will continue to use these types of marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if our customers make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or other reasons could have a material adverse effect on our growth and revenue.

We cannot assure you that we will effectively integrate acquisitions or realize their full benefits, and future acquisitions may result in dilutive equity issuances or increases in debt.

        We expect to continue to seek selective acquisitions as an element of our growth strategy. If we are unable to successfully integrate completed or any future acquisitions, we may incur substantial costs and delays or other operational, technical or financial problems, any of which could harm our business and impact the trading price of our common stock. In addition, the failure to successfully integrate any future acquisition may divert management's attention from our core operations or could harm our ability to timely meet the needs of our customers. To finance future acquisitions, we may need to raise funds either by issuing equity securities or incurring debt. If we issue additional equity securities, such sales could reduce the current value of our stock by diluting the ownership interest of our stockholders.

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

Loss of data center capacity, interruption of telecommunication links, or inability to utilize propriety software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

        Our ability to protect our data centers against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use software licensed to us could adversely affect our ability to meet our clients' needs and their confidence in utilizing us for future services.

As a result of our significant Canadian operations, our reported financial information will be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars.

        A significant portion of our Marketing Services revenue is derived from our Loyalty Group operations in Canada, which transacts business in Canadian dollars. Therefore, our reported financial information from quarter-to-quarter will be affected by changes in the exchange rate between the U.S. and Canadian dollars over the relevant periods.

Our hedging activity subjects us to off-balance sheet counter-party risks relating to the creditworthiness of the commercial banks with whom we enter into hedging transactions.

        In order to execute our hedging strategies, we have entered into interest rate and foreign currency derivative contracts with commercial banks. These banks are otherwise known as counter-parties. It is our policy to enter into such contracts with counter-parties that are deemed to be creditworthy. However, if macro or micro economic events were to negatively impact the respective banks, the banks might not be able to honor their obligations and we might suffer a loss.

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

Risks Particular to Transaction Services

The pace of deregulation in the utility sector may not continue as we have predicted.

        The pace of deregulation may slow, thereby creating fewer opportunities for the types of services we provide. If the pace of deregulation were to slow, we would increase our focus on regulated activities, which have traditionally been less open to outsourcing.

Competition in our segment is intense and we expect it to intensify.

        The utilities market for outsourced billing and customer care is highly competitive, and we expect competition to intensify from larger, more well-funded and well-established companies. Increased competition could result in contracts with lower margins.

Risks Particular to Credit Services

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

        Since January 1996, we have sold substantially all of the credit card receivables originated by our private label credit card bank, World Financial Network National Bank, to WFN Credit Company, LLC, who then sold them to World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust as part of our securitization program. This securitization program is the primary vehicle through which World Financial Network National Bank finances our private label credit card receivables. If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired. World Financial Network National Bank's ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

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

        Once World Financial Network National Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables' performance and the continued solvency of the retailer where the underlying sales were generated. In the event such a covenant or other similar covenant is breached, an early amortization event could be declared, in which case the trustee for the securitization trust would retain World Financial Network National Bank's interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Network National Bank, until such time as the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables.

Increases in net charge-offs beyond our current estimates could have a negative impact on our operating income and profitability.

        The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower's balance being charged-off as uncollectible. We rely principally on the customer's creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs beyond historical levels will reduce the net spread available to us from the securitization master trust and could result in a reduction in finance charge income or a write-down of the interest only strip. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses among consumers. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of credit card receivables and the average age of our various credit card account portfolios. The average age of credit card receivables affects the stability of delinquency and loss rates of the portfolio. At December 31, 2002, 47.7% of the total number of our securitized accounts with outstanding balances and 41.3% of the amount of our outstanding securitized loans were less than 24 months old. For 2002, our securitized net charge-off ratio was 7.4% compared to 8.4% for 2001 and 7.6% for 2000. We cannot assure you that our pricing strategy can offset the negative impact on profitability caused by increases in delinquencies and losses. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us and the value of our net retained interests in loans that we sell though securitizations.

Changes in the amount of payments and defaults by cardholders on credit card balances may cause a decrease in the estimated value of interest only strips.

        The estimated fair value of interest only strips depends upon the anticipated cash flows of the related credit card receivables. A significant factor affecting the anticipated cash flows is the rate at which the underlying principal of the securitized credit card receivables is reduced. Other assumptions used in estimating the value of the interest only strips include estimated future credit losses and a discount rate commensurate with the risks involved. The rate of cardholder payments or defaults on credit card balances may be affected by a variety of economic factors, including interest rates and the availability of alternative financing, most of which are not within our control. A decrease in interest rates could cause cardholder payments to increase, thereby requiring a write down of the interest only strips. If payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the estimated value of the interest only strips through a charge against earnings.

Interest rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

        An increase in market interest rates could reduce the amount we realize from the spread between the yield on our assets and our cost of funding. A rise in market interest rates may indirectly impact the payment performance of consumers or the value of, or amount we could realize from the sale of, interest only strips. At December 31, 2002, approximately 3.4% of our outstanding debt, including the off-balance sheet debt of our securitization program, was subject to fixed rates with a weighted average interest rate of 6.6%. An additional 70.0% of our outstanding debt at December 31, 2002 was locked at an effective interest rate of 5.5% through interest rate swap agreements and treasury locks with notional amounts totaling $1.7 billion. Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in a decrease to pretax income of approximately $2.5 million. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

We expect growth in our credit services segment to result from new and acquired private label card programs whose credit card receivable performance could result in increased portfolio losses and negatively impact our net retained interests in loans securitized.

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

        Our bank subsidiary, World Financial Network National Bank, is a limited purpose credit card bank. The Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, insures the deposits of World Financial Network National Bank. World Financial Network National

Bank is not a "bank" as defined under the Bank Holding Company Act because it is in compliance with the following requirements:

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

        If World Financial Network National Bank failed to meet the credit card bank criteria described above, World Financial Network National Bank would be a "bank" as defined by the Bank Holding Company Act, subjecting us to regulation under the Bank Holding Company Act. Being deemed a bank holding company could significantly harm us, as we could be required to either divest any activities deemed to be non-banking activities or cease any activities not permissible for a bank holding company and its affiliates. While the consequences of being subject to regulation under the Bank Holding Company Act would be severe, we believe that the risk of becoming subject to such regulation is minimal as a result of the precautions we have taken in structuring our business.

Risks Particular to Marketing Services

Air Canada is the dominant air carrier in Canada and the primary supplier of airline tickets for our AIR MILES Reward Program. Our costs may increase if we are unable to extend our current pricing arrangements with Air Canada, and we may not be able to meet the needs of our collectors if the seating capacity made available to us by Air Canada is inadequate to meet our collectors' demands.

        Our supply agreement with Air Canada, which expires on December 31, 2004, limits our guaranteed seating capacity and right to purchase tickets at negotiated rates in 2003 and 2004 to itineraries that include routes on which Air Canada is the only air carrier providing daily direct service on large aircraft. These itineraries tend to be less frequently requested by collectors. Air Canada continues to provide us with seating capacity well in excess of guaranteed levels on all its routes and continues to allow us to purchase tickets at negotiated rates on all its routes; however, if we are unable to negotiate an extension of these arrangements, we may be required to pay more for tickets from Air Canada than the negotiated rates or to purchase tickets from other airlines. Tickets from other airlines could be more expensive than a comparable ticket under the Air Canada supply agreement, and the routes offered by the other airlines may be inconvenient or undesirable to the redeeming collectors. As a result, we would experience higher air travel redemption costs than we experienced in 2002 while at the same time collector satisfaction with the AIR MILES Reward Program may be adversely affected by requiring travel on other carriers on certain routes.

If actual redemptions by collectors of AIR MILES reward miles are greater than expected, our profitability could be adversely affected.

        A portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of unredeemed reward miles is known as "breakage" in the loyalty industry. While our AIR MILES reward miles currently do not expire, we experience breakage when reward miles are not redeemed by collectors for a number of reasons, including:

  •
  loss of interest in the program or sponsors;

  •
  collectors moving out of the program area; and

  •
  death of a collector.

        If actual redemptions are greater than our estimates, our profitability could be adversely affected due to the cost of the excess redemptions.

We face increased competition from Aeroplan, Air Canada's proprietary frequent flyer program.

        In January 2003, Air Canada announced the sale of a 35% equity interest in Aeroplan to Onex Corporation on terms that would enhance Aeroplan's ability to compete with our AIR MILES Reward Program through access to increased funding and other resources. As a result, we may experience greater competition in attracting and retaining sponsors in our AIR MILES Reward Program.

The loss of our most active AIR MILES reward miles collectors could negatively impact our growth and profitability.

        Our most active AIR MILES reward miles collectors represent a disproportionately large percentage of our AIR MILES Reward Program revenue. We estimate that over half of the AIR MILES Reward Program revenues for 2003 will be derived from our most active AIR MILES reward miles collectors. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors and loyalty partners. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive.

Airline or travel industry disruptions, such as an airline insolvency, could negatively affect the AIR MILES Reward Program, our revenues and profitability.

        Air travel is one of the appeals of the AIR MILES Reward Program to collectors. As a result of airline insolvencies and restructurings, we may experience service disruptions that prevent us from fulfilling collectors' flight redemption requests. As a result of airline or travel industry disruptions, such as resulted from the catastrophic events of September 11, 2001, some collectors could determine that air travel is too dangerous or, given new airport regulations, too burdensome. Consequently, collectors might forego redeeming points for air travel and therefore might not participate in the AIR MILES Reward Program to the extent they previously did, which could adversely affect our revenue from the program. A reduction in collector use of the program could impact our ability to attract new sponsors and loyalty partners and to generate revenue from current sponsors and loyalty partners.

        Air Canada faces substantial debt maturities in 2003 and 2004 as well as increasing competition from airline competitors. If Air Canada were to become insolvent, we could experience service disruptions that would adversely affect our ability to fulfill collector flight redemption requests and lead to higher air travel redemption costs.

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

        The federal Gramm-Leach-Bliley Act makes it more difficult to collect and use information that has been legally available and may increase our costs of collecting some data. Regulations under this act give cardholders the ability to "opt out" of having information generated by their credit card purchases shared with other parties or the public. Our ability to gather and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to "opt out," thereby precluding us from using their data. Under the regulations, we generally are required to refrain from sharing data generated by our new cardholders until such cardholders are given the opportunity to "opt out."

        The Personal Information Protection and Electronic Documents Act enacted in Canada requires organizations to obtain a consumer's consent to collect, use or disclose personal information. Under this Act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the Act permits personal information to be used only for the purposes for which it was collected. The Loyalty Group allows its customers to voluntarily "opt out" from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in more customers "opting out" at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus mile offers and therefore would collect fewer AIR MILES reward miles.

Risks Related to Our Company

Some of our stockholders currently own a significant amount of our common stock. These stockholders may have interests that conflict with yours and would be able to control the election of directors and the approval of significant corporate transactions, including a change in control.

        Limited Commerce Corp. and the affiliated entities of Welsh Carson beneficially owned approximately 19.6% and 58.3%, respectively, of our outstanding common stock as of February 28, 2003. Through a stockholders agreement, Limited Commerce Corp. has the right to designate up to two members of our board of directors and Welsh Carson has the ability to designate up to three members of our board of directors. As a result, these stockholders are able to exercise significant influence over, and in most cases control, matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. Limited Commerce Corp. and Welsh Carson may have interests that conflict with the interests of our company or other stockholders. Their continued concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless they approve the acquisition.

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

        We may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. As of February 28, 2003, we had an aggregate of 113,253,654 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have also reserved 10,253,000 shares of our common stock for issuance under our stock option and restricted stock plans and employee stock purchase plan, of which 7,500,891 shares are issuable upon vesting of restricted stock awards and upon exercise of options granted as of February 28, 2003, including options to purchase approximately 3,545,122 shares exercisable as of February 28, 2003 or that will become exercisable within 60 days after February 28, 2003. We have reserved 1,500,000 shares of our common stock for issuance under our 401(k) and Retirement Savings Plan. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock and dilute the percentage ownership held by our stockholders. In addition, sales of a substantial number of shares of common stock by Limited Commerce Corp. or Welsh Carson, or the perception that such sales could occur, could also adversely affect prevailing market prices of our common stock.

Item 2.    Properties

        We have several facilities throughout the United States, Canada, and New Zealand. As of December 31, 2002, we lease over 33 general office properties, comprising over 1.7 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Dallas, Texas	Corporate, Transaction Services	230,061	October 10, 2010
Dallas, Texas	Corporate	61,750	July 31, 2007
Dallas, Texas	Transaction Services	247,618	July 31, 2009
San Antonio, Texas	Transaction Services	67,540	October 31, 2007
Columbus, Ohio	Credit Services	103,161	January 1, 2008
Westerville, Ohio	Credit Services	100,800	May 31, 2006
Toronto, Ontario, Canada	Marketing Services	137,141	September 16, 2007

        We believe our current and proposed facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.    Legal Proceedings

        From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations.

        On November 16, 2000, in the United States District Court, Southern District of Florida, Miami Division, a group of World Financial Network National Bank cardholders filed a putative class action complaint against World Financial Network National Bank. The plaintiffs, individually and on behalf of all others similarly situated, commenced the action alleging that World Financial Network National Bank engaged in a systematic program of false, misleading, and deceptive practices to improperly bill and collect consumer debts from thousands of cardholders, stemming from World Financial Network National Bank's alleged practices involved in calculating finance charges and in crediting cardholder payments on the next business day if received after 6:30 a.m. The parties agreed to a settlement, which did not have a material impact on us, and the case was dismissed with prejudice on November 27, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        In June 2001, we completed the initial public offering of our common stock at a price of $12.00 per share. Our common stock is listed on the New York Stock Exchange and trades under the symbol "ADS." The following table sets forth for the periods indicated the high and low composite per share closing sales prices as reported by the New York Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2001
Second quarter (June 8 to June 30)	$15.11	$12.86
Third quarter	16.75	11.35
Fourth quarter	19.15	14.33
Fiscal Year Ended December 31, 2002
First quarter	25.14	17.51
Second quarter	25.95	20.45
Third quarter	25.15	14.08
Fourth quarter	21.00	13.85

        As of February 28, 2003, the closing price of our common stock was $16.60, there were 74,993,346 shares of our common stock outstanding, and there were approximately 70 holders of record of our common stock.

        We have never declared or paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant. In addition, under the terms of our credit facilities, we cannot declare or pay dividends or return capital to our common stockholders, and we are restricted in the amount of any other distribution, payment or delivery of property or cash to our common stockholders.

Item 6.    Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

        Prior to December 31, 1998, our fiscal year was based on a 52/53 week fiscal year ending on the Saturday closest to January 31. We have since changed our fiscal year end to December 31. Fiscal 1998 represents the eleven month period ended December 31, 1998. The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. This information was derived from our consolidated financial statements that were audited by Deloitte & Touche LLP. You should read the following historical financial information along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K, including the financial statements and related notes that are included in this Form 10-K.

	Eleven months ended December 31, 1998	Year ended December 31,
		1999	2000	2001	2002
	(amounts in thousands, except per share amounts)
Income statement data
Total revenue	$410,913	$583,082	$678,195	$777,351	$871,451
Cost of operations	335,804	466,856	547,985	603,493	668,231
General and administrative	17,589	35,971	32,201	45,431	56,097
Depreciation and other amortization	8,270	16,183	26,265	30,698	41,768
Amortization of purchased intangibles	43,766	61,617	49,879	43,506	24,707

Total operating expenses	405,429	580,627	656,330	723,128	790,803

Operating income	5,484	2,455	21,865	54,223	80,648
Other expenses	—	—	2,477	5,000	—
Fair value loss on interest rate derivative	—	—	—	15,131	12,017
Interest expense	27,884	42,785	38,870	30,097	21,215

Income (loss) from continuing operations before income taxes, discontinued operations and extraordinary item	(22,400)	(40,330)	(19,482)	3,995	47,416
Income tax expense (benefit)	(4,708)	(6,538)	1,841	11,612	20,671

Income (loss) from continuing operations before discontinued operations and extraordinary item	(17,692)	(33,792)	(21,323)	(7,617)	26,745
Income (loss) from discontinued operations, net of taxes	(300)	7,688	—	—	—
Loss on disposal of discontinued operations, net of taxes	—	(3,737)	—	—	—
Extraordinary item, net	—	—	—	(615)	(542)

Net income (loss)	$(17,992)	$(29,841)	$(21,323)	$(8,232)	$26,203

Income (loss) per share from continuing operations—basic (before extraordinary item)	$(0.42)	$(0.78)	$(0.60)	$(0.17)	$0.36

Income (loss) per share from continuing operations—diluted (before extraordinary item)	$(0.42)	$(0.78)	$(0.60)	$(0.17)	$0.35

Net income (loss) per share—basic	$(0.43)	$(0.70)	$(0.60)	$(0.18)	$0.35

Net income (loss) per share—diluted	$(0.43)	$(0.70)	$(0.60)	$(0.18)	$0.34

Weighted average shares used in computing per share amounts—basic	41,729	47,498	47,538	64,555	74,422

Weighted average shares used in computing per share amounts—diluted	41,729	47,498	47,538	64,555	76,696

	Eleven months ended December 31, 1998	Year ended December 31,
		1999	2000	2001	2002
	(amounts in thousands)
Calculation of Operating EBITDA(1)
Operating income	$5,484	$2,455	$21,865	$54,223	$80,648
Depreciation and other amortization	8,270	16,183	26,265	30,698	41,768
Amortization of purchased intangibles	43,766	61,617	49,879	43,506	24,707

EBITDA	57,520	80,255	98,009	128,427	147,123
Plus change in deferred revenue	20,729	91,149	40,845	39,363	30,515
Less change in redemption settlement assets	(11,838)	(63,472)	(18,357)	1,677	(15,963)

Operating EBITDA	$66,411	$107,932	$120,497	$169,467	$161,675

Other financial information
Cash flows from operating activities	$9,311	$251,638	$87,183	$168,255	$127,762
Cash flows from investing activities	(145,386)	(309,451)	(24,457)	(190,982)	(192,603)
Cash flows from financing activities	163,282	74,929	1,144	32,497	(15,999)
Segment operating data
Statements generated	117,672	132,817	127,217	131,253	138,669
Transactions processed/core transactions processed in 2002	1,073,040	1,839,857	2,519,535	2,754,105	1,660,374 (2)
Credit sales	$2,866,062	$3,132,520	$3,685,069	$4,050,554	$4,924,952
Average securitized portfolio	$1,905,927	$2,004,827	$2,073,574	$2,197,935	$2,408,444
AIR MILES reward miles issued	611,824	1,594,594	1,927,016	2,153,550	2,348,133
AIR MILES reward miles redeemed	158,281	529,327	781,823	984,926	1,259,951
	As of December 31,
	1998	1999	2000	2001	2002
	(amounts in thousands)
Balance sheet data
Cash and cash equivalents	$47,036	$56,546	$116,941	$117,535	$30,439
Seller's interest and credit card receivables, net	139,458	150,804	137,865	128,793	147,899
Redemption settlement assets, restricted	70,178	133,650	152,007	150,330	166,293
Intangible assets, net	105,397	101,846	72,953	76,886	76,774
Goodwill, net	257,400	391,763	371,596	415,111	438,608
Total assets	1,091,008	1,301,263	1,421,179	1,477,218	1,453,418
Short-term debt	98,484	—	—	—	—
Deferred revenue—service and redemption	158,192	249,341	290,186	329,549	360,064
Certificates of deposit and other receivables funding debt	49,500	116,900	139,400	120,800	96,200
Credit facilities, subordinated debt and other	332,000	318,236	296,660	189,625	196,711
Total liabilities	796,203	921,791	1,058,788	971,490	910,680
Series A preferred stock	—	119,400	119,400	—	—
Total stockholders' equity	294,805	260,072	242,991	505,728	542,738

(1)
Operating EBITDA is equal to operating income plus depreciation and amortization and the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use it to monitor compliance with the financial covenants in our amended credit agreement, such as debt-to-operating EBITDA, interest coverage ratios and minimum operating EBITDA. We also use operating EBITDA as an integral part of our internal reporting to measure performance and liquidity. In addition, operating EBITDA eliminates the uneven effect across all segments of considerable amounts of non-cash amortization of purchased intangibles recognized in business combinations accounted for under the purchase method. Operating EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, operating EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The operating EBITDA measures presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies.

(2)
Core transactions processed in 2002 reflect the previously announced pruning of non-core low margin accounts in 2002, and accordingly only includes transactions processed for continuing customers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading provider of transaction services, credit services and marketing services in North America. We focus on facilitating and managing electronic transactions between our clients and their customers. We operate in three business segments: Transaction Services, Credit Services and Marketing Services.

        Transaction Services.    Transaction Services is our largest segment accounting for approximately one half of the Company. The Transaction Services segment primarily generates revenue based on the number of transactions processed, statements generated and customer calls handled. Statements generated and transactions processed are the two primary drivers of revenue for this segment.

  •
  Statements Generated:    This driver represents the number of statements generated for our private label and utility clients. Although we are paid for other services such as remittance processing and customer care, statements generated represents the approximate number of active accountholders.

  •
  Transactions Processed:    This driver represents the number of electronic payments processed in merchant services, including credit card, debit card, prepaid card, electronic benefits and fleet and check transactions, and represents approximately one quarter of this segment's revenue. We are typically paid by our clients for each transaction processed.

        Credit Services.    Credit Services accounts for approximately one quarter of the Company. The Credit Services segment primarily generates revenue from servicing fees from our securitization trusts, merchant discount fees, and net finance charges. Private label credit sales and average securitized portfolio are the two primary drivers of revenue for this segment.

  •
  Private Label Credit Sales:    This driver represents the dollar value of private label card sales that occur at our clients' point of sale terminals, catalogs or web sites. We are paid a percentage of these sales, referred to as merchant discount, from the retailers that utilize our private label program. Private label credit sales typically lead to higher portfolio balances as cardholders finance their purchases through our bank.

  •
  Average Securitized Portfolio:    This represents the average balance of outstanding receivables from our cardholders that have been securitized. Customers are assessed a finance charge based on their outstanding balance at the end of a billing cycle. There are many factors that drive the outstanding balances such as payment rates, charge-offs, recoveries and delinquencies. Management actively monitors all of these factors. Generally we securitize our receivables, which results in a sale for accounting purposes and effectively removes them from our balance sheet to one of our securitization trusts.

        Marketing Services.    Marketing services is represented primarily by our AIR MILES Reward Program, which we believe to be the largest loyalty program in Canada. We primarily collect fees from our clients based on the number of AIR MILES reward miles issued and in limited circumstances the number of AIR MILES reward miles redeemed. All of the fees collected for AIR MILES reward miles issued are deferred and recognized over time. AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of revenue for this segment, and as a result they are both indicators of the success of the program. These two drivers are also important in the revenue recognition process.

  •
  AIR MILES Reward Miles Issued:    The number of AIR MILES reward miles issued depends upon the buying activity of the collectors at our participating sponsors. The fees collected from sponsors for the issuance of AIR MILES reward miles represents future revenue and earnings for us.

  •
  AIR MILES Reward Miles Redeemed:    A majority of the revenue we recognize in this segment is derived from the redemptions of AIR MILES reward miles by collectors. Redemptions also show that collectors are attaining the rewards that are offered through our programs.

Discussion of Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting policies that are described in the Notes to the Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates that are deemed critical to the determination of operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management's most subjective judgments. The most critical accounting policies and estimates are described below.

        Securitization of credit card receivables.    We utilize a securitization program to finance substantially all of the credit card receivables that we underwrite. Our securitization trusts allow us to sell credit card receivables to the trusts on a daily basis. We use off-balance sheet securitization for its lower cost of funds and more efficient use of capital. In a securitization transaction, we sell credit card receivables originated by our Credit Services segment to a trust and retain servicing rights to those receivables, an equity interest in the trust, and an interest in the receivables. The securitization trusts are deemed to be qualifying special purpose entities under accounting principles generally accepted in the United States ("U.S. GAAP") and are appropriately not included in our Consolidated Financial Statements. Our interest in the trusts is represented on our consolidated balance sheet as seller's interest, our interest in the receivables, and due from securitizations, our retained interests and credit enhancement components.

        In turn, the trusts issue bonds in the capital markets and notes in private transactions. The proceeds from the debt are used to fund the receivables, while cash collected from cardholders is used to finance new receivables and repay borrowings and related borrowing costs. The excess spread is remitted to us as finance charges, net.

        Our retained interest, often referred to as an interest only strip, is recorded at fair value. The fair value of our interest only strip represents the present value of the anticipated cash flows we have retained over the estimated outstanding period of the receivables. This anticipated excess cash flow consists of the excess of finance charges and past-due fees net of the sum of the return paid to bond holders, estimated contractual servicing fees and credit losses. Because there is not a highly liquid market for these assets, we estimated the fair value of the interest only strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the interest only strip. The estimated market assumptions are applied based upon the underlying loan portfolio grouped by loan types, terms, credit quality, interest rates and geographic location, which are the predominant characteristics that affect payment and default rates.

        Changes in the fair value of the interest only strip are reflected in financial statements as additional gains related to new receivables originated and securitized or other comprehensive income related to mark to market changes. In recording and accounting for interest only strip, we made assumptions about rates of payments and defaults, which we believe reasonably reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the interest only strip could be impaired and the decline in the fair value recorded in earnings. Further sensitivity information is provided in the Notes to the Consolidated Financial Statements. The interest only strip is equal to between 1.75% and 2.25% of average securitized receivables.

        AIR MILES Reward Program.    Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received based on issuance is deferred. We allocate the proceeds from issuances of AIR MILES reward miles into two components based on the relative fair value of the related element:

  •
  Redemption element.    The redemption element is the larger of the two components. For this component, we recognize revenue at the time an AIR MILES reward mile is redeemed, or, for those AIR MILES reward miles that we estimate will go unredeemed by the collector base, known as "breakage," over the estimated life of an AIR MILES reward mile. The total amount of deferred revenue related to the redemption element is shown on the balance sheet as "Deferred Revenue—Redemption."

  •
  Service element.    For this component, which consists of marketing and administrative services provided to sponsors, we recognize revenue pro rata over the estimated life of an AIR MILES reward mile. The total amount of deferred revenue related to the service element is shown on the balance sheet as "Deferred Revenue—Service."

        Under certain of our contracts, a portion of the proceeds is paid to us at the issuance of AIR MILES reward miles and a portion is paid at the time of redemption. Under such contracts the proceeds received at issuance are initially deferred as service revenue and the revenue and earnings are recognized pro rata over the estimated life of an AIR MILES reward mile.

        The amount of revenue ultimately recognized is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life is actively monitored by management and subject to external influences that may cause actual performance to differ from estimates. The estimated life of an AIR MILES reward mile is 42 months and has not changed in 2002.

        We believe that the issuance and redemption of AIR MILES reward miles is influenced by the nature and volume of sponsors, the type of rewards offered, the overall health of the Canadian economy, the nature and extent of AIR MILES promotional activity in the marketplace and the extent of competing loyalty programs. These influences will primarily affect the average life of an AIR MILES reward mile. The shortening of the life of an AIR MILES reward mile will accelerate the recognition of revenue and may affect the breakage rate. As of December 31, 2002, we had $360.1 million in deferred revenue that will be recognized in the future.

Inter-Segment Sales

        Our Transaction Services segment performs card processing and servicing activities related to our Credit Services segment. For this, our Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for our Transaction Services segment. Inter-segment sales are eliminated upon consolidation.

Use of EBITDA and Operating EBITDA

        We evaluate operating performance based on several factors, one of which is operating income plus depreciation and amortization, or "EBITDA." EBITDA is presented because it is an integral part of our internal reporting and performance evaluation for senior management. EBITDA eliminates the uneven effect across all segments of considerable amounts of non-cash amortization of purchased intangibles recognized in business combinations accounted for under the purchase method. In addition, we use operating EBITDA to monitor compliance with the financial covenants in our amended credit agreement such as debt-to-operating EBITDA, interest coverage ratios and minimum operating EBITDA. We also use operating EBITDA to measure performance and liquidity. EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The EBITDA and operating EBITDA measures presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies.

Results of Operations

Year ended December 31, 2001 compared to the year ended December 31, 2002

	Year ended December 31,
	Revenue		EBITDA		Operating income
	2001	2002	2001	2002	2001	2002
	(amounts in thousands)
Transaction Services	$503,178	$538,361	$70,066	$76,772	$25,351	$32,145
Credit Services	289,420	342,132	29,159	37,911	25,689	31,187
Marketing Services	201,651	236,584	29,202	32,440	3,183	17,316
Other and eliminations	(216,898)	(245,626)	—	—	—	—

Total	$777,351	$871,451	$128,427	$147,123	$54,223	$80,648

        Revenue.    Total revenue increased $94.1 million, or 12.1%, to $871.5 million for 2002 from $777.4 million for 2001. The increase was due to a 7.0% increase in Transaction Services revenue, an 18.2% increase in Credit Services revenue and a 17.3% increase in Marketing Services revenue as follows:

  •
  Transaction Services.    Transaction Services revenue increased $35.2 million, or 7.0%, primarily due to increases in the generation of statements and in the revenue per statement generated, partially offset by a decrease in transactions processed. The increase in statements generated includes a change in the mix of statements generated. During 2002, utility services statements increased 130.8%, while serviced-only private label statements declined 72.8%. The increase in the number of statements generated by utility services was led by a full year of statements for Georgia Natural Gas and Puget Sound Energy. The decline in serviced-only private label is associated with the deconversion of Charming Shoppes, which led to a decrease in statements generated in the first half of the year. Full service private label statements generated increased 7.5%, primarily due to the addition of Pottery Barn, Restoration Hardware, Crate & Barrel, and Ann Taylor during 2002. In addition, the increase in utility services and full service private label statements led to an increase in revenue per statement of 12.0%. The decrease in transactions processed was the result of pruning of non-core accounts, which led to a decrease in merchant services revenue in the third and fourth quarters of 2002.

  •
  Credit Services.    Credit Services revenue increased $52.7 million, or 18.2%, due to increases in merchant discount fees, servicing fees and finance charges, net. Servicing fee income increased by $5.3 million, or 12.9%, during 2002 due to an increase in the average outstanding balance of the securitized credit card receivables. Finance charges, net, increased $35.2 million, or 20.9%, during 2002 as a result of a 9.6% higher average outstanding securitized portfolio. The net yield on our retail portfolio for 2002 was approximately 40 basis points higher than in 2001. The increase in the net yield is largely related to lower net charge-offs in 2002, in addition to lower financing costs. The increase in merchant discount fees is related to the 21.6% increase in private label credit sales.

  •
  Marketing Services.    Marketing Services revenue increased $34.9 million, or 17.3%, primarily due to an increase in redemption revenue related to a 27.9% increase in the redemption of AIR MILES reward miles. Additionally, services revenue increased 10.8% as a result of a 9.0% increase in the number of AIR MILES reward miles issued and the corresponding recognition of deferred revenue balances. As a result of the increased issuance activity, our deferred revenue balance increased 9.3% to $360.1 million at December 31, 2002 from $329.5 million at December 31, 2001.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $75.4 million, or 11.6%, to $724.3 million for 2002 from $648.9 million for 2001. Total EBITDA margin increased to 16.9% for 2002 from 16.5% for 2001. The increase in EBITDA margin is due to increases in Transaction Services and Credit Services margins, partially offset by a decrease in Marketing Services margins.

  •
  Transaction Services.    Transaction Services operating expenses, excluding depreciation and amortization, increased $28.5 million, or 6.6%, to $461.6 million for 2002 from $433.1 million for 2001, and EBITDA margin increased to 14.3% for 2002 from 13.9% for 2001. The increase in EBITDA margin was primarily driven by the increased statement volumes in utilities services in addition to operational efficiencies in merchant services as a result of our pruning of non-core accounts and reduction of related expenses.

  •
  Credit Services.    Credit Services operating expenses, excluding depreciation and amortization, increased $43.9 million, or 16.9%, to $304.2 million for 2002 from $260.3 million for 2001, and EBITDA margin increased to 11.1% for 2002 from 10.1% for 2001. The increase in EBITDA margin is the result of lower net charge-offs and financing costs; excluding these factors, the increase in operating expenses is consistent with the increase in revenues.

  •
  Marketing Services.    Marketing Services operating expenses, excluding depreciation and amortization, increased $31.7 million, or 18.4%, to $204.1 million for 2002 from $172.4 million for 2001, and EBITDA margin decreased to 13.7% for 2002 from 14.5% for 2001. The decrease in EBITDA margin is primarily the result of an increase in marketing expense related to a brand refreshing campaign for the AIR MILES Reward Program in the fourth quarter of 2002.

  •
  Depreciation and Amortization.    Depreciation and amortization decreased $7.7 million, or 10.4%, to $66.5 million for 2002 from $74.2 million for 2001. The decrease is primarily due to a decrease in amortization of purchased intangibles of $18.8 million related to the non-amortization of goodwill in 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. The decrease was partially offset by an increase in depreciation and amortization from increased capital expenditures.

        Operating Income.    Operating income increased $26.4 million, or 48.7%, to $80.6 million for 2002 from $54.2 million for 2001. Operating income increased primarily from revenue gains with modest increase of EBITDA margins and a decrease in depreciation and amortization.

        Interest Expense.    Interest expense decreased $8.9 million, or 29.6%, to $21.2 million for 2002 from $30.1 million for 2001 due in part to the repayment of $50.0 million of subordinated debt to Welsh Carson and Limited Brands in 2002. Additionally, we had lower average debt outstanding and experienced lower interest rates.

        Fair Value Loss on Derivatives.    During 2002, we incurred a $12.0 million fair value loss on an interest rate swap compared to $15.1 million loss in 2001. Part of the fair value loss was associated with cash payments we made to counter-parties of $9.4 million and $5.3 million in 2002 and 2001, respectively. In accordance with SFAS No. 133, fair value changes in derivative instruments that do not meet the accounting criteria for hedge treatment are recorded as part of earnings. The related derivative is a $200.0 million notional amount interest rate swap that swaps a LIBOR based variable interest rate for a fixed interest rate.

        Taxes.    Income tax expense increased $9.1 million to $20.7 million in 2002 from $11.6 million in 2001 due to an increase in taxable income. The effective rate decreased to 43.6% in 2002 from 290.7% in 2001.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, increased $0.9 million to $44.4 million for 2002 from $43.5 million for 2001, partially as a result of the sale of Lane Bryant by Limited Brands. Excluding the effect of the Lane Bryant sale in 2001, the increase would have been $4.1 million. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates.

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

        Revenue.    Total revenue increased $99.2 million, or 14.6%, to $777.4 million for 2001 from $678.2 million for 2000. The increase was due to a 14.5% increase in Transaction Services revenue, a 7.9% increase in Credit Services revenue and a 13.2% increase in Marketing Services revenue as follows:

  •
  Transaction Services.    Transaction Services revenue increased $63.8 million, or 14.5%, primarily due to an increase in the number of transactions processed and an increase in account processing in the utilities sector. Revenue related to transactions processed increased approximately $10.5 million as a result of a 9.3% increase in the number of transactions processed, partially offset by a decrease in the average price per transaction. A significant portion of the increase in transactions processed occurred among the large volume clients in the petroleum industry with a lower price per transaction. Fees related to account processing and servicing increased $46.2 million during 2001 primarily from the increase in the number of utility services related statements. The increase in utility services related statements has resulted in increased revenue per statement, as we provide more services for utility services related statements. The increase in the number of utility services related statements is a result of three new long-term contracts signed in 2001. Additionally, inter-segment sales increased $9.3 million during 2001 as a result of increased account processing and servicing for our Credit Services segment due to an increase in the number of private label cardholders.

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

        Fair Value Loss on Derivatives.    During 2001, we incurred a $15.1 million cash component fair value loss on an interest rate swap following the adoption of SFAS No. 133 on January 1, 2001. Part of the fair value loss was associated with cash payments we made to counter-parties of $5.3 million. In accordance with SFAS No. 133, fair value changes in derivative instruments that do not meet the accounting criteria for hedge treatment are recorded as part of earnings. The related derivative is a $200.0 million notional interest rate swap that swaps a LIBOR based variable interest rate for a LIBOR based fixed interest rate.

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

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, decreased $3.2 million to $43.5 million for 2001 from $46.7 million for 2000, partially as a result of the sale of Lane Bryant by Limited Brands. Excluding the effect of the Lane Bryant sale, the decrease would have been $2.2 million. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates.

Asset Quality

        Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. At December 31, 2002, 47.7% of securitized accounts with balances and 41.3% of securitized loans were less than 24 months old.

        Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid after 90 days. When an account becomes delinquent, we print a message on the cardholder's billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

        The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2000	% of Total	December 31, 2001	% of Total	December 31, 2002	% of Total
	(dollars in thousands)
Receivables outstanding	$2,319,703	100%	$2,451,006	100%	$2,775,138	100%
Loan balances contractually delinquent:
31 to 60 days	$62,040	2.7%	$59,657	2.4%	$53,893	1.9%
61 to 90 days	36,095	1.5	34,370	1.4	33,332	1.2
91 or more days	64,473	2.8	64,175	2.6	64,295	2.3

Total	$162,608	7.0%	$158,202	6.4%	$151,520	5.5%

        Net Charge-Offs.    Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude current years accrued finance charges and fees. The following table presents our net charge-offs for the periods indicated on a securitized basis. Average credit card portfolio outstanding represents the average balance of the securitized receivables at the beginning of each month in the year indicated.

	Year ended December 31,
	2000	2001	2002
	(dollars in thousands)
Average securitized portfolio	$2,073,574	$2,197,935	$2,408,444
Net charge-offs	157,351	184,622	177,603
Net charge-offs as a percentage of average securitized portfolio	7.6%	8.4%	7.4%

        We believe, consistent with our statistical models and other credit analyses, that our securitized net charge-off ratio will continue to fluctuate.

        Age of Portfolio.    The following table sets forth, as of December 31, 2002, the number of accounts with balance and the related balances outstanding, based upon the age of the securitized accounts:

Age since origination	Number of accounts	Percentage of accounts	Balances outstanding	Percentage of balances outstanding
	(dollars in thousands)
0–5 Months	2,016	20.8%	$468,529	16.9%
6–11 Months	996	10.3	244,546	8.8
12–17 Months	928	9.6	248,031	8.9
18–23 Months	671	7.0	184,574	6.7
24–35 Months	1,145	11.8	343,635	12.4
36+ Months	3,921	40.5	1,285,823	46.3

Total	9,677	100.0%	$2,775,138	100.0%

Liquidity and Capital Resources

        Operating Activities.    We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity. Merchant settlement activity is driven by the number of days of float at the end of the period. As of December 31, 2002, we had one day of float compared to three days at December 31, 2001. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Credit Services segment related to holiday retail sales.

	Year ended December 31,
	2000	2001	2002
	(dollars in thousands)
Cash provided by operating activities:
Before change in merchant settlement activity	$70,035	$113,015	$197,149
Net change in merchant settlement activity	17,148	55,240	(69,387)

	$87,183	$168,255	$127,762

        Investing Activities.    We use a significant portion of our cash flows from operations for acquisitions and capital expenditures. We acquired the following businesses in 2002 for a total of $35.9 million, net of cash acquired, compared to $89.0 million in 2001:

Business	Month Acquired	Segment	Consideration
Loyalty One, Inc.	January 2002	Transaction Services	Cash for Stock
Enlogix Group	August 2002	Transaction Services	Cash for Stock
Targeted Marketing Services	December 2002	Transaction Services	Cash for Assets

        In addition, the Credit Services segment utilizes a securitization program, discussed below, and certificates of deposit to finance our private label credit card program. Net securitization activity utilized $98.4 million in 2002 compared to $67.1 million in 2001.

        Financing Activities.    Our cash flows used in financing activities was $16.0 million in 2002 compared to cash flows provided by financing activities of $32.5 million in 2001. Financing activity primarily is attributed to the pay off of $50.0 million of subordinated debt to Limited Brands and Welsh Carson, offset by borrowing under our credit facilities.

        Liquidity Sources.    In addition to cash generated by operating activities, we have four main sources of liquidity: securitization program, certificates of deposit issued by World Financial Network National Bank, our credit facilities and issuances of equity securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet current and anticipated financing requirements during the next 12 months.

        Securitization Program and Off-Balance Sheet Transactions.    Since January 1996, we have sold substantially all of the credit card receivables owned by our credit card bank, World Financial Network National Bank, to World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust, and sometimes through WFN Credit Company, LLC, as part of our securitization program. This securitization program is the primary vehicle through which we finance our private label credit card receivables. The following table shows expected maturities for borrowing commitments of World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust by year:

	2003	2004	2007	Total
	(dollars in thousands)
Public notes	$358,750	$900,000	$600,000	$1,858,750
Private conduits	887,861	—	—	887,861

Total	$1,246,611	$900,000	$600,000	$2,746,611

        As public notes approach maturity, the notes will enter a controlled accumulation period, which typically lasts three months. During the controlled accumulation period, we will either need to arrange an additional private conduit facility or use our own balance sheet to finance the controlled accumulation until such time as we can issue a new public series in the public markets. During November 2002, we completed a $600.0 million offering of asset-backed notes to refinance an existing series of public notes. The new notes issued in November 2002 will mature in November 2007.

        As of December 31, 2002, we had over $2.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, we are required to maintain a credit enhancement level of 6% of securitized credit card receivables as compared to 4% to 5% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

        If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired. World Financial Network National Bank's ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

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

        Once World Financial Network National Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables' performance and the continued solvency of the retailer where the underlying sales were generated. In the event one of those or other similar covenants is breached, an early amortization event could be declared, in which case the trustee for the securitization trust would retain World Financial Network National Bank's interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Network National Bank, until such time as the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables.

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.0% to 6.1%. As of December 31, 2002, we had $96.2 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

        Credit Facilities.    We are party to two credit facilities with the same group of lenders. The first facility, which we entered into on July 24, 1998 and have amended on several occasions since then, provides for $83.5 million of term loans and a $100.0 million revolving commitment. The term loans mature in installments through July 2005, and the revolving commitment matures in July 2003. The second facility, which we entered into on May 22, 2002, provides for a $50.0 million revolving commitment that matures in May 2003. The covenants contained in the credit facilities are substantially identical. At December 31, 2002, we had $139.5 million outstanding under our credit facilities, consisting of $83.5 million of term loans and $56.0 million of borrowings under our $150.0 million revolving loan commitments. Existing borrowings under the term loans and the revolving facilities bear interest at variable rates based on LIBOR plus applicable Euro-dollar margins. At December 31, 2002, the effective interest rates on the two term loans were 4.6% and 9.3%, and the approximate effective interest rate on borrowings under the revolving loan facilities was 3.1%.

        Our credit facilities allow us to have outstanding funded debt obligations, whether under our credit facilities or otherwise, of up to three times our operating EBITDA (as defined in the facilities). Based on this covenant, our borrowing capacity at December 31, 2002 would have been approximately $495.6 million. With total outstanding borrowings consisting of the credit facilities, certificates of deposit, and subordinated debt of $292.9 million, we had additional borrowing capacity of $202.7 million. In addition, we had $30.4 million of cash and cash equivalents as of December 31, 2002. We utilize the credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures.

        Issuances of Equity.    On June 13, 2001, we completed our initial public offering, which consisted of the sale of 14,950,000 shares of our common stock at a price to the public of $12.00 per share. After deducting expenses and underwriting discounts and commissions, we received net offering proceeds of approximately $160.8 million. We used proceeds of approximately $90.8 million to repay in full the outstanding balance of a term loan and approximately $500,000 was used to repurchase a then outstanding warrant for 167,084 shares of our common stock. The remaining net proceeds were used to pay down additional debt and support our securitization program, acquisitions and other working capital requirements. In addition, simultaneously with the closing of our initial public offering in June 2001, we converted all outstanding shares of our Series A cumulative convertible preferred stock into approximately 11,199,340 shares of common stock.

        Contractual Obligations.    The following table highlights, as of December 31, 2002, our contractual obligations and commitments to make future payments by type and period:

	Less than 1 year	2–3 years	4–5 years	After 5 years	Total
	(dollars in thousands)
Certificates of Deposit	$90,000	$6,200	$—	$—	$96,200
Credit Facilities	94,500	45,000	—	—	139,500
Subordinated Debt(1)	—	—	26,000	26,000	52,000
Operating Leases	36,066	44,558	25,241	12,975	118,840
Software Licenses	17,390	38,026	38,880	12,426	106,722
Other Obligations	2,033	3,153	25	—	5,211

	$239,989	$136,937	$90,146	$51,401	$518,473

(1)
We repaid $50.0 million of subordinated debt during April 2002.

        We believe that we will have access to sufficient resources to meet these commitments.

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

Regulatory Matters

        World Financial Network National Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, World Financial Network National Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. World Financial Network National Bank is limited in the amounts that it can dividend to us.

        Quantitative measures established by regulations to ensure capital adequacy require World Financial Network National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, World Financial Network National Bank is considered well capitalized. As of December 31, 2002, World Financial Network National Bank's Tier 1 capital ratio was 19.2%, total capital ratio was 19.7% and leverage ratio was 46.1%, and World Financial Network National Bank was not subject to a capital directive order.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements—the exception to application of Statement 4 noted in Statement 64). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. This provision of SFAS 145 is effective for fiscal years beginning after May 15, 2002. We expect to adopt this statement in our 2003 financial statements and accordingly reclassify extraordinary items for the years ended December 31, 2001 and 2002.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a significant impact on us.

        In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management currently does not plan to transition to the fair value method of accounting for employee stock options. Accordingly, management does not believe that portion of SFAS 148 will impact the Company. However, management has provided the required disclosures.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires public companies with a variable interest in a variable interest entity to apply this guidance to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 and immediately for new interests. This application of the guidance could result in the consolidation of a variable interest entity. We are evaluating the impact of this interpretation on our financial results.

Recent Developments

        In March 2003, we purchased the customer care back office operations of American Electric Power related to the Texas marketplace for approximately $30.0 million. As part of the transaction, we will provide billing and customer care services to over 800,000 accounts that were recently acquired by a U.S. subsidiary of Centrica plc.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

        Off-Balance Sheet Risk.    We are subject to off-balance sheet risk in the normal course of business, including commitments to extend credit and our securitization program. We sell substantially all of our credit card receivables to World Financial Network Credit Card Master Trust, a qualifying special purpose entity. The trust enters into interest rate swaps to reduce the interest rate sensitivity of the securitization transactions. The securitization program involves elements of credit, market, interest rate, legal and operational risks in excess of the amount recognized on the balance sheet through our retained interests in the securitization and the interest only strips.

        Interest Rate Risk.    Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $133.0 million for 2002, which includes both on- and off-balance sheet transactions. Of this total, $21.2 million of the interest expense for 2002 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest-sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2002, approximately 3.4% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 6.6% An additional 70.0% of our outstanding debt at December 31, 2002 was locked at an effective interest rate of 5.5% through interest rate swap agreements and treasury locks with notional amounts totaling $1.7 billion.

        The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. Assuming we do not take any counteractive measures, in 2002 a 1.0% increase in interest rates would have resulted in an increase to interest expense of approximately $2.5 million. In 2001, a 1.0% increase in interest rates would have resulted in an increase to interest expense of approximately $4.9 million. Conversely, a corresponding decrease in interest rates would result in a comparable decrease to interest expense. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

        Credit Risk.    We are exposed to credit risk relating to the credit card loans we make to our clients' customers. Our credit risk relates to the risk that consumers using the private label credit cards that we issue will not repay their revolving credit card loan balances. We have developed credit risk models designed to identify qualified consumers who fit our risk parameters. To minimize our risk of loan write-offs, we control approval rates of new accounts and related credit limits and follow strict collection practices. We monitor the buying limits as well as set pricing regarding fees and interest rates charged.

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

        Redemption Reward Risk.    We are exposed to potentially increasing reward costs associated primarily with travel rewards. To minimize the risk of rising travel reward costs, we:

  •
  have supply agreements with airlines in addition to Air Canada;

  •
  are seeking new supply agreements with additional airlines;

  •
  periodically alter the total mix of rewards available to collectors with the introduction of new merchandise rewards, which are typically lower cost per AIR MILES reward mile than air travel;

  •
  allow collectors to obtain certain travel rewards using a combination of reward miles and cash or cash alone in addition to using AIR MILES reward miles alone; and

  •
  periodically adjust the number of miles required to redeem a reward.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Company—Incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 11.    Executive Compensation—Incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 13.    Certain Relationships and Related Transactions—Incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 14.    Controls and Procedures

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

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements

  (2)
  Financial Statement Schedule

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
3.4
Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4
Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
10.1
Private Label Credit Card Program Agreement between World Financial Network National Bank, Bath & Body Works, Inc. and Tri-State Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).
10.2
Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria's Secret Direct, LLC, and Far West Factoring Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).
10.3
Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria's Secret Stores, Inc., and Lone Mountain Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).

10.4
Private Label Credit Card Program Agreement between World Financial Network National Bank, Lerner New York, Inc., and Nevada Receivable Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).
10.5
Private Label Credit Card Program Agreement between World Financial Network National Bank, Express, LLC, and Retail Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).
10.6
Private Label Credit Card Program Agreement between World Financial Network National Bank, Limited Brands Stores, Inc., and American Receivable Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).
*10.7	Amendment, dated February 17, 2003, to Private Label Credit Card Program Agreement between World Financial Network National Bank, Express, LLC, and Retail Factoring, Inc., dated as of August 29, 2002.
10.8
Private Label Credit Card Program Agreement between World Financial Network National Bank, Henri Bendel, Inc., and Western Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).
10.9
Indenture of Sublease between J.C. Penney Company, Inc. and BSI Business Services, Inc., dated January 11,1996 (incorporated by reference to Exhibit No. 10.12 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.10
Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10.1 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.11
Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997 and amended June 19, 1997 and January 15, 1998 (incorporated by reference to Exhibit No. 10.15 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
*10.12
Amendments of April 14, 2000, January 17, 2001, and June 12, 2002 to lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997, as amended.
10.13
Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.14
Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.15
Stockholders Agreement dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.16
10% Subordinated Note due September 15, 2008 issued by Alliance Data Systems Corporation to WCAS Capital Partners III, L.P. dated September 15, 1998 (incorporated by reference to Exhibit No. 10.28 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
*10.17	ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2003.
10.18
Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
10.19
Form of Alliance Data Systems Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.20
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
10.22
Alliance Data Systems Corporation 2002 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2002, File No. 001-15749).
*10.23	Alliance Data Systems 2003 Incentive Compensation Plan.
*10.24	Form of Alliance Data Systems Associate Confidentiality Agreement.
10.25	Alliance Data Systems 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 20, 2001).
10.26
Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.27
Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.28
Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).

10.29
Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.30
Amended and Restated Credit Agreement between Alliance Data Systems Corporation, and Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, and Morgan Guaranty Trust Company of New York, dated July 24, 1998 and amended and restated as of October 22, 1998 (incorporated by reference to Exhibit No. 10.31 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.31
First Amendment to Amended and Restated Credit Agreement, dated as of July 6, 1999, among Alliance Data Systems Corporation, Loyalty Management Group Canada, Inc., the Banks party thereto and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).
10.32
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
10.33
Third Amendment to Amended and Restated Credit Agreement, dated as of January 10, 2001 between Alliance Data Systems Corporation, Loyalty Management Group Canada Inc., the Banks party thereto and Harris Trust and Savings Bank (incorporated by reference to Exhibit No. 10.51 to our Registration Statement on Form S-1 filed with the SEC on January 26, 2001, File No. 333-94623).
10.34
Fourth Amendment to Amended and Restated Credit Agreement, entered into as of March 15, 2002 between Alliance Data Systems Corporation, Loyalty Management Group Canada Inc., the Banks party thereto and Harris Trust and Savings Bank (incorporated by reference to Exhibit No. 10.33 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.35
Fifth Amendment to Amended and Restated Credit Agreement, entered into as of May 22, 2002, among the Company, Loyalty Management Group Canada, Inc., the banks party thereto and Harris Trust and Savings Bank as a bank and in its capacity as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2002, File No. 001-15749).
10.36
364-Day Credit Agreement, dated as of May 22, 2002, among the Company and Loyalty Management Group Canada, Inc., the guarantors party thereto, and the banks party thereto and Harris Trust and Savings Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2002, File No. 001-15749).
+10.37
Supplier Agreement between Loyalty Management Group Canada and Air Canada dated as of April 24, 2000 (incorporated by reference to Exhibit No. 10.56 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

10.38
Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and July, 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company, World Financial Network Credit Card Master Trust (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.39
Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.40
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.41
Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company, as supplemented by the Series 2001-A Indenture Supplement, the Series 2002-A Indenture Supplement and the Series 2002-VFN Supplement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418.
10.42
Consumer Marketing Database Services Agreement among ADS Alliance Data Systems, Inc., Intimate Brands, Inc. and Limited Brands, Inc., dated as of September 1, 2000 (incorporated by reference to Exhibit No. 10.54 to the Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.43
Form of 2001 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by J. Michael Parks, Michael A. Beltz, Edward J. Heffernan, Michael D. Kubic, Ivan M. Szeftel, and Dwayne H. Tucker as participants in the performance-based restricted stock plan (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).
10.44
Form of 2002 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by J. Michael Parks, Michael A. Beltz, Edward J. Heffernan, Michael D. Kubic, Ivan M. Szeftel, Dwayne H. Tucker, and Alan M. Utay as participants in the performance-based restricted stock plan (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).
10.45
Form of Term Promissory Note issued to Loyalty Management Group Canada, Inc. by John W. Scullion as a participant in the performance-based restricted stock plan (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).
*21	Subsidiaries of the Registrant.
*23.1	Consent of Deloitte & Touche LLP.
*24	Power of Attorney (included on the signature page hereto).
*99.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation.

*99.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation.

*
Filed herewith.

+
Portions of Exhibit have been omitted and filed separately with the commission pursuant to a request for confidential treatment.

(b)
Reports on Form 8-K for the quarter ended December 31, 2002

    We filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

    (1)
    Current Report on Form 8-K filed on October 17, 2002, with respect to a press release we issued announcing earnings results for the third quarter ended September 30, 2002.

    (2)
    Current Report on Form 8-K filed on November 11, 2002, with respect to a press release we issued announcing the closing of the $600.0 million asset backed note offering.

    (3)
    Current Report on Form 8-K furnished pursuant to Item 9 on December 9, 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Alliance Data Systems Corporation

        We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, as amended. Additionally, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Dallas, Texas
February 28, 2003

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2000	2001	2002
Revenues
Transaction and marketing services	$415,792	$482,223	$502,427
Redemption	87,509	110,199	139,397
Financing charges, net	156,349	164,276	200,130
Other income	18,545	20,653	29,497

Total revenue	678,195	777,351	871,451
Operating expenses
Cost of operations	547,985	603,493	668,231
General and administrative	32,201	45,431	56,097
Depreciation and other amortization	26,265	30,698	41,768
Amortization of purchased intangibles	49,879	43,506	24,707

Total operating expenses	656,330	723,128	790,803

Operating income	21,865	54,223	80,648

Other expenses	2,477	5,000	—
Fair value loss on interest rate derivative	—	15,131	12,017
Interest expense	38,870	30,097	21,215

Income (loss) before income taxes and extraordinary item	(19,482)	3,995	47,416
Provision for income taxes	1,841	11,612	20,671

Income (loss) before extraordinary item	(21,323)	(7,617)	26,745
Loss from extinguishment of debt, net	—	(615)	(542)

Net income (loss)	$(21,323)	$(8,232)	$26,203

Income (loss) per share before extraordinary item:
Basic	$(0.60)	$(0.17)	$0.36

Diluted	$(0.60)	$(0.17)	$0.35

Net income (loss) per share:
Basic	$(0.60)	$(0.18)	$0.35

Diluted	$(0.60)	$(0.18)	$0.34

Weighted average shares:
Basic	47,538	64,555	74,422

Diluted	47,538	64,555	76,696

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2001	2002
ASSETS
Cash and cash equivalents	$117,535	$30,439
Due from card associations	46,554	27,294
Trade receivables, less allowance for doubtful accounts ($1,423 and $2,255 at December 31, 2001 and 2002, respectively)	88,444	89,097
Seller's interest and credit card receivables, less allowance for doubtful accounts ($4,766 and $5,912 at December 31, 2001 and 2002, respectively)	128,793	147,899
Deferred tax asset, net	37,163	37,367
Other current assets	45,014	56,844

Total current assets	463,503	388,940
Redemption settlement assets, restricted	150,330	166,293
Property and equipment, net	112,190	119,638
Deferred tax asset, net	26,068	10,144
Other non-current assets	16,990	17,131
Due from securitizations	216,140	235,890
Intangible assets, net	76,886	76,774
Goodwill, net	415,111	438,608

Total assets	$1,477,218	$1,453,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$82,290	$72,586
Accrued expenses	73,135	87,568
Merchant settlement obligations	137,711	49,063
Other liabilities	25,268	33,220
Debt, current portion	111,325	184,993

Total current liabilities	429,729	427,430
Other liabilities	13,112	15,268
Deferred revenue—service	98,077	106,504
Deferred revenue—redemption	231,472	253,560
Long-term and subordinated debt	199,100	107,918

Total liabilities	971,490	910,680
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued and outstanding, 73,987 shares (December 31, 2001) and 74,938 shares (December 31, 2002)	740	749
Additional paid-in capital	509,741	522,209
Treasury stock	(6,151)	(6,151)
Retained earnings	8,138	34,341
Accumulated other comprehensive income (loss)	(6,740)	(8,410)

Total stockholders' equity	505,728	542,738

Total liabilities and stockholders' equity	$1,477,218	$1,453,418

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock					Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
			Additional paid-in capital	Treasury Stock	Retained earnings			Total stockholders' equity
	Shares	Amount
December 31, 1999	47,529	$475	$226,174	$—	$37,693	$(4,270)		$260,072
Net loss					(21,323)		$(21,323)	(21,323)
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities available-for-sale						3,774	3,774	3,774
Foreign currency translation adjustments						319	319	319

Other comprehensive income						4,093

Total comprehensive loss							$(17,230)

Common stock issued	16	—	149					149

December 31, 2000	47,545	475	226,323	—	16,370	(177)		242,991
Net loss					(8,232)		$(8,232)	(8,232)
Other comprehensive income (loss), net of tax:
Cumulative effect of change in accounting for derivatives						323	323	323
Change in fair value of derivatives						342	342	342
Reclassifications into earnings						(3,151)	(3,151)	(3,151)
Net unrealized gain on securities available-for-sale						833	833	833
Foreign currency translation adjustments						(4,910)	(4,910)	(4,910)

Other comprehensive income (loss)						(6,563)

Total comprehensive loss							$(14,795)

Conversion of series A preferred stock	11,199	112	119,288					119,400
Purchase of treasury stock				(6,151)				(6,151)
Common stock issued in conjunction with initial public offering	14,950	150	160,622					160,772
Other common stock issued	293	3	3,508					3,511

December 31, 2001	73,987	740	509,741	(6,151)	8,138	(6,740)		505,728
Net income					26,203		$26,203	26,203
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives						(317)	(317)	(317)
Reclassifications into earnings						93	93	93
Net unrealized gain on securities available-for-sale						1,635	1,635	1,635
Foreign currency translation adjustments						(3,081)	(3,081)	(3,081)

Other comprehensive income (loss)						(1,670)

Total comprehensive income							$24,533

Other common stock issued	951	9	12,468					12,477

December 31, 2002	74,938	$749	$522,209	$(6,151)	$34,341	$(8,410)		$542,738

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,323)	$(8,232)	$26,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,144	74,204	66,475
Deferred income taxes	(13,114)	13,499	12,282
Accretion of deferred income	(5,967)	(4,729)	(1,559)
Fair value loss on interest rate derivative	—	15,131	12,017
Provision (credit) for doubtful accounts	(2,797)	(4,492)	11,015
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(43,845)	11,062	3,016
Change in merchant settlement activity	17,148	55,240	(69,387)
Change in other assets	20,056	(6,457)	(8,849)
Change in accounts payable and accrued expenses	12,550	(5,793)	(7,649)
Change in deferred revenue	40,845	39,363	30,515
Change in other liabilities	475	(9,115)	98
Purchase of credit card receivables	—	(106,308)	(104,858)
Proceeds from sale of credit card receivable portfolios	—	104,882	154,046
Other operating activities	7,011	—	4,397

Net cash provided by operating activities	87,183	168,255	127,762

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in redemption settlement assets	(18,357)	1,677	(15,963)
Change in due from securitizations	14,280	(82,162)	(17,631)
Purchase business acquisitions, net of cash acquired	—	(88,977)	(35,891)
Change in seller's interest	12,703	15,117	(80,739)
Capital expenditures	(33,083)	(36,637)	(42,379)

Net cash used in investing activities	(24,457)	(190,982)	(192,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	148,546	376,300	543,960
Repayment of borrowings	(147,551)	(501,935)	(569,488)
Proceeds from issuance of common stock	149	164,283	9,529
Purchase of treasury stock	—	(6,151)	—

Net cash provided by (used in) financing activities	1,144	32,497	(15,999)

Effect of exchange rate changes	(3,475)	(9,176)	(6,256)

Change in cash and cash equivalents	60,395	594	(87,096)
Cash and cash equivalents at beginning of year	56,546	116,941	117,535

Cash and cash equivalents at end of year	$116,941	$117,535	$30,439

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$38,078	$31,732	$23,746

Income taxes paid, net of refunds	$14,498	$3,589	$15,337

NONCASH FINANCING INFORMATION:
Preferred stock conversion	$—	$119,400	$—

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Description of the Business—Alliance Data Systems Corporation ("ADSC" or, including its wholly owned subsidiaries, the "Company") is a leading provider of transaction services, credit services and marketing services in North America. The Company focuses on facilitating and managing transactions between its clients and their customers through multiple distribution channels including in-store, catalog and the Internet. Through the Credit Services and Marketing Services segments, the Company assists its clients in identifying and acquiring new customers and helps to increase the loyalty and profitability of its clients' existing customers.

        The Company operates in three reportable segments: Transaction Services, Credit Services and Marketing Services. Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (issuer services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated utilities (utility services) and point-of-sale services (merchant services). Credit Services provides private label receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label programs. Marketing Services provides loyalty programs, such as the AIR MILES® Reward Program and other marketing services.

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

        Due from Card Associations and Merchant Settlement Obligations—Due from card associations and merchant settlement obligations result from the Company's merchant services and associated settlement activities. Due from card associations is generated from credit card transactions, such as Mastercard, Visa and American Express, at merchant locations. The Company records corresponding settlement obligations for amounts payable to merchants.

        Credit Card Receivables—Credit card receivables are generally securitized immediately or shortly after origination. As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller's interest. Seller's interest is carried at fair value and credit card receivables are carried at lower of cost or market less an allowance for doubtful accounts. In its capacity as a servicer of the credit card receivables, the Company receives a servicing fee from the World Financial Network Credit Card Master Trust. Management estimates the cost incurred in servicing the credit card receivables approximates the service fees received, and therefore has not recorded a servicing asset or liability as of December 31, 2001 and 2002.

        Redemption Settlement Assets—These securities relate to the redemption fund for the AIR MILES Reward Program and are held in trust for the benefit of funding redemptions by collectors. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale.

        Property and Equipment—Furniture, fixtures, computer equipment and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis, using estimated lives ranging from three to 15 years. Leasehold improvements are amortized over the remaining useful lives of the respective leases or the remaining useful lives of the improvements, whichever are shorter. Software development (costs to create new platforms for certain of the Company's information systems) and conversion costs (systems, programming and other related costs to allow conversion of new client accounts to the Company's processing systems) are capitalized in accordance with Statement of Position ("SOP") 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and are amortized on a straight-line basis over the length of the associated contract or benefit period, which generally ranges from three to five years.

  Revenue Recognition

        Transaction and Marketing Services—The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed. In general, the Company does not enter into license sales for its products or services. In cases where we enter into license sales, revenue is recognized in accordance with SOP 97-2 Software Revenue Recognition and related literature.

        AIR MILES Reward Program—The Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles based on relative fair values between the redemption element of the award ultimately provided to the collector (the "Redemption element") and the service element. The service element consists of direct marketing and support services provided to sponsors (the "Service element").

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

        The fair value of the Redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the Redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of reward miles that the Company estimates will go unused by the collector base ("breakage"). The Company currently estimates breakage to be one-third of AIR MILES reward miles issued.

        Financing charges, net—Financing charges, net, represents gains and losses on securitization of credit card receivables and interest income on seller's interest less a provision (credit) for doubtful accounts of $(4.9) million, $(9.0) million and $6.6 million and related interest expense of $6.2 million, $6.4 million and $4.1 million for the years ended December 31, 2000, 2001, and 2002, respectively.

        The Company records gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represents an interest only ("I/O") strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the receivables. The amount initially allocated to the I/O strip at the date of a securitization reflects the allocated original basis of the relative fair values of those interests. The amount recorded for the I/O strip is reduced for distributions on the I/O strip, which the Company receives from the related trust, and is adjusted for changes in the fair value of the I/O strip, which are reflected in other comprehensive income. Because there is not a highly liquid market for these assets, management estimates the fair value of the I/O strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the I/O strip. The estimated market assumptions are applied based upon the underlying loan portfolio grouped by loan types, terms, credit quality, interest rates, and geographic location, which are the predominant characteristics that affect payment and default rates.

        In recording and accounting for the I/O strip, management makes assumptions about rates of payments and defaults, which reasonably reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults would generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the I/O strip could be impaired and the decline in the fair value would be recorded in earnings.

        Goodwill and Other Intangible Assets—Prior to January 1, 2002, goodwill and other intangible assets resulting from acquisitions were amortized using the straight-line method over periods up to 25 years. In 2002, under Statement of Financial Accounting Standard ("SFAS") No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment may have occurred, using the market comparable and discounted cash flow methods. Separable assets that have finite useful lives continue to be amortized over those useful lives. An impaired separable intangible asset would be written down to fair value, calculated using the discounted cash flow method.

        Earnings Per Share—Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common and potentially dilutive common shares (dilutive stock options and other dilutive securities outstanding during the year). Potentially dilutive common shares were approximately 11.8 million for 2000 and 6.0 million for 2001. However, as the Company generated net losses, potentially dilutive common shares, composed of incremental common shares issuable upon exercise of stock options and warrants and upon conversion of Series A preferred stock, are not included in diluted net loss per share because such shares are anti-dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share amounts)
Numerator
Income (loss) before extraordinary item	$(21,323)	$(7,617)	$26,745
Preferred stock dividends	(7,200)	(3,240)	—

Income (loss) before extraordinary item, available to common stockholders	(28,523)	(10,857)	26,745
Extraordinary item, net	—	(615)	(542)

Net income (loss) available to common stockholders	$(28,523)	$(11,472)	$26,203

Denominator
Weighted average shares	47,538	64,555	74,422
Weighted average effect of dilutive securities:
Net effect of dilutive stock options	—	—	2,274

Denominator for diluted calculation	47,538	64,555	76,696

Basic
Income (loss) per share before extraordinary item, available to common stockholders	$(0.60)	$(0.17)	$0.36
Loss per share from extraordinary item	—	(0.01)	(0.01)

Net income (loss) per share	$(0.60)	$(0.18)	$0.35

Diluted
Income (loss) per share before extraordinary item, available to common stockholders	$(0.60)	$(0.17)	$0.35
Loss per share from extraordinary item	—	(0.01)	(0.01)

Net income (loss) per share	$(0.60)	$(0.18)	$0.34

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

        Currency Translation—The assets and liabilities of the Company's subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income, and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss).

        Stock Compensation Expense—At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has recognized stock compensation expense related to performance based restricted stock that has been granted to certain officers. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share amounts)
Net income (loss), as reported	$(21,323)	$(8,232)	$26,203
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,385)	(9,760)	(12,726)

	$(25,708)	$(17,992)	$13,477

Net income (loss) per share:
Basic-as reported	$(0.60)	$(0.18)	$0.35
Basic-pro forma	$(0.69)	$(0.33)	$0.18
Diluted-as reported	$(0.60)	$(0.18)	$0.34
Diluted-pro forma	$(0.69)	$(0.33)	$0.18

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

        Long-Lived Assets—Long-lived assets and other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Derivative Instruments—The Company uses interest rate swaps to hedge its exposure to interest and foreign exchange rate changes. Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive income (loss) until the hedged item is recognized in net income. For derivatives that do not qualify as hedges under SFAS No. 133, the change in fair value is recorded as part of earnings. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. See Note 16 for more information regarding derivatives.

        Recently Issued Accounting Standards—In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements—the exception to application of Statement 4 noted in Statement 64). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. This provision of SFAS 145 is effective for fiscal years beginning after May 15, 2002. Management expects to adopt this statement in its 2003 financial statements, and accordingly reclassify extraordinary items for the years ended December 31, 2001 and 2002.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a significant impact on the Company.

        In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management currently does not plan to transition to the fair value method of accounting for employee stock options. Accordingly, management does not believe that portion of SFAS 148 will impact the Company. However, management has provided the required disclosures.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires public companies with a variable interest in a variable interest entity to apply this guidance to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 and immediately for new interests. This application of the guidance could result in the consolidation of a variable interest entity. The Company is evaluating the impact of this interpretation on its financial results.

        Reclassifications—For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation.

3.    ACQUISITIONS

        During the past three years the Company completed the following acquisitions:

Business	Month Acquired	Consideration
2002:
Loyalty One, Inc.	January 2002	Cash for Stock
Enlogix Group	September 2002	Cash for Stock
Targeted Marketing Services	December 2002	Cash for Assets
2001:
Utilipro, Inc.	February 2001	Cash for Assets
ConneXt, Inc.	August 2001	Cash for Assets
MailBox Capital Corp.	September 2001	Cash for Assets
2000:
None

        All of the above acquisitions are accounted for in the Transaction Services segment. The acquisitions were accounted for as purchases and, accordingly, the operations of the acquired companies were included in the consolidated financial statements since their respective dates of acquisition as set forth above. Pro forma information for acquisitions is not presented as the impact was not material.

        The following table summarizes the purchase price for the acquisitions, and the allocation thereof:

	2001	2002
	(in thousands)
Identifiable intangible assets	$15,424	$17,752
Goodwill	63,219	26,196
Other net assets (liabilities) acquired	10,334	(8,057)

Purchase price	$88,977	$35,891

        The Company does not anticipate any significant adjustments to the purchase price allocations.

4.    REDEMPTION SETTLEMENT ASSETS

        Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. These assets are primarily denominated in Canadian dollars. Realized gains and losses from the sale of investment securities were not material. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31, 2001				December 31, 2002
		Unrealized				Unrealized
	Cost	Gains	Losses	Fair value	Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents	$77,840	$—	$—	$77,840	$17,680	$—	$—	$17,680
Government bonds	6,069	136	—	6,205	9,801	83	—	9,884
Corporate bonds	65,119	1,166	—	66,285	138,364	365	—	138,729

Total	$149,028	$1,302	$—	$150,330	$165,845	$448	$—	$166,293

5.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	December 31,
	2001	2002
	(in thousands)
Software development and conversion costs	$82,070	$107,824
Computer equipment and purchased software	48,184	49,023
Furniture and fixtures	51,817	53,658
Leasehold improvements	42,339	43,822
Construction in progress	2,203	4,113

Total	226,613	258,440
Accumulated depreciation	(114,423)	(138,802)

Property and equipment, net	$112,190	$119,638

6.    SECURITIZATION OF CREDIT CARD RECEIVABLES

        The Company regularly securitizes its credit card receivables to World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust (the "Trusts"). During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors' share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum. The Company's outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2003 and 2007.

        The following table shows the maturities of borrowing commitments as of December 31, 2002 for the Trusts by year:

	2003	2004	2005	2006	2007	Total
	(in thousands)
Public notes	$358,750	$900,000	$—	$—	$600,000	$1,858,750
Private conduits	887,861	—	—	—	—	887,861

Total	$1,246,611	$900,000,	$—	$—	$600,000	$2,746,611

        "Due from securitizations" consists of:

	December 31,
	2001	2002
	(in thousands)
Spread deposits	$127,769	$104,068
I/O strips	43,371	49,503
Residual interest in securitization trust	—	39,919
Excess funding deposits	45,000	42,400

	$216,140	$235,890

        The Company is required to maintain minimum interests ranging from 4% to 6% of the securitized credit card receivables. This requirement is met through seller's interest and is supplemented through the excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations. Residual interest in securitization trust represents a subordinated interest in the cash flows of the Trusts and was repurchased from an outside investor in 2002.

        The spread deposits, I/O strips and excess funding deposits are initially recorded at their allocated carrying amount based on relative fair value. Fair value is determined by computing the present value of the estimated cash flows, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including payment rates, delinquency, default and loss assumptions. I/O strips, seller's interest and other interests retained are periodically evaluated for impairment based on the fair value of those assets.

        Fair values of I/O strips and other interests retained are based on a review of actual cash flows and on the factors that affect the amounts and timing of the cash flows from each of the underlying credit card receivable pools. Based on this analysis, assumptions are validated or revised as deemed necessary, the amounts and the timing of anticipated cash flows are estimated and fair value is determined. The Company has one collateral type, private label credit card receivables.

        At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10%and 20% adverse changes in the assumptions are as follows:

	Assumption	Impact on fair value of 10% change	Impact on fair value of 20% change
	(in thousands)
Fair value of I/O strip	$49,503
Weighted average life	8 months
Discount rate	9.0%	$106	$211
Expected yield, net of dilution	14.5%	16,841	32,440
Interest expense	2.7%	318	636
Net charge-offs rate	7.6%	5,873	11,634

        These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in an assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

        Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb losses related to securitized credit card receivables if those losses exceed the available net cash flows arising from the securitized credit card receivables. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted rate paid on the series. The amount required to be deposited is approximately 4.0% of credit card receivables in the Trusts, other than with respect to the Trusts in early amortization, for which all excess funds are required to be deposited. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2002.

        The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,
	2000	2001	2002
	(in millions)
Proceeds from collections reinvested in previous credit card securitizations	$4,235.7	$3,768.2	$4,979.1
Proceeds from new securitizations	—	900.0	600.1
Servicing fees received	39.6	41.9	46.9
Other cash flows received on retained interests	146.8	134.4	192.0

6.    SECURITIZATION OF CREDIT CARD RECEIVABLES (Continued)

        The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	At December 31,
	2001	2002
	(in millions)
Total principal of credit card receivables managed	$2,467.3	$2,797.3
Less credit card receivables securitized	2,451.0	2,775.1
Credit card receivables held	16.3	22.2
Principal amount of credit card receivables 90 days or more past due	64.5	64.8
	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Net charge-offs including billed, unpaid finance charges and fees	$208,558	$254,698	$270,243

7.    INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following:

	December 31,
			Amortization Life and Method
	2001	2002
	(in thousands)
Premium on purchased credit card portfolios	$10,693	$16,566	3 years—straight line
Customer contracts and lists	61,124	77,876	3–20 years—straight line
Noncompete agreements	3,300	4,300	1–5 years—straight line
Sponsor contracts	38,306	38,306	5 years—declining balance
Collector database	47,043	47,043	15%—declining balance

Total	160,466	184,091
Accumulated amortization	(83,580)	(107,317)

Intangible assets, net	$76,886	$76,774

        The estimated amortization expense for the next five years is as follows:

For Year Ended December 31,
(in thousands)
2003	$14,359
2004	12,328
2005	11,101
2006	8,745
2007	4,577

Goodwill

        The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

	Transaction Services	Credit Services	Marketing Services	Total
	(in thousands)
Beginning balance, net	$258,441	$—	$156,670	$415,111
Goodwill acquired during year	26,196	—	—	26,196
Other, primarily final purchase price adjustments	(2,699)	—	—	(2,699)

Ending balance, net	$281,938	$—	$156,670	$438,608

        On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with the standard, the Company performed a fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value as of January 1, 2002. SFAS No. 142 also provides that an entity may select a subsequent date, after adoption of the standard, to serve as the annual review date. The Company has selected July 31 as its annual assessment date. Accordingly, the Company completed an additional impairment test for goodwill on July 31, 2002 and determined that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2003, unless circumstances exist that indicate that an impairment may have occurred.

Pro forma net income and net income per share for the two years ended December 31, 2001, adjusted to eliminate historical amortization of goodwill, net of tax, and comparable amounts for the year ended December 31, 2002 are as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share amounts)
Reported income (loss) before extraordinary item, available to common stockholders	$(28,523)	$(10,857)	$26,745
Extraordinary item, net of tax	—	(615)	(542)
Goodwill amortization, net of tax	13,824	14,571	—

Adjusted net income (loss) available to common stockholders	$(14,699)	$3,099	$26,203

Basic net income (loss) per share:
Reported income (loss) before extraordinary item, available to common stockholders	$(0.60)	(0.17)	$0.36
Extraordinary item, net of tax	—	(0.01)	(0.01)
Goodwill amortization, net of tax	0.29	0.23	—

Adjusted net income (loss) available to common stockholders	$(0.31)	$0.05	$0.35

Diluted net income(loss) per share:
Reported income (loss) before extraordinary item, available to common stockholders	$(0.60)	(0.17)	$0.35
Extraordinary item, net of tax	—	(0.01)	(0.01)
Goodwill amortization, net of tax	0.29	0.21	—

Adjusted net income (loss) available to common stockholders	$(0.31)	$0.05	$0.34

Weighted average shares:
Basic	47,538	64,555	74,422
Diluted	47,538	68,233	76,696

8.    DEFERRED REVENUE

        A reconciliation of deferred revenue redemption for the AIR MILES Reward Program is as follows:

	Year Ended December 31,
	2001	2002
	(in thousands)
Deferred Revenue—Service
Beginning balance	$88,931	$98,077
Cash proceeds	58,056	61,129
Revenue recognized	(48,314)	(53,513)
Other	(596)	811

Ending balance	$98,077	$106,504

Deferred Revenue—Redemption
Beginning balance	$201,255	$231,472
Cash proceeds	106,394	107,390
Revenue recognized	(70,408)	(89,092)
Other	(5,769)	3,790

Ending balance	$231,472	$253,560

9.    DEBT

        Debt consists of the following:

	December 31,
	2001	2002
	(in thousands)
Certificates of deposit	$120,800	$96,200
Subordinated notes	102,000	52,000
Credit facility	87,625	139,500
Other	—	5,211

	310,425	292,911
Less: current portion	(111,325)	(184,993)

Long term portion	$199,100	$107,918

        Certificates of Deposit—Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 2.8% to 7.5% at December 31, 2001 and from 2.0% to 6.1% at December 31, 2002. Interest is paid monthly and at maturity.

        Subordinated Notes—The Company has a subordinated note with its largest stockholder in the principal amount of $52.0 million. Such note bears annual interest at 10% payable semi-annually. The note is to be repaid in two equal installments in September 2007 and September 2008. The Company may, at its option, prepay the note at its face amount.

        As of December 31, 2001, the Company had other outstanding subordinated notes with its two largest stockholders in the aggregate principal amount of $50.0 million. Such notes bore annual interest at 10% payable semiannually. These notes were issued at an aggregate discount of approximately $3.6 million, and such discount was accreted into interest expense using the effective rate of approximately 12% over its life. The Company repaid these notes in 2002.

        Credit Facilities—The Company is party to two credit facilities with the same group of lenders. The first facility, which the Company entered into on July 24, 1998 and has amended on several occasions since then, provides for $83.5 million of term loans and a $100.0 million revolving commitment. The second facility, which the Company entered into on May 22, 2002, provides for a $50.0 million revolving commitment that matures in May 2003. During 2002, the Company reached an agreement to amend its credit agreement to add a short term $50.0 million 364-day revolver, remove a requirement that Limited Brands maintain ownership of a stated amount of the Company's common stock, and adjust certain other covenants related to leverage ratios, adjusted consolidated net worth, the interest coverage ratio, and allow for prepayment of certain subordinated debt owed to Limited Commerce Corp. and an affiliate of Welsh, Carson, Anderson & Stowe. The covenants contained in the credit facilities are substantially identical. At December 31, 2002, The Company had $139.5 million outstanding under our credit facilities, consisting of $83.5 million of term loans and $56.0 million of borrowings under our $150.0 million revolving loan commitments. Existing borrowings under the term loans and the revolving facilities bear interest at variable rates based on LIBOR plus applicable Euro-dollar margins. Funds borrowed under this credit facility bear interest at the higher of (i) the prime rate for such day or (ii) the sum of 1/2 of 1% plus the federal funds rate for a base rate loan plus the base rate margin or (iii) the sum of the Euro-dollar margin plus the LIBOR rate applicable to such period for each Euro-dollar loan. Interest is payable quarterly in arrears. In addition, under the terms of the credit facilities, the Company cannot declare or pay dividends or return capital to common stockholders, and are restricted in the amount of any other distribution, payment or delivery of property or cash to common stockholders. The lenders under the credit facilities have a security interest in certain of the Company's operating subsidiaries.

        Term Loans—The Company currently has outstanding two separate term loans, with a total outstanding balance of $83.5 million. The $37.5 million term loan is payable in a final lump sum payment of $37.5 million on July 25, 2003. The $46.0 million term loan is payable in two separate annual installments of $1.0 million with a final lump sum payment of $44.0 million due July 25, 2005. The effective interest rates on the two term loans were 4.6% and 9.3%, respectively, at December 31, 2002.

        364-day Revolver—The 364-day Revolver has $50.0 million capacity of which none was outstanding at December 31, 2002.

        Line of Credit—The line of credit agreement has $100.0 million, capacity of which $56.0 million was outstanding at December 31, 2002 At December 31, 2002, the effective interest rate on borrowings under the revolving loan facilities was approximately 3.1%.

        Other—The Company has other minor borrowings with varying interest rates.

9.    DEBT (Continued)

        Maturities—Debt at December 31, 2002 matures as follows (in thousands):

2003	$186,533
2004	9,530
2005	44,823
2006	25
2007	26,000
Thereafter	26,000

$292,911

10.  INCOME TAXES

        The Company files a consolidated federal income tax return. Components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Current
Federal	$(1,100)	$(13,783)	$(11,149)
State/provincial	2,424	4,683	7,343
Foreign	13,631	7,213	12,195

Total current	14,955	(1,887)	8,389
Deferred
Federal	7,227	14,615	17,064
State/provincial	(669)	(345)	(1,161)
Foreign	(19,672)	(771)	(3,621)

Total deferred	(13,114)	13,499	12,282

Income tax expense	1,841	11,612	20,671
Income tax benefit from extraordinary items	—	(410)	(292)

Total income tax expense	$1,841	$11,202	$20,379

        A reconciliation of recorded federal income tax expense (benefit) to the expected amount computed by applying the federal statutory rate of 35% for all periods to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Expected expense (benefit) at statutory rate	$(6,819)	$1,398	$16,596
Increase (decrease) in income taxes resulting from:
State and foreign income taxes	1,552	1,740	3,362
Non-deductible (taxable) foreign losses (gains)	1,339	(1,930)	(1,860)
Non-deductible acquired goodwill and other intangibles	4,718	5,013	237
Foreign rate reduction impact	—	5,706	4,094
Other, net	1,051	(315)	(1,758)

Total	$1,841	$11,612	$20,671

        Deferred tax assets and liabilities consist of the following:

	December 31,
	2001	2002
	(in thousands)
Deferred tax assets
Deferred revenue	$44,754	$50,603
Allowance for doubtful accounts	1,951	2,385
Intangible assets	12,944	—
Net operating loss carryforwards	37,415	41,797
Depreciation	2,907	6,560
Derivatives	2,983	4,769
Accrued expenses	5,337	5,944
Other	5,651	6,699

Total deferred tax assets	113,942	118,757

Deferred tax liabilities
Deferred income	25,034	39,555
Servicing rights	15,179	17,697
Other	—	64

Total deferred tax liabilities	40,213	57,316

Net deferred tax asset before valuation allowance	73,729	61,441
Valuation allowance	(10,498)	(13,930)

Net deferred tax asset	$63,231	$47,511

        At December 31, 2002, the Company had approximately $76.7 million of federal net operating loss carryforwards ("NOL's"), which expire at various times through 2020. In addition, the Company has approximately $309.9 million of state NOL's which expire at various times through 2022. The utilization of $18 million of the $76.7 million federal NOL's are subject to limitations under Section 382 of the Internal Revenue Code on account of changes in the equity ownership. NOL's for both financial reporting and tax reporting purposes are subject to a valuation allowance established for the tax benefit associated with their respective unrealizable federal and state NOL's. The valuation allowance relates primarily to state NOL's and reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

        The Canadian corporate income tax rates for years beginning in 2001 were decreased. The Company recorded $5.7 million and $4.1 million of income tax expense in 2001 and 2002, respectively, to reduce the net deferred tax assets in Canada related to the lower income tax rates.

11.  STOCKHOLDERS' EQUITY

        During March 2000, the stockholders approved an increase in the number of authorized shares from 66,666,667 shares to 200,000,000 shares.

        In July 1999, the Company entered into a preferred stock purchase agreement and issued 120,000 shares of its Series A Cumulative Convertible Preferred Stock for proceeds of $120.0 million to an affiliate. In accordance with the terms of the preferred stock, the preferred stock was converted into 11,199,340 shares of common stock in connection with the Company's initial public offering on June 13, 2001.

        On June 13, 2001, the Company consummated an initial public offering, which consisted of 14,950,000 shares, including exercise of the underwriters' over-allotment option, of common stock, at a price to the public of $12.00 per share. After deducting expenses and underwriting discounts and commissions, the Company received net offering proceeds of approximately $160.8 million. The Company used proceeds of approximately $90.8 million to repay in full the outstanding balance of a term loan. The Company's Board of Directors authorized a one million share repurchase program in September 2001. The Company repurchased 418,200 shares of its common stock for approximately $6.2 million under this program in 2001. The Company repurchased none of its common stock in 2002.

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2000	2001	2002
Expected dividend yield	—	—	—
Risk-free interest rate	7.0%	5.0%	3.5%
Expected life of options (years)	4.0	4.0	4.0
Assumed volatility	0.01%	56.2%	48.0%
Weighted average fair value	$3.60	$5.86	$7.28

        The following table summarizes stock option activity under the Plan:

	Outstanding		Exercisable
	Options	Weighted average exercise price	Options	Weighted average exercise price
	(in thousands, except per share amounts)
Balance at January 1, 2000	2,348	$9.54
Granted	2,648	14.98
Exercised	(17)	9.09
Cancelled	(96)	10.39

Balance at December 31, 2000	4,883	$12.45	1,232	$9.31

Granted	2,844	12.13
Exercised	(238)	10.80
Cancelled	(970)	13.07

Balance at December 31, 2001	6,519	$12.34	2,353	$11.34

Granted	1,485	17.59
Exercised	(664)	11.73
Cancelled	(319)	13.25

Balance at December 31, 2002	7,021	$13.48	3,418	$12.04

        The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2002:

	Outstanding			Exercisable
Range of exercise prices	Options	Remaining contractual life (Years)	Weighted average exercise price	Options	Weighted average exercise price
	(In thousands, except per share amounts)
$9.00 to $12.00	3,657	7.1	$11.01	2,222	$10.44
$12.01 to $15.00	2,714	8.3	$14.93	1,181	$15.00
$15.01 to $26.00	650	9.4	$21.27	15	$16.45

	7,021			3,418

        The Plan also provides for the granting of performance-based restricted stock awards to certain officers of the Company. As of December 31, 2002, performance-based restricted stock awards representing an aggregate of 310,760 shares had been granted and were outstanding with 225,440 shares no longer subject to restrictions. The restricted shares subject to these grants will not vest unless specified performance measures tied to either EBITDA or return on stockholders' equity are met. If these performance targets are met, some of these restricted shares will vest at the end of a five year period. However, the Company's Board of Directors may accelerate vesting if certain annual EBITDA performance targets are met.

13.  EMPLOYEE BENEFIT PLANS

        The Company maintains a 401(k) profit sharing plan, which covers all eligible U.S. employees. Participants can, in accordance with Internal Revenue Service ("IRS") guidelines, set aside both pre and post tax savings in this account. In addition to their own savings, the Company contributes to plan participants' accounts in three different ways. First, each pay period the Company matches dollar for dollar on the first three percent set aside by the participant. Second, in addition to the Company match, participants are eligible once a year at the discretion of the Board of Directors for a match based on the second three percent set aside by the plan participant. Third, the Company contributes to each plan participant's account in the form of a retirement contribution that is formula based, factoring in age and years of service with the Company. The maximum annual retirement contribution an employee could potentially receive is 12% of their eligible pay. The participants in the plan can direct their contributions and the Company's matching contribution to nine investment options, including the Company's common stock. Participant contributions vest immediately and the Company's contributions vest based on a five year vesting service schedule. Company contributions for associates age 65 or older vest immediately. Contributions for the years ended December 31, 2000, 2001 and 2002 were $5.5 million, $6.9 million and $8.3 million, respectively. The Company also provides a Deferred Profit Sharing Plan for its Canadian employees after one year of service. Company contributions range from one to four percent of earnings, based on years of service.

13.  EMPLOYEE BENEFIT PLANS (Continued)

        In February 2001, the Company adopted an Employee Stock Purchase Plan and reserved 1,500,000 shares of common stock for issuance under the plan. In accordance with IRS regulations, the plan permits our eligible employees and those of our designated subsidiaries to purchase the common stock of the Company at a 15% discount to the fair market value through payroll deductions. No employee may purchase more than $25,000 in stock under the plan in any calendar year. The fair market value is determined each quarter as the lesser of the closing price on the first business day of the quarter or the last business day of the quarter. Approximately 133,000 shares of common stock have been purchased under the plan since its adoption, with approximately 106,000 shares purchased in 2002.

        The Company also maintains a Supplemental Executive Retirement Plan ("SERP"), which was amended in December 2002, effective January 1, 2003. The SERP provides an opportunity for a select group of management and highly compensated employees to defer on a pre-tax basis a portion of their regular compensation and bonuses payable for services rendered and to receive certain employer contributions.

14.  COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

        The Company has entered into certain contractual arrangements that result in a fee being billed to sponsors upon redemption of AIR MILES reward miles. The Company has obtained revolving letters of credit from certain of these sponsors that expire at various dates. These letters of credit total $65.0 million at December 31, 2002, which exceeds the estimated amount of the obligation to provide travel and other rewards.

        The Company currently has an obligation to fund redemption of AIR MILES reward miles as they are redeemed by collectors. The Company believes that the redemption settlement assets are sufficient to meet that obligation.

        The Company has entered into certain long-term arrangements to purchase tickets from an airline and other suppliers in connection with redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to make purchases at set prices. At December 31, 2002, the Company had no material minimum purchase commitments with these suppliers.

Leases

        The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $54.7 million, $56.9 million and $47.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Future annual minimum rental payments required under noncancellable operating leases, some of which contain renewal options, as of December 31, 2002 are (in thousands):

Year:
2003	$36,066
2004	26,667
2005	17,891
2006	14,773
2007	10,468
Thereafter	12,975

Total	$118,840

WFNNB

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

        Before WFNNB can pay dividends to ADSC, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, WFNNB may only pay dividends to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, WFNNB must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that WFNNB is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, the authority may require, after notice and hearing, that WFNNB cease and desist from the unsafe practice.

        Quantitative measures established by regulation to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital to average assets (as defined) ("total capital ratio", "Tier 1 capital ratio" and "leverage ratio", respectively). Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2002, WFNNB's Tier 1 capital ratio was 19.2%, total capital ratio was 19.7% and leverage ratio was 46.1%, and WFNNB was not subject to a capital directive order.

Cardholders

        The Company's Credit Services segment is active in originating private label credit cards in the United States. The Company reviews each potential customer's credit application and evaluates the applicant's financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Card holders reside throughout the United States and are not significantly concentrated in any one area.

        Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders, that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2002, WFNNB had approximately 23.6 million accountholders , having an unused line of credit averaging $725 per account.

15.  FINANCIAL INSTRUMENTS

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit through charge cards and interest rate swaps. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

        Fair Value of Financial Instruments—The estimated fair values of the Company's financial instruments were as follows:

	December 31,
	2001		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$117,535	$117,535	$30,439	$30,439
Due from card associations	46,554	46,554	27,294	27,294
Trade receivables	88,444	88,444	89,097	89,097
Seller's interest and credit card receivables, net	128,793	128,793	147,899	147,899
Redemption settlement assets	150,330	150,330	166,293	166,293
Due from securitizations	216,140	216,140	235,890	235,890
Financial liabilities
Accounts payable	82,290	82,290	72,586	72,586
Merchant settlement obligations	137,711	137,711	49,063	49,063
Derivatives	10,930	10,930	13,040	13,040
Debt	310,425	310,425	292,911	292,911

        The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

        Cash and cash equivalents, due from card associations, trade receivables, accounts payable, and merchant settlement obligations—The carrying amount approximates fair value due to the short maturity.

        Seller's interest and credit card receivables—The carrying amount of credit card receivables approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates.

        Redemption settlement assets—Fair value for securities are based on quoted market prices.

        Due from securitizations—The spread deposits and I/O strips are recorded at their fair value. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.

        Derivatives—The fair value was estimated based on the cost to the Company to terminate the agreements.

        Debt—The fair value was estimated based on the current rates available to the Company for debt with similar remaining maturities.

16.  DERIVATIVES

        The following briefly outlines the terms of borrowing related derivative financial instruments as of December 31, 2002:

	Outstanding Notional Amount	Maturity Date	Fixed/variable rate received	Fixed/variable rate paid
Interest rate derivative
	$200,000,000	May 15, 2004	LIBOR	6.720%
Foreign currency derivatives
	$37,500,000	July 25, 2003	LIBOR +1.50%	CDOR +1.76%
	46,000,000	July 25, 2005	LIBOR +3.25%	9.265%

	$83,500,000

        The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of ongoing business operations. Effective January 1, 2001, with the adoption of SFAS No. 133, the Company recognizes all derivatives on the balance sheet at their fair value. The estimated fair value of the derivatives is based primarily on dealer quotations. The Company presently uses derivatives to mitigate cash flow risks with respect to changes in foreign exchange and interest rates. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or as a hedge of a change in fair value (fair value hedge). Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item. Amounts on the balance sheet are recorded as a component of "Other liabilities." Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

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

Interest Rate Derivative

        SFAS No. 133, as amended, specifies criteria that must be met in order to apply any of the three forms of hedge accounting. The Company uses derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. The Company has an interest rate swap agreement, which serves to effectively convert the variable rates on debt related to World Financial Network Credit Card Master Trust to fixed rate amounts but which does not qualify for hedge accounting under SFAS No. 133, as amended. Under SFAS No. 133, as amended, derivatives that do not qualify for hedge accounting are marked to market through earnings. The aggregate notional amount of the interest rate swap agreement was $200.0 million. The swap term ends mid-2004. Upon adoption of SFAS No. 133, as amended, the Company recorded a transition adjustment to OCI of $4.0 million, net of tax, to recognize the fair value loss that existed at that time. The Company recognized approximately $13.0 million, before tax, and $10.2 million, before tax, in additional fair value losses related to this agreement for the years ended December 31, 2001 and 2002, respectively. During the year ending December 31, 2003, approximately $1.1 million, net of tax, of losses in other comprehensive income (loss) related to the interest rate swap are expected to be reclassified into earnings.

Foreign Currency Derivatives

        The Company's cash flows are exposed to foreign currency risk primarily from transactions denominated in the Canadian dollar. The Company utilizes two cross-currency swaps to hedge its balance sheet exposure on $83.5 million of U.S. dollar denominated debt payable by its Canadian subsidiary. The cross-currency swaps reduce in proportion to the debt repayment schedule.

  •
  A cross-currency swap with a notional amount of $37.5 million does not meet the accounting criteria to be designated as a hedge; however, fair value adjustments recorded in earnings offset the related foreign currency transaction gains and losses.

  •
  The other cross-currency swap with a notional value of $46.0 million hedges interest rate risk by effectively converting variable rate interest paid to fixed rate amounts and is designated as a cash flow hedge. Changes in the fair value are reported in other comprehensive income (loss). These amounts are reclassified into earnings in the same period in which the foreign currency transaction gains or losses occur.

Treasury Locks

        As of December 31, 2002, the Company had approximately $841,000 of unamortized treasury lock gains recorded in accumulated other comprehensive income. The treasury locks were entered into to mitigate interest rate fluctuations related to a $313 million offering of asset-backed certificates that mature in 2003. The treasury lock gains are being amortized over the life on the asset-backed certificates. Accordingly, the effective interest rate of the asset-backed certificates changed from approximately 7.0% to 6.2%.

17.  PARENT-ONLY FINANCIAL STATEMENTS

        ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. The stand alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2001	2002
	(in thousands)
Assets:
Cash and cash equivalents	$—	$3
Investment in subsidiaries	264,274	218,027
Intercompany receivables	346,659	436,445
Other assets	6,250	4,280

Total assets	$617,183	$658,755

Liabilities:
Current debt	$—	$56,000
Long-term and subordinated debt	102,000	52,000
Other liabilities	9,455	8,017

Total liabilities	111,455	116,017
Stockholders' equity	505,728	542,738

Total liabilities and stockholders' equity	$617,183	$658,755

Statements of Income

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Interest from loans to subsidiaries	$24,648	$27,237	$30,517
Dividends from subsidiaries	32,000	1,900	56,400

Total revenue	56,648	29,137	86,917
Interest expense	24,296	16,324	10,263
Other expense	970	151	730

Total expense	25,266	16,475	10,993

Income before income taxes, equity in undistributed net income and extraordinary item	31,382	12,662	75,924
Income tax expense	540	4,475	5,922

Income before equity in undistributed net income and extraordinary item	30,842	8,187	70,002
Extraordinary item, net	—	(615)	(542)
Equity in undistributed net income of subsidiaries	(52,165)	(15,804)	(43,257)

Net income	$(21,323)	$(8,232)	$26,203

Statements of Cash Flows

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Net cash provided by (used in) operating activities	$99,338	$(51,060)	$8,153
Investing activities:
Net cash paid for corporate acquisitions	10,925	5,831	1,321
Loans to subsidiaries	(93,000)	(10,000)	(25,000)

Net cash used in investing activities	(82,075)	(4,169)	(23,679)

Financing activities:
Credit facility and subordinated debt	391,000	249,000	446,000
Repayment of credit facility and subordinated debt	(408,405)	(351,910)	(440,000)
Net proceeds from issuances of common stock	149	164,283	9,529
Purchase of treasury stock	—	(6,151)	—

Net cash provided by (used in) financing activities	(17,256)	55,222	15,529

Increase (decrease) in cash and cash equivalents	7	(7)	3
Cash and cash equivalents at beginning of year	—	7	—

Cash and cash equivalents at end of year	$7	$—	$3

18.  SEGMENT INFORMATION

        Operating segments are defined by SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which consists of the Chairman of the Board and Chief Executive Officer, Presidents of the divisions, and Executive Vice Presidents. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

        The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated evenly across the segments. Interest expense and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes.

        Transaction Services performs servicing activities related to Credit Services. For this, Transaction Services receives a fee equal to its direct costs before corporate overhead allocation plus a margin. Amounts of such services are reflected in the elimination columns. The margin is based on current market rates for similar services. Revenues are attributed to geographic areas based on the location of the unit processing the underlying transactions.

Year Ended December 31, 2000	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$439,376	$268,183	$178,214	$(207,578)	$678,195
Depreciation and amortization	41,747	1,259	33,138	—	76,144
Operating income (loss)	13,017	24,059	(15,211)	—	21,865
Year Ended December 31, 2001	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$503,178	$289,420	$201,651	$(216,898)	$777,351
Depreciation and amortization	44,716	3,470	26,018	—	74,204
Operating income	25,351	25,689	3,183	—	54,223
Fair value loss on interest rate derivative	—	(15,131)	—	—	(15,131)
Year Ended December 31, 2002	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$538,361	$342,132	$236,584	$(245,626)	$871,451
Depreciation and amortization	44,627	6,724	15,124	—	66,475
Operating income	32,145	31,187	17,316	—	80,648
Fair value loss on interest rate derivative	—	(12,017)	—	—	(12,017)

        Information concerning principal geographic areas is as follows:

	United States	Rest of World(1)	Total
	(in thousands)
Revenues
Year Ended December 31, 2000	$518,839	$159,356	$678,195
Year Ended December 31, 2001	590,709	186,642	777,351
Year Ended December 31, 2002	648,963	222,488	871,451
Total assets
December 31, 2001	$1,017,722	$459,496	$1,477,218
December 31, 2002	930,344	523,074	1,453,418

(1)
Primarily Canada.

19.  RELATED PARTY TRANSACTIONS

        One of the Company's stockholders, Welsh, Carson, Anderson & Stowe and related affiliates ("WCAS"), provides significant financing to the Company. As of December 31, 2002:

  •
  The Company has outstanding a 10% subordinated note to WCAS, in the principal amount of $52.0 million. Principal on the note is due in two equal installments on September 15, 2007 and September 15, 2008. Interest is payable semi-annually in arrears on each March 15 and

    September 15. In conjunction with the issuance of the note, the Company issued 655,556 shares of common stock.

  •
  During 2002, the Company repaid $50.0 million of 10% subordinated notes to WCAS and Limited Brands.

  •
  Upon consummation of the initial public offering, the Company's series A preferred stock was converted into approximately 11,199,340 shares of common stock. WCAS was the holder of the preferred stock.

        The other significant stockholder of the Company, Limited Brands (through its retail affiliates), is a significant customer, representing 18.8% of total revenue. Limited Brands revenue is derived from all segments but primarily from Transaction and Credit Services. The majority of revenue comes from the Company's cardholders who are customers of Limited Brands. The Company has entered into credit card processing agreements and a database marketing agreement with several retail affiliates of Limited Brands. The Company has received database and merchant discount fees directly from Limited Brands and its retail affiliates of $46.7 million, $43.5 million and $44.4 million for 2000, 2001 and 2002, respectively.

20.  SUBSEQUENT EVENTS

        In March 2003, the Company purchased the customer care back office operations of American Electric Power related to the Texas marketplace for approximately $30.0 million. As part of the transaction, the Company will provide billing and customer care services to over 800,000 accounts that were recently acquired by a U.S. subsidiary of Centrica plc.

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Unaudited quarterly results of operations for the years ended December 31, 2001 and 2002 are presented below.

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands, except per share amounts)
Revenue	$181,180	$183,679	$201,650	$210,843
Operating expenses	170,071	171,895	186,058	195,104
Other expenses(1)	—	—	—	5,000
Fair value loss on interest rate derivative	5,431	390	8,813	497
Interest expense	9,635	8,566	6,092	5,803

Income (loss) before income taxes and extraordinary item	(3,957)	2,828	687	4,439
Income tax expense (benefit)	(797)	2,255	4,942	5,213

Income (loss) before extraordinary item	(3,160)	573	(4,255)	(774)
Loss from extinguishment of debt (less applicable income taxes of $410)	—	(615)	—	—

Net loss	$(3,160)	$(42)	$(4,255)	$(774)
Net loss per share before extraordinary item—basic and diluted	$(0.10)	$(0.02)	$(0.06)	$(0.01)

Net loss per share—basic and diluted	$(0.10)	$(0.03)	$(0.06)	$(0.01)

(1)
Relates to the write-off of an investment in a utility services venture made in 2000.

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Revenue	$210,339	$205,541	$218,739	$236,832
Operating expenses	195,527	187,408	195,822	212,047
Fair value loss (gain) on interest rate derivative	(387)	5,647	5,155	1,602
Interest expense	6,294	5,000	4,969	4,952

Income before income taxes and extraordinary item	8,905	7,486	12,793	18,231
Income tax expense	4,446	3,552	5,022	7,652

Income before extraordinary item	4,459	3,934	7,771	10,579
Loss from extinguishment of debt (less applicable income taxes of $292)	—	(542)	—	—

Net income	$4,459	$3,392	$7,771	$10,579

Net income per share before extraordinary item—basic	$0.06	$0.05	$0.10	$0.14

Net income per share before extraordinary item—diluted	$0.06	$0.05	$0.10	$0.14

Net income per share—basic	$0.06	$0.05	$0.10	$0.14

Net income per share—diluted	$0.06	$0.04	$0.10	$0.14

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
Date: March 12, 2003	By:	/s/ J. MICHAEL PARKS J. Michael Parks Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. MICHAEL PARKS J. Michael Parks	Chairman of the Board, Chief Executive Officer and Director	March 12, 2003
/s/ EDWARD J. HEFFERNAN Edward J. Heffernan	Executive Vice President and Chief Financial Officer	March 12, 2003
/s/ MICHAEL D. KUBIC Michael D. Kubic	Senior Vice President, Corporate Controller, and Chief Accounting Officer	March 12, 2003
/s/ BRUCE K. ANDERSON Bruce K. Anderson	Director	March 12, 2003
/s/ ROGER H. BALLOU Roger H. Ballou	Director	March 12, 2003
/s/ DANIEL P. FINKELMAN Daniel P. Finkelman	Director	March 12, 2003
/s/ ROBERT A. MINICUCCI Robert A. Minicucci	Director	March 12, 2003

Anthony J. de Nicola	Director	March , 2003
/s/ KENNETH R. JENSEN Kenneth R. Jensen	Director	March 12, 2003
/s/ BRUCE A. SOLL Bruce A. Soll	Director	March 12, 2003

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER
OF
ALLIANCE DATA SYSTEMS CORPORATION

I, J. Michael Parks, Chief Executive Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Alliance Data Systems Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/  J. MICHAEL PARKS

J. Michael Parks
Chief Executive Officer

CERTIFICATION OF THE
CHIEF FINANCIAL OFFICER
OF
ALLIANCE DATA SYSTEMS CORPORATION

I, Edward J. Heffernan, Chief Financial Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Alliance Data Systems Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/  EDWARD J. HEFFERNAN

Edward J. Heffernan
Chief Financial Officer

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Increases	Deductions	Balance at end of period
Allowance for Doubtful Accounts—Trade receivables:
Year Ended December 31, 2000	$1,079	$3,565	$(768)	$3,876
Year Ended December 31, 2001	3,876	3,735	(6,188)	1,423
Year Ended December 31, 2002	1,423	3,238	(2,406)	2,255
Allowance for Doubtful Accounts—Credit Card receivables:
Year Ended December 31, 2000	3,657	13,828	(13,828)	3,657
Year Ended December 31, 2001	3,657	18,887	(17,778)	4,766
Year Ended December 31, 2002	4,766	14,824	(13,678)	5,912