Form 10-Q
period 2003-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2003-05-14
CIK 1101215

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2003
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

        As of April 30, 2003, 78,703,786 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

PART I

Item 1. Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31, 2002	March 31, 2003
ASSETS
Cash and cash equivalents	$30,439	$99,664
Due from card associations	27,294	34,748
Trade receivables, net	89,097	86,034
Seller's interest and credit card receivables, net	147,899	144,838
Deferred tax asset, net	37,367	37,420
Other current assets	56,844	55,708

Total current assets	388,940	458,412
Redemption settlement assets, restricted	166,293	180,550
Property and equipment, net	119,638	123,110
Deferred tax asset, net	10,144	15,953
Other non-current assets	17,131	26,274
Due from securitizations	235,890	212,081
Intangible assets, net	76,774	94,573
Goodwill	438,608	443,452

Total assets	$1,453,418	$1,554,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$72,586	$89,307
Accrued expenses	87,568	90,266
Merchant settlement obligations	49,063	98,316
Other liabilities	33,220	48,059
Debt, current portion	184,993	166,260

Total current liabilities	427,430	492,208
Other liabilities	15,268	19,002
Deferred revenue—service	106,504	106,187
Deferred revenue—redemption	253,560	273,224
Long-term and subordinated debt	107,918	104,567

Total liabilities	910,680	995,188
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 74,938 shares as of December 31, 2002, 75,127 shares as of March 31, 2003	749	751
Additional paid-in capital	522,209	525,746
Treasury stock	(6,151)	(6,151)
Retained earnings	34,341	46,656
Accumulated other comprehensive loss	(8,410)	(7,785)

Total stockholders' equity	542,738	559,217

Total liabilities and stockholders' equity	$1,453,418	$1,554,405

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Three months ended March 31,
	2002	2003
Revenues
Transaction and marketing services	$120,960	$116,373
Redemption	32,677	36,108
Financing charges, net	51,673	77,276
Other income	5,029	10,432

Total revenue	210,339	240,189
Operating expenses
Cost of operations	164,781	180,406
General and administrative	14,638	16,875
Depreciation and other amortization	9,271	12,925
Amortization of purchased intangibles	6,837	4,353

Total operating expenses	195,527	214,559
Operating income	14,812	25,630
Fair value gain (loss) on interest rate derivative	387	(1,148)
Interest expense	6,294	4,556

Income before income tax expense	8,905	19,926
Income tax expense	4,446	7,612

Net income	$4,459	$12,314

Net income per share—basic and diluted	$0.06	$0.16

Weighted average shares—basic	73,996	74,866

Weighted average shares—diluted	76,607	76,463

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three months ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,459	$12,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,108	17,278
Deferred income taxes	(2,675)	(5,862)
Accretion of deferred income	(384)	(384)
Fair value (gain) loss on interest rate derivative	(387)	1,148
Provision for doubtful accounts	3,359	2,986
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivable	5,267	5,455
Change in merchant settlement activity	(44,089)	41,799
Change in other assets	631	(3,518)
Change in accounts payable and accrued expenses	(8,346)	13,921
Change in deferred revenue	5,071	5,955
Change in other liabilities	4,320	8,712
Purchase of credit card receivables	(93,581)	—
Proceeds from sale of credit card receivable portfolios	92,373	—
Other operating activities	(1,113)	2,654

Net cash provided by (used in) operating activities	(18,987)	102,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	926	(14,257)
Acquisitions, net of cash acquired	(26,019)	(33,006)
Change in seller's interest	6,980	351
Change in due from securitizations	35,148	23,808
Capital expenditures	(9,582)	(10,709)
Other investing activities	(710)	108

Net cash provided by (used in) investing activities	6,743	(33,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	138,200	174,468
Repayment of borrowings	(164,088)	(197,500)
Proceeds from issuance of common stock	4,033	885

Net cash used in financing activities	(21,855)	(22,147)

Effect of exchange rate changes	(6,149)	22,619

Change in cash and cash equivalents	(40,248)	69,225
Cash and cash equivalents at beginning of period	117,535	30,439

Cash and cash equivalents at end of period	$77,287	$99,664

Supplemental cash flow information:
Interest paid	$8,926	$5,963

Income taxes paid	$7,165	$4,425

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation ("ADSC" or, including its wholly owned subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed on Form 10-K for the year ended December 31, 2002.

        The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation.

2. ACQUISITIONS AND INTANGIBLE ASSETS

        In January 2003, the Company purchased substantially all of the assets of Exolink Corporation, a provider of utility back office support services, for approximately $1.0 million.

        In March 2003, the Company purchased the customer care back office operations of American Electric Power Company related to the deregulated Texas marketplace for approximately $30.0 million. The preliminary purchase price allocation resulted in identifiable intangible assets of $20.0 million which are being amortized over a two to five year period, goodwill of $4.9 million and net other assets of $5.1 million. As part of the transaction, the Company will provide billing and customer care services to over 800,000 accounts that were recently acquired by a U.S. subsidiary of Centrica plc.

        In the first quarter of 2003, as a result of certain milestones being achieved by previously acquired entities, the Company paid an additional cash consideration of $2.0 million. The additional consideration was treated as additional purchase price.

        Intangible assets consist of the following:

	December 31,	March 31,
	2002	2003	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$16,566	$12,155	3 years—straight line
Customer contracts and lists	77,876	99,911	2-20 years—straight line
Noncompete agreements	4,300	4,300	1-5 years—straight line
Sponsor contracts	38,306	38,306	5 years—declining balance
Collector database	47,043	47,043	15%—declining balance

Total	184,091	201,715
Accumulated amortization	(107,317)	(107,142)

Intangible assets, net	$76,774	$94,573

3. DEBT

        Debt consists of the following:

	December 31,	March 31,
	2002	2003
	(in thousands)
Certificates of deposit	$96,200	$74,700
Subordinated notes	52,000	52,000
Credit facility	139,500	138,500
Other	5,211	5,627

	292,911	270,827
Less: current portion	(184,993)	(166,260)

Long term portion	$107,918	$104,567

4. INCOME TAXES

        For the three months ended March 31, 2003, the Company has utilized an effective tax rate of 38.2% to calculate its income tax expense. In accordance with Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company's expected annual effective tax rate for calendar year 2003 based on all known variables.

5. COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax effect are as follows:

	Three months ended March 31,
	2002	2003
	(in thousands)
Net income	$4,459	$12,314
Change in fair value of derivatives	810	(1,755)
Reclassifications into earnings (1)	(131)	1,824
Unrealized gain (loss) on securities available-for-sale	(254)	(726)
Foreign currency translation adjustments	(1,688)	1,283

Total comprehensive income	$3,196	$12,940

(1)
Reclassifications into earnings arise from interest rate swaps, a foreign currency hedge, and amortization of amounts recorded in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133.

6. STOCK COMPENSATION

        At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2002	2003
	(in thousands, except per share amounts)
Net income, as reported	$4,459	$12,314
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(3,182)	(2,288)

Net income, pro forma	$1,277	$10,026

Net income per share:
Basic and diluted-as reported	$0.06	$0.16
Basic and diluted-pro forma	$0.02	$0.13

        The Company has recognized stock compensation expense, net of tax, of $1.7 million in the first quarter of 2003 compared to $1.9 million for the same period in 2002, related to performance based restricted stock that has been granted to certain officers.

        The Board of Directors of the Company adopted the 2003 Long Term Incentive Plan on April 4, 2003, subject to stockholder approval at the Company's 2003 annual meeting of stockholders on June 10, 2003. The plan reserves 6,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to officers, employees, non-employee directors or consultants performing services for the Company or its affiliates.

7. SEGMENT INFORMATION

        Consistent with prior periods, the Company continues to classify its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Three months ended March 31, 2002
Revenues	$132,208	$82,071	$54,649	$(58,589)	$210,339
Depreciation and amortization	10,715	1,440	3,953	—	16,108
Operating income	4,703	7,576	2,533	—	14,812
Fair value gain on interest rate derivative	—	387	—	—	387
Three months ended March 31, 2003
Revenues	$143,119	$109,179	$59,735	$(71,844)	$240,189
Depreciation and amortization	11,569	1,418	4,291	—	17,278
Operating income	7,024	15,616	2,990	—	25,630
Fair value loss on interest rate derivative	—	1,148	—	—	1,148

8. RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company is evaluating the impact of this statement on its financial results.

9. SUBSEQUENT EVENTS

        In April 2003, the Company entered into three new credit facilities to replace its prior credit facilities. The first facility provides for a $150.0 million revolving commitment and matures in April 2006. The second facility is a 364-day facility and provides for an additional $150.0 million revolving commitment that matures in April 2004. The third facility provides for a $100.0 million revolving commitment to Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, and matures in April 2006. The covenants contained in the three credit facilities are substantially identical to each other and to the covenants contained in the prior credit facilities.

        In April 2003, the Company completed a public offering of 10,350,000 shares of its common stock at $19.65 per share. 7,000,000 shares were sold by one of the Company's largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, Inc., and the remaining 3,350,000 shares were sold by the Company. The net proceeds from the offering were $62.0 million after deducting underwriting discounts and commissions and estimated offering expenses. Concurrently with the closing of the public offering, the Company used $52.7 million of the net proceeds to repay debt outstanding, plus accrued interest, under a 10% subordinated note that the Company issued in September 1998 to an affiliated entity of Welsh, Carson, Anderson and Stowe, the Company's largest stockholder.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report.

Subsequent Events

        In April 2003, we entered into three new credit facilities to replace our prior credit facilities. The first facility provides for a $150.0 million revolving commitment and matures in April 2006. The second facility is a 364-day facility and provides for an additional $150.0 million revolving commitment that matures in April 2004. The third facility provides for a $100.0 million revolving commitment to Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, and matures in April 2006. The covenants contained in the three credit facilities are substantially identical to each other and to the covenants contained in the prior credit facilities.

        Our Board of Directors adopted the 2003 Long Term Incentive Plan on April 4, 2003, subject to stockholder approval at our 2003 annual meeting of stockholders on June 10, 2003. The plan reserves 6,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to officers, employees, non-employee directors or consultants performing services for us or our affiliates.

        In April 2003, we completed a public offering of 10,350,000 shares of our common stock at $19.65 per share. 7,000,000 shares were sold by one of our largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, Inc., and the remaining 3,350,000 shares were sold by us. The net proceeds from the offering were $62.0 million after deducting underwriting discounts and commissions and estimated offering expenses. Concurrently with the closing of the public offering, we used $52.7 million of the net proceeds to repay $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that we issued in September 1998 to an affiliated entity of Welsh, Carson, Anderson and Stowe, our largest stockholder.

Use of Non-GAAP Financial Measures

        EBITDA is a non-GAAP financial measure equal to operating income, the most directly comparable GAAP financial measure, plus depreciation and amortization. Operating EBITDA is a non-GAAP financial measure equal to EBITDA plus the change in deferred revenue less the (increase) decrease in redemption settlement assets. We have presented EBITDA and operating EBITDA because we use them to monitor compliance with the financial covenants in our credit agreements, such as debt-to-operating EBITDA and operating EBITDA to interest expense ratios. We also use EBITDA and operating EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Therefore, we believe that EBITDA and operating EBITDA provide useful information to our investors regarding our performance and overall results of operations. EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA and operating EBITDA measures presented in this quarterly report may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements. The following sets forth a reconciliation of operating income to EBITDA and operating EBITDA:

	Three months ended March 31,
	2002	2003
	(in thousands)
Operating income	$14,812	$25,630
Plus depreciation and other amortization	9,271	12,925
Plus amortization of purchased intangibles	6,837	4,353

EBITDA	30,920	42,908
Plus change in deferred revenue	5,278	19,347
Less (increase) decrease in redemption settlement assets	926	(14,257)

Operating EBITDA	$37,124	$47,998

Results of Operations

Three months ended March 31, 2002 compared to the three months ended March 31, 2003

	Three months ended March 31,
	Revenue		EBITDA		Depreciation & amortization		Operating income
	2002	2003	2002	2003	2002	2003	2002	2003
	(in thousands)
Transaction Services	$132,208	$143,119	$15,418	$18,593	$10,715	$11,569	$4,703	$7,024
Credit Services	82,071	109,179	9,016	17,034	1,440	1,418	7,576	15,616
Marketing Services	54,649	59,735	6,486	7,281	3,953	4,291	2,533	2,990
Other/Eliminations	(58,589)	(71,844)	—	—	—	—	—	—

Total	$210,339	$240,189	$30,920	$42,908	$16,108	$17,278	$14,812	$25,630

        Revenue.    Total revenue increased $29.9 million, or 14.2%, to $240.2 million for the three months ended March 31, 2003 from $210.3 million for the comparable period in 2002. The increase was due to a 8.3% increase in Transaction Services revenue, a 33.0% increase in Credit Services revenue and a 9.3% increase in Marketing Services revenue as follows:

  •
  Transaction Services.  Transaction Services revenue increased $10.9 million, or 8.3%, primarily due to an increase in the generation of statements and in the revenue per statement generated partially offset by a decrease in transactions processed. The increase in statements generated includes a change in the mix of statements generated. During the first quarter of 2003, utility statements increased 98.4%, while serviced-only private label statements declined 72.8%. The increase in the number of statements generated by utility services was led by Enlogix customers and the recent addition of Centrica and AEP accounts. The decline in serviced-only private label statements is primarily associated with the deconversion of Charming Shoppes. Additionally, full service private label statements increased 6.7%. Revenue per statement generated increased 4.8% due to the shift in statement mix. Transactions processed decreased by 24.4% due to the pruning of non-core accounts.

  •
  Credit Services.  Credit Services revenue increased $27.1 million, or 33.0%, primarily due to a 46.4% increase in finance charges, net. Finance charges, net increased $24.6 million primarily as a result of a 11.4% increase in average core accounts receivable, lower financing costs and a decrease in charge-offs compared to the same period in 2002.

  •
  Marketing Services.  Marketing Services revenue increased $5.1 million, or 9.3%, primarily due to an increase in reward revenue related to a 4.3% increase in the redemption of AIR MILES® reward miles and an increase in the accretion of deferred services revenue. Our deferred revenue balance increased 5.4% to $379.4 million at March 31, 2003 from $360.1 million at December 31, 2002 due to continued growth in the program, including a 9.4% increase in AIR MILES reward miles issued during the three months ended March 31, 2003 over the comparable period in 2002.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $17.9 million, or 10.0%, to $197.3 million during the three months ended March 31, 2003 from $179.4 million during the comparable period in 2002. Total EBITDA margin increased to 17.9% for the three months ended March 31, 2003 from 14.7% for the comparable period in 2002, primarily due to increased margins for Transaction Services, Credit Services and Marketing Services.

  •
  Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $7.7 million, or 6.6%, to $124.5 million for the three months ended March 31, 2003 from $116.8 million for the comparable period in 2002, and EBITDA margin increased to 13.0% for the three months ended March 31, 2003 from 11.7% during the comparable period in 2002. The EBITDA margin improved primarily due to the increasing scale now benefiting our utility services and continued margin improvements in merchant services from the loss of certain non-core low margin accounts and in issuer services from increased scale as a result of client wins in 2002.

  •
  Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $19.0 million, or 26.0%, to $92.1 million for the three months ended March 31, 2003 from $73.1 million for the comparable period in 2002, and EBITDA margin increased to 15.6% for the three months ended March 31, 2003 from 11.0% for the same period of 2002. The increased margin is the result of favorable revenue trends from increased receivable balances, lower financing costs and lower net charge-offs.

  •
  Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $4.3 million, or 8.9%, to $52.5 million for the three months ended March 31, 2003 from $48.2 million for the comparable period in 2002, and EBITDA margin increased to 12.2% for the three months ended March 31, 2003 from 11.9% for the comparable period in 2002. The increase in EBITDA margin is being driven by the AIR MILES Reward Program from the benefits of increased scale, as greater amounts of prior period deferred revenue amortizes into revenue.

  •
  Depreciation and Amortization.  Depreciation and amortization increased $1.2 million, or 7.5%, to $17.3 million for the three months ended March 31, 2003 from $16.1 million for the comparable period in 2002 due primarily to an increase in depreciation and other amortization of $3.7 million related to capital spending, offset by a $2.5 million decrease in the amortization of purchased intangibles relating to certain intangibles becoming fully amortized in 2002.

        Operating Income.    Operating income increased $10.8 million, or 73.0%, to $25.6 million for the three months ended March 31, 2003 from $14.8 million during the comparable period in 2002. Operating income increased due to increases in EBITDA from each of the segments.

        Interest Expense.    Interest expense decreased $1.7 million, or 27.0%, to $4.6 million for the three months ended March 31, 2003 from $6.3 million for the comparable period in 2002 due to a decrease in average debt outstanding and lower interest rates.

        Taxes.    Income tax expense increased $3.2 million to $7.6 million for the three months ended March 31, 2003 from $4.4 million in 2002 due to an increase in taxable income. Our effective tax rate of 38.2% in 2003 improved from the 49.9% effective rate in 2002 due to lower tax rates in Canada and the relatively smaller impact of non-deductible permanent items in 2003.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, increased $1.2 million to $10.4 million for the three months ended March 31, 2003 from $9.2 million for the comparable period in 2002. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates.

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

        Delinquencies.    A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are paid or are charged off, typically after becoming 180 days delinquent. When an account becomes delinquent, we print a message on the cardholder's billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

        The following tables reflect statistics for our securitization trust as reported to the trustee for compliance reporting. Management also uses core receivables to manage and analyze the portfolios. Core receivables are defined as securitized receivables less those receivables whereby the Company does not assume any risk of loss. These losses are passed on to the respective client.

	December 31, 2002	% of total	March 31, 2003	% of total
	(dollars in thousands)
Receivables outstanding	$2,775,138	100.0%	$2,495,686	100.0%
Loan balances contractually delinquent:
31 to 60 days	53,893	1.9	44,497	1.8
61 to 90 days	33,332	1.2	30,270	1.2
91 or more days	64,295	2.3	61,750	2.5

Total	$151,520	5.5%	$136,517	5.5%

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

	Three months ended March 31,
	2002	2003
	(dollars in thousands)
Average securitized portfolio	$2,355,736	$2,611,992
Net charge-offs	43,483	45,010
Net charge-offs as a percentage of average loans outstanding (annualized)	7.4%	6.9%

Liquidity and Capital Resources

        Operating Activities.    We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Three months ended March 31,
	2002	2003
	(in thousands)
Cash provided by operating activities before change in merchant settlement activity	$25,102	$60,659
Net change in merchant settlement activity	(44,089)	41,799

Cash (used in) provided by operating activities	$(18,987)	$102,458

        We generated cash flow from operating activities before change in merchant settlement activity of $60.7 million for the three months ended March 31, 2003 compared to $25.1 million for the comparable period in 2002. The increase in operating cash flows before change in merchant settlement activity is related to improved operating results for the three months ended March 31, 2003, in addition to working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

        Investing Activities.    We utilized cash flow for investing activities of $33.7 million for the three months ended March 31, 2003 compared to providing $6.7 million for the comparable period in 2002. Significant components of investing activities are as follows:

  •
  Acquisitions.  Net cash outlays, net of cash received, for acquisitions for the three months ended March 31, 2003 were $33.0 million compared to $26.0 million in the comparable period in 2002. The outlay for acquisitions in 2003 relates to the January 2003 purchase of substantially all of the assets of ExoLink Corporation, a provider of utility back office support services and the March 2003 purchase of the customer care back office operations of America Electric Power Company related to the deregulated Texas marketplace.

  •
  Securitizations and Receivables Funding.  We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of March 31, 2003, we had over $2.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. We intend to utilize our securitization program for the foreseeable future.

        Financing Activities.    Net cash used in financing activities was $22.1 million for the three months ended March 31, 2003 compared to $21.9 million of net cash used for the comparable period in 2002. Our financing activities relate primarily to funding working capital requirements, the securitization program and acquisitions.

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

        Securitization Program and Off-Balance Sheet Transactions.    As of March 31, 2003, we had over $2.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, we are required to maintain a credit enhancement level of 6% of securitized credit card receivables as compared to 4% to 5% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets.

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.0% to 4.8%. As of March 31, 2003, we had $74.7 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

        Credit Facilities.    On April 10, 2003, we entered into three new credit facilities to replace our prior credit facilities. The first facility provides for a $150.0 million revolving commitment and matures in April 2006. The second facility is a 364-day facility and provides for an additional $150.0 million revolving commitment that matures in April 2004. The third facility provides for a $100.0 million revolving commitment to Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, and matures in April 2006. The covenants contained in the three credit facilities are substantially identical to each other and to the covenants contained in the prior credit facilities.

        Advances under the credit facilities are in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its "prime rate" and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuates based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 1.0% to 1.5% based upon the ratio of Total Debt under the credit facilities to Consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities are secured by pledges of stock of certain of our subsidiaries and pledges of certain intercompany promissory notes.

        At April 11, 2003, we had borrowings of $205.0 million outstanding under these credit facilities (with an average interest rate of 4.25%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $195.0 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $50.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.

        We used the initial advances under the new credit facilities to refinance our prior credit facilities. We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures.

        Issuances of Equity.    In April 2003, we completed a public offering of 10,350,000 shares of our common stock at $19.65 per share. 7,000,000 shares were sold by one of our largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, Inc., and the remaining 3,350,000 shares were sold by us. The net proceeds from the offering were $62.0 million after deducting underwriting discounts and commissions and estimated offering expenses. Concurrently with the closing of the public offering, we used $52.7 million of the net proceeds to repay $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that we issued in September 1998 to an affiliated entity of Welsh, Carson, Anderson and Stowe, our largest stockholder.

Recently Issued Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. We are evaluating the impact of this statement on our financial results.

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

Audit Committee Pre-Approval

        Our audit committee has resolved to pre-approve all audit and non-audit services to be performed for us by our independent auditors, Deloitte & Touche LLP. Non-audit services that have received pre-approval include tax preparation and related tax consultation and advice, assistance with our securitization program, review and support for securities issuances, SAS 70 reporting and acquisition assistance.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II

Item 1. Legal Proceedings.

        From time to time, we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of contractual obligations.

Item 2. Changes in Securities and Use of Proceeds.

        On April 30, 2003, we completed a public offering of 10,350,000 shares of our common stock, which included 1,350,000 shares of common stock sold by us to cover the underwriters' over-allotment option, at a public offering price of $19.65 per share. The offering was completed pursuant to a Registration Statement on Form S-3, File No. 333-104314 which was declared effective by the SEC on April 24, 2003. Of the shares sold in the offering, 7,000,000 shares were sold by one of our largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, Inc., and the remaining 3,350,000 shares were sold by us. Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. acted as joint book-running managers for the offering and Adams, Harkness & Hill, Inc., CIBC World Markets Corp. and Lehman Brothers Inc. served as co-managers. Aggregate proceeds from the offering to us were $65.8 million and to the selling stockholder were $137.5 million. After deducting underwriting discounts and commissions of $3.3 million and estimated offering expenses, we received net offering proceeds of approximately $62.0 million.

        Concurrently with the closing of the public offering, we used $52.7 million of net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that we issued in September 1998 to an affiliated entity of Welsh, Carson, Anderson and Stowe, our largest stockholder. We have used and anticipate continuing to use the balance of the proceeds, approximately $9.3 million, for potential acquisitions and general corporate purposes, including working capital and capital expenditures. The amounts and timing of our expenditures for general corporate purposes will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth of our business. As a result, we have retained broad discretion in allocating the remaining proceeds from public offering. No payments of expenses or uses of net proceeds constituted direct or indirect payments to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities, or to any of our affiliates other than (1) the repayment of the $52.0 million of debt outstanding held by Welsh Carson and (2) reimbursements, if any, to the selling stockholder for expenses related to the offering as required under our stockholders agreement.

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
*10.1	Fourth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 30, 2001.
*10.2	Indenture of Lease by and between OTR and ADS Alliance Data Systems, Inc., dated as of February 1, 2002, as amended.
10.3
First Amendment, dated as of April 9, 2003, to Stockholders Agreement, dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.4
Credit Agreement (3-Year), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.5
Credit Agreement (364-Day), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).

10.6
Credit Agreement (Canadian), dated as of April 10, 2003, by and among Loyalty Management Group Canada Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
*10.7	Amendment, dated February 4, 2003, to Alliance Data Systems 401(k) Retirement Savings Plan.
*10.8	Amendment No. 2, dated April 7, 2003, to Alliance Data Systems 401(k) Retirement Savings Plan.
*10.9	Amendment No. 3, dated May 8, 2003, to Alliance Data Systems 401(k) Retirement Savings Plan.
*99.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K:

        On April 15, 2003, we furnished to the SEC a Current Report on Form 8-K, dated April 15, 2003. The Current Report on Form 8-K relates to our earnings for the first quarter of 2003.

        On March 10, 2003, we filed with the SEC a Current Report on Form 8-K, dated March 10, 2003. The Current Report on Form 8-K relates to our announcement of the provision of outsourcing services to Texas deregulated utility customers of subsidiaries of Centrica North America, CPL Retail Energy and WTU Retail Energy, along with Texas deregulated utility customers of American Electric Power Company and the sale by American Electric Power Company of back office operations to us.

        On January 29, 2003, we filed with the SEC a Current Report on Form 8-K, dated January 29, 2003. The Current Report on Form 8-K relates to our earnings for the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
Date: May 14, 2003	By:	/s/ EDWARD J. HEFFERNAN Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 14, 2003	By:	/s/ MICHAEL D. KUBIC Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

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

Date: May 14, 2003
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

Date: May 14, 2003
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
*10.1	Fourth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 30, 2001.
*10.2	Indenture of Lease by and between OTR and ADS Alliance Data Systems, Inc., dated as of February 1, 2002, as amended.
10.3
First Amendment, dated as of April 9, 2003, to Stockholders Agreement, dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No.333-104314).
10.4
Credit Agreement (3-Year), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No.333-104314).
10.5
Credit Agreement (364-Day), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No.333-104314).
10.6
Credit Agreement (Canadian), dated as of April 10, 2003, by and among Loyalty Management Group Canada Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No.333-104314).

*10.7	Amendment, dated February 4, 2003, to Alliance Data Systems 401(k) Retirement Savings Plan.
*10.8	Amendment No. 2, dated April 7, 2003, to Alliance Data Systems 401(k) Retirement Savings Plan.
*10.9	Amendment No. 3, dated May 8, 2003, to Alliance Data Systems 401(k) Retirement Savings Plan.
*99.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

ALLIANCE DATA SYSTEMS CORPORATION INDEX
PART I
  Item 1. Financial Statements
ALLIANCE DATA SYSTEMS CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except per share amounts)
ALLIANCE DATA SYSTEMS CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share amounts)
ALLIANCE DATA SYSTEMS CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
ALLIANCE DATA SYSTEMS CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
FORWARD-LOOKING STATEMENTS
PART II
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
EXHIBIT INDEX
SIGNATURES
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF ALLIANCE DATA SYSTEMS CORPORATION
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF ALLIANCE DATA SYSTEMS CORPORATION
EXHIBIT INDEX