Form 10-Q
period 2003-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2003-08-08
CIK 1101215

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of July 31, 2003, 79,357,160 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

PART I

Item 1. Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	December 31, 2002	June 30, 2003
ASSETS
Cash and cash equivalents	$30,439	$134,976
Due from card associations	27,294	35,625
Trade receivables, net	89,097	108,135
Seller's interest and credit card receivables, net	147,899	180,436
Deferred tax asset, net	37,367	36,852
Other current assets	56,844	59,812

Total current assets	388,940	555,836
Redemption settlement assets, restricted	166,293	201,656
Property and equipment, net	119,638	127,729
Deferred tax asset, net	10,144	21,390
Other non-current assets	17,131	26,702
Due from securitizations	235,890	197,970
Intangible assets, net	76,774	94,673
Goodwill	438,608	438,355

Total assets	$1,453,418	$1,664,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$72,586	$89,263
Accrued expenses	87,568	95,048
Merchant settlement obligations	49,063	106,558
Other liabilities	33,220	49,192
Debt, current portion	184,993	143,855

Total current liabilities	427,430	483,916
Other liabilities	15,268	17,098
Deferred revenue—service	106,504	108,240
Deferred revenue—redemption	253,560	298,574
Long-term and subordinated debt	107,918	107,185

Total liabilities	910,680	1,015,013
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 74,938 shares as of December 31, 2002, 79,128 shares as of June 30, 2003	749	791
Additional paid-in capital	522,209	596,004
Treasury stock	(6,151)	(6,151)
Retained earnings	34,341	58,603
Accumulated other comprehensive gain (loss)	(8,410)	51

Total stockholders' equity	542,738	649,298

Total liabilities and stockholders' equity	$1,453,418	$1,664,311

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues
Transaction and marketing services	$126,518	$129,522	$247,477	$245,895
Redemption	32,442	39,867	65,119	75,975
Financing charges, net	43,376	63,169	95,049	140,445
Other income	3,205	15,009	8,235	25,441

Total revenue	205,541	247,567	415,880	487,756
Operating expenses
Cost of operations	160,695	186,540	325,476	366,946
General and administrative	10,260	11,015	24,898	27,890
Depreciation and other amortization	9,895	13,370	19,166	26,295
Amortization of purchased intangibles	6,558	5,109	13,395	9,462

Total operating expenses	187,408	216,034	382,935	430,593
Operating income	18,133	31,533	32,945	57,163
Fair value loss on interest rate derivative	5,647	797	5,260	1,945
Interest expense	5,000	7,107	11,294	11,663
Other debt-related expenses	834	4,275	834	4,275

Income before income tax expense	6,652	19,354	15,557	39,280
Income tax expense	3,260	7,407	7,706	15,019

Net income	$3,392	$11,947	$7,851	$24,261

Net income per share—basic	$0.05	$0.15	$0.11	$0.32

Net income per share—diluted	$0.04	$0.15	$0.10	$0.31

Weighted average shares—basic	74,045	77,761	74,040	76,467

Weighted average shares—diluted	76,827	80,204	76,690	78,465

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six months ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,851	$24,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,561	35,757
Deferred income taxes	(5,891)	(1,805)
Accretion of deferred income	(773)	(547)
Fair value loss on interest rate derivative	5,260	1,945
(Benefit) provision for doubtful accounts	(5,507)	6,212
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivables	6,666	(12,812)
Change in merchant settlement activity	(55,386)	49,164
Change in other assets	(321)	(8,207)
Change in accounts payable and accrued expenses	(14,047)	15,054
Change in deferred revenue	14,505	14,844
Change in other liabilities	1,144	9,701
Purchase of credit card receivables	(93,581)	(35,872)
Proceeds from sale of credit card receivable portfolios	92,373	—
Other operating activities	2,948	2,654

Net cash (used in) provided by operating activities	(12,198)	100,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(12,081)	(6,480)
Acquisitions, net of cash acquired	(26,019)	(33,094)
Change in seller's interest	(4,155)	(1,578)
Change in due from securitizations	39,669	37,254
Capital expenditures	(20,665)	(26,552)
Other investing activities	(724)	215

Net cash used in investing activities	(23,975)	(30,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	311,100	422,592
Repayment of borrowings	(323,788)	(474,900)
Proceeds from public stock offering	—	61,910
Proceeds from other issuance of common stock	6,469	9,273

Net cash (used in) provided by financing activities	(6,219)	18,875

Effect of exchange rate changes	5,852	15,548

Change in cash and cash equivalents	(36,540)	104,537
Cash and cash equivalents at beginning of period	117,535	30,439

Cash and cash equivalents at end of period	$80,995	$134,976

Supplemental cash flow information:
Interest paid	$13,776	$14,229

Income taxes paid	$13,372	$9,844

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation ("ADSC" or, including its wholly owned subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed on Form 10-K for the year ended December 31, 2002.

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

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. The Company has adopted this statement in its 2003 financial statements and has accordingly reclassified extraordinary items of $0.8 million of debt issuance costs related to the repayment of a subordinated note for the six months ended June 30, 2002 to other debt-related expenses. During the three and six months ended June 30, 2003, the Company wrote off $4.3 million of debt issuance costs related to the refinancing of its old credit facilities and repayment of a subordinated note.

        For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications have no impact on previously reported net income.

2. ACQUISITIONS AND INTANGIBLE ASSETS

        In January 2003, the Company purchased substantially all of the assets of Exolink Corporation, a provider of utility back office support services, for approximately $1.0 million.

        In March 2003, the Company purchased the customer care back office operations of American Electric Power Company ("AEP") related to the deregulated Texas marketplace for approximately $30.0 million. The purchase price allocation resulted in identifiable intangible assets of $24.9 million that are being amortized over a two to five year period and net tangible assets of $5.1 million. As part of the transaction, the Company will provide billing and customer care services to over 800,000 accounts that were recently acquired by a U.S. subsidiary of Centrica plc.

        In the first quarter of 2003, as a result of certain milestones being achieved by previously acquired entities, the Company paid an additional cash consideration of $2.0 million. The additional consideration was treated as additional purchase price and was recorded as an increase to intangible assets.

        Intangible assets consist of the following:

	December 31, 2002	June 30, 2003	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$16,566	$12,283	3 years—straight line
Customer contracts and lists	77,876	104,592	2-20 years—straight line
Noncompete agreements	4,300	4,300	1-5 years—straight line
Sponsor contracts	38,306	38,306	5 years—declining balance
Collector database	47,043	47,043	15%—declining balance

Total	184,091	206,524
Accumulated amortization	(107,317)	(111,851)

Intangible assets, net	$76,774	$94,673

3. DEBT

        Debt consists of the following:

	December 31, 2002	June 30, 2003
	(in thousands)
Certificates of deposit	$96,200	$65,900
Subordinated notes	52,000	—
Credit facility	139,500	174,205
Other	5,211	10,935

	292,911	251,040
Less: current portion	(184,993)	(143,855)

Long term portion	$107,918	$107,185

        On April 10, 2003, the Company entered into three new credit facilities to replace its prior credit facilities. The first facility provides for a $150.0 million revolving commitment and matures in April 2006. The second facility is a 364-day facility and provides for an additional $150.0 million revolving commitment that matures in April 2004. The third facility provides for a $100.0 million revolving commitment to Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, and matures in April 2006. The covenants contained in the three credit facilities are substantially identical to each other and to the covenants contained in the prior credit facilities.

        Advances under the credit facilities are in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its "prime rate" or (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuates based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 1.0% to 1.5% based upon the ratio of Total Debt under the credit facilities to Consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities are secured by pledges of stock of certain subsidiaries and pledges of certain intercompany promissory notes.

4. STOCKHOLDER'S EQUITY

        In April 2003, the Company completed a public offering of 10,350,000 shares of the Company's common stock at $19.65 per share. 7,000,000 shares were sold by one of the Company's largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, Inc., and the remaining 3,350,000 shares were sold by the Company. The net proceeds to the Company from the offering were $61.9 million after deducting its pro-rata underwriting discounts and commissions and estimated offering expenses. Concurrently with the closing of the public offering, the Company used $52.7 million of the net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that the Company issued in September 1998 to an affiliated entity of Welsh, Carson, Anderson & Stowe, the Company's largest stockholder.

5. INCOME TAXES

        For the three months ended June 30, 2003 and the six months ended June 30, 2003, the Company has utilized an effective tax rate of 38.3% and 38.2%, respectively, to calculate its income tax expense. In accordance with Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", this effective tax rate is the Company's expected annual effective tax rate for calendar year 2003 based on all known variables.

6. COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax effect are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(in thousands)
Net income	$3,392	$11,947	$7,851	$24,261
Change in fair value of derivatives	(1,825)	1,854	(1,015)	99
Reclassifications into earnings (1)	1,427	(274)	1,296	1,550
Unrealized gain (loss) on securities available-for-sale	468	242	214	(484)
Foreign currency translation adjustments (2)	(762)	6,015	(2,450)	7,298

Total comprehensive income	$2,700	$19,784	$5,896	$32,724

(1)
Reclassifications into earnings arise from interest rate swaps, a foreign currency hedge, and amortization of amounts recorded in connection with the adoption of SFAS No. 133.

(2)
Primarily related to changes in the Canadian currency exchange rate.

7. STOCK COMPENSATION

        At June 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(in thousands, except per share amounts)
Net income, as reported	$3,392	$11,947	$7,851	$24,261
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	1,916	1,725
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(3,182)	(2,288)	(8,280)	(6,301)

Net income, pro forma	$210	$9,659	$1,487	$19,685

Net income per share:
Basic—as reported	$0.05	$0.15	$0.11	$0.32
Diluted—as reported	$0.04	$0.15	$0.10	$0.31
Basic—pro forma	$0.00	$0.12	$0.02	$0.26
Diluted—pro forma	$0.00	$0.12	$0.02	$0.25

        The Board of Directors of the Company adopted the 2003 Long Term Incentive Plan on April 4, 2003 and the stockholders approved it at the Company's 2003 annual meeting of stockholders on June 10, 2003. The plan reserves 6,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates.

8. SEGMENT INFORMATION

        Consistent with prior periods, the Company continues to classify its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Three months ended June 30, 2002
Revenues	$129,920	$77,287	$58,075	$(59,741)	$205,541
Depreciation and amortization	11,095	1,737	3,621	—	16,453
Operating income	9,152	2,547	6,434	—	18,133
Fair value loss on interest rate derivative	—	5,647	—	—	5,647
Three months ended June 30, 2003
Revenues	$151,355	$97,963	$67,370	$(69,121)	$247,567
Depreciation and amortization	12,914	1,097	4,468	—	18,479
Operating income	11,195	13,658	6,680	—	31,533
Fair value loss on interest rate derivative	—	797	—	—	797
	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Six months ended June 30, 2002
Revenues	$262,128	$159,358	$112,724	$(118,330)	$415,880
Depreciation and amortization	21,811	3,177	7,573	—	32,561
Operating income	13,856	10,122	8,967	—	32,945
Fair value loss on interest rate derivative	—	5,260	—	—	5,260
Six months ended June 30, 2003
Revenues	$294,474	$207,142	$127,105	$(140,965)	$487,756
Depreciation and amortization	24,483	2,516	8,758	—	35,757
Operating income	18,219	29,273	9,671	—	57,163
Fair value loss on interest rate derivative	—	1,945	—	—	1,945

9. RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company is evaluating the impact of this statement and does not believe that it will have a material impact on its financial results.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after

June 15, 2003. The Company is evaluating the impact of this statement and does not believe that it will have a material impact on its financial results.

10. SUBSEQUENT EVENTS

        Subsequent to the end of the second quarter of 2003, the Company sold its software development operations in New Zealand to an employee. The operations generated approximately $1.0 million in annual revenue.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and with the consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report filed on Form 10-K for the year ended December 31, 2002.

Recent Developments

        Subsequent to the end of the second quarter of 2003, we sold our software development operations in New Zealand to an employee. The operations generated approximately $1.0 million in annual revenue.

Use of Non-GAAP Financial Measures

        We have presented EBITDA and operating EBITDA, as reconciled below, because we use them to monitor compliance with the financial covenants in our credit agreements, such as debt-to-operating EBITDA and operating EBITDA to interest expense ratios. We also use EBITDA and operating EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Therefore, we believe that EBITDA and operating EBITDA provide useful information to our investors regarding our performance and overall results of operations. EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA and operating EBITDA measures presented in this quarterly report may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements. The following sets forth a reconciliation of net income to EBITDA and operating EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(in thousands)
Net income	$3,392	$11,947	$7,851	$24,261
Income tax expense	3,260	7,407	7,706	15,019
Interest expense	5,000	7,107	11,294	11,663
Fair value loss on interest rate derivative	5,647	797	5,260	1,945
Other debt-related expenses	834	4,275	834	4,275
Depreciation and other amortization	9,895	13,370	19,166	26,295
Amortization of purchased intangibles	6,558	5,109	13,395	9,462

EBITDA	34,586	50,012	65,506	92,920
Plus change in deferred revenue	16,032	27,403	21,310	46,750
Less change in redemption settlement assets	(13,007)	(21,106)	(12,081)	(35,363)

Operating EBITDA	$37,611	$56,309	$74,735	$104,307

Results of Operations

Three months ended June 30, 2002 compared to the three months ended June 30, 2003

	Three months ended June 30,
	Revenue		EBITDA		Depreciation & amortization		Operating income
	2002	2003	2002	2003	2002	2003	2002	2003
	(in thousands)
Transaction Services	$129,920	$151,355	$20,247	$24,109	$11,095	$12,914	$9,152	$11,195
Credit Services	77,287	97,963	4,284	14,756	1,737	1,097	2,547	13,658
Marketing Services	58,075	67,370	10,055	11,147	3,621	4,468	6,434	6,680
Other/Eliminations	(59,741)	(69,121)	—	—	—	—	—	—

Total	$205,541	$247,567	$34,586	$50,012	$16,453	$18,479	$18,133	$31,533

        Revenue.    Total revenue increased $42.1 million, or 20.5%, to $247.6 million for the three months ended June 30, 2003 from $205.5 million for the comparable period in 2002. The increase was due to a 16.5% increase in Transaction Services revenue, a 26.8% increase in Credit Services revenue and a 16.0% increase in Marketing Services revenue as follows:

  •
  Transaction Services.    Transaction Services revenue increased $21.4 million, or 16.5%, primarily due to an increase in the volume of statements and in the revenue per statement generated, partially offset by a decrease in merchant services revenue as a result of the pruning of non-core accounts. During the three months ended June 30, 2003, statements increased 25.8%, led by the addition of Pottery Barn, Restoration Hardware, Crate & Barrel and Ann Taylor private label accounts during 2002, Centrica and AEP utility services accounts during the first quarter of 2003 and Enlogix utility services accounts during 2002.

  •
  Credit Services.    Credit Services revenue increased $20.7 million, or 26.8%, primarily due to a 41.3% increase in finance charges, net. Finance charges, net increased $18.5 million primarily as a result of an 8.0% increase in average core accounts receivable and an approximate 245 basis point increase in the net yield. The increase in the net yield is primarily related to an increase in finance charges and late fees as well as a significant reduction in cost of funds as a result of refinancing of our public securitization bonds.

  •
  Marketing Services.    Marketing Services revenue increased $9.3 million, or 16.0%, primarily due to an increase in redemption revenue related to a 16.2% increase in the redemption of AIR MILES® reward miles and an increase in the accretion of deferred services revenue. Our deferred revenue balance increased 7.2% to $406.8 million at June 30, 2003 from $379.4 million at March 31, 2003 due to continued growth in the program, including a 7.2% increase in AIR MILES reward miles issued during the three months ended June 30, 2003 over the comparable period in 2002.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $26.6 million, or 15.6%, to $197.6 million during the three months ended June 30, 2003 from $171.0 million during the comparable period in 2002. Total EBITDA margin increased to 20.2% for the three months ended June 30, 2003 from 16.8% for the comparable period in 2002, primarily due to increased margins for Transaction Services and Credit Services partially offset by a decrease in the margin for Marketing Services.

  •
  Transaction Services.    Transaction Services operating expenses, excluding depreciation and amortization, increased $17.6 million, or 16.0%, to $127.2 million for the three months ended June 30, 2003 from $109.7 million for the comparable period in 2002, and EBITDA margin increased to 15.9% for the three months ended June 30, 2003 from 15.6% for the comparable period in 2002. The EBITDA margin improved primarily due to the increasing scale now benefiting our utility services and issuer services as a result of client wins in 2002 and 2003.

  •
  Credit Services.    Credit Services operating expenses, excluding depreciation and amortization, increased $10.2 million, or 14.0%, to $83.2 million for the three months ended June 30, 2003 from $73.0 million for the comparable period in 2002, and EBITDA margin increased to 15.1% for the three months ended June 30, 2003 from 5.5% for the comparable period in 2002. The increased margin is the result of favorable revenue trends from an increase in the average outstanding core accounts receivable, increased yield and lower financing costs.

  •
  Marketing Services.    Marketing Services operating expenses, excluding depreciation and amortization, increased $8.2 million, or 17.1%, to $56.2 million for the three months ended June 30, 2003 from $48.0 million for the comparable period in 2002, and EBITDA margin decreased to 16.5% for the three months ended June 30, 2003 from 17.3% for the comparable period in 2002. The EBITDA margin in the three months ended June 30, 2003 was negatively impacted by the sharp appreciation in the Canadian dollar. We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollar through our significant Canadian operations. Specifically, revenue is generated at the time AIR MILES reward miles are issued, but is deferred and recorded on the balance sheet at historical exchange rates. Revenue is then recognized over a period of time at this historical exchange rate. Operating costs, however, are expensed in the period incurred at the then prevailing exchange rate. EBITDA was negatively impacted as revenue at lower historical exchange rates was matched against expenses at higher current exchange rates. We do not currently hedge our foreign risk relative to the Canadian dollar.

  •
  Depreciation and Amortization.    Depreciation and amortization increased $2.0 million, or 12.3%, to $18.5 million for the three months ended June 30, 2003 from $16.5 million for the comparable period in 2002 due primarily to an increase in depreciation and other amortization of $3.5 million related to increased capital expenditures, offset by a $1.5 million decrease in the amortization of purchased intangibles relating to certain intangibles becoming fully amortized in 2002.

        Operating Income.    Operating income increased $13.4 million, or 73.9%, to $31.5 million for the three months ended June 30, 2003 from $18.1 million for the comparable period in 2002. Operating income increased due to the changes in revenues and expenses described above.

        Interest Expense.    Interest expense increased $2.1 million, or 42.1%, to $7.1 million for the three months ended June 30, 2003 from $5.0 million for the comparable period in 2002 due to a loss on the termination of a cross currency interest rate swap in conjunction with the refinancing of the old credit facilities and repayment of the associated term debt. The associated costs of terminating the swap were recognized in the three months ended June 30, 2003. The costs of the swap were partially offset by lower interest rates as a result of the new credit facilities and repayment of a subordinated note.

        Other Debt-Related Expenses.    During the three months ended June 30, 2003, we wrote off $4.3 million of debt issuance costs related to the refinancing of our old credit facilities and repayment of a subordinated note. During the three months ended June 30, 2002, we wrote off $0.8 million of debt issuance costs related to the repayment of a subordinated note.

        Taxes.    Income tax expense increased $4.1 million to $7.4 million for the three months ended June 30, 2003 from $3.3 million in 2002 due to an increase in taxable income. Our effective tax rate of 38.3% for the three months ended June 30, 2003 improved from the 49.0% effective rate for the comparable period in 2002 due to lower tax rates in Canada and the reduced impact of non-deductible permanent items in 2003.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, increased $1.3 million to $12.1 million for the three months ended June 30, 2003 from $10.8 million for the comparable period in 2002. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates.

Six months ended June 30, 2002 compared to the six months ended June 30, 2003

	Six months ended June 30,
	Revenue		EBITDA		Depreciation & amortization		Operating income
	2002	2003	2002	2003	2002	2003	2002	2003
	(in thousands)
Transaction Services	$262,128	$294,474	$35,667	$42,702	$21,811	$24,483	$13,856	$18,219
Credit Services	159,358	207,142	13,299	31,789	3,177	2,516	10,122	29,273
Marketing Services	112,724	127,105	16,540	18,429	7,573	8,758	8,967	9,671
Other/Eliminations	(118,330)	(140,965)	—	—	—	—	—	—

Total	$415,880	$487,756	$65,506	$92,920	$32,561	$35,757	$32,945	$57,163

        Revenue.    Total revenue increased $71.9 million, or 17.3%, to $487.8 million for the six months ended June 30, 2003 from $415.9 million for the comparable period in 2002. The increase was due to a 12.3% increase in Transaction Services revenue, a 30.0% increase in Credit Services revenue and a 12.8% increase in Marketing Services revenue as follows:

  •
  Transaction Services.    Transaction Services revenue increased $32.3 million, or 12.3%, primarily due to an increase in the volume of statements and in the revenue per statement generated, partially offset by a decrease in merchant services revenue as a result of the pruning of non-core accounts. During the six months ended June 30, 2003, statements increased 19.8%, led by the addition of Pottery Barn, Restoration Hardware, Crate & Barrel and Ann Taylor private label accounts during 2002, Centrica and AEP utility services accounts during the first quarter of 2003 and Enlogix utility services accounts during 2002.

  •
  Credit Services.    Credit Services revenue increased $47.8 million, or 30.0%, primarily due to a 44.0% increase in finance charges, net. Finance charges, net increased $43.1 million primarily as a result of a 9.7% increase in average core accounts receivable and an approximate 250 basis point increase in the net yield. The increase in the yield is primarily related to an increase in finance charges and late fees as well as a significant reduction in cost of funds as a result of refinancing of our public securitization bonds.

  •
  Marketing Services.    Marketing Services revenue increased $14.4 million, or 12.8%, primarily due to an increase in redemption revenue related to a 10.2% increase in the redemption of AIR MILES reward miles and an increase in the accretion of deferred services revenue. Our deferred revenue balance increased 13.0% to $406.8 million at June 30, 2003 from $360.1 million at December 31, 2002 due to continued growth in the program, including an 8.2% increase in AIR MILES reward miles issued during the six months ended June 30, 2003 over the comparable period in 2002.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $44.4 million, or 12.7%, to $394.8 million during the six months ended June 30, 2003 from $350.4 million for the comparable period in 2002. Total EBITDA margin increased to 19.1% for the six months ended June 30, 2003 from 15.8% for the comparable period in 2002, primarily due to increased margins for Transaction Services and Credit Services, partially offset by a decrease in the margin for Marketing Services.

  •
  Transaction Services.    Transaction Services operating expenses, excluding depreciation and amortization, increased $25.3 million, or 11.2%, to $251.8 million for the six months ended June 30, 2003 from $226.5 million for the comparable period in 2002, and EBITDA margin increased to 14.5% for the six months ended June 30, 2003 from 13.6% for the comparable period in 2002. The EBITDA margin improved primarily due to the increasing scale now benefiting our utility services and issuer services as a result of client wins in 2002.

  •
  Credit Services.    Credit Services operating expenses, excluding depreciation and amortization, increased $29.3 million, or 20.1%, to $175.4 million for the six months ended June 30, 2003 from $146.1 million for the comparable period in 2002, and EBITDA margin increased to 15.3% for the six months ended June 30, 2003 from 8.3% for the comparable period in 2002. The increased margin is the result of favorable revenue trends from an increase in the average outstanding core accounts receivable, increased yield and lower financing costs.

  •
  Marketing Services.    Marketing Services operating expenses, excluding depreciation and amortization, increased $12.5 million, or 13.0%, to $108.7 million for the six months ended June 30, 2003 from $96.2 million for the comparable period in 2002, and EBITDA margin decreased to 14.5% for the six months ended June 30, 2003 from 14.7% for the comparable period in 2002. The EBITDA margin in the six months ended June 30, 2003 was negatively impacted by the sharp appreciation in the Canadian dollar. We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollar through our significant Canadian operations. Specifically, revenue is generated at the time AIR MILES reward miles are issued, but is deferred and recorded on the balance sheet at historical exchange rates. Revenue is then recognized over a period of time at this historical exchange rate. Operating costs however, are expensed in the period incurred at the then prevailing exchange rate. EBITDA was negatively impacted as revenue at lower historical exchange rates was matched against expenses at higher current exchange rates. We do not currently hedge our foreign risk relative to the Canadian dollar.

  •
  Depreciation and Amortization.    Depreciation and amortization increased $3.2 million, or 9.8%, to $35.8 million for the six months ended June 30, 2003 from $32.6 million for the comparable period in 2002 due primarily to an increase in depreciation and other amortization of $7.1 million related to increased capital expenditures, partially offset by a $3.9 million decrease in the amortization of purchased intangibles relating to certain intangibles becoming fully amortized in 2002.

        Operating Income.    Operating income increased $24.3 million, or 73.9%, to $57.2 million for the six months ended June 30, 2003 from $32.9 million for the comparable period in 2002. Operating income increased due to the changes in revenues and expenses described above.

        Interest Expense.    Interest expense increased $0.4 million, or 3.5%, to $11.7 million for the six months ended June 30, 2003 from $11.3 million for the comparable period in 2002 due to a loss on the termination of a cross currency interest rate swap in conjunction with the refinancing of the old credit facilities and repayment of the associated term debt. The associated costs of terminating the swap were recognized in the six months ended June 30, 2003. The costs of the swap were partially offset by lower interest rates as a result of the new credit facilities and repayment of a subordinated note.

        Other Debt-Related Expenses.    During the six months ended June 30, 2003, the Company wrote off $4.3 million of debt issuance costs related to the refinancing of our old credit facilities and repayment of a subordinated note. During the six months ended June 30, 2002, we wrote off $0.8 million of debt issuance costs related to the repayment of a subordinated note.

        Taxes.    Income tax expense increased $7.3 million to $15.0 million for the six months ended June 30, 2003 from $7.7 million in 2002 due to an increase in taxable income. Our effective tax rate of 38.2% for the six months ended June 30, 2003 improved from the 49.5% effective rate for the comparable period in 2002 due to lower tax rates in Canada and the reduced impact of non-deductible permanent items in 2003.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, increased $2.5 million to $22.5 million for the six months ended June 30, 2003 from $20.0 million for the comparable period in 2002. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates.

Asset Quality

        Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses.

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

        The following tables reflect statistics for our securitization trust as reported to the trustee for compliance reporting. Management also uses core receivables to manage and analyze the portfolios. Core receivables are defined as securitized receivables less those receivables whereby we do not assume any risk of loss. These losses are passed on to the respective client.

	December 31, 2002	% of total	June 30, 2003	% of total
	(dollars in thousands)
Receivables outstanding	$2,775,138	100.0%	$2,563,455	100.0%
Loan balances contractually delinquent:
31 to 60 days	53,893	1.9	50,402	2.0
61 to 90 days	33,332	1.2	31,346	1.2
91 or more days	64,295	2.3	56,359	2.2

Total	$151,520	5.5%	$138,107	5.4%

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

	Six months ended June 30,
	2002	2003
	(dollars in thousands)
Average securitized portfolio	$2,356,521	$2,584,187
Net charge-offs	87,043	93,567
Net charge-offs as a percentage of average securitized portfolio (annualized)	7.4%	7.2%

Liquidity and Capital Resources

        Operating Activities.    We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Six months ended June 30,
	2002	2003
	(in thousands)
Cash provided by operating activities before change in merchant settlement activity	$43,188	$51,185
Net change in merchant settlement activity	(55,386)	49,164

Cash (used in) provided by operating activities	$(12,198)	$100,349

        We generated cash flow from operating activities before change in merchant settlement activity of $51.2 million for the six months ended June 30, 2003 compared to $43.2 million for the comparable period in 2002. The increase in operating cash flows before change in merchant settlement activity is related to improved operating results for the six months ended June 30, 2003, offset by a portfolio purchase, which has yet to be securitized. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

        Investing Activities.    We utilized cash flow for investing activities of $30.2 million for the six months ended June 30, 2003 compared to $24.0 million for the comparable period in 2002. Significant components of investing activities are as follows:

  •
  Acquisitions.    Cash outlays, net of cash received, for acquisitions for the six months ended June 30, 2003 were $33.1 million compared to $26.0 million for the comparable period in 2002. The outlay for acquisitions in 2003 relates to the January 2003 purchase of substantially all of the assets of ExoLink Corporation, a provider of utility back office support services and the March 2003 purchase of the customer care back office operations of AEP related to the deregulated Texas marketplace.

  •
  Securitizations and Receivables Funding.    We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of June 30, 2003, we had over $2.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. We intend to utilize our securitization program for the foreseeable future.

        Financing Activities.    Net cash provided by financing activities was $18.9 million for the six months ended June 30, 2003 compared to $6.2 million of net cash used for the comparable period in 2002. Our financing activities are primarily related to the following events in the first half of 2003, each described in more detail below:

  •
  Refinancing of our credit facilities.

  •
  Net proceeds of $61.9 million from issuance of equity.

  •
  Repayment of $52.7 million of subordinated debt.

  •
  Exercise of stock options.

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

        Securitization Program and Off-Balance Sheet Transactions.    As of June 30, 2003, we had over $2.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, we are required to maintain a credit enhancement level of 6% of securitized credit card receivables as compared to 4% to 5% for the remainder of the year. Accordingly, at December 31, we typically have our highest balance of credit enhancement assets.

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 1.9% to 4.8%. As of June 30, 2003, we had $65.9 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

        Advances under the credit facilities are in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its "prime rate" or (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuates based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 1.0% to 1.5% based upon the ratio of Total Debt under the credit facilities to Consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities are secured by pledges of stock of certain of our subsidiaries and pledges of certain intercompany promissory notes.

        As of June 30, 2003, we had borrowings of $174.2 million outstanding under these credit facilities (with an average interest rate of 3.2%), we had issued no letters of credit and we had available unused borrowing capacity of approximately $225.8 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $50.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.

        We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures.

        Issuances of Equity.    In April 2003, we completed a public offering of 10,350,000 shares of our common stock at $19.65 per share. 7,000,000 shares were sold by one of our largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, and the remaining 3,350,000 shares were sold by us. The net proceeds to us from the offering were $61.9 million after deducting our pro-rata underwriting discounts and commissions and estimated offering expenses. Concurrently with the closing of the public offering, we used $52.7 million of the net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that we issued in September 1998 to an affiliated entity of Welsh Carson, our largest stockholder.

        Contractual Obligations.    There has been no material change from our annual report on Form 10-K, except for repayment of $52.7 million of subordinated debt.

Recently Issued Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. We are evaluating the impact of this statement and do not believe that it will have a material impact on our financial results.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are evaluating the impact of this statement and do not believe that it will have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        There has been no material change from our annual report on Form 10-K related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, and redemption reward risk.

        Foreign Currency Exchange Risk.    We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollar through our significant Canadian operations. Specifically, revenue is generated at the time AIR MILES reward miles are issued, but is deferred and recorded on the balance sheet at historical exchange rates. Revenue is then recognized over a period of time at this historical exchange rate. Operating costs however, are expensed in the period incurred at the then prevailing exchange rate. Due to the sharp appreciation in the Canadian dollar during the second quarter of 2003, reported EBITDA and operating income were negatively impacted as revenue at lower historical exchange rates was matched against expenses at higher current exchange rates. We do not currently hedge our foreign risk relative to the Canadian dollar.

Item 4. Controls and Procedures

Evaluation

        As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure as of June 30, 2003 that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee Pre-Approval

        Our audit committee has resolved to pre-approve all audit and non-audit services to be performed for us by our independent auditors, Deloitte & Touche LLP. Non-audit services that have received pre-approval include tax preparation and related tax consultation and advice, consultation with respect to our securitization program, review and support for securities issuances, SAS 70 reporting and acquisition assistance.

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

Item 2. Changes in Securities and Use of Proceeds.

        On April 30, 2003, we completed a public offering of 10,350,000 shares of our common stock at a public offering price of $19.65 per share. Of the shares sold in the offering, 7,000,000 shares were sold by one of our largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, and the remaining 3,350,000 shares were sold by us. The offering was completed pursuant to a Registration Statement on Form S-3, File No. 333-104314, which was declared effective by the SEC on April 24, 2003. Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. acted as joint book-running managers for the offering and Adams, Harkness & Hill, Inc., CIBC World Markets Corp. and Lehman Brothers Inc. served as co-managers. Aggregate proceeds from the offering to us were $65.8 million and to the selling stockholder were $137.5 million. After deducting our pro-rata underwriting discounts and commissions of $3.3 million and estimated offering expenses, we received net offering proceeds of approximately $61.9 million.

        Concurrently with the closing of the public offering, we used $52.7 million of net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that we issued in September 1998 to an affiliated entity of Welsh Carson, our largest stockholder. We have used and anticipate continuing to use the balance of the proceeds, approximately $9.3 million, for acquisitions and general corporate purposes, including working capital and capital expenditures. The amounts and timing of our expenditures for general corporate purposes will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth of our business. As a result, we have retained broad discretion in allocating the remaining proceeds from the public offering. No payments of expenses or uses of net proceeds constituted direct or indirect payments to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities, or to any of our affiliates other than (1) the repayment in full of the $52.7 million of debt outstanding held by Welsh Carson and (2) reimbursements to the selling stockholder for expenses related to the offering as required under our stockholders agreement.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        On June 10, 2003, the annual meeting of stockholders was held in Dallas, Texas for our stockholders of record on April 14, 2003. Each of J. Michael Parks and Robert A. Minicucci were re-elected by a plurality of votes as Class III directors to serve until the annual meeting of stockholders in 2006 and until their successors are duly elected and qualified. Mr. Parks received 68,284,421 votes for and 4,763,381 votes withheld/against. Mr. Minicucci received 67,354,554 votes for and 5,693,248 votes withheld/against. Our 2003 Long Term Incentive Plan was also approved by a majority of votes, with 64,520,219 votes for, 7,270,602 votes against, 121,147 abstentions, and 1,135,834 broker non-votes. The purpose of the 2003 Long Term Incentive Plan is to allow us to continue to attract, retain and motivate key talent using equity based awards. The plan provides for grants of incentive stock options, nonqualified stock options and restricted stock awards to selected executive officers, employees, directors and consultants performing services for us or our affiliates.

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
*4	Specimen Certificate for shares of Common Stock of the Registrant.
*10.1	Lease Agreement by and between Petula Associates, Ltd. and Compass International Services, dated August 28, 1998, as amended.
10.2
Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).
*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K:

        On April 15, 2003, we furnished to the SEC a Current Report on Form 8-K, dated April 15, 2003. The Current Report on Form 8-K relates to our earnings for the first quarter of 2003.

        On July 16, 2003, we furnished to the SEC a Current Report on Form 8-K, dated July 16, 2003. The Current Report on Form 8-K relates to our earnings for the second quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
Date: August 8, 2003	By:	/s/ EDWARD J. HEFFERNAN Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 8, 2003	By:	/s/ MICHAEL D. KUBIC Michael D. Kubic Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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
*4	Specimen Certificate for shares of Common Stock of the Registrant.
*10.1	Lease Agreement by and between Petula Associates, Ltd. and Compass International Services, dated August 28, 1998, as amended.
10.2
Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).
*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
EXHIBIT INDEX