Form 10-Q
period 2003-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2003-11-12
CIK 1101215

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2003
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

        As of October 31, 2003, 79,641,338 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

PART I

Item 1. Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	December 31, 2002	September 30, 2003
ASSETS
Cash and cash equivalents	$30,439	$45,057
Due from card associations	27,294	29,460
Trade receivables, net	89,097	105,579
Seller's interest and credit card receivables, net	147,899	225,250
Deferred tax asset, net	37,367	37,608
Other current assets	56,844	66,704

Total current assets	388,940	509,658
Redemption settlement assets, restricted	166,293	207,766
Property and equipment, net	119,638	126,215
Deferred tax asset, net	10,144	20,137
Other non-current assets	17,131	25,388
Due from securitizations	235,890	209,165
Intangible assets, net	76,774	125,106
Goodwill	438,608	444,377

Total assets	$1,453,418	$1,667,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$72,586	$80,591
Accrued expenses	87,568	119,431
Merchant settlement obligations	49,063	59,754
Other current liabilities	33,220	53,984
Debt, current portion	184,993	152,101

Total current liabilities	427,430	465,861
Other liabilities	15,268	10,145
Deferred revenue—service	106,504	110,853
Deferred revenue—redemption	253,560	306,628
Long-term and subordinated debt	107,918	96,931

Total liabilities	910,680	990,418
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 74,938 shares as of December 31, 2002, 79,586 shares as of September 30, 2003	749	796
Additional paid-in capital	522,209	601,631
Treasury stock	(6,151)	(6,151)
Retained earnings	34,341	77,217
Accumulated other comprehensive income (loss)	(8,410)	3,901

Total stockholders' equity	542,738	677,394

Total liabilities and stockholders' equity	$1,453,418	$1,667,812

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues
Transaction and marketing services	$128,854	$133,558	$379,666	$393,772
Redemption	36,817	42,568	101,936	118,543
Financing charges, net	49,157	73,744	144,206	214,189
Other income	3,911	5,803	8,811	16,924

Total revenue	218,739	255,673	634,619	743,428
Operating expenses
Cost of operations	164,852	191,241	490,328	558,188
General and administrative	14,342	12,945	39,240	40,835
Depreciation and other amortization	11,107	13,382	30,274	39,676
Amortization of purchased intangibles	5,520	4,760	18,915	14,222

Total operating expenses	195,821	222,328	578,757	652,921
Operating income	22,918	33,345	55,862	90,507
Fair value loss on interest rate derivative	5,155	462	10,415	2,407
Interest expense	4,969	2,678	16,263	14,341
Other debt-related expenses	—	—	834	4,275

Income before income tax expense	12,794	30,205	28,350	69,484
Income tax expense	5,022	11,590	12,727	26,608

Net income	$7,772	$18,615	$15,623	$42,876

Net income per share—basic	$0.10	$0.23	$0.21	$0.55

Net income per share—diluted	$0.10	$0.23	$0.20	$0.54

Weighted average shares—basic	74,557	79,227	74,199	77,452

Weighted average shares—diluted	76,416	82,352	76,617	79,715

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine months ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,623	$42,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,189	53,898
Deferred income taxes	(475)	(1,594)
Accretion of deferred income	(1,166)	(547)
Fair value loss on interest rate derivative	10,415	2,407
Provision for doubtful accounts	7,106	12,497
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivables	(1,274)	(10,678)
Change in merchant settlement activity	(21,042)	8,525
Change in other assets	(3,042)	(12,607)
Change in accounts payable and accrued expenses	11,530	29,196
Change in deferred revenue	21,736	25,378
Change in other liabilities	557	609
Purchase of credit card receivables	(93,582)	(271,251)
Proceeds from sale of credit card receivable portfolios	92,720	202,322
Other operating activities	2,948	2,654

Net cash provided by operating activities	91,243	83,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(6,601)	(12,724)
Acquisitions, net of cash acquired	(35,209)	(48,010)
Change in seller's interest	(74,000)	(46,536)
Change in due from securitizations	44,292	26,997
Capital expenditures	(31,114)	(29,758)
Other investing activities	(634)	324

Net cash used in investing activities	(103,266)	(109,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	396,400	501,709
Repayment of borrowings	(423,141)	(558,641)
Proceeds from public stock offering	—	61,910
Proceeds from other issuance of common stock	7,672	14,905

Net cash (used in) provided by financing activities	(19,069)	19,883

Effect of exchange rate changes	(5,992)	20,756

Change in cash and cash equivalents	(37,084)	14,617
Cash and cash equivalents at beginning of period	117,535	30,439

Cash and cash equivalents at end of period	$80,451	$45,057

Non-cash transactions:
Capital expenditures financed by capital leases	$—	$8,034

Supplemental cash flow information:
Interest paid	$20,140	$17,236

Income taxes paid	$17,584	$11,996

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

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to gains and losses related to extinguishments of debt (other than extinguishment of debt to satisfy sinking-fund requirements—the exception to application of Statement 4 noted in Statement 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has adopted this statement in its 2003 financial statements and has accordingly reclassified an extraordinary item of $0.8 million related to the write-off of debt issuance costs upon the repayment of a subordinated note for the nine months ended September 30, 2002 to other debt-related expenses. During the nine months ended September 30, 2003, the Company wrote off $4.3 million of debt issuance costs related to the refinancing of its prior credit facilities and repayment of a subordinated note.

        For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications have no impact on previously reported net income.

2. ACQUISITIONS AND DISPOSITIONS

        In January 2003, the Company purchased substantially all of the assets of Exolink Corporation, a provider of utility back office support services, for approximately $1.0 million.

        In March 2003, the Company purchased the customer care back office operations of American Electric Power Company ("AEP") related to the deregulated Texas marketplace for approximately $30.0 million. The purchase price allocation resulted in identifiable intangible assets of $24.9 million that are being amortized over approximately six years and net tangible assets of $5.1 million. As part of the transaction, the Company will provide billing and customer care services to over 800,000 accounts that were recently acquired by a U.S. subsidiary of Centrica plc.

        In the first quarter of 2003, as a result of certain milestones being achieved by previously acquired entities, the Company paid an additional cash consideration of $2.0 million. The additional consideration was treated as additional purchase price and was recorded as an increase to intangible assets.

        In September 2003, the Company purchased the stock of Conservation Billing Services Inc., a utilities sub-metering business, for approximately $14.2 million. The preliminary purchase price allocation resulted in identifiable intangible assets of $7.9 million, goodwill of $5.5 million and net other assets of $0.8 million.

        During the third quarter of 2003, the Company sold its software development operations in New Zealand to an employee. The operations had previously generated approximately $1.0 million in annual revenue. The Company will receive consideration from the buyer contingent on future operating results measured against predetermined thresholds. Goodwill of $1.9 million related to the New Zealand operations has been retained by the Company in its transaction processing segment due to integration of the operations across the segment, as provided for under SFAS 142. The gain on disposition was not significant. The New Zealand operations are not presented as a discontinued operation due to their insignificance.

3. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	December 31, 2002	September 30, 2003	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$16,566	$39,307	3-10 years—straight line
Customer contracts and lists	77,876	112,492	2-20 years—straight line
Noncompete agreements	4,300	4,300	1-5 years—straight line
Sponsor contracts	38,306	38,306	5 years—declining balance
Collector database	47,043	47,043	15%—declining balance

Total	184,091	241,448
Accumulated amortization	(107,317)	(116,342)

Intangible assets, net	$76,774	$125,106

        During the third quarter of 2003, the Company completed the acquisition and conversion of approximately $223.6 million associated with Stage Stores, Inc.'s portfolio of approximately 800,000 active private label credit card accounts, and has assumed overall operation of Stage Stores' private label credit card program. The Company paid approximately $236.1 million for this portfolio. The preliminary purchase price allocation resulted in identifiable intangible assets of $27.0 million that are being amortized over approximately 10 years and net tangible assets of $209.1 million. Going forward, the Company's bank subsidiary will also own the new accounts and balances generated during the 10-year term of this arrangement.

        The Company accounts for its intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company previously selected July 31 as its annual assessment date in accordance with the standard. Accordingly, the Company has completed its annual impairment test for goodwill as of July 31, 2003 and determined that no impairment exists. No further testing of goodwill impairment will be performed until July 31, 2004, unless circumstances exist which indicate an impairment may have occurred.

4. DEBT

        Debt consists of the following:

	December 31, 2002	September 30, 2003
	(in thousands)
Certificates of deposit	$96,200	$97,300
Subordinated notes	52,000	—
Credit facility	139,500	140,000
Other	5,211	11,732

	292,911	249,032
Less: current portion	(184,993)	(152,101)

Long term portion	$107,918	$96,931

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

        As of September 30, 2003, the certificates of deposit had effective annual fixed rates ranging from 1.7% to 4.0% and the credit facilities had an average interest rate of 3.1%.

5. STOCKHOLDERS' EQUITY

        In April 2003, the Company completed a public offering of 10,350,000 shares of the Company's common stock at $19.65 per share. 7,000,000 shares were sold by one of the Company's largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, Inc., and the remaining 3,350,000 shares were sold by the Company. The net proceeds to the Company from the offering were $61.9 million after deducting its pro-rata underwriting discounts and commissions and offering expenses. Concurrently with the closing of the public offering, the Company used $52.7 million of the net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that the Company issued in September 1998 to an affiliated entity of Welsh, Carson, Anderson & Stowe, the Company's largest stockholder.

6. INCOME TAXES

        For the three months ended September 30, 2003 and the nine months ended September 30, 2003, the Company has utilized an effective tax rate of 38.3% to calculate its income tax expense. In accordance with Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", this effective tax rate is the Company's expected annual effective tax rate for calendar year 2003 based on all known variables.

7. COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax effect are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(in thousands)
Net income	$7,772	$18,615	$15,623	$42,876
Change in fair value of derivatives	916	—	(99)	99
Reclassifications into earnings(1)	(1,538)	(963)	(242)	586
Unrealized gain (loss) on securities available-for-sale	736	792	950	307
Foreign currency translation adjustments(2)	(555)	4,020	(3,005)	11,318

Total comprehensive income	$7,331	$22,464	$13,227	$55,186

(1)
Reclassifications into earnings arise from interest rate swaps, a foreign currency hedge, and amortization of amounts recorded in connection with the adoption of SFAS No. 133.

(2)
Primarily related to changes in the Canadian currency exchange rate.

8. STOCK COMPENSATION

        At September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(in thousands, except per share amounts)
Net income, as reported	$7,772	$18,615	$15,623	$42,876
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	1,916	1,725
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(3,182)	(3,671)	(11,461)	(9,972)

Net income, pro forma	$4,590	$14,944	$6,078	$34,629

Net income per share:
Basic—as reported	$0.10	$0.23	$0.21	$0.55
Diluted—as reported	$0.10	$0.23	$0.20	$0.54
Basic—pro forma	$0.06	$0.19	$0.08	$0.45
Diluted—pro forma	$0.06	$0.18	$0.08	$0.43

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

9. SEGMENT INFORMATION

        Consistent with prior periods, the Company continues to classify its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Three months ended September 30, 2002
Revenues	$133,916	$84,753	$61,495	$(61,425)	$218,739
Depreciation and amortization	11,135	1,756	3,736	—	16,627
Operating income	10,866	6,945	5,107	—	22,918
Fair value loss on interest rate derivative	—	5,155	—	—	5,155
Three months ended September 30, 2003
Revenues	$152,167	$107,042	$68,085	$(71,621)	$255,673
Depreciation and amortization	12,823	1,148	4,171	—	18,142
Operating income	10,742	17,764	4,839	—	33,345
Fair value loss on interest rate derivative	—	462	—	—	462
	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Nine months ended September 30, 2002
Revenues	$396,044	$244,111	$174,219	$(179,755)	$634,619
Depreciation and amortization	32,946	4,933	11,310	—	49,189
Operating income	24,721	17,068	14,073	—	55,862
Fair value loss on interest rate derivative	—	10,415	—	—	10,415
Nine months ended September 30, 2003
Revenues	$446,641	$314,184	$195,190	$(212,587)	$743,428
Depreciation and amortization	37,305	3,665	12,928	—	53,898
Operating income	28,961	47,036	14,510	—	90,507
Fair value loss on interest rate derivative	—	2,407	—	—	2,407

10. RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has adopted this statement and it did not have a material impact on its financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this statement and it did not have a material impact on its financial statements.

11. SUBSEQUENT EVENTS

        In November 2003, the Company facilitated a secondary public offering of 8,663,382 shares of the Company's common stock at $26.95 per share. 7,533,376 shares were sold by the Company's second largest stockholder, Limited Commerce Corp., a wholly-owned subsidiary of Limited Brands, which together with its retail affiliates is our largest customer, and the remaining 1,130,006 shares were sold by the Company's largest stockholder, Welsh Carson, through two of its affiliated entities. The Company sold no stock and received none of the proceeds from the secondary offering. In connection with the secondary offering, the Company incurred approximately $450,000 in registration costs, which will be expensed in the fourth quarter. As a result of the secondary offering, Limited Commerce Corp. is no longer a stockholder of the Company.

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

Recent Developments

        In November 2003, we facilitated a secondary public offering of 8,663,382 shares of our common stock at $26.95 per share. 7,533,376 shares were sold by our second largest stockholder, Limited Commerce Corp., a wholly-owned subsidiary of Limited Brands, which together with its retail affiliates is our largest customer, and the remaining 1,130,006 shares were sold by our largest stockholder, Welsh Carson, through two of its affiliated entities. We sold no stock and received none of the proceeds from the secondary offering. In connection with the secondary offering, we incurred approximately $450,000 in registration costs, which will be expensed in the fourth quarter. As a result of the secondary offering, Limited Commerce Corp. is no longer a stockholder of ours.

Use of Non-GAAP Financial Measures

        EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus income tax expense, interest expense, fair value loss on interest rate derivative, other debt-related expenses, depreciation and other amortization. Operating EBITDA is a non-GAAP financial measure equal to EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented EBITDA and operating EBITDA because we use them to monitor compliance with the financial covenants in our credit agreements, such as debt-to-operating EBITDA and operating EBITDA to interest expense ratios. We also use EBITDA and operating EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Therefore, we believe that EBITDA and operating EBITDA provide useful information to our investors regarding our performance and overall results of operations. EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA and operating EBITDA measures presented in this quarterly report may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements. The following sets forth a reconciliation of net income to EBITDA and operating EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(in thousands)
Net income	$7,772	$18,615	$15,623	$42,876
Income tax expense	5,022	11,590	12,727	26,608
Interest expense	4,969	2,678	16,263	14,341
Fair value loss on interest rate derivative	5,155	462	10,415	2,407
Other debt-related expenses	—	—	834	4,275
Depreciation and other amortization	11,107	13,382	30,274	39,676
Amortization of purchased intangibles	5,520	4,760	18,915	14,222

EBITDA	39,545	51,487	105,051	144,405
Plus change in deferred revenue	(1,024)	10,667	20,286	57,417
Less change in redemption settlement assets	5,481	(6,110)	(6,600)	(41,473)

Operating EBITDA	$44,002	$56,044	$118,737	$160,349

Results of Operations

Three months ended September 30, 2002 compared to the three months ended September 30, 2003

	Three months ended September 30,
	Revenue		EBITDA		Depreciation & amortization		Operating income
	2002	2003	2002	2003	2002	2003	2002	2003
	(in thousands)
Transaction Services	$133,916	$152,167	$22,001	$23,565	$11,135	$12,823	$10,866	$10,742
Credit Services	84,753	107,042	8,701	18,912	1,756	1,148	6,945	17,764
Marketing Services	61,495	68,085	8,843	9,010	3,736	4,171	5,107	4,839
Other/Eliminations	(61,425)	(71,621)	—	—	—	—	—	—

Total	$218,739	$255,673	$39,545	$51,487	$16,627	$18,142	$22,918	$33,345

        Revenue.    Total revenue increased $37.0 million, or 16.9%, to $255.7 million for the three months ended September 30, 2003 from $218.7 million for the comparable period in 2002. The increase was due to a 13.6% increase in Transaction Services revenue, a 26.3% increase in Credit Services revenue and a 10.7% increase in Marketing Services revenue as follows:

  •
  Transaction Services. Transaction Services revenue increased $18.3 million, or 13.6%, primarily due to an increase in the volume of statements and in the revenue per statement generated, partially offset by a decrease in merchant services revenue as a result of the pruning of non-core accounts. During the three months ended September 30, 2003, statements generated increased 22.2%, led by the addition of Pottery Barn, Restoration Hardware, Crate & Barrel and Ann Taylor private label accounts during 2002, Centrica and American Electric Power utility services accounts during the first quarter of 2003 and Enlogix utility services accounts during 2002.

  •
  Credit Services. Credit Services revenue increased $22.3 million, or 26.3%, primarily due to a 48.4% increase in finance charges, net. Finance charges, net increased $24.0 million primarily as a result of an approximate 244 basis point increase in the net yield. The increase in the net yield is primarily related to an increase in finance charges and late fees as well as a significant reduction in cost of funds as a result of the refinancing of our public securitization bonds. Average core accounts receivable increased 10.6% over the prior year balance.

  •
  Marketing Services. Marketing Services revenue increased $6.6 million, or 10.7%, primarily due to an increase in redemption revenue related to a 21.9% increase in the redemption of AIR MILES® reward miles and an increase in the accretion of deferred services revenue. Our deferred revenue balance increased 2.6% to $417.5 million at September 30, 2003 from $406.8 million at June 30, 2003 due to continued growth in the program, including a 16.1% increase in AIR MILES reward miles issued during the three months ended September 30, 2003 over the comparable period in 2002.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $25.0 million, or 14.0%, to $204.2 million during the three months ended September 30, 2003 from $179.2 million during the comparable period in 2002. Total EBITDA margin increased to 20.1% for the three months ended September 30, 2003 from 18.1% for the comparable period in 2002, primarily due to the increased margin for Credit Services partially offset by decreases in the margins for Transaction Services and Marketing Services.

  •
  Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $16.7 million, or 14.9%, to $128.6 million for the three months ended September 30, 2003 from $111.9 million for the comparable period in 2002, and EBITDA margin decreased to 15.5% for the three months ended September 30, 2003 from 16.4% for the comparable period in 2002. The EBITDA margin decrease is related to start-up costs in our utility services business related to the current year additions of Centrica and American Electric Power accounts.

  •
  Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $12.0 million, or 15.8%, to $88.1 million for the three months ended September 30, 2003 from $76.1 million for the comparable period in 2002, and EBITDA margin increased to 17.7% for the three months ended September 30, 2003 from 10.3% for the comparable period in 2002. The increased margin is the result of favorable revenue trends from an increase in the average outstanding core accounts receivable, increased yield and lower financing costs.

  •
  Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $6.4 million, or 12.1%, to $59.1 million for the three months ended September 30, 2003 from $52.7 million for the comparable period in 2002, and EBITDA margin decreased to 13.2% for the three months ended September 30, 2003 from 14.4% for the comparable period in 2002. The EBITDA margin in the three months ended September 30, 2003 was negatively impacted by the sharp appreciation in the Canadian dollar. We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollar through our significant Canadian operations. Specifically, revenue is generated at the time AIR MILES reward miles are issued, but is deferred and recorded on the balance sheet at historical exchange rates. Revenue is then recognized over a period of time at this historical exchange rate. Operating costs, however, are expensed in the period incurred at the then prevailing exchange rate. EBITDA was negatively impacted as revenue at lower historical exchange rates was matched against expenses at higher current exchange rates. We do not hedge our net investment exposure in our Canadian subsidiary.

  •
  Depreciation and Amortization. Depreciation and amortization increased $1.5 million, or 9.0%, to $18.1 million for the three months ended September 30, 2003 from $16.6 million for the comparable period in 2002 due primarily to an increase in depreciation and other amortization of $2.3 million related to increased capital expenditures, offset by a $0.7 million decrease in the amortization of purchased intangibles relating to certain intangibles becoming fully amortized in 2002.

        Operating Income.    Operating income increased $10.4 million, or 45.4%, to $33.3 million for the three months ended September 30, 2003 from $22.9 million for the comparable period in 2002. Operating income increased due to the changes in revenues and expenses described above.

        Fair Value Loss on Interest Rate Derivative.    The fair value loss improved $4.7 million, or 90.4%, to $0.5 million for the three months ended September 30, 2003 from $5.2 million for the comparable period in 2002. The improvement is the result of a realized gain of $2.4 million in the three months ended September 30, 2003 compared to a realized loss of $2.7 million for the three months ended September 30, 2002. The remaining change is the result of the difference in swap payments between periods.

        Interest Expense.    Interest expense decreased $2.3 million, or 46.0%, to $2.7 million for the three months ended September 30, 2003 from $5.0 million for the comparable period in 2002 due to lower interest rates as a result of the new credit facilities and repayment of a subordinated note.

        Taxes.    Income tax expense increased $6.6 million to $11.6 million for the three months ended September 30, 2003 from $5.0 million in 2002 due to an increase in taxable income. Our effective tax rate of 38.3% for the three months ended September 30, 2003 improved from the 39.3% effective rate for the comparable period in 2002 due to lower tax rates in Canada and the reduced impact of non-deductible permanent items in 2003.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, increased $0.9 million to $11.7 million for the three months ended September 30, 2003 from $10.8 million for the comparable period in 2002. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2003

	Nine months ended September 30,
	Revenue		EBITDA		Depreciation & amortization		Operating income
	2002	2003	2002	2003	2002	2003	2002	2003
	(in thousands)
Transaction Services	$396,044	$446,641	$57,667	$66,266	$32,946	$37,305	$24,721	$28,961
Credit Services	244,111	314,184	22,001	50,701	4,933	3,665	17,068	47,036
Marketing Services	174,219	195,190	25,383	27,438	11,310	12,928	14,073	14,510
Other/Eliminations	(179,755)	(212,587)	—	—	—	—	—	—

Total	$634,619	$743,428	$105,051	$144,405	$49,189	$53,898	$55,862	$90,507

        Revenue.    Total revenue increased $108.8 million, or 17.1%, to $743.4 million for the nine months ended September 30, 2003 from $634.6 million for the comparable period in 2002. The increase was due to a 12.8% increase in Transaction Services revenue, a 28.7% increase in Credit Services revenue and a 12.0% increase in Marketing Services revenue as follows:

  •
  Transaction Services. Transaction Services revenue increased $50.6 million, or 12.8%, primarily due to an increase in the volume of statements and in the revenue per statement generated, partially offset by a decrease in merchant services revenue as a result of the pruning of non-core accounts. During the nine months ended September 30, 2003, statements generated increased 20.6%, led by the addition of Pottery Barn, Restoration Hardware, Crate & Barrel and Ann Taylor private label accounts during 2002, Centrica and American Electric Power utility services accounts during the first quarter of 2003 and Enlogix utility services accounts during 2002.

  •
  Credit Services. Credit Services revenue increased $70.1 million, or 28.7%, primarily due to a 45.5% increase in finance charges, net. Finance charges, net increased $67.1 million primarily as a result of an approximate 248 basis point increase in the net yield. The increase in the yield is primarily related to an increase in finance charges and late fees as well as a significant reduction in cost of funds as a result of the refinancing of our public securitization bonds. Average core accounts receivable increased 10.0% over the prior year balance.

  •
  Marketing Services. Marketing Services revenue increased $21.0 million, or 12.0%, primarily due to an increase in redemption revenue related to a 14.1% increase in the redemption of AIR MILES reward miles and an increase in the accretion of deferred services revenue. Our deferred revenue balance increased 15.9% to $417.5 million at September 30, 2003 from $360.1 million at December 31, 2002 due to continued growth in the program, including an 11.0% increase in AIR MILES reward miles issued during the nine months ended September 30, 2003 over the comparable period in 2002.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $69.4 million, or 13.1%, to $599.0 million during the nine months ended September 30, 2003 from $529.6 million for the comparable period in 2002. Total EBITDA margin increased to 19.4% for the nine months ended September 30, 2003 from 16.6% for the comparable period in 2002, primarily due to increased margins for Transaction Services and Credit Services, partially offset by a decrease in the margin for Marketing Services.

  •
  Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $42.0 million, or 12.4%, to $380.4 million for the nine months ended September 30, 2003 from $338.4 million for the comparable period in 2002, and EBITDA margin increased to 14.8% for the nine months ended September 30, 2003 from 14.6% for the comparable period in 2002. The EBITDA margin improved primarily due to revenue growth.

  •
  Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $41.4 million, or 18.6%, to $263.5 million for the nine months ended September 30, 2003 from $222.1 million for the comparable period in 2002, and EBITDA margin increased to 16.1% for the nine months ended September 30, 2003 from 9.0% for the comparable period in 2002. The increased margin is the result of favorable revenue trends from an increase in the average outstanding core accounts receivable, increased yield and lower financing costs.

  •
  Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $19.0 million, or 12.8%, to $167.8 million for the nine months ended September 30, 2003 from $148.8 million for the comparable period in 2002, and EBITDA margin decreased to 14.1% for the nine months ended September 30, 2003 from 14.6% for the comparable period in 2002. The EBITDA margin in the nine months ended September 30, 2003 was negatively impacted by the sharp appreciation in the Canadian dollar. We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollar through our significant Canadian operations. Specifically, revenue is generated at the time AIR MILES reward miles are issued, but is deferred and recorded on the balance sheet at historical exchange rates. Revenue is then recognized over a period of time at this historical exchange rate. Operating costs however, are expensed in the period incurred at the then prevailing exchange rate. EBITDA was negatively impacted as revenue at lower historical exchange rates was matched against expenses at higher current exchange rates. We do not hedge our net investment exposure in our Canadian subsidiary.

  •
  Depreciation and Amortization. Depreciation and amortization increased $4.7 million, or 9.6%, to $53.9 million for the nine months ended September 30, 2003 from $49.2 million for the comparable period in 2002 due primarily to an increase in depreciation and other amortization of $9.4 million related to increased capital expenditures, partially offset by a $4.7 million decrease in the amortization of purchased intangibles relating to certain intangibles becoming fully amortized in 2002.

        Operating Income.    Operating income increased $34.6 million, or 61.9%, to $90.5 million for the nine months ended September 30, 2003 from $55.9 million for the comparable period in 2002. Operating income increased due to the changes in revenues and expenses described above.

        Fair Value Loss on Interest Rate Derivative.    The fair value loss improved $8.0 million, or 76.9%, to $2.4 million for the nine months ended September 30, 2003 from $10.4 million for the comparable period in 2002. The improvement is the result of a realized gain of $5.9 million in the nine months ended September 30, 2003 compared to a realized loss of $3.5 million for the nine months ended September 30, 2002. The remaining change is the result of the difference in swap payments between periods.

        Interest Expense.    Interest expense decreased $2.0 million, or 12.3%, to $14.3 million for the nine months ended September 30, 2003 from $16.3 million for the comparable period in 2002 due to lower interest rates as a result of the new credit facilities and repayment of a subordinated note, partially offset by a loss on the termination of a cross currency interest rate swap in conjunction with the refinancing of the prior credit facilities and repayment of the associated term debt. The associated costs of terminating the swap were recognized in the nine months ended September 30, 2003.

        Other Debt-Related Expenses.    During the nine months ended September 30, 2003, the Company wrote off $4.3 million of debt issuance costs related to the refinancing of our prior credit facilities and repayment of a subordinated note. During the nine months ended September 30, 2002, we wrote off $0.8 million of debt issuance costs related to the repayment of a subordinated note.

        Taxes.    Income tax expense increased $13.9 million to $26.6 million for the nine months ended September 30, 2003 from $12.7 million in 2002 due to an increase in taxable income. Our effective tax rate of 38.3% for the nine months ended September 30, 2003 improved from the 44.9% effective rate for the comparable period in 2002 due to lower tax rates in Canada and the reduced impact of non-deductible permanent items in 2003.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, increased $3.5 million to $34.2 million for the nine months ended September 30, 2003 from $30.7 million for the comparable period in 2002. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates.

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

        Delinquencies.    A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are paid or charged off. When an account becomes delinquent, we print a message on the cardholder's billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

        The following tables reflect statistics for our securitization trusts as reported to the trustee for compliance reporting. Management also uses core receivables to manage and analyze the portfolios. Core receivables are defined as securitized receivables less those receivables whereby we do not assume any risk of loss. These losses are passed on to the respective client. The following table presents the delinquency trends of our securitized credit card portfolio.

	December 31, 2002	% of total	September 30, 2003	% of total
	(dollars in thousands)
Receivables outstanding	$2,775,138	100.0%	$2,792,342	100.0%
Loan balances contractually delinquent:
31 to 60 days	53,893	1.9	53,247	1.9
61 to 90 days	33,332	1.2	35,537	1.3
91 or more days	64,295	2.3	64,222	2.3

Total	$151,520	5.5%	$153,006	5.5%

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

	Nine months ended September 30,
	2002	2003
	(dollars in thousands)
Average securitized portfolio	$2,352,829	$2,595,513
Net charge-offs	129,708	138,523
Net charge-offs as a percentage of average securitized portfolio (annualized)	7.4%	7.1%

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

	Nine months ended September 30,
	2002	2003
	(in thousands)
Cash provided by operating activities before change in merchant settlement activity	$112,285	$75,160
Net change in merchant settlement activity	(21,042)	8,525

Cash provided by operating activities	$91,243	$83,685

        We generated cash flow from operating activities before change in merchant settlement activity of $75.2 million for the nine months ended September 30, 2003 compared to $112.3 million for the comparable period in 2002. The decrease in operating cash flows before change in merchant settlement activity is related to private label credit card portfolio purchases, which had yet to be securitized, partially offset by improved operating results for the nine months ended September 30, 2003. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

        Investing Activities.    We utilized cash flow for investing activities of $109.7 million for the nine months ended September 30, 2003 compared to $103.3 million for the comparable period in 2002. Significant components of investing activities are as follows:

  •
  Acquisitions. Cash outlays, net of cash received, for acquisitions for the nine months ended September 30, 2003 were $48.0 million compared to $35.2 million for the comparable period in 2002. The outlay for acquisitions in 2003 relates to the January 2003 purchase of substantially all of the assets of ExoLink Corporation, a provider of utility back office support services, the March 2003 purchase of the customer care back office operations of American Electric Power related to the deregulated Texas marketplace and the September 2003 purchase of the stock of Conservation Billing Services Inc. related to the utilities sub-metering business.

  •
  Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of September 30, 2003, we had over $2.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization activity utilized $19.5 million for the nine months ended September 30, 2003 and $29.7 million for the comparable period in 2002. We intend to utilize our securitization program for the foreseeable future.

        Financing Activities.    Net cash provided by financing activities was $19.9 million for the nine months ended September 30, 2003 compared to $19.1 million of net cash used for the comparable period in 2002. Our financing activities are primarily related to the following events in the first nine months of 2003:

  •
  refinancing of our credit facilities in April 2003;

  •
  receipt of net proceeds of $61.9 million from the issuance of equity securities in April 2003;

  •
  repayment of $52.7 million of subordinated debt from a portion of those proceeds; and

  •
  exercise of stock options.

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

        Securitization Program and Off-Balance Sheet Transactions.    As of September 30, 2003, World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust II and World Financial Network Credit Card Master Trust III ("the WFN Trusts") had over $2.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the private label credit cards in the securitization trust and their related performance. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of 6% of securitized credit card receivables as compared to 4% to 6% for the remainder of the year. Accordingly, at December 31, the WFN Trusts typically have their highest balance of credit enhancement assets. The WFN Trusts completed a $600 million offering of asset backed notes, issued in multiple offerings as follows:

  •
  In June 2003, we issued $100.0 million of Class A-1 Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.42% per year and which will mature in May 2008 and $40.0 million of Class C-1 Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 2.95% per year and which will mature in May 2008.

  •
  In August 2003, we issued $368.0 million Class A-2 Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.37% per year and which will mature in May 2008, $51.0 million Class B Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 1.10% per year and which will mature in May 2008, and $41.0 million Class C-2 Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 2.45% per year and which will mature in June 2008.

        The notes are rated AAA through BBB, or its equivalent, by each of Moody's Investors Service, Standard & Poor's and Fitch. The WFN Trusts entered into interest rate swaps which effectively fix the interest rates on the notes starting at 5.0% and averaging 4.8% over the term of the interest rate swap. We intend to utilize our securitization program for the foreseeable future.

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 1.7% to 4.0%. As of September 30, 2003, we had $97.3 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

        As of September 30, 2003, we had borrowings of $140.0 million outstanding under these credit facilities (with an average interest rate of 3.1%), we had issued no letters of credit and we had available unused borrowing capacity of approximately $260.0 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $50.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.

        We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures.

        Issuances of Equity.    In April 2003, we completed a public offering of 10,350,000 shares of our common stock at $19.65 per share. 7,000,000 shares were sold by one of our largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, and the remaining 3,350,000 shares were sold by us. The net proceeds to us from the offering were $61.9 million after deducting our pro-rata underwriting discounts and commissions and offering expenses. Concurrently with the closing of the public offering, we used $52.7 million of the net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that we issued in September 1998 to an affiliated entity of Welsh Carson, our largest stockholder, and have used and anticipate continuing to use the balance of the proceeds for general corporate purposes.

        Contractual Obligations.    There has been no material change from our annual report on Form 10-K, except for repayment of $52.7 million of subordinated debt.

Recently Issued Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. We have adopted this statement and it did not have a material impact on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted this statement and it did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        There has been no material change from our annual report on Form 10-K related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, and redemption reward risk.

        Foreign Currency Exchange Risk.    We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollar through our significant Canadian operations. Specifically, revenue is generated at the time AIR MILES reward miles are issued, but is deferred and recorded on the balance sheet at historical exchange rates. Revenue is then recognized over a period of time at this historical exchange rate. Operating costs however, are expensed in the period incurred at the then prevailing exchange rate. Due to the sharp appreciation in the Canadian dollar during the first nine months of 2003, reported EBITDA and net income were negatively impacted as revenue at lower historical exchange rates was matched against expenses at higher current exchange rates. We do not hedge our net investment exposure in our Canadian subsidiary.

Item 4. Controls and Procedures

Evaluation

        As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure as of September 30, 2003 that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

        On April 30, 2003, we completed a public offering of 10,350,000 shares of our common stock at a public offering price of $19.65 per share. Of the shares sold in the offering, 7,000,000 shares were sold by one of our largest stockholders, Limited Commerce Corp., an affiliate of Limited Brands, and the remaining 3,350,000 shares were sold by us. The offering was completed pursuant to a Registration Statement on Form S-3, File No. 333-104314, which was declared effective by the SEC on April 24, 2003. Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. acted as joint book-running managers for the offering and Adams, Harkness & Hill, Inc., CIBC World Markets Corp. and Lehman Brothers Inc. served as co-managers. Aggregate proceeds from the offering to us were $65.8 million and to the selling stockholder were $137.5 million. After deducting our pro-rata underwriting discounts and commissions of $3.3 million and offering expenses, we received net offering proceeds of approximately $61.9 million.

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
4
Specimen Certificate for shares of Common Stock of the Registrant incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 038-327007.
10.1
Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Michael A. Beltz, Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 22, 2003, File No. 333-109713).
10.2
Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-3 filed with the SEC on October 22, 2003, File No. 333-109713).
10.3
Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 22, 2003, File No. 333-109713).
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

*
Filed herewith

(b)
Reports on Form 8-K:

        On October 15, 2003, we furnished to the SEC a Current Report on Form 8-K, dated October 15, 2003. The Current Report on Form 8-K relates to our earnings for the third quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
Date: November 12, 2003	By:	/s/ EDWARD J. HEFFERNAN Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 12, 2003	By:	/s/ MICHAEL D. KUBIC Michael D. Kubic Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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
4
Specimen Certificate for shares of Common Stock of the Registrant incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 038-327007.
10.1
Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Michael A. Beltz, Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 22, 2003, File No. 333-109713).
10.2
Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-3 filed with the SEC on October 22, 2003, File No. 333-109713).
10.3
Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 22, 2003, File No. 333-109713).
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