Form 10-K
period 2003-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2004-03-05
CIK 1101215

Use these links to rapidly review the document
ALLIANCE DATA SYSTEMS CORPORATION INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ALLIANCE DATA SYSTEMS CORPORATION

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1429215 (I.R.S. Employer Identification No.)
17655 Waterview Parkway, Dallas, Texas (Address of Registrant's Principal Executive Offices)	75252 (Zip Code)
(972) 348-5100 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered New York Stock Exchange

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

        As of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, 78,649,848 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $641.5 million (based upon the closing price on the New York Stock Exchange on June 30, 2003 of $23.40 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

        As of February 27, 2004, 79,787,513 shares of common stock were outstanding.

Documents Incorporated By Reference

        Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2004 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

Item No.
Caution Regarding Forward-Looking Statements
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
PART III
10.	Directors and Executive Officers of the Company
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Caution Regarding Forward-Looking Statements

        This Form 10-K and the documents incorporated by reference herein contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in Item 1 of this Form 10-K and elsewhere in this Form 10-K and the documents incorporated by reference in this Form 10-K.

        If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward looking statements contained in this annual report or in the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward looking statements, whether as a result of new information, future results or otherwise.

PART I

Item 1. Business

Our Company

        We are a leading provider of transaction services, credit services and marketing services in North America. We focus on facilitating and managing electronic transactions between our clients and their customers through multiple distribution channels including in-store, catalog and the Internet. Our credit and marketing services assist our clients in identifying and acquiring new customers, as well as helping to increase the loyalty and profitability of their existing customers. We have a client base in excess of 300 companies, consisting mostly of specialty retailers, petroleum retailers, utilities, supermarkets and financial services companies. We generally have long-term relationships with our clients, with contracts typically ranging from three to five years in duration.

        We are the result of the 1996 merger of two entities acquired by Welsh Carson Anderson & Stowe: J.C. Penney's transaction services business, BSI Business Services, Inc., and Limited Brands, Inc.'s credit card bank operation, World Financial Network National Bank. In June 2001, we concluded the initial public offering of our common stock, which is listed on the New York Stock Exchange. During 2003, we completed two secondary public offerings whereby Limited Commerce Corp., which is a wholly owned subsidiary of Limited Brands and which was our second largest stockholder, sold all of our shares of common stock it beneficially owned. We continue to execute on our growth strategy through a combination of internal growth and acquisitions.

        In early 2003, we entered into contracts to provide private label credit card services to American Home Furnishings, Eddie Bauer, Spiegel Catalog and Newport News and we extended our contract with Brylane through 2013. In addition, we extended our client relationships through August 2009 with Lerner New York and Limited Brands and its retail affiliates, including Limited Stores, Victoria's Secret, Express, Express Men's, Bath & Body Works and Henri Bendel. In August 2003, we entered into multi-year agreements with Limited Too. Under these agreements with Limited Too, we will continue to provide private label credit card services through 2010 and will also, under a separate multi-year agreement, now provide bankcard authorization services for Limited Too's 537 stores throughout the United States and Puerto Rico. In September 2003, we completed the acquisition and conversion of Stage Stores' portfolio of approximately 800,000 active private label credit card accounts and assumed overall operation of Stage Stores' private label credit card program. In October 2003, we were selected by Fortunoff to provide private label services and assume Fortunoff's existing portfolio. In November 2003, Shop at Home Network announced that it would start a new private label program with us.

        Since the beginning of 2003, Marketing Services has signed renewals with Shell Canada and the MasterCard division of BMO Bank of Montreal, each a significant sponsor of our AIR MILES® Reward Program, and added pharmacy chain Jean Coutu in the province of Quebec. In December 2003, we entered into a new long-term agreement with Air Canada, the major supplier of air travel rewards to our AIR MILES Reward Program.

        In March 2003, we took over the customer care back office operations of American Electric Power related to the Texas marketplace. As part of the transaction, we acquired a contract to provide billing and customer care services to over 800,000 accounts that had been recently acquired by a U.S. subsidiary of Centrica plc. We also signed a multi-year extension to continue as Marathon Ashland Petroleum's exclusive provider of network processing and bankcard settlement and a five-year contract extension with ConocoPhillips to continue providing network authorization and capture services for its 12,000 Conoco and Phillips 66 branded locations nationwide and to provide similar services for 5,000 ConocoPhillips 76 branded locations.

        In September 2003, we acquired Conservation Billing Services, a Florida-based submetering service provider. Through this acquisition, we now provide submetering services that include automated meter reading, billing and collecting for clients that manage commercial properties that house multiple tenants, such as malls and multi-family properties. During September 2003, we also entered into a seven-year agreement with the Orlando Utilities Commission, a large municipal utility. Under this agreement we provide an outsourced customer information system solution and other related billing processes to service the Orlando Utilities Commission's approximately 200,000 regulated residential and commercial electricity accounts in Florida. In December 2003, we acquired Orcom Solutions, Inc., a leading provider of customer care and billing services to electric, gas, water and waste water utilities in North America, primarily in the mid-tier utility marketplace.

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

  •
  Continuing to establish long-term relationships with our clients that result in a stable and recurring revenue base.  We seek to maintain a stable and recurring revenue base by building and maintaining long-term relationships with our clients and entering into contracts that typically extend for three to five years. Most of our services require the payment of monthly fees based on the number of transactions we process, allowing us to generate recurring revenues.

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

Products and Services

        Our products and services are centered around three core capabilities—Transaction Services, Credit Services and Marketing Services. We have traditionally marketed and sold our products and services on a stand-alone basis but increasingly market and sell them on a bundled and integrated basis. Our products and services and target markets are listed below. Financial information about our segments and geographic areas appears in Note 18 of our consolidated financial statements.

Segment	Products and Services	Target Markets
Transaction Services	• Issuer Services	• Specialty Retail
- Card Processing - Billing and Payment Processing - Customer Care
	• Utility Services - Customer Information System Hosting - Customer Care - Billing and Payment Processing	• Utility
	• Merchant Services - Point-of-Sale Services - Merchant Bankcard Services	• Petroleum Retail
Credit Services	• Private Label Receivables Financing - Underwriting and Risk Management - Merchant Processing - Receivables Funding	• Specialty Retail • Petroleum Retail
Marketing Services	• Loyalty Programs - AIR MILES Reward Program - One-to-One Loyalty • Marketing Services	• Financial Services • Supermarkets • Petroleum Retail • Specialty Retail • Utility

Transaction Services

        We facilitate and manage transactions between our clients and their customers through our scalable processing systems. Our largest clients within this segment include Limited Brands and its retail affiliates, representing approximately 17.4% of this segment's 2003 revenue.

        Issuer Services.    According to The Nilson Report, based on the total number of accounts on file, we were the second largest outsourcer of retail private label card programs in the United States in 2002, with over 72.0 million accounts on file. We assist clients in issuing private label credit cards with the retailers' brand that can be used by customers at the clients' store locations, catalog or Internet. We also provide service and maintenance to our clients' private label card programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Transaction Services segment performs issuer services for our Credit Services segment in connection with that segment's private label card programs. The inter-segment services accounted for 47.4% of Transaction Services revenue in 2003.

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

        Merchant Services.    We are a leading provider of transaction processing services, based on transactions processed, with an emphasis on the U.S. petroleum retail industry. Additionally, we have a significant presence in the specialty retail and transportation industries. We have built a network that enables us to process virtually all electronic payment types including credit card, debit card, prepaid card, electronic benefits and fleet and check transactions. In addition to authorization and settlement of transactions, we also provide merchants with on-line, two-way mail messaging between our clients and their individual locations by broadcasting and receiving messages through their terminal devices.

Credit Services

        Through our Credit Services segment we are able to finance and operate private label programs more effectively than a typical retailer can operate a stand alone program, as we are able to fund receivables through our securitization program to achieve lower borrowing costs while having the infrastructure to support and leverage a variety of portfolio types and a large number of account holders. Through our subsidiary, World Financial Network National Bank, we underwrite the accounts and fund purchases for over 60 private label credit clients, representing almost 82.7 million cardholders and over $3.1 billion of receivables as of December 31, 2003. Our clients are predominately specialty retailers, and the largest within this segment include Limited Brands and its retail affiliates, representing 36.8% of this segment's 2003 revenue, and Brylane, representing 17.6% of this segment's 2003 revenue.

        We believe that an effective risk management process is important in both account underwriting and servicing. We use a risk analysis in establishing initial credit limits with cardholders. Because we process a large number of credit applications each year, we use automated proprietary scoring technology and verification procedures to process these applications. Our underwriting process involves the purchase of credit bureau information for each credit applicant. We continuously validate, monitor and maintain the scorecards, and we use the resulting data to ensure optimal risk performance. These models help segment prospects into narrower ranges within each risk score provided by credit bureau services, allowing us to better evaluate individual credit risk and to tailor our risk-based pricing accordingly. We generally receive a merchant fee for processing sales transactions charged to a private label credit card program for which we provide receivables funding. Processing includes authorization and settlement of the funds to the retailer, net of our merchant discount fee.

        We utilize a securitization program as our primary funding vehicle for private label credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a special purpose entity that then sells them to a master trust. Our Transaction Services segment retains rights to service the securitized accounts. Our securitizations are treated as sales for accounting purposes and, accordingly, the receivable is removed from our balance sheet. We retain an ownership interest in the receivables, which is commonly referred to as a seller's interest, and a residual interest in the trust, which is commonly referred to as an interest only strip. The fair value of the interest only strip is based on assumptions regarding future payments and credit losses and is subject to volatility that could materially affect our operating results. Both the amount and timing of estimated cash flows are dependent on the performance of the underlying credit card receivables, and actual cash flows may vary significantly from expectations. If payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the carrying value of the interest only strips through a charge against earnings. Limited Brands and its retail affiliates accounted for approximately 29.0% of the receivables in the trust portfolio as of December 31, 2003, and Brylane accounted for approximately 13.8%.

        In November 2002, World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust II and World Financial Network Credit Card Master Trust III, which we refer to as the WFN Trusts, completed a $600.0 million offering of five-year asset backed notes issued as part of our securitization program for World Financial Network National Bank. The notes were issued through the World Financial Network Credit Card Master Note Trust. In June and August 2003, the WFN Trusts completed another $600 million offering of five-year asset backed notes, issued in multiple offerings under our securitization program. The notes are rated AAA through BBB, or its equivalent, by each of Standard & Poor's, Moody's Investor Services and Fitch debt-rating services and are secured by a beneficial interest in a pool of receivables that arise under World Financial Network National Bank's private label credit card accounts.

Marketing Services

        Our clients are focused on targeting, acquiring and retaining loyal and profitable customers. We create and manage marketing programs that result in securing more frequent and sustained customer purchasing. We utilize the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our primary service for this segment is the AIR MILES Reward Program, representing the substantial majority of this segment's 2003 revenue. Our clients within this segment are financial services providers, supermarkets, petroleum retailers and specialty retailers. BMO Bank of Montreal, Canada Safeway, Shell Canada and Amex Bank of Canada were the four largest Marketing Services clients in 2003, and represented approximately 61.0% of our 2003 Marketing Services revenue. BMO Bank of Montreal represented approximately 32.3% of this segment's 2003 revenue and Canada Safeway represented approximately 11.7% of this segment's 2003 revenue.

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

  Collectors

        Members of the AIR MILES Reward Program, known as collectors, accumulate AIR MILES reward miles based on their purchasing behavior at sponsor locations. The AIR MILES Reward Program offers a reward structure that provides a quick and easy way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards by shopping at participating sponsors. Our active participants represent over 69% of all Canadian households. We have issued over fifteen billion AIR MILES reward miles since the program's inception in 1992.

  Suppliers

        We enter into supply agreements with suppliers of rewards to the program such as airlines, movie theaters and manufacturers of consumer electronics. We make these reward opportunities available through over 180 reward suppliers.

        Marketing Services.    In the U.S. we have developed marketing capabilities designed to increase loyal, profitable customers for our clients. Our suite of analytical and profiling tools enable our clients to better understand their customers and optimize opportunities for developing loyal and profitable customer relationships.

Safeguards to Our Business; Disaster and Contingency Planning

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

Protection of Intellectual Property and Other Proprietary Rights

        We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently hold one patent. In addition, we have three patent applications with the U.S Patent and Trademark Office and one international application that has entered the national phase in two countries. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we do have applications pending in South American and European countries. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a license agreement with Air Miles International Trading B.V. We believe that our trademarks are important for our branding and corporate identification and marketing of our services in each segment.

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

        Credit Services.    Our credit services business competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross selling their other financial products to their cardholders. Our focus has been on targeting retailers that understand the competitive advantage of developing loyal customers. Typically these retailers have customers that make more frequent and smaller transactions. This results in the effective capture of detail-rich data within our database marketing services, allowing us to mine and analyze this data to develop successful customer relationship management strategies for our clients. As an issuer of private label credit cards, we compete with other payment methods, primarily general purpose credit cards like Visa and MasterCard, which we also issue, and American Express, as well as cash, checks and debit cards.

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

Regulation

        Federal and state laws and regulations extensively regulate the operations of our credit card services bank subsidiary, World Financial Network National Bank, as well as our industrial loan corporation, World Financial Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of World Financial Network National Bank and World Financial Capital Bank, and they impose significant restraints on them to which other non-regulated companies are not subject. Because World Financial Network National Bank is deemed a credit card bank and World Financial Capital Bank is an industrial loan corporation within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a national bank, World Financial Network National Bank is still subject to overlapping supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation; and, as an industrial loan corporation, World Financial Capital Bank is still subject to overlapping supervision by the Federal Deposit Insurance Corporation and the State of Utah.

        World Financial Network National Bank and World Financial Capital Bank must maintain minimum amounts of regulatory capital. If World Financial Network National Bank or World Financial Capital Bank do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. Under the Federal Deposit Insurance Corporation's Order approving World Financial Capital Bank's application for deposit insurance, World Financial Capital Bank must meet specific capital ratios and paid-in capital minimums, must maintain adequate allowances for loan losses, and must operate within its three-year business plan, among other restrictions. If World Financial Capital Bank fails to meet the terms of the Federal Deposit Insurance Corporations' Order, the Federal Deposit Insurance Corporation may withdraw insurance coverage from World Financial Capital Bank and the State of Utah may withdraw its approval of World Financial Capital Bank. Under capital adequacy guidelines and the regulating framework for prompt corrective action, World Financial Network National Bank must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Under the National Bank Act, if the capital stock of World Financial Network National Bank is impaired by losses or otherwise, we, as the sole shareholder, may be assessed the deficiency. To the extent necessary, if a deficiency in capital still exists, the FDIC may be appointed as a receiver to wind up World Financial Network National Bank's affairs.

        Before World Financial Network National Bank can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, World Financial Network National Bank may only pay dividends to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, World Financial Network National Bank must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that World Financial Network National Bank is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, the authority may require, after notice and hearing, that World Financial Network National Bank cease and desist from the unsafe practice. Before World Financial Capital Bank can pay dividends to us, it must obtain prior written regulatory approval.

        As part of a recent acquisition by World Financial Network National Bank, which acquisition required approval by the Office of the Comptroller of the Currency, the Office of the Comptroller of the Currency required World Financial Network National Bank to enter into an operating agreement with it and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. World Financial Network National Bank does not expect that the operating agreement will require any changes in World Financial Network National Bank's current operations. The capital adequacy and liquidity maintenance agreement memorializes our current obligations to World Financial Network National Bank.

        We are limited under Sections 23A and 23B of the Federal Reserve Act in the extent to which we can borrow or otherwise obtain credit from or engage in other "covered transactions" with World Financial Network National Bank or World Financial Capital Bank, which may have the effect of limiting the extent to which World Financial Network National Bank or World Financial Capital Bank can finance or otherwise supply funds to us. "Covered transactions" include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in "covered transactions," they do require that we engage in covered transactions with World Financial Network National Bank or World Financial Capital Bank only on terms and under circumstances that are substantially the same, or at least as favorable to World Financial Network National Bank or World Financial Capital Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by World Financial Network National Bank or World Financial Capital Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

        We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, IRS rules and other regulations. Due to recent events, Congress, the IRS and the bank regulators have focused their attention on banks' monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks.

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

        Under the Gramm Leach Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. We also were required to develop an initial privacy notice and we are required to provide annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to "opt out" of any such disclosure.

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

        Canada has likewise enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. This act requires organizations to obtain a consumer's consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. Some provinces have made substantially similar privacy legislation applicable within those provinces. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with the law.

Employees

        As of December 31, 2003, we had approximately 7,600 employees in the United States and Canada. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Available Information

        We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC's web site at www.sec.gov. Our web site is www.alliancedatasystems.com. No information from this web site is incorporated by reference herein. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics and code of ethics for Senior Financial Executives and CEO on our web site. These documents are available free of charge to any stockholder upon request.

Risk Factors
Risks Related to General Business Operations

Our ten largest clients represented 53.2% of our consolidated revenue in 2003, and the loss of any of these clients could cause a significant drop in our revenue.

        We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 53.2% of our consolidated revenue during the year ended December 31, 2003, with Limited Brands and its retail affiliates representing approximately 16.3% of our 2003 consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision to either utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

        Transaction Services.    Our 10 largest clients in this segment represented approximately 55.2% of our Transaction Services revenue in 2003. Limited Brands and its retail affiliates were the largest Transaction Services client in 2003, representing approximately 17.4% of this segment's 2003 revenue. Our contracts with Limited Brands and its retail affiliates expire in 2009.

        Credit Services.    Our two largest clients in this segment represented approximately 54.4% of our Credit Services revenue in 2003. Limited Brands and its retail affiliates represented approximately 36.8%, and Brylane represented approximately 17.6% of our Credit Services revenue in 2003. Our contracts with Limited Brands and its retail affiliates expire in 2009, and our contracts with Brylane expire in 2013.

        Marketing Services.    Our 10 largest clients in this segment represented approximately 76.3% of our Marketing Services revenue in 2003. BMO Bank of Montreal, Canada Safeway, Shell Canada and Amex Bank of Canada were the four largest Marketing Services clients in 2003, representing approximately 61.0% of our 2003 Marketing Services revenue. BMO Bank of Montreal represented approximately 32.3% of this segment's 2003 revenue and Canada Safeway, our second largest Marketing Services client, represented approximately 11.7% of this segment's 2003 revenue. Our contract with BMO Bank of Montreal expires in March 2008 and our contract with Canada Safeway expires in December 2005.

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

        Our growth and continued profitability depend on acceptance of the services that we offer. If demand for transaction, credit or marketing services decreases, the price of our common stock could fall and you could lose value in your investment. Loyalty and database marketing strategies are relatively new to retailers, and we cannot guarantee that merchants will continue to use these types of marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if our customers make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or other reasons could have a material adverse effect on our growth and revenue.

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

Loss of data center capacity, interruption of telecommunication links, or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

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

        A significant portion of our Marketing Services revenue is derived from our Loyalty Group operations in Canada, which transacts business in Canadian dollars. Therefore, our reported financial information from quarter-to-quarter will be affected by changes in the exchange rate between the U.S. and Canadian dollars over the relevant periods. We do not hedge our entire net investment exposure in our Canadian subsidiary.

Our hedging activity subjects us to off-balance sheet counterparty risks relating to the creditworthiness of the commercial banks with whom we enter into hedging transactions.

        In order to execute our hedging strategies, we have entered into interest rate derivative contracts with commercial banks. These banks are otherwise known as counterparties. It is our policy to enter into such contracts with counterparties that are deemed to be creditworthy. However, if macro- or micro-economic events were to negatively impact the respective banks, the banks might not be able to honor their obligations and we might suffer a loss.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.

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

Risks Particular to Transaction Services

The pace of deregulation in the utility sector may not continue as predicted.

        The pace of deregulation may not continue as predicted, thereby creating fewer opportunities for certain of the types of services we provide. If the pace of deregulation were to continue to slow, we would continue to increase our focus on regulated activities.

In 2003, our Transaction Services segment derived approximately 47.4% of its revenue from servicing cardholder accounts for the Credit Services segment. If the Credit Services segment suffered a significant client loss, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.

        Our Transaction Services segment performs card processing and servicing activities for cardholder accounts generated by our Credit Services segment. During 2003, our Transaction Services segment derived $291.4 million, or 47.4% of its revenues, from these services for our Credit Services segment. The financial performance of our Transaction Services segment, therefore, is linked to the activities of our Credit Services segment. If the Credit Services segment were to lose a significant client, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.

Risks Particular to Credit Services

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

        Since January 1996, we have sold substantially all of the credit card receivables originated by our private label credit card bank, World Financial Network National Bank, to WFN Credit Company, LLC

and WFN Funding Company II, LLC, which in turn sold them to the WFN Trusts, as part of our securitization program. This securitization program is the primary vehicle through which World Financial Network National Bank finances our private label credit card receivables. If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired. World Financial Network National Bank's ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

  •
  conditions in the securities markets in general and the asset backed securitization market in particular;

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

        The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower's balance being charged-off as uncollectible. We rely principally on the customer's creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs beyond historical levels will reduce the net spread available to us from the securitization master trust and could result in a reduction in finance charge income or a write-down of the interest only strip. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses among consumers. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of credit card receivables and the average age of our various credit card account portfolios. The average age of credit card receivables affects the stability of delinquency and loss rates of the portfolio. At December 31, 2003, 46.9% of the total number of our securitized accounts with outstanding balances and 41.1% of the amount of our outstanding securitized loans were less than 24 months old. For 2003, our securitized net charge-off ratio was 7.1% compared to 7.4% for 2002 and 8.4% for 2001. We cannot assure you that our pricing strategy can offset the negative impact on profitability caused by increases in delinquencies and losses. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us and the value of our net retained interests in loans that we sell through securitizations.

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

        An increase in market interest rates could reduce the amount we realize from the spread between the yield on our assets and our cost of funding. A rise in market interest rates may indirectly impact the payment performance of consumers or the value of, or amount we could realize from the sale of, interest only strips. At December 31, 2003, approximately 2.7% of our outstanding debt, including the off-balance sheet debt of our securitization program, was subject to fixed rates with a weighted average interest rate of 2.0%. An additional 67.5% of our outstanding debt at December 31, 2003 was locked at an effective interest rate of 4.5% through interest rate swap agreements and treasury locks with notional amounts totaling $2.3 billion. Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in an annual decrease to pretax income of approximately $5.9 million. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

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

        Various Federal and state laws and regulations significantly limit the credit services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or prescribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a material adverse effect on our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a material adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

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

If our industrial loan corporation fails to meet the terms of the Federal Deposit Insurance Corporation or State of Utah Orders, we may be subject to termination of our industrial loan corporation.

        Our industrial loan corporation, World Financial Capital Bank, is authorized to do business by the State of Utah and the Federal Deposit Insurance Corporation. World Financial Capital Bank is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses and operate within its three-year business plan. While the consequence of losing the World Financial Capital Bank authority to do business would be significant, we believe that the risk of such loss is minimal as a result of the precautions we have taken and the management team we have in place.

Risks Particular to Marketing Services

We may not be able to satisfy our collectors if the seating capacity made available to us by Air Canada is inadequate to meet their demands.

        On April 1, 2003, Air Canada filed for bankruptcy protection under the Canadian Companies' Creditors Arrangement Act in order to restructure its debt and operations. Air Canada is in the process of reducing its fleet size to match current and anticipated capacity requirements. In connection with Air Canada's bankruptcy proceedings, we entered into a new supply agreement with Air Canada effective December 15, 2003. If Air Canada sharply reduces its fleet capacity and route network, we may not be able to satisfy our collectors' demands for airline tickets. Tickets from other airlines, if available, could be more expensive than a comparable ticket under our Air Canada supply agreement, and the routes offered by the other airlines may be inadequate, inconvenient or undesirable to the redeeming collectors. As a result, collector satisfaction with the AIR MILES Reward Program would be adversely affected by a reduced route network in Canada and we may experience higher air travel redemption costs.

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

We could face increased competition from other loyalty programs, including Aeroplan, Air Canada's proprietary frequent flyer program.

        As a result of increased competition in the loyalty market, including from Aeroplan, Air Canada's frequent flyer program, we may experience greater competition in attracting and retaining sponsors in our AIR MILES Reward Program.

The loss of our most active AIR MILES reward miles collectors could negatively impact our growth and profitability.

        Our most active AIR MILES reward miles collectors represent a disproportionately large percentage of our AIR MILES Reward Program revenue. We estimate that over half of the AIR MILES Reward Program revenues for 2004 will be derived from our most active AIR MILES reward miles collectors. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors and loyalty partners. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive.

Airline or travel industry disruptions, such as an airline insolvency, could negatively affect the AIR MILES Reward Program, our revenues and profitability.

        Air travel is one of the appeals of the AIR MILES Reward Program to collectors. As a result of airline insolvencies and restructurings, we may experience service disruptions that prevent us from fulfilling collectors' flight redemption requests. As a result of airline or travel industry disruptions, or as might result from political instability, terrorist acts or war, some collectors could determine that air travel is too dangerous or, given new airport regulations, too burdensome. Consequently, collectors might forego redeeming points for air travel and therefore might not participate in the AIR MILES Reward Program to the extent they previously did, which could adversely affect our revenue from the program. A reduction in collector use of the program could impact our ability to attract new sponsors and loyalty partners and to generate revenue from current sponsors and loyalty partners.

        On April 1, 2003, Air Canada filed for bankruptcy protection, from which it has not yet emerged, under the Canadian Companies' Creditors Arrangement Act. If Air Canada were to cease operations as a result of a failure to emerge from bankruptcy protection, we could experience service disruptions that would adversely affect our ability to fulfill collector flight redemption requests and lead to higher air travel redemption costs.

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

        The Federal Gramm Leach Bliley Act makes it more difficult to collect and use information that has been legally available and may increase our costs of collecting some data. Regulations under this act give cardholders the ability to "opt out" of having information generated by their credit card purchases shared with other parties or the public. Our ability to gather and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to "opt out," thereby precluding us from using their data. Under the regulations, we generally are required to refrain from sharing data generated by our new cardholders until such cardholders are given the opportunity to "opt out."

        The Federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with customers. Regulations under this act give consumers the ability to "opt out," through a national do-not-call list, a state do-not-call list or an internal do-not-call list which is required by the regulation, of having telephone calls placed to them by telemarketers who do not have an existing business relationship with the consumer. This act could limit our ability to provide services and information to our clients. Failure to comply with the terms of this act could have a negative impact to our reputation and subject us to significant penalties.

        The Controlling the Assault of Non-Solicited Pornography and Marketing Act restricts our ability to send commercial electronic mail messages to customers. The act requires that a customer provide consent prior to a commercial electronic mail message being sent to the customer and further restricts the transmission information (header/subject line) and content of the electronic mail message. Under the regulation, we generally are prohibited from issuing electronic mail or obtaining a benefit from an electronic mail message until such time as the customer has affirmatively granted permission for us to do so. Failure to comply with the terms of this act could have a negative impact to our reputation and subject us to significant penalties.

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

Risks Related to Our Company

The affiliated entities of Welsh Carson currently own a significant amount of our common stock. These stockholders may have interests that conflict with yours and may be able to control the election of directors and the approval of significant corporate transactions, including a change in control.

        As of February 27, 2004, the affiliated entities of Welsh Carson beneficially owned approximately 40.5% of our outstanding common stock. Under a stockholders agreement, the size of our board of directors is set at nine. Welsh Carson has the right to designate up to three of the nominees for election to our board of directors as long as it owns more than 20% of our common stock. As a result of board designation powers, Welsh Carson is able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. Welsh Carson may have interests that conflict with our interests or those of other stockholders. Welsh Carson's continued concentrated ownership will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares unless Welsh Carson approves the acquisition.

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

  •
  our board's authority to issue shares of preferred stock without further stockholder approval; and

  •
  provisions of Delaware law that restrict many business combinations and provide that directors serving on staggered boards of directors, such as ours, may be removed only for cause.

        These provisions of our certificate of incorporation, bylaws and Delaware law could discourage tender offers or other transactions that might otherwise result in our stockholders receiving a premium over the market price for our common stock.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

        As of February 27, 2004, we had an aggregate of 105,405,239 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 16,253,000 shares of our common stock for issuance under our stock option and restricted stock plans, employee stock purchase plan and our 2003 long term incentive plan, of which 8,839,405 shares are issuable upon vesting of restricted stock awards and upon exercise of options granted as of February 27, 2004, including options to purchase approximately 4,012,503 shares exercisable as of February 27, 2004 or that will become exercisable within 60 days after February 27, 2004. We have reserved for issuance 1,500,000 shares of our common stock, all of which remain issuable under our 401(k) and Retirement Savings Plan. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders. Further, sales of a substantial number of shares of common stock by our largest stockholder, Welsh Carson, or the perception that such sales could occur, could also adversely affect prevailing market prices of our common stock.

Item 2. Properties

        As of December 31, 2003, we leased over 30 general office properties throughout the United States and Canada, comprising over 1.7 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Dallas, Texas	Corporate, Transaction Services	230,061	October 31, 2010
Dallas, Texas	Corporate	61,750	July 31, 2007
Dallas, Texas	Transaction Services	247,618	July 31, 2009
San Antonio, Texas	Transaction Services	67,540	October 31, 2007
Columbus, Ohio	Credit Services	103,161	January 1, 2008
Westerville, Ohio	Credit Services	100,800	May 31, 2006
Toronto, Ontario, Canada	Marketing Services	137,411	September 16, 2007

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the security holders during the fourth quarter of 2003.

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

	High	Low
Fiscal Year Ended December 31, 2002
First quarter	$25.14	$17.51
Second quarter	25.95	20.45
Third quarter	25.15	14.08
Fourth quarter	21.00	13.85
Fiscal Year Ended December 31, 2003
First quarter	$19.02	$14.79
Second quarter	25.66	16.15
Third quarter	29.60	23.46
Fourth quarter	30.51	26.69

        As of February 27, 2004, the closing price of our common stock was $29.95, there were 79,787,513 shares of our common stock outstanding, and there were approximately 87 holders of record of our common stock.

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

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

        The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-K and the financial statements and related notes that are incorporated by reference in this Form 10-K. The fiscal year financial information included in the table below is derived from audited financial statements.

	Year ended December 31,
	1999	2000	2001(1)	2002(1)	2003
	(amounts in thousands, except per share amounts)
Income statement data
Total revenue	$583,082	$678,195	$773,719	$866,588	$1,049,144
Cost of operations	466,856	547,985	603,493	668,231	787,167
General and administrative	35,971	32,201	45,431	56,097	54,027
Depreciation and other amortization	16,183	26,265	30,698	41,768	53,948
Amortization of purchased intangibles	61,617	49,879	43,506	24,707	20,613

Total operating expenses	580,627	656,330	723,128	790,803	915,755

Operating income	2,455	21,865	50,591	75,785	133,389
Other expenses	—	2,477	6,025	834	4,275
Fair value loss on interest rate derivative	—	—	15,131	12,017	2,851
Interest expense	42,785	38,870	30,097	21,215	17,281

Income (loss) from continuing operations before income taxes	(40,330)	(19,482)	(662)	41,719	108,982
Provision (benefit) for income taxes	(6,538)	1,841	9,700	18,060	41,684

Income (loss) from continuing operations	(33,792)	(21,323)	(10,362)	23,659	67,298
Income from discontinued operations, net of taxes	7,688	—	—	—	—
Loss on disposal of discontinued operations, net of taxes	(3,737)	—	—	—	—

Net income (loss)	$(29,841)	$(21,323)	$(10,362)	$23,659	$67,298

Net income (loss) per share—basic	$(0.70)	$(0.60)	$(0.21)	$0.32	$0.86
Net income (loss) per share—diluted	$(0.70)	$(0.60)	$(0.21)	$0.31	$0.84
Weighted average shares used in computing per share amounts—basic	47,498	47,538	64,555	74,422	78,003
Weighted average shares used in computing per share amounts—diluted	47,498	47,538	64,555	76,696	80,313

(1)
As restated, see Note 21 of the Notes to Consolidated Financial Statements.

	Year ended December 31,
	1999	2000	2001(1)	2002(1)	2003
	(amounts in thousands, except per share amounts)
EBITDA and Operating EBITDA(2)
EBITDA	$80,255	$98,009	$124,795	$142,260	$207,950
Operating EBITDA	$107,932	$120,497	$155,189	$161,198	$271,043
Other financial data
Cash flows from operating activities	$251,638	$87,183	$166,409	$122,569	$125,804
Cash flows from investing activities	$(309,451)	$(24,457)	$(190,982)	$(192,603)	$(256,657)
Cash flows from financing activities	$74,929	$1,144	$30,711	$(15,670)	$165,003
Segment operating data
Statements generated	132,817	127,217	131,253	138,669	167,118
Core transactions processed(3)	1,839,857	2,519,535	2,754,105	1,660,374	2,104,798
Credit sales	$3,132,520	$3,685,069	$4,050,554	$4,924,952	$5,604,233
Average securitized portfolio	$2,004,827	$2,073,574	$2,197,935	$2,408,444	$2,686,527
AIR MILES reward miles issued	1,594,594	1,927,016	2,153,550	2,348,133	2,571,501
AIR MILES reward miles redeemed	529,327	781,823	984,926	1,259,951	1,512,788
	As of December 31,
	1999	2000(1)	2001(1)	2002(1)	2003
	(amounts in thousands)
Balance sheet data
Cash and cash equivalents	$56,546	$116,941	$117,535	$30,439	$67,745
Seller's interest and credit card receivables, net	150,804	137,865	128,793	147,899	271,396
Redemption settlement assets, restricted	133,650	152,007	150,330	166,293	215,271
Intangible assets, net	101,846	72,647	74,964	75,399	143,733
Goodwill	391,763	370,291	404,797	429,720	484,415
Total assets	1,301,263	1,419,568	1,464,981	1,448,355	1,868,442
Deferred revenue—service and redemption	249,341	290,186	318,903	353,804	465,875
Certificates of deposit and other receivables funding debt	116,900	139,400	120,800	96,200	200,400
Credit facilities, subordinated debt and other debt	318,236	296,660	189,625	196,711	189,751
Total liabilities	921,791	1,058,788	959,340	905,797	1,166,111
Series A preferred stock	119,400	119,400	—	—	—
Total stockholders' equity	260,072	241,380	505,641	542,558	702,331

(1)
As restated, see Note 21 of the Notes to Consolidated Financial Statements.

(2)
See "Use of Non-GAAP Financial Measures" set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our use of EBITDA and Operating EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

(3)
Core transactions processed in 2002 and 2003 reflect our pruning of non-core, low margin accounts in 2002, and accordingly only include transactions processed for continuing customers. If we were to eliminate transactions processed for those same accounts in 2001, core transactions processed in 2001 would have been 1,479,654. For 1999, 2000, and 2001, total transactions are presented.

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

        Transaction Services.    Transaction Services is our largest segment. The Transaction Services segment primarily generates revenue based on the number of transactions processed, statements generated and customer calls handled. Statements generated and transactions processed are the two primary drivers of revenue for this segment.

  •
  Statements Generated: This driver represents the number of statements generated for our private label and utility clients. The number of statements generated in any given period is a fairly reliable indicator of the number of active accountholders during that period. In addition to receiving payment for each statement generated, we also are paid for other services such as remittance processing, customer care and various marketing services. Payments for statements generated represent approximately three quarters of this segment's revenue.

  •
  Transactions Processed: This driver represents the number of electronic payments processed in merchant services, including credit card, debit card, prepaid card, electronic benefits and fleet and check transactions, and represents approximately one quarter of this segment's revenue. We are typically paid by our clients for each transaction processed.

        Transaction Services is affected by two main industry trends: increased outsourcing and commoditization in payment processing. Companies are increasingly outsourcing non-core processes such as customer information systems, billing and customer care. We are impacted by this trend with our clients in utility services and issuer services. The provision of payment processing services, or merchant services, is dominated by our larger competitors that compete on pricing. As a result, we have chosen to not invest in expanding our merchant services business.

        Credit Services.    The Credit Services segment primarily generates revenue from servicing fees from our securitization trusts, merchant discount fees, and net finance charges. Private label credit sales and average securitized portfolio are the two primary drivers of revenue for this segment.

  •
  Private Label Credit Sales: This driver represents the dollar value of private label card sales that occur at our clients' point of sale terminals or through catalogs or web sites. We are paid a percentage of these sales, referred to as merchant discount, from the retailers that utilize our private label program. Private label credit sales typically lead to higher portfolio balances as cardholders finance their purchases through our credit card bank.

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

        Credit services is affected by industry trends similar to Transaction Services. The growing trend of outsourcing of private label credit card programs leads to increased accounts and balances to finance. Additionally, economic trends can impact this segment. Interest expense is a significant component of operating costs. Over the last two years we have experienced a historically low interest rate environment. We have refinanced our recent bond maturities with instruments that lock in our effective interest rate for five year terms. A low interest rate environment is usually indicative of a slower economic environment, which can negatively impact our net charge-offs, a significant cost of financing receivables. In the last five years, our net charge-offs have increased from 7.2% in 1999 to a peak of 8.4% in 2001 as the economy slowed during that period. Interest rates have continued to decrease since 2001, albeit at a slower pace, while we have been able to lower our net charge-offs to our current 2003 rate of 7.1%. Our expectation for 2004 is that we will experience relatively similar levels of net charge-offs and cost of funds as in 2003.

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

        Our AIR MILES Reward Program tends not to be significantly impacted by economic swings as the majority of the sponsors are in non-discretionary categories such as grocery, petroleum and financial institutions. Additionally, we target the sponsor's most loyal customers, who are unlikely to change their spending patterns. We are also impacted by changes in the exchange rate between the U.S. dollar and the Canadian dollar. The Canadian dollar sharply appreciated this year, which benefited our operating results. Our expectation is that the Canadian dollar/U.S. dollar exchange rate will be more stable in 2004 than in 2003 and remain at its current relative levels.

Year in Review Highlights

        Our 2003 results of operations were largely impacted by new and renewed agreements with significant clients, several capital market transactions and continued selective execution of our acquisition strategy. During 2003, we signed or renewed agreements with several significant clients:

  •
  In January 2003, we commenced a multi-year renewal with Brylane, a top ten client.

  •
  In March 2003, we entered into an agreement to provide utility services to Centrica and American Electric Power in Texas.

  •
  In April 2003, we signed a renewal and expansion of services provided to ConocoPhillips, a top 15 client.

  •
  In April 2003, we entered into an agreement with Jean Coutu Group to become a sponsor in our AIR MILES program.

  •
  In May 2003, we entered into a agreements to start private label credit card programs for Eddie Bauer, Spiegel Catalog and Newport News.

  •
  In June 2003, we entered into an agreement with American Home Furnishings to convert their existing private label credit card program.

  •
  In September 2003, we entered into an agreement with Orlando Utility Commission to provide customer information solutions and related billing processes to utility customers.

  •
  In September 2003, we entered into and completed an agreement with Stage Stores to convert their existing private label credit card program.

  •
  In October 2003, we entered into an agreement with Fortunoff to convert their existing private label credit card program.

  •
  In November 2003, we entered into an agreement with Shop At Home Network to start a private label credit card program.

  •
  In December 2003, we signed renewals with Shell Canada and the MasterCard division of BMO Bank of Montreal.

Additionally, in 2003 we completed several significant capital market transactions:

  •
  In April 2003, we completed a public offering of 10,350,000 shares of our common stock at $19.65 per share. Seven million of the shares were sold by Limited Commerce Corp. and the remaining 3,350,000 shares were sold by us.

  •
  In April 2003, we used a portion of the net proceeds of the public offering to repay in full $52.0 million of outstanding subordinated debt, plus accrued and unpaid interest, held by Welsh Carson.

  •
  In April 2003, we entered into three new credit facilities to replace our existing facilities.

  •
  In June and August 2003, we completed the sale of a total of $600.0 million in asset backed notes for our securitization trusts.

  •
  In November 2003, we facilitated a secondary public offering of 8,663,382 shares of our common stock at $26.95 per share on behalf of Limited Commerce Corp. and two affiliated entities of Welsh Carson. We received none of the proceeds from the secondary offering. Following this transaction, Limited Commerce Corp. no longer owns any of our capital stock.

Consistent with our strategy to complete small selective acquisitions, we completed three transactions in the utility services market for a total of approximately $51.7 million:

  •
  In January 2003, we purchased ExoLink Corporation.

  •
  In September 2003, we purchased Conservation Billing Services, Inc., a provider of sub-metering services.

  •
  In December 2003, we purchased Orcom Solutions, Inc., a provider of utility services to mid-tier utilities.

Discussion of Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting policies that are described in the Notes to the Consolidated Financial Statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management's most subjective judgments. The most critical accounting policies and estimates are described below.

        Securitization of credit card receivables.    We utilize a securitization program to finance substantially all of the credit card receivables that we underwrite. Our securitization trusts allow us to sell credit card receivables to the trusts on a daily basis. We use our off-balance sheet securitization program to lower our cost of funds and more efficiently use capital. In a securitization transaction, we sell credit card receivables originated by our Credit Services segment to a trust and retain servicing rights to those receivables, an equity interest in the trust, and an interest in the receivables. The securitization trusts are deemed to be qualifying special purpose entities under accounting principles generally accepted in the United States (GAAP) and are appropriately not included in our Consolidated Financial Statements. Our interest in the trusts is represented on our consolidated balance sheets as seller's interest (our interest in the receivables) and due from securitizations (our retained interests and credit enhancement components).

        In turn, the trusts issue bonds in the capital markets and notes in private transactions. The proceeds from the debt are used to fund the receivables, while cash collected from cardholders is used to finance new receivables and repay borrowings and related borrowing costs. The excess spread is remitted to us as finance charges, net.

        Our retained interest, often referred to as an interest only strip, is recorded at fair value. Our interest only strip has historically been valued between 1.75% and 2.25% of average securitized receivables. The fair value of our interest only strip represents the present value of the anticipated cash flows we have retained over the estimated outstanding period of the receivables. This anticipated excess cash flow consists of the excess of finance charges and past-due fees net of the sum of the return paid to bond holders, estimated contractual servicing fees and credit losses. Because there is not a highly liquid market for these assets, we estimated the fair value of the interest only strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the interest only strip. The estimated market assumptions are applied based upon the underlying loan portfolio grouped by loan types, terms, credit quality, interest rates and geographic location, which are the predominant characteristics that affect payment and default rates.

        Changes in the fair value of the interest only strip are reflected in our consolidated financial statements as additional gains related to new receivables originated and securitized or other comprehensive income related to mark to market changes. In recording and accounting for interest only strips, we made assumptions about rates of payments and defaults that we believe reasonably reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the interest only strip could be impaired and the decline in the fair value recorded in earnings. Further sensitivity information is provided in the Notes to the Consolidated Financial Statements.

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

        The amount of revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life is actively monitored by management and subject to external influences that may cause actual performance to differ from estimates. The estimated life of an AIR MILES reward mile is 42 months.

        We believe that the issuance and redemption of AIR MILES reward miles is influenced by the nature and volume of sponsors, the type of rewards offered, the overall health of the Canadian economy, the nature and extent of AIR MILES promotional activity in the marketplace and the extent of competing loyalty programs. These influences will primarily affect the average life of an AIR MILES reward mile. We do not believe that the estimated life will vary significantly over time, consistent with historical trends. The shortening of the life of an AIR MILES reward mile will accelerate the recognition of revenue and may affect the breakage rate. As of December 31, 2003, we had $465.9 million in deferred revenue that will be recognized in the future.

Inter-Segment Sales

        Our Transaction Services segment performs card processing and servicing activities related to our Credit Services segment. For this, our Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for our Transaction Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by our Transaction Services segment from servicing our Credit Services segment, and consequently paid by our Credit Services segment to our Transaction Services segment, are set forth opposite "Other and eliminations" in the tables presented in the annual comparisons below.

Use of Non-GAAP Financial Measures

        EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus provision (benefit) for income taxes, interest expense, fair value loss on interest rate derivative, other expenses, depreciation, amortization and the impact from discontinued operations. Operating EBITDA is a non-GAAP financial measure equal to EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented EBITDA and operating EBITDA because we use them to monitor compliance with the financial covenants in our credit agreements, such as debt-to-operating EBITDA and operating EBITDA to interest expense ratios. We also use EBITDA and operating EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Therefore, we believe that EBITDA and operating EBITDA provide useful information to our investors regarding our performance and overall results of operations. EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA and operating EBITDA measures presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements. The following sets forth a reconciliation of net income to EBITDA and operating EBITDA:

	Year ended December 31,
	1999	2000	2001	2002	2003
	(amounts in thousands)
Net income (loss)	$(29,841)	$(21,323)	$(10,362)	$23,659	$67,298
Provision (benefit) for income taxes	(6,538)	1,841	9,700	18,060	41,684
Interest expense	42,785	38,870	30,097	21,215	17,281
Fair value loss on interest rate derivative	—	—	15,131	12,017	2,851
Other expenses(1)	—	2,477	6,025	834	4,275
Depreciation and other amortization	16,183	26,265	30,698	41,768	53,948
Amortization of purchased intangibles	61,617	49,879	43,506	24,707	20,613
Income from discontinued operations, net of taxes	(7,688)	—	—	—	—
Loss on disposal of discontinued operation, net of taxes	3,737	—	—	—	—

EBITDA	80,255	98,009	124,795	142,260	207,950
Plus change in deferred revenue	91,149	40,845	28,717	34,901	112,071
Less change in redemption settlement assets	(63,472)	(18,357)	1,677	(15,963)	(48,978)

Operating EBITDA	$107,932	$120,497	$155,189	$161,198	$271,043

(1)
For the years ended December 31, 2000 and 2001, other expenses primarily relate to the write off of equity investments. For the years ended December 2002 and 2003, other expenses are debt related.

Results of Operations

        The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the consolidated financial statements for the years ended December 31, 2001 and 2002, and the results of operations for second and third quarters of 2003 as described in Note 21 to the consolidated financial statements.

Year ended December 31, 2002 compared to the year ended December 31, 2003

	Year ended December 31, 2002
	Revenue	EBITDA	Depreciation & amortization	Operating income
	(amounts in thousands)
Transaction Services	$538,361	$76,772	$44,627	$32,145
Credit Services	342,132	37,911	6,724	31,187
Marketing Services	231,721	27,577	15,124	12,453
Other and eliminations	(245,626)	—	—	—

Total	$866,588	$142,260	$66,475	$75,785

	Year ended December 31, 2003
	Revenue	EBITDA	Depreciation & amortization	Operating income
	(amounts in thousands)
Transaction Services	$614,540	$86,125	$51,508	$34,617
Credit Services	435,798	77,091	5,581	71,510
Marketing Services	290,180	44,734	17,472	27,262
Other and eliminations	(291,374)	—	—	—

Total	$1,049,144	$207,950	$74,561	$133,389

        Revenue.    Total revenue increased $182.5 million, or 21.1%, to $1,049.1 million for 2003 from $866.6 million for 2002. The increase was due to a 14.2% increase in Transaction Services revenue, a 27.4% increase in Credit Services revenue and a 25.2% increase in Marketing Services revenue as follows:

  •
  Transaction Services. Transaction Services revenue increased $76.2 million, or 14.2%, primarily due to increases in the volume of statements generated and in the revenue per statement generated, partially offset by a decrease in total transactions processed. During 2003, utility services statements generated increased 79.7%. The increase in the number of statements generated by utility services was led by our new relationship with Centrica and American Electric Power consummated in the first quarter. The volume of full service private label statements generated increased 8.7%, primarily due to the addition of Spiegel Catalog, Eddie Bauer, Newport News, Stage Stores, and Fortunoff during 2003. In addition, the increase in utility services and full service private label statements led to an increase in revenue per statement of 4.6%. The decrease in total transactions processed was the result of pruning of non-core accounts during the third and fourth quarter of 2002.

  •
  Credit Services. Credit Services revenue increased $93.7 million, or 27.4%, due to increases in servicing fees and finance charges, net, slightly offset by a decrease in other fees generated from our private label credit card program. Servicing fee income increased by $3.9 million, or 8.5%, during 2003 due to an increase in the average outstanding balance of the securitized credit card receivables. Finance charges, net, increased $90.7 million, or 44.5%, during 2003 as a result of a 11.5% higher average outstanding securitized portfolio. The increase in average outstanding securitized portfolio is the result of new client signings and growth in our existing programs. The net yield on our retail portfolio for 2003 was approximately 240 basis points higher than in 2002. The increase in the net yield is largely related to an increase in collected yield in addition to lower financing costs as a result of refinancing of our public securitization bonds in June and August 2003 and November 2002.

  •
  Marketing Services. Marketing Services revenue increased $58.5 million, or 25.2%, primarily due to an increase in redemption revenue related to a 20.1% increase in the redemption of AIR MILES reward miles. Additionally, services revenue increased 21.7% as a result of a 9.5% increase in the number of AIR MILES reward miles issued and the corresponding recognition of deferred revenue balances. Changes in the exchange rate of the Canadian dollar accounted for approximately $30.0 million of the $58.5 million increase in our revenue, or 12.9%. As a result of the increased issuance activity and the increase in the Canadian dollar as of December 31, 2003, our deferred revenue balance increased 31.7% to $465.9 million at December 31, 2003 from $353.8 million at December 31, 2002. The growth rate in the number of AIR MILES reward miles redeemed continues to outpace the growth rate in the number of AIR MILES reward miles issued, a positive indicator as to the success of the program. The increase in redemptions relates to the continued trend to offer more redemption options to our collectors, such as merchandise and certificates.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $116.9 million, or 16.1%, to $841.2 million for 2003 from $724.3 million for 2002. Total EBITDA margin increased to 19.8% for 2003 from 16.4% for 2002. The increase in EBITDA margin is due to increases in Marketing Services and Credit Services margins.

  •
  Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $66.8 million, or 14.5%, to $528.4 million for 2003 from $461.6 million for 2002, and EBITDA margin decreased to 14.0% for 2003 from 14.3% for 2002. The decrease in EBITDA margin was primarily driven by start-up costs related to new private label customers and the migration of a call center operation from a third-party vendor. Also contributing to the decrease in EBITDA margin, was a decrease in our merchant services business, primarily resulting from our reduction in the number of total transactions processed. Margin gains and volume growth from private label statements offset the majority of the decrease from merchant services.

  •
  Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $54.5 million, or 17.9%, to $358.7 million for 2003 from $304.2 million for 2002, and EBITDA margin increased to 17.7% for 2003 from 11.1% for 2002. The increase in EBITDA margin is the result of lower net charge-offs and financing costs and an increase in private label credit sales and portfolio growth.

  •
  Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $41.3 million, or 20.2%, to $245.4 million for 2003 from $204.1 million for 2002, and EBITDA margin increased to 15.4% for 2003 from 11.9% for 2002. The increase is directly related to the increase in revenue. The increase in the Canadian dollar resulted in a 1.8% increase in EBITDA margin.

  •
  Depreciation and Amortization. Depreciation and amortization increased $8.1 million, or 12.2%, to $74.6 million for 2003 from $66.5 million for 2002. The increase is primarily due to an increase of $12.2 million in depreciation and amortization from increased capital expenditures, partially offset by a decrease in amortization of purchased intangibles of $4.1 million.

        Operating Income.    Operating income increased $57.6 million, or 76.0%, to $133.4 million for 2003 from $75.8 million for 2002. Operating income increased primarily from revenue gains, an increase in EBITDA margins and a decrease in purchased intangible amortization.

        Interest Expense.    Interest expense decreased $3.9 million, or 18.4%, to $17.3 million for 2003 from $21.2 million for 2002 due in part to the repayment of $52.0 million of subordinated debt to Welsh Carson in 2003. Additionally, we had lower average debt outstanding and experienced lower interest rates as a result of our new credit facility.

        Fair Value Loss on Derivatives.    During 2003, we incurred a $2.9 million fair value loss on an interest rate swap compared to a $12.0 million loss in 2002. Part of the fair value loss was associated with cash payments we made to counterparties of $11.1 million and $9.4 million in 2003 and 2002, respectively. In accordance with SFAS No. 133, fair value changes in derivative instruments that do not meet the accounting criteria for hedge treatment are recorded as part of earnings. The related derivative is a $200.0 million notional amount interest rate swap that swaps a LIBOR based variable interest rate for a fixed interest rate, and expires in May 2004.

        Taxes.    Income tax expense increased $23.6 million to $41.7 million in 2003 from $18.1 million in 2002 due to an increase in taxable income. The effective rate decreased to 38.3% in 2003 from 43.3% in 2002 due to a benefit from a change in Canadian corporate tax rates.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, increased $4.4 million to $48.8 million for 2003 from $44.4 million for 2002. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates. Limited Brands is no longer a stockholder, but is still a significant customer.

Year ended December 31, 2001 compared to the year ended December 31, 2002

	Year ended December 31, 2001
	Revenue	EBITDA	Depreciation & amortization	Operating income/(loss)
	(amounts in thousands)
Transaction Services	$503,178	$70,067	$44,716	$25,351
Credit Services	289,420	29,159	3,470	25,689
Marketing Services	198,019	25,569	26,018	(449)
Other and eliminations	(216,898)	—	—	—

Total	$773,719	$124,795	$74,204	$50,591

	Year ended December 31, 2002
	Revenue	EBITDA	Depreciation & amortization	Operating income
	(amounts in thousands)
Transaction Services	$538,361	$76,772	$44,627	$32,145
Credit Services	342,132	37,911	6,724	31,187
Marketing Services	231,721	27,577	15,124	12,453
Other and eliminations	(245,626)	—	—	—

Total	$866,588	$142,260	$66,475	$75,785

        Revenue.    Total revenue increased $92.9 million, or 12.0%, to $866.6 million for 2002 from $773.7 million for 2001. The increase was due to a 7.0% increase in Transaction Services revenue, an

18.2% increase in Credit Services revenue and a 17.0% increase in Marketing Services revenue as follows:

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

  •
  Credit Services. Credit Services revenue increased $52.7 million, or 18.2%, due to increases in merchant discount fees, servicing fees and finance charges, net. Servicing fee income increased by $5.3 million, or 12.9%, during 2002 due to an increase in the average outstanding balance of the securitized credit card receivables. Finance charges, net, increased $35.2 million, or 20.9%, during 2002 as a result of a 9.6% higher average outstanding securitized portfolio. The net yield on our retail portfolio for 2002 was approximately 80 basis points higher than in 2001. The increase in the net yield is largely related to lower net charge-offs in 2002, in addition to lower financing costs. The increase in merchant discount fees is related to the 21.6% increase in private label credit sales.

  •
  Marketing Services. Marketing Services revenue increased $33.7 million, or 17.0%, primarily due to an increase in redemption revenue related to a 27.9% increase in the redemption of AIR MILES reward miles. Additionally, services revenue increased 10.4% as a result of a 9.0% increase in the number of AIR MILES reward miles issued and the corresponding recognition of deferred revenue balances. As a result of the increased issuance activity, our deferred revenue balance increased 10.9% to $353.8 million at December 31, 2002 from $318.9 million at December 31, 2001.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $75.4 million, or 11.6%, to $724.3 million for 2002 from $648.9 million for 2001. Total EBITDA margin increased to 16.4% for 2002 from 16.1% for 2001. The increase in EBITDA margin is due to increases in Transaction Services and Credit Services margins, partially offset by a decrease in Marketing Services margins.

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

  •
  Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $31.7 million, or 18.4%, to $204.1 million for 2002 from $172.4 million for 2001, and EBITDA margin decreased to 11.9% for 2002 from 12.9% for 2001. The decrease in EBITDA margin is primarily the result of an increase in marketing expense related to a brand refreshing campaign for the AIR MILES Reward Program in the fourth quarter of 2002.

  •
  Depreciation and Amortization. Depreciation and amortization decreased $7.7 million, or 10.4%, to $66.5 million for 2002 from $74.2 million for 2001. The decrease is primarily due to a decrease in amortization of purchased intangibles of $18.8 million related to the non-amortization of goodwill in 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. The decrease was partially offset by an increase in depreciation and amortization from additional capital expenditures.

        Operating Income.    Operating income increased $25.2 million, or 49.8%, to $75.8 million for 2002 from $50.6 million for 2001. Operating income increased primarily from revenue gains, an increase of EBITDA margins and a decrease in purchased intangible amortization.

        Interest Expense.    Interest expense decreased $8.9 million, or 29.6%, to $21.2 million for 2002 from $30.1 million for 2001 due in part to the repayment of $50.0 million of subordinated debt to Welsh Carson and Limited Brands in 2002. Additionally, we had lower average debt outstanding and experienced lower interest rates.

        Fair Value Loss on Derivatives.    During 2002, we incurred a $12.0 million fair value loss on an interest rate swap compared to a $15.1 million loss in 2001. Part of the fair value loss was associated with cash payments we made to counterparties of $9.4 million and $5.3 million in 2002 and 2001, respectively. In accordance with SFAS No. 133, fair value changes in derivative instruments that do not meet the accounting criteria for hedge treatment are recorded as part of earnings. The related derivative is a $200.0 million notional amount interest rate swap that swaps a LIBOR based variable interest rate for a fixed interest rate.

        Taxes.    Income tax expense increased $8.4 million to $18.1 million in 2002 from $9.7 million in 2001 due to an increase in taxable income.

        Transactions with Limited Brands.    Revenue from Limited Brands and its affiliates, which includes merchant and database marketing fees, increased $0.9 million to $44.4 million for 2002 from $43.5 million for 2001. Excluding the effect of the sale of Lane Bryant by Limited Brands in 2001, the increase would have been $4.1 million. We generate a significant amount of additional revenue from our cardholders who are customers of Limited Brands and its affiliates. As of December 31, 2003, Limited Brands is no longer a stockholder, but is still a significant customer.

Asset Quality

        Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. At December 31, 2003, 46.9% of securitized accounts with balances and 41.1% of securitized receivables were less than 24 months old. As of December 31, 2003, our allowance for doubtful accounts related to on-balance sheet private label credit card receivables was $17.2 million compared to $5.9 million as of December 31, 2002. The increase is primarily related to a greater percentage of on-balance sheet receivables as of December 31, 2003.

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

        The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2001	% of Total	December 31, 2002	% of Total	December 31, 2003	% of Total
	(dollars in thousands)
Receivables outstanding	$2,451,006	100%	$2,775,138	100%	$3,186,799	100%
Receivables balances contractually delinquent:
31 to 60 days	$59,657	2.4%	$53,893	1.9%	57,931	1.8%
61 to 90 days	34,370	1.4	33,332	1.2	35,849	1.1
91 or more days	64,175	2.6	64,295	2.3	70,447	2.2

Total	$158,202	6.4%	$151,520	5.5%	$164,227	5.2%

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

	Year ended December 31,
	2001	2002	2003
	(dollars in thousands)
Average securitized portfolio	$2,197,935	$2,408,444	$2,686,527
Net charge-offs	184,622	177,603	190,399
Net charge-offs as a percentage of average securitized portfolio	8.4%	7.4%	7.1%

        We believe, consistent with our statistical models and other credit analyses, that our securitized net charge-off ratio will continue to fluctuate.

        Age of Portfolio.    The following table sets forth, as of December 31, 2003, the number of accounts with balances and the related balances outstanding, based upon the age of the securitized accounts:

Age since origination	Number of accounts	Percentage of accounts	Balances outstanding	Percentage of balances outstanding
	(dollars in thousands)
0-11 Months	3,615	31.4%	$843,046	26.5%
12-23 Months	1,783	15.5	466,153	14.6
24-35 Months	1,265	11.0	363,252	11.4
36-47 Months	969	8.4	291,135	9.1
48-59 Months	780	6.8	239,442	7.5
60+ Months	3,104	26.9	983,771	30.9

Total	11,516	100.0%	$3,186,799	100.0%

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

	Year ended December 31,
	2001	2002	2003
	(dollars in thousands)
Cash provided by operating activities before change in merchant settlement activity	$111,169	$191,956	$98,524
Net change in merchant settlement activity	55,240	(69,387)	27,280

Cash provided by operating activities	$166,409	$122,569	$125,804

        Merchant settlement activity is driven by the number of days of float at the end of the period. For these purposes, "float" means the difference between the number of days we hold cash before remitting the cash to our merchants and the number of days the card associations hold cash before remitting the cash to us. As of December 31, 2002 we had one day of float compared to two days of float as of December 31, 2003.

        We generated cash flow from operating activities before change in merchant settlement activity of $98.5 million for the year ended December 31, 2003 compared to $192.0 million for the comparable period in 2002. The decrease in operating cash flows before change in merchant settlement activity is related to $100.0 million in net portfolio acquisition by the credit services segment that has yet to be securitized off balance sheet. Merchant settlement activity fluctuates significantly depending on the day in which the period ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

        Investing Activities.    We use a significant portion of our cash flows from operations for acquisitions and capital expenditures. We utilized cash flow for investing activities of $256.7 million for the year ended December 31, 2003 compared to $192.6 million for the comparable period in 2002. Significant components of investing activities are as follows:

  •
  Acquisitions. We acquired the following businesses in 2003 for a total of $51.7 million, net of cash acquired, compared to acquisitions totaling $35.9 million in 2002:

Business	Month Acquired	Segment	Consideration
ExoLink Corporation	January 2003	Transaction Services	Cash for Assets
Conservation Billing Services, Inc.	September 2003	Transaction Services	Cash for Common Stock
Orcom Solutions, Inc.	December 2003	Transaction Services	Cash for Common Stock
  •
  Payments to secure customer processing relationship. During March 2003, we entered into an agreement with Centrica plc and American Electric Power to provide billing and customer care services to over 800,000 accounts in the Texas marketplace. As part of this agreement we paid approximately $30.5 million for the contract and back office operations.

  •
  Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of December 31, 2003, we had over $3.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization activity utilized $118.8 million for the year ended December 31, 2003 compared to $98.4 million in 2002. We intend to utilize our securitization program for the foreseeable future.

  •
  Capital Expenditures. Our capital expenditures for the year ended December 31, 2003 were $47.0 million compared to $42.4 million for the prior year. This is consistent with our normal level of capital expenditures. We have no expectation that this will change in the foreseeable future.

        Financing Activities.    Our cash flows provided by financing activities were $165.0 million in 2003 compared to $15.7 million used in financing activities in 2002. Our financing activities are primarily related to the following events in 2003:

  •
  refinancing of our credit facilities in April 2003;

  •
  receipt of net proceeds of $61.9 million from the issuance of equity securities in April 2003;

  •
  repayment of $52.0 million of subordinated debt with a portion of those proceeds; and

  •
  exercise of stock options.

        Liquidity Sources.    In addition to cash generated by operating activities, we have four main sources of liquidity: our securitization program; certificates of deposit issued by World Financial Network National Bank; our credit facilities; and issuances of equity securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet current and anticipated financing requirements during the next 12 months.

        Securitization Program and Off-Balance Sheet Transactions.    Since January 1996, we have sold, sometimes through WFN Credit Company, LLC and WFN Funding Company II, LLC, substantially all of the credit card receivables owned by our credit card bank, World Financial Network National Bank, to the WFN Trusts as part of our securitization program. This securitization program is the primary vehicle through which we finance our private label credit card receivables. The following table shows expected maturities for borrowing commitments of the WFN Trusts under our securitization program by year:

	2004	2005	2006	2007	2008	Total
	(in thousands)
Public notes	$900,000	$—	$—	$600,000	$600,000	$2,100,000
Private conduits	1,289,595	250,000	—	—	—	1,539,595

Total	$2,189,595	$250,000	$—	$600,000	$600,000	$3,639,595

        As public notes approach maturity, the notes will enter a controlled accumulation period, which typically lasts three months. During the controlled accumulation period, we will either need to arrange an additional private conduit facility or use our own balance sheet to finance the controlled accumulation until such time as we can issue a new public series in the public markets.

        We continue to utilize conduits as a source of funding, including while our public asset backed transactions are being completed. A private conduit facility was put in place to fund the accumulation of the 1996-B notes that matured in June 2003. To replace this conduit, the WFN Trusts completed a $600.0 million offering of asset backed notes issued in multiple offerings as follows:

  •
  In June 2003, the WFN Trusts issued $100.0 million of Class A-1 Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.42% per year and that will mature in May 2008 and $40.0 million of Class C-1 Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 2.95% per year and that will mature in May 2008.

  •
  In August 2003, the WFN Trusts issued $368.0 million of Class A-2 Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.37% per year and that will mature in May 2008, $51.0 million of Class B Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 1.10% per year and that will mature in May 2008, and $41.0 million of Class C-2 Series 2003-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 2.45% per year and that will mature in June 2008.

        The notes are rated AAA through BBB, or its equivalent, by each of Moody's Investors Service, Standard & Poor's and Fitch. The WFN Trusts entered into interest rate swaps that effectively fix the interest rates on the notes starting at 5.0% and averaging 4.8% over the term of the interest rate swap.

        As of December 31, 2003, the WFN Trusts had over $3.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of 6% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 6% for the remainder of the year. Accordingly, at December 31, 2003 the WFN Trusts typically have their highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

        If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired as we would be severely limited in our financing ability. World Financial Network National Bank's ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

  •
  conditions in the securities markets in general and the asset backed securitization market in particular; and

  •
  conformity in the quality of credit card receivables to rating agency requirements and changes in those requirements; and

  •
  our ability to fund required overcollateralizations or credit enhancements, which we routinely utilize in order to achieve better credit ratings to lower our borrowing costs.

We believe that the conditions to securitize private label receivables are favorable for us. We plan to continue using our securitization program as our primary financing vehicle.

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

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 1.5% to 4.0%. As of December 31, 2003, we had $200.4 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

        Credit Facilities.    On April 10, 2003, we entered into three new credit facilities to replace our prior credit facilities. The first facility provides for a $150.0 million revolving commitment and matures in April 2006. The second facility is a 364 day facility and provides for an additional $150.0 million revolving commitment that matures in April 2004. The third facility provides for a $100.0 million revolving commitment to Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, and matures in April 2006. The covenants contained in the three credit facilities are substantially identical. We are in compliance with our covenants.

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

        At December 31, 2003, we had borrowings of $179.8 million outstanding under these credit facilities (with an average interest rate of 2.7%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $220.2 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $50.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.

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

        In April 2003, we completed a public offering of 10,350,000 shares of our common stock at $19.65 per share. Limited Commerce Corp. sold 7,000,000 of those shares and the remaining 3,350,000 shares were sold by us. The net proceeds to us from the offering were $61.9 million after deducting offering expenses and our pro-rata underwriting discounts and commissions. Concurrently with the closing of the public offering, we used $52.7 million of the net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that we issued in September 1998 to an affiliated entity of Welsh Carson.

        In November 2003, we facilitated a secondary public offering of 8,663,382 shares of common stock at $26.95 per share. 7,533,376 shares were sold by Limited Commerce Corp. and the remaining 1,130,006 shares were sold by Welsh Carson through two of its affiliated entities. We sold no stock and received none of the proceeds from the secondary offering. In connection with the secondary offering, we incurred approximately $450,000 in registration costs, which were expensed in the fourth quarter. As a result of the secondary offering, Limited Commerce Corp. is no longer a stockholder.

        Contractual Obligations.    The following table highlights, as of December 31, 2003, our contractual obligations and commitments to make future payments by type and period:

	Total	2004	2005 & 2006	2007 & 2008	2009 & thereafter
	(dollars in thousands)
Certificates of deposit	$200,400	$195,800	$4,600	$—	$—
Credit facilities	179,789	—	179,789	—	—
Operating leases	116,742	37,061	47,971	22,875	8,835
Capital leases	10,984	5,649	4,440	858	37
Software licenses	107,569	18,863	35,679	34,488	18,539
Purchase obligations(1)	128,224	41,235	56,420	30,152	417

	$743,708	$298,608	$328,899	$88,373	$27,828

(1)
Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services. The table excludes a contractual obligation of $1.4 million contingent on the achievement of certain milestones.

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

Regulatory Matters

        World Financial Network National Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, or OCC. World Financial Capital Bank is subject to regulatory capital requirements administered by both the Federal Deposit Insurance Corporation, or FDIC, and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under the FDIC's order approving World Financial Capital Bank's application for deposit insurance, World Financial Capital Bank must meet specific capital ratios and paid-in capital minimums, must maintain adequate allowances for loan losses and must operate within its three-year business plan. If World Financial Capital Bank fails to meet the terms of the FDIC's order, the FDIC may withdraw insurance coverage from World Financial Capital Bank, and the State of Utah may withdraw its approval of World Financial Capital Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, World Financial Network National Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. World Financial Network National

Bank is limited in the amounts that it can dividend to us. World Financial Capital Bank is restricted from providing dividends to us at this time.

        Quantitative measures established by regulations to ensure capital adequacy require World Financial Network National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, World Financial Network National Bank is considered well capitalized. As of December 31, 2003, World Financial Network National Bank's Tier 1 capital ratio was 18.6%, total capital ratio was 19.7% and leverage ratio was 42.0%, and World Financial Network National Bank was not subject to a capital directive order. World Financial Capital Bank, under the terms of the State of Utah's order must maintain Total Capital equal to or exceeding 10% of total assets during the first three years of operations and under the FDIC's order must maintain Tier 1 capital to total assets ratio of not less than 8%.

        As part of a recent acquisition by World Financial Network National Bank, which acquisition required approval by the OCC, the OCC required World Financial Network National Bank to enter into an operating agreement with the OCC and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. World Financial Network National Bank does not expect that the operating agreement will require any changes in World Financial Network National Bank's current operations. The capital adequacy and liquidity maintenance agreement memorializes our current obligations to World Financial Network National Bank.

Recent Accounting Pronouncements

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

        In January 2003 and December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" FIN No. 46 and its revision, FIN No. 46R, respectively. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

        FIN No. 46R requires the adoption of either FIN No. 46 or FIN No. 46R by the first period ending after December 15, 2003 for Special Purpose Entities, however, FIN No. 46R must be adopted no later than the first period ending after March 15, 2004. Non-SPEs are required to be accounted for under the provisions of FIN No. 46R no later than the first period ending after March 15, 2004. We do not currently believe that any material entities will be consolidated as a result of applying the provisions of FIN No. 46R.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

        Off-Balance Sheet Risk.    We are subject to off-balance sheet risk in the normal course of business, including commitments to extend credit and through our securitization program. We sell substantially all of our credit card receivables to World Financial Network Credit Card Master Note Trust, a qualifying special purpose entity. The trust enters into interest rate swaps to reduce the interest rate sensitivity of the securitization transactions. The securitization program involves elements of credit, market, interest rate, legal and operational risks in excess of the amount recognized on the balance sheet through our retained interests in the securitization and the interest only strips.

        Interest Rate Risk.    Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $124.6 million for 2003, which includes both on- and off-balance sheet transactions. Of this total, $17.3 million of the interest expense for 2003 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2003, approximately 2.7% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 2.0%. An additional 67.5% of our outstanding debt at December 31, 2003 was locked at an effective interest rate of 4.5% through interest rate swap agreements and treasury locks with notional amounts totaling $2.3 billion.

        The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2003, a 1.0% increase in interest rates would have resulted in an annual decrease to pretax income of approximately $5.9 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

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

        Redemption Reward Risk.    Through our AIR MILES Reward Program, we are exposed to potentially increasing reward costs associated primarily with travel rewards. To minimize the risk of rising travel reward costs, we:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        As of December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

        Incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 11. Executive Compensation

        Incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 14. Principal Accountant Fees and Services

        Incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements

  (2)
  Financial Statement Schedule

  (3)
  The following exhibits are filed as part of this Annual Report or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.	Description
2	Purchase and Sale Agreement, dated September 5, 2002, among ADS Alliance Data Systems, Inc., Loyalty Management Group Canada, Inc. and Westcoast Energy Inc. carrying on business as Duke Energy Gas Transmission (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2002, File No. 001-15749).
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
4
Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1
Private Label Credit Card Program Agreement between World Financial Network National Bank, Bath & Body Works, Inc. and Tri-State Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).
10.2
Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria's Secret Direct, LLC, and Far West Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).
10.3
Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria's Secret Stores, Inc., and Lone Mountain Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).

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
10.7
Amendment, dated February 17, 2003, to Private Label Credit Card Program Agreement between World Financial Network National Bank, Express, LLC, and Retail Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.7 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
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
10.10
Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.11
Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997 and amended June 19, 1997 and January 15, 1998 (incorporated by reference to Exhibit No. 10.15 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.12
Amendments of April 14, 2000, January 17, 2001, and June 12, 2002 to lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.12 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
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

10.15
Fourth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 30, 2001 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
10.16
Indenture of Lease by and between OTR and ADS Alliance Data Systems, Inc., dated as of February 1, 2002, as amended (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
10.17
Lease Agreement by and between Petula Associates, Ltd. and Compass International Services, dated August 28, 1998, as amended (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.18
Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
10.19
ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2003 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
*10.20	Amendment No. 1, effective January 1, 2003, to ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan.
*10.21	Amendment No. 2, effective January 1, 2004, to ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan.
10.22
Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
10.23
Form of Alliance Data Systems Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.24
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
10.26
Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).
10.27
Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
10.28	Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 20, 2001, File No. 333-65556).

10.29
Amendment, dated February 4, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
10.30
Amendment No. 2, dated April 7, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
10.31
Amendment No. 3, dated May 8, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
*10.32	Amendment No. 4, dated June 9, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan.
*10.33	Amendment No. 5, dated September 29, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan.
*10.34	Amendment No. 6, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan.
*10.35	Amendment No. 7, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan.
*10.36	Amendment No. 8, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan.
10.37
Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.38
Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.39
Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333 -94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).
10.40
Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.41
Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and August 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company, World Financial Network Credit Card Master Trust (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.42
Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.43
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.44
Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company, as supplemented by the Series 2001-A Indenture Supplement, the Series 2002-A Indenture Supplement, the Series 2002-VFN Supplement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418) and the Series 2003—A Indenture Supplement (incorporated by reference to Exhibit Nos. 4.1 and 4.2 to the Current Report on Form 8-K of World Financial Network Credit Card Master Trust filed with the SEC on August 28, 2003, File No. 333-60418-01).
10.45
Consumer Marketing Database Services Agreement among ADS Alliance Data Systems, Inc., Intimate Brands, Inc. and The Limited, Inc., dated as of September 1, 2000 (incorporated by reference to Exhibit No. 10.54 to the Registration Statement on Form S-1 filed with the SEC on February 16, 2001, File No. 333-94623).
10.46
Form of 2001 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by Michael D. Kubic as a participant in the performance-based restricted stock plan (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).
10.47
Form of 2002 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by J. Michael Parks, Michael A. Beltz, Edward J. Heffernan, Michael D. Kubic and Dwayne H. Tucker as participants in the performance-based restricted stock plan (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).
10.48
Form of Term Promissory Note issued to Loyalty Management Group Canada, Inc. by John W. Scullion as a participant in the performance-based restricted stock plan (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).
10.49
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
10.50
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

10.51
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
10.52
Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Michael A. Beltz, Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
10.53
Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
10.54
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
10.55
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
10.56
Alliance Data Systems Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.23 to our Annual Report on Form 10-K, filed with the SEC on March 12, 2002, File No. 001-15749).
*21	Subsidiaries of the Registrant.
*23.1	Consent of Deloitte & Touche LLP.
*24	Power of Attorney (included on the signature page hereto).
*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32.1
Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2
Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*
Filed herewith.

(b)
Reports on Form 8-K for the quarter ended December 31, 2003

          We filed or furnished the following Current Reports on Form 8-K:

              (1)   On January 28, 2004, we furnished to the SEC a Current Report on Form 8-K, dated January 28, 2004. The Current Report on Form 8-K relates to our earnings for the year ended December 31, 2003.

              (2)   On November 24, 2003, we filed with the SEC a Current Report on Form 8-K, dated November 24, 2003. The Current Report on Form 8-K relates to a blackout period, from December 17, 2003 through the week of January 12, 2004, necessitated by a change in administrators of our 401(k) and Retirement Savings Plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Alliance Data Systems Corporation

        We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, as amended. Additionally, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards, No. 142.

        As discussed in Note 21 to the consolidated financial statements, the accompanying 2001 and 2002 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Dallas, Texas
March 4, 2004

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
	(as restated, see Note 21)	(as restated, see Note 21)
Revenues
Transaction and marketing services	$484,849	$512,288	$548,045
Redemption	108,103	136,314	180,782
Financing charges, net	164,276	199,530	294,816
Other income	16,491	18,456	25,501

Total revenue	773,719	866,588	1,049,144
Operating expenses
Cost of operations	603,493	668,231	787,167
General and administrative	45,431	56,097	54,027
Depreciation and other amortization	30,698	41,768	53,948
Amortization of purchased intangibles	43,506	24,707	20,613

Total operating expenses	723,128	790,803	915,755

Operating income	50,591	75,785	133,389

Other expenses	6,025	834	4,275
Fair value loss on interest rate derivative	15,131	12,017	2,851
Interest expense	30,097	21,215	17,281

Income (loss) before income taxes	(662)	41,719	108,982
Provision for income taxes	9,700	18,060	41,684

Net income (loss)	$(10,362)	$23,659	67,298

Net income (loss) per share:
Basic	$(0.21)	$0.32	$0.86

Diluted	$(0.21)	$0.31	$0.84

Weighted average shares:
Basic	64,555	74,422	78,003

Diluted	64,555	76,696	80,313

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2002	2003
	(as restated, see Note 21)
ASSETS
Cash and cash equivalents	$30,439	$67,745
Due from card associations	27,294	7,855
Trade receivables, less allowance for doubtful accounts ($2,255 and $1,316 at December 31, 2002 and 2003, respectively)	89,097	125,396
Seller's interest and credit card receivables, less allowance for doubtful accounts ($5,912 and $17,151 at December 31, 2002 and 2003, respectively)	147,899	271,396
Deferred tax asset, net	37,367	45,881
Other current assets	56,844	64,579

Total current assets	388,940	582,852
Redemption settlement assets, restricted	166,293	215,271
Property and equipment, net	119,638	133,746
Deferred tax asset, net	15,344	—
Other non-current assets	17,131	27,647
Due from securitizations	235,890	280,778
Intangible assets, net	75,399	143,733
Goodwill	429,720	484,415

Total assets	$1,448,355	$1,868,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$72,586	$71,727
Accrued expenses	83,748	101,620
Merchant settlement obligations	49,063	56,904
Other liabilities	33,220	59,359
Certificates of deposit	90,000	195,800
Credit facilities and other debt, current	94,993	4,990

Total current liabilities	423,610	490,400
Other liabilities	20,465	13,731
Deferred tax liability, net	—	6,744
Deferred revenue—service	103,039	132,741
Deferred revenue—redemption	250,765	333,134
Certificates of deposit	6,200	4,600
Long-term and subordinated debt	101,718	184,761

Total liabilities	905,797	1,166,111
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued 74,938 shares (December 31, 2002) and 80,043 shares (December 31, 2003)	749	800
Additional paid-in capital	522,209	611,550
Treasury stock, at cost, 418 shares (December 31, 2002 and 2003)	(6,151)	(6,151)
Retained earnings	29,667	96,965
Accumulated other comprehensive loss	(3,916)	(833)

Total stockholders' equity	542,558	702,331

Total liabilities and stockholders' equity	$1,448,355	$1,868,442

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Accumulated other comprehensive income (loss)
			Additional paid-in capital	Treasury Stock	Retained earnings		Total comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
December 31, 2000 (as restated, see Note 21)	47,545	$475	$226,323	$—	$16,370	$(1,788)		$241,380
Net loss (as restated, see Note 21)					(10,362)		$(10,362)	(10,362)
Other comprehensive income (loss), net of tax:
Cumulative effect of change in accounting for derivatives						323	323	323
Change in fair value of derivatives						342	342	342
Reclassifications into earnings						(3,151)	(3,151)	(3,151)
Net unrealized gain on securities available-for- sale						833	833	833
Foreign currency translation adjustments (as restated, see Note 21)						(1,256)	(1,256)	(1,256)

Other comprehensive loss (as restated, see Note 21)						(2,909)

Total comprehensive loss (as restated, see Note 21)							$(13,271)

Conversion of series A preferred stock	11,199	112	119,288					119,400
Purchase of treasury stock				(6,151)				(6,151)
Common stock issued in conjunction with initial public offering	14,950	150	160,622					160,772
Common stock issued	293	3	3,508					3,511

December 31, 2001 (as restated, see Note 21)	73,987	740	509,741	(6,151)	6,008	(4,697)		505,641
Net income (as restated, see Note 21)					23,659		$23,659	23,659
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives						(317)	(317)	(317)
Reclassifications into earnings						93	93	93
Net unrealized gain on securities available-for- sale						1,635	1,635	1,635
Foreign currency translation adjustments (as restated, see Note 21)						(630)	(630)	(630)

Other comprehensive income (as restated, see Note 21)						781

Total comprehensive income (as restated, see Note 21)							$24,440

Other common stock issued	951	9	12,468					12,477

December 31, 2002 (as restated, see Note 21)	74,938	749	522,209	(6,151)	29,667	(3,916)		542,558
Net income					67,298		$67,298	67,298
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives						(1,755)	(1,755)	(1,755)
Reclassifications into earnings						2,730	2,730	2,730
Net unrealized gain on securities available-for- sale						476	476	476
Foreign currency translation adjustments						1,632	1,632	1,632

Other comprehensive income						3,083

Total comprehensive income							$70,381

Common stock issued in conjunction with public offering	3,350	33	61,877					61,910
Other common stock issued	1,755	18	27,464					27,482

December 31, 2003	80,043	$800	$611,550	$(6,151)	$96,965	$(833)		$702,331

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2002	2003
	(as restated, see Note 21)	(as restated, see Note 21)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,362)	$23,659	$67,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,204	66,475	74,561
Deferred income taxes	13,499	11,582	9,701
Accretion of deferred income	(4,729)	(1,559)	(547)
Fair value loss on interest rate derivative	15,131	12,017	2,851
Provision (credit) for doubtful accounts	(4,492)	11,015	20,886
Non-cash compensation	1,786	2,948	5,889
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	11,062	3,016	(22,880)
Change in merchant settlement activity	55,240	(69,387)	27,280
Change in other assets	(6,457)	(8,149)	4,116
Change in accounts payable and accrued expenses	(7,295)	(9,967)	(3,266)
Change in deferred revenue	39,363	31,963	32,836
Change in other liabilities	(9,115)	(232)	(186)
Purchase of credit card receivables	(106,308)	(104,858)	(302,332)
Proceeds from sale of credit card receivable portfolios	104,882	154,046	202,322
Other operating activities	—	—	7,275

Net cash provided by operating activities	166,409	122,569	125,804

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in redemption settlement assets	1,677	(15,963)	(12,001)
Change in due from securitizations	(82,162)	(17,631)	(44,356)
Purchase business acquisitions, net of cash acquired	(88,977)	(35,891)	(51,656)
Payments to secure customer contracts	—	—	(30,541)
Change in seller's interest	15,117	(80,739)	(74,402)
Capital expenditures	(36,637)	(42,379)	(46,955)
Other investing activities	—	—	3,254

Net cash used in investing activities	(190,982)	(192,603)	(256,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	376,300	543,960	853,324
Repayment of borrowings	(501,935)	(567,600)	(766,599)
Payment of capital lease obligation	—	(1,559)	(3,160)
Proceeds from public stock offerings	160,800	—	61,910
Proceeds from issuance of common stock	1,697	9,529	19,528
Purchase of treasury stock	(6,151)	—	—

Net cash provided by (used in) financing activities	30,711	(15,670)	165,003

Effect of exchange rate changes on cash and cash equivalents	(5,544)	(1,392)	3,156

Change in cash and cash equivalents	594	(87,096)	37,306
Cash and cash equivalents at beginning of year	116,941	117,535	30,439

Cash and cash equivalents at end of year	$117,535	$30,439	$67,745

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$31,732	$23,746	$19,868

Income taxes paid, net of refunds	$3,589	$15,337	$19,319

NONCASH FINANCING INFORMATION:
Preferred stock conversion	$119,400	—	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Credit Card Receivables—Credit card receivables are generally securitized immediately or shortly after origination. As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller's interest. Seller's interest is carried at fair value and credit card receivables are carried at lower of cost or market less an allowance for doubtful accounts. In its capacity as a servicer of the credit card receivables, the Company receives a servicing fee from the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust II and World Financial Network Credit Card Master Trust III ("WFN Trusts"). Management estimates the cost incurred in servicing the credit card receivables approximates the service fees received, and therefore has not recorded a servicing asset or liability as of December 31, 2002 and 2003.

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

        Property and Equipment—Furniture, fixtures, computer equipment and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis, using estimated lives ranging from three to 15 years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Software development (costs to create new platforms for certain of the Company's information systems) and conversion costs (systems, programming and other related costs to allow conversion of new client accounts to the Company's processing systems) are capitalized in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are amortized on a straight-line basis over the length of the associated contract or benefit period, which generally ranges from three to five years.

  Revenue Recognition

        Transaction and Marketing Services—The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed. In general, the Company does not enter into license sales for its products or services. In cases where we enter into license sales, revenue is recognized in accordance with SOP 97-2 "Software Revenue Recognition" and related literature.

        AIR MILES Reward Program—The Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles based on relative fair values between the redemption element of the award ultimately provided to the collector (the "Redemption element") and the service element (the "Service element"). The Service element consists of direct marketing and support services provided to sponsors.

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

        The fair value of the Redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the Redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base ("breakage"). The Company currently estimates breakage to be one-third of AIR MILES reward miles issued.

        Financing charges, net—Financing charges, net, represents gains and losses on securitization of credit card receivables and interest income on seller's interest less a provision (credit) for doubtful accounts of $(9.0) million, $6.6 million and $20.0 million for the years ended December 31, 2001, 2002, and 2003, respectively.

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

        In recording and accounting for the I/O strip, management makes assumptions about rates of payments and defaults, which reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults would generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the I/O strip could be impaired and the decline in the fair value would be recorded in earnings.

        Goodwill and Other Intangible Assets—Prior to January 1, 2002, goodwill and other intangible assets resulting from acquisitions were amortized using the straight-line method over periods up to 25 years. In 2002, under Statement of Financial Accounting Standard ("SFAS") No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment may have occurred, using the market comparable and discounted cash flow methods. Separable intangible assets that have finite useful lives continue to be amortized over those useful lives.

        Earnings Per Share—Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common and potentially dilutive common shares (dilutive stock options and other dilutive securities outstanding during the year). Potentially dilutive common shares were 6.0 million for 2001 and none in 2002 and 2003. However, as the Company generated net losses, potentially dilutive common shares, composed of incremental common shares issuable upon exercise of stock options and warrants and upon conversion of Series A preferred stock, are not included in diluted net loss per share because such shares are anti-dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except per share amounts)
Numerator
Net income (loss)	$(10,362)	$23,659	$67,298
Preferred stock dividends	(3,240)	—	—

Net income (loss) available to common stockholders	$(13,602)	$23,659	$67,298

Denominator
Weighted average shares	64,555	74,422	78,003
Weighted average effect of dilutive securities:
Net effect of dilutive stock options	—	2,274	2,310

Denominator for diluted calculation	64,555	76,696	80,313

Basic
Net income (loss) per share	$(0.21)	$0.32	$0.86

Diluted
Net income (loss) per share	$(0.21)	$0.31	$0.84

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

        Stock Compensation Expense—At December 31, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$(10,362)	$23,659	$67,298
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,000	1,916	3,725
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(10,760)	(14,642)	(15,057)

	$(20,122)	$10,933	55,966

Net income (loss) per share:
Basic-as reported	$(0.21)	$0.32	$0.86
Basic-pro forma	$(0.31)	$0.15	$0.72
Diluted-as reported	$(0.21)	$0.31	$0.84
Diluted-pro forma	$(0.31)	$0.14	$0.70

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

        Recently Issued Accounting Standards—In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has adopted this statement and it did not have a material impact on its financial statements.

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

        In January 2003 and December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" FIN No. 46 and its revision, FIN No. 46R, respectively. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

        FIN No. 46R requires the adoption of either FIN No. 46 or FIN No. 46R by the first period ending after December 15, 2003 for Special Purpose Entities ("SPEs"), however, FIN No. 46R must be adopted no later than the first period ending after March 15, 2004. Non-SPEs are required to be accounted for under the provisions of FIN No. 46R no later than the first period ending after March 15, 2004. The Company does not currently believe that any material entities will be consolidated as a result of applying the provisions of FIN No. 46R.

        Reclassifications—For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation.

3. ACQUISITIONS AND DISPOSITIONS

        During the past three years the Company completed the following acquisitions:

Business	Month Acquired	Consideration
2003:
ExoLink Corporation.	January 2003	Cash for Assets
Conservation Billing Services, Inc.	September 2003	Cash for Common Stock
Orcom Solutions, Inc.	December 2003	Cash for Common Stock
2002:
Loyalty One, Inc.	January 2002	Cash for Common Stock
Enlogix Group	September 2002	Cash for Equity
Targeted Marketing Services	December 2002	Cash for Assets
2001:
Utilipro, Inc.	February 2001	Cash for Assets
ConneXt, Inc.	August 2001	Cash for Assets
MailBox Capital Corp.	September 2001	Cash for Assets

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

        The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels, or if certain other conditions are met. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash.

        The following table summarizes the purchase price for the acquisitions, and the allocation thereof:

	2001	2002	2003
	(in thousands)
Identifiable intangible assets	$15,424	$17,752	$28,896
Goodwill	63,219	26,196	22,765
Other net assets (liabilities) acquired	10,334	(8,057)	(5)

Purchase price	$88,977	$35,891	$51,656

        The Company does not anticipate any significant adjustments to the purchase price allocations.

        During the third quarter of 2003, the Company sold its software development operations in New Zealand to an employee. The operations had previously generated approximately $1.0 million in annual revenue. The Company is entitled to receive consideration from the buyer contingent on future operating results measured against predetermined thresholds. Goodwill of $1.9 million related to the New Zealand operations has been retained by the Company in its transaction processing segment due to integration of the operations across the segment, as provided for under SFAS No. 142. The loss on disposition was not significant. The New Zealand operations are not presented as a discontinued operation due to their insignificance.

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

	December 31, 2002				December 31, 2003
		Unrealized				Unrealized
	Cost	Gains	Losses	Fair value	Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents	$17,680	$—	$—	$17,680	$21,593	$—	$—	$21,593
Government bonds	9,801	83	—	9,884	40,383	475	—	40,858
Corporate bonds	138,364	365	—	138,729	152,950	—	(130)	152,820

Total	$165,845	$448	$—	$166,293	$214,926	$475	$(130)	$215,271

5. PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

	December 31,
	2002	2003
	(in thousands)
Software development and conversion costs	$107,824	$123,114
Computer equipment and purchased software	49,023	71,395
Furniture and fixtures	53,658	60,610
Leasehold improvements	43,822	48,592
Capital leases	—	8,034
Construction in progress	4,113	5,342

Total	258,440	317,087
Accumulated depreciation	(138,802)	(183,341)

Property and equipment, net	$119,638	$133,746

6. SECURITIZATION OF CREDIT CARD RECEIVABLES

        The Company regularly securitizes its credit card receivables to the WFN Trusts. During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors' share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum. The Company's outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2004 and 2008.

        The following table shows the maturities of borrowing commitments as of December 31, 2003 for the WFN Trusts by year:

	2004	2005	2006	2007	2008	Total
	(in thousands)
Public notes	$900,000	$—	$—	$600,000	$600,000	$2,100,000
Private conduits	1,289,595	250,000	—	—	—	1,539,595

Total	$2,189,595	$250,000	$—	$600,000	$600,000	$3,639,595

        "Due from securitizations" consists of:

	December 31,
	2002	2003
	(in thousands)
Spread deposits	$104,068	$163,225
I/O strips	49,503	58,431
Residual interest in securitization trust	39,919	55,002
Excess funding deposits	42,400	4,120

	$235,890	$280,778

        The Company is required to maintain minimum interests ranging from 4% to 6% of the securitized credit card receivables. This requirement is met through seller's interest and is supplemented through the excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations. Residual interest in securitization represents a subordinated interest in the cash flows of the WFN Trusts.

        The spread deposits and I/O strips are initially recorded at their allocated carrying amount based on relative fair value. Fair value is determined by computing the present value of the estimated cash flows, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including payment rates, delinquency, default and loss assumptions. I/O strips, seller's interest and other interests retained are periodically evaluated for impairment based on the fair value of those assets.

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

        At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the assumptions are as follows:

	Assumption	Impact on fair value of 10% change	Impact on fair value of 20% change
	(in thousands)
Fair value of I/O strip	$58,431
Weighted average life	8 months
Discount rate	9.0%	$129	$256
Expected yield, net of dilution	14.4%	21,274	40,604
Interest expense	1.8%	228	456
Net charge-offs rate	8.7%	8,064	16,166

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

        Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted rate paid on the series. The amount required to be deposited is approximately 5.5% of the investor's interest in the WFN Trusts. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2003.

        The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,
	2001	2002	2003
	(in millions)
Proceeds from collections reinvested in previous credit card securitizations	$3,768.2	$4,979.1	$5,801.0
Proceeds from new securitizations	900.0	600.1	600.0
Servicing fees received	41.9	46.9	50.5
Other cash flows received on retained interests	134.4	192.0	286.4

        The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	December 31,
	2002	2003
	(in millions)
Total principal of credit card receivables managed	$2,797.3	$3,302.7
Less credit card receivables securitized	2,775.1	3,186.8
Credit card receivables held	22.2	115.9
Principal amount of credit card receivables 90 days or more past due	64.8	72.5
	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net charge-offs including billed, unpaid finance charges and fees	$254,698	$270,243	$299,295

7. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following:

	December 31, 2003
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$42,142	$(6,774)	$35,368	3-10 years—straight line
Customer contracts and lists	131,487	(46,308)	85,179	3-20 years—straight line
Noncompete agreements	4,300	(3,399)	901	1-5 years—straight line
Collector database	53,991	(31,706)	22,285	15%—declining balance

Total intangible assets	$231,920	$88,187	$143,733

	December 31, 2002
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$16,566	$(7,740)	$8,826	3 years—straight line
Customer contracts and lists	77,876	(35,112)	42,764	3-20 years—straight line
Noncompete agreements	4,300	(2,295)	2,005	1-5 years—straight line
Sponsor contracts	36,132	(35,900)	232	5 years—declining balance
Collector database	44,373	(22,801)	21,572	15%—declining balance

Total intangible assets	$179,247	$103,848	$75,399

        During the third quarter of 2003, the Company completed the acquisition and conversion of approximately $223.6 million of receivables associated with Stage Stores, Inc.'s portfolio of approximately 800,000 active private label credit card accounts, and has assumed overall operation of Stage Stores' private label credit card program. The Company paid approximately $236.1 million for this portfolio. The preliminary purchase price allocation resulted in identifiable intangible assets of $27.0 million that are being amortized over approximately 10 years.

        The Company capitalizes initial payments for contracts associated with customer processing relationships. In March 2003, the Company acquired the contract for utility processing with Centrica and American Electric Power.

        The estimated amortization expense related to intangible assets for the next five years is as follows:

For Years Ending December 31,
(in thousands)
2004	$25,747
2005	25,182
2006	24,316
2007	19,591
2008	17,974

Goodwill

        The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

	Transaction Services	Credit Services	Marketing Services	Total
	(in thousands)
Beginning balance	$281,942	$—	$147,778	$429,720
Goodwill acquired during year	22,765	—	—	22,765
Effects of foreign currency translation	—	—	32,031	32,031
Other, primarily final purchase price adjustments	(101)	—	—	(101)

Ending balance	$304,606	$—	$179,809	$484,415

        On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with the standard, the Company performed a fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value as of January 1, 2002. SFAS No. 142 also provides that an entity may select a subsequent date, after adoption of the standard, to serve as the annual review date. The Company has selected July 31 as its annual assessment date. Accordingly, the Company completed the most recent annual impairment test for goodwill on July 31, 2003 and determined that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2004, unless circumstances exist that indicate that an impairment may have occurred.

        Pro forma net income (loss) and net income per share for the year ended December 31, 2001, adjusted to eliminate historical amortization of goodwill, net of tax, and comparable amounts for the years ended December 31, 2002 and 2003 are as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except per share amounts)
Reported income (loss)	$(10,362)	$23,659	$67,298
Goodwill amortization, net of tax	14,571	—	—

Adjusted net income	$4,209	$23,659	$67,298

Basic net income (loss) per share:
Reported income (loss)	$(0.21)	$0.32	$0.86
Goodwill amortization, net of tax	0.23	—	—

Adjusted net income	$0.02	$0.32	$0.86

Diluted net income (loss) per share:
Reported income (loss)	$(0.21)	$0.31	$0.84
Goodwill amortization, net of tax	0.21	—	—

Adjusted net income	$—	$0.31	$0.84

8. DEFERRED REVENUE

        A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Year Ended December 31,
	2002	2003
	(in thousands)
Deferred Revenue—Service
Beginning balance	$97,574	$103,039
Cash proceeds	61,129	69,800
Revenue recognized	(51,730)	(62,958)
Effects of foreign currency translation	(3,934)	22,860

Ending balance	$103,039	$132,741

Deferred Revenue—Redemption
Beginning balance	$225,953	$250,765
Cash proceeds	107,390	137,310
Revenue recognized	(86,039)	(112,769)
Effects of foreign currency translation	3,461	57,828

Ending balance	$250,765	$333,134

9. DEBT

        Debt consists of the following:

	December 31,
	2002	2003
	(in thousands)
Certificates of deposit	$96,200	$200,400
Subordinated notes	52,000	—
Credit facility	139,500	179,789
Other	5,211	9,962

	292,911	390,151
Less: current portion	(184,993)	(200,790)

Long term portion	$107,918	$189,361

        Certificates of Deposit—Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 2.0% to 6.1% at December 31, 2002 and from 1.5% to 4.0% at December 31, 2003. Interest is paid monthly and at maturity.

        Subordinated Notes—In April 2003, the Company repaid a subordinated note with its largest stockholder in the principal amount of $52.0 million. Such note bore annual interest at 10% payable semi-annually.

        Credit Facility—On April 10, 2003, the Company entered into three new credit facilities to replace its prior credit facilities. The first facility provides for a $150.0 million revolving commitment and matures in April 2006. As of December 31, 2003, $35.0 million was available under this facility. The second facility is a 364-day facility and provides for an additional $150.0 million revolving commitment that matures in April 2004. As of December 31, 2003, no amounts had been drawn against this facility. The third facility provides for a $100.0 million revolving commitment to Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, and matures in April 2006. As of December 31, 2003, $35.2 million was available under this facility. The covenants contained in the three credit facilities are substantially identical to each other and to the covenants contained in the prior credit facilities. The Company is in compliance with its covenants.

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

        Other—The Company has other minor borrowings, primarily capital leases, with varying interest rates.

        Maturities—Debt at December 31, 2003 matures as follows (in thousands):

2004	$200,790
2005	7,612
2006	180,902
2007	541
2008	272
Thereafter	34

$390,151

10. INCOME TAXES

        The Company files a consolidated federal income tax return. Components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Current
Federal	$(15,695)	$(13,059)	$1,630
State/provincial	4,683	7,342	10,770
Foreign	7,213	12,195	19,583

Total current	(3,799)	6,478	31,983
Deferred
Federal	14,615	16,364	26,335
State/provincial	(345)	(1,161)	(4,534)
Foreign	(771)	(3,621)	(12,100)

Total deferred	13,499	11,582	9,701

Total income tax expense	$9,700	$18,060	$41,684

        A reconciliation of recorded federal income tax expense (benefit) to the expected amount computed by applying the federal statutory rate of 35% for all periods to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Expected expense (benefit) at statutory rate	$(232)	$14,602	$38,144
Increase (decrease) in income taxes resulting from:
State and foreign income taxes	1,740	3,361	4,404
Non-deductible (taxable) foreign losses (gains)	(413)	(1,746)	1,255
Non-deductible acquired goodwill and other intangibles	5,013	237	1,035
Canadian rate reduction (increase) impact	5,706	4,094	(2,679)
Other, net	(2,114)	(2,488)	(475)

Total	$9,700	$18,060	$41,684

        Deferred tax assets and liabilities consist of the following:

	December 31,
	2002	2003
	(in thousands)
Deferred tax assets
Deferred revenue	$50,603	$70,775
Allowance for doubtful accounts	2,385	6,218
Net operating loss carryforwards	41,797	37,625
Depreciation	6,560	3,168
Derivatives	4,769	1,580
Accrued expenses	5,944	6,485
Other	6,699	2,864

Total deferred tax assets	118,757	128,715

Deferred tax liabilities
Deferred income	34,355	38,273
Servicing rights	17,697	20,822
Intangible assets	—	12,248
Other	64	—

Total deferred tax liabilities	52,116	71,343

Net deferred tax asset before valuation allowance	66,641	57,372
Valuation allowance	(13,930)	(18,235)

Net deferred tax asset	$52,711	$39,137

        At December 31, 2003, the Company had approximately $51.7 million of federal net operating loss carryforwards ("NOL's"), which expire at various times through 2023. In addition, the Company has approximately $395.8 million of state NOL's, which expire at various times through 2023. The utilization of $7.9 million of the $51.7 million federal NOL's is subject to limitations under Section 382 of the Internal Revenue Code on account of changes in the equity ownership. NOL's are subject to a valuation allowance established for the tax benefit associated with their respective unrealizable federal and state NOL's. The valuation allowance relates primarily to state NOL's and reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

        The Canadian corporate income tax rates for years beginning in 2001 were decreased. The Company recorded $5.7 million and $4.1 million of income tax expense in 2001 and 2002, respectively, to reduce the net deferred tax assets in Canada related to the lower income tax rates. In 2003 the Canadian corporate income tax rate was increased for the 2004 tax year. Therefore, in 2003 the Company recorded $2.7 million of income tax benefit to increase the deferred tax assets in Canada related to the higher income tax rates.

11. STOCKHOLDERS' EQUITY

        In April 2003, the Company completed a public offering of 10,350,000 shares of common stock at $19.65 per share. Limited Commerce Corp. sold 7,000,000 of these shares and the remaining 3,350,000 shares were sold by the Company. The net proceeds to the Company from the offering were $61.9 million after deducting offering expenses and its pro-rata underwriting discounts and commissions. Concurrently with the closing of the public offering, the Company used $52.7 million of the net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that the Company had issued in September 1998 to an affiliated entity of Welsh Carson.

        In November 2003, the Company facilitated a secondary public offering of 8,663,382 shares of the Company's common stock at $26.95 per share. 7,533,376 shares were sold by the Company's second largest stockholder, Limited Commerce Corp., a wholly-owned subsidiary of Limited Brands, which together with its retail affiliates is our largest customer, and the remaining 1,130,006 shares were sold by the Company's largest stockholder, Welsh Carson, through two of its affiliated entities. The Company sold no stock and received none of the proceeds from the secondary offering. In connection with the secondary offering, the Company incurred approximately $450,000 in registration costs, which were expensed in the fourth quarter. As a result of the secondary offering, Limited Commerce Corp. is no longer a stockholder of the Company.

12. STOCK COMPENSATION PLANS

        Certain of the Company's employees have been granted stock options under the Company's equity compensation plans. The purpose of such plans is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The stock options generally vest over three years and expire 10 years after the date of grant. Terms of all awards are determined by the Board of Directors or the compensation committee of the Board of Directors or its designee at the time of award.

        The fair value of each option grant utilized for required disclosures is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2001	2002	2003
Expected dividend yield	—	—	—
Risk-free interest rate	5.0%	3.5%	3.2%
Expected life of options (years)	4.0	4.0	4.0
Assumed volatility	56.2%	48.0%	33.9%
Weighted average fair value	$5.86	$7.28	$7.54

        The following table summarizes stock option activity under the Company's equity compensation plans:

	Outstanding		Exercisable
	Options	Weighted average exercise price	Options	Weighted average exercise price
	(in thousands, except per share amounts)
Balance at January 1, 2001	4,883	$12.45
Granted	2,844	12.13
Exercised	(238)	10.80
Cancelled	(970)	13.07

Balance at December 31, 2001	6,519	$12.34	2,353	$11.34

Granted	1,485	17.59
Exercised	(664)	11.73
Cancelled	(319)	13.25

Balance at December 31, 2002	7,021	$13.48	3,418	$12.04

Granted	1,733	24.05
Exercised	(1,393)	12.54
Cancelled	(289)	14.65

Balance at December 31, 2003	7,072	$16.20	4,109	$16.20

        The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2003:

	Outstanding			Exercisable
Range of exercise prices	Options	Remaining contractual life (Years)	Weighted average exercise price	Options	Weighted average exercise price
	(In thousands, except per share amounts)
$9.00 to $12.00	2,652	6.2	$10.99	2,267	$10.82
$12.01 to $15.00	2,137	7.4	$14.93	1,631	$14.97
$15.01 to $22.00	320	8.6	$18.21	110	$18.05
$22.01 to $29.00	1,963	9.2	$24.28	101	$24.56

	7,072			4,109

        The stock based employee compensation plans also provided for the granting of performance-based restricted stock awards to certain officers of the Company. As of December 31, 2003, performance-based restricted stock awards representing an aggregate of 328,432 shares had been granted and were outstanding with 327,480 shares no longer subject to restrictions. The restrictions on the shares subject to these grants will not lapse unless specified performance measures tied to either cash earnings per share or return on stockholders' equity are met. If these performance targets are met, some of these restrictions on the shares will lapse at the end of a three year period. However, the Company's Board of Directors may accelerate the lapsing of such restrictions if certain annual cash earnings per share performance targets are met. During 2001, 2002 and 2003, the Company recognized stock compensation expense of $1.8 million, $2.9 million and $5.9 million, respectively.

13. EMPLOYEE BENEFIT PLANS

        The Company maintains a 401(k) profit sharing plan, which covers all eligible U.S. employees. Participants can, in accordance with Internal Revenue Service ("IRS") guidelines, set aside both pre and post tax savings in this account. In addition to their own savings, the Company contributes to plan participants' accounts in three different ways. First, each pay period the Company matches dollar for dollar on the first three percent set aside by the participant. Second, in addition to the Company match, participants are eligible once a year at the discretion of the Board of Directors for a match based on the second three percent set aside by the plan participant. Third, the Company contributes to each plan participant's account in the form of a retirement contribution that is formula based, factoring in age and years of service with the Company. The maximum annual retirement contribution an employee could potentially receive is 12% of their eligible pay. The participants in the plan can direct their contributions and the Company's matching contribution to nine investment options, including the Company's common stock. Participant contributions vest immediately and the Company's contributions vest based on a five year vesting service schedule. Company contributions for associates age 65 or older vest immediately. Contributions for the years ended December 31, 2001, 2002 and 2003 were $6.9 million, $8.3 million and $9.3 million, respectively. The Company also provides a Deferred Profit Sharing Plan for its Canadian employees after one year of service. Company contributions range from one to four percent of earnings, based on years of service.

        The Alliance 401(k) and Retirement Savings Plan was amended effective January 1, 2004 to better benefit the majority of Company associates. The new plan is an IRS approved safe harbor plan design that eliminates the need for discrimination testing. Eligible associates can participate in the plan immediately upon joining the Company and after six months of employment begin receiving Company matching contributions. On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar associates contribute is matched for savings between four percent and five percent of pay. All Company matching contributions are immediately vested. In addition to the Company match, ADSC annually may make an additional contribution based on the profitability of the Company. This contribution, subject to Board of Directors approval, is based on a percentage of pay and is subject to a separate five year vesting schedule.

        In February 2001, the Company adopted an Employee Stock Purchase Plan and reserved 1,500,000 shares of common stock for issuance under the plan. In accordance with IRS regulations, the plan permits our eligible employees and those of our designated subsidiaries to purchase the common stock of the Company at a 15% discount to the fair market value through payroll deductions. No employee may purchase more than $25,000 in stock under the plan in any calendar year. The fair market value is determined each quarter as the lesser of the closing price on the first business day of the quarter or the last business day of the quarter. Approximately 266,700 shares of common stock have been purchased under the plan since its adoption, with approximately 133,300 shares purchased in 2003.

        The Company also maintains a Supplemental Executive Retirement Plan ("SERP"). The SERP provides an opportunity for a select group of management and highly compensated employees to defer on a pre-tax basis a portion of their regular compensation and bonuses payable for services rendered and to receive certain employer contributions.

14. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

        The Company has entered into certain contractual arrangements that result in a fee being billed to sponsors upon redemption of AIR MILES reward miles. The Company has obtained revolving letters of credit from certain of these sponsors for the Company's benefit that expire at various dates. These letters of credit total $93.5 million at December 31, 2003, which exceeds the estimated amount of the obligation to provide travel and other rewards. The Company currently has an obligation to fund redemption of AIR MILES reward miles as they are redeemed by collectors. The Company believes that the redemption settlement assets are sufficient to meet that obligation.

        The Company has entered into certain long-term arrangements to purchase tickets from airlines and other suppliers in connection with redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to make purchases at set prices. As a part of the agreement, the Company is required to pay annual minimums of approximately $9.6 million to $10.6 million. On April 1, 2003, Air Canada filed for bankruptcy protection, from which it has not yet emerged, under the Canadian Companies' Creditors Arrangement Act in order to restructure its debt and operations. Air Canada is in the process of reducing its fleet size to match current and anticipated capacity requirements. In connection with Air Canada's bankruptcy proceedings, the Company entered into a new supply agreement with Air Canada effective December 15, 2003. If Air Canada sharply reduces its fleet capacity and route network, the Company may not be able to satisfy collectors' demands for airline tickets. Tickets from other airlines, if available, could be more expensive than a comparable ticket under the Company's Air Canada supply agreement, and the routes offered by the other airlines may be inadequate, inconvenient or undesirable to the redeeming collectors. As a result, collector satisfaction with the AIR MILES Reward Program may be adversely affected by a reduced route network in Canada and the Company may experience higher air travel redemption costs.

Leases

        The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $56.9 million, $47.3 million and $48.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2003 are (in thousands):

Year:	Operating leases
2004	$37,061
2005	26,627
2006	21,344
2007	15,133
2008	7,742
Thereafter	8,835

Total	$116,742

Year:	Capital leases
2004	$5,649
2005	3,251
2006	1,189
2007	577
2008	281
Thereafter	37

Total	10,984
Less amount representing interest	(1,022)

Total present value of minimum lease payments	$9,962

Regulatory Matters

        WFNNB is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFNNB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

        Quantitative measures established by regulation to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital to average assets (as defined) ("total capital ratio", "Tier 1 capital ratio" and "leverage ratio", respectively). Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2003, WFNNB's Tier 1 capital ratio was 18.6%, total capital ratio was 19.7% and leverage ratio was 42.0%, and WFNNB was not subject to a capital directive order.

Cardholders

        The Company's Credit Services segment is active in originating private label credit cards in the United States. The Company reviews each potential customer's credit application and evaluates the applicant's financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

        Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2003, WFNNB had approximately 27.4 million cardholders, having unused lines of credit averaging $831 per account.

Other

        As part of the agreement with Centrica plc, the Company entered into a securities account control agreement in which $10.8 million was deposited for the benefit of CPL Retail Energy L.P. and WTU Retail Energy L.P. in case of non-performance on the contract.

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

        Fair Value of Financial Instruments—The estimated fair values of the Company's financial instruments were as follows:

	December 31,
	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$30,439	$30,439	$67,745	$67,745
Due from card associations	27,294	27,294	7,855	7,855
Trade receivables	89,097	89,097	125,396	125,396
Seller's interest and credit card receivables, net	147,899	147,899	271,396	271,396
Redemption settlement assets	166,293	166,293	215,271	215,271
Due from securitizations	235,890	235,890	280,778	280,778
Financial liabilities
Accounts payable	72,586	72,586	71,727	71,727
Merchant settlement obligations	49,063	49,063	56,904	56,904
Derivatives	13,040	13,040	4,887	4,887
Debt	292,911	292,911	390,151	390,151

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

        Debt—The fair value was estimated based on the current rates available to the Company for debt with similar remaining maturities.

16. DERIVATIVES

        The following briefly outlines the terms of borrowing related derivative financial instruments as of December 31, 2003:

	Outstanding Notional Amount	Maturity Date	Variable rate received	Fixed rate paid
Interest rate derivative
	$200,000,000	May 15, 2004	LIBOR	6.720%

        The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of ongoing business operations. Effective January 1, 2001, with the adoption of SFAS No. 133, the Company recognizes all derivatives on the balance sheet at their fair value. The estimated fair value of the derivatives is based primarily on dealer quotations. The Company presently uses derivatives to mitigate cash flow risks with respect to changes in interest rates. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or as a hedge of a change in fair value (fair value hedge). Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item. Amounts on the balance sheet are recorded as a component of "Other liabilities." Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

        The Company's policy is to minimize its cash flow exposure to adverse changes in interest rates. The Company's objective is to engage in risk management strategies that provide adequate downside protection. The Company does not believe that its derivative financial instruments expose it to more than a nominal amount of credit risk, as the counterparties are established, well-capitalized financial institutions with a major rating agency credit rating of "A" or better. The credit risk inherent in these agreements represents the possibility that a loss may occur from the non-performance of a counterparty to the agreements.

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

        Upon adoption of SFAS No. 133, as amended, the Company recorded a transition adjustment to other comprehensive income of $4.0 million, net of tax, to recognize the fair value loss for derivatives that existed at that time. The Company recognized approximately $13.0 million, $10.2 million, and $1.1 million, before tax, in additional fair value losses related to this agreement for the years ended

December 31, 2001, 2002 and 2003, respectively. During the year ending December 31, 2004, approximately $0.7 million, net of tax, of losses in other comprehensive income (loss) related to the interest rate swap are expected to be reclassified as interest expense.

17. PARENT-ONLY FINANCIAL STATEMENTS

        ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. The stand alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2002	2003
	(in thousands)
Assets:
Cash and cash equivalents	$3	$502
Investment in subsidiaries	214,026	341,378
Intercompany receivables	436,445	463,346
Other assets	4,280	12,236

Total assets	$654,754	$817,462

Liabilities:
Current debt	$56,000	$—
Long-term and subordinated debt	52,000	115,000
Other liabilities	4,196	131

Total liabilities	112,196	115,131
Stockholders' equity	542,558	702,331

Total liabilities and stockholders' equity	$654,754	$817,462

Statements of Operations

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Interest from loans to subsidiaries	$27,237	$30,517	$15,790
Dividends from subsidiaries	1,900	56,400	1,700

Total revenue	29,137	86,917	17,490
Interest expense	16,324	10,263	6,017
Other expenses	1,177	1,564	4,505

Total expenses	17,501	11,827	10,522

Income before income taxes and equity in undistributed net income of subsidiaries	11,636	75,090	6,968
Provision for income taxes	2,562	3,313	4,583

Income before equity in undistributed net income of subsidiaries	9,074	71,777	2,385
Equity in undistributed net income of subsidiaries	(19,436)	(48,118)	64,913

Net income (loss)	$(10,362)	$23,659	$67,298

Statements of Cash Flows

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net cash provided by (used in) operating activities	$(49,274)	$8,153	$110,922
Investing activities:
Net cash paid for corporate acquisitions	5,831	1,321	(59,987)
Loans to subsidiaries	(10,000)	(25,000)	(140,250)

Net cash used in investing activities	(4,169)	(23,679)	(200,237)

Financing activities:
Credit facility and subordinated debt	249,000	446,000	543,000
Repayment of credit facility and subordinated debt	(351,910)	(440,000)	(536,000)
Net proceeds from issuances of common stock	162,497	9,529	81,438
Dividends paid	—	—	1,376
Purchase of treasury stock	(6,151)	—	—

Net cash provided by financing activities	53,436	15,529	89,814

Increase (decrease) in cash and cash equivalents	(7)	3	499
Cash and cash equivalents at beginning of year	7	—	3

Cash and cash equivalents at end of year	$—	$3	502

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

  •
  Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (issuer services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated utilities (utility services) and point-of-sale services (merchant services).

  •
  Credit Services provides private label receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label programs.

  •
  Marketing Services provides loyalty programs such as the AIR MILES Reward Program and other marketing services.

        The Transaction Services segment performs card processing and servicing activities related to the Credit Services segment. For this, the Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for the Transaction Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by the Transaction Services segment from servicing the Credit Services segment, and consequently paid by the Credit Services segment to the Transaction Services segment, are set forth opposite "Other and eliminations" in the tables below.

        The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated across the segments.

Interest expense and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes.

Year Ended December 31, 2001	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$503,178	$289,420	$198,019	$(216,898)	$773,719
Depreciation and amortization	44,716	3,470	26,018	—	74,204
Operating income/(loss)	25,351	25,689	(449)	—	50,591
EBITDA(1)	70,067	29,159	25,569	—	124,795
Fair value loss on interest rate derivative	—	(15,131)	—	—	(15,131)
Year Ended December 31, 2002	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$538,361	$342,132	$231,721	$(245,626)	$866,588
Depreciation and amortization	44,627	6,724	15,124	—	66,475
Operating income	32,145	31,187	12,453	—	75,785
EBITDA(1)	76,772	37,911	27,577	—	142,260
Fair value loss on interest rate derivative	—	(12,017)	—	—	(12,017)
Year Ended December 31, 2003	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Revenues	$614,540	$435,798	$290,180	$(291,374)	$1,049,144
Depreciation and amortization	51,508	5,581	17,472	—	74,561
Operating income	34,617	71,510	27,262	—	133,389
EBITDA(1)	86,125	77,091	44,734	—	207,950
Fair value loss on interest rate derivative	—	(2,851)	—	—	(2,851)

(1)
EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus provision for income taxes, interest expense, fair value loss on interest rate derivative, other expenses, depreciation and amortization. The EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which senior management is evaluated.

        Information concerning principal geographic areas is as follows:

	United States	Rest of World(1)	Total
	(in thousands)
Revenues
Year Ended December 31, 2001	$590,709	$183,010	$773,719
Year Ended December 31, 2002	648,963	217,625	866,588
Year Ended December 31, 2003	764,125	285,019	1,049,144
Total assets
December 31, 2002	$935,544	$512,811	$1,448,355
December 31, 2003	1,247,068	621,374	1,868,442

(1)
Primarily Canada.

19. RELATED PARTY TRANSACTIONS

        One of the Company's stockholders, Welsh, Carson, Anderson & Stowe and related affiliates ("WCAS"), has provided significant financing to the Company.

  •
  During 2003, the Company repaid $52.0 million of 10% subordinated notes to WCAS.

  •
  During 2002, the Company repaid $50.0 million of 10% subordinated notes to WCAS and Limited Commerce Corp.

  •
  Upon consummation of the initial public offering, the Company's series A preferred stock was converted into approximately 11,199,340 shares of common stock. WCAS was the holder of the preferred stock.

        Limited Brands (through its retail affiliates) is a significant customer, representing 16.3% of total revenue for the year ended December 31, 2003. Limited Brands revenue is derived from all segments but primarily from Transaction and Credit Services. The majority of revenue comes from the Company's cardholders who are customers of Limited Brands. The Company has entered into credit card processing agreements and a database marketing agreement with several retail affiliates of Limited Brands. The Company has received database and merchant discount fees directly from Limited Brands and its retail affiliates of $43.5 million, $44.4 million and $48.8 million for 2001, 2002 and 2003, respectively. During 2003, Limited Brands sold its entire equity position in the Company through two secondary transactions. Two officers of Limited Brands remain on the Company's Board of Directors as of December 31, 2003.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The operating results for quarters in the period January 1, 2002 to September 30, 2003 have been restated as discussed in Note 21. The operating results for the three months ended March 31, 2003 have not been restated as the impact was not material. Unaudited quarterly results of operations for the years ended December 31, 2002 and 2003 are presented below.

	Quarter Ended
	March 31, 2002		June 30, 2002		September 30, 2002		December 31, 2002
	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated
	(in thousands, except per share amounts)
Revenues	$210,339	$208,624	$205,541	$204,686	$218,739	$217,571	$236,832	$235,707
Operating expenses	195,527	195,527	187,408	187,408	195,822	195,822	212,047	212,047

Fair value (gain) loss on interest rate derivative	(387)	(387)	5,647	5,647	5,155	5,155	1,602	1,602
Interest expense	6,294	6,294	5,000	5,000	4,969	4,969	4,952	4,952
Other expenses	—	—	834	834	—	—	—	—

Income before income taxes	8,905	7,190	6,652	5,797	12,793	11,625	18,231	17,106
Provision for income taxes	4,446	3,494	3,260	2,935	5,022	4,578	7,652	7,054

Net income	$4,459	$3,696	$3,392	$2,862	$7,771	$7,047	$10,579	$10,052

Net income per share—basic	$0.06	$0.05	$0.05	$0.04	$0.10	$0.10	$0.14	$0.13

Net income per share—diluted	$0.06	$0.05	$0.04	$0.04	$0.10	$0.09	$0.14	$0.13

	Quarter Ended
		June 30, 2003		September 30, 2003
	March 31, 2003(1)	As previously reported	As restated	As previously reported	As restated	December 31, 2003
	(in thousands, except per share amounts)
Revenues	$240,189	$247,567	$251,034	$255,673	$259,660	$298,261
Operating expenses	214,559	216,034	216,034	222,328	222,328	262,834

Fair value loss on interest rate derivative	1,148	797	797	462	462	444
Interest expense	4,556	7,107	7,107	2,678	2,678	2,940
Other expenses	—	4,275	4,275	—	—	—

Income before income taxes	19,926	19,354	22,821	30,205	34,192	32,043
Provision for income taxes	7,612	7,407	8,732	11,590	13,112	12,228

Net income	$12,314	$11,947	$14,089	$18,615	$21,080	$19,815

Net income per share—basic	$0.16	$0.15	$0.18	$0.23	$0.27	$0.25

Net income per share—diluted	$0.16	$0.15	$0.18	$0.23	$0.26	$0.24

(1)
The impact for the three months ended March 31, 2003 was not material.

21. RESTATEMENT

      Subsequent to the issuance of its consolidated financial statements for the three years ended December 31, 2002, the Company determined that the translation of the Company's Canadian subsidiary's financial statements was not in accordance with SFAS No. 52. The Company had been using historical exchange rates in the translation of deferred revenue and goodwill instead of the correct current period exchange rates. As a result, the financial statements presented for the years ended December 31, 2001 and 2002, along with the previously released quarters, have been restated. A summary of the significant effects of the restatement is as follows:

	Year ended
	December 31, 2001		December 31, 2002
	As previously reported	As Restated	As previously reported	As Restated
	(in thousands, except per share amounts)
Revenues	$777,351	$773,719	$871,451	$866,588
Operating expenses	723,128	723,128	790,803	790,803

Fair value loss on interest rate derivative	15,131	15,131	12,017	12,017
Interest expense	30,097	30,097	21,215	21,215
Other expenses	6,025	6,025	834	834

Income before income taxes	2,970	(662)	46,582	41,719
Provision for income taxes	11,202	9,700	20,379	18,060

Net income (loss)	$(8,232)	$(10,362)	$26,203	$23,659

Net income (loss) per share—basic	$(0.18)	$(0.21)	$0.35	$0.32

Net income (loss) per share—diluted	$(0.18)	$(0.21)	$0.34	$0.31

	As of December 31, 2002
	As previously reported	As restated
	(in thousands)
Intangible assets, net	$76,774	$75,399
Goodwill	438,608	429,720
Total assets	1,453,418	1,448,355
Deferred revenue—service	106,504	103,039
Deferred revenue—redemption	253,560	250,765
Total liabilities	910,680	905,797
Retained earnings	34,341	29,667
Accumulated other comprehensive loss	(8,410)	(3,916)
Total stockholders' equity	542,738	542,558

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
DATE: MARCH 5, 2004
	BY:	/S/ J. MICHAEL PARKS J. Michael Parks Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. MICHAEL PARKS J. Michael Parks	Chairman of the Board, Chief Executive Officer and Director	March 5, 2004
/s/ EDWARD J. HEFFERNAN Edward J. Heffernan	Executive Vice President and Chief Financial Officer	March 5, 2004
/s/ MICHAEL D. KUBIC Michael D. Kubic	Senior Vice President, Corporate Controller, and Chief Accounting Officer	March 5, 2004
/s/ BRUCE K. ANDERSON Bruce K. Anderson	Director	March 5, 2004
/s/ ROGER H. BALLOU Roger H. Ballou	Director	March 5, 2004
/s/ DANIEL P. FINKELMAN Daniel P. Finkelman	Director	March 5, 2004
/s/ ROBERT A. MINICUCCI Robert A. Minicucci	Director	March 5, 2004
/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director	March 5, 2004
/s/ KENNETH R. JENSEN Kenneth R. Jensen	Director	March 5, 2004
/s/ BRUCE A. SOLL Bruce A. Soll	Director	March 5, 2004

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Increases	Deductions	Balance at end of period
Allowance for Doubtful Accounts—Trade receivables:
Year Ended December 31, 2001	$3,876	$3,735	$(6,188)	$1,423
Year Ended December 31, 2002	1,423	3,238	(2,406)	2,255
Year Ended December 31, 2003	2,255	2,138	(3,077)	1,316
Allowance for Doubtful Accounts—Credit Card receivables:
Year Ended December 31, 2001	3,657	18,887	(17,778)	4,766
Year Ended December 31, 2002	4,766	14,824	(13,678)	5,912
Year Ended December 31, 2003	5,912	37,783	(26,544)	17,151