Form 10-Q
period 2004-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2004-05-07
CIK 1101215

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 30, 2004, 80,252,419 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION
INDEX

PART I

Item 1. Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2003	March 31, 2004
ASSETS
Cash and cash equivalents	$67,745	$107,173
Due from card associations	7,855	5,033
Trade receivables, net	125,396	112,067
Seller's interest and credit card receivables, less allowance for doubtful accounts ($17,151 and $17,708 at December 31, 2003 and March 31, 2004, respectively)	271,396	255,065
Deferred tax asset, net	45,881	45,871
Other current assets	64,579	68,258

Total current assets	582,852	593,467
Redemption settlement assets, restricted	215,271	221,084
Property and equipment, net	133,746	128,233
Other non-current assets	27,647	26,756
Due from securitizations	280,778	245,851
Intangible assets, net	143,733	137,554
Goodwill	484,415	484,119

Total assets	$1,868,442	$1,837,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$71,727	$68,789
Accrued expenses	101,620	102,609
Merchant settlement obligations	56,904	62,457
Other liabilities	59,359	56,554
Certificates of deposit	195,800	86,800
Credit facilities and other debt, current	4,990	47,990

Total current liabilities	490,400	425,199
Other liabilities	13,731	9,537
Deferred tax liability, net	6,744	11,060
Deferred revenue—service	132,741	131,743
Deferred revenue—redemption	333,134	333,406
Certificates of deposit	4,600	4,200
Long-term and subordinated debt	184,761	180,506

Total liabilities	1,166,111	1,095,651
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 80,043 shares as of December 31, 2003, 80,357 shares as of March 31, 2004	800	804
Additional paid-in capital	611,550	615,983
Treasury stock, at cost, 418 shares (December 31, 2003 and March 31, 2004)	(6,151)	(6,151)
Retained earnings	96,965	129,306
Accumulated other comprehensive (loss) income	(833)	1,471

Total stockholders' equity	702,331	741,413

Total liabilities and stockholders' equity	$1,868,442	$1,837,064

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended March 31,
	2003	2004
Revenues
Transaction and marketing services	$122,576	$148,437
Redemption	36,108	51,438
Financing charges, net	77,276	106,076
Other income	4,229	6,455

Total revenue	240,189	312,406
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	180,406	219,025
General and administrative	16,875	14,535
Depreciation and other amortization	12,925	16,556
Amortization of purchased intangibles	4,353	6,758

Total operating expenses	214,559	256,874
Operating income	25,630	55,532
Fair value loss on interest rate derivative	1,148	509
Interest expense	4,556	3,112

Income before income taxes	19,926	51,911
Provision for income taxes	7,612	19,570

Net income	$12,314	$32,341

Net income per share—basic	$0.16	$0.40

Net income per share—diluted	$0.16	$0.39

Weighted average shares—basic	74,866	80,143

Weighted average shares—diluted	76,463	83,188

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,314	$32,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,278	23,314
Deferred income taxes	(2,279)	3,552
Accretion of deferred income	(384)	—
Fair value loss on interest rate derivative	1,148	509
Provision for doubtful accounts	2,986	3,208
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivable	5,455	11,759
Change in merchant settlement activity	41,799	8,375
Change in other assets	(3,518)	(1,776)
Change in accounts payable and accrued expenses	13,921	151
Change in deferred revenue	5,955	4,513
Change in other liabilities	8,114	(6,157)
Purchase of credit card receivables	—	(34,417)
Other operating activities	2,654	30

Net cash provided by operating activities	105,443	45,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(1,772)	(8,203)
Payments for acquired businesses, net of cash acquired	(2,465)	—
Payments to secure customer contracts	(30,541)	—
Change in seller's interest	351	46,442
Change in due from securitizations	23,808	34,927
Capital expenditures	(10,049)	(11,621)
Other investing activities	108	(1,775)

Net cash (used in) provided by investing activities	(20,560)	59,770
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	174,468	265,813
Repayment of borrowings	(197,500)	(334,490)
Payment of capital lease obligations	(63)	(1,234)
Proceeds from issuance of common stock	885	4,437

Net cash used in financing activities	(22,210)	(65,474)

Effect of exchange rate changes	6,552	(270)

Change in cash and cash equivalents	69,225	39,428
Cash and cash equivalents at beginning of period	30,439	67,745

Cash and cash equivalents at end of period	$99,664	$107,173

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,963	$3,206

Income taxes paid	$4,425	$247

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation ("ADSC" or, including its wholly owned subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2003.

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

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

2. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	March 31, 2004
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$43,137	$(8,169)	$34,968	3-10 years—straight line
Customer contracts and lists	111,787	(30,651)	81,136	3-20 years—straight line
Noncompete agreements	4,300	(3,607)	693	1-5 years—straight line
Collector database	52,407	(31,650)	20,757	15%—declining balance

Total intangible assets	$211,631	$(74,077)	$137,554

	December 31, 2003
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$42,142	$(6,774)	$35,368	3-10 years—straight line
Customer contracts and lists	131,487	(46,308)	85,179	3-20 years—straight line
Noncompete agreements	4,300	(3,399)	901	1-5 years—straight line
Collector database	53,991	(31,706)	22,285	15%—declining balance

Total intangible assets	$231,920	$(88,187)	$143,733

3. DEBT

        Debt consists of the following:

	December 31, 2003	March 31, 2004
	(in thousands)
Certificates of deposit	$200,400	$91,000
Credit facilities	179,789	219,771
Other	9,962	8,725

	390,151	319,496
Less: current portion	(200,790)	(134,790)

Long term portion	$189,361	$184,706

        The Company amended its Credit Facility (364-Day) by and among the Company, the guarantors from time to time party thereto, the banks from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent, as of April 8, 2004, to extend for an additional 364 days the terms of the previous Credit Facility (364-Day) dated as of April 10, 2003, by and among the same parties.

        As of March 31, 2004, the certificates of deposit had effective annual fixed rates ranging from 1.6% to 3.3%, and the credit facilities had an average interest rate of 3.1%.

4. INCOME TAXES

        For the three months ended March 31, 2004, the Company has utilized an effective tax rate of 37.7% to calculate its provision for income taxes. In accordance with Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company's expected annual effective tax rate for calendar year 2004 based on all known variables.

5. COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax effect, are as follows:

	Three months ended March 31,
	2003	2004
	(in thousands)
Net income	$12,314	$32,341
Change in fair value of derivatives	(1,755)	—
Reclassifications into earnings(1)	1,824	290
Unrealized (loss) gain on securities available-for-sale	(726)	880
Foreign currency translation adjustments(2)	712	1,134

Total comprehensive income	$12,369	$34,645

(1)
Reclassifications into earnings arise from interest rate swaps, a foreign currency hedge, and amortization of amounts recorded in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133.
(2)
Primarily related to the impact of changes in the Canadian currency exchange rate.

6. STOCK COMPENSATION

        At March 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three months ended March 31,
	2003	2004
	(in thousands, except per share amounts)
Net income, as reported	$12,314	$32,341
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,725	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(4,013)	(1,831)

Net income, pro forma	$10,026	$30,510

Net income per share:
Basic-as reported	$0.16	$0.40
Basic-pro forma	$0.13	$0.38
Diluted-as reported	$0.16	$0.39
Diluted-pro forma	$0.13	$0.37

7. SEGMENT INFORMATION

        Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Three months ended March 31, 2003
Revenues	$143,119	$109,179	$59,735	$(71,844)	$240,189
Depreciation and amortization	11,569	1,418	4,291	—	17,278
Operating income	7,024	15,616	2,990	—	25,630
EBITDA(1)	18,593	17,034	7,281	—	42,908
Fair value loss on interest rate derivative	—	1,148	—	—	1,148
Three months ended March 31, 2004
Revenues	$171,582	$142,193	$80,362	$(81,731)	$312,406
Depreciation and amortization	16,689	1,953	4,672	—	23,314
Operating income	7,231	38,043	10,258	—	55,532
EBITDA(1)	23,920	39,996	14,930	—	78,846
Fair value loss on interest rate derivative	—	509	—	—	509

(1)
See "Use of Non-GAAP Financial Measures" set forth in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our use of EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2003.

Recent Developments

        We amended our Credit Facility (364-Day) by and among us, the guarantors from time to time party thereto, the banks from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent, as of April 8, 2004, to extend for an additional 364 days the terms of the previous Credit Facility (364-Day), dated as of April 10, 2003 by and among the same parties.

Quarter in Review Highlights

        Our first quarter 2004 results included significant new and renewed customer and sponsor agreements:

  •
  In January 2004, we signed a long-term renewal with BMO Bank of Montreal MasterCard, a top-five client and founding sponsor in the AIR MILES® Reward Program.

  •
  In January 2004, we entered into an agreement with Stage Stores, Inc. to purchase the Peebles' private label credit card portfolio.

  •
  In January 2004, we signed a long-term renewal with Shell Canada Limited, a top-ten client and significant, high-frequency sponsor in the AIR MILES Reward Program.

  •
  In January 2004, we signed a long-term renewal whereby Air Canada will continue as a rewards supplier in the AIR MILES Reward Program.

  •
  In February 2004, we commenced a five-year agreement to start a private label credit card program with Design Within Reach.

  •
  In March 2004, we signed a long-term, exclusive agreement with BMO Bank of Montreal and WestJet to introduce a tri-branded MasterCard.

Critical Accounting Policies and Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Non-GAAP Financial Measures

        EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus provision for income taxes, interest expense, fair value loss on interest rate derivative, depreciation, and amortization. Operating EBITDA is a non-GAAP financial measure equal to EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented EBITDA and operating EBITDA because we use them to monitor compliance with the financial covenants in our credit agreements, such as debt-to-operating EBITDA and operating EBITDA to interest expense ratios. We also use EBITDA and operating EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Therefore, we believe that EBITDA and operating EBITDA provide useful information to our investors regarding our performance and overall results of operations.

We also present EBITDA margin, which is EBITDA divided by revenue. EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA and operating EBITDA measures presented in this Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements. The following sets forth a reconciliation of net income to EBITDA and operating EBITDA:

	Three months ended March 31,
	2003	2004
	(in thousands)
Net income	$12,314	$32,341
Provision for income taxes	7,612	19,570
Interest expense	4,556	3,112
Fair value loss on interest rate derivative	1,148	509
Depreciation and other amortization	12,925	16,556
Amortization of purchased intangibles	4,353	6,758

EBITDA	42,908	78,846
Change in deferred revenue	32,579	(726)
Less change in redemption settlement assets	(14,257)	(5,813)

Operating EBITDA	$61,230	$72,307

Note:	Operating EBITDA is affected by fluctuations in foreign exchange rates and transfers of cash to redemption settlement assets.

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2004

	Three months ended March 31,		Change
	2003	2004	$	%
	(in thousands, except percentages)
Revenue:
Transaction Services	$143,119	$171,582	$28,463	19.9%
Credit Services	109,179	142,193	33,014	30.2
Marketing Services	59,735	80,362	20,627	34.5
Other/Eliminations	(71,844)	(81,731)	(9,887)	13.8

Total	$240,189	$312,406	$72,217	30.1%

EBITDA:
Transaction Services	$18,593	$23,920	$5,327	28.7%
Credit Services	17,034	39,996	22,962	134.8
Marketing Services	7,281	14,930	7,649	105.1

Total	$42,908	$78,846	$35,938	83.8%

Depreciation and amortization:
Transaction Services	$11,569	$16,689	$(5,120)	(44.3)%
Credit Services	1,418	1,953	(535)	(37.7)
Marketing Services	4,291	4,672	(381)	(8.9)

Total	$17,278	$23,314	$(6,036)	(34.9)%

Operating income:
Transaction Services	$7,024	$7,231	$207	2.9%
Credit Services	15,616	38,043	22,427	143.6
Marketing Services	2,990	10,258	7,268	243.1

Total	$25,630	$55,532	$29,902	116.7%

Segment operating data:
Statements generated	39,310	47,990	8,680	22.1%
Core transactions processed	452,998	604,542	151,554	33.5%
Credit Sales	$1,118,372	$1,310,903	$192,531	17.2%
Average securitized portfolio	$2,611,992	$2,996,520	$384,528	14.7%
AIR MILES reward miles issued	571,733	620,750	49,017	8.6%
AIR MILES reward miles redeemed	321,597	407,193	85,596	26.6%

        Revenue.    Total revenue increased $72.2 million, or 30.1%, to $312.4 million for the three months ended March 31, 2004 from $240.2 million for the comparable period in 2003. The increase was due to a 19.9% increase in Transaction Services revenue, a 30.2% increase in Credit Services revenue and a 34.5% increase in Marketing Services revenue as follows:

  •
  Transaction Services. Transaction Services revenue increased $28.5 million, or 19.9%, primarily due to an increase in the number of statements generated and transactions processed. The increase in the number of statements generated is attributable to our utility and private label clients. Statements generated increased by 22.1%, while revenue per statement was up slightly. The increase in statements is primarily from the addition of new clients in both utility—Centrica (signed in March 2003), CBSI (acquired in September 2003) and Orcom (acquired in December 2003) and private label—Stage Stores (signed in September 2003) and core growth in existing clients. Core transactions processed increased by 33.5% as our petroleum clients experienced higher transaction volume due to higher gas prices.

  •
  Credit Services. Credit Services revenue increased $33.0 million, or 30.2%, primarily due to a 36.3% increase in finance charges, net. Finance charges, net increased $28.1 million primarily as a result of a 15.0% increase in average core accounts receivable, lower cost of funds as a result of the refinancing of our public securitization bonds during 2003, and higher collected yield compared to the same period in 2003.

  •
  Marketing Services. Marketing Services revenue increased $20.6 million, or 34.5%, primarily due to an increase in redemption revenue related to a 26.6% increase in the redemption of AIR MILES reward miles and an increase in the accretion of deferred services revenue. Changes in the exchange rate of the Canadian dollar accounted for approximately $9.7 million of the $20.6 million increase in our Marketing Services revenue, or 16.2%. Our deferred revenue balance decreased 0.2% to $465.1 million at March 31, 2004 from $465.9 million at December 31, 2003 due to the declining Canadian dollar exchange rate, partially offset by continued growth in the program, including an 8.6% increase in AIR MILES reward miles issued during the three months ended March 31, 2004 over the comparable period in 2003. Deferred revenue in local currency increased 1.0%.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $36.3 million, or 18.4%, to $233.6 million during the three months ended March 31, 2004 from $197.3 million during the comparable period in 2003. Total EBITDA margin increased to 25.2% for the three months ended March 31, 2004 from 17.9% for the comparable period in 2003, primarily due to increased margins for Transaction Services, Credit Services and Marketing Services.

  •
  Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $23.2 million, or 18.6%, to $147.7 million for the three months ended March 31, 2004 from $124.5 million for the comparable period in 2003, and EBITDA margin increased to 13.9% for the three months ended March 31, 2004 from 13.0% during the comparable period in 2003. The increase in EBITDA margin was primarily the result of an increase in revenue driven by a 22.1% increase in the segment's key driver, statements generated, combined with revenue per statement that was up slightly.

  •
  Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $10.1 million, or 11.0%, to $102.2 million for the three months ended March 31, 2004 from $92.1 million for the comparable period in 2003, and EBITDA margin increased to 28.1% for the three months ended March 31, 2004 from 15.6% for the same period in 2003. The increased margin is the result of favorable revenue trends from increased receivable balances, higher collected yield and lower financing costs as a result of the refinancing of our public securitization bonds during 2003.

  •
  Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $12.9 million, or 24.6%, to $65.4 million for the three months ended March 31, 2004 from $52.5 million for the comparable period in 2003, and EBITDA margin increased to 18.6% for the three months ended March 31, 2004 from 12.2% for the comparable period in 2003. The increase in EBITDA margin is being driven by the AIR MILES Reward Program from the benefits of increased scale, as greater amounts of prior period deferred revenue amortizes into revenue, and the strong Canadian dollar.

  •
  Depreciation and Amortization. Depreciation and amortization increased $6.0 million, or 34.7%, to $23.3 million for the three months ended March 31, 2004 from $17.3 million for the comparable period in 2003 due to an increase in depreciation and other amortization of

    $3.6 million related to capital spending and a $2.4 million increase in the amortization of purchased intangibles.

        Operating Income.    Operating income increased $29.9 million, or 116.7%, to $55.5 million for the three months ended March 31, 2004 from $25.6 million during the comparable period in 2003. Operating income increased due to the revenue and expense factors discussed above.

        Interest Expense.    Interest expense decreased $1.5 million, or 32.6%, to $3.1 million for the three months ended March 31, 2004 from $4.6 million for the comparable period in 2003 due to lower interest rates, offset in part by higher average balances.

        Taxes.    Income tax expense increased $12.0 million to $19.6 million for the three months ended March 31, 2004 from $7.6 million in 2003 due to an increase in taxable income. Our effective tax rate of 37.7% in 2004 improved from the 38.2% effective rate in 2003 due to lower tax rates in Canada and the relatively smaller impact of non-deductible permanent items in 2004.

Asset Quality

        Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. At March 31, 2004, 46.0% of securitized accounts with balances and 40.6% of securitized receivables were less than 24 months old.

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

        The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2003	% of total	March 31, 2004	% of total
	(dollars in thousands)
Receivables outstanding	$3,186,799	100.0%	$2,878,500	100.0%
Loan balances contractually delinquent:
31 to 60 days	57,931	1.8	43,415	1.5
61 to 90 days	35,849	1.1	32,103	1.1
91 or more days	70,447	2.2	66,065	2.3

Total	$164,227	5.2%	$141,583	4.9%

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

	Three months ended March 31,
	2003	2004
	(dollars in thousands)
Average securitized portfolio	$2,611,992	$2,996,520
Net charge-offs	45,010	51,412
Net charge-offs as a percentage of average loans outstanding (annualized)	6.9%	6.9%

Liquidity and Capital Resources

        Operating Activities.    We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Three months ended March 31,
	2003	2004
	(in thousands)
Cash provided by operating activities before change in merchant settlement activity	$63,644	$37,027
Net change in merchant settlement activity	41,799	8,375

Cash provided by operating activities	$105,443	$45,402

        We generated cash flow from operating activities before change in merchant settlement activity of $37.0 million for the three months ended March 31, 2004 compared to $63.6 million for the comparable period in 2003. The decrease in operating cash flows before change in merchant settlement activity is related to the purchase of the Peebles receivables portfolio during the first quarter of 2004, partially offset by improved operating results for the three months ended March 31, 2004, in addition to working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

        Investing Activities.    We had cash provided by investing activities of $59.8 million for the three months ended March 31, 2004 compared to net cash used of $20.6 million for the comparable period in 2003. Significant components of investing activities are as follows:

  •
  Acquisitions. Net cash outlays, net of cash received, for acquisitions and payments to secure customer contracts for the three months ended March 31, 2004 were zero compared to $33.0 million in the comparable period in 2003. The outlay for acquisitions in 2003 relates to the January 2003 purchase of substantially all of the assets of ExoLink Corporation, a provider of utility back office support services and the March 2003 purchase of the customer care back office operations of America Electric Power Company related to the deregulated Texas marketplace.

  •
  Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of March 31, 2004, we had over $2.8 billion of securitized credit card receivables.

    Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity was $81.4 million for the three months ended March 31, 2004 and $24.2 million for the comparable period in 2003. We intend to utilize our securitization program for the foreseeable future.

        Financing Activities.    Net cash used in financing activities was $65.5 million for the three months ended March 31, 2004 compared to $22.2 million of net cash used for the comparable period in 2003. Our financing activities during the three months ended March 31, 2004 relate primarily to borrowings and repayments under our revolving credit facilities.

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

        Securitization Program and Off-Balance Sheet Transactions.    Since January 1996, we have sold, sometimes through WFN Credit Company, LLC and WFN Funding Company II, LLC, substantially all of the credit card receivables owned by our credit card bank, World Financial Network National Bank, to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust II and World Financial Network Credit Card Master Trust III, which we refer to as the WFN Trusts, as part of our securitization program. This securitization program is the primary vehicle through which we finance our private label credit card receivables.

        As public notes approach maturity, the notes will enter a controlled accumulation period, which typically lasts three months. During the controlled accumulation period, we will either need to arrange an additional private conduit facility or use our own balance sheet to finance the controlled accumulation until such time as we can issue a new public series in the public markets.

        As of March 31, 2004 the WFN Trusts had over $2.8 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of 6% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 6% for the remainder of the year. Accordingly, at December 31, the WFN Trusts typically have their highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

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

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 1.6% to 3.3%. As of March 31, 2004, we had $91.0 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

        We amended our Credit Facility (364-Day) by and among us, the guarantors from time to time party thereto, the banks from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent, as of April 8, 2004, to extend for an additional 364 days the terms of the previous Credit Facility (364-Day) dated as of April 10, 2003, by and among the same parties.

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

        At March 31, 2004, we had borrowings of $219.8 million outstanding under these credit facilities (with an average interest rate of 3.1%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $180.2 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $50.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.

        We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2003 related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, and redemption reward risk.

        Foreign Currency Exchange Risk.    We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge our net investment exposure in our Canadian subsidiary.

Item 4. Controls and Procedures

Evaluation

        As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

        We do not currently have a common stock repurchase program in place. However, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the first quarter of 2004. The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
During 2004:
January	38,869	$27.65	—	—
February	7,044	29.99	—	—
March	1,842	31.42	—	—

Total	47,755	$28.14	—	—

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

  (a)
  None
  (b)
  None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
*10.1	First Amendment to Credit Agreement (364-Day) dated as of April 8, 2004, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent.
*10.2	Alliance Data Systems Corporation 2004 Incentive Compensation Plan.
*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*
Filed herewith

(b)
Reports on Form 8-K:

        On April 21, 2004, we furnished to the SEC a Current Report on Form 8-K, dated April 21, 2004. The Current Report on Form 8-K relates to our earnings for the first quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
Date: May 7, 2004	By:	/s/ EDWARD J. HEFFERNAN Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 7, 2004	By:	/s/ MICHAEL D. KUBIC Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
*10.1	First Amendment to Credit Agreement (364-Day) dated as of April 8, 2004, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent.
*10.2	Alliance Data Systems Corporation 2004 Incentive Compensation Plan.
*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*
Filed herewith