Form 10-Q
period 2004-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2004-08-06
CIK 1101215

Use these links to rapidly review the document
ALLIANCE DATA SYSTEMS CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

        As of July 30, 2004, 80,856,567 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

PART I

Item 1. Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2003	June 30, 2004
ASSETS
Cash and cash equivalents	$67,745	$154,638
Due from card associations	7,855	6,200
Trade receivables, net	125,396	118,931
Seller's interest and credit card receivables, less allowance for doubtful accounts ($17,151 and $12,046 at December 31, 2003 and June 30, 2004, respectively)	271,396	185,984
Deferred tax asset, net	45,881	46,047
Other current assets	64,579	75,546

Total current assets	582,852	587,346
Redemption settlement assets, restricted	215,271	213,929
Property and equipment, net	133,746	122,563
Other non-current assets	27,647	26,604
Due from securitizations	280,778	210,980
Intangible assets, net	143,733	131,860
Goodwill	484,415	480,607

Total assets	$1,868,442	$1,773,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$71,727	$76,807
Accrued expenses	101,620	96,714
Merchant settlement obligations	56,904	72,766
Other current liabilities	59,359	51,001
Certificates of deposit	195,800	49,700
Other current debt	4,990	4,392

Total current liabilities	490,400	351,380
Other long-term liabilities	13,731	7,858
Deferred tax liability, net	6,744	15,693
Deferred revenue—service	132,741	133,277
Deferred revenue—redemption	333,134	331,113
Certificates of deposit	4,600	1,800
Credit facilities and other debt, long-term	184,761	153,783

Total liabilities	1,166,111	994,904
Stockholders' equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 80,043 shares as of December 31, 2003, 81,075 shares as of June 30, 2004	800	811
Additional paid-in capital	611,550	627,103
Treasury stock, at cost, 418 shares (December 31, 2003 and June 30, 2004)	(6,151)	(6,151)
Retained earnings	96,965	157,322
Accumulated other comprehensive loss	(833)	(100)

Total stockholders' equity	702,331	778,985

Total liabilities and stockholders' equity	$1,868,442	$1,773,889

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	as restated- see Note 10		as restated- see Note 10
Revenues
Transaction and marketing services	$138,946	$157,342	$261,522	$305,780
Redemption	42,028	53,539	78,136	104,977
Financing charges, net	63,169	81,442	140,445	187,517
Other income	6,891	8,130	11,120	14,585

Total revenues	251,034	300,453	491,223	612,859
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	186,540	216,944	366,946	435,969
General and administrative	11,015	14,545	27,890	29,080
Depreciation and other amortization	13,370	15,234	26,295	31,789
Amortization of purchased intangibles	5,109	6,746	9,462	13,504

Total operating expenses	216,034	253,469	430,593	510,342

Operating income	35,000	46,984	60,630	102,517

Fair value loss on interest rate derivative	797	299	1,945	808
Interest expense	7,107	1,715	11,663	4,828
Other debt-related expenses	4,275	—	4,275	—

Income before income taxes	22,821	44,970	42,747	96,881
Provision for income taxes	8,732	16,954	16,343	36,524

Net income	$14,089	$28,016	$26,404	$60,357

Net income per share—basic	$0.18	$0.35	$0.35	$0.75

Net income per share—diluted	$0.18	$0.33	$0.34	$0.72

Weighted average shares—basic	77,761	80,711	76,467	80,491

Weighted average shares—diluted	80,204	84,254	78,465	83,593

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2003	2004
	as restated- see Note 10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,404	$60,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,757	45,293
Deferred income taxes	(1,805)	6,868
Accretion of deferred income	(547)	—
Fair value loss on interest rate derivative	1,945	808
Provision for (recovery of) doubtful accounts	6,212	(1,593)
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivables	(12,812)	4,117
Change in merchant settlement activity	49,164	17,517
Change in other assets	(8,207)	(7,393)
Change in accounts payable and accrued expenses	16,379	2,938
Change in deferred revenue	14,844	11,530
Change in other liabilities	3,666	(15,082)
Purchase of credit card receivables	(35,872)	(34,417)
Proceeds from sale of credit card receivable portfolios to securitization trusts	—	105,538
Other operating activities	2,654	381

Net cash provided by operating activities	97,782	196,862
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(6,480)	(4,672)
Payments for acquired businesses, net of cash acquired	(2,553)	(780)
Payments to secure customer contracts	(30,541)	—
Change in seller's interest	(1,578)	14,781
Change in due from securitizations	37,254	68,798
Capital expenditures	(20,039)	(22,323)
Other investing activities	215	(667)

Net cash (used in) provided by investing activities	(23,722)	55,137
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	422,592	319,731
Repayment of borrowings	(474,900)	(497,314)
Payment of capital lease obligations	(479)	(2,498)
Proceeds from public stock offering	61,910	—
Proceeds from other issuances of common stock	9,273	15,563

Net cash provided by (used in) financing activities	18,396	(164,518)

Effect of exchange rate changes on cash and cash equivalents	12,081	(588)

Change in cash and cash equivalents	104,537	86,893
Cash and cash equivalents at beginning of period	30,439	67,745

Cash and cash equivalents at end of period	$134,976	$154,638

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,229	$5,009

Income taxes paid	$9,844	$10,250

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

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

        The computation of the number of shares used in calculating basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in thousands)
Weighted-average common shares outstanding used for calculation of basic net income per share	77,761	80,711	76,467	80,491
Employee stock options	2,443	3,543	1,998	3,102

Total shares used for calculation of diluted net income per share	80,204	84,254	78,465	83,593

3. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	June 30, 2004
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$43,137	$(9,589)	$33,548	3-10 years—straight line
Customer contracts and lists	112,777	(34,864)	77,913	3-20 years—straight line
Noncompete agreements	3,800	(3,315)	485	1-5 years—straight line
Collector database	52,479	(32,565)	19,914	15%—declining balance

Total intangible assets	$212,193	$(80,333)	$131,860

	December 31, 2003
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$42,142	$(6,774)	$35,368	3-10 years—straight line
Customer contracts and lists	131,487	(46,308)	85,179	3-20 years—straight line
Noncompete agreements	4,300	(3,399)	901	1-5 years—straight line
Collector database	53,991	(31,706)	22,285	15%—declining balance

Total intangible assets	$231,920	$(88,187)	$143,733

4. DEBT

        Debt consists of the following:

	December 31, 2003	June 30, 2004
	(in thousands)
Certificates of deposit	$200,400	$51,500
Credit facilities	179,789	149,232
Other	9,962	8,943

	390,151	209,675
Less: current portion	(200,790)	(54,092)

Long term portion	$189,361	$155,583

        The Company amended its Credit Facility (364-Day) by and among the Company, the guarantors from time to time party thereto, the banks from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent, as of April 8, 2004, to extend for an additional 364 days the terms of the previous Credit Facility (364-Day) dated as of April 10, 2003, by and among the same parties. As of June 30, 2004, no amounts have been drawn against the Credit Facility (364-Day).

        Certificates of deposit during the six months ended June 30, 2004 decreased as a result of normal seasonal trends and the sale of receivables to the securitization trusts.

        As of June 30, 2004, the certificates of deposit had effective annual fixed rates ranging from 1.6% to 3.3%, and the credit facilities had an average interest rate of 3.1%.

5. DEFERRED REVENUE

        A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows (in thousands):

Deferred Revenue—Service
Beginning balance December 31, 2003	$132,741
Cash proceeds	39,028
Revenue recognized	(34,782)
Effects of foreign currency translation	(3,710)

Ending balance June 30, 2004	$133,277

Deferred Revenue—Redemption
Beginning balance December 31, 2003	$333,134
Cash proceeds	74,120
Revenue recognized	(65,194)
Effects of foreign currency translation	(10,947)

Ending balance June 30, 2004	$331,113

6. INCOME TAXES

        For the three and six months ended June 30, 2004, the Company has utilized an effective tax rate of 37.7% to calculate its provision for income taxes. In accordance with Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company's expected annual effective tax rate for calendar year 2004 based on all known variables.

7. COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax effect, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in thousands)
Net income	$14,089	$28,016	$26,404	$60,357
Change in fair value of derivatives	—	—	(1,755)	—
Reclassifications into earnings(1)	1,580	193	3,404	482
Unrealized gain (loss) on securities available-for-sale	242	(2,886)	(484)	(2,006)
Foreign currency translation adjustments(2)	2,242	1,121	2,954	2,257

Total comprehensive income	$18,153	$26,444	$30,523	$61,090

(1)
Reclassifications into earnings arise from interest rate swaps, a foreign currency hedge, and amortization of amounts recorded in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133.

(2)
Primarily related to the impact of changes in the Canadian currency exchange rate.

8. SEGMENT INFORMATION

        Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Three months ended June 30, 2003
Revenues	$151,355	$97,963	$70,837	$(69,121)	$251,034
Depreciation and amortization	12,914	1,097	4,468	—	18,479
Operating income	11,195	13,658	10,147	—	35,000
EBITDA(1)	24,109	14,755	14,615	—	53,479
Fair value loss on interest rate derivative	—	797	—	—	797
Three months ended June 30, 2004
Revenues	$170,592	$121,983	$84,203	$(76,325)	$300,453
Depreciation and amortization	15,411	2,045	4,524	—	21,980
Operating income	12,199	25,363	9,422	—	46,984
EBITDA(1)	27,610	27,408	13,946	—	68,964
Fair value loss on interest rate derivative	—	299	—	—	299

	Transaction Services	Credit Services	Marketing Services	Other/ Elimination	Total
	(in thousands)
Six months ended June 30, 2003
Revenues	$294,474	$207,142	$130,572	$(140,965)	$491,223
Depreciation and amortization	24,483	2,516	8,758	—	35,757
Operating income	18,219	29,273	13,138	—	60,630
EBITDA(1)	42,702	31,789	21,896	—	96,387
Fair value loss on interest rate derivative	—	1,945	—	—	1,945
Six months ended June 30, 2004
Revenues	$342,174	$264,176	$164,565	$(158,056)	$612,859
Depreciation and amortization	32,099	3,999	9,195	—	45,293
Operating income	19,430	63,406	19,681	—	102,517
EBITDA(1)	51,529	67,405	28,876	—	147,810
Fair value loss on interest rate derivative	—	808	—	—	808

(1)
See "Use of Non-GAAP Financial Measures" set forth in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our use of EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

9. STOCK COMPENSATION

        At June 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the

Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in thousands, except per share amounts)
Net income, as reported	$14,089	$28,016	$26,404	$60,357
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	1,725	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(2,288)	(2,190)	(6,301)	(4,063)

Net income, pro forma	$11,801	$25,826	$21,828	$56,294

Net income per share:
Basic—as reported	$0.18	$0.35	$0.35	$0.75
Diluted—as reported	$0.18	$0.33	$0.34	$0.72
Basic—pro forma	$0.15	$0.32	$0.29	$0.70
Diluted—pro forma	$0.15	$0.31	$0.28	$0.67

10. RESTATEMENT

        Subsequent to the issuance of its condensed consolidated financial statements for the three months and six months ended June 30, 2003, the Company determined that the translation of the Company's Canadian subsidiary's financial statements was not in accordance with SFAS No. 52, "Foreign Currency Translation". The Company had been using historical exchange rates in the translation of deferred revenue and goodwill instead of the correct current period exchange rates. As a result, the financial statements presented for three months and six months ended June 30, 2003, have been restated. A summary of the significant effects of the restatement is as follows:

	Three months ended June 30, 2003		Six months ended June 30, 2003
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Revenues	$247,567	$251,034	$487,756	$491,223
Operating expenses	216,034	216,034	430,593	430,593
Fair value loss on interest rate derivative	797	797	1,945	1,945
Interest expense	7,107	7,107	11,663	11,663
Other debt-related expenses	4,275	4,275	4,275	4,275

Income before income taxes	19,354	22,821	39,280	42,747
Provision for income taxes	7,407	8,732	15,019	16,343

Net income	$11,947	$14,089	$24,261	$26,404

Net income per share—basic	$0.15	$0.18	$0.32	$0.35

Net income per share—diluted	$0.15	$0.18	$0.31	$0.34

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2003.

        The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the results of operations for the three and six months ended June 30, 2003 as discussed in Note 10 to the unaudited condensed consolidated financial statements.

Year to Date in Review Highlights

        Our year to date 2004 results of operations were largely impacted by new and renewed agreements with significant clients and two capital market transactions. During the first six months of 2004, we signed or renewed agreements with several significant clients and sponsors:

  •
  In January 2004, we signed a long-term renewal with BMO Bank of Montreal MasterCard, a top-five client and founding sponsor in the AIR MILES Reward Program.

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

  •
  In May 2004, we signed a long-term renewal with The Buckle, Inc. to provide private label credit card and marketing services.

  •
  In May 2004, we signed a multi-year agreement with Alimentation Couche-Tard Inc. to provide payment processing services to Circle K convenience stores across the United States.

  •
  In June 2004, we signed a long-term agreement with Little Switzerland, Inc. to provide private label credit card and marketing services.

Additionally, in the first six months of 2004, we completed two significant capital market transactions:

  •
  In April 2004, we amended our Credit Facility (364-Day) to extend for an additional 364 days the terms of the previous Credit Facility (364-Day).

  •
  In May 2004, we completed the sale of $500.0 million in asset backed notes for our securitization trusts.

Critical Accounting Policies and Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Non-GAAP Financial Measures

        EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus depreciation and amortization, fair value loss on interest rate derivative, interest expense, other debt-related expenses and provision for income taxes. Operating EBITDA is a non-GAAP financial measure equal to EBITDA adjusted for the changes in deferred revenue and the change in redemption settlement assets. We have presented EBITDA and operating EBITDA because we use them to monitor compliance with the financial covenants in our credit agreements, such as debt-to-operating EBITDA and operating EBITDA to interest expense ratios. We also use EBITDA and operating EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Therefore, we believe that EBITDA and operating EBITDA provide useful information to our investors regarding our performance and overall results of operations. We also present EBITDA margin, which is EBITDA divided by revenue. EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA and operating EBITDA measures presented in this Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements. The following sets forth a reconciliation of net income to EBITDA and operating EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in thousands)
Net income	$14,089	$28,016	$26,404	$60,357
Depreciation and other amortization	13,370	15,234	26,295	31,789
Amortization of purchased intangibles	5,109	6,746	9,462	13,504
Fair value loss on interest rate derivative	797	299	1,945	808
Interest expense	7,107	1,715	11,663	4,828
Other debt-related expenses	4,275	—	4,275	—
Provision for income taxes	8,732	16,954	16,343	36,524

EBITDA	53,479	68,964	96,387	147,810
Change in deferred revenue	43,795	(759)	76,374	(1,485)
Change in redemption settlement assets	(21,106)	7,155	(35,363)	1,342

Operating EBITDA	$76,168	$75,360	$137,398	$147,667

Note:  Operating EBITDA is affected by fluctuations in foreign exchange rates and transfers of cash to redemption settlement assets.

Results of Operations

Three months ended June 30, 2003 compared to the three months ended June 30, 2004

	Three months ended June 30,		Change
	2003	2004	$	%
	(in thousands, except percentages)
Revenue:
Transaction Services	$151,355	$170,592	$19,237	12.7%
Credit Services	97,963	121,983	24,020	24.5
Marketing Services	70,837	84,203	13,366	18.9
Other/Eliminations	(69,121)	(76,325)	(7,204)	10.4

Total	$251,034	$300,453	$49,419	19.7%

EBITDA:
Transaction Services	$24,109	$27,610	$3,501	14.5%
Credit Services	14,755	27,408	12,653	85.8
Marketing Services	14,615	13,946	(669)	(4.6)

Total	$53,479	$68,964	$15,485	29.0%

Depreciation and amortization:
Transaction Services	$12,914	$15,411	$2,497	19.3%
Credit Services	1,097	2,045	948	86.4
Marketing Services	4,468	4,524	56	1.3

Total	$18,479	$21,980	$3,501	18.9%

Operating income:
Transaction Services	$11,195	$12,199	$1,004	9.0%
Credit Services	13,658	25,363	11,705	85.7
Marketing Services	10,147	9,422	(725)	(7.1)

Total	$35,000	$46,984	$11,984	34.2%

Segment operating data:
Statements generated	40,533	47,547	7,014	17.3%
Core transactions processed	504,993	667,203	162,210	32.1%
Credit Sales	$1,334,268	$1,548,427	$214,159	16.1%
Average securitized portfolio	$2,534,256	$2,981,129	$446,873	17.6%
AIR MILES reward miles issued	616,275	690,179	73,904	12.0%
AIR MILES reward miles redeemed	347,182	441,705	94,523	27.2%

        Revenue.    Total revenue increased $49.4 million, or 19.7%, to $300.5 million for the three months ended June 30, 2004 from $251.0 million for the comparable period in 2003. The increase was due to a 12.7% increase in Transaction Services revenue, a 24.5% increase in Credit Services revenue and an 18.9% increase in Marketing Services revenue as follows:

  •
  Transaction Services.  Transaction Services revenue increased $19.2 million, or 12.7%, primarily due to an increase in the number of statements generated. The increase in the number of statements generated is attributable to our utility and private label clients. Statements generated increased by 17.3%, while revenue per statement remained consistent. The increase in statements is primarily from the addition of new clients in both utility—CBSI (acquired in September 2003) and Orcom (acquired in December 2003) and private label—Stage Stores (signed in September 2003) and Peebles (signed January 2004) and core growth in existing clients. Additional growth in transaction services revenue came from an increase in core transactions processed of 32.1% as our petroleum clients experienced higher transaction volume due to higher gas prices. Higher gas prices drive more frequent visits by consumers to our petroleum clients.

  •
  Credit Services.  Credit Services revenue increased $24.0 million, or 24.5%, primarily due to a 27.8% increase in finance charges, net. Finance charges, net increased $17.6 million primarily as a result of a 17.6% increase in average securitized accounts receivable and a 40 basis point improvement in net charge-offs compared to the same period in 2003.

  •
  Marketing Services.  Marketing Services revenue increased $13.4 million, or 18.9%, primarily due to an $11.5 million increase in redemption revenue related to a 27.2% increase in the redemption of AIR MILES reward miles. Deferred revenue-redemption is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Excluding foreign currency movement, deferred revenue redemption increased $5.0 million, reflecting the greater number of AIR MILES reward miles issued in the period than redeemed. Foreign currency reduced deferred revenue-redemption by $7.3 million for the three months ended June 30, 2004.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $33.9 million, or 17.2%, to $231.5 million during the three months ended June 30, 2004 from $197.6 million during the comparable period in 2003. Total EBITDA margin increased to 23.0% for the three months ended June 30, 2004 from 21.3% for the comparable period in 2003, primarily due to increased margins for Transaction Services and Credit Services, partially offset by a decreased margin for Marketing Services.

  •
  Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $15.8 million, or 12.4%, to $143.0 million for the three months ended June 30, 2004 from $127.2 million for the comparable period in 2003, and EBITDA margin increased to 16.2% for the three months ended June 30, 2004 from 15.9% during the comparable period in 2003. The increase in EBITDA margin was primarily the result of an increase in revenue driven by a 17.3% increase in the segment's key driver, statements generated.

  •
  Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $11.4 million, or 13.7%, to $94.6 million for the three months ended June 30, 2004 from $83.2 million for the comparable period in 2003, and EBITDA margin increased to 22.5% for the three months ended June 30, 2004 from 15.1% for the comparable period in 2003. The increased EBITDA margin is the result of favorable revenue trends from increased receivable balances and lower net charge-offs.

  •
  Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $14.1 million, or 25.1%, to $70.3 million for the three months ended June 30, 2004 from $56.2 million for the comparable period in 2003, and EBITDA margin decreased to 16.6% for the three months ended June 30, 2004 from 20.6% for the comparable period in 2003. EBITDA margin decreased due to increased marketing expenses for AIR MILES sponsor programs compared to the prior period and a higher mix of lower margin redemption revenue during the current quarter.

  •
  Depreciation and Amortization.  Depreciation and amortization increased $3.5 million, or 18.9%, to $22.0 million for the three months ended June 30, 2004 from $18.5 million for the comparable period in 2003 due to an increase in depreciation and other amortization of $1.9 million related to the start-up of a new product offering in our Transaction Services segment and a $1.6 million increase in the amortization of purchased intangibles.

        Operating Income.    Operating income increased $12.0 million, or 34.2%, to $47.0 million for the three months ended June 30, 2004 from $35.0 million during the comparable period in 2003. Operating income increased due to the revenue and expense factors discussed above.

        Interest Expense.    Interest expense decreased $5.4 million, or 76.1%, to $1.7 million for the three months ended June 30, 2004 from $7.1 million for the comparable period in 2003 as interest expense in 2003 was impacted by a loss on the termination of a cross currency interest rate swap. The interest rate swap was terminated with the refinancing of the prior credit facilities and repayment of the associated term debt.

        Taxes.    Income tax expense increased $8.3 million to $17.0 million for the three months ended June 30, 2004 from $8.7 million in 2003 due to an increase in income before income taxes. Our effective tax rate of 37.7% in 2004 improved from the 38.2% effective rate in 2003.

Six months ended June 30, 2003 compared to the six months ended June 30, 2004

	Six months ended June 30,		Change
	2003	2004	$	%
	(in thousands, except percentages)
Revenue:
Transaction Services	$294,474	$342,174	$47,700	16.2%
Credit Services	207,142	264,176	57,034	27.5
Marketing Services	130,572	164,565	33,993	26.0
Other/Eliminations	(140,965)	(158,056)	(17,091)	(12.1)

Total	$491,223	$612,859	$121,636	24.8%

EBITDA:
Transaction Services	$42,702	$51,529	$8,827	20.7%
Credit Services	31,789	67,405	35,616	112.0
Marketing Services	21,896	28,876	6,980	31.9

Total	$96,387	$147,810	$51,423	53.4%

Depreciation and amortization:
Transaction Services	$24,483	$32,099	$7,616	31.1%
Credit Services	2,516	3,999	1,483	58.9
Marketing Services	8,758	9,195	437	5.0

Total	$35,757	$45,293	$9,536	26.7%

Operating income:
Transaction Services	$18,219	$19,430	$1,211	6.6%
Credit Services	29,273	63,406	34,133	116.6
Marketing Services	13,138	19,681	6,543	49.8

Total	$60,630	$102,517	$41,887	69.1%

Segment operating data:
Statements generated	79,843	95,536	15,693	19.7%
Core transactions processed	957,981	1,271,744	313,763	32.8%
Credit Sales	$2,452,640	$2,859,331	$406,691	16.6%
Average securitized portfolio	$2,584,187	$3,004,585	$420,398	16.3%
AIR MILES reward miles issued	1,188,008	1,310,929	122,921	10.3%
AIR MILES reward miles redeemed	668,780	848,897	180,117	26.9%

        Revenue.    Total revenue increased $121.6 million, or 24.8%, to $612.9 million for the six months ended June 30, 2004 from $491.2 million for the comparable period in 2003. The increase was due to a 16.2% increase in Transaction Services revenue, a 27.5% increase in Credit Services revenue and a 26.0% increase in Marketing Services revenue as follows:

  •
  Transaction Services.  Transaction Services revenue increased $47.7 million, or 16.2%, primarily due to an increase in the number of statements generated. The increase in the number of statements generated is attributable to our utility and private label clients. Statements generated increased by 19.7%, while revenue per statement remained consistent. The increase in statements is primarily from the addition of new clients in both utility—Centrica (signed in March 2003), CBSI (acquired in September 2003) and Orcom (acquired in December 2003) and private label—Stage Stores (signed in September 2003) and Peebles (signed in January 2004) and core growth in existing clients. Core transactions processed increased by 32.8% as our petroleum clients experienced higher transaction volume due to higher gas prices. Higher gas prices drive more frequent visits by consumers to our petroleum clients.

  •
  Credit Services.  Credit Services revenue increased $57.0 million, or 27.5%, primarily due to a 32.5% increase in finance charges, net. Finance charges, net increased $45.8 million primarily as a result of a 16.3% increase in average securitized accounts receivable, an 89 basis point improvement in collected yield, representing interest and late fees collected from our cardholders, and a 10 basis point improvement in net charge-offs compared to the same period in 2003.

  •
  Marketing Services.  Marketing Services revenue increased $34.0 million, or 26.0%, primarily due to a $26.8 million increase in redemption revenue related to a 26.9% increase in the redemption of AIR MILES reward miles. Deferred revenue-redemption is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Excluding foreign currency movement, deferred revenue redemption increased $8.9 million, reflecting the greater number of AIR MILES reward miles issued in the period than redeemed. Foreign currency reduced deferred revenue-redemption by $10.9 million for the six months ended June 30, 2004.

        Operating Expenses.    Total operating expenses, excluding depreciation and amortization, increased $70.2 million, or 17.8%, to $465.0 million during the six months ended June 30, 2004 from $394.8 million during the comparable period in 2003. Total EBITDA margin increased to 24.1% for the six months ended June 30, 2004 from 19.6% for the comparable period in 2003, primarily due to increased margins for Transaction Services, Credit Services and Marketing Services.

  •
  Transaction Services.  Transaction Services operating expenses, excluding depreciation and amortization, increased $38.8 million, or 15.4%, to $290.6 million for the six months ended June 30, 2004 from $251.8 million for the comparable period in 2003, and EBITDA margin increased to 15.1% for the six months ended June 30, 2004 from 14.5% during the comparable period in 2003. The increase in EBITDA margin was primarily the result of an increase in revenue driven by a 19.7% increase in the segment's key driver, statements generated.

  •
  Credit Services.  Credit Services operating expenses, excluding depreciation and amortization, increased $21.4 million, or 12.2%, to $196.8 million for the six months ended June 30, 2004 from $175.4 million for the comparable period in 2003, and EBITDA margin increased to 25.5% for the six months ended June 30, 2004 from 15.3% for the same period in 2003. The increased margin is the result of favorable revenue trends from increased receivable balances, higher collected yield, lower net charge-offs and lower financing costs as a result of the refinancing of our public securitization bonds during 2003.

  •
  Marketing Services.  Marketing Services operating expenses, excluding depreciation and amortization, increased $27.0 million, or 24.8%, to $135.7 million for the six months ended June 30, 2004 from $108.7 million for the comparable period in 2003, and EBITDA margin increased to 17.5% for the six months ended June 30, 2004 from 16.8% for the comparable period in 2003. The increase in EBITDA margin is the result of revenue improvements as discussed above.

  •
  Depreciation and Amortization.  Depreciation and amortization increased $9.5 million, or 26.7%, to $45.3 million for the six months ended June 30, 2004 from $35.8 million for the comparable period in 2003 due to an increase in depreciation and other amortization of $5.5 million related to the start-up of a new product offering in our Transaction Services segment and a $4.0 million increase in the amortization of purchased intangibles.

        Operating Income.    Operating income increased $41.9 million, or 69.1%, to $102.5 million for the six months ended June 30, 2004 from $60.6 million during the comparable period in 2003. Operating income increased due to the revenue and expense factors discussed above.

        Interest Expense.    Interest expense decreased $6.9 million, or 59.0%, to $4.8 million for the six months ended June 30, 2004 from $11.7 million for the comparable period in 2003 as interest expense in 2003 was impacted by a loss on the termination of a cross currency interest rate swap. The interest rate swap was terminated with the refinancing of the prior credit facilities and repayment of the associated term debt

        Other Debt-Related Expenses.    During the six months ended June 30, 2003, we wrote off $4.3 million of debt issuance costs related to the refinancing of our prior credit facilities and repayment of a subordinated note.

        Taxes.    Income tax expense increased $20.2 million to $36.5 million for the six months ended June 30, 2004 from $16.3 million in 2003 due to an increase in income before income taxes. Our effective tax rate of 37.7% in 2004 improved from the 38.2% effective rate in 2003.

Asset Quality

        Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. The vintage of a portfolio is a significant indicator of the quality of credit card receivables. At June 30, 2004, 45.5% of securitized accounts with balances and 40.2% of securitized receivables were less than 24 months old. These vintages are consistent with our historical trends.

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

        The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2003	% of total	June 30, 2004	% of total
	(dollars in thousands)
Receivables outstanding	$3,186,799	100.0%	$3,025,984	100.0%
Loan balances contractually delinquent:
31 to 60 days	57,931	1.8	51,888	1.7
61 to 90 days	35,849	1.1	33,218	1.1
91 or more days	70,447	2.2	60,915	2.0

Total	$164,227	5.2%	$146,021	4.8%

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

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(dollars in thousands)
Average securitized portfolio	$2,534,256	$2,981,129	$2,584,187	$3,004,585
Net charge-offs	48,556	54,635	93,567	106,047
Net charge-offs as a percentage of average loans outstanding (annualized)	7.7%	7.3%	7.2%	7.1%

Liquidity and Capital Resources

        Operating Activities.    We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Six months ended June 30,
	2003	2004
	(in thousands)
Cash provided by operating activities before change in merchant settlement activity	$48,618	$179,345
Net change in merchant settlement activity	49,164	17,517

Cash provided by operating activities	$97,782	$196,862

        We generated cash flow from operating activities before change in merchant settlement activity of $179.3 million for the six months ended June 30, 2004 compared to $48.6 million for the comparable period in 2003. The increase in operating cash flows before change in merchant settlement activity is related primarily to the proceeds from the sale of credit card receivable portfolios to our securitization trusts as well as improved operating results for the six months ended June 30, 2004, in addition to working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

        Investing Activities.    We had cash provided by investing activities of $55.1 million for the six months ended June 30, 2004 compared to net cash used of $23.7 million for the comparable period in 2003. Significant components of investing activities are as follows:

  •
  Acquisitions.  Net cash outlays, net of cash received, for acquisitions for the six months ended June 30, 2004 was $0.8 million compared to $2.6 million in the comparable period in 2003. The outlay for acquisitions in 2003 relates to the January 2003 purchase of substantially all of the assets of ExoLink Corporation, a provider of utility back office support services.

  •
  Payments to Secure Customer Contracts.  Net cash outlays, net of cash received, for payments to secure customer contracts for the six months ended June 30, 2004 was none compared to $30.5 million in the comparable period in 2003. The 2003 cash outlay related to the March 2003 purchase of the customer care back office operations of America Electric Power Company related to the deregulated Texas marketplace.

  •
  Securitizations and Receivables Funding.  We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of June 30, 2004, we had over $3.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity was $83.6 million for the six months ended June 30, 2004 and $35.7 million for the comparable period in 2003. We intend to utilize our securitization program for the foreseeable future.

  •
  Capital Expenditures.  Our capital expenditures for the six months ended June 30, 2004 were $22.3 million compared to $20.0 million for the comparable period in 2003. This is consistent with our normal level of capital expenditures. We have no expectation that this will change in the foreseeable future.

        Financing Activities.    Net cash used in financing activities was $164.5 million for the six months ended June 30, 2004 compared to $18.4 million of net cash provided in the comparable period in 2003. Our financing activities during the six months ended June 30, 2004 relate primarily to borrowings and repayments under our revolving credit facilities. Financing activities during the six months ended June 30, 2003 were impacted by the proceeds from a public offering of common stock.

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

        In May 2004, the WFN Trusts issued $390.0 million of Class A Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.18% per year and that will mature in May 2009, $42.5 million of Class B Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.50% per year and that will mature in May 2009 and $67.5 million of Class C Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 1.00% per year and that will mature in May 2009.

        The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor's, Moody's and Fitch. The WFN Trusts entered into interest rate swaps that effectively fix the interest rates on the notes starting at 5.9% and averaging 4.7% over the term of the interest rate swap.

        As of June 30, 2004, the WFN Trusts had over $3.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of 6% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 7% for the remainder of the year. Accordingly, at December 31, the WFN Trusts typically have their highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

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

        Once World Financial Network National Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables' performance and the continued solvency of the retailer where the underlying sales were generated. In the event one of those or other similar covenants is breached, an early amortization event could be declared, in which case the trustee for the securitization trust would retain World Financial Network National Bank's interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Network National Bank, until such time as the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables. There have been no early amortization events as of June 30, 2004.

        Certificates of Deposit.    We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 1.6% to 3.3%. As of June 30, 2004, we had $51.5 million of certificates of deposit outstanding. Certificates of deposit during the six months ended June 30, 2004 decreased as a result of normal seasonal trends and the sale of receivables to the securitization trusts. Certificate of deposit borrowings are subject to regulatory capital requirements.

        Credit Facilities.    On April 10, 2003, we entered into three new credit facilities to replace our prior credit facilities. The first facility provides for a $150.0 million revolving commitment and matures in April 2006. The second facility is a 364 day facility and provides for an additional $150.0 million revolving commitment that would have matured in April 2004. The third facility provides for a $100.0 million revolving commitment to Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, and matures in April 2006. The covenants contained in the three credit facilities are substantially identical. We are in compliance with our covenants.

        We amended our Credit Facility (364-Day) by and among us, the guarantors from time to time party thereto, the banks from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent, as of April 8, 2004, to extend for an additional 364 days the terms of the previous Credit Facility (364-Day) dated as of April 10, 2003, by and among the same parties. As of June 30, 2004, no amounts have been drawn against the Credit Facility (364-Day).

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

        At June 30, 2004, we had borrowings of $149.2 million outstanding under these credit facilities (with an average interest rate of 3.1%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $250.8 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $50.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.

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

Item 4. Controls and Procedures

Evaluation

        As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

        We do not currently have a common stock repurchase program in place. However, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the second quarter of 2004. The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
During 2004:
April	6,313	$33.49	—	—
May	8,714	35.27	—	—
June	8,386	39.53	—	—

Total	23,413	$36.32	—	—

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        On June 8, 2004, the annual meeting of stockholders was held in Dallas, Texas for our stockholders of record on April 14, 2004. Each of Lawrence M. Benveniste, D. Keith Cobb and Kenneth R. Jensen was elected by a plurality of votes as Class I directors to serve until the annual meeting of stockholders in 2007 and until their successors are duly elected and qualified. Dr. Benveniste received 73,039,630 votes for and 4,428,557 votes withheld/against. Mr. Cobb received 72,871,734 votes for and 4,596,453 votes withheld/against. Mr. Jensen received 70,899,050 votes for and 6,569,137 votes withheld/against.

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
10.1
Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 of the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).
10.2
Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.3
First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).
10.4
Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.5
Supplemental Indenture No.1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

10.6
Issuance Supplement to Series 2003-A Indenture Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 of the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).
10.7
Series 2004-A Indenture Supplement, dated as of May 19, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
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

*
Filed herewith

(b)
Reports on Form 8-K:

        On July 21, 2004, we furnished to the SEC a Current Report on Form 8-K, dated July 21, 2004. The Current Report on Form 8-K relates to our earnings for the second quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION
Date: August 6, 2004	By:	/s/ EDWARD J. HEFFERNAN Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 6, 2004	By:	/s/ MICHAEL D. KUBIC Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
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
10.1
Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 of the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).
10.2
Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.3
First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).
10.4
Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.5
Supplemental Indenture No.1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).
10.6
Issuance Supplement to Series 2003-A Indenture Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 of the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

10.7
Series 2004-A Indenture Supplement, dated as of May 19, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
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