Form 10-Q
period 2004-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2004-11-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     As of October 29, 2004, 81,672,558 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1. Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	September 30,
	2003	2004
ASSETS
Cash and cash equivalents	$67,745	$158,990
Due from card associations	7,855	6,304
Trade receivables, net	125,396	127,835
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($17,151 and $11,407 at December 31, 2003 and September 30, 2004, respectively)	271,396	209,635
Deferred tax asset, net	45,881	44,512
Other current assets	64,579	73,330

Total current assets	582,852	620,606
Redemption settlement assets, restricted	215,271	230,466
Property and equipment, net	133,746	118,451
Other non-current assets	27,647	25,646
Due from securitizations	280,778	178,471
Intangible assets, net	143,733	126,870
Goodwill	484,415	477,566

Total assets	$1,868,442	$1,778,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$64,486	$66,848
Accrued expenses	108,861	120,828
Merchant settlement obligations	56,904	74,343
Other current liabilities	59,359	50,899
Certificates of deposit	195,800	32,600
Other current debt	4,990	4,255

Total current liabilities	490,400	349,773
Other long-term liabilities	13,731	9,140
Deferred tax liability, net	6,744	2,691
Deferred revenue—service	132,741	144,882
Deferred revenue—redemption	333,134	356,006
Certificates of deposit	4,600	—
Credit facilities and other debt, long-term	184,761	97,898

Total liabilities	1,166,111	960,390
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 80,043 shares as of December 31, 2003, 81,744 shares as of September 30, 2004	800	817
Additional paid-in capital	611,550	637,163
Treasury stock, at cost, 418 shares (December 31, 2003 and September 30, 2004)	(6,151)	(6,151)
Retained earnings	96,965	183,319
Accumulated other comprehensive (loss) income	(833)	2,538

Total stockholders’ equity	702,331	817,686

Total liabilities and stockholders’ equity	$1,868,442	$1,778,076

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
	as restated-		as restated-
	see Note 10		see Note 10
Revenues
Transaction and marketing services	$135,013	$157,247	$396,534	$463,025
Redemption	45,100	55,339	123,236	160,316
Securitization income	73,744	80,643	214,189	268,160
Other revenue	5,230	5,643	14,693	19,101

Total revenues	259,087	298,872	748,652	910,602
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	191,241	218,908	558,188	654,876
General and administrative	12,945	15,414	40,835	44,494
Depreciation and other amortization	13,382	15,236	39,676	47,025
Amortization of purchased intangibles	4,760	6,556	14,222	20,060

Total operating expenses	222,328	256,114	652,921	766,455

Operating income	36,759	42,758	95,731	144,147

Fair value loss on interest rate derivative	462	—	2,407	808
Interest expense, net	2,105	1,029	12,110	4,727
Other debt-related expenses	—	—	4,275	—

Income before income taxes	34,192	41,729	76,939	138,612
Provision for income taxes	13,112	15,732	29,456	52,258

Net income	$21,080	$25,997	$47,483	$86,354

Net income per share—basic	$0.27	$0.32	$0.61	$1.07

Net income per share—diluted	$0.26	$0.31	$0.60	$1.03

Weighted average shares—basic	79,227	81,387	77,452	80,861

Weighted average shares—diluted	82,352	84,703	79,715	83,792

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2003	2004
	as restated-
	see Note 10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,483	$86,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,898	67,085
Deferred income taxes	(1,594)	12,868
Accretion of deferred income	(547)	—
Fair value loss on interest rate derivative	2,407	808
Provision for (recovery of) doubtful accounts	12,497	(661)
Non-cash compensation	2,654	—
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivables	(10,678)	(4,136)
Change in merchant settlement activity	8,525	18,990
Change in other assets	(12,607)	3,135
Change in accounts payable and accrued expenses	32,045	16,700
Change in deferred revenue	25,378	21,053
Change in other liabilities	609	(15,370)
Purchase of credit card receivables	(271,251)	(34,417)
Proceeds from sale of credit card receivable portfolios to securitization trusts	202,322	105,538
Other operating activities	5,435	381

Net cash provided by operating activities	96,576	278,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(12,724)	(6,434)
Payments for acquired businesses, net of cash acquired	(17,469)	(780)
Payments to secure customer contracts	(30,541)	—
Change in seller’s interest	(46,536)	(9,838)
Change in due from securitizations	26,997	101,059
Capital expenditures	(29,758)	(35,244)
Other investing activities	3,935	(530)

Net cash (used in) provided by investing activities	(106,096)	48,233
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	501,709	339,773
Repayment of borrowings	(558,073)	(595,716)
Payment of capital lease obligations	(568)	(3,892)
Proceeds from public stock offering	61,910	—
Proceeds from other issuances of common stock	14,905	25,630

Net cash provided by (used in) financing activities	19,883	(234,205)

Effect of exchange rate changes on cash and cash equivalents	4,255	(1,111)

Change in cash and cash equivalents	14,618	91,245
Cash and cash equivalents at beginning of period	30,439	67,745

Cash and cash equivalents at end of period	$45,057	$158,990

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,236	$6,719

Income taxes paid	$11,996	$15,106

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

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

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

     The computation of the number of shares used in calculating basic and diluted net income per share is as follows. No adjustments were made to net income in the computation of diluted net income per share for all periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
		(in thousands)
Weighted-average common shares outstanding used for calculation of basic net income per share	79,227	81,387	77,452	80,861
Employee stock options	3,125	3,316	2,263	2,931

Total shares used for calculation of diluted net income per share	82,352	84,703	79,715	83,792

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS AND GOODWILL

     Intangible assets consist of the following:

	September 30, 2004
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$43,137	$(10,976)	$32,161	3-10 years—straight line
Customer contracts and lists	113,153	(39,058)	74,095	3-20 years—straight line
Noncompete agreements	1,500	(1,109)	391	1-5 years—straight line
Collector database	55,482	(35,259)	20,223	15%—declining balance

Total intangible assets	$213,272	$(86,402)	$126,870

	December 31, 2003
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$42,142	$(6,774)	$35,368	3-10 years—straight line
Customer contracts and lists	131,487	(46,308)	85,179	3-20 years—straight line
Noncompete agreements	4,300	(3,399)	901	1-5 years—straight line
Collector database	53,991	(31,706)	22,285	15%—declining balance

Total intangible assets	$231,920	$(88,187)	$143,733

Goodwill

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total
		(in thousands)
Balance, December 31, 2003	$304,606	$—	$179,809	$484,415
Goodwill acquired during period	—	—	—	—
Effects of foreign currency translation	1,815	—	4,966	6,781
Recognition of deferred tax asset, net (1)	(13,371)	—	—	(13,371)
Other, primarily final purchase price adjustments	(259)	—	—	(259)

Balance, September 30, 2004	$292,791	$—	$184,775	$477,566

(1)	The Company determined the final value of certain deferred tax assets and liabilities related primarily to net operating losses acquired as part of the acquisition of Orcom Solutions, Inc. Such amounts have been reclassified from goodwill subsequent to the acquisition.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT

     Debt consists of the following:

	December 31,	September 30,
	2003	2004
	(in thousands)
Certificates of deposit	$200,400	$32,600
Credit facilities	179,789	91,704
Other	9,962	10,449

	390,151	134,753
Less: current portion	(200,790)	(36,855)

Long term portion	$189,361	$97,898

     The Company amended its 364-day credit facility by and among the Company, the guarantors from time to time party thereto, the banks from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent, as of April 8, 2004, to extend for an additional 364 days the terms of the previous 364-day credit facility dated as of April 10, 2003, by and among the same parties. As of September 30, 2004, no amounts have been drawn against the 364-day credit facility. On October 21, 2004 the Company made further amendments to its credit facilities-see Note 11.

     As of September 30, 2004, the certificates of deposit had effective annual fixed rates ranging from 1.9% to 3.1%, and the credit facilities had an average interest rate of 3.0%.

5. DEFERRED REVENUE

     A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows (in thousands):

Deferred Revenue—Service
Beginning balance December 31, 2003	$132,741
Cash proceeds	61,118
Revenue recognized	(53,057)
Effects of foreign currency translation	4,080

Ending balance September 30, 2004	$144,882

Deferred Revenue—Redemption
Beginning balance December 31, 2003	$333,134
Cash proceeds	112,479
Revenue recognized	(99,810)
Effects of foreign currency translation	10,203

Ending balance September 30, 2004	$356,006

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES

     For the three and nine months ended September 30, 2004, the Company has utilized an effective tax rate of 37.7% to calculate its provision for income taxes. In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2004 based on all known variables.

7. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax effect, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
		(in thousands)
Net income	$21,080	$25,997	$47,483	$86,354
Change in fair value of derivatives	—	—	(1,755)	—
Reclassifications into earnings(1)	(963)	—	2,440	482
Unrealized gain (loss) on securities available-for-sale	792	1,055	307	(951)
Foreign currency translation adjustments(2)	205	1,582	3,159	3,840

Total comprehensive income	$21,114	$28,634	$51,634	$89,725

(1)	Reclassifications into earnings arise from interest rate swaps, a foreign currency hedge, and amortization of amounts recorded in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133.

(2)	Primarily related to the impact of changes in the Canadian currency exchange rate.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SEGMENT INFORMATION

     Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total
	(in thousands)
Three months ended September 30, 2003
Revenues	$152,148	$106,595	$71,966	$(71,622)	$259,087
EBITDA	23,547	18,463	12,891	—	54,901
Depreciation and amortization	12,823	1,148	4,171	—	18,142
Operating income	10,724	17,315	8,720	—	36,759
Fair value loss on interest rate derivative	—	462	—	—	462
Interest expense, net	—	—	—	2,105	2,105
Income before income taxes	10,724	16,853	8,720	(2,105)	34,192
Three months ended September 30, 2004
Revenues	$169,434	$121,398	$84,992	$(76,952)	$298,872
EBITDA	25,075	26,328	13,147	—	64,550
Depreciation and amortization	14,808	2,039	4,945	—	21,792
Operating income	10,267	24,289	8,202	—	42,758
Interest expense, net	—	—	—	1,029	1,029
Income before income taxes	10,267	24,289	8,202	(1,029)	41,729

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total
	(in thousands)
Nine months ended September 30, 2003
Revenues	$446,566	$312,353	$202,320	$(212,587)	$748,652
EBITDA	66,190	48,871	34,568	—	149,629
Depreciation and amortization	37,305	3,665	12,928	—	53,898
Operating income	28,885	45,206	21,640	—	95,731
Fair value loss on interest rate derivative	—	2,407	—	—	2,407
Interest expense, net	—	—	—	12,110	12,110
Other debt related expenses	—	—	—	4,275	4,275
Income before income taxes	28,885	42,799	21,640	(16,385)	76,939
Nine months ended September 30, 2004
Revenues	$511,531	$384,631	$249,449	$(235,009)	$910,602
EBITDA	76,528	92,790	41,914	—	211,232
Depreciation and amortization	46,907	6,039	14,139	—	67,085
Operating income	29,621	86,751	27,775	—	144,147
Fair value loss on interest rate derivative	—	808	—	—	808
Interest expense, net	—	—	—	4,727	4,727
Income before income taxes	29,621	85,943	27,775	(4,727)	138,612

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK COMPENSATION

     At September 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
	(in thousands, except per share amounts)
Net income, as reported	$21,080	$25,997	$47,483	$86,354
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	1,725	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(3,671)	(2,313)	(9,972)	(6,580)

Net income, pro forma	$17,409	$23,684	$39,236	$79,774

Net income per share:
Basic—as reported	$0.27	$0.32	$0.61	$1.07
Diluted—as reported	$0.26	$0.31	$0.60	$1.03
Basic—pro forma	$0.22	$0.29	$0.51	$0.99
Diluted—pro forma	$0.21	$0.28	$0.49	$0.95

     As of September 30, 2004, performance based restricted stock awards representing an aggregate of approximately 320,898 shares are outstanding and subject to restrictions of which 199,120 shares were granted in 2001.

10. RESTATEMENT

     Subsequent to the issuance of its condensed consolidated financial statements for the three months and nine months ended September 30, 2003, the Company determined that the translation of the Company’s Canadian subsidiary’s financial statements was not in accordance with SFAS No. 52, “Foreign Currency Translation”. The Company had been using historical exchange rates in the translation of deferred revenue and goodwill instead of the correct current period exchange rates. As a result, the financial statements presented for three months and nine months ended September 30, 2003, have been restated. A summary of the significant effects of the restatement is as follows:

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands, except per share amounts)
Total revenues	$255,673	$259,087	$743,428	$748,652
Operating expenses	222,328	222,328	652,921	652,921
Fair value loss on interest rate derivative	462	462	2,407	2,407
Interest expense, net	2,678	2,105	14,341	12,110
Other debt-related expenses	—	—	4,275	4,275

Income before income taxes	30,205	34,192	69,484	76,939
Provision for income taxes	11,590	13,112	26,608	29,456

Net income	$18,615	$21,080	$42,876	$47,483

Net income per share—basic	$0.23	$0.27	$0.55	$0.61

Net income per share—diluted	$0.23	$0.26	$0.54	$0.60

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SUBSEQUENT EVENTS

     On October 21, 2004, the Company entered into amendments to its three credit facilities. Collectively, the three amendments increased the aggregate amount of revolving commitments under the three credit facilities from $400.0 million to $435.0 million. The amendment to the 3-year credit facility increased the amount of revolving commitments thereunder from $150.0 million to $200.0 million. The amendment to the 364-day credit facility increased the amount of revolving commitments thereunder from $150.0 million to $185.0 million. The amendment to the Canadian credit facility decreased the amount of revolving commitments thereunder from $100.0 million to $50.0 million. In addition, the amendments increased the aggregate amount of commitments permitted under the three credit facilities from $450.0 million to $500.0 million. As a result, the Company has the right to obtain commitments under the three credit facilities for an additional $65.0 million in the aggregate without having to amend the credit facilities. Except as described above, the remaining terms of each credit facility remain unchanged.

     On October 29, 2004, the Company completed the acquisition of The Relizon e-CRM Company (“Relizon”), including its wholly-owned subsidiary Epsilon Data Management, Inc. (“Epsilon”), from Relizon Holdings, LLC (“Holdings)”. Pursuant to the Agreement and Plan of Merger, dated as of October 8, 2004, as amended as of October 29, 2004, by and among ADSC, ADS Alliance Data Systems, Inc. (“ADSI”), a wholly-owned subsidiary of ADSC, Everest Nivole, Inc., a wholly-owned subsidiary of ADSI (“Everest”), Relizon, and Holdings (“Agreement and Plan of Merger”), Everest was merged with and into Relizon, with Relizon being the surviving corporation and continuing as a wholly-owned subsidiary of ADSI. At the effective time of the merger, Relizon changed its name to “Epsilon Marketing Services, Inc.”

     The main operating subsidiary of Relizon is Epsilon, which has provided customer management and loyalty solutions for over 35 years. Epsilon utilizes database technologies and analytics to evaluate the value, growth and loyalty of its clients’ customers and assists clients in acquiring new customer relationships.

     The merger consideration consisted of approximately $310.0 million in cash. The base purchase price of $310.0 million was adjusted to $314.0 million based on pre-closing estimates of customary post-closing purchase price adjustments. The actual amount of the adjustments will be determined, in accordance with the provisions of the Agreement and Plan of Merger, after the closing. Approximately $2.0 million of the purchase price was placed into escrow pending calculation of the final closing date net working capital adjustment. Approximately $10.0 million of the purchase price was placed into escrow for a period of eighteen months to satisfy potential indemnification claims. The Company paid the merger consideration from available funds on-hand and amounts available under its credit facilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2003.

     The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the results of operations for the three and nine months ended September 30, 2003 as discussed in Note 10 to the unaudited condensed consolidated financial statements.

Year to Date in Review Highlights

     Our year to date 2004 results of operations were largely impacted by new and renewed agreements with significant clients and three capital market transactions. During the first nine months of 2004, we signed or renewed agreements with several significant clients and sponsors:

•	In January 2004, we signed a long-term renewal with BMO Bank of Montreal MasterCard, a top-five client and founding sponsor in the AIR MILES Reward Program.

•	In January 2004, we entered into an agreement with Stage Stores, Inc. to purchase the Peebles’ private label credit card portfolio.

•	In January 2004, we signed a long-term renewal with Shell Canada Limited, a top-ten client and significant, high-frequency sponsor in the AIR MILES Reward Program.

•	In January 2004, we signed a long-term renewal whereby Air Canada will continue as a rewards supplier in the AIR MILES Reward Program.

•	In February 2004, we commenced a five-year agreement to start a private label credit card program with Design Within Reach.

•	In March 2004, we signed a long-term, exclusive agreement with BMO Bank of Montreal and WestJet to introduce a tri-branded MasterCard.

•	In May 2004, we signed a long-term renewal with The Buckle, Inc. to provide private label credit card and marketing services.

•	In May 2004, we signed a multi-year agreement with Alimentation Couche-Tard Inc. to provide payment processing services to Circle K convenience stores across the United States.

•	In June 2004, we signed a long-term agreement with Little Switzerland, Inc. to provide private label credit card and marketing services.

•	In August 2004, we signed a five-year agreement with American TV and Appliance of Madison, Inc. to provide a comprehensive business credit card program.

•	In September 2004, we signed a long-term agreement with RONA, to become a national Sponsor in the AIR MILES Reward Program.

Additionally, in the first nine months of 2004, we completed three significant capital market transactions:

•	In April 2004, we amended our 364-day credit facility to extend for an additional 364 days the terms of the previous 364-day credit facility.

•	In May 2004, we completed the sale of $500.0 million in asset backed notes for our securitization trusts.

•	In September 2004, we completed the sale of $900.0 million in asset backed notes for our securitization trusts.

Subsequent Events

•	In October 2004, we entered into amendments to our three credit facilities. Collectively, the three amendments increased the aggregate amount of revolving commitments under the three credit facilities from $400.0 million to $435.0 million. In addition, the amendments increased the aggregate amount of commitments permitted under the three credit facilities from $450.0 million to $500.0 million.

•	In October 2004, we acquired, via merger, Epsilon Data Management, Inc., a provider of integrated direct marketing solutions that combine value-added marketing, transaction, technology and analytical services.

Critical Accounting Policies and Estimates

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Non-GAAP Financial Measures

     EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other debt related expenses, depreciation and amortization. Operating EBITDA is a non-GAAP financial measure equal to EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with the financial covenants in our credit agreements. For the third quarter of 2004, senior debt-to-operating EBITDA was 0.3x compared to a maximum ratio of 2.0x and operating EBITDA to interest expense was 17.8x compared to a minimum ratio of 3.5x. Our covenant ratios for 2005 will be the same as 2004. As discussed in more detail in the liquidity section of the MD&A, our credit agreements together with cash flow from operations are two of our main sources of funding our acquisition strategy and of funding future working capital needs and capital expenditures. As of September 30, 2004, we had borrowings of $91.7 million outstanding under these credit agreements and had $308.3 million in unused borrowing capacity. We were in compliance with our covenants at September 30, 2004 and we expect to be in compliance with these covenants during the year ending December 31, 2004.

     We use EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. EBITDA is considered an important indicator of the operational strength of our businesses. EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital. Therefore, we believe that EBITDA provides useful information to our investors regarding our performance and overall results of operations. EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The EBITDA and operating EBITDA measures presented in this Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
	(in thousands)
Net income	$21,080	$25,997	$47,483	$86,354
Depreciation and other amortization	13,382	15,236	39,676	47,025
Amortization of purchased intangibles	4,760	6,556	14,222	20,060
Fair value loss on interest rate derivative	462	—	2,407	808
Interest expense, net	2,105	1,029	12,110	4,727
Other debt-related expenses	—	—	4,275	—
Provision for income taxes	13,112	15,732	29,456	52,258

EBITDA	54,901	64,550	149,629	211,232
Change in deferred revenue	10,073	36,498	86,447	35,013
Change in redemption settlement assets	(6,110)	(16,537)	(41,473)	(15,195)

Operating EBITDA	$58,864	$84,511	$194,603	$231,050

Note:	Operating EBITDA is affected by fluctuations in foreign exchange rates and transfers of cash to redemption settlement assets.

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2004

	Three months ended
	September 30,		Change
	2003	2004	$	%
	(in thousands, except percentages)
Revenue:
Transaction Services	$152,148	$169,434	$17,286	11.4%
Credit Services	106,595	121,398	14,803	13.9
Marketing Services	71,966	84,992	13,026	18.1
Other/Eliminations	(71,622)	(76,952)	(5,330)	7.4

Total	$259,087	$298,872	$39,785	15.4%

EBITDA:
Transaction Services	$23,547	$25,075	$1,528	6.5%
Credit Services	18,463	26,328	7,865	42.6
Marketing Services	12,891	13,147	256	2.0

Total	$54,901	$64,550	$9,649	17.6%

Depreciation and amortization:
Transaction Services	$12,823	$14,808	$1,985	15.5%
Credit Services	1,148	2,039	891	77.6
Marketing Services	4,171	4,945	774	18.6

Total	$18,142	$21,792	$3,650	20.1%

Operating income:
Transaction Services	$10,724	$10,267	$(457)	(4.3%)
Credit Services	17,315	24,289	6,974	40.3
Marketing Services	8,720	8,202	(518)	(5.9)

Total	$36,759	$42,758	$5,999	16.3%

Segment operating data:
Statements generated	41,485	47,410	5,925	14.3%
Core transactions processed	534,733	708,395	173,662	32.5%
Credit Sales	$1,315,732	$1,450,033	$134,301	10.2%
Average securitized portfolio	$2,621,941	$2,981,149	$359,208	13.7%
AIR MILES reward miles issued	678,755	733,279	54,524	8.0%
AIR MILES reward miles redeemed	371,339	435,069	63,730	17.2%

     Revenue. Total revenue increased $39.8 million, or 15.4%, to $298.9 million for the three months ended September 30, 2004 from $259.1 million for the comparable period in 2003. The increase was due to a 11.4% increase in Transaction Services revenue, a 13.9% increase in Credit Services revenue and an 18.1% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $17.3 million, or 11.4%, primarily due to an increase in the number of statements generated. The increase in the number of statements generated is attributable to our utility and private label clients. Statements generated increased by 14.3%, while revenue per statement remained consistent. The increase in statements is primarily from the addition of new clients in both utility—Conservation Billing Services Inc. (acquired in September 2003) and Orcom Solutions, Inc. (acquired in December 2003) and private label—Stage Stores, Inc. (signed in September 2003) and Peebles Inc. (signed January 2004) and core growth in existing clients. Additional growth in transaction services revenue came from an increase in merchant services revenue of 7.6% as our petroleum clients experienced higher transaction volume due to higher gas prices. Higher gas prices drive more frequent visits by consumers to our petroleum clients.

•	Credit Services. Credit Services revenue increased $14.8 million, or 13.9%, primarily due to a 9.3% increase in securitization income, a 30.0% increase in servicing fees and a 18.4% increase in merchant discount fees. Securitization income increased $6.9 million primarily as a result of a 13.7% increase in average securitized accounts receivable and an 30 basis point improvement in net charge-offs partially offset by an increase in financing costs and a decrease in collected yield, representing interest and late fees collected from our cardholders, compared to the same period in 2003. Servicing fees increased $3.6 million, primarily as a result of a 13.7% increase in average securitized portfolio. Merchant discount fees increased $2.9 million, primarily as a result of a 10.2% increase in credit sales.

•	Marketing Services. Marketing Services revenue increased $13.0 million, or 18.1%, primarily due to a $10.2 million increase in redemption revenue related to a 17.2% increase in the redemption of AIR MILES reward miles. Deferred revenue-redemption is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Excluding foreign currency movement, deferred revenue redemption increased $5.6 million, reflecting the greater number of AIR MILES reward miles issued in the period than redeemed. Foreign currency increased deferred revenue-redemption by $19.3 million for the three months ended September 30, 2004.

     Operating Expenses. Total operating expenses, excluding depreciation and amortization, increased $30.1 million, or 14.7%, to $234.3 million during the three months ended September 30, 2004 from $204.2 million during the comparable period in 2003. Total EBITDA margin, excluding inter-segment revenue and expenses, increased to 21.6% for the three months ended September 30, 2004 from 21.2% for the comparable period in 2003, primarily due to an increased margin for Credit Services, partially offset by decreased margins for Transaction Services and Marketing Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $15.8 million, or 12.3%, to $144.4 million for the three months ended September 30, 2004 from $128.6 million for the comparable period in 2003, and EBITDA margin decreased to 14.8% for the three months ended September 30, 2004 from 15.5% during the comparable period in 2003. The decrease in EBITDA margin was primarily the result of our ongoing goal towards building scale in utility services, which has and will continue to require ongoing investment in personnel and operations.

•	Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $7.0 million, or 7.9%, to $95.1 million for the three months ended September 30, 2004 from $88.1 million for the comparable period in 2003, and EBITDA margin increased to 21.7% for the three months ended September 30, 2004 from 17.3% for the comparable period in 2003. The increased EBITDA margin is the result of achieving leverage from the operating cost base compared to favorable revenue trends from increased receivable balances.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $12.7 million, or 21.5%, to $71.8 million for the three months ended September 30, 2004 from $59.1 million for the comparable period in 2003, and EBITDA margin decreased to 15.5% for the three months ended September 30, 2004 from 17.9% for the comparable period in 2003. EBITDA margin decreased due to an increase in redemption expense related to the increased redemption activity during the third quarter of 2004.

•	Depreciation and Amortization. Depreciation and amortization increased $3.7 million, or 20.1%, to $21.8 million for the three months ended September 30, 2004 from $18.1 million for the comparable period in 2003 due to an increase in depreciation and other amortization of $1.9 and a $1.8 million increase in the amortization of purchased intangibles.

     Operating Income. Operating income increased $6.0 million, or 16.3%, to $42.8 million for the three months ended September 30, 2004 from $36.8 million during the comparable period in 2003. Operating income increased due to the revenue and expense factors discussed above.

     Interest Expense, net. Interest expense, net decreased $1.1 million, or 52.4%, to $1.0 million for the three months ended September 30, 2004 from $2.1 million for the comparable period in 2003 as interest expense, net in 2003 was impacted by a loss on the termination of a cross currency interest rate swap. The interest rate swap was terminated with the refinancing of the prior credit facilities and repayment of the associated term debt.

     Taxes. Provision for income taxes increased $2.6 million to $15.7 million for the three months ended September 30, 2004 from $13.1 million in 2003 due to an increase in income before income taxes. Our effective tax rate was 37.7% in 2004 and 38.3% in 2003.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2004

	Nine months ended September 30,		Change
	2003	2004	$	%
	(in thousands, except percentages)
Revenue:
Transaction Services	$446,566	$511,531	$64,965	14.5%
Credit Services	312,353	384,631	72,278	23.1
Marketing Services	202,320	249,449	47,129	23.3
Other/Eliminations	(212,587)	(235,009)	(22,422)	10.5

Total	$748,652	$910,602	$161,950	21.6%

EBITDA:
Transaction Services	$66,190	$76,528	$10,338	15.6%
Credit Services	48,871	92,790	43,919	89.9
Marketing Services	34,568	41,914	7,346	21.3

Total	$149,629	$211,232	$61,603	41.2%

Depreciation and amortization:
Transaction Services	$37,305	$46,907	$9,602	25.7%
Credit Services	3,665	6,039	2,374	64.8
Marketing Services	12,928	14,139	1,211	9.4

Total	$53,898	$67,085	$13,187	24.5%

Operating income:
Transaction Services	$28,885	$29,621	$736	2.5%
Credit Services	45,206	86,751	41,545	91.9
Marketing Services	21,640	27,775	6,135	28.4

Total	$95,731	$144,147	$48,416	50.6%

Segment operating data:
Statements generated	121,328	142,946	21,618	17.8%
Core transactions processed	1,492,714	1,980,139	487,425	32.7%
Credit Sales	$3,768,372	$4,309,364	$540,992	14.4%
Average securitized portfolio	$2,595,513	$2,997,554	$402,041	15.5%
AIR MILES reward miles issued	1,866,763	2,044,208	177,445	9.5%
AIR MILES reward miles redeemed	1,040,119	1,283,967	243,848	23.4%

     Revenue. Total revenue increased $161.9 million, or 21.6%, to $910.6 million for the nine months ended September 30, 2004 from $748.7 million for the comparable period in 2003. The increase was due to a 14.5% increase in Transaction Services revenue, a 23.1% increase in Credit Services revenue and a 23.3% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $65.0 million, or 14.5%, primarily due to an increase in the number of statements generated. The increase in the number of statements generated is attributable to our utility and private label clients. Statements generated increased by 17.8%, while revenue per statement remained consistent. The increase in statements is primarily from the addition of new clients in both utility—Centrica (signed in March 2003), Conservation Billing Services Inc. (acquired in September 2003) and Orcom Solutions, Inc. (acquired in December 2003) and private label—Stage Stores, Inc. (signed in September 2003) and Peebles Inc. (signed in January 2004) and core growth in existing clients. Additional growth in transaction services revenue came from an increase in merchant services revenue of 10.0% as our petroleum clients experienced higher transaction volume due to higher gas prices. Higher gas prices drive more frequent visits by consumers to our petroleum clients.

•	Credit Services. Credit Services revenue increased $72.3 million, or 23.1%, primarily due to a 24.5% increase in securitization income, a 20.9% increase in servicing fees and a 15.2% increase in merchant discount fees. Securitization income increased $52.6 million primarily as a result of a 15.5% increase in average securitized accounts receivable, and a 20 basis point improvement in net charge-offs partially offset by an increase in cost of funds compared to the same period in 2003. Servicing fees increased $7.7 million, primarily as a result of a 15.5% increase in average securitized portfolio. Merchant discount fees increased $6.9 million, primarily as a result of a 14.4% increase in credit sales.

•	Marketing Services. Marketing Services revenue increased $47.1 million, or 23.3%, primarily due to a $37.1 million increase in redemption revenue related to a 23.4% increase in the redemption of AIR MILES reward miles. Deferred revenue-redemption is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Excluding foreign currency movement, deferred revenue redemption increased $12.7 million, reflecting the greater number of AIR MILES reward miles issued in the period than redeemed. Foreign currency increased deferred revenue-redemption by $10.2 million for the nine months ended September 30, 2004.

     Operating Expenses. Total operating expenses, excluding depreciation and amortization, increased $100.4 million, or 16.8%, to $699.4 million during the nine months ended September 30, 2004 from $599.0 million during the comparable period in 2003. Total EBITDA margin, excluding inter-segment revenue and expenses, increased to 23.2% for the nine months ended September 30, 2004 from 20.0% for the comparable period in 2003, primarily due to increased margins for Transaction Services and Credit Services, partially offset by a decreased margin for Marketing Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $54.6 million, or 14.4%, to $435.0 million for the nine months ended September 30, 2004 from $380.4 million for the comparable period in 2003, and EBITDA margin increased to 15.0% for the nine months ended September 30, 2004 from 14.8% during the comparable period in 2003. The increase in EBITDA margin was primarily the result of an increase in revenue driven by a 17.8% increase in the segment’s key driver, statements generated.

•	Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $28.3 million, or 10.7%, to $291.8 million for the nine months ended September 30, 2004 from $263.5 million for the comparable period in 2003, and EBITDA margin increased to 24.1% for the nine months ended September 30, 2004 from 15.6% for the same period in 2003. The increased margin is the result of favorable revenue trends from increased receivable balances, higher collected yield, lower net charge-offs and operating leverage.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $39.7 million, or 23.7%, to $207.5 million for the nine months ended September 30, 2004 from $167.8 million for the comparable period in 2003, and EBITDA margin decreased to 16.8% for the nine months ended September 30, 2004 from 17.1% for the comparable period in 2003. The decrease in EBITDA margin is the result of a higher mix of lower margin redemption revenue during the year.

•	Depreciation and Amortization. Depreciation and amortization increased $13.2 million, or 24.5%, to $67.1 million for the nine months ended September 30, 2004 from $53.9 million for the comparable period in 2003 due to an increase in depreciation and other amortization of $7.3 million primarily related to the start-up of a new product offering in our Transaction Services segment and a $5.8 million increase in the amortization of purchased intangibles.

     Operating Income. Operating income increased $48.4 million, or 50.6%, to $144.1 million for the nine months ended September 30, 2004 from $95.7 million during the comparable period in 2003. Operating income increased due to the revenue and expense factors discussed above.

     Interest Expense, net. Interest expense, net decreased $7.4 million, or 61.2%, to $4.7 million for the nine months ended September 30, 2004 from $12.1 million for the comparable period in 2003 as interest expense in 2003 was impacted by a loss on the termination of a cross currency interest rate swap and lower borrowings in the nine months ended September 30, 2004 compared to the comparable period in 2003. The interest rate swap was terminated with the refinancing of the prior credit facilities and repayment of the associated term debt.

     Other Debt-Related Expenses. During the nine months ended September 30, 2003, we wrote off $4.3 million of debt issuance costs related to the refinancing of our prior credit facilities and repayment of a subordinated note.

     Taxes. Provision for income taxes increased $22.8 million to $52.3 million for the nine months ended September 30, 2004 from $29.5 million in 2003 due to an increase in income before income taxes. Our effective tax rate was 37.7% in 2004 and 38.3% in 2003.

Asset Quality

     Our delinquency and net charge-off rates reflect, among other factors, the credit risk of credit card receivables, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. The vintage of a portfolio is a significant indicator of the quality of credit card receivables. At September 30, 2004, 44.6% of securitized accounts with balances and 40.0% of securitized receivables were less than 24 months old. The losses on newly-originated programs are typically higher in the early months before stabilizing to our historical trends. These vintages are consistent with our historical trends.

     Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid after 90 days. When an account becomes delinquent, we print a message on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

     The following tables reflect statistics for our securitization trust as reported to the trustee for compliance reporting. Management also uses core receivables to manage and analyze the portfolios. Core receivables are defined as securitized receivables less those receivables whereby we do not assume any risk of loss. These losses are passed on to the respective client.

     The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2003	% of total	September 30, 2004	% of total
	(dollars in thousands)
Receivables outstanding	$3,186,799	100.0%	$3,001,235	100.0%
Loan balances contractually delinquent:
31 to 60 days	57,931	1.8	53,018	1.8
61 to 90 days	35,849	1.1	34,641	1.1
91 or more days	70,447	2.2	68,322	2.3

Total	$164,227	5.2%	$155,981	5.2%

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
		(dollars in thousands)
Average securitized portfolio	$2,621,941	$2,981,149	$2,595,513	$2,997,554
Net charge-offs	44,956	49,341	138,523	155,389
Net charge-offs as a percentage of average receivables outstanding (annualized)	6.9%	6.6%	7.1%	6.9%

Liquidity and Capital Resources

     Operating Activities. We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Nine months ended
	September 30,
	2003	2004
	(in thousands)
Cash provided by operating activities before change in merchant settlement activity	$88,051	$259,338
Net change in merchant settlement activity	8,525	18,990

Cash provided by operating activities	$96,576	$278,328

     We generated cash flow from operating activities before change in merchant settlement activity of $259.3 million for the nine months ended September 30, 2004 compared to $88.1 million for the comparable period in 2003. The increase in operating cash flows before change in merchant settlement activity is related primarily to the proceeds from the sale of credit card receivable portfolios to our securitization trusts as well as improved operating results for the nine months ended September 30, 2004, in addition to working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

     Investing Activities. We had cash provided by investing activities of $48.2 million for the nine months ended September 30, 2004 compared to net cash used of $106.1 million for the comparable period in 2003. Significant components of investing activities are as follows:

•	Acquisitions. Net cash outlays, net of cash received, for acquisitions for the nine months ended September 30, 2004 was $0.8 million compared to $17.5 million in the comparable period in 2003. The outlay for acquisitions in 2003 relates to the January 2003 purchase of substantially all of the assets of ExoLink Corporation, a provider of utility back office support services and the purchase of the stock of Conservation Billing Services Inc., a utilities sub-metering business.

•	Payments to Secure Customer Contracts. Net cash outlays, net of cash received, for payments to secure customer contracts for the nine months ended September 30, 2004 was none compared to $30.5 million in the comparable period in 2003. The 2003 cash outlay related to the March 2003 purchase of the customer care back office operations of America Electric Power Company related to the deregulated Texas marketplace.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of September 30, 2004, we had over $3.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity was $91.2 million for the nine months ended September 30, 2004 compared to $19.5 million for the comparable period in 2003. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2004 were $35.2 million compared to $29.8 million for the comparable period in 2003. This is consistent with our normal level of capital expenditures. We have no expectation that this will change in the foreseeable future.

     Financing Activities. Net cash used in financing activities was $234.2 million for the nine months ended September 30, 2004 compared to $19.9 million of net cash provided in the comparable period in 2003. Our financing activities during the nine months ended September 30, 2004 relate primarily to borrowings and repayments under our revolving credit facilities. Financing activities during the nine months ended September 30, 2003 were impacted by the proceeds from a public offering of common stock.

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

     The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. The WFN Trusts entered into interest rate swaps that effectively fix the interest rates on the notes starting at 5.9% and averaging 4.7% over the term of the interest rate swap.

     In September 2004, the WFN Trusts issued $355.5 million of Class A Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.10% per year and that will mature in September 2006, $16.9 million of Class M Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.25% per year and that will mature in September 2006, $21.4 million of Class B Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.32% per year and that will mature in September 2006 and $56.2 million of Class C Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.65% per year and that will mature in September 2006.

     The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. The WFN Trusts entered into interest rate swaps that effectively fix the interest rates on the notes starting at 5.2% and averaging 3.0% over the term of the interest rate swap.

     In September 2004, the WFN Trusts issued $355.5 million of Class A Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.20% per year and that will mature in September 2011, $16.9 million of Class M Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.40% per year and that will mature in September 2011, $21.4 million of Class C Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.60% per year and that will mature in September 2011 and $56.2 million of Class C Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 1.25% per year and that will mature in September 2011.

     The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. The WFN Trusts entered into interest rate swaps that effectively fix the interest rates on the notes starting at 7.0% and averaging 4.4% over the term of the interest rate swap.

     As of September 30, 2004, the WFN Trusts had over $3.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of 6% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 7% for the remainder of the year. Accordingly, at December 31, the WFN Trusts typically have their highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

     If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired as we would be severely limited in our financing ability. World Financial Network National Bank’s ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

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

     Once World Financial Network National Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables’ performance and the continued solvency of the retailer where the underlying sales were generated. In the event one of those or other similar covenants is breached, an early amortization event could be declared, in which case the trustee for the securitization trust would retain World Financial Network National Bank’s interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Network National Bank, until such time as the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables. There have been no early amortization events as of September 30, 2004.

     Certificates of Deposit. We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 1.9% to 3.1%. As of September 30, 2004, we had $32.6 million of certificates of deposit outstanding. Certificates of deposit during the nine months ended September 30, 2004 decreased as a result of normal seasonal trends and the sale of receivables to the securitization trusts. Certificate of deposit borrowings are subject to regulatory capital requirements.

     Credit Facilities. On April 10, 2003, we entered into three credit facilities to replace our prior credit facilities. The first facility matures in April 2006, the second facility is a 364-day facility that, as amended as of April 8, 2004, matures in April 2005, and the third facility, under which the borrower is Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, matures in April 2006. The covenants contained in the three credit facilities are substantially identical. We are in compliance with our covenants.

     On October 21, 2004, we entered into amendments to our three credit facilities. Collectively, the three amendments increased the aggregate amount of revolving commitments under the three credit facilities from $400.0 million to $435.0 million. The amendment to the 3-year credit facility increased the amount of revolving commitments thereunder from $150.0 million to $200.0 million. The amendment to the 364-day credit facility increased the amount of revolving commitments thereunder from $150.0 million to $185.0 million. The amendment to the Canadian credit facility decreased the amount of revolving commitments thereunder from $100.0 million to $50.0 million. In addition, the amendments increased the aggregate amount of commitments permitted under the three credit facilities from $450.0 million to $500.0 million. As a result, we have the right to obtain commitments under the three credit facilities for an additional $65.0 million in the aggregate without having to amend the credit facilities. Except as described above, the remaining terms of each credit facility remain unchanged.

     Advances under the credit facilities are in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its “prime rate” and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuates based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 1.0% to 1.5% based upon the ratio of total debt under the credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities are secured by pledges of stock of certain of our subsidiaries and pledges of certain intercompany promissory notes.

     As of September 30, 2004, no amounts have been drawn against the 364-day credit facility. At September 30, 2004, we had borrowings of $91.7 million outstanding under these credit facilities (with an average interest rate of 3.0%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $308.3 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $65.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.

     We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures. The Epsilon acquisition was funded in part by $214.0 million drawn on our credit facilities.

Recent Accounting Standards

     We have applied FIN No. 46R, “Consolidation of Variable Interest Entities”, and determined that pursuant to its terms no entities were consolidated as a result of the application of FIN 46R. The WFN Trusts are qualifying special purpose entities subject to the reporting requirements of SFAS No. 140 and as such are specifically excluded from the scope of FIN 46R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     During the second quarter of 2004, our only on-balance sheet interest rate swap expired. We no longer have any outstanding derivatives recorded on-balance sheet.

     Foreign Currency Exchange Risk. There have been no significant changes in disclosure since we filed our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Evaluation

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. As of September 30, 2004, based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     We do not currently have a common stock repurchase program in place. However, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the third quarter of 2004. The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2004:

	Total Number		Total Number of Shares Purchased as	Maximum Number of Shares
	of Shares	Average Price	Part of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
During 2004:
July	17,192	$39.56	—	—
August	6,265	37.78	—	—
September	2,337	39.67	—	—

Total	25,794	$39.14	—	—

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

(a)	None

(b)	None

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
No.	Description
2.1
Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holding,s LLC (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holding,s LLC (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

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

10.1
Series 2004-B Indenture Supplement, dated as of September 22, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 22, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.2
Series 2004-C Indenture Supplement, dated as of September 22, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 22, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

*10.3
First Amendment to Credit Agreement (3-Year), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer.

*10.4
Second Amendment to Credit Agreement (364-Day), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer.

*10.5
First Amendment to Credit Agreement (Canadian), dated as of October 21, 2004, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent.

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

ALLIANCE DATA SYSTEMS CORPORATION

Date: November 5, 2004	By:	/s/ Edward J. Heffernan Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2004	By:	/s/ Michael D. Kubic Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
2.1
Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holding,s LLC (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holding,s LLC (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

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

10.1
Series 2004-B Indenture Supplement, dated as of September 22, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 22, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.2
Series 2004-C Indenture Supplement, dated as of September 22, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 22, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

*10.3
First Amendment to Credit Agreement (3-Year), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer.

*10.4
Second Amendment to Credit Agreement (364-Day), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer.

*10.5
First Amendment to Credit Agreement (Canadian), dated as of October 21, 2004, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent.

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