Form 10-K
period 2004-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2005-03-04
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17655 Waterview Parkway, Dallas, Texas (Address of Registrant’s Principal Executive Offices)	75252 (Zip Code)
(972) 348-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
      Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, 80,677,810 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $2.4 billion (based upon the closing price on the New York Stock Exchange on June 30, 2004 of $42.25 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.
      As of February 28, 2005, 82,614,310 shares of common stock were outstanding.
Documents Incorporated By Reference
      Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2005 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

ALLIANCE DATA SYSTEMS CORPORATION

Caution Regarding Forward-Looking Statements
      This Form 10-K and the documents incorporated by reference herein contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1 “Business” of this Form 10-K and elsewhere in this Form 10-K and the documents incorporated by reference in this Form 10-K.
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
Our Company
      We are a leading provider of transaction services, credit services and marketing services in North America. We partner with our clients to develop unique insight into consumer behavior. We use that insight to create and manage customized solutions that change consumer behavior and enable our clients to build stronger, mutually-beneficial relationships with their customers. We focus on facilitating and managing electronic transactions between our clients and their customers through multiple distribution channels including in-store, catalogs and the Internet. Our credit and marketing services assist our clients in identifying and acquiring new customers, as well as helping to increase the loyalty and profitability of their existing customers. We have a client base in excess of 350 companies, consisting mostly of specialty retailers, petroleum retailers, utilities, supermarkets and financial services companies. We generally have long-term relationships with our clients, with contracts typically ranging from three to five years in duration.
      We are the result of the 1996 merger of two entities acquired by Welsh Carson Anderson & Stowe: J.C. Penney’s transaction services business, BSI Business Services, Inc., and Limited Brands, Inc.’s credit card bank operation, World Financial Network National Bank. In June 2001, we concluded the initial public offering of our common stock, which is listed on the New York Stock Exchange. During 2003, we completed two secondary public offerings whereby Limited Commerce Corp., which is a wholly owned subsidiary of Limited Brands and was our second largest stockholder, sold all of our shares of common stock it beneficially owned.
      We continue to execute on our growth strategy through a combination of internal growth and acquisitions. In early 2004, we entered into a five-year agreement to provide private label credit card services to Design Within Reach and expanded our relationship with Stage Stores, Inc. by entering into an agreement to purchase the Peebles, Inc. private label credit card portfolio. In May 2004 we signed a long-term renewal with The Buckle, Inc. to provide private label credit card and marketing services and we entered into a multi-year agreement with Alimentation Couche-Tard Inc. to provide payment processing services to Circle K convenience stores across the United States. In June 2004, we signed a long-term agreement with Little Switzerland, Inc. to provide private label credit card and marketing services. In August 2004, we signed a five-year agreement with our first commercial card client, American TV and

Appliance of Madison, Inc., to provide a comprehensive business credit card program. In November 2004, we signed a long-term agreement with Trek Bicycle Corporation and a long-term renewal with New York & Company, each to provide private label credit card services.
      In March 2004, our Marketing Services division signed multi-year, exclusive agreements with BMO Bank of Montreal and WestJet to introduce a tri-branded MasterCard credit card issued by BMO Bank of Montreal and to renew agreements by which WestJet participates as a travel rewards supplier to the AIR MILES® Reward Program. In August 2004, we signed a multi-year renewal agreement with RONA Inc., the largest Canadian-owned hardware and home improvement retailer, in anticipation of its launch as a national Sponsor in the AIR MILES Reward Program in September 2004. In September 2004, Air Canada, with whom we had signed a long-term agreement in December 2003 for the provision of travel services to our AIR MILES Reward Program, emerged successfully from its capital restructuring proceedings under Canadian and American insolvency laws. In October 2004, we expanded our marketing capabilities with the acquisition of Epsilon Data Management, Inc., a provider of integrated direct marketing solutions that combine value-added marketing, transaction, technology and analytical services, for approximately $310.0 million.
      In November 2004, we signed a five-year agreement with Direct Energy to provide customer information systems services and customer care solutions, and a ten-year agreement with Entergy Solutions to provide comprehensive billing and customer care solutions. Also in November, we acquired Capstone Consulting Partners, Inc., a provider of management consulting and technical services to the energy industry.
      Our corporate headquarters are located at 17655 Waterview Parkway, Dallas, Texas 75252, and our telephone number is 972-348-5100.
Our Market Opportunity and Growth Strategy
      Our services are applicable to the full spectrum of commerce opportunities involving companies that sell products and services to individual consumers. We are well positioned to benefit from trends favoring outsourcing and electronic transactions. Many companies lack the economies of scale and core competencies necessary to support their own transaction processing infrastructure and credit card and loyalty or database operations. Companies are also increasingly outsourcing the development and management of their marketing programs.
      Our growth strategy is to pursue initiatives to capitalize on our market position and core competencies. Key elements of our strategy are:

•	Expanding relationships with our base of over 350 clients by offering them integrated transaction processing and marketing services. We offer our clients products and services that will help them more effectively understand and service their customers and allow them to build and maintain long-term relationships with their customers. By providing services directly to our clients’ customers we are able to become an integral part of our clients’ business.

•	Expanding our client base in our existing market sectors. We will continue focusing on particular markets that are experiencing rapid growth and increasingly utilizing outsourcing, such as transaction and credit services related to our private label credit card programs for retailers, marketing services related to the AIR MILES Reward Program in Canada and database marketing in the United States, and transaction services for the utility industry.

•	Continuing to establish long-term relationships with our clients that result in a stable and recurring revenue base. We seek to maintain a stable and recurring revenue base by building and maintaining long-term relationships with our clients and entering into contracts that typically extend for three to five years. Most of our services require the payment of monthly fees based on the number of transactions we process, allowing us to generate recurring revenues.

•	Pursuing focused, strategic acquisitions and alliances to enhance our core capabilities, increase our scale and expand our range of services. Since our inception, we have grown in part through selective acquisitions. We intend to continue to acquire other companies with complementary products, services or relationships to enhance and expand our offering and increase our market share. We also seek to enter into other strategic relationships that extend our customer reach and generate additional revenue.
Products and Services
      Our products and services are centered around three core capabilities — Transaction Services, Credit Services and Marketing Services. We have traditionally marketed and sold our products and services on a stand-alone basis but increasingly market and sell them on a bundled and integrated basis. Our products and services and target markets are listed below. Financial information about our segments and geographic areas appears in Note 18 of our consolidated financial statements.

Segment	Products and Services	Target Markets

Transaction Services	• Issuer Services	• Specialty Retail
— Card Processing
— Billing and Payment Processing
— Customer Care
	• Utility Services	• Utility
— Customer Information System Hosting
— Customer Care
— Billing and Payment Processing
	• Merchant Services	• Petroleum Retail
— Point-of-Sale Services
— Merchant Bankcard Services
Credit Services	• Private Label Receivables Financing	• Specialty Retail
— Underwriting and Risk Management
— Merchant Processing
— Receivables Funding
Marketing Services	• Loyalty Programs	• Financial Services
	— Coalition Loyalty	• Supermarkets
	— One-to-One Loyalty	• Petroleum Retail
	• Marketing Services	• Specialty Retail
	— Database Marketing	• Utility
• Pharmaceuticals
Transaction Services
      We facilitate and manage transactions between our clients and their customers through our scalable processing systems. Our largest clients within this segment include Limited Brands and its retail affiliates, representing approximately 15.5% of this segment’s 2004 revenue.
      Issuer Services. According to The Nilson Report, based on the total number of accounts on file, we were the second largest outsourcer of retail private label credit card programs in the United States in 2003, with over 80.5 million accounts on file. We assist clients in issuing private label credit cards with the retailers’ brand that can be used by customers at the clients’ store locations, catalogs or Internet. We also provide service and maintenance to our clients’ private label credit card programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Transaction Services segment performs issuer services for our Credit Services segment in connection with that segment’s private label credit card programs. The inter-segment services accounted for 46.0% of Transaction Services revenue in 2004.
      We have developed a proprietary private label credit card system designed specifically for retailers with the flexibility to make changes to accommodate our clients’ specific needs. We have also built into the system marketing tools to assist our clients in increasing sales. We utilize our Quick Credit and On-Line Prescreen products to originate new private label credit card accounts. We believe that these products provide an effective marketing advantage over competing services.
      We use automated technology for bill preparation, printing and mailing. Commingling statements, presorting and bar coding allow us to take advantage of postal discounts. In addition, we also process customer payments using image processing technology to maximize efficiency. By doing so, we improve the funds availability for both our clients and for those private label credit card receivables that we own or securitize.
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
      Utility Services. We believe that we are one of the largest independent service providers of customer information systems for utilities in North America. We provide a comprehensive single source business solution for customer care and billing solutions. We have solutions for the regulated, de-regulated and municipal marketplace. These solutions provide not only hosting of the customer information system, but also customer care, statement generation and payment processing, focusing on successful acquisition, value enhancement and retention of our clients’ customers.
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
      Merchant Services. We are a leading provider of transaction processing services, based on transactions processed, with an emphasis on the U.S. petroleum retail industry. We have built a network that enables us to process virtually all electronic payment types including credit card, debit card, prepaid card, electronic benefits and check transactions.
Credit Services
      Through our Credit Services segment we are able to finance and operate private label credit card programs more effectively than a typical retailer can operate a stand alone program, as we are able to fund receivables through our securitization program to achieve lower borrowing costs while having the infrastructure to support and leverage a variety of portfolio types and a large number of account holders. Through our subsidiaries, World Financial Network National Bank and World Financial Capital Bank, we underwrite the accounts and fund purchases for over 65 private label credit card and commercial credit clients, representing almost 89.7 million cardholders and over $3.3 billion of receivables as of December 31, 2004. Our clients are predominately specialty retailers, and the largest within this segment include Limited Brands and its retail affiliates, representing 33.7% of this segment’s 2004 revenue, and Brylane, representing 14.6% of this segment’s 2004 revenue.
      We believe that an effective risk management process is important in both account underwriting and servicing. We use a risk analysis in establishing initial credit limits with cardholders. Because we process a large number of credit applications each year, we use automated proprietary scoring technology and verification procedures to process these applications. Our underwriting process involves the purchase of credit bureau information for each credit applicant. We continuously validate, monitor and maintain the scorecards, and we use the resulting data to ensure optimal risk performance. These models help segment prospects into narrower ranges within each risk score provided by credit bureau services, allowing us to better evaluate individual credit risk and to tailor our risk-based pricing accordingly. We generally receive a merchant fee for processing sales transactions charged to a private label credit card program for which we provide receivables funding. Processing includes authorization and settlement of the funds to the retailer, net of our merchant fee.
      We utilize a securitization program as our primary funding vehicle for private label credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a special purpose entity that then sells them to a master trust. Our Transaction Services segment retains rights to service the securitized accounts. Our securitizations are treated as sales for accounting purposes and, accordingly, the receivable is removed from our balance sheet. We retain an ownership interest in the receivables, which is commonly referred to as a seller’s interest, and a residual interest in the trust, which is commonly referred to as an interest only strip. The fair value of the interest only strip is based on assumptions regarding future payments and credit losses and is subject to volatility that could materially affect our operating results. Both the amount and timing of estimated cash flows are dependent on the performance of the underlying credit card receivables, and actual cash flows may vary significantly from expectations. If payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the carrying value of the interest only strips through a charge against earnings. Limited Brands and its retail affiliates and Brylane accounted for approximately 26.4% and 11.2%, respectively of the receivables in the trust portfolio as of December 31, 2004.
      In May 2004, World Financial Network Credit Card Master Note Trust issued $390.0 million of Class A Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.18% per year and that will mature in May 2009, $42.5 million of Class B Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.50% per year and that will mature in May 2009 and $67.5 million of Class C Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 1.00% per year and that will mature in June 2009.
      The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. World Financial Network Credit Card Master Note Trust entered into interest rate swaps that effectively fix the interest rates on the notes starting at 5.9% and averaging 4.7% over the five-year term of the interest rate swap.
      In September 2004, World Financial Network Credit Card Master Note Trust issued $355.5 million of Class A Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.10% per year and that will mature in September 2006, $16.9 million of Class M Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.25% per year and that will mature in September 2006, $21.4 million of Class B Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.32% per year and that will mature in September 2006 and $56.2 million of Class C Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.65% per year and that will mature in September 2006.
      The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. World Financial Network Credit Card Master Note Trust entered into interest rate swaps that effectively fix the interest rates on the notes starting at 5.2% and averaging 3.0% over the two-year term of the interest rate swap.
      In September 2004, World Financial Network Credit Card Master Note Trust issued $355.5 million of Class A Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.20% per year and that will mature in September 2011, $16.9 million of Class M Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.40% per year and that will mature in September 2011, $21.4 million of Class C Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.60% per year and that will mature in September 2011 and $56.2 million of Class C Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 1.25% per year and that will mature in September 2011.
      The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. World Financial Network Credit Card Master Note Trust entered into interest rate swaps that effectively fix the interest rates on the notes starting at 7.0% and averaging 4.4% over the seven-year term of the interest rate swap.
Marketing Services
      Our clients are focused on targeting, acquiring and retaining loyal and profitable customers. We create and manage marketing programs that result in securing more frequent and sustained customer purchasing. We utilize the information gathered through our loyalty and database marketing programs to help our clients design and implement effective marketing programs. Our primary service for this segment is coalition loyalty, which is branded as the AIR MILES Reward Program, representing the substantial majority of this segment’s 2004 revenue. Our clients within this segment are financial services providers, supermarkets, petroleum retailers, specialty retailers and pharmaceutical companies. BMO Bank of Montreal, Canada Safeway, Shell Canada and Amex Bank of Canada were the four largest Marketing Services clients in 2004, and represented approximately 58.6% of our 2004 Marketing Services revenue. BMO Bank of Montreal represented approximately 31.3% of this segment’s 2004 revenue and Canada Safeway represented approximately 11.4% of this segment’s 2004 revenue. To enhance our database and direct marketing capabilities, we acquired Epsilon during the fourth quarter of 2004.
      Coalition Loyalty. We operate what we believe to be the largest coalition loyalty program in Canada through The Loyalty Group. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop across a range of retailers and other sponsors participating in the AIR MILES Reward Program. The AIR MILES Reward Program has enabled sponsors to use this tool to increase revenues by attracting new customers, retaining existing customers and increasing the amount spent by customers.
      We deal with three primary parties in connection with our AIR MILES Reward Program: Sponsors, Collectors and Suppliers.

Sponsors
      A sponsor enters into an agreement with us to secure exclusive rights for its particular region and product or service category, to reward customers for changing their shopping behavior and to increase sales from collectors. Collectors can collect AIR MILES reward miles at over 12,000 retail and service locations operated by more than 120 brand name sponsors, including BMO Bank of Montreal, Canada Safeway, Amex Bank of Canada, Shell Canada, A&P Canada and Sobeys.

Collectors
      Members of the AIR MILES Reward Program, known as collectors, accumulate AIR MILES reward miles based on their purchasing behavior at sponsor locations. The AIR MILES Reward Program offers a reward structure that provides a quick and easy way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards by shopping at participating sponsors. Our active participants represent over 70% of all Canadian households. We have issued over seventeen billion AIR MILES reward miles since the program’s inception in 1992.

Suppliers
      We enter into supply agreements with suppliers of rewards to the program such as airlines, movie theaters and manufacturers of consumer electronics. We make these reward opportunities available through over 350 suppliers.

      Marketing Services. With the acquisition of Epsilon, we are now a leader in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services. Epsilon leverages its deep technology, analytic and direct marketing capabilities to develop integrated marketing solutions for clients in a targeted group of industries including travel, financial services, pharmaceuticals, telecommunications, not-for-profit and insurance. Our integrated direct marketing services include the following:

Technology Services
      We provide design and management of integrated marketing databases; customer and prospect data integration and hygiene; campaign management and marketing application integration; loyalty management; web design and development; and e-mail marketing.

Analytical Services
      We provide behavior-based, demographic and attitudinal segmentation; acquisition, attrition, cross-sell and upsell, retention, loyalty and value predictive modeling; and program evaluation, testing and measurement.

Direct Marketing Services
      We provide direct marketing program design, development and management; campaign design and execution; value proposition and business case development; concept development and creative media consulting; print, imaging and personalization services; data processing services; fulfillment services; and mailing services.
Safeguards to Our Business; Disaster and Contingency Planning
      We have a number of safeguards to protect us from the risks we face as a business. Given the significant amount of data that we manage, much of which is real-time data to support our clients’ commerce initiatives, we have established redundant capabilities within our data centers. We operate multiple data processing centers. In the event of a disaster we can restore our data centers’ systems at a third party-provided disaster recovery center for the majority of our clients’ data, and recover internally for the remaining critical systems. Our approach to disaster recovery is consistent with best practices and our client’s needs.
Protection of Intellectual Property and Other Proprietary Rights
      We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently hold one patent. In addition, we have four patent applications with the U.S Patent and Trademark Office and one international application that has entered the national phase in two countries. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we do have applications pending in Mexico, South America and Europe. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a license agreement with Air Miles International Trading B.V. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding and corporate identification and marketing of our services in each segment.

Competition
      The markets for our products and services are highly competitive. We compete with data processing companies, credit card issuers and marketing services companies, as well as with the in-house staffs of our current and potential clients.
      Transaction Services. We are a leading provider of transaction services. Our focus has been on industry segments characterized by companies with large customer bases, detail-rich data and high transaction volumes. Targeting these specific market sectors allows us to develop and deliver solutions that meet the needs of these sectors. This focus is consistent with our marketing strategy for all products and services. Additionally, we believe we effectively distinguish ourselves from other transaction processors by providing solutions that help our clients leverage investments they have made in payment systems by using these systems for electronic marketing programs. Competition in the area of utility services comes primarily from larger, more well-funded and well-established competitors and from companies developing in-house solutions and capabilities.
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
      Marketing Services. As a provider of marketing services, we generally compete with advertising and other promotional and loyalty programs, both traditional and online, for a portion of a client’s total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. For each of our marketing services, we expect competition to intensify as more competitors enter our market. In addition, new competitors with our AIR MILES Reward Program may target our sponsors and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers. Intensifying competition will make it more difficult for us to do this. For our database marketing services, our ability to continue to capture detailed transaction data on consumers is critical in providing effective customer relationship management strategies for our clients.
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
      World Financial Network National Bank and World Financial Capital Bank must maintain minimum amounts of regulatory capital. If World Financial Network National Bank or World Financial Capital Bank do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. Under the Federal Deposit Insurance Corporation’s Order approving World Financial Capital Bank’s application for deposit insurance, World Financial Capital Bank must meet specific capital ratios and paid-in capital minimums, must maintain adequate allowances for loan losses, and must operate within its three-year business plan, among other restrictions. If World Financial Capital Bank fails to meet the terms of the Federal Deposit Insurance Corporations’ Order, the Federal Deposit Insurance Corporation may withdraw insurance coverage from World Financial Capital Bank and the State of Utah may withdraw its approval of World Financial Capital Bank. Under capital adequacy guidelines and the regulating framework for prompt corrective action, World Financial Network National Bank must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Under the National Bank Act, if the capital stock of World Financial Network National Bank is impaired by losses or otherwise, we, as the sole shareholder, may be assessed the deficiency. To the extent necessary, if a deficiency in capital still exists, the FDIC may be appointed as a receiver to wind up World Financial Network National Bank’s affairs.
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
      As part of an acquisition in 2003 by World Financial Network National Bank, which required approval by the Office of the Comptroller of the Currency, the Office of the Comptroller of the Currency required World Financial Network National Bank to enter into an operating agreement with it and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. World Financial Network National Bank does not expect that the operating agreement will require any changes in World Financial Network National Bank’s current operations. The capital adequacy and liquidity maintenance agreement memorializes our current obligations to World Financial Network National Bank.
      We are limited under Sections 23A and 23B of the Federal Reserve Act in the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with World Financial Network National Bank or World Financial Capital Bank, which may have the effect of limiting the extent to which World Financial Network National Bank or World Financial Capital Bank can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do require that we engage in covered transactions with World Financial

Network National Bank or World Financial Capital Bank only on terms and under circumstances that are substantially the same, or at least as favorable to World Financial Network National Bank or World Financial Capital Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by World Financial Network National Bank or World Financial Capital Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.
      We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, IRS rules and other regulations. Congress, the IRS and the bank regulators have focused their attention on banks’ monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks.
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
      Under the Gramm Leach Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. We also were required to develop an initial privacy notice and we are required to provide annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure.
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
      We also have systems and processes to comply with the USA Patriot Act of 2001, which is designed to deter and punish terrorist acts in the United States and around the world, to enhance law enforcement investigatory tools, and for other purposes.
      Canada has likewise enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. This act requires organizations to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. Some provinces have enacted substantially similar privacy legislation. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with the law.
Employees
      As of December 31, 2004 we had approximately 7,900 employees in the United States and Canada. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Available Information
      We file annual, quarterly, special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. Our web site is www.alliancedatasystems.com. No information from this web site is incorporated by reference herein. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics and code of ethics for Senior Financial Executives and CEO on our web site. These documents are available free of charge to any stockholder upon request.

Risk Factors
Risks Related to General Business Operations

Our ten largest clients represented 51.6% of our consolidated revenue in 2004, and the loss of any of these clients could cause a significant drop in our revenue.
      We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 51.6% of our consolidated revenue during the year ended December 31, 2004, with Limited Brands and its retail affiliates representing approximately 14.8% of our 2004 consolidated revenue. Our contracts with Limited Brands and its retail affiliates expire in 2009, and our contracts with Brylane expire in 2013. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision to either utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.
      Transaction Services. Our 10 largest clients in this segment represented approximately 53.1% of our Transaction Services revenue in 2004. Limited Brands and its retail affiliates were the largest Transaction Services client in 2004, representing approximately 15.5% of this segment’s 2004 revenue. Our contracts with Limited Brands and its retail affiliates expire in 2009.
      Credit Services. Our two largest clients in this segment represented approximately 48.3% of our Credit Services revenue in 2004. Limited Brands and its retail affiliates represented approximately 33.7%, and Brylane represented approximately 14.6% of our Credit Services revenue in 2004. Our contracts with Limited Brands and its retail affiliates expire in 2009, and our contracts with Brylane expire in 2013.
      Marketing Services. Our 10 largest clients in this segment represented approximately 72.5% of our Marketing Services revenue in 2004. BMO Bank of Montreal, Canada Safeway, Shell Canada and Amex Bank of Canada were the four largest Marketing Services clients in 2004, representing approximately 58.6% of our 2004 Marketing Services revenue. BMO Bank of Montreal represented approximately 31.3% of this segment’s 2004 revenue and Canada Safeway, our second largest Marketing Services client, represented approximately 11.4% of this segment’s 2004 revenue. Our contract with BMO Bank of Montreal expires in 2009 and our contract with Canada Safeway expires at the end of 2005.

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
      Our growth and continued profitability depend on acceptance of the services that we offer. If demand for transaction, credit or marketing services decreases, the price of our common stock could fall and you could lose value in your investment. We cannot guarantee that retailers will continue to use loyalty and database marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if our customers make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or other reasons could have a material adverse effect on our growth and revenue.

We cannot assure you that we will effectively integrate acquisitions or realize their full benefits, and future acquisitions may result in dilutive equity issuances or increases in debt.
      Historically, we have completed a few acquisitions each year. We expect to continue to seek selective acquisitions as an element of our growth strategy. If we are unable to successfully integrate completed or any future acquisitions, we may incur substantial costs and delays or other operational, technical or financial problems, any of which could harm our business and impact the trading price of our common stock. In addition, the failure to successfully integrate any future acquisition may divert management’s attention from our core operations or could harm our ability to timely meet the needs of our customers. To finance future acquisitions, we may need to raise funds either by issuing equity securities or incurring debt. If we issue additional equity securities, such sales could reduce the current value of our stock by diluting the ownership interest of our stockholders.

Failure to safeguard our databases and consumer privacy could affect our reputation among our clients and their customers and may expose us to legal claims from consumers.
      An important feature of our marketing and credit services is our ability to develop and maintain individual consumer profiles. As part of our AIR MILES Reward Program, database marketing program and private label credit card program, we maintain marketing databases containing information on consumers’ account transactions. Although we have extensive security procedures, our databases may be subject to unauthorized access. If we experience a security breach, the integrity of our marketing databases could be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, database marketing or private label credit card programs could decline if any well-publicized compromise of security occurred. Any public perception that we released consumer information without authorization could subject us to legal claims from consumers and adversely affect our client relationships.

Loss of data center capacity, interruption of telecommunication links, or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.
      Our ability to protect our data centers against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use software licensed to us could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

As a result of our significant Canadian operations, our reported financial information will be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars.
      A significant portion of our Marketing Services revenue is derived from our Loyalty Group operations in Canada, which transacts business in Canadian dollars. Therefore, our reported financial information from quarter-to-quarter will be affected by changes in the exchange rate between the U.S. and Canadian dollars over the relevant periods. We do not hedge any of our net investment exposure in our Canadian subsidiary.

The hedging activity related to our securitization trusts subjects us to off-balance sheet counterparty risks relating to the creditworthiness of the commercial banks with whom we enter into hedging transactions.
      In order to execute our hedging strategies, our securitization trusts have entered into interest rate derivative contracts with commercial banks. These banks are otherwise known as counterparties. It is our policy to enter into such contracts with counterparties that are deemed to be creditworthy. However, if macro- or micro-economic events were to negatively impact the respective banks, the banks might not be able to honor their obligations to the securitization trusts and we might suffer a loss related to our residual interest in the securitization trusts.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.
      Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

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
Risks Particular to Transaction Services

In 2004, our Transaction Services segment derived approximately 46.0% of its revenue from servicing cardholder accounts for the Credit Services segment. If the Credit Services segment suffered a significant client loss, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.
      Our Transaction Services segment performs card processing and servicing activities for cardholder accounts generated by our Credit Services segment. During 2004, our Transaction Services segment derived $313.9 million, or 46.0% of its revenues, from these services for our Credit Services segment. The financial performance of our Transaction Services segment, therefore, is linked to the activities of our Credit Services segment. If the Credit Services segment were to lose a significant client, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.
Risks Particular to Credit Services

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.
      Since January 1996, we have sold substantially all of the credit card receivables originated by our private label credit card bank, World Financial Network National Bank, to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust II and World Financial Network Credit Card Master Trust III, which we refer to as the WFN Trusts, as part of our securitization program. This securitization program is the primary vehicle through which World Financial Network National Bank finances our private label credit card receivables.

As part of our securitization program, during 2003 and 2004, the WFN Trusts issued approximately $600.0 million and $1.4 billion, respectively, of asset backed notes. If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired. World Financial Network National Bank’s ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

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
      The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs beyond historical levels will reduce the net spread available to us from the securitization master trust and could result in a reduction in finance charge income or a write-down of the interest only strip. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses among consumers. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our private label credit card receivables and the average age of our various private label credit card account portfolios. The average age of our private label credit card receivables affects the stability of delinquency and loss rates of the portfolio. An older private label credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2004, 43.9% of the total number of our securitized accounts with outstanding balances and 39.4% of the amount of our outstanding securitized receivables were less than 24 months old. For 2004, our securitized net charge-off ratio was 6.9% compared to 7.1% for 2003 and 7.4% for 2002. We cannot assure you that our pricing strategy can offset the negative impact on profitability caused by increases in delinquencies and losses. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us and the value of our net retained interests in loans that we sell through securitizations.

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
      An increase in market interest rates could reduce the amount we realize from the spread between the yield on our assets and our cost of funding. A rise in market interest rates may indirectly impact the payment performance of consumers or the value of, or amount we could realize from the sale of, interest only strips. At December 31, 2004, approximately 1.0% of our outstanding debt, including the off-balance sheet debt of our securitization program, was subject to fixed rates with a weighted average interest rate of 2.5%. An additional 72.2% of our outstanding debt at December 31, 2004 was locked at a current effective interest rate of 5.3% through interest rate swap agreements with notional amounts totaling $2.6 billion. Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in an annual decrease to pretax income of approximately $3.8 million. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

We expect growth in our credit services segment to result from new and acquired private label credit card programs whose credit card receivable performance could result in increased portfolio losses and negatively impact our net retained interests in loans securitized.
      We expect an important source of growth in our private label credit card operations to come from the acquisition of existing private label credit card programs and initiating private label credit card programs with retailers who do not currently offer a private label credit card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot assure you that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these private label credit card programs may result in defaults greater than our expectations and could have a material adverse impact on us and the value of our net retained interests in loans securitized.

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
      Our bank subsidiary, World Financial Network National Bank, is a limited purpose credit card bank. The Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, insures the deposits of World Financial Network National Bank. World Financial Network National Bank is not a “bank” as defined under the Bank Holding Company Act because it is in compliance with the following requirements:

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
      If World Financial Network National Bank failed to meet the credit card bank criteria described above, World Financial Network National Bank would be a “bank” as defined by the Bank Holding Company Act, subjecting us to regulation under the Bank Holding Company Act. Being deemed a bank holding company could significantly harm us, as we could be required to either divest any activities deemed to be non-banking activities or cease any activities not permissible for a bank holding company and its affiliates. While the consequences of being subject to regulation under the Bank Holding Company Act would be severe, we believe that the risk of becoming subject to such regulation is minimal as a result of the precautions we have taken in structuring our business.

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
      A portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of unredeemed reward miles is known as “breakage” in the loyalty industry. While our AIR MILES reward miles currently do not expire, we experience breakage when reward miles are not redeemed by collectors for a number of reasons, including:

•	loss of interest in the program or sponsors;

•	collectors moving out of the program area; and

•	death of a collector.
      If actual redemptions are greater than our estimates, our profitability could be adversely affected due to the cost of the excess redemptions.

We could face increased competition from other loyalty programs, including Aeroplan, Air Canada’s frequent flyer program.
      As a result of increased competition in the loyalty market, including from Aeroplan, Air Canada’s frequent flyer program, we may experience greater competition in attracting and retaining sponsors in our AIR MILES Reward Program.

The loss of our AIR MILES reward miles collectors who participate most actively could negatively impact our growth and profitability.
      Our most active AIR MILES reward miles collectors represent a disproportionately large percentage of our AIR MILES Reward Program revenue. We estimate that over half of the AIR MILES Reward Program revenues for 2005 will be derived from our AIR MILES reward miles collectors who participate most actively. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors and loyalty partners. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive.

Airline or travel industry disruptions, such as an airline insolvency, could negatively affect the AIR MILES Reward Program, our revenues and profitability.
      Air travel is one of the appeals of the AIR MILES Reward Program to collectors. As a result of airline insolvencies and restructurings, we may experience service disruptions that prevent us from fulfilling collectors’ flight redemption requests. If one of our existing airline suppliers sharply reduces its fleet capacity and route network, we may not be able to satisfy our collectors’ demands for airline tickets. Tickets from other airlines, if available, could be more expensive than a comparable ticket under our current supply agreements with existing suppliers, and the routes offered by the other airlines may be inadequate, inconvenient or undesirable to the redeeming collectors. As a result, we may experience higher air travel redemption costs and collector satisfaction with the AIR MILES Reward Program might be adversely affected.
      As a result of airline or travel industry disruptions, or as might result from political instability, terrorist acts or war, some collectors could determine that air travel is too dangerous or, given new airport regulations, too burdensome. Consequently, collectors might forego redeeming reward miles for air travel and therefore might not participate in the AIR MILES Reward Program to the extent they previously did, which could adversely affect our revenue from the program. A reduction in collector use of the program could impact our ability to attract new sponsors and loyalty partners and to generate revenue from current sponsors and loyalty partners.

Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our marketing services, which could negatively affect our ability to satisfy our clients’ needs.
      The enactment of legislation or industry regulations arising from public concern over consumer privacy issues could have a material adverse impact on our marketing services. Any such legislation or industry regulations could place restrictions upon the collection and use of information that is currently legally available, which could materially increase our cost of collecting some data. Legislation or industry regulation could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements.
      In the United States, the federal Gramm Leach Bliley Act makes it more difficult to collect and use information that has been legally available and may increase our costs of collecting some data. Regulations under this act give cardholders the ability to “opt out” of having information generated by their credit card purchases shared with other parties or the public. Our ability to gather and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us from using their data. Under the regulations, we generally are required to refrain from sharing data generated by our new cardholders until such cardholders are given the opportunity to “opt out.”
      In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with customers. Regulations under this act give consumers the ability to “opt out,” through a national do-not-call list, a state do-not-call list or an internal do-not-call list which is required by the regulation, of having telephone calls placed to them by telemarketers who do not have an existing business relationship with the consumer. This act could limit our ability to provide services and information to our clients. Failure to comply with the terms of this act could have a negative impact to our reputation and subject us to significant penalties.
      In the United States, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act restricts our ability to send commercial electronic mail messages to customers. The act requires that a customer provide consent prior to a commercial electronic mail message being sent to the customer and further restricts the transmission information (header/subject line) and content of the electronic mail message. Under the regulation, we generally are prohibited from issuing electronic mail or obtaining a benefit from an electronic mail message until such time as the customer has affirmatively granted permission for us to do so. Failure to comply with the terms of this act could have a negative impact to our reputation and subject us to significant penalties.
      In Canada, the Personal Information Protection and Electronic Documents Act requires organizations to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. The Loyalty Group allows its customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus mile offers and therefore would collect fewer AIR MILES reward miles.
Risks Related to Our Company

The affiliated entities of Welsh Carson currently own a significant amount of our common stock. These stockholders may have interests that conflict with yours and may be able to control the election of directors and the approval of significant corporate transactions, including a change in control.
      As of February 28, 2005, the affiliated entities of Welsh Carson beneficially owned approximately 16.9% of our outstanding common stock. Welsh Carson is able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. Welsh Carson may have interests that conflict with our interests or those of other stockholders. Welsh Carson’s continued concentrated ownership will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares unless Welsh Carson approves the acquisition.

Delaware law and our charter documents could prevent a change of control that might be beneficial to you.
      Delaware law, as well as provisions of our certificate of incorporation and bylaws, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These provisions include:

•	a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms;

•	our board’s authority to issue shares of preferred stock without further stockholder approval; and

•	provisions of Delaware law that restrict many business combinations and provide that directors serving on staggered boards of directors, such as ours, may be removed only for cause.
      These provisions of our certificate of incorporation, bylaws and Delaware law could discourage tender offers or other transactions that might otherwise result in our stockholders receiving a premium over the market price for our common stock.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.
      As of February 28, 2005, we had an aggregate of 105,251,077 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 16,253,000 shares of our common stock for issuance under our stock option and restricted stock plans, employee stock purchase plan and our 2003 long term incentive plan, of which 8,682,265 shares are issuable upon vesting of restricted stock awards and upon exercise of options granted as of February 28, 2005, including options to purchase approximately 3,568,890 shares exercisable as of February 28, 2005 or that will become exercisable within 60 days after February 28, 2005. We have reserved for issuance 1,500,000 shares of our common stock, all of which remain issuable under our 401(k) and Retirement Savings Plan. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders. Further, sales of a substantial number of shares of common stock by our largest stockholder, Welsh Carson, or the perception that such sales could occur, could also adversely affect prevailing market prices of our common stock.

Item 2.	Properties
      As of December 31, 2004, we leased over 30 general office properties throughout the United States and Canada, comprising over 2.0 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate
Location	Segment	Square Footage	Lease Expiration Date

Dallas, Texas	Corporate, Transaction Services	230,061	October 31, 2010
Dallas, Texas	Corporate	61,750	July 31, 2007
Dallas, Texas	Transaction Services	247,618	July 31, 2009
San Antonio, Texas	Transaction Services	67,540	October 31, 2007
Columbus, Ohio	Credit Services	103,161	January 1, 2008
Westerville, Ohio	Credit Services	100,800	May 31, 2006
Toronto, Ontario, Canada	Marketing Services	137,411	September 16, 2007
Wakefield, Massachusetts	Marketing Services	96,726	April 30, 2013
Earth City, Missouri	Marketing Services	116,783	September 30, 2012
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

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock is listed on the New York Stock Exchange and trades under the symbol “ADS.” The following table sets forth for the periods indicated the high and low composite per share closing sales prices as reported by the New York Stock Exchange.

	High	Low

Fiscal Year Ended December 31, 2003
First quarter	$19.02	$14.79
Second quarter	25.66	16.15
Third quarter	29.60	23.46
Fourth quarter	30.51	26.69
Fiscal Year Ended December 31, 2004
First quarter	$33.55	$26.92
Second quarter	42.25	33.07
Third quarter	42.00	35.73
Fourth quarter	48.52	40.64
Holders
      As of February 28, 2005, the closing price of our common stock was $39.45 per share, there were 82,614,310 shares of our common stock outstanding, and there were approximately 140 holders of record of our common stock.
Dividends
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

Issuer Purchases of Equity Securities
      We do not currently have a common stock repurchase program in place. However, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the fourth quarter of 2004. The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2004:

			Total Number of Shares
	Total Number		Purchased as Part	Maximum Number of Shares
	of Shares	Average Price	of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs

During 2004:
October	2,889	$41.88	—	—
November	3,298	42.20	—	—
December	1,827	44.95	—	—

Total	8,014	$42.71	—	—

Item 6.	Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
      The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K and the financial statements and related notes that are incorporated by reference in this Form 10-K. The fiscal year financial information included in the table below is derived from audited financial statements.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands, except per share amounts)
Income statement data
Total revenue	$669,867	$769,867	$865,297	$1,046,544	$1,257,438
Cost of operations	547,905	607,623	670,544	788,874	916,201
General and administrative(1)	32,281	41,301	53,784	52,320	77,740
Depreciation and other amortization	26,265	30,698	41,768	53,948	62,586
Amortization of purchased intangibles	49,879	43,506	24,707	20,613	28,812

Total operating expenses	656,330	723,128	790,803	915,755	1,085,339

Operating income	13,537	46,739	74,494	130,789	172,099
Other expenses	2,477	6,025	834	4,275	—
Fair value loss on interest rate derivative	—	15,131	12,017	2,851	808
Interest expense, net	30,542	26,245	19,924	14,681	6,972

(Loss) income from continuing operations before income taxes	(19,482)	(662)	41,719	108,982	164,319
Provision for income taxes	1,841	9,700	18,060	41,684	61,948

Net (loss) income	$(21,323)	$(10,362)	$23,659	$67,298	$102,371

Net (loss) income per share — basic	$(0.60)	$(0.21)	$0.32	$0.86	$1.27
Net (loss) income per share — diluted	$(0.60)	$(0.21)	$0.31	$0.84	$1.22
Weighted average shares used in computing per share amounts — basic	47,538	64,555	74,422	78,003	80,614
Weighted average shares used in computing per share amounts — diluted	47,538	64,555	76,696	80,313	84,040

(1)	Included in general and administrative is stock compensation expense of $0, $1.8 million, $2.9 million, $5.9 million and $15.8 million for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands, except per share amounts)
Adjusted EBITDA and Operating EBITDA(2)
Adjusted EBITDA	$89,681	$122,729	$143,917	$211,239	$279,264
Operating EBITDA	$114,753	$154,009	$162,781	$276,138	$321,779
Other financial data
Cash flows from operating activities	$87,183	$166,409	$122,569	$125,804	$353,067
Cash flows from investing activities	$(24,457)	$(190,982)	$(192,603)	$(256,657)	$(404,297)
Cash flows from financing activities	$1,144	$30,711	$(15,670)	$165,003	$66,369
Segment operating data
Statements generated	127,217	131,253	138,669	167,118	190,976
Credit sales	$3,685,069	$4,050,554	$4,924,952	$5,604,233	$6,227,421
Average securitized portfolio	$2,073,574	$2,197,935	$2,408,444	$2,686,527	$3,045,840
AIR MILES reward miles issued	1,927,016	2,153,550	2,348,133	2,571,501	2,834,125
AIR MILES reward miles redeemed	781,823	984,926	1,259,951	1,512,788	1,782,185

(2)	See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of adjusted EBITDA and operating EBITDA and a reconciliation to net (loss) income, the most directly comparable GAAP financial measure.

	As of December 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands)
Balance sheet data
Cash and cash equivalents	$116,941	$117,535	$30,439	$67,745	$84,409
Seller’s interest and credit card receivables, net	137,865	128,793	147,899	271,396	248,074
Redemption settlement assets, restricted	152,007	150,330	166,293	215,271	243,492
Intangible assets, net	72,647	74,964	75,399	143,733	233,779
Goodwill	370,291	404,797	429,720	484,415	709,146
Total assets	1,419,026	1,464,428	1,447,462	1,867,424	2,239,080
Deferred revenue — service and redemption	298,080	327,683	362,510	476,387	547,123
Certificates of deposit	139,400	120,800	96,200	200,400	94,700
Credit facilities, subordinated debt and other debt	296,660	189,625	196,711	189,751	342,823
Total liabilities	1,058,246	958,787	904,904	1,165,093	1,368,560
Series A preferred stock	119,400	—	—	—	—
Total stockholders’ equity	241,380	505,641	542,558	702,331	870,520

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading provider of transaction services, credit services and marketing services in North America. We focus on facilitating and managing electronic transactions between our clients and their customers. We operate in three business segments: Transaction Services, Credit Services and Marketing Services.
      Transaction Services. Transaction Services is our largest segment. The Transaction Services segment primarily generates revenue based on the number of statements generated, customer calls handled and transactions processed. Statements generated is the primary driver of revenue for this segment and represents the majority of revenue.

•	Statements Generated: This driver represents the number of statements generated for our private label credit card and utility clients. The number of statements generated in any given period is a fairly reliable indicator of the number of active accountholders during that period. In addition to receiving payment for each statement generated, we also are paid for other services such as remittance processing, customer care and various marketing services.
      Transaction Services primarily is affected by increased outsourcing in our targeted industry verticals. Companies are increasingly outsourcing their non-core processes such as customer information systems, billing and customer care. We are impacted by this trend with our clients in utility services and issuer services.
      Credit Services. The Credit Services segment primarily generates revenue from servicing fees from our securitization trusts, merchant discount fees, and securitization income. Private label credit sales and average securitized portfolio are the two primary drivers of revenue for this segment.

•	Private Label Credit Sales: This driver represents the dollar value of private label credit card sales that occur at our clients’ point of sale terminals or through catalogs or web sites. We are paid a percentage of these sales, referred to as merchant discount, from the retailers that utilize our private label credit card program. Private label credit sales typically lead to higher portfolio balances as cardholders finance their purchases through our credit card banks.

•	Average Securitized Portfolio: This represents the average balance of outstanding receivables from our cardholders that have been securitized. Customers are assessed a finance charge based on their outstanding balance at the end of a billing cycle. There are many factors that drive the outstanding balances such as payment rates, charge-offs, recoveries and delinquencies. Management actively monitors all of these factors. Generally we securitize our receivables, which results in a sale for accounting purposes and effectively removes them from our balance sheet to one of our securitization trusts.
      Credit Services is affected by industry trends similar to Transaction Services. The growing trend of outsourcing of private label credit card programs leads to increased accounts and balances to finance. Additionally, economic trends can impact this segment. Interest expense is a significant component of operating costs for our securitized trusts. Over the last three years we have experienced a historically low interest rate environment. We have refinanced our recent bond maturities with instruments that lock in our effective interest rate for up to five year terms. Interest rates began to increase in 2004 as the economic environment has improved. A low interest rate environment is usually indicative of a slower economic environment, which can negatively impact our net charge-offs, a significant cost of financing receivables. In the last five years, our net charge-offs have increased from 7.6% in 2000 to a peak of 8.4% in 2001 as the economy slowed during that period. We have been able to lower our net charge-offs to our current 2004 rate of 6.9%. Our expectation for 2005 is that we will experience similar levels of net charge-offs and cost of funds as we experienced during 2004.
      Marketing Services. Marketing Services has historically been represented primarily by our AIR MILES Reward Program, which we believe to be the largest coalition loyalty program in Canada. We primarily collect fees from our clients based on the number of AIR MILES reward miles issued and in limited circumstances the number of AIR MILES reward miles redeemed. All of the fees collected for AIR MILES reward miles issued are deferred and recognized over time. AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of revenue for this segment, and as a result they are both indicators of the success of the program. These two drivers are also important in the revenue recognition process.

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
      Our AIR MILES Reward Program tends not to be significantly impacted by economic swings as the majority of the sponsors are in non-discretionary categories such as grocery, petroleum and financial institutions. Additionally, we target the sponsor’s most loyal customers, who are unlikely to change their spending patterns. We are impacted by changes in the exchange rate between the U.S. dollar and the Canadian dollar. The Canadian dollar appreciated this year, which benefited our operating results. Our expectation is that the Canadian dollar/ U.S. dollar exchange rate will be more stable in 2005 than in 2004 and remain at its current relative levels. Additionally in 2005, we expect to show a significant increase in database marketing fees as a result of the acquisition of Epsilon in the fourth quarter of 2004.
Year in Review Highlights
      Our 2004 results of operations were largely impacted by new and renewed agreements with significant clients, three capital market transactions and continued selective execution of our acquisition strategy. During 2004, we signed or renewed agreements with several significant clients and sponsors:

•	In January 2004, we signed a long-term renewal with BMO Bank of Montreal MasterCard, a top-five client and founding sponsor in the AIR MILES Reward Program.

•	In January 2004, we entered into an agreement with Stage Stores, Inc. to purchase the Peebles’ private label credit card portfolio.

•	In January 2004, we signed a long-term renewal with Shell Canada Limited, a top-ten client and significant, high-frequency sponsor in the AIR MILES Reward Program.

•	In January 2004, we signed a long-term renewal whereby Air Canada will continue as a rewards supplier in the AIR MILES Reward Program.

•	In February 2004, we commenced a five-year agreement to start a private label credit card program with Design Within Reach.

•	In March 2004, we signed multi-year, exclusive agreements with BMO Bank of Montreal and WestJet to introduce a tri-branded MasterCard credit card issued by BMO Bank of Montreal and to renew agreements by which WestJet participates as a travel rewards supplier to the AIR MILES Reward Program.

•	In May 2004, we signed a long-term renewal with The Buckle, Inc. to provide private label credit card and marketing services.

•	In May 2004, we signed a multi-year agreement with Alimentation Couche-Tard Inc. to provide payment processing services to Circle K convenience stores across the United States.

•	In June 2004, we signed a long-term agreement with Little Switzerland, Inc. to provide private label credit card and marketing services.

•	In August 2004, we signed a five-year agreement with American TV and Appliance of Madison, Inc. to provide a comprehensive business credit card program.

•	In August 2004, we signed a multi-year agreement with RONA to become a national Sponsor in the AIR MILES Reward Program.

•	In November 2004, we signed a five-year agreement with Direct Energy to provide customer information systems services and customer care solutions.

•	In November 2004, we signed a ten-year agreement with Entergy Solutions to provide comprehensive billing and customer care solutions.

•	In November 2004, we signed a long-term agreement with Trek Bicycle Corporation to provide private label credit card services.

•	In November 2004, we signed a long-term agreement with New York & Company to provide private label credit card services.
      During 2004, we completed two acquisitions:

•	In October 2004, we acquired Epsilon Data Management, Inc., a provider of integrated direct marketing solutions that combine value-added marketing, transaction, technology and analytical services, for approximately $310.0 million.

•	In November 2004, we acquired Capstone Consulting Partners, Inc., a provider of management consulting and technical services to the energy industry.
      Additionally, during 2004, we completed three significant capital market transactions:

•	In May 2004, we completed the sale of $500.0 million in asset backed notes for our securitization trusts.

•	In September 2004, we completed the sale of $900.0 million in asset backed notes for our securitization trusts.

•	In October 2004, we entered into amendments to our three credit facilities. Collectively, the three amendments increased the aggregate amount of revolving commitments under the three credit facilities from $400.0 million to $435.0 million, since adjusted to $455.0 million. In addition, the amendments increased the aggregate amount of commitments permitted under the three credit facilities from $450.0 million to $500.0 million.
Discussion of Critical Accounting Policies
      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting policies that are described in the Notes to the Consolidated Financial Statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The most critical accounting policies and estimates are described below.
      Securitization of credit card receivables. We utilize a securitization program to finance substantially all of the credit card receivables that we underwrite. Our securitization trusts allow us to sell credit card receivables to the trusts on a daily basis. We use our off-balance sheet securitization program to lower our cost of funds and more efficiently use capital. In a securitization transaction, we sell credit card receivables originated by our Credit Services segment to a trust and retain servicing rights to those receivables, an equity interest in the trust, and an interest in the receivables. The securitization trusts are deemed to be qualifying special purpose entities under accounting principles generally accepted in the United States (“GAAP”) and are appropriately not included in our Consolidated Financial Statements. Our interest in the trusts is represented on our consolidated balance sheets as seller’s interest (our interest in the receivables) and due from securitizations (our retained interests and credit enhancement components).
      In turn, the trusts issue bonds in the capital markets and notes in private transactions. The proceeds from the debt are used to fund the receivables, while cash collected from cardholders is used to finance new receivables and repay borrowings and related borrowing costs. The excess spread is remitted to us as securitization income.
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
      In recording and accounting for interest only strips, we made assumptions about rates of payments and defaults that we believe reasonably reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the interest only strip could be impaired and the decline in the fair value recorded in earnings. Further sensitivity information is provided in Note 6 to the Consolidated Financial Statements.
      AIR MILES Reward Program. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received based on issuance is deferred. We allocate the proceeds from issuances of AIR MILES reward miles into two components based on the relative fair value of the related element:

•	Redemption element. The redemption element is the larger of the two components. For this component, we recognize revenue at the time an AIR MILES reward mile is redeemed, or, for those AIR MILES reward miles that we estimate will go unredeemed by the collector base, known as “breakage,” over the estimated life of an AIR MILES reward mile. The total amount of deferred revenue related to the redemption element is shown on the balance sheet as “Deferred Revenue — Redemption.”

•	Service element. For this component, which consists of marketing and administrative services provided to sponsors, we recognize revenue pro rata over the estimated life of an AIR MILES reward mile. The total amount of deferred revenue related to the service element is shown on the balance sheet as “Deferred Revenue — Service.”
      Under certain of our contracts, a portion of the proceeds is paid to us at the issuance of AIR MILES reward miles and a portion is paid at the time of redemption. Under such contracts the proceeds received at issuance are initially deferred as service revenue and the revenue and earnings are recognized pro rata over the estimated life of an AIR MILES reward mile.

      The amount of revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile of 42 months and breakage of one-third has remained constant over the past five years. The estimated life of an AIR MILES reward mile and breakage is actively monitored by management and subject to external influences that may cause actual performance to differ from estimates.
      We believe that the issuance and redemption of AIR MILES reward miles is influenced by the nature and volume of sponsors, the type of rewards offered, the overall health of the Canadian economy, the nature and extent of AIR MILES promotional activity in the marketplace and the extent of competing loyalty programs. These influences will primarily affect the average life of an AIR MILES reward mile. We do not believe that the estimated life will vary significantly over time, consistent with historical trends. The shortening of the life of an AIR MILES reward mile will accelerate the recognition of revenue and may affect the breakage rate. As of December 31, 2004, we had $547.1 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 8 to the Consolidated Financial Statements.
Inter-Segment Sales
      Our Transaction Services segment performs card processing and servicing activities related to our Credit Services segment. For this, our Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for our Transaction Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by our Transaction Services segment from servicing our Credit Services segment, and consequently paid by our Credit Services segment to our Transaction Services segment, are set forth opposite “Other/eliminations” in the tables presented in the annual comparisons in our “Results of Operations.”

Use of Non-GAAP Financial Measures
      Adjusted EBITDA is a non-GAAP financial measure equal to net (loss) income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure as part of our monitoring of compliance with the financial covenants in our credit facilities. For 2004, senior debt-to-operating EBITDA was 0.9x compared to a maximum ratio of 2.0x and operating EBITDA to interest expense was 24.1x compared to a minimum ratio of 3.5x. Our covenant ratios for 2005 will be the same as for 2004. As discussed in more detail in the liquidity section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our credit facilities together with cash flow from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of December 31, 2004, we had borrowings of $324.6 million outstanding under these credit facilities and had approximately $130.4 million in unused borrowing capacity. We were in compliance with our covenants at December 31, 2004 and we expect to be in compliance with these covenants during the year ending December 31, 2005.
      We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The adjusted EBITDA and operating EBITDA measures presented in this Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands)
Net income (loss)	$(21,323)	$(10,362)	$23,659	$67,298	$102,371
Stock compensation expense	—	1,786	2,948	5,889	15,767
Provision for income taxes	1,841	9,700	18,060	41,684	61,948
Interest expense, net	30,542	26,245	19,924	14,681	6,972
Fair value loss on interest rate derivative	—	15,131	12,017	2,851	808
Other expenses(1)	2,477	6,025	834	4,275	—
Depreciation and other amortization	26,265	30,698	41,768	53,948	62,586
Amortization of purchased intangibles	49,879	43,506	24,707	20,613	28,812

Adjusted EBITDA	89,681	122,729	143,917	211,239	279,264
Change in deferred revenue	43,429	29,603	34,827	113,877	70,736
Change in redemption settlement assets	(18,357)	1,677	(15,963)	(48,978)	(28,221)

Operating EBITDA	$114,753	$154,009	$162,781	$276,138	$321,779

Note:	Operating EBITDA is affected by fluctuations in foreign exchange rates and transfers of cash to redemption settlement assets.

(1)	For the years ended December 31, 2000 and 2001, other expenses primarily relate to the write off of equity investments. For the years ended December 2002 and 2003, other expenses are debt related.

Results of Operations

Year ended December 31, 2003 compared to the year ended December 31, 2004

	Year Ended December 31,		Growth

	2003	2004	$	%

	(In thousands, except percentages)
Revenue:
Transaction Services	$614,454	$681,736	$67,282	10.9%
Credit Services	433,701	513,988	80,287	18.5
Marketing Services	289,764	375,630	85,866	29.6
Other/ Eliminations	(291,375)	(313,916)	(22,541)	7.7

Total	$1,046,544	$1,257,438	$210,894	20.2%

Adjusted EBITDA:
Transaction Services	$88,001	$97,465	$9,464	10.8%
Credit Services	76,957	125,718	48,761	63.4
Marketing Services	46,281	56,081	9,800	21.2

Total	$211,239	$279,264	$68,025	32.2%

Stock compensation expense:
Transaction Services	$1,963	$5,255	$3,292	167.7%
Credit Services	1,963	5,256	3,293	167.8
Marketing Services	1,963	5,256	3,293	167.8

Total	$5,889	$15,767	$9,878	167.7%

Depreciation and amortization:
Transaction Services	$51,508	$61,786	$10,278	20.0%
Credit Services	5,581	7,938	2,357	42.2
Marketing Services	17,472	21,674	4,202	24.0

Total	$74,561	$91,398	$16,837	22.6%

Operating income:
Transaction Services	$34,530	$30,424	$(4,106)	(11.9)%
Credit Services	69,413	112,524	43,111	62.1
Marketing Services	26,846	29,151	2,305	8.6

Total	$130,789	$172,099	$41,310	31.6%

Adjusted EBITDA margin(1):
Transaction Services	14.3%	14.3%	—%
Credit Services	17.7	24.5	6.8
Marketing Services	16.0	14.9	(1.1)

Total	20.2%	22.2%	2.0%

Segment operating data:
Statements generated	167,118	190,976	23,858	14.3%
Credit Sales	$5,604,233	$6,227,421	$623,188	11.1%
Average securitized portfolio	$2,686,527	$3,045,840	$359,313	13.4%
AIR MILES reward miles issued	2,571,501	2,834,125	262,624	10.2%
AIR MILES reward miles redeemed	1,512,788	1,782,185	269,397	17.8%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

      Revenue. Total revenue increased $210.9 million, or 20.2%, to $1,257.4 million for 2004 from $1,046.5 million for 2003. The increase was due to the following:

•	Transaction Services. Transaction Services revenue increased $67.3 million, or 10.9%, primarily due to an increase in the number of statements generated. Approximately one-half of the revenue increase is related to the increase in utility statements generated, which grew 27.9%. The growth in utility statements is primarily related to Conservation Billing Services Inc. (acquired in September 2003) and Orcom Solutions, Inc. (acquired in December 2003). Approximately one-third of the revenue increase is related to the increase in private label credit card statements generated, which grew 9.2%. The growth in private label credit card statements is primarily related to Stage Stores, Inc. (signed in September 2003) and Peebles Inc. (signed in January 2004) and core growth in existing clients. Additional growth in Transaction Services revenue came from an increase in merchant services revenue of 6.4% as our petroleum clients experienced higher transaction volume due to higher gas prices. Higher gas prices drive more frequent visits by consumers to our petroleum clients.

•	Credit Services. Credit Services revenue increased $80.3 million, or 18.5%, primarily due to an increase in securitization income. Approximately three-quarters of the increase in revenue is related to securitization income. Securitization income increased as a result of a 13.4% higher average outstanding securitized portfolio. The increase in average outstanding securitized portfolio is the result of new client signings and growth in our existing programs. The net yield on our retail portfolio for 2004 was approximately 60 basis points higher than in 2003. The increase in the net yield is largely related to lower net charge-offs of 20 basis points in addition to an increase in collected yield, partially offset by an increase in cost of funds. Additional revenue increases came from servicing fees and merchant fees. Servicing fees increased as a result of a 13.4% increase in average securitized portfolio. Merchant discount fees increased as a result of an 11.1% increase in credit sales.

•	Marketing Services. Marketing Services revenue increased $85.9 million, or 29.6%, primarily due to an increase in redemption, issuance and database marketing revenue. Approximately one-half of the increase in revenue is related to redemption revenue, which increased as a result of a 17.8% increase in the redemption of AIR MILES reward miles. Additionally, services revenue increased 16.3% as a result of a 10.2% increase in the number of AIR MILES reward miles issued and the corresponding recognition of deferred revenue balances. As a result of the increased issuance activity and the appreciation of the Canadian dollar as of December 31, 2004, our deferred revenue balance increased 14.8% to $547.1 million at December 31, 2004 from $476.4 million at December 31, 2003. The growth rate in the number of AIR MILES reward miles redeemed continues to outpace the growth rate in the number of AIR MILES reward miles issued, currently a positive indicator as to the success of the program. The increase in redemptions relates to the continued trend to offer more redemption options to our collectors, such as merchandise and certificates. Database marketing fees, including our historical database products in the United States and Canada, increased $24.4 million primarily as a result of our acquisition of Epsilon during the fourth quarter of 2004.
      Operating Expenses. Total operating expenses, excluding depreciation, amortization and stock compensation expense increased $142.9 million, or 17.1%, to $978.2 million for 2004 from $835.3 million for 2003. Total adjusted EBITDA margin increased to 22.2% for 2004 from 20.2% for 2003. The increase in adjusted EBITDA margin is due to increases in Marketing Services and Credit Services margins.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $57.8 million, or 11.0%, to $584.3 million for 2004 from $526.5 million for 2003, and adjusted EBITDA margin remained constant at 14.3% for 2004 and 2003. The lack of growth in adjusted EBITDA margin was primarily driven by excess capacity in our utility services business. We are currently streamlining processes to eliminate the excess capacity. The benefit from these consolidation efforts should begin to occur later in 2005 and 2006.

Revenue gains and leverage in merchant services contributed positive adjusted EBITDA margin increases to offset the utility services decline.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $31.6 million, or 8.9%, to $388.3 million for 2004 from $356.7 million for 2003, and adjusted EBITDA margin increased to 24.5% for 2004 from 17.7% for 2003. The increase in adjusted EBITDA margin is the result of favorable revenue trends from increased receivable balances, higher collected yield, lower net charge-offs, partially offset by an increase in cost of funds.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $76.1 million, or 31.3%, to $319.6 million for 2004 from $243.5 million for 2003, and adjusted EBITDA margin decreased to 14.9% for 2004 from 16.0% for 2003. The decrease in adjusted EBITDA margin is the result of a higher mix of lower margin redemption revenue during the year.

•	Stock compensation expense. Stock compensation expense increased $9.9 million, or 167.7%, to $15.8 million for 2004 from $5.9 million for 2003. The increase is primarily related to the issuance and vesting of 199,120 shares of performance based restricted stock issued in 2001. Vesting occurred because we exceeded specific performance targets based on the stock performance over the last three years, among other performance measures.

•	Depreciation and Amortization. Depreciation and amortization increased $16.8 million, or 22.6%, to $91.4 million for 2004 from $74.6 million for 2003. The increase is primarily due to an increase of $8.2 million in amortization of purchased intangibles primarily related to the Orcom and Epsilon transactions. In addition, depreciation and amortization increased $8.6 million as a result of increased capital expenditures.

      Operating Income. Operating income increased $41.3 million, or 31.6%, to $172.1 million for 2004 from $130.8 million for 2003. Operating income increased primarily from revenue gains, an increase in adjusted EBITDA margins offset by an increase in depreciation and amortization and stock compensation expense.
      Interest Expense, net. Interest expense, net, decreased $7.7 million, or 52.4%, to $7.0 million for 2004 from $14.7 million for 2003 due to lower average debt outstanding.
      Fair Value Loss on Derivatives. During 2004, we incurred a $0.8 million fair value loss on an interest rate swap compared to a $2.9 million loss in 2003. Part of the fair value loss was associated with cash payments we made to counterparties of $5.5 million and $11.1 million in 2004 and 2003, respectively. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, fair value changes in derivative instruments that do not meet the accounting criteria for hedge treatment are recorded as part of earnings. The related derivative was a $200.0 million notional amount interest rate swap that swapped a LIBOR based variable interest rate for a fixed interest rate, and expired in May 2004.
      Provision for Income Taxes. The provision for income taxes increased $20.2 million to $61.9 million in 2004 from $41.7 million in 2003 primarily due to an increase in taxable income. The effective rate remained relatively flat, decreasing to 37.7% in 2004 from 38.3% in 2003.

Year ended December 31, 2002 compared to the year ended December 31, 2003

	Year Ended December 31,		Growth

	2002	2003	$	%

	(In thousands, except percentages)
Revenue:
Transaction Services	$538,240	$614,454	$76,214	14.2%
Credit Services	341,229	433,701	92,472	27.1
Marketing Services	231,454	289,764	58,310	25.2
Other/ Eliminations	(245,626)	(291,375)	(45,749)	18.6

Total	$865,297	$1,046,544	$181,247	20.9%

Adjusted EBITDA:
Transaction Services	$78,125	$88,001	$9,876	12.6%
Credit Services	37,893	76,957	39,064	103.1
Marketing Services	27,899	46,281	18,382	65.9

Total	$143,917	$211,239	$67,322	46.8%

Stock compensation expense:
Transaction Services	$1,474	$1,963	$489	33.2%
Credit Services	884	1,963	1,079	122.1
Marketing Services	590	1,963	1,373	232.7

Total	$2,948	$5,889	$2,941	99.8%

Depreciation and amortization:
Transaction Services	$44,627	$51,508	$6,881	15.4%
Credit Services	6,724	5,581	(1,143)	(17.0)
Marketing Services	15,124	17,472	2,348	15.5

Total	$66,475	$74,561	$8,086	12.2%

Operating income:
Transaction Services	$32,024	$34,530	$2,506	7.8%
Credit Services	30,285	69,413	39,128	129.2
Marketing Services	12,185	26,846	14,661	120.3

Total	$74,494	$130,789	$56,295	75.6%

Adjusted EBITDA margin(1):
Transaction Services	14.5%	14.3%	(0.2)%
Credit Services	11.1	17.7	6.6
Marketing Services	12.1	16.0	3.9

Total	16.6%	20.2%	3.6%

Segment operating data:
Statements generated	138,669	167,118	28,449	20.5%
Credit Sales	$4,924,952	$5,604,233	$679,281	13.8%
Average securitized portfolio	$2,408,444	$2,686,527	$278,083	11.5%
AIR MILES reward miles issued	2,348,133	2,571,501	223,368	9.5%
AIR MILES reward miles redeemed	1,259,951	1,512,788	252,837	20.1%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

      Revenue. Total revenue increased $181.2 million, or 20.9%, to $1,046.5 million for 2003 from $865.3 million for 2002. The increase was due to a 14.2% increase in Transaction Services revenue, a 27.1% increase in Credit Services revenue and a 25.2% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $76.2 million, or 14.2%, primarily due to increases in the volume of statements generated and in the revenue per statement generated, partially offset by a decrease in total transactions processed. During 2003, utility services statements generated increased 79.7%. The increase in the number of statements generated by utility services was led by our new relationship with Centrica and American Electric Power consummated in the first quarter. The volume of full service private label credit card statements generated increased 8.7%, primarily due to the addition of Spiegel Catalog, Eddie Bauer, Newport News, Stage Stores, and Fortunoff during 2003. In addition, the increase in utility services and full service private label credit card statements led to an increase in revenue per statement of 4.6%. The decrease in total transactions processed was the result of pruning of non-core accounts during the third and fourth quarter of 2002.

•	Credit Services. Credit Services revenue increased $92.5 million, or 27.1%, due to increases in servicing fees and securitization income, slightly offset by a decrease in other fees generated from our private label credit card program. Servicing fee income increased by $3.9 million, or 8.5%, during 2003 due to an increase in the average outstanding balance of the securitized credit card receivables. Securitization income, increased $90.7 million, or 44.5%, during 2003 as a result of a 11.5% higher average outstanding securitized portfolio. The increase in average outstanding securitized portfolio is the result of new client signings and growth in our existing programs. The net yield on our retail portfolio for 2003 was approximately 240 basis points higher than in 2002. The increase in the net yield is largely related to an increase in collected yield in addition to lower financing costs as a result of refinancing of our public securitization bonds in June and August 2003 and November 2002.

•	Marketing Services. Marketing Services revenue increased $58.3 million, or 25.2%, primarily due to an increase in redemption revenue related to a 20.1% increase in the redemption of AIR MILES reward miles. Additionally, services revenue increased 21.7% as a result of a 9.5% increase in the number of AIR MILES reward miles issued and the corresponding recognition of deferred revenue balances. Changes in the exchange rate of the Canadian dollar accounted for approximately $30.0 million of the $58.3 million increase in our revenue, or 13.0%. As a result of the increased issuance activity and the increase in the Canadian dollar as of December 31, 2003, our deferred revenue balance increased 31.4% to $476.4 million at December 31, 2003 from $362.5 million at December 31, 2002. The growth rate in the number of AIR MILES reward miles redeemed continues to outpace the growth rate in the number of AIR MILES reward miles issued, a positive indicator as to the success of the program. The increase in redemptions relates to the continued trend to offer more redemption options to our collectors, such as merchandise and certificates.
      Operating Expenses. Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $113.9 million, or 15.8%, to $835.3 million for 2003 from $721.4 million for 2002. Total adjusted EBITDA margin increased to 20.2% for 2003 from 16.6% for 2002. The increase in adjusted EBITDA margin is due to increases in Marketing Services and Credit Services margins.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $66.4 million, or 14.4%, to $526.5 million for 2003 from $460.1 million for 2002, and adjusted EBITDA margin decreased to 14.3% for 2003 from 14.5% for 2002. The decrease in adjusted EBITDA margin was primarily driven by start-up costs related to new private label credit card customers and the migration of a call center operation from a third-party vendor. Also contributing to the decrease in adjusted EBITDA margin, was a decrease in our merchant services business, primarily resulting from our reduction in the number of total transactions processed. Margin gains and volume growth from private label credit card statements offset the majority of the decrease from merchant services.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $53.4 million, or 17.6%, to $356.7 million for 2003 from $303.3 million for 2002, and adjusted EBITDA margin increased to 17.7% for 2003 from 11.1% for 2002. The increase in adjusted EBITDA margin is the result of lower net charge-offs and financing costs and an increase in private label credit sales and portfolio growth.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $39.9 million, or 19.6%, to $243.5 million for 2003 from $203.6 million for 2002, and adjusted EBITDA margin increased to 16.0% for 2003 from 12.1% for 2002. The increase is directly related to the increase in revenue. The increase in the Canadian dollar resulted in a 1.8% increase in adjusted EBITDA margin.

•	Stock compensation expense. Stock compensation expense increased $2.9 million, or 99.8% to $5.9 million for 2003 from $2.9 million for 2002. The increase is primarily related to an increase in both the number of restricted shares vested and our share price at the time of vesting.

•	Depreciation and Amortization. Depreciation and amortization increased $8.1 million, or 12.2%, to $74.6 million for 2003 from $66.5 million for 2002. The increase is primarily due to an increase of $12.2 million in depreciation and amortization from increased capital expenditures, partially offset by a decrease in amortization of purchased intangibles of $4.1 million.
      Operating Income. Operating income increased $56.3 million, or 75.6%, to $130.8 million for 2003 from $74.5 million for 2002. Operating income increased primarily from revenue gains, an increase in adjusted EBITDA margins and a decrease in purchased intangible amortization.
      Interest Expense, Net. Interest expense, net, decreased $5.2 million, or 26.1%, to $14.7 million for 2003 from $19.9 million for 2002 due in part to the repayment of $52.0 million of subordinated debt to Welsh Carson in 2003. Additionally, we had lower average debt outstanding and experienced lower interest rates as a result of our new credit facility.
      Fair Value Loss on Derivatives. During 2003, we incurred a $2.9 million fair value loss on an interest rate swap compared to a $12.0 million loss in 2002. Part of the fair value loss was associated with cash payments we made to counterparties of $11.1 million and $9.4 million in 2003 and 2002, respectively. In accordance with SFAS No. 133, fair value changes in derivative instruments that do not meet the accounting criteria for hedge treatment are recorded as part of earnings. The related derivative was a $200.0 million notional amount interest rate swap that swapped a LIBOR based variable interest rate for a fixed interest rate, and expired in May 2004.
      Provision for Income Taxes. The provision for income taxes increased $23.6 million to $41.7 million in 2003 from $18.1 million in 2002 due to an increase in taxable income. The effective rate decreased to 38.3% in 2003 from 43.3% in 2002 due to a benefit from a change in Canadian corporate tax rates.
Asset Quality
      Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the average age of our various private label credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our private label credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. An older private label credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2004, 43.9% of securitized accounts with balances and 39.4% of securitized receivables were less than 24 months old. As of December 31, 2004, our allowance for doubtful accounts related to on-balance sheet private label credit card receivables was $11.7 million compared to $17.2 million as of December 31, 2003. The decrease is primarily related to the sale of on-balance sheet portfolios to our securitization trusts during 2004.

      Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid, beyond 90 days delinquent. When an account becomes delinquent, we print a message on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.
      The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31,	% of	December 31,	% of
	2003	Total	2004	Total

	(Dollars in thousands)
Receivables outstanding	$3,186,799	100%	$3,377,305	100%
Receivables balances contractually delinquent:
31 to 60 days	57,931	1.8%	52,722	1.6%
61 to 90 days	35,849	1.1	32,942	1.0
91 or more days	70,447	2.2	69,413	2.1

Total	$164,227	5.2%	$155,077	4.6%

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

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Average securitized portfolio	$2,408,444	$2,686,527	$3,045,840
Net charge-offs	177,603	190,399	209,646
Net charge-offs as a percentage of average securitized portfolio	7.4%	7.1%	6.9%
      We believe, consistent with our statistical models and other credit analyses, that our securitized net charge-off ratio will continue to fluctuate.

      Age of Portfolio. The following table sets forth, as of December 31, 2004, the number of accounts with balances and the related balances outstanding, based upon the age of the securitized accounts:

				Percentage
	Number of	Percentage of	Balances	of Balances
Age Since Origination	Accounts	Accounts	Outstanding	Outstanding

	(Dollars in thousands)
0-11 Months	3,180	28.0%	$835,402	24.7%
12-23 Months	1,808	15.9	495,436	14.7
24-35 Months	1,340	11.8	397,169	11.8
36-47 Months	987	8.7	307,480	9.1
48-59 Months	769	6.8	245,795	7.3
60+ Months	3,279	28.8	1,096,023	32.4

Total	11,363	100.0%	$3,377,305	100.0%

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

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Cash provided by operating activities before changes in credit card portfolio activity and merchant settlement activity	$142,768	$198,534	$264,010
Net change in credit card portfolio activity	49,188	(100,010)	71,121
Net change in merchant settlement activity	(69,387)	27,280	17,936

Cash provided by operating activities	$122,569	$125,804	$353,067

      Net change in credit card portfolio activity represents the difference in portfolios purchased from new clients and their subsequent sale to our securitization trusts. There is typically a several month lag between the purchase and sale of credit card portfolios. During late 2003 and early 2004, we purchased several credit card portfolios that were sold to our securitization trusts in the second quarter of 2004. Merchant settlement activity is driven by the number of days of float at the end of the period. For these purposes, “float” means the difference between the number of days we hold cash before remitting the cash to our merchants and the number of days the card associations hold cash before remitting the cash to us. Merchant settlement activity fluctuates significantly depending on the day in which the period ends.
      We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $264.0 million for the year ended December 31, 2004 compared to $198.5 million for the comparable period in 2003. The increase in operating cash flows before changes in credit card portfolio activity and merchant settlement activity is primarily related to the increased earnings of the Company. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.
      Investing Activities. We use a significant portion of our cash flows from operations for acquisitions and capital expenditures. We utilized cash flow for investing activities of $404.3 million for the year ended

December 31, 2004 compared to $256.7 million for the comparable period in 2003. Significant components of investing activities are as follows:

•	Acquisitions. We acquired Epsilon Data Management, Inc. and Capstone Consulting Partners, Inc, each in a cash for common stock transaction, for approximately $327.2 million compared to acquisitions totaling $51.7 million in 2003.

•	Payments to secure customer processing relationship. During March 2003, we entered into an agreement with Centrica plc and American Electric Power to provide billing and customer care services to over 800,000 accounts in the Texas marketplace. As part of this agreement, we paid approximately $30.5 million for the contract and back office operations.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of December 31, 2004, we had over $3.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization activity utilized $12.7 million for the year ended December 31, 2004 compared to $118.8 million in 2003. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the year ended December 31, 2003 were $48.3 million compared to $47.0 million for the prior year. This is consistent with our normal level of capital expenditures. We have no expectation that this will change in the foreseeable future.
      Financing Activities. Our cash flows provided by financing activities were $66.4 million in 2004 compared to $165.0 million used in financing activities in 2003. Our financing activities for 2004 relate to borrowings and repayments of debt in the normal course of business, $214.0 million in borrowings for the purchase of Epsilon and the exercise of stock options.
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

					2009
	2005	2006	2007	2008	& Thereafter	Total

	(In thousands)
Public notes	$—	$450,000	$600,000	$600,000	$950,000	$2,600,000
Private conduits(1)	1,157,143	—	—	—	—	1,157,143

Total	$1,157,143	$450,000	$600,000	$600,000	$950,000	$3,757,143

(1)	Represents borrowing capacity, not outstanding borrowings.
      In May 2004, World Financial Network Credit Card Master Note Trust, issued $390.0 million of Class A Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.18% per year and that will mature in May 2009, $42.5 million of Class B Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.50% per year and that will mature in May 2009 and $67.5 million of Class C Series 2004-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 1.00% per year and that will mature in June 2009.
      The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. World Financial Network Credit Card Master Note Trust entered into interest rate swaps that effectively fix the interest rates on the notes starting at 5.9% and averaging 4.7% over the five-year term of the interest rate swap.
      As public notes approach maturity, the notes will enter a controlled accumulation period, which typically lasts three months. During the controlled accumulation period, we will either need to arrange an additional private conduit facility or use our own balance sheet to finance the controlled accumulation until such time as we can issue a new public series in the public markets.
      We continue to utilize private conduits as a source of funding, including while our public asset backed transactions are being completed. A private conduit facility was put in place to fund the accumulation of the 2001-A notes that matured in August 2004. To replace this conduit, World Financial Network Credit Card Master Note Trust completed a $900.0 million offering of asset backed notes issued in multiple offerings as follows:
      In September 2004, World Financial Network Credit Card Master Note Trust issued $355.5 million of Class A Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.10% per year and that will mature in September 2006, $16.9 million of Class M Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.25% per year and that will mature in September 2006, $21.4 million of Class B Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.32% per year and that will mature in September 2006 and $56.2 million of Class C Series 2004-B asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.65% per year and that will mature in September 2006.
      The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. World Financial Network Credit Card Master Note Trust entered into interest rate swaps that effectively fix the interest rates on the notes starting at 5.2% and averaging 3.0% over the two-year term of the interest rate swap.
      In September 2004, World Financial Network Credit Card Master Note Trust issued $355.5 million of Class A Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.20% per year and that will mature in September 2011, $16.9 million of Class M Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.40% per year and that will mature in September 2011, $21.4 million of Class C Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.60% per year and that will mature in September 2011 and $56.2 million of Class C Series 2004-C asset backed notes that have an interest rate not to exceed one-month LIBOR plus 1.25% per year and that will mature in September 2011.
      The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch. World Financial Network Credit Card Master Note Trust entered into interest rate swaps that effectively fix the interest rates on the notes starting at 7.0% and averaging 4.4% over the seven-year term of the interest rate swap.
      As of December 31, 2004, the WFN Trusts had over $3.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 8% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 7% for the remainder of the year. Accordingly, at December 31, 2004 the WFN Trusts typically have their highest balance of credit enhancement assets as a result of the increased balances during the holiday season. We intend to utilize our securitization program for the foreseeable future.

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
We believe that the conditions to securitize private label credit card receivables are favorable for us. We plan to continue using our securitization program as our primary financing vehicle.
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
      Certificates of Deposit. We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years, with current effective annual fixed rates ranging from 2.0% to 2.7%. As of December 31, 2004, we had $94.7 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.
      Credit Facilities. On April 10, 2003, we entered into three credit facilities to replace our prior credit facilities. The first facility matures in April 2006, the second facility is a 364-day facility that, as amended as of April 8, 2004, matures in April 2005, and the third facility, under which the borrower is Loyalty Management Group Canada Inc., a wholly owned Canadian subsidiary, matures in April 2006. The covenants contained in the three credit facilities are substantially identical. We were in compliance with our covenants at December 31, 2004.
      On October 21, 2004, we entered into amendments to our three credit facilities. Collectively, the three amendments increased the aggregate amount of revolving commitments under the three credit facilities from $400.0 million to $435.0 million since adjusted to $455.0 million. The amendment to the 3-year credit facility increased the amount of revolving commitments thereunder from $150.0 million to $200.0 million. The amendment to the 364-day credit facility increased the amount of revolving commitments thereunder from $150.0 million to $185.0 million, which has since been adjusted to $205.0 million. The amendment to the Canadian credit facility decreased the amount of revolving commitments thereunder from $100.0 million to $50.0 million. In addition, the amendments increased the aggregate amount of commitments permitted under the three credit facilities from $450.0 million to $500.0 million. As a result, we have the right to obtain commitments under the three credit facilities for an additional $45.0 million in the aggregate without having to amend the credit facilities. Except as described above, the remaining terms of each credit facility remain unchanged.
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
      At December 31, 2004, we had borrowings of $324.6 million outstanding under these credit facilities (with an average interest rate of 3.6%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $130.4 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $45.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.
      We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures. The Epsilon acquisition was funded in part by $214.0 million drawn on our credit facilities.
      Issuances of Equity Securities. In April 2003, we completed a public offering of 10,350,000 shares of our common stock at $19.65 per share. Limited Commerce Corp. sold 7,000,000 of those shares and the remaining 3,350,000 shares were sold by us. The net proceeds to us from the offering were $61.9 million after deducting offering expenses and our pro-rata underwriting discounts and commissions. Concurrently with the closing of the public offering, we used $52.7 million of the net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that we issued in September 1998 to an affiliated entity of Welsh Carson.
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
      Contractual Obligations. The following table highlights, as of December 31, 2004, our contractual obligations and commitments to make future payments by type and period:

	2005	2006 & 2007	2008 & 2009	2010 & Thereafter	Total(1)

	(Dollars in thousands)
Certificates of deposit(2)	$95,079	$—	$—	$—	$95,079
Credit facilities(2)	138,148	196,528	—	—	334,676
Operating leases	37,121	55,358	24,327	15,267	132,073
Capital leases	7,458	10,566	3,593	7	21,624
Software licenses	16,433	35,059	37,069	19,936	108,497
Purchase obligations(3)	50,689	62,790	25,520	—	138,999

	$344,928	$360,301	$90,509	$35,210	$830,948

(1)	The table does not include an estimate for income taxes that we are required to pay, but are not required to include above.

(2)	The certificates of deposit and credit facilities represent our estimated debt service obligations, including both principle and interest. Interest was based on the interest rates in effect as of December 31, 2004, applied to the contractual repayment period.

(3)	Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

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
Regulatory Matters
      World Financial Network National Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, or OCC. World Financial Capital Bank is subject to regulatory capital requirements administered by both the Federal Deposit Insurance Corporation, or FDIC, and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under the FDIC’s order approving World Financial Capital Bank’s application for deposit insurance, World Financial Capital Bank must meet specific capital ratios and paid-in capital minimums, must maintain adequate allowances for loan losses and must operate within its three-year business plan. If World Financial Capital Bank fails to meet the terms of the FDIC’s order, the FDIC may withdraw insurance coverage from World Financial Capital Bank, and the State of Utah may withdraw its approval of World Financial Capital Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, World Financial Network National Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. World Financial Network National Bank is limited in the amounts that it can dividend to us. World Financial Capital Bank is restricted from providing dividends to us at this time.
      Quantitative measures established by regulations to ensure capital adequacy require World Financial Network National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, World Financial Network National Bank is considered well capitalized. As of December 31, 2004, World Financial Network National Bank’s Tier 1 capital ratio was 32.7%, total capital ratio was 33.9% and leverage ratio was 48.3%, and World Financial Network National Bank was not subject to a capital directive order. World Financial Capital Bank, under the terms of the State of Utah’s order must maintain Total Capital equal to or exceeding 10% of total assets during the first three years of operations and under the FDIC’s order must maintain Tier 1 capital to total assets ratio of not less than 8%.
      As part of an acquisition by World Financial Network National Bank, which required approval by the OCC, the OCC required World Financial Network National Bank to enter into an operating agreement with the OCC and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. World Financial Network National Bank does not expect that the operating agreement will require any changes in World Financial Network National Bank’s current operations. The capital adequacy and liquidity maintenance agreement memorializes our current obligations to World Financial Network National Bank.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123(R) and we expect that the adoption of SFAS No. 123(R) will have a material impact on our statements of income and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123(R) as a determination has not yet been made as to the selection of acceptable option pricing model alternatives, as well as lack of precision around expected forfeitures.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance. Retroactive application is not permitted. We are analyzing the requirements of SFAS No. 151 and believe that its adoption will not have any significant impact on our financial position, statements of income or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. We are analyzing the requirements of SFAS No. 153 and believe that its adoption will not have any significant impact on our financial position, statements of income or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
      Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.
      Off-Balance Sheet Risk. We are subject to off-balance sheet risk in the normal course of business, including commitments to extend credit and through our securitization program. We sell substantially all of our credit card receivables to the WFN Trusts, qualifying special purpose entities. The trusts enter into interest rate swaps to reduce the interest rate sensitivity of the securitization transactions. The securitization program involves elements of credit, market, interest rate, legal and operational risks in excess of the amount recognized on the balance sheet through our retained interests in the securitization and the interest only strips.
      Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $140.4 million for 2004, which includes both on- and off-balance sheet transactions. Of this total, $7.0 million of the interest expense, net for 2004 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2004, approximately 1.0% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 2.5%. An additional 72.2% of our securitization trusts’ debt at December 31, 2004 was locked at an effective interest rate of 5.3% through interest rate swap agreements and treasury locks with notional amounts totaling $2.6 billion.
      The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2004, a 1.0% increase in interest rates would have resulted in an annual decrease to pretax income of approximately $3.8 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
      Credit Risk. We are exposed to credit risk relating to the credit card loans we make to our clients’ customers. Our credit risk relates to the risk that consumers using the private label credit cards that we issue will not repay their revolving credit card loan balances. We have developed credit risk models designed to identify qualified consumers who fit our risk parameters. To minimize our risk of loan write-offs, we control approval rates of new accounts and related credit limits and follow strict collection practices. We monitor the buying limits, as well as set pricing regarding fees and interest rates charged.
      Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary.

      Redemption Reward Risk. Through our AIR MILES Reward Program, we are exposed to potentially increasing reward costs associated primarily with travel rewards. To minimize the risk of rising travel reward costs, we:

•	have multi-year supply agreements with several Canadian, U.S. and international airlines;

•	are seeking new supply agreements with additional airlines;

•	periodically alter the total mix of rewards available to collectors with the introduction of new merchandise rewards, which are typically lower cost per AIR MILES reward mile than air travel;

•	allow collectors to obtain certain travel rewards using a combination of reward miles and cash or cash alone in addition to using AIR MILES reward miles alone; and

•	periodically adjust the number of AIR MILES reward miles required to be redeemed to obtain a reward.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      As of December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
      Our evaluation of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Epsilon Data Management, Inc. (“Epsilon”) and Capstone Consulting Partners, Inc. (“Capstone”), entities we acquired during 2004, which are included in the 2004 consolidated financial statements, and that constituted $363.9 million of total assets as of December 31, 2004 and an immaterial amount of revenues and net income for the year then ended. We did not assess the effectiveness of internal control over financial reporting at Epsilon or Capstone because of the timing of the acquisitions, which were completed in October 2004 and November 2004, respectively.
      Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2004.
      There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-3 hereof.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 11.	Executive Compensation
      Incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 14.	Principal Accountant Fees and Services
      Incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedule

(3) The following exhibits are filed as part of this Annual Report or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit
No.	Description

2.1	Purchase and Sale Agreement, dated September 5, 2002, among ADS Alliance Data Systems, Inc., Loyalty Management Group Canada, Inc. and Westcoast Energy Inc. carrying on business as Duke Energy Gas Transmission (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2002, File No. 001-15749).

2.2	Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holding,s LLC (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

2.3	First Amendment to Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holdings, LLC (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Private Label Credit Card Program Agreement between World Financial Network National Bank, Bath & Body Works, Inc. and Tri-State Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).

10.2	Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria’s Secret Direct, LLC, and Far West Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).

Exhibit
No.	Description

10.3	Private Label Credit Card Program Agreement between World Financial Network National Bank, Victoria’s Secret Stores, Inc., and Lone Mountain Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).

10.4	Private Label Credit Card Program Agreement between World Financial Network National Bank, Express, LLC, and Retail Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).

10.5	Private Label Credit Card Program Agreement between World Financial Network National Bank, The Limited Stores, Inc., and American Receivable Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).

10.6	Amendment, dated February 17, 2003, to Private Label Credit Card Program Agreement between World Financial Network National Bank, Express, LLC, and Retail Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.7 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

10.7	Private Label Credit Card Program Agreement between World Financial Network National Bank, Henri Bendel, Inc., and Western Factoring, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2002 File No. 001-15749).

10.8	Indenture of Sublease between J.C. Penney Company, Inc. and BSI Business Services, Inc., dated January 11,1996 (incorporated by reference to Exhibit No. 10.12 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.9	Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

10.10	Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997 and amended June 19, 1997 and January 15, 1998 (incorporated by reference to Exhibit No. 10.15 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.11	Amendments of April 14, 2000, January 17, 2001, and June 12, 2002 to lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.12 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

10.12	Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File N o. 333-94623).

10.13	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.14	Fourth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 30, 2001 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

10.15	Indenture of Lease by and between OTR and ADS Alliance Data Systems, Inc., dated as of February 1, 2002, as amended (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

10.16	Lease Agreement by and between Petula Associates, Ltd. and Compass International Services, dated August 28, 1998, as amended (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

Exhibit
No.		Description

*10	.17	Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002.

*10	.18	Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned.

10.19		Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

+10	.20	ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2003 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

+10	.21	Amendment No. 1, effective January 1, 2003, to ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10	.22	Amendment No. 2, effective January 1, 2004, to ADS Alliance Data Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.21 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+*10	.23	Alliance Data Systems Corporation Executive Deferred Compensation Plan.

+10	.24	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

+10	.25	Form of Alliance Data Systems Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623)

+10	.26	Form of Alliance Data Systems Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.36 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10	.27	Alliance Data Systems Corporation and its Subsidiaries Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 7, 2001, File No. 333-94623).

+10	.28	Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).

+10	.29	Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

+10	.30	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).

+10	.31	Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 20, 2001, File No. 333-65556).

+10	.32	Amendment, dated February 4, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

+10	.33	Amendment No. 2, dated April 7, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

+10	.34	Amendment No. 3, dated May 8, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

Exhibit
No.		Description

+10	.35	Amendment No. 4, dated June 9, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.32 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10	.36	Amendment No. 5, dated September 29, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.33 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10	.37	Amendment No. 6, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.34 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10	.38	Amendment No. 7, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10	.39	Amendment No. 8, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.36 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10	.40	Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10	.41	Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.42		Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333 -94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).

10.43		Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.44		Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and August 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of world financial network credit card master trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.45		Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.46		Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).

Exhibit
No.	Description

10.47	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418 ).

10.48	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).

10.49	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.50	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.51	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company, as supplemented by the Series 2001-A Indenture Supplement, the Series 2002-A Indenture Supplement, the Series 2002-VFN Supplement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).

10.52	Series 2003-A Indenture Supplement, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust filed with the SEC on August 28, 2003, File No. 333-60418-01).

10.53	Series 2004-A Indenture Supplement, dated as of May 19, 2004 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.54	Series 2004-B Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.55	Series 2004-C Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.56	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

Exhibit
No.		Description

10.57		Issuance Supplement to Series 2003-A Indenture Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 of the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Trust on August 28, 2003, File No. 333-60418-01).

+10	.58	Form of 2001 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by Michael D. Kubic as a participant in the performance-based restricted stock plan (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).

+10	.59	Form of 2002 Term Promissory Note, issued to ADS Alliance Data Systems, Inc. by Michael D. Kubic as a participant in the performance-based restricted stock plan (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002, File No. 001-15749).

10.60		Credit Agreement (3-Year), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).

10.61		First Amendment to Credit Agreement (3-Year), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).

10.62		Credit Agreement (364-Day), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).

10.63		First Amendment to Credit Agreement (364-Day) dated as of April 8, 2004, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004, File No. 001-15749).

10.64		Second Amendment to Credit Agreement (364-Day), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).

10.65		Credit Agreement (Canadian), dated as of April 10, 2003, by and among Loyalty Management Group Canada Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).

10.66		First Amendment to Credit Agreement (Canadian), dated as of October 21, 2004, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).

+10	.67	Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Michael A. Beltz, Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

Exhibit
No.		Description

+10	.68	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

10.69		Stockholders Agreement dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

10.70		First Amendment, dated as of April 9, 2003, to Stockholders Agreement, dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).

+10	.71	Alliance Data Systems Corporation 2004 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2004, File No. 001-15749).

*21		Subsidiaries of the Registrant.

*23	.1	Consent of Deloitte & Touche LLP.

*24		Power of Attorney (included on the signature page hereto).

*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
+ Management contract, compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
Alliance Data Systems Corporation
      We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in our report dated March 4, 2005, management excluded from their assessment the internal control over financial reporting of Epsilon Data Management, Inc. (“Epsilon”) and Capstone Consulting Partners, Inc. (“Capstone”), which were acquired in October and November, 2004, respectively; accordingly, our audit did not include the internal control over financial reporting at Epsilon or Capstone.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
Alliance Data Systems Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Alliance Data Systems Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Epsilon Data Management, Inc. (“Epsilon”) and Capstone Consulting Partners, Inc. (“Capstone”) which were acquired in October and November, 2004, respectively, and whose collective financial statements reflect total assets and revenues constituting 16% and 2% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Epsilon or Capstone. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 4, 2005

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share amounts)
Revenues
Transaction and marketing services	$512,288	$548,045	$644,849
Redemption	136,314	180,782	226,726
Securitization income	199,530	294,816	355,912
Other revenue	17,165	22,901	29,951

Total revenue	865,297	1,046,544	1,257,438
Operating expenses
Cost of operations	670,544	788,874	916,201
General and administrative	53,784	52,320	77,740
Depreciation and other amortization	41,768	53,948	62,586
Amortization of purchased intangibles	24,707	20,613	28,812

Total operating expenses	790,803	915,755	1,085,339

Operating income	74,494	130,789	172,099

Other expenses	834	4,275	—
Fair value loss on interest rate derivative	12,017	2,851	808
Interest expense, net	19,924	14,681	6,972

Income before income taxes	41,719	108,982	164,319
Provision for income taxes	18,060	41,684	61,948

Net income	$23,659	$67,298	$102,371

Net income per share:
Basic	$0.32	$0.86	$1.27

Diluted	$0.31	$0.84	$1.22

Weighted average shares:
Basic	74,422	78,003	80,614

Diluted	76,696	80,313	84,040

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands, except
	share amounts)
ASSETS
Cash and cash equivalents	$67,745	$84,409
Due from card associations	7,855	10,995
Trade receivables, less allowance for doubtful accounts ($1,316 and $1,458 at December 31, 2003 and 2004, respectively)	124,377	158,236
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($17,151 and $11,673 at December 31, 2003 and 2004, respectively)	271,396	248,074
Deferred tax asset, net	45,881	49,606
Other current assets	64,052	66,026

Total current assets	581,306	617,346
Redemption settlement assets, restricted	215,271	243,492
Property and equipment, net	133,746	147,531
Due from securitizations	280,778	244,291
Intangible assets, net	143,733	233,779
Goodwill	484,415	709,146
Other non-current assets	28,175	43,495

Total assets	$1,867,424	$2,239,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$63,466	$56,214
Accrued expenses	108,861	141,534
Merchant settlement obligations	56,904	77,980
Certificates of deposit	195,800	94,700
Credit facilities and other debt, current	4,990	135,962
Other current liabilities	49,999	54,229

Total current liabilities	480,020	560,619
Deferred tax liability, net	6,744	49,283
Deferred revenue — service	132,741	158,026
Deferred revenue — redemption	343,646	389,097
Certificates of deposit	4,600	—
Long-term and subordinated debt	184,761	206,861
Other liabilities	12,581	4,674

Total liabilities	1,165,093	1,368,560
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 80,043 shares (December 31, 2003) and 82,765 shares (December 31, 2004)	800	828
Unearned compensation	—	(7,739)
Additional paid-in capital	611,550	679,776
Treasury stock, at cost, 418 shares	(6,151)	(6,151)
Retained earnings	96,965	199,336
Accumulated other comprehensive (loss) income	(833)	4,470

Total stockholders’ equity	702,331	870,520

Total liabilities and stockholders’ equity	$1,867,424	$2,239,080

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional			Accumulated Other
			Unearned	Paid-In			Comprehensive	Total Comprehensive	Total Stockholders’
	Shares	Amount	Compensation	Capital	Treasury Stock	Retained Earnings	Income (Loss)	Income	Equity

	(In thousands)
January 1, 2002	73,987	$740	$—	$509,741	$(6,151)	$6,008	$(4,697)		$505,641
Net income						23,659		$23,659	23,659
Other comprehensive income, net of tax:
Change in fair value of derivatives							(317)	(317)	(317)
Reclassifications into earnings							93	93	93
Net unrealized gain on securities available-for-sale							1,635	1,635	1,635
Foreign currency translation adjustments							(630)	(630)	(630)

Other comprehensive income							781

Total comprehensive income								$24,440

Other common stock issued	951	9		12,468					12,477

December 31, 2002	74,938	749	—	522,209	(6,151)	29,667	(3,916)		542,558
Net income						67,298		$67,298	67,298
Other comprehensive income, net of tax:
Change in fair value of derivatives							(1,755)	(1,755)	(1,755)
Reclassifications into earnings							2,730	2,730	2,730
Net unrealized gain on securities available-for-sale							476	476	476
Foreign currency translation adjustments							1,632	1,632	1,632

Other comprehensive income							3,083

Total comprehensive income								$70,381

Common stock issued in conjunction with public offering	3,350	33		61,877					61,910
Other common stock issued	1,755	18		27,464					27,482

December 31, 2003	80,043	800	—	611,550	(6,151)	96,965	(833)		702,331
Net income						102,371		$102,371	102,371
Other comprehensive income, net of tax:
Reclassifications into earnings							482	482	482
Net unrealized loss on securities available-for-sale							(144)	(144)	(144)
Foreign currency translation adjustments							4,965	4,965	4,965

Other comprehensive income							5,303

Total comprehensive income								$107,674

Issuance of restricted stock	491	5	(7,739)	22,461					14,727
Other common stock issued	2,231	23		45,765					45,788

December 31, 2004	82,765	$828	$(7,739)	$679,776	$(6,151)	$199,336	$4,470		$870,520

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,659	$67,298	$102,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,852	29,688	36,272
Amortization	42,623	44,873	55,126
Deferred income taxes	11,582	9,701	31,154
Fair value loss on interest rate derivative	12,017	2,851	808
Provision for doubtful accounts	11,015	20,886	2,487
Non-cash stock compensation	2,948	5,889	15,767
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	3,016	(22,880)	(602)
Change in merchant settlement activity	(69,387)	27,280	17,936
Change in other assets	(8,149)	4,116	(3,240)
Change in accounts payable and accrued expenses	(9,967)	(3,266)	(7,394)
Change in deferred revenue	31,963	32,836	30,827
Change in other liabilities	(232)	(186)	(17,831)
Purchase of credit card receivables	(104,858)	(302,332)	(34,417)
Proceeds from sale of credit card receivable portfolios	154,046	202,322	105,538
Tax benefit of stock option exercises	—	2,065	11,209
Other operating activities	(1,559)	4,663	7,056

Net cash provided by operating activities	122,569	125,804	353,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in redemption settlement assets	(15,963)	(12,001)	(10,464)
Change in due from securitizations	(17,631)	(44,356)	35,743
Purchase business acquisitions, net of cash acquired	(35,891)	(51,656)	(329,493)
Payments to secure customer contracts	—	(30,541)	(4,362)
Change in seller’s interest	(80,739)	(74,402)	(48,441)
Capital expenditures	(42,379)	(46,955)	(48,329)
Other investing activities	—	3,254	1,049

Net cash used in investing activities	(192,603)	(256,657)	(404,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	543,960	853,324	860,988
Repayment of borrowings	(567,600)	(766,599)	(823,337)
Payment of capital lease obligations	(1,559)	(3,160)	(5,810)
Proceeds from public stock offerings	—	61,910	—
Proceeds from issuance of common stock	9,529	19,528	34,528

Net cash (used in) provided by financing activities	(15,670)	165,003	66,369

Effect of exchange rate changes on cash and cash equivalents	(1,392)	3,156	1,525

Change in cash and cash equivalents	(87,096)	37,306	16,664
Cash and cash equivalents at beginning of year	117,535	30,439	67,745

Cash and cash equivalents at end of year	$30,439	$67,745	$84,409

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$23,746	$19,868	$9,274

Income taxes paid, net of refunds	$15,337	$19,319	$21,094

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
      Description of the Business — Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”) is a leading provider of transaction services, credit services and marketing services in North America. The Company focuses on facilitating and managing transactions between its clients and their customers through multiple distribution channels including in-store, catalog and the Internet. Through the Credit Services and Marketing Services segments, the Company assists its clients in identifying and acquiring new customers and helps to increase the loyalty and profitability of its clients’ existing customers.
      The Company operates in three reportable segments: Transaction Services, Credit Services and Marketing Services. Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (issuer services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated utilities (utility services) and other processing-oriented businesses. Credit Services provides private label credit card receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label credit card programs. Marketing Services provides loyalty programs, such as the AIR MILES® Reward Program and integrated database marketing services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of ADSC and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.
      Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
      Due from Card Associations and Merchant Settlement Obligations — Due from card associations and merchant settlement obligations result from the Company’s merchant services and associated settlement activities. Due from card associations is generated from credit card transactions, such as MasterCard, Visa and American Express, at merchant locations. The Company records corresponding settlement obligations for amounts payable to merchants. These accounts are settled with the respective card association or merchant on different days.
      Credit Card Receivables — Credit card receivables are generally securitized immediately or shortly after origination. As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller’s interest. Seller’s interest is carried at fair value and credit card receivables are carried at lower of cost or market less an allowance for doubtful accounts. In its capacity as a servicer of the credit card receivables, the Company receives a servicing fee from the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust II and World Financial Network Credit Card Master Trust III (“WFN Trusts”). Management estimates the cost incurred in servicing the credit card receivables approximates the service fees received, and therefore has not recorded a servicing asset or liability as of December 31, 2003 and 2004.
      Redemption Settlement Assets, Restricted — These securities relate to the redemption fund for the AIR MILES Reward Program and are held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of our sponsor contracts. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Property and Equipment — Furniture, fixtures, computer equipment and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization, including capital leases are computed on a straight-line basis, using estimated lives ranging from three to 15 years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Software development (costs to create new platforms for certain of the Company’s information systems) and conversion costs (systems, programming and other related costs to allow conversion of new client accounts to the Company’s processing systems) are capitalized in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and are amortized on a straight-line basis over the length of the associated contract or benefit period, which generally ranges from three to five years.

Revenue Recognition
      The Company’s policy follows the guidance from SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. SAB No. 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates existing SAB Topic 13 to be consistent with recently issued guidance, primarily Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.
      Transaction and Marketing Services — The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed. Included are reimbursements received for “out-of-pocket” expenses. In general, the Company does not enter into license sales for its products or services. In cases where the Company enters into license sales, revenue is recognized in accordance with SOP 97-2 “Software Revenue Recognition” and related literature.
      AIR MILES Reward Program — The Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles based on relative fair values between the redemption element of the award ultimately provided to the collector (the “Redemption element”) and the service element (the “Service element”). The Service element consists of direct marketing and support services provided to sponsors.
      The fair value of the Service element is based on the estimated fair value of providing the services on a third-party basis. The revenue related to the Service element of the AIR MILES reward miles is initially deferred and amortized over the period of time beginning with the issuance of the AIR MILES reward miles and ending upon their expected redemption (the estimated life of an AIR MILES reward mile, or 42 months).
      The fair value of the Redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the Redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base (“breakage”). The Company currently estimates breakage to be one-third of AIR MILES reward miles issued.
      Securitization income — Securitization income represents gains and losses on securitization of credit card receivables and interest income on seller’s interest and credit card receivables held on the balance sheet less a provision for doubtful accounts of $8.2 million, $20.4 million and $1.8 million for the years

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
ended December 31, 2002, 2003, and 2004, respectively. For the years ended December 31, 2002, 2003 and 2004, the Company recognized $2.8 million, $4.0 million and $2.0 million, respectively, in gains, related to the securitization of new credit card receivables accounted for as sales. The Company records gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represents an interest only (“I/O”) strip, consisting of the excess of finance charges and certain other fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the receivables. The amount initially allocated to the I/O strip at the date of a securitization reflects the allocated original basis of the relative fair values of those interests. The amount recorded for the I/O strip is reduced for distributions on the I/O strip, which the Company receives from the related trust, and is adjusted for changes in the fair value of the I/O strip, which are reflected in other comprehensive income. Because there is not a highly liquid market for these assets, management estimates the fair value of the I/O strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the I/O strip.
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
      Securitization Sales — The Company’s securitization of its credit card receivables involves the sale to a trust and is accomplished primarily through the public and private issuance of asset-backed securities by the special purpose entities. The Company removes credit card receivables from its Consolidated Balance Sheets for those asset securitizations that qualify as sales in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of FASB Statement No. 125”. The Company has determined that the WFN Trusts are qualifying special purpose entities as defined by SFAS No. 140, and that all current securitizations qualify as sales.
      Goodwill and Other Intangible Assets — Goodwill and indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment may have occurred, using the market comparable and discounted cash flow methods. Separable intangible assets that have finite useful lives are amortized over those useful lives.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Earnings Per Share — Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common and potentially dilutive common shares (dilutive stock options, unvested restricted stock and other dilutive securities outstanding during the year).
      The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share
	amounts)
Numerator
Net income available to common stockholders	$23,659	$67,298	$102,371

Denominator
Weighted average shares, basic	74,422	78,003	80,614
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	2,274	2,310	3,426

Denominator for diluted calculation	76,696	80,313	84,040

Basic
Net income per share	$0.32	$0.86	$1.27

Diluted
Net income per share	$0.31	$0.84	$1.22

      Management Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Currency Translation — The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income, and those resulting from translation of financial statements are included in accumulated other comprehensive (loss) income.
      Advertising Costs — The Company participates in various advertising and marketing programs. The cost of advertising and marketing programs are expensed in the period incurred. The Company has recognized advertising expenses of $21.2 million, $30.0 million and $30.2 million for the years ended 2002, 2003 and 2004.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Stock Compensation Expense and Unearned Compensation — At December 31, 2004, the Company had three stock-based employee compensation plans related to stock options and restricted stock. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share
	amounts)
Net income, as reported	$23,659	$67,298	$102,371
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,916	3,725	10,249
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(14,642)	(15,057)	(19,756)

	$10,933	$55,966	$92,864

Net income per share:
Basic-as reported	$0.32	$0.86	$1.27
Basic-pro forma	$0.15	$0.72	$1.15
Diluted-as reported	$0.31	$0.84	$1.22
Diluted-pro forma	$0.14	$0.70	$1.11
      Income Taxes — Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes using the asset/liability method of accounting. Under this method, deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.
      Long-Lived Assets — Long-lived assets and other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
      Derivative Instruments — Historically, the Company used interest rate swaps to hedge its exposure to interest and foreign exchange rate changes. The Company accounts for its derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended”, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive (loss) income until the hedged item is recognized in net income. For derivatives that do not qualify as hedges under SFAS No. 133, the change in fair value is recorded as part of earnings. It is the policy of the Company to

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.
      The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of ongoing business operations. The Company recognizes all derivatives on the balance sheet at their fair value. The estimated fair value of the derivatives is based primarily on dealer quotations. The Company presently uses derivatives to mitigate cash flow risks with respect to changes in interest rates. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or as a hedge of a change in fair value (fair value hedge). Changes in the fair value of a derivative that are designated and qualify as a cash flow hedge are recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that are designated and qualify as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item. Amounts on the balance sheet are recorded as a component of “Other liabilities.” Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes. The Company discontinues hedge accounting when the derivative expires or is sold, terminated or exercised.
      The Company’s policy is to minimize its cash flow exposure to adverse changes in interest rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection. The Company does not have any outstanding derivatives at December 31, 2004.
      Recently Issued Accounting Standards — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123(R) in its third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material impact on its statements of income and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123(R) as a determination has not yet been made as to the selection of acceptable option-pricing model alternatives, as well as lack of precision around expected forfeitures.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs an amendment of ARB No. 43, Chapter 4”, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance. Retroactive application is not permitted. Management is analyzing the requirements of SFAS No. 151 and believes that its adoption will not have any significant impact on the Company’s financial position, statements of income or cash flows.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of SFAS No. 153 and believes that its adoption will not have any significant impact on the Company’s financial position, statements of income or cash flows.
      Reclassifications — For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation.

3.	ACQUISITIONS
      During the past three years the Company completed the following acquisitions:

Business	Month Acquired	Consideration	Segment

2004:
Epsilon Data Management, Inc.	October 2004	Cash for Common Stock	Marketing Services
Capstone Consulting Partners, Inc.	November 2004	Cash for Common Stock	Transaction Services
2003:
ExoLink Corporation	January 2003	Cash for Assets	Transaction Services
Conservation Billing Services, Inc.	September 2003	Cash for Common Stock	Transaction Services
Orcom Solutions, Inc.	December 2003	Cash for Common Stock	Transaction Services
2002:
Loyalty One, Inc.	January 2002	Cash for Common Stock	Transaction Services
Enlogix Group	September 2002	Cash for Equity	Transaction Services
Targeted Marketing Services	December 2002	Cash for Assets	Transaction Services

2004 Acquisitions:
      In October, 2004, the Company completed the acquisition of Epsilon Data Management, Inc. (“Epsilon”). The results of operations have been included since of the date of acquisition. Epsilon has provided customer management and loyalty solutions for over 35 years. Epsilon utilizes database technologies and analytics to evaluate value, growth and loyalty of its clients’ customers and assists clients in acquiring new customer relationships. As a result of this acquisition, the Company believes that it is in a position to continue to expand its North American presence in the loyalty market. The merger consideration consisted of approximately $310.0 million in cash. The base purchase price of $310.0 million

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS — (Continued)
was adjusted to $314.5 million as a result of customary post-closing purchase price adjustments and closing costs. $2.0 million of the purchase price was placed into escrow pending calculation of the final net working capital adjustment, and $10.0 million of the purchase price was placed into escrow for a period of eighteen months to satisfy potential indemnification claims. Additional closing costs were also paid in 2004.
      The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of October 29,
2004

Current assets	$31,450
Property, plant and equipment	11,341
Identifiable intangible assets	122,500
Goodwill	211,335
Other assets	12,000

Total assets acquired	388,626

Current liabilities	29,282
Deferred tax liability	39,405
Other long-term liabilities	4,089

Total liabilities assumed	72,776

Net assets acquired	$315,850

Supplemental Pro forma:
      Supplemental pro forma information is presented below.
      The following unaudited pro forma results of operations of the Company are presented as if the Epsilon transaction was completed as of the beginning of the periods being presented. The following unaudited pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the transaction had been completed as of January 1, 2003 or of any client losses, voluntary or involuntary, or wins during the periods presented.

	2003	2004

	(unaudited)
Revenues	$1,189,322	$1,375,169
Net income	58,535	99,327
Basic net income per share	$0.75	$1.23
Diluted net income per share	$0.73	$1.18
      In November 2004, the Company acquired Capstone Consulting Partners, Inc. (“Capstone”), a provider of management consulting and technical services to the energy industry. Total consideration paid in connection with the acquisition was approximately $11.4 million. Pro forma information is not presented as the impact was not material.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS — (Continued)

2003 Acquisitions:
      In January 2003, the Company purchased substantially all of the assets of Exolink Corporation, a provider of utility back office support services. In September 2003, the Company acquired Conservation Billing Services, a Florida-based submetering service provider. Through this acquisition, the Company now provides submetering services that include automated meter reading, billing and collecting for clients that manage commercial properties that house multiple tenants, such as malls and multi-family properties. In December 2003, we acquired Orcom Solutions, Inc., a leading provider of customer care and billing services to electric, gas, water and waste water utilities in North America, primarily in the mid-tier utility marketplace. Total consideration paid in connection with the acquisitions was approximately $51.7 million.

2002 Acquisitions:
      In January 2002, the Company acquired Frequency Marketing, Inc., a small marketing services firm, adding new products for the Company’s loyalty and one-to-one marketing offerings in the U.S. In September 2002, the Company acquired Enlogix Group, formerly wholly owned subsidiaries of Duke Energy Corporation, which provides customer information services to utilities in Canada. In December 2002, the Company purchased Targeted Marketing Services which offered frequent shopper card and paperless coupon solution to grocery retailers and consumer packaged good manufacturers. Total consideration paid in connection with the acquisitions was approximately $35.9 million.

Purchase Price Allocation:
      The following table summarizes the purchase price for the acquisitions, and the allocation thereof:

	2002	2003	2004

	(In thousands)
Identifiable intangible assets	$17,752	$28,896	$126,380
Goodwill	26,196	22,765	218,622
Other net liabilities acquired	(8,057)	(5)	(17,786)

Purchase price	$35,891	$51,656	$327,216

      Of the $126.4 million of acquired intangible assets at December 31, 2004, $11.2 million was assigned to a tradename that is not subject to amortization. The remaining $115.2 million of acquired identifiable intangible assets is comprised of computer software of $12.4 million with an estimated life of 3 years and customer contracts of $98.9 million and $3.9 million with estimated lives of 7-10 years and approximately 2 years, respectively.
      The $218.6 million of goodwill acquired during 2004 was assigned to the Marketing Services and Transaction Services segments in the amounts of $211.3 million and $7.3 million, respectively. Goodwill is not deductible for tax purposes, or amortized for book purposes. An independent valuation was conducted in the fourth quarter of 2004 to assign a fair market value to the intangible assets identified as part of the Epsilon acquisition.
      The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels, or if certain other conditions are met. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31, 2003				December 31, 2004

		Unrealized				Unrealized

	Cost	Gains	Losses	Fair value	Cost	Gains	Losses	Fair Value

				(In thousands)
Cash and cash equivalents	$21,593	$—	$—	$21,593	$56,333	$—	$—	$56,333
Government bonds	40,383	475	—	40,858	40,132	710	—	40,842
Corporate bonds	152,950	—	(130)	152,820	145,745	572	—	146,317

Total	$214,926	$475	$(130)	$215,271	$242,210	$1,282	$—	$243,492

5.	PROPERTY AND EQUIPMENT
      Property and equipment consist of the following:

	December 31,

	2003	2004

	(In thousands)
Software development and conversion costs	$123,114	$123,231
Computer equipment and purchased software	71,395	94,056
Furniture and fixtures	60,610	66,800
Leasehold improvements	48,592	53,683
Capital leases	8,034	16,125
Construction in progress	5,342	9,892

Total	317,087	363,787
Accumulated depreciation	(183,341)	(216,256)

Property and equipment, net	$133,746	$147,531

6.	SECURITIZATION OF CREDIT CARD RECEIVABLES
      The Company regularly securitizes its credit card receivables to the WFN Trusts. During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum. The Company’s outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2005 and 2011.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SECURITIZATION OF CREDIT CARD RECEIVABLES — (Continued)
      The following table shows the maturities of borrowing commitments as of December 31, 2004 for the WFN Trusts by year:

					2009 &
	2005	2006	2007	2008	Thereafter	Total

			(In thousands)
Public notes	$—	$450,000	$600,000	$600,000	$950,000	$2,600,000
Private conduits(1)	1,157,143	—	—	—	—	1,157,143

Total	$1,157,143	$450,000	$600,000	$600,000	$950,000	$3,757,143

(1)	Represents borrowing capacity, not outstanding borrowings.
“Due from securitizations” consists of:

	December 31,

	2003	2004

	(In thousands)
Spread deposits	$163,225	$118,205
I/ O strips	58,431	62,869
Residual interest in securitization trust	55,002	58,517
Excess funding deposits	4,120	4,700

	$280,778	$244,291

      The Company is required to maintain minimum interests ranging from 4% to 8% of the securitized credit card receivables. This requirement is met through seller’s interest and is supplemented through the excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations. Residual interest in securitization represents a subordinated interest in the cash flows of the WFN Trusts.
      The spread deposits and I/ O strips are initially recorded at their allocated carrying amount based on relative fair value. Fair value is determined by computing the present value of the estimated cash flows, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including payment rates, delinquency, default and loss assumptions. I/ O strips, seller’s interest and other interests retained are periodically evaluated for impairment based on the fair value of those assets.
      Fair values of I/ O strips and other interests retained are based on a review of actual cash flows and on the factors that affect the amounts and timing of the cash flows from each of the underlying credit card receivable pools. Based on this analysis, assumptions are validated or revised as deemed necessary, the amounts and the timing of anticipated cash flows are estimated and fair value is determined. The Company has one collateral type, private label credit card receivables.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SECURITIZATION OF CREDIT CARD RECEIVABLES — (Continued)
      At December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the assumptions are as follows:

		Impact on Fair Value	Impact on Fair Value
	Assumptions	of 10% Change	of 20% Change

	(In thousands)
Fair value of I/ O strip	$62,869
Weighted average life	7.5 months
Discount rate	8.0%	$(128)	$(255)
Expected yield, net of dilution	15.2%	(21,481)	(41,126)
Interest expense	2.6%	(292)	(577)
Net charge-offs rate	7.3%	(6,991)	(13,992)
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
      Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted rate paid on the series. The amount required to be deposited is approximately 3.8% of the investor’s interest in the WFN Trusts. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2004.
      The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,

	2002	2003	2004

	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$4,979.1	$5,801.0	$7,060.4
Proceeds from new securitizations	600.1	600.0	1,400.0
Servicing fees received	46.9	50.5	59.3
Other cash flows received on retained interests	192.0	286.4	317.9

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SECURITIZATION OF CREDIT CARD RECEIVABLES — (Continued)
      The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	December 31,

	2003	2004

	(In millions)
Total principal of credit card receivables managed	$3,302.7	$3,430.4
Less credit card receivables securitized	3,186.8	3,377.3

Credit card receivables held	$115.9	$53.1

Principal amount of credit card receivables 90 days or more past due	$72.5	$70.6

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Net charge-offs including billed, unpaid finance charges and fees	$270,243	$299,295	$322,303

7.	INTANGIBLE ASSETS AND GOODWILL
      Intangible assets consist of the following:

	December 31, 2004

		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method

	(In thousands)
Premium on purchased credit card portfolios	$43,137	$(12,299)	$30,838	5-10 years — straight line
Tradename	11,200	—	11,200	Indefinite life
Customer contracts and lists	216,277	(45,236)	171,041	2-20 years — straight line
Noncompete agreements	1,500	(1,202)	298	1-5 years — straight line
Collector database	58,233	(37,831)	20,402	15% — declining balance

Total intangible assets	$330,347	$(96,568)	$233,779

	December 31, 2003

		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method

	(In thousands)
Premium on purchased credit card portfolios	$42,142	$(6,774)	$35,368	5-10 years — straight line
Customer contracts and lists	131,487	(46,308)	85,179	3-20 years — straight line
Noncompete agreements	4,300	(3,399)	901	1-5 years — straight line
Collector database	53,991	(31,706)	22,285	15% — declining balance

Total intangible assets	$231,920	$(88,187)	$143,733

      In connection with the acquisitions of Epsilon and Capstone in 2004, the Company acquired approximately $102.8 million in customer contracts and a tradename with a fair value of approximately $11.2 million.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INTANGIBLE ASSETS AND GOODWILL — (Continued)
      During the third quarter of 2003, the Company completed the acquisition and conversion of approximately $223.6 million of receivables associated with Stage Stores, Inc.’s portfolio of approximately 800,000 active private label credit card accounts, and has assumed overall operation of Stage Stores’ private label credit card program. The Company paid approximately $236.1 million for this portfolio. The preliminary purchase price allocation resulted in identifiable intangible assets of $27.0 million that are being amortized over approximately 10 years. The Company capitalizes initial payments for contracts associated with customer processing relationships. In March 2003, the Company acquired the contract for utility processing with Centrica and American Electric Power.
      The estimated amortization expense related to intangible assets for the next five years is as follows:

For Years Ending
December 31,

(In thousands)
2005	$38,070
2006	37,295
2007	30,790
2008	29,009
2009	19,072
Goodwill
      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 respectively, are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total

		(In thousands)
December 31, 2002	$281,942	$—	$147,778	$429,720
Goodwill acquired during year	22,765	—	—	22,765
Effects of foreign currency translation	—	—	32,031	32,031
Other, primarily final purchase price adjustments	(101)	—	—	(101)

December 31, 2003	304,606	—	179,809	484,415
Goodwill acquired during year	7,287	—	211,335	218,622
Goodwill disposed of during year	(380)	—	—	(380)
Effects of foreign currency translation	2,293	—	14,128	16,421
Recognition of deferred tax asset(1)	(13,371)	—	—	(13,371)
Other, primarily final purchase price adjustments	3,439	—	—	3,439

December 31, 2004	$303,874	$—	$405,272	$709,146

(1)	The Company determined the final value of certain deferred tax assets and liabilities related primarily to net operating losses acquired as part of the acquisition of Orcom Solutions, Inc. Such amounts have been reclassified from goodwill subsequent to the acquisition.
      The Company completed annual impairment tests for goodwill on July 31, 2002, 2003 and 2004 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2005, unless circumstances exist that indicate that an impairment may have occurred.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DEFERRED REVENUE
      A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Year Ended
	December 31,

	2003	2004

	(In thousands)
Deferred Revenue — Service
Beginning balance	$103,039	$132,741
Cash proceeds	69,800	86,998
Revenue recognized	(62,958)	(73,233)
Effects of foreign currency translation	22,860	11,520

Ending balance	$132,741	$158,026

Deferred Revenue — Redemption
Beginning balance	$259,471	$343,646
Cash proceeds	137,310	159,724
Revenue recognized	(112,769)	(141,261)
Effects of foreign currency translation	59,634	26,988

Ending balance	$343,646	$389,097

9.	DEBT
      Debt consists of the following:

	December 31,

	2003	2004

	(In thousands)
Certificates of deposit	$200,400	$94,700
Credit facility	179,789	324,629
Other	9,962	18,194

	390,151	437,523
Less: current portion	(200,790)	(230,662)

Long term portion	$189,361	$206,861

      Certificates of Deposit — Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 1.5% to 4.0% at December 31, 2003 and 2.0% to 2.7% at December 31, 2004. Interest is paid monthly and at maturity.
      Credit Facilities — The Company amended its 364-day credit facility by and among the Company, the guarantors from time to time party thereto, the banks from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent, as of April 8, 2004, to extend for an additional 364 days the terms of the previous 364-day credit facility dated as of April 10, 2003, by and among the same parties.
      On October 21, 2004, the Company entered into amendments to its three credit facilities. Collectively, the three amendments increased the aggregate amount of revolving commitments under the three credit facilities from $400.0 million to $435.0 million since adjusted to $455.0 million. The amendment to the 3-year credit facility increased the amount of revolving commitments thereunder from $150.0 million to $200.0 million. The amendment to the 364-day credit facility increased the amount of

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEBT — (Continued)
revolving commitments thereunder from $150.0 million to $185.0 million, which has since been adjusted to $205.0 million. The amendment to the Canadian credit facility decreased the amount of revolving commitments thereunder from $100.0 million to $50.0 million. In addition, the amendments increased the aggregate amount of commitments permitted under the three credit facilities from $450.0 million to $500.0 million. As a result, the Company has the right to obtain commitments under the three credit facilities for an additional $45.0 million in the aggregate without having to amend the credit facilities. Except as described above, the remaining terms of each credit facility remain unchanged.
      Advances under the credit facilities are in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its “prime rate” and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuates based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 1.0% to 1.5% based upon the ratio of total debt under the credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities are secured by pledges of stock of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes.
      In addition, under the terms of the Company’s credit facilities, the Company cannot declare or pay dividends or return capital to its common stockholders, and the Company is restricted in the amount of any other distribution, payment or delivery of property or cash to its common stockholders.
      At December 31, 2004, the Company had borrowings of $324.6 million outstanding under these credit facilities (with an average interest rate of 3.6%), the Company issued no letters of credit, and had available unused borrowing capacity of approximately $130.4 million. The credit facilities limit the Company’s aggregate outstanding letters of credit to $50.0 million. The Company can obtain an increase in the total commitment under the credit facilities of up to $45.0 million if it is not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.
      Other — The Company has other minor borrowings, primarily capital leases, with varying interest rates.
      Maturities — Debt at December 31, 2004 matures as follows (in thousands):

2005	$230,662
2006	199,367
2007	4,138
2008	3,236
2009	114
Thereafter	6

$437,523

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCOME TAXES
      The Company files a consolidated federal income tax return.

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Components of income before income taxes:
Domestic	$22,095	$74,905	$117,040
Foreign	19,624	34,077	47,279
Total	$41,719	$108,982	$164,319

Components of income tax expense are as follows:
Current
Federal	$(13,059)	$1,630	$4,348
State/provincial	7,342	10,770	11,545
Foreign	12,195	19,583	14,901

Total current	6,478	31,983	30,794
Deferred
Federal	16,364	26,335	36,091
State/provincial	(1,161)	(4,534)	(1,528)
Foreign	(3,621)	(12,100)	(3,409)

Total deferred	11,582	9,701	31,154

Total provision for income taxes	$18,060	$41,684	$61,948

      A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Expected expense at statutory rate	$14,602	$38,144	$57,511
Increase (decrease) in income taxes resulting from:
State and foreign income taxes	3,361	4,404	8,492
Foreign tax less than domestic	(1,746)	(1,706)	(6,475)
Canadian rate reduction (increase) impact	4,094	(2,679)	—
Other, net	(2,251)	3,521	2,420

Total	$18,060	$41,684	$61,948

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCOME TAXES — (Continued)
      Deferred tax assets and liabilities consist of the following:

	December 31,

	2003	2004

	(In thousands)
Deferred tax assets
Deferred revenue	$70,775	$84,935
Allowance for doubtful accounts	6,218	4,372
Net operating loss carryforwards	37,625	46,747
Depreciation	3,168	69
Derivatives	1,580	—
Accrued expenses	6,485	9,305
Other	2,864	140

Total deferred tax assets	128,715	145,568

Deferred tax liabilities
Deferred income	$38,273	$32,961
Servicing rights	20,822	22,004
Intangible assets	12,248	60,982
Other	—	—

Total deferred tax liabilities	71,343	115,947

Net deferred tax asset before valuation allowance	57,372	29,621
Valuation allowance	(18,235)	(29,298)

Net deferred tax asset	$39,137	$323

Amounts recognized in the consolidated balance sheet:
Current assets	$45,881	$49,606

Non-current liabilities	$6,744	$49,283

      At December 31, 2004, the Company had approximately $58.1 million of federal net operating loss carryforwards (NOL’s), which expire at various times through 2023. The utilization of the $58.1 million federal NOL’s are subject to limitations under Section 382 of the Internal Revenue Code on account of changes in the equity ownership. In addition, the Company has approximately $500.6 million of state net operating loss carryforwards, which expire at various times through 2024. NOL’s are subject to a valuation allowance established for the tax benefit associated with their respective unrealizable federal and state NOL’s. The valuation allowance relates primarily to state NOL’s and reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized and primarily increased as a result of the NOL’s recorded related to Orcom, as discussed in Note 7.
      The Company’s income taxes payable have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders’ equity and totaled $0 million, $2.1 million and $11.2 million for calendar years 2002, 2003 and 2004, respectively.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCOME TAXES — (Continued)
      The Canadian corporate income tax rate decreased for the 2002 year. The Company recorded $4.1 million of income tax expense in 2002, to reduce the deferred tax assets in Canada related to the lower income tax rate. In 2003 the Canadian corporate income tax rate was increased for the 2004 tax year. Therefore, in 2003, the Company recorded $2.7 million of income tax benefit to increase the deferred tax assets in Canada related to the higher income tax rates.
      As a matter of course, the Company is regularly examined by federal, state and foreign tax authorities. Although the results of these examinations are uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on the Company’s financial statements.

11.	STOCKHOLDERS’ EQUITY
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
      In November 2003, the Company facilitated a secondary public offering of 8,663,382 shares of the Company’s common stock at $26.95 per share. 7,533,376 shares were sold by the Company’s second largest stockholder, Limited Commerce Corp., a wholly-owned subsidiary of Limited Brands, which together with its retail affiliates is our largest customer, and the remaining 1,130,006 shares were sold by the Company’s largest stockholder, Welsh Carson, through two of its affiliated entities. The Company sold no stock and received none of the proceeds from the secondary offering. In connection with the secondary offering, the Company incurred approximately $450,000 in registration costs, which were expensed in the fourth quarter. As a result of the secondary offering, Limited Commerce Corp. is no longer a stockholder of the Company.

12.	STOCK COMPENSATION PLANS
      The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.
      Certain of the Company’s employees have been granted stock options under the Company’s Stock Option and Restricted Stock Plan, as amended and restated (the “Plan”). The stock options generally vest over three to four years and expire 10 years after the date of grant. The Plan also provides for the granting of performance-based restricted stock awards to certain officers of the Company. The performance-based restricted shares subject to these grants do not vest unless specified performance measures, tied to either EBITDA or return on stockholders’ equity, are met. If these performance targets are met, some of the performance-based restricted shares vest over a five-year period. However, some of the performance-based restricted shares may vest on a more accelerated basis if certain annual EBITDA performance targets are met.
      During 2004, 199,120 shares vested in accordance with the Plan. As of December 31, 2004, performance-based restricted stock awards representing an aggregate of 526,600 shares had been granted under the Plan and are no longer subject to restrictions.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	STOCK COMPENSATION PLANS — (Continued)
      On April 4, 2003, the Board of Directors of the Company adopted the 2003 Long Term Incentive Plan (“LTIP”) and the stockholders approved it at the Company’s 2003 annual meeting of stockholders on June 10, 2003. The LTIP reserves 6,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates.
      During 2004, 121,778 shares of performance based restricted stock had been granted under the LTIP. As of December 31, 2004, 441,637 shares had been granted under the LTIP of which 312,778 were still outstanding and subject to vesting restrictions. The restrictions on the shares subject to these grants do not lapse unless specified performance measures tied to either cash earnings per share or return on stockholders’ equity are met. If these performance targets are met, the restrictions on some of these shares lapse at the end of a three-year period. However the Company’s Board of Directors may accelerate the lapsing of such restrictions if certain annual cash earnings per share performance targets are met.
      Additionally, during 2004, the Company awarded 191,000 shares of time-based restricted stock with vesting periods of one to four years. The Company recorded $8.2 million (the aggregate value of the common stock based on the market price at the date of award) as unearned stock compensation related to this grant and related amortization expense of $0.4 million.
      Terms of all awards are determined by the Board of Directors or the compensation committee of the Board of Directors or its designee at the time of award.
      During 2002, 2003 and 2004, the Company recognized total stock compensation expense of $2.9 million, $5.9 million and $15.8 million, respectively.
      The fair value of each option grant utilized for required disclosures is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2002	2003	2004

Expected dividend yield	—	—	—
Risk-free interest rate	3.5%	3.2%	3.4%
Expected life of options (years)	4.0	4.0	4.0
Assumed volatility	48.0%	33.9%	38.0%
Weighted average fair value	$7.28	$7.54	$11.94

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	STOCK COMPENSATION PLANS — (Continued)
      The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable

		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price

	(In thousands, except per share amounts)
Balance at January 1, 2002	6,519	$12.34
Granted	1,485	17.59
Exercised	(664)	11.73
Cancelled	(319)	13.25

Balance at December 31, 2002	7,021	$13.48	3,418	$12.04

Granted	1,733	24.05
Exercised	(1,393)	12.54
Cancelled	(289)	14.65

Balance at December 31, 2003	7,072	$16.20	4,109	$16.20

Granted	2,001	$32.93
Exercised	(2,131)	14.80
Cancelled	(327)	23.00

Balance at December 31, 2004	6,615	$21.33	3,261	$14.08

      The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2004:

	Outstanding			Exercisable

		Remaining Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

	(In thousands, except per share amounts)
$9.00 to $12.00	1,519	4.8	$10.74	1,519	$10.74
$12.01 to $15.00	1,565	6.3	$14.93	1,321	$14.96
$15.01 to $22.00	155	7.0	$16.50	62	$15.71
$22.01 to $29.00	1,478	8.4	$24.25	359	$24.21
$29.01 to $39.00	1,606	9.1	$31.43	—	$—
$39.01 to $47.00	292	9.7	$41.77	—	$—

	6,615			3,261

13.	EMPLOYEE BENEFIT PLANS
      The Company maintains a 401(k) retirement savings plan, which covers all eligible U.S. employees. Participants can, in accordance with Internal Revenue Service (“IRS”) guidelines, set aside both pre and post tax savings in this account. In addition to associate’s savings, the Company contributes to plan participants’ accounts. The Alliance 401(k) and Retirement Savings Plan was amended effective January 1, 2004 to better benefit the majority of Company associates. The plan is an IRS approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible associates can participate in the plan immediately upon joining the Company and after six months of employment begin receiving Company matching contributions. On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar an associate contributes is matched for savings between four percent and five percent of pay. All Company matching contributions are immediately vested.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EMPLOYEE BENEFIT PLANS — (Continued)
In addition to the Company match, the Company annually may make an additional contribution based on the profitability of the Company. This contribution, subject to Board of Directors approval, is based on a percentage of pay and is subject to a five year vesting schedule. The participants in the plan can direct their contributions and the Company’s matching contribution to nine investment options, including the Company’s common stock. Company contributions for associates age 65 or older vest immediately. Contributions for the years ended December 31, 2002, 2003 and 2004 were $8.3 million, $9.3 million and $11.3 million, respectively.
      The Company also provides a Deferred Profit Sharing Plan for its Canadian employees after one year of service. Company contributions range from one to four percent of earnings, based on years of service.
      In February 2001, the Company adopted an Employee Stock Purchase Plan and reserved 1,500,000 shares of common stock for issuance under the plan. In accordance with IRS regulations, the plan permits our eligible employees and those of our designated subsidiaries to purchase the common stock of the Company at a 15% discount to the fair market value through payroll deductions. No employee may purchase more than $25,000 in stock under the plan in any calendar year. The fair market value is determined each quarter as the lesser of the closing price on the first business day of the quarter or the last business day of the quarter. Approximately 413,575 shares of common stock have been purchased under the plan since its adoption, with approximately 146,867 shares purchased in 2004.
      The Company also maintains a Supplemental Executive Retirement Plan (“SERP”). The SERP provides an opportunity for a select group of management and highly compensated employees to defer on a pre-tax basis a portion of their regular compensation and bonuses payable for services rendered and to receive certain employer contributions. As of December 31, 2004, effective January 1, 2005, the Company amended the SERP consistent with recent legislation, made no material changes otherwise and renamed the SERP the Executive Deferred Compensation Plan.

14.	COMMITMENTS AND CONTINGENCIES
AIR MILES Reward Program
      The Company has entered into certain contractual arrangements that result in a fee being billed to sponsors upon redemption of AIR MILES reward miles. The Company has obtained revolving letters of credit and other assurances from certain of these sponsors for the Company’s benefit that expire at various dates. These letters of credit total $98.6 million at December 31, 2004, which exceeds the estimated amount of the obligation to provide travel and other rewards.
      The Company currently has an obligation to fund redemption of AIR MILES reward miles as they are redeemed by collectors. The Company believes that the redemption settlement assets are sufficient to meet that obligation.
      The Company has entered into certain long-term arrangements to purchase tickets from airlines and other suppliers in connection with redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to make purchases at set prices. Under these agreements, the Company is required to pay annual minimums of approximately $18.6 million.
Leases
      The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $47.3 million, $48.2 million and $43.7 million for the years ended December 31, 2002, 2003 and 2004 respectively.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	COMMITMENTS AND CONTINGENCIES — (Continued)
      Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2004 are (in thousands):

	Operating	Capital
Year:	Leases	Leases

2005	$37,121	$7,458
2006	31,264	5,787
2007	24,094	4,779
2008	13,969	3,475
2009	10,355	118
Thereafter	15,267	7

Total	$132,070	21,624

Less amount representing interest		(3,430)

Total present value of minimum lease payments		$18,194

Regulatory Matters
      WFNNB is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFNNB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
      Quantitative measures established by regulation to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital to average assets (as defined) (“total capital ratio”, “Tier 1 capital ratio” and “leverage ratio”, respectively). Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2004, WFNNB’s Tier 1 capital ratio was 32.7%, total capital ratio was 33.9% and leverage ratio was 48.3%, and WFNNB was not subject to a capital directive order.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	COMMITMENTS AND CONTINGENCIES — (Continued)
Cardholders
      The Company’s Credit Services segment is active in originating private label credit cards in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.
      Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2004, WFNNB had approximately 26.8 million cardholders, having unused lines of credit averaging $836 per account.

15.	FINANCIAL INSTRUMENTS
      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit through charge cards. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.
      Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2003		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

		(In thousands)
Financial assets
Cash and cash equivalents	$67,745	$67,745	$84,409	$84,409
Due from card associations	7,855	7,855	10,995	10,995
Trade receivables, net	124,377	124,377	158,236	158,236
Seller’s interest and credit card receivables, net	271,396	271,396	248,074	248,074
Redemption settlement assets, restricted	215,271	215,271	243,492	243,492
Due from securitizations	280,778	280,778	244,291	244,291
Financial liabilities
Accounts payable	63,466	63,466	56,214	56,214
Merchant settlement obligations	56,904	56,904	77,980	77,980
Derivatives	4,887	4,887	—	—
Debt	390,151	390,151	437,523	437,523
      The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:
      Cash and cash equivalents, due from card associations, trade receivables, net, accounts payable, and merchant settlement obligations — The carrying amount approximates fair value due to the short maturity.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	FINANCIAL INSTRUMENTS — (Continued)
      Seller’s interest and credit card receivables, net — The carrying amount of credit card receivables approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates.
      Redemption settlement assets — Fair value for securities are based on quoted market prices.
      Due from securitizations — The spread deposits and I/ O strips are recorded at their fair value. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.
      Derivatives — The fair value was estimated based on the cost to the Company to terminate the agreements.
      Debt — The fair value was estimated based on the current rates available to the Company for debt with similar remaining maturities.

16.	DERIVATIVES
      As of December 31, 2004, the Company had no outstanding derivatives. Upon adoption of SFAS No. 133, as amended, the Company recorded a transition adjustment to other comprehensive income of $4.0 million, net of tax, to recognize the fair value loss for derivatives that existed at that time. The Company recognized approximately $10.2 million, $1.1 million, and $0.1 million, before tax, in additional fair value losses related to this agreement for the years ended December 31, 2002, 2003 and 2004, respectively.

17.	PARENT-ONLY FINANCIAL STATEMENTS
      ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. The stand alone parent-only financial statements are presented below.
Balance Sheets

	December 31,

	2003	2004

	(In thousands)
Assets:
Cash and cash equivalents	$502	$551
Investment in subsidiaries	341,378	652,819
Intercompany receivables	463,346	692,088
Other assets	12,236	469

Total assets	$817,462	$1,345,927

Liabilities:
Current debt	$—	$130,000
Long-term and subordinated debt	115,000	173,000
Other liabilities	131	172,407

Total liabilities	115,131	475,407
Stockholders’ equity	702,331	870,520

Total liabilities and stockholders’ equity	$817,462	$1,345,927

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	PARENT-ONLY FINANCIAL STATEMENTS — (Continued)
Statements of Income

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Interest from loans to subsidiaries	$30,517	$15,790	$20,049
Dividends from subsidiaries	56,400	1,700	100,900

Total revenue	86,917	17,490	120,949
Interest expense, net	10,263	6,017	4,429
Other expenses	1,564	4,505	239

Total expenses	11,827	10,522	4,668

Income before income taxes and equity in undistributed net income of subsidiaries	75,090	6,968	116,281
Provision for income taxes	3,313	4,583	4,567

Income before equity in undistributed net income of subsidiaries	71,777	2,385	111,714
Equity in undistributed net income of subsidiaries	(48,118)	64,913	(9,343)

Net income	$23,659	$67,298	$102,371

Statements of Cash Flows

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Net cash provided by (used in) operating activities	$8,153	$110,922	$(8,926)
Investing activities:
Net cash paid for corporate acquisitions	1,321	(59,987)	(314,453)
Loans to subsidiaries	(25,000)	(140,250)	—

Net cash used in investing activities	(23,679)	(200,237)	(314,453)

Financing activities:
Credit facility and subordinated debt	446,000	543,000	765,000
Repayment of credit facility and subordinated debt	(440,000)	(536,000)	(577,000)
Net proceeds from issuances of common stock	9,529	81,438	34,528
Dividends paid	—	1,376	100,900

Net cash provided by financing activities	15,529	89,814	323,428

Increase (decrease) in cash and cash equivalents	3	499	49
Cash and cash equivalents at beginning of year	—	3	502

Cash and cash equivalents at end of year	$3	$502	$551

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SEGMENT INFORMATION
      Operating segments are defined by SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is the Executive Committee, which consists of the Chairman of the Board and Chief Executive Officer, Presidents of the divisions, and Executive Vice Presidents. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.
      The Company operates in three reportable segments: Transaction Services, Credit Services and Marketing Services.

•	Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (issuer services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated municipal utilities (utility services) and point-of-sale services (merchant services).

•	Credit Services provides private label credit card receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label credit card programs.

•	Marketing Services provides loyalty and database marketing programs such as the AIR MILES Reward Program and database marketing services.
      The Transaction Services segment performs card processing and servicing activities related to the Credit Services segment. For this, the Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for the Transaction Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by the Transaction Services segment from servicing the Credit Services segment, and consequently paid by the Credit Services segment to the Transaction Services segment, are set forth opposite “Other and eliminations” in the tables below.
      The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated across the segments.
      Interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Total assets are not allocated to the segments.

	Transaction	Credit	Marketing	Other/
Year Ended December 31, 2002	Services	Services	Services	Elimination	Total

	(In thousands)
Revenues	$538,240	$341,229	$231,454	$(245,626)	$865,297
Adjusted EBITDA(1)	78,125	37,893	27,899	—	143,917
Depreciation and amortization	44,627	6,724	15,124	—	66,475
Stock compensation expense	1,474	884	590	—	2,948
Operating income	32,024	30,285	12,185	—	74,494
Other expenses	—	—	—	834	834
Fair value loss on interest rate derivative	—	(12,017)	—	—	(12,017)
Interest expense, net	—	—	—	19,924	19,924
Income before income taxes	$32,024	$18,268	$12,185	$(20,758)	$41,719
Capital expenditures	$25,334	$2,195	$14,850	$—	$42,379

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SEGMENT INFORMATION — (Continued)

	Transaction	Credit	Marketing	Other/
Year Ended December 31, 2003	Services	Services	Services	Elimination	Total

	(In thousands)
Revenues	$614,454	$433,701	$289,764	$(291,375)	$1,046,544
Adjusted EBITDA(1)	88,001	76,957	46,281	—	211,239
Depreciation and amortization	51,508	5,581	17,472	—	74,561
Stock compensation expense	1,963	1,963	1,963	—	5,889
Operating income	34,530	69,413	26,846	—	130,789
Other expenses	—	—	—	4,275	4,275
Fair value loss on interest rate derivative	—	(2,851)	—	—	(2,851)
Interest expense, net	—	—	—	14,681	14,681
Income before income taxes	$34,530	$66,562	$26,846	$(18,956)	$108,982
Capital expenditures	$30,367	$4,252	$12,336	$—	$46,955

	Transaction	Credit	Marketing	Other/
Year Ended December 31, 2004	Services	Services	Services	Elimination	Total

	(In thousands)
Revenues	$681,736	$513,988	$375,630	$(313,916)	$1,257,438
Adjusted EBITDA(1)	97,465	125,718	56,081	—	279,264
Depreciation and amortization	61,786	7,938	21,674	—	91,398
Stock compensation expense	5,255	5,256	5,256	—	15,767
Operating income	30,424	112,524	29,151	—	172,099
Fair value loss on interest rate derivative	—	(808)	—	—	(808)
Interest expense, net	—	—	—	6,972	6,972
Income before income taxes	$30,424	$111,716	$29,151	$(6,972)	$164,319
Capital expenditures	$29,691	$1,375	$17,263	$—	$48,329

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and amortization. The adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which senior management is evaluated.
Information concerning principal geographic areas is as follows:

	United States	Rest of World(1)	Total

		(In thousands)
Revenues
Year Ended December 31, 2002	$648,036	$217,261	$865,297
Year Ended December 31, 2003	762,004	284,540	1,046,544
Year Ended December 31, 2004	913,378	344,060	1,257,438
Total assets
December 31, 2003	$1,315,047	$552,377	$1,867,424
December 31, 2004	1,623,430	615,650	2,239,080

(1)	Primarily Canada.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	RELATED PARTY TRANSACTIONS
      One of the Company’s stockholders, Welsh, Carson, Anderson & Stowe and related affiliates (“WCAS”), has provided significant financing to the Company.

•	During 2003, the Company repaid $52.0 million of 10% subordinated notes to WCAS.

•	During 2002, the Company repaid $50.0 million of 10% subordinated notes to WCAS and Limited Commerce Corp.
      Limited Brands (through its retail affiliates) is a significant customer, representing 14.8% of total revenue for the year ended December 31, 2004. Limited Brands revenue is derived from all segments but primarily from Transaction Services and Credit Services. The majority of revenue comes from the Company’s cardholders who are customers of Limited Brands. The Company has entered into credit card processing agreements and a database marketing agreement with several retail affiliates of Limited Brands. The Company has received database and merchant discount fees directly from Limited Brands and its retail affiliates of $44.4 million and $48.8 million 2002 and 2003, respectively. During 2003, Limited Brands sold its entire equity position in the Company through two secondary transactions. No Limited Brands officers were on the Company’s Board of Directors as of December 31, 2004.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      Unaudited quarterly results of operations for the years ended December 31, 2003 and 2004 are presented below.

	Quarter Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

	(In thousands, except per share amounts)
Revenues	$239,340	$250,225	$259,087	$297,892
Operating expenses	214,559	216,034	222,328	262,834
Fair value loss on interest rate derivative	1,148	797	462	444
Interest expense, net	3,707	6,298	2,105	2,571
Other expenses	—	4,275	—	—

Income before income taxes	19,926	22,821	34,192	32,043
Provision for income taxes	7,612	8,732	13,112	12,228

Net income	$12,314	$14,089	$21,080	$19,815

Net income per share — basic	$0.16	$0.18	$0.27	$0.25

Net income per share — diluted	$0.16	$0.18	$0.26	$0.24

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

	(In thousands, except per share amounts)
Revenues	$312,023	$299,709	$298,872	$346,834
Operating expenses	256,874	253,469	256,114	318,882
Fair value loss on interest rate derivative	509	299	—	—
Interest expense, net	2,729	971	1,029	2,243

Income before income taxes	51,911	44,970	41,729	25,709
Provision for income taxes	19,570	16,954	15,732	9,692

Net income	$32,341	$28,016	$25,997	$16,017

Net income per share — basic	$0.40	$0.35	$0.32	$0.20

Net income per share — diluted	$0.39	$0.33	$0.31	$0.19

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Data Systems Corporation

By:	/s/ J. Michael Parks

J. Michael Parks
Chairman of the Board, Chief Executive Officer and Director
Date: March 3, 2005
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Michael Parks J. Michael Parks	Chairman of the Board, Chief Executive Officer and Director	March 3, 2005

/s/ Edward J. Heffernan Edward J. Heffernan	Executive Vice President and Chief Financial Officer	March 3, 2005

/s/ Michael D. Kubic Michael D. Kubic	Senior Vice President, Corporate Controller, and Chief Accounting Officer	March 3, 2005

/s/ Bruce K. Anderson Bruce K. Anderson	Director	March 3, 2005

/s/ Roger H. Ballou Roger H. Ballou	Director	March 3, 2005

/s/ Lawrence M. Benveniste, Ph.D. Lawrence M. Benveniste, Ph.D.	Director	March 3, 2005

/s/ D. Keith Cobb D. Keith Cobb	Director	March 3, 2005

/s/ E. Linn Draper, Jr., Ph.D. E. Linn Draper, Jr., Ph.D.	Director	March 3, 2005

/s/ Kenneth R. Jensen Kenneth R. Jensen	Director	March 3, 2005

/s/ Robert A. Minicucci Robert A. Minicucci	Director	March 3, 2005

SCHEDULE II
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning			Balance at
Description	of Period	Increases	Deductions	End of Period

		(In thousands)
Allowance for Doubtful Accounts — Trade receivables:
Year Ended December 31, 2002	$1,423	$3,238	$(2,406)	$2,255
Year Ended December 31, 2003	2,255	2,138	(3,077)	1,316
Year Ended December 31, 2004	1,316	1,166	(1,024)	1,458
Allowance for Doubtful Accounts — Credit Card receivables:
Year Ended December 31, 2002	4,766	14,824	(13,678)	5,912
Year Ended December 31, 2003	5,912	37,783	(26,544)	17,151
Year Ended December 31, 2004	17,151	12,765	(18,243)	11,673