Form 10-Q
period 2005-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2005-05-06
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 29, 2005, 83,372,725 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1. Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2004	March 31, 2005
ASSETS
Cash and cash equivalents	$84,409	$156,700
Due from card associations	10,995	7,878
Trade receivables, less allowance for doubtful accounts ($1,458 and $1,374 at December 31, 2004 and March 31, 2005, respectively)	158,236	149,627
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($11,673 and $8,433 at December 31, 2004 and March 31, 2005, respectively)	248,074	193,204
Deferred tax asset, net	49,606	49,600
Other current assets	66,026	61,578

Total current assets	617,346	618,587
Redemption settlement assets, restricted	243,492	243,804
Property and equipment, net	147,531	142,167
Due from securitizations	244,291	203,659
Intangible assets, net	233,779	224,399
Goodwill	709,146	713,005
Other non-current assets	43,495	41,859

Total assets	$2,239,080	$2,187,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$56,214	$73,509
Accrued expenses	141,534	117,467
Merchant settlement obligations	77,980	68,889
Certificates of deposit	94,700	35,500
Credit facilities and other debt, current	135,962	135,877
Other current liabilities	54,229	53,810

Total current liabilities	560,619	485,052
Deferred tax liability, net	49,283	47,582
Deferred revenue—service	158,026	159,019
Deferred revenue—redemption	389,097	390,816
Credit facilities and other debt, long-term	206,861	166,938
Other liabilities	4,674	13,881

Total liabilities	1,368,560	1,263,288

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 82,765 shares as of December 31, 2004, 83,503 shares as of March 31, 2005	828	835
Unearned compensation	(7,739)	(22,281)
Additional paid-in capital	679,776	711,161
Treasury stock, at cost, 418 shares (December 31, 2004 and March 31, 2005)	(6,151)	(6,151)
Retained earnings	199,336	236,518
Accumulated other comprehensive income	4,470	4,110

Total stockholders’ equity	870,520	924,192

Total liabilities and stockholders’ equity	$2,239,080	$2,187,480

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2004	2005
Revenues
Transaction	$119,228	$115,684
Securitization income	106,076	114,464
Database marketing fees and marketing services	28,405	72,150
Redemption	51,438	62,667
Other revenue	6,876	10,910

Total revenue	312,023	375,875
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	219,541	264,157
General and administrative	14,019	24,299
Depreciation and other amortization	16,556	15,329
Amortization of purchased intangibles	6,758	9,841

Total operating expenses	256,874	313,626
Operating income	55,149	62,249
Fair value loss on interest rate derivative	509	—
Interest expense, net	2,729	2,761

Income before income taxes	51,911	59,488
Provision for income taxes	19,570	22,306

Net income	$32,341	$37,182

Net income per share—basic	$0.40	$0.45

Net income per share—diluted	$0.39	$0.43

Weighted average shares—basic	80,143	82,329

Weighted average shares—diluted	83,188	85,713

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,341	$37,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	16,556	15,329
Amortization of purchased intangibles	6,758	9,841
Deferred income taxes	3,552	(2,037)
Fair value loss on interest rate derivative	509	—
Provision for doubtful accounts	3,208	648
Non-cash stock compensation	—	1,444
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivable	11,759	11,890
Change in merchant settlement activity	8,375	(5,974)
Change in other assets	(1,776)	6,324
Change in accounts payable and accrued expenses	151	(5,712)
Change in deferred revenue	4,513	6,045
Change in other liabilities	(6,157)	3,574
Purchase of credit card receivables	(34,417)	—
Other operating activities	30	7,296

Net cash provided by operating activities	45,402	85,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(8,203)	(2,401)
Payments for acquired businesses, net of cash acquired	—	(2,322)
Change in seller’s interest	46,442	53,584
Change in due from securitizations	34,927	40,873
Capital expenditures	(11,621)	(11,905)
Other investing activities	(1,775)	319

Net cash provided by investing activities	59,770	78,148
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	265,813	163,575
Repayment of borrowings	(334,490)	(260,775)
Payment of capital lease obligations	(1,234)	(1,890)
Proceeds from issuance of common stock	4,437	7,527

Net cash used in financing activities	(65,474)	(91,563)

Effect of exchange rate changes	(270)	(144)

Change in cash and cash equivalents	39,428	72,291
Cash and cash equivalents at beginning of period	67,745	84,409

Cash and cash equivalents at end of period	$107,173	$156,700

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,206	$2,903

Income taxes paid	$247	$18,957

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2004.

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

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,
	2004	2005
Numerator

Net income available to common stockholders	$32,341	$37,182

Denominator
Weighted average shares, basic	80,143	82,329

Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	3,045	3,384

Denominator for diluted calculation	83,188	85,713

Basic
Net income per share	$0.40	$0.45

Diluted
Net income per share	$0.39	$0.43

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS AND GOODWILL

     Intangible assets consist of the following:

	March 31, 2005
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$43,137	$(13,622)	$29,515	5-10 years—straight line
Tradename	11,200	—	11,200	Indefinite life
Customer contracts and lists	216,231	(52,227)	164,004	2-20 years—straight line
Noncompete agreements	1,500	(1,276)	224	1-5 years—straight line
Collector database	57,869	(38,413)	19,456	15%—declining balance

Total intangible assets	$329,937	$(105,538)	$224,399

	December 31, 2004
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(in thousands)
Premium on purchased credit card portfolios	$43,137	$(12,299)	$30,838	5-10 years—straight line
Tradename	11,200	—	11,200	Indefinite life
Customer contracts and lists	216,277	(45,236)	171,041	2-20 years—straight line
Noncompete agreements	1,500	(1,202)	298	1-5 years—straight line
Collector database	58,233	(37,831)	20,402	15%—declining balance

Total intangible assets	$330,347	$(96,568)	$233,779

Goodwill

     The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total
	(in thousands)
Beginning balance	$303,874	$—	$405,272	$709,146
Effects of foreign currency translation	(63)		(1,212)	(1,275)
Other, primarily final purchase price adjustments (1)	7,316		(2,182)	5,134

Ending balance	$311,127	$—	$401,878	$713,005

(1)	Represents recognition of a deferred payment, certain earn-out provisions, and other initial purchase price adjustments associated with the Company’s acquisitions.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT

     Debt consists of the following:

	December 31,	March 31,
	2004	2005
	(in thousands)
Certificates of deposit	$94,700	$35,500
Credit facilities	324,629	286,494
Other	18,194	16,321

	437,523	338,315
Less: current portion	(230,662)	(171,377)

Long term portion	$206,861	$166,938

     As of March 31, 2005, the certificates of deposit had effective annual fixed rates ranging from 2.3% to 2.6%, and the credit facilities had a weighted average interest rate of 4.1%.

     On April 7, 2005, the Company entered into amendments to its three credit facilities. The amendment to the 3-year credit facility extended the maturity date from April 10, 2006 to April 3, 2008. The amendment to the 364-day credit facility extended the maturity date from April 7, 2005 to April 6, 2006. The amendment to the Canadian credit facility extended the maturity date from April 10, 2006 to April 3, 2008 and reduced the aggregate amount of the commitments permitted thereunder by $15.0 million from $50.0 million to $35.0 million. The range of margins on the interest rate on eurodollar loans for each of the three facilities and the commitment fee percentages, both of which are based upon the ratio of total debt under the credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities, was revised from 1.0%-1.5% to 0.5%-1.0% and from 0.1%-0.3% to 0.1%-0.15%, respectively. Except as set forth above, the remaining terms of each credit facility remain unchanged.

5. DEFERRED REVENUE

     A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows (in thousands):

Deferred Revenue—Service
Beginning balance December 31, 2004	$158,026
Cash proceeds	22,573
Revenue recognized	(20,621)
Effects of foreign currency translation	(959)

Ending balance March 31, 2005	$159,019

Deferred Revenue—Redemption
Beginning balance December 31, 2004	$389,097
Cash proceeds	42,158
Revenue recognized	(38,191)
Effects of foreign currency translation	(2,248)

Ending balance March 31, 2005	$390,816

6. INCOME TAXES

     For the three months ended March 31, 2005, the Company has utilized an effective tax rate of 37.5% to calculate its provision for income taxes. In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2005 based on all known variables.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax effect, are as follows:

	Three months ended
	March 31,
	2004	2005
	(in thousands)
Net income	$32,341	$37,182
Reclassifications into earnings	290	—
Unrealized gain (loss) on securities available-for-sale	880	(232)
Foreign currency translation adjustments (1)	1,134	(128)

Total comprehensive income	$34,645	$36,822

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

8. SEGMENT INFORMATION

     Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total
	(in thousands)
Three months ended March 31, 2004
Revenues	$171,543	$141,909	$80,302	$(81,731)	$312,023
Adjusted EBITDA (1)	23,881	39,712	14,870	—	78,463
Depreciation and amortization	16,689	1,953	4,672	—	23,314
Operating income	7,192	37,759	10,198	—	55,149
Fair value loss on interest rate derivative	—	509	—	—	509
Interest expense, net	—	—	—	2,729	2,729
Income before income taxes	7,192	37,250	10,198	(2,729)	51,911
Three months ended March 31, 2005
Revenues	$167,744	$151,417	$137,356	$(80,642)	$375,875
Adjusted EBITDA (1)	20,113	47,435	21,315	—	88,863
Depreciation and amortization	14,715	1,949	8,506	—	25,170
Stock compensation expense	481	481	482	—	1,444
Operating income	4,917	45,005	12,327	—	62,249
Interest expense, net	—	—	—	2,761	2,761
Income before income taxes	4,917	45,005	12,327	(2,761)	59,488

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and amortization. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric by which senior management is evaluated.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK COMPENSATION

     At March 31, 2005, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

     In the first quarter of 2005, the Company changed the valuation model used for estimating the fair value of options granted from a Black-Scholes option pricing model to a Binomial lattice pricing model. This change was made in order to provide a better estimate of fair value. The Binomial model can incorporate a range of possible outcomes over an option’s term and can be adjusted for changes in certain assumptions over time. The Black-Scholes model assumptions are more constant over time, which is not always consistent with an employee’s exercise behavior. In accordance with APB Opinion No. 20, “Accounting Changes,” this change was made for options granted to employees beginning in the first quarter of 2005. Options to purchase a total of 1.9 million shares of common stock were granted in the first quarter of 2005 at a weighted average fair value of $16.73 per share. The Black-Scholes model would have produced a pro forma stock compensation expense that was approximately 15% lower than that derived from the Binomial model. The first quarter after-tax increase in pro forma stock-based employee compensation expense as a result of this change was approximately $0.3 million.

	Three months ended March 31,
	2004	2005
	(in thousands, except per share amounts)
Net income, as reported	$32,341	$37,182
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	902
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(1,831)	(3,926)

Net income, pro forma	$30,510	$34,158

Net income per share:
Basic-as reported	$0.40	$0.45
Basic-pro forma	$0.38	$0.41
Diluted-as reported	$0.39	$0.43
Diluted-pro forma	$0.37	$0.40

     During the first quarter of 2005, 125,872 shares of performance based restricted stock were granted under the 2003 Long Term Incentive Plan (“LTIP”). The restrictions on the shares subject to these grants do not lapse unless specified performance measures tied to either cash earnings per share or total shareholder return are met. If these performance targets are met, the restrictions on some of these shares lapse at the end of a three-year period. However, the Company’s Board of Directors may accelerate the lapsing of such restrictions if certain annual cash earnings per share performance targets are met. As the performance targets have not been met, compensation has not been earned. The Company has recorded $5.1 million associated with the award as unearned compensation.

     Additionally, during the first quarter of 2005, the Company awarded 262,126 shares of time-based restricted stock with vesting periods of two to three years. The Company recorded $10.8 million (the aggregate value of the common stock based on the market price at the date of the award) as unearned compensation. The Company has recorded $1.4 million of amortization related to shares of time-based restricted stock outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2004.

Quarter in Review Highlights

     Our first quarter 2005 results included significant new and renewed customer and sponsor agreements:

•	In February 2005, we signed a multi-year renewal to provide private label credit card services to Pacific Sunwear of California, Inc., a leading specialty retailer of everyday casual apparel, accessories and footwear.

•	In March 2005, we entered into an agreement to provide marketing services to TruGreen ChemLawn, a leading provider of lawn care services.

•	In March 2005, we signed a long-term agreement to provide private label credit card services for Z Gallerie, a leading retailer specializing in high-quality, distinctive furnishings and decorative accessories for the home.

Critical Accounting Policies and Estimates

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Non-GAAP Financial Measures

     Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure as part of our monitoring of compliance with the financial covenants in our credit facilities. For the three months ended March 31, 2005, senior debt-to-operating EBITDA was 0.8x compared to a maximum ratio of 2.0x and operating EBITDA to interest expense was 30.0x compared to a minimum ratio of 3.5x. As discussed in more detail in the liquidity section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our credit facilities together with cash flow from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of March 31, 2005, we had borrowings of $286.5 million outstanding under these credit facilities and had approximately $168.5 million in unused borrowing capacity. We were in compliance with our covenants at March 31, 2005 and we expect to be in compliance with these covenants during the year ending December 31, 2005.

     We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The adjusted EBITDA and operating EBITDA measures presented in this form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three months ended March 31,
	2004	2005
	(in thousands)
Net income	$32,341	$37,182
Stock compensation expense	—	1,444
Provision for income taxes	19,570	22,306
Interest expense, net	2,729	2,761
Fair value loss on interest rate derivative	509	—
Depreciation and other amortization	16,556	15,329
Amortization of purchased intangibles	6,758	9,841

Adjusted EBITDA	78,463	88,863
Change in deferred revenue	(867)	2,712
Less change in redemption settlement assets	(5,813)	(312)

Operating EBITDA	$71,783	$91,263

Note: Operating EBITDA is affected by fluctuations in foreign exchange rates and transfers of cash to redemption settlement assets.

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2005

	Three months ended March 31,		Change
	2004	2005	$	%
	(in thousands, except percentages)
Revenue:
Transaction Services	$171,543	$167,744	$(3,799)	(2.2)%
Credit Services	141,909	151,417	9,508	6.7
Marketing Services	80,302	137,356	57,054	71.0
Other/Eliminations	(81,731)	(80,642)	1,089	(1.3)

Total	$312,023	$375,875	$63,852	20.5%

Adjusted EBITDA:
Transaction Services	$23,881	$20,113	$(3,768)	(15.8)%
Credit Services	39,712	47,435	7,723	19.4
Marketing Services	14,870	21,315	6,445	43.3

Total	$78,463	$88,863	$10,400	13.3%

Stock compensation expense:
Transaction Services	$—	$481	$481	—
Credit Services	—	481	481	—
Marketing Services	—	482	482	—

Total	$—	$1,444	$1,444	—

Depreciation and amortization:
Transaction Services	$16,689	$14,715	$(1,974)	(11.8)%
Credit Services	1,953	1,949	(4)	(0.2)
Marketing Services	4,672	8,506	3,834	82.1

Total	$23,314	$25,170	$1,856	8.0%

Operating income:
Transaction Services	$7,192	$4,917	$(2,275)	(31.6)%
Credit Services	37,759	45,005	7,246	19.2
Marketing Services	10,198	12,327	2,129	20.9

Total	$55,149	$62,249	$7,100	12.9%

Adjusted EBITDA margin:
Transaction Services	13.9%	12.0%	(1.9)%
Credit Services	28.0	31.3	3.3
Marketing Services	18.5	15.5	(3.0)

Total	25.1%	23.6%	(1.5)%

Segment operating data:
Statements generated	47,990	47,077	(913)	(1.9)%
Credit Sales	$1,310,903	$1,339,222	$28,319	2.2%
Average securitized portfolio	$2,996,520	$3,169,418	$172,898	5.8%
AIR MILES reward miles issued	620,750	710,762	90,012	14.5%
AIR MILES reward miles redeemed	407,193	459,647	52,454	12.9%

     Revenue. Total revenue increased $63.9 million, or 20.5%, to $375.9 million for the three months ended March 31, 2005 from $312.0 million for the comparable period in 2004. The increase was due to a 71.0% increase in Marketing Services revenue and a 6.7% increase in Credit Services revenue partially offset by a 2.2% decrease in Transaction Services revenue as follows:

•	Transaction Services. Transaction Services revenue decreased $3.8 million, or 2.2%, primarily due to a decrease in the number of statements generated and the loss of a client that ceased operations in the fourth quarter of 2004 due to bankruptcy. Statements generated decreased by 1.9%, while revenue per statement remained firm. The decrease in the number of statements generated is primarily attributable to private label that had one client that experienced a significant reduction in private label credit sales, which resulted in a corresponding reduction in statements generated for private label clients.

•	Credit Services. Credit Services revenue increased $9.5 million, or 6.7%, primarily due to an 8.2% increase in securitization income. Securitization income increased $8.7 million primarily as a result of a 5.8% increase in our average securitized portfolio and lower net charge-offs consistent with recent trends.

•	Marketing Services. Marketing Services revenue increased $57.1 million, or 71.0%, due to an increase in database marketing fees attributable to the acquisition of Epsilon Data Management, Inc., an increase in redemption revenue related to a 12.9% increase in the redemption of AIR MILES reward miles and an increase in the accretion of deferred services revenue. Changes in the exchange rate of the Canadian dollar accounted for approximately $6.0 million of the $57.1 million increase in our Marketing Services revenue, or 10.5%. Our deferred revenue balance increased 0.5% to $549.8 million at March 31, 2005 from $547.1 million at December 31, 2004 due to a decline in the end of period Canadian dollar exchange rate, partially offset by continued growth in the program, including a 14.5% increase in AIR MILES reward miles issued during the three months ended March 31, 2005 over the comparable period in 2004. Deferred revenue in local currency increased 1.1%.

     Operating Expenses. Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $53.4 million, or 22.9%, to $287.0 million during the three months ended March 31, 2005 from $233.6 million during the comparable period in 2004. Total adjusted EBITDA margin decreased to 23.6% for the three months ended March 31, 2005 from 25.1% for the comparable period in 2004, primarily due to decreased margins for Transaction Services and Marketing Services offset in part by an increased margin for Credit Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, decreased $0.1 million, or 0.1%, to $147.6 million for the three months ended March 31, 2005 from $147.7 million for the comparable period in 2004, and EBITDA margin decreased to 12.0% for the three months ended March 31, 2005 from 13.9% during the comparable period in 2004. The decrease in adjusted EBITDA margin was primarily the result of a decrease in revenue driven by a 1.9% decrease in the segment’s key driver, statements generated, in addition to expenses related to our streamlining efforts in utility services during the first quarter of 2005.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $1.8 million, or 1.8%, to $104.0 million for the three months ended March 31, 2005 from $102.2 million for the comparable period in 2004, and adjusted EBITDA margin increased to 31.3% for the three months ended March 31, 2005 from 28.0% for the same period in 2004. The increased margin is the result of favorable revenue trends from an increase in our average securitized portfolio and lower net charge-offs. Margin growth also came from leveraging existing infrastructure.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $50.6 million, or 77.4%, to $116.0 million for the three months ended March 31, 2005 from $65.4 million for the comparable period in 2004, and adjusted EBITDA margin decreased to 15.5% for the three months ended March 31, 2005 from 18.5% for the comparable period in 2004. The decrease in EBITDA margin is being driven by an increase in marketing expenses as a result of a change in timing compared to the prior year. Prior year marketing expenses were heavily weighted to the second-half of the year, while current year expenses will be more evenly weighted. Additionally, adjusted EBITDA margin decreased due to the impact of overhead expense offset in part by strong operating results of the AIR MILES reward program and Epsilon.

•	Stock compensation expense. Stock compensation expense was $1.4 million for the three months ended March 31, 2005 compared to zero for the comparable period in 2004. The increase is from amortization related to shares of time-based restricted stock outstanding.

•	Depreciation and Amortization. Depreciation and amortization increased $1.9 million, or 8.0%, to $25.2 million for the three months ended March 31, 2005 from $23.3 million for the comparable period in 2004 due to a $3.1 million increase in the amortization of purchased intangibles slightly offset by a decrease of $1.2 million in depreciation and other amortization.

     Operating Income. Operating income increased $7.1 million, or 12.9%, to $62.2 million for the three months ended March 31, 2005 from $55.1 million during the comparable period in 2004. Operating income increased due to the revenue and expense factors discussed above.

     Interest Expense. Interest expense increased $0.1 million, or 3.7%, to $2.8 million for the three months ended March 31, 2005 from $2.7 million for the comparable period in 2004 due to higher average balances under our credit facilities.

     Taxes. Income tax expense increased $2.7 million to $22.3 million for the three months ended March 31, 2005 from $19.6 million in 2004 due to an increase in taxable income. Our effective tax rate of 37.5% in 2005 improved from the 37.7% effective tax rate in 2004.

Asset Quality

     Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the average age of our various private label credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our private label credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. An older private label credit card portfolio generally drives a more stable performance in the portfolio. The average age of our portfolio is consistent with our historical trends as shown at March 31, 2005 with 57.1% of securitized accounts with balances and 61.5% of securitized receivables being greater than 24 months old.

     Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid beyond 90 days delinquent. When an account becomes delinquent, we print a message on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.

     The following tables reflect statistics for our securitization trusts as reported to the trustee for compliance reporting.

The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31, 2004	% of total	March 31, 2005	% of total
	(dollars in thousands)
Receivables outstanding	$3,377,305	100.0%	$3,038,916	100.0%
Receivables balances contractually delinquent:
31 to 60 days	52,722	1.6	44,079	1.5
61 to 90 days	32,942	1.0	30,100	1.0
91 or more days	69,413	2.1	60,675	2.0

Total	$155,077	4.6%	$134,854	4.4%

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

	Three months ended March 31,
	2004	2005
	(dollars in thousands)
Average securitized portfolio	$2,996,520	$3,169,418
Net charge-offs	51,412	47,166
Net charge-offs as a percentage of average loans outstanding (annualized)	6.9%	6.0%

Liquidity and Capital Resources

     Operating Activities. We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Three months ended March 31,
	2004	2005
	(in thousands)
Cash provided by operating activities before change in credit card portfolio activity and merchant settlement activity	$71,444	$91,824
Net change in credit card portfolio activity	(34,417)	—
Net change in merchant settlement activity	8,375	(5,974)

Cash provided by operating activities	$45,402	$85,850

     We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $91.8 million for the three months ended March 31, 2005 compared to $71.4 million for the comparable period in 2004. The increase in operating cash flows before changes in credit card portfolio activity and merchant settlement activity is related to improved operating results for the three months ended March 31, 2005, in addition to favorable working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

     Investing Activities. We had cash provided by investing activities of $78.1 million for the three months ended March 31, 2005 compared to $59.8 million for the comparable period in 2004. The significant component of investing activities is securitizations and receivables funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of March 31, 2005, we had over $3.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity was $94.5 million for the three months ended March 31, 2005 and $81.4 million for the comparable period in 2004. We intend to utilize our securitization program for the foreseeable future.

     Financing Activities. Net cash used in financing activities was $91.6 million for the three months ended March 31, 2005 compared to $65.5 million for the comparable period in 2004. Our financing activities during the three months ended March 31, 2005 relate primarily to borrowings and repayments under our revolving credit facility.

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

     As of March 31, 2005 the WFN Trusts had over $3.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 8% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 7% for the remainder of the year. Accordingly, at December 31, the WFN Trusts typically have their highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

     If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired as we would be severely limited in our financing ability. World Financial Network National Bank’s ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

•	conditions in the securities markets in general and the asset backed securitization market in particular; and

•	conformity in the quality of credit card receivables to rating agency requirements and changes in those requirements; and

•	our ability to fund required over collateralizations or credit enhancements, which we routinely utilize in order to achieve better credit ratings to lower our borrowing costs.

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

     Certificates of Deposit. We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.3% to 2.6%. As of March 31, 2005, we had $35.5 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

     Credit Facilities. On April 7, 2005, we entered into amendments to our three credit facilities. The amendment to the 3-year credit facility extended the maturity date from April 10, 2006 to April 3, 2008. The amendment to the 364-day credit facility extended the maturity date from April 7, 2005 to April 6, 2006. The amendment to the Canadian credit facility extended the maturity date from April 10, 2006 to April 3, 2008 and reduced the aggregate amount of the commitments permitted thereunder by $15.0 million from $50.0 million to $35.0 million. The range of margins on the interest rate on eurodollar loans for each of the three facilities and the commitment fee percentages, both of which are based upon the ratio of total debt under the credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities, was revised from 1.0%-1.5% to 0.5%-1.0% and from 0.1%-0.3% to 0.1%-0.15%, respectively. Except as set forth above, the remaining terms of each credit facility remain unchanged.

     Advances under the credit facilities are in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its “prime rate” and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuates based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the ratio of total debt under the credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities are secured by pledges of stock of certain of our subsidiaries and pledges of certain intercompany promissory notes.

     At March 31, 2005, we had borrowings of $286.5 million outstanding under these credit facilities (with a weighted average interest rate of 4.1%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $168.5 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $45.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.

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

     In March 2005, the SEC released SAB 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We are evaluating the requirements of SFAS No. 123(R) and we expect that the adoption of SFAS No. 123(R) will have a material impact on our statements of income and earnings per share. We have not determined the method of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2004 related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, and redemption reward risk.

     Foreign Currency Exchange Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge our net investment exposure in our Canadian subsidiary.

Item 4. Controls and Procedures

Evaluation

     As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Our evaluation of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Epsilon and Capstone Consulting Partners, Inc., entities we acquired during 2004, which are included in the 2004 consolidated financial statements, and that constituted $363.9 million of total assets as of December 31, 2004 and an immaterial amount of revenues and net income for the year then ended. We did not assess the effectiveness of internal control over financial reporting at Epsilon or Capstone because of the timing of the acquisitions, which were completed in October 2004 and November 2004, respectively.

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     We do not currently have a common stock repurchase program in place. However, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the first quarter of 2005. The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2005:

	Total Number		Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Average Price	as Part of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
During 2005:
January	7,492	$44.78	—	—
February	6,094	40.98	—	—
March	9,286	39.61	—	—

Total	22,872	$41.67	—	—

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     (a) None

     (b) None

Item 6. Exhibits.

     (a) Exhibits:

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

*10.1	Alliance Data Systems Corporation 2005 Incentive Compensation Plan.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

	By:	/s/ Edward J. Heffernan

Edward J. Heffernan
Executive Vice President and
Chief Financial Officer
Date: May 6, 2005		(Principal Financial Officer)

	By:	/s/ Michael D. Kubic

Michael D. Kubic
Senior Vice President and Corporate Controller
Date: May 6, 2005		(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

*10.1	Alliance Data Systems Corporation 2005 Incentive Compensation Plan.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith