Form 10-Q
period 2005-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2005-08-08
CIK 1101215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
      As of July 29, 2005, 83,604,593 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005

	(In thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$84,409	$100,395
Due from card associations	10,995	9,249
Trade receivables, less allowance for doubtful accounts ($1,458 and $1,714 at December 31, 2004 and June 30, 2005, respectively)	158,236	181,293
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($11,673 and $8,956 at December 31, 2004 and June 30, 2005, respectively)	248,074	218,080
Deferred tax asset, net	49,606	46,960
Other current assets	66,026	52,917

Total current assets	617,346	608,894
Redemption settlement assets, restricted	243,492	239,056
Property and equipment, net	147,531	146,604
Due from securitizations	244,291	206,575
Intangible assets, net	233,779	219,955
Goodwill	709,146	717,545
Other non-current assets	43,495	49,330

Total assets	$2,239,080	$2,187,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$56,214	$76,007
Accrued expenses	141,534	123,469
Merchant settlement obligations	77,980	81,204
Certificates of deposit	94,700	2,300
Credit facilities and other debt, current	135,962	140,963
Other current liabilities	54,229	51,753

Total current liabilities	560,619	475,696
Deferred tax liability, net	49,283	45,459
Deferred revenue — service	158,026	163,045
Deferred revenue — redemption	389,097	391,177
Credit facilities and other debt, long-term	206,861	140,749
Other liabilities	4,674	12,531

Total liabilities	1,368,560	1,228,657
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 82,765 shares as of December 31, 2004, 84,192 shares as of June 30, 2005	828	842
Unearned compensation	(7,739)	(20,805)
Additional paid-in capital	679,776	726,586
Treasury stock, at cost, 418 shares as of December 31, 2004, 875 shares as of June 30, 2005	(6,151)	(23,253)
Retained earnings	199,336	270,901
Accumulated other comprehensive income	4,470	5,031

Total stockholders’ equity	870,520	959,302

Total liabilities and stockholders’ equity	$2,239,080	$2,187,959

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands, except per share amounts)
Revenues
Transaction	$151,707	$150,788	$293,994	$293,753
Securitization income	81,442	93,486	187,517	207,949
Database marketing fees and marketing services	4,871	46,304	10,217	91,174
Redemption	53,539	67,857	104,977	130,524
Other revenue	8,150	12,133	15,026	23,043

Total revenues	299,709	370,568	611,731	746,443
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	217,588	270,628	437,129	534,783
General and administrative	13,901	18,611	27,920	42,910
Depreciation and other amortization	15,234	13,881	31,789	29,211
Amortization of purchased intangibles	6,746	10,101	13,504	19,943

Total operating expenses	253,469	313,221	510,342	626,847

Operating income	46,240	57,347	101,389	119,596

Fair value loss on interest rate derivative	299	—	808	—
Interest expense, net	971	2,353	3,700	5,114

Income before income taxes	44,970	54,994	96,881	114,482
Provision for income taxes	16,954	20,611	36,524	42,917

Net income	$28,016	$34,383	$60,357	$71,565

Net income per share — basic	$0.35	$0.42	$0.75	$0.87

Net income per share — diluted	$0.33	$0.40	$0.72	$0.84

Weighted average shares — basic	80,711	82,750	80,491	82,540

Weighted average shares — diluted	84,254	85,638	83,593	85,677

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2005

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,357	$71,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	31,789	29,211
Amortization of purchased intangibles	13,504	19,943
Deferred income taxes	6,868	(2,225)
(Recovery of) provision for doubtful accounts	(1,593)	4,692
Non-cash stock compensation	—	3,319
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivables	4,117	(19,822)
Change in merchant settlement activity	17,517	4,969
Change in other assets	(7,393)	10,836
Change in accounts payable and accrued expenses	2,938	4,782
Change in deferred revenue	11,530	17,348
Change in other liabilities	(15,082)	(5,219)
Purchase of credit card receivables	(34,417)	—
Proceeds from sale of credit card receivable portfolios to securitization trusts	105,538	—
Other operating activities	1,189	910

Net cash provided by operating activities	196,862	140,309
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(4,672)	529
Payments for acquired businesses, net of cash acquired	(780)	(15,344)
Change in seller’s interest	14,781	23,505
Change in due from securitizations	68,798	49,523
Capital expenditures	(22,323)	(28,584)
Other investing activities	(667)	133

Net cash provided by investing activities	55,137	29,762
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	319,731	250,595
Repayment of borrowings	(497,314)	(402,661)
Payment of capital lease obligations	(2,498)	(3,882)
Proceeds from issuance of common stock	15,563	19,224
Purchase of treasury stock	—	(17,102)

Net cash used in financing activities	(164,518)	(153,826)

Effect of exchange rate changes on cash and cash equivalents	(588)	(259)

Change in cash and cash equivalents	86,893	15,986
Cash and cash equivalents at beginning of period	67,745	84,409

Cash and cash equivalents at end of period	$154,638	$100,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,009	$6,700

Income taxes paid	$10,250	$33,739

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

2.	SHARES USED IN COMPUTING NET INCOME PER SHARE
      The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands)
Numerator
Net income available to common stockholders	$28,016	$34,383	$60,357	$71,565

Denominator
Weighted average shares, basic	80,711	82,750	80,491	82,540
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	3,543	2,888	3,102	3,137

Denominator for diluted calculation	84,254	85,638	83,593	85,677

Basic
Net income per share	$0.35	$0.42	$0.75	$0.87

Diluted
Net income per share	$0.33	$0.40	$0.72	$0.84

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS
      In May 2005, the Company acquired the stock of Atrana Solutions Inc., a provider of point-of-sale technology services. Total consideration paid was approximately $13.1 million, including $1.5 million which was placed in escrow for a period of twelve to eighteen months to satisfy potential indemnification claims. The results of operations for Atrana have been included since the date of acquisition and are reflected in our Transaction Services segment.

4.	INTANGIBLE ASSETS AND GOODWILL
      Intangible assets consist of the following:

	June 30, 2005

	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(In thousands)
Premium on purchased credit card portfolios	$41,201	$(13,008)	$28,193	5-10 years — straight line
Tradename	11,200	—	11,200	Indefinite life
Customer contracts and lists	221,423	(59,409)	162,014	2-20 years — straight line
Noncompete agreements	1,500	(1,351)	149	1-5 years — straight line
Collector database	57,127	(38,728)	18,399	15% — declining balance

Total intangible assets	$332,451	$(112,496)	$219,955

	December 31, 2004

	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(In thousands)
Premium on purchased credit card portfolios	$43,137	$(12,299)	$30,838	5-10 years — straight line
Tradename	11,200	—	11,200	Indefinite life
Customer contracts and lists	216,277	(45,236)	171,041	2-20 years — straight line
Noncompete agreements	1,500	(1,202)	298	1-5 years — straight line
Collector database	58,233	(37,831)	20,402	15% — declining balance

Total intangible assets	$330,347	$(96,568)	$233,779

Goodwill
      The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total

	(In thousands)
Beginning balance	$303,874	$—	$405,272	$709,146
Goodwill acquired during period	7,106	—	—	7,106
Effects of foreign currency translation	(192)	—	(3,683)	(3,875)
Other, primarily final purchase price adjustments(1)	6,363	—	(1,195)	5,168

Ending balance	$317,151	$—	$400,394	$717,545

(1)	Represents recognition of a deferred payment, certain earn-out provisions, and other initial purchase price adjustments associated with the Company’s acquisitions.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

5.	DEBT
      Debt consists of the following:

	December 31,	June 30,
	2004	2005

	(In thousands)
Certificates of deposit	$94,700	$2,300
Credit facilities	324,629	264,506
Other	18,194	17,206

	437,523	284,012
Less: current portion	(230,662)	(143,263)

Long term portion	$206,861	$140,749

      As of June 30, 2005, the certificates of deposit had effective annual fixed rates ranging from 2.6% to 3.2%, and the credit facilities had a weighted average interest rate of 3.8%.
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

6.	DEFERRED REVENUE
      A reconciliation of deferred revenue for the AIR MILES®Reward Program is as follows (in thousands):

Deferred Revenue — Service
Beginning balance December 31, 2004	$158,026
Cash proceeds	49,236
Revenue recognized	(41,282)
Effects of foreign currency translation	(2,935)

Ending balance June 30, 2005	$163,045

Deferred Revenue — Redemption
Beginning balance December 31, 2004	$389,097
Cash proceeds	88,567
Revenue recognized	(79,472)
Effects of foreign currency translation	(7,015)

Ending balance June 30, 2005	$391,177

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES
      For the three and six months ended June 30, 2005, the Company has utilized an effective tax rate of 37.5% to calculate its provision for income taxes. In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2005 based on all known variables.

8.	COMPREHENSIVE INCOME
      The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands)
Net income	$28,016	$34,383	$60,357	$71,565
Reclassifications into earnings	193	—	482	—
Unrealized (loss) gain on securities available-for-sale	(2,886)	1,345	(2,006)	1,112
Foreign currency translation adjustments(1)	1,121	(424)	2,257	(551)

Total comprehensive income	$26,444	$35,304	$61,090	$72,126

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

9.	SEGMENT INFORMATION
      Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total

	(In thousands)
Three months ended June 30, 2004
Revenues	$170,555	$121,324	$84,155	$(76,325)	$299,709
Adjusted EBITDA(1)	27,572	26,750	13,898	—	68,220
Depreciation and amortization	15,411	2,045	4,524	—	21,980
Operating income	12,161	24,705	9,374	—	46,240
Fair value loss on interest rate derivative	—	299	—	—	299
Interest expense, net	—	—	—	971	971
Income before income taxes	12,161	24,406	9,374	(971)	44,970
Three months ended June 30, 2005
Revenues	$168,560	$130,763	$145,742	$(74,497)	$370,568
Adjusted EBITDA(1)	22,175	34,605	26,424	—	83,204
Depreciation and amortization	13,573	1,877	8,532	—	23,982
Stock compensation expense	625	625	625	—	1,875
Operating income	7,977	32,103	17,267	—	57,347
Interest expense, net	—	—	—	2,353	2,353
Income before income taxes	7,977	32,103	17,267	(2,353)	54,994

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION — (Continued)

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total

	(In thousands)
Six months ended June 30, 2004
Revenues	$342,098	$263,233	$164,456	$(158,056)	$611,731
Adjusted EBITDA(1)	51,453	66,461	28,768	—	146,682
Depreciation and amortization	32,099	3,999	9,195	—	45,293
Operating income	19,354	62,462	19,573	—	101,389
Fair value loss on interest rate derivative	—	808	—	—	808
Interest expense, net	—	—	—	3,700	3,700
Income before income taxes	19,354	61,654	19,573	(3,700)	96,881
Six months ended June 30, 2005
Revenues	$336,304	$282,180	$283,098	$(155,139)	$746,443
Adjusted EBITDA(1)	42,291	82,040	47,738	—	172,069
Depreciation and amortization	28,291	3,824	17,039	—	49,154
Stock compensation expense	1,107	1,106	1,106	—	3,319
Operating income	12,893	77,110	29,593	—	119,596
Interest expense, net	—	—	—	5,114	5,114
Income before income taxes	12,893	77,110	29,593	(5,114)	114,482

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and amortization. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131 as it is the primary performance metric by which senior management is evaluated.

10.	STOCK COMPENSATION AND UNEARNED COMPENSATION
      At June 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.
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

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	STOCK COMPENSATION AND UNEARNED COMPENSATION — (Continued)
quarter of 2005. Options to purchase a total of 0.1 million shares of common stock were granted in the second quarter of 2005 at a weighted average fair value of $15.01 per share. The Black-Scholes model would have produced a pro forma stock compensation expense that was approximately 14% lower than that derived from the Binomial model. As a result of this change, the after-tax increase in pro forma stock-based employee compensation expense for the six months ended June 30, 2005 was approximately $0.3 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands, except per share amounts)
Net income, as reported	$28,016	$34,383	$60,357	$71,565
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,172	—	2,074
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(2,190)	(4,763)	(4,063)	(8,688)

Net income, pro forma	$25,826	$30,792	$56,294	$64,951

Net income per share:
Basic — as reported	$0.35	$0.42	$0.75	$0.87
Basic — pro forma	$0.32	$0.37	$0.70	$0.79
Diluted — as reported	$0.33	$0.40	$0.72	$0.84
Diluted — pro forma	$0.31	$0.36	$0.67	$0.76
      During the six months ended June 30, 2005, 125,872 shares of performance based restricted stock were granted under the 2003 Long Term Incentive Plan (“2003 LTIP”). The restrictions on the shares subject to these grants do not lapse unless specified performance measures tied to either cash earnings per share or total shareholder return are met. If these performance targets are met, the restrictions on some of these shares lapse at the end of a three-year period. However, the Company’s Board of Directors may accelerate the lapsing of such restrictions if certain annual cash earnings per share performance targets are met. As the performance targets have not been met, compensation has not been earned. The Company has recorded $5.1 million associated with the award as unearned compensation in the stockholders’ equity section of the accompanying balance sheet.
      Additionally, during the six months ended June 30, 2005, the Company awarded 269,438 shares of time-based restricted stock with vesting periods of two to three years. The Company recorded $11.1 million (the aggregate value of the common stock based on the market price at the date of the award) as unearned compensation in the stockholders’ equity section of the accompanying balance sheet. The Company recorded $1.9 million and $3.3 million of amortization expense for the three and six months ended June 30, 2005, respectively, related to shares of time-based restricted stock outstanding.
      On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Company’s 2005 Long Term Incentive Plan, effective July 1, 2005. The plan reserves 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and performance shares to officers, employees, non-employee directors or consultants performing services for the Company or its affiliates.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

11.	STOCKHOLDERS’ EQUITY
      On June 8, 2005, the Company’s Board of Directors authorized a repurchase program to acquire up to an aggregate of $80.0 million of its outstanding common stock through June 2006. As of June 30, 2005, the Company has repurchased 456,700 shares of its common stock for approximately $17.1 million under this program.

12.	EMPLOYEE BENEFIT PLANS
      On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), effective on July 1, 2005. No employee may purchase more than $25,000 in stock under the ESPP in any calendar year, and no employee may purchase stock under the ESPP if such purchase would cause the employee to own more than 5% of the voting power or value of the Company’s common stock. The ESPP provides for three month offering periods, commencing on the first trading day of each calendar quarter and ending on the last trading day of each calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each quarter. An employee may elect to pay the purchase price of such common stock through payroll deductions. The maximum number of shares that were reserved for issuance under the ESPP is 1,500,000 shares, and subject to adjustment as provided in the ESPP. Employees are required to hold any stock purchased through the ESPP for 180 days prior to any sale or withdrawal of shares.
      On June 7, 2005, the stockholders, at the annual meeting of stockholders, approved the Executive Annual Incentive Plan (the “Executive Incentive Plan”). Under the plan, the Company may grant to each eligible employee, including executive officers and other key employees, incentive awards to receive cash upon the achievement of pre-established performance goals. No participant may be granted performance awards in excess of $5.0 million in a calendar year.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2004.
Year to Date in Review Highlights
      Our year to date 2005 results included significant new agreements:

•	In February 2005, we signed a multi-year renewal to provide private label credit card services to Pacific Sunwear of California, Inc., a leading specialty retailer of everyday casual apparel, accessories and footwear.

•	In March 2005, we entered into an agreement to provide marketing services to TruGreen ChemLawn, a leading provider of lawn care services.

•	In March 2005, we signed a long-term agreement to provide private label credit card services for Z Gallerie, a leading retailer specializing in high-quality, distinctive furnishings and decorative accessories for the home.

•	In April 2005, we signed a long-term agreement to provide a fully integrated private label credit card and co-brand bankcard solution for Hanover Direct, a leading catalog and Web retailer of home furnishings and accessories and men’s and women’s apparel.

•	In April 2005, we signed an agreement to provide project management and systems integration services to Cobb Energy, one of the largest co-op electric utilities in the United States.

•	In April 2005, we signed an agreement with Blair Corporation to purchase Blair’s private label credit portfolio and a 10-year agreement with Blair to provide a fully integrated private label credit program. Blair, through its Blair and Irvine Park brands, sells quality men’s and women’s business and casual fashion attire and home accessories.

•	In May 2005, we signed a long-term agreement to provide private label credit card services for Crescent Jewelers, which operates 122 stores in California, Arizona and Nevada, and sells quality fine jewelry, including unique and exclusive jewelry collections targeted to mid-and upper-end consumers.

•	In May 2005, we acquired Atrana Solutions Inc., a leading provider of point-of-sale technology solutions that will give us additional capabilities, product offerings and client relationships.

•	In May 2005, Epsilon Data Management, Inc., one of the Company’s wholly-owned subsidiaries, signed a five-year extension with Hilton HHonors Worldwide, one of the Company’s top 15 clients, to provide integrated relationship management services, including database hosting and development, for the Hilton HHonors® Guest Rewards Program.

•	In June 2005, Epsilon Data Management, Inc., one of the Company’s wholly-owned subsidiaries, completed the build of a comprehensive database system for Pfizer Inc. to manage and host Pfizer’s database solution geared toward enhancing Pfizer’s overall consumer outreach efforts.
Critical Accounting Policies and Estimates
      There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Non-GAAP Financial Measures
      Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure as part of our monitoring of compliance with the financial covenants in our credit facilities. For the six months ended June 30, 2005, senior debt-to-operating EBITDA was 0.7x compared to a maximum ratio of 2.0x and operating EBITDA to interest expense was 32.8x compared to a minimum ratio of 3.5x. As discussed in more detail in the liquidity section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our credit facilities together with cash flow from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of June 30, 2005, we had borrowings of $264.5 million outstanding under these credit facilities and had approximately $175.5 million in unused borrowing capacity. We were in compliance with our covenants at June 30, 2005 and we expect to be in compliance with these covenants during the year ending December 31, 2005.

      We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The adjusted EBITDA and operating EBITDA measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands)
Net income	$28,016	$34,383	$60,357	$71,565
Stock compensation expense	—	1,875	—	3,319
Provision for income taxes	16,954	20,611	36,524	42,917
Interest expense, net	971	2,353	3,700	5,114
Fair value loss on interest rate derivative	299	—	808	—
Depreciation and other amortization	15,234	13,881	31,789	29,211
Amortization of purchased intangibles	6,746	10,101	13,504	19,943

Adjusted EBITDA	68,220	83,204	146,682	172,069
Change in deferred revenue	(970)	4,387	(1,837)	7,099
Less change in redemption settlement assets	(7,155)	(4,748)	(1,342)	(4,436)

Operating EBITDA	$74,405	$92,339	$146,187	$183,604

Note:	Change in deferred revenue is affected by fluctuations in foreign exchange rates. Change in redemption settlement assets is affected by transfers of cash.

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2005

	Three Months Ended
	June 30,		Change

	2004	2005	$	%

	(In thousands, except percentages)
Revenue:
Transaction Services	$170,555	$168,560	$(1,995)	(1.2)%
Credit Services	121,324	130,763	9,439	7.8
Marketing Services	84,155	145,742	61,587	73.2
Other/ Eliminations	(76,325)	(74,497)	1,828	(2.4)

Total	$299,709	$370,568	$70,859	23.6%

Adjusted EBITDA:
Transaction Services	$27,572	$22,175	$(5,397)	(19.6)%
Credit Services	26,750	34,605	7,855	29.4
Marketing Services	13,898	26,424	12,526	90.1

Total	$68,220	$83,204	$14,984	22.0%

Stock compensation expense:
Transaction Services	$—	$625	$625	—
Credit Services	—	625	625	—
Marketing Services	—	625	625	—

Total	$—	$1,875	$1,875	—

Depreciation and amortization:
Transaction Services	$15,411	$13,573	$(1,838)	(11.9)%
Credit Services	2,045	1,877	(168)	(8.2)
Marketing Services	4,524	8,532	4,008	88.6

Total	$21,980	$23,982	$2,002	9.1%

Operating income:
Transaction Services	$12,161	$7,977	$(4,184)	(34.4)%
Credit Services	24,705	32,103	7,398	29.9
Marketing Services	9,374	17,267	7,893	84.2

Total	$46,240	$57,347	$11,107	24.0%

Adjusted EBITDA margin(1):
Transaction Services	16.2%	13.2%	(3.0)%
Credit Services	22.0	26.5	4.5
Marketing Services	16.5	18.1	1.6

Total	22.8%	22.5%	(0.3)%

Segment operating data:
Statements generated	47,547	47,239	(308)	(0.6)%
Credit Sales	$1,548,427	$1,637,592	$89,165	5.8%
Average securitized portfolio	$2,981,129	$3,081,212	$100,083	3.4%
AIR MILES reward miles issued	690,179	816,186	126,007	18.3%
AIR MILES reward miles redeemed	441,705	514,041	72,336	16.4%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

      Revenue. Total revenue increased $70.9 million, or 23.6%, to $370.6 million for the three months ended June 30, 2005 from $299.7 million for the comparable period in 2004. The increase was due to a 73.2% increase in Marketing Services revenue and a 7.8% increase in Credit Services revenue, partially offset by a 1.2% decrease in Transaction Services revenue as follows:

•	Transaction Services. Transaction Services revenue decreased $2.0 million, or 1.2%, primarily due to a decrease in the number of statements generated and the loss of a call center client that ceased operations in the fourth quarter of 2004 due to bankruptcy. Statements generated decreased by 0.6%. The decrease in the number of statements generated is primarily attributable to one private label client that experienced a significant reduction in private label credit sales, which resulted in a corresponding reduction in statements generated for private label clients.

•	Credit Services. Credit Services revenue increased $9.4 million, or 7.8%, primarily due to a 15.0% increase in securitization income, offset by a small decrease in merchant discount. Securitization income increased $12.1 million primarily as a result of an increase in the net yield from the securitization trusts in addition to a 3.4% increase in average securitized portfolio. The net yield increased principally as a result of a 150 basis point increase in excess spread. Excess spread, which represents interest and late fees collected from cardholders, other trust-related fees, fair value changes related to the interest-only strips and charge-offs, increased due to lower charge-offs and higher collected fees from cardholders.

•	Marketing Services. Marketing Services revenue increased $61.6 million, or 73.2%, primarily due to an increase in database marketing fees attributable to the acquisition of Epsilon Data Management, Inc., an increase in redemption revenue related to a 16.4% increase in the redemption of AIR MILES® reward miles and an increase in the amortization of deferred services revenue. Deferred revenue-redemption is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Changes in the exchange rate of the Canadian dollar accounted for approximately $8.1 million of the $61.6 million increase in our Marketing Services revenue, or 13.1%. Our deferred revenue balance increased 0.8% to $554.2 million at June 30, 2005 from $549.8 million at March 31, 2005 due to continued growth in the program, including an 18.3% increase in AIR MILES reward miles issued during the three months ended June 30, 2005 over the comparable period in 2004, partially offset by a decline in the end of period Canadian dollar exchange rate.
      Operating Expenses. Total operating expenses, excluding depreciation and amortization, increased $57.7 million, or 24.9%, to $289.2 million during the three months ended June 30, 2005 from $231.5 million during the comparable period in 2004. Total adjusted EBITDA margin decreased to 22.5% for the three months ended June 30, 2005 from 22.8% for the comparable period in 2004, due to a decreased margin for Transaction Services and a change in the mix of margin being contributed by the Marketing Services and Credit Services segments.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $4.0 million, or 2.8%, to $147.0 million for the three months ended June 30, 2005 from $143.0 million for the comparable period in 2004, and adjusted EBITDA margin decreased to 13.2% for the three months ended June 30, 2005 from 16.2% during the comparable period in 2004. The decrease in adjusted EBITDA margin was primarily the result of an increase in expenses related to streamlining efforts in utility services, that were completed during the second quarter of 2005, in addition to a decrease in revenue driven by a 0.6% decrease in the segment’s key driver, statements generated.

•	Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $2.2 million, or 2.3%, to $96.8 million for the three months ended June 30, 2005 from $94.6 million for the comparable period in 2004, and adjusted EBITDA margin increased to 26.5% for the three months ended June 30, 2005 from 22.0% for the comparable period in 2004. The increased adjusted EBITDA margin is the result of favorable revenue trends from an increase in average securitized portfolio and lower net charge-offs as well as leveraging existing infrastructure.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $49.6 million, or 70.6%, to $119.9 million for the three months ended June 30, 2005 from $70.3 million for the comparable period in 2004, and adjusted EBITDA margin increased to 18.1% for the three months ended June 30, 2005 from 16.5% for the comparable period in 2004. Adjusted EBITDA margin increased due to strong operating results of the AIR MILES reward program and our Epsilon business unit.

•	Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 9.1%, to $24.0 million for the three months ended June 30, 2005 from $22.0 million for the comparable period in 2004 due to a $3.4 million increase in the amortization of purchased intangibles, offset by a decrease in depreciation and other amortization of $1.4 million.
      Operating Income. Operating income increased $11.1 million, or 24.0%, to $57.3 million for the three months ended June 30, 2005 from $46.2 million during the comparable period in 2004, due to the revenue and expense factors discussed above.
      Interest Expense. Interest expense increased $1.4 million, or 140.0%, to $2.4 million for the three months ended June 30, 2005 from $1.0 million for the comparable period in 2004, due to higher average balances under our credit facilities related to the acquisition of Epsilon.
      Taxes. Income tax expense increased $3.6 million to $20.6 million for the three months ended June 30, 2005 from $17.0 million in 2004 due to an increase in income before income taxes. Our effective tax rate of 37.5% in 2005 improved from the 37.7% effective tax rate in 2004.

Six months ended June 30, 2004 compared to the six months ended June 30, 2005

	Six Months Ended
	June 30,		Change

	2004	2005	$	%

	(In thousands, except percentages)
Revenue:
Transaction Services	$342,098	$336,304	$(5,794)	(1.7)%
Credit Services	263,233	282,180	18,947	7.2
Marketing Services	164,456	283,098	118,642	72.1
Other/ Eliminations	(158,056)	(155,139)	2,917	(1.8)

Total	$611,731	$746,443	$134,712	22.0%

Adjusted EBITDA:
Transaction Services	$51,453	$42,291	$(9,162)	(17.8)%
Credit Services	66,461	82,040	15,579	23.4
Marketing Services	28,768	47,738	18,970	65.9

Total	$146,682	$172,069	$25,387	17.3%

Stock compensation expense:
Transaction Services	$—	$1,107	$1,107	—%
Credit Services	—	1,106	1,106	—
Marketing Services	—	1,106	1,106	—

Total	$—	$3,319	$3,319	—%

Depreciation and amortization:
Transaction Services	$32,099	$28,291	$(3,808)	(11.9)%
Credit Services	3,999	3,824	(175)	(4.4)
Marketing Services	9,195	17,039	7,844	85.3

Total	$45,293	$49,154	$3,861	8.5%

Operating income:
Transaction Services	$19,354	$12,893	$(6,461)	(33.4)%
Credit Services	62,462	77,110	14,648	23.5
Marketing Services	19,573	29,593	10,020	51.2

Total	$101,389	$119,596	$18,207	18.0%

Adjusted EBITDA margin(1):
Transaction Services	15.0%	12.6%	(2.4)%
Credit Services	25.2	29.1	3.9
Marketing Services	17.5	16.9	(0.6)

Total	24.0%	23.1%	(0.9)%

Segment operating data:
Statements generated	95,536	94,316	(1,220)	(1.3)%
Credit Sales	$2,859,331	2,976,814	$117,483	4.1%
Average securitized portfolio	$3,004,585	$3,137,658	$133,073	4.4%
AIR MILES reward miles issued	1,310,929	1,526,948	216,019	16.5%
AIR MILES reward miles redeemed	848,897	973,688	124,791	14.7%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

      Revenue. Total revenue increased $134.7 million, or 22.0%, to $746.4 million for the six months ended June 30, 2005 from $611.7 million for the comparable period in 2004. The increase was due to a 72.1% increase in Marketing Services revenue and a 7.2% increase in Credit Services revenue, partially offset by a 1.7% decrease in Transaction Services revenue as follows:

•	Transaction Services. Transaction Services revenue decreased $5.8 million, or 1.7%, primarily due to a decrease in the number of statements generated and the loss of a client that ceased operations in the fourth quarter of 2004 due to bankruptcy. Statements generated decreased by 1.3%. The decrease in the number of statements generated is primarily attributable to one private label client that experienced a significant reduction in private label credit sales, which resulted in a corresponding reduction in statements generated for private label clients.

•	Credit Services. Credit Services revenue increased $18.9 million, or 7.2%, primarily due to an 11.1% increase in securitization income, offset by a small decrease in merchant discount. Securitization income increased $20.8 million primarily as a result of an increase in the net yield from the securitization trusts in addition to a 4.4% increase in our average securitized portfolio. The net yield increased principally as a result of a 130 basis point increase in excess spread. Excess spread, which represents interest and late fees collected from cardholders, other trust-related fees, fair value changes related to the interest-only strips and charge-offs, increased due to lower charge-offs and higher collected fees from cardholders.

•	Marketing Services. Marketing Services revenue increased $118.6 million, or 72.1%, primarily due to an increase in database marketing fees attributable to the acquisition of Epsilon Data Management, Inc., an increase in redemption revenue related to a 14.7% increase in the redemption of AIR MILES reward miles and an increase in the amortization of deferred services revenue. Deferred revenue-redemption is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Changes in the exchange rate of the Canadian dollar accounted for approximately $13.9 million of the $118.6 million increase in our Marketing Services revenue, or 11.7%. Our deferred revenue balance increased 1.3% to $554.2 million at June 30, 2005 from $547.1 million at December 31, 2004 due to continued growth in the program, including a 16.5% increase in AIR MILES reward miles issued during the six months ended June 30, 2005 over the comparable period in 2004, partially offset by a decline in the end of period Canadian dollar exchange rate.
      Operating Expenses. Total operating expenses, excluding depreciation and amortization, increased $112.7 million, or 24.2%, to $577.7 million during the six months ended June 30, 2005 from $465.0 million during the comparable period in 2004. Total adjusted EBITDA margin decreased to 23.1% for the six months ended June 30, 2005 from 24.0% for the comparable period in 2004, due to decreased margins in Transaction Services and Marketing Services, partially offset by an increased margin for Credit Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $4.5 million, or 1.5%, to $295.1 million for the six months ended June 30, 2005 from $290.6 million for the comparable period in 2004, and adjusted EBITDA margin decreased to 12.6% for the six months ended June 30, 2005 from 15.0% during the comparable period in 2004. The decrease in adjusted EBITDA margin was primarily the result of a decrease in revenue driven by a 1.3% decrease in the segment’s key driver, statements generated, in addition to expenses related to streamlining efforts in utility services during the first half of 2005.

•	Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $4.4 million, or 2.2%, to $201.2 million for the six months ended June 30, 2005 from $196.8 million for the comparable period in 2004, and adjusted EBITDA margin increased to 29.1% for the six months ended June 30, 2005 from 25.2% for the same period in 2004. The increased adjusted EBITDA margin is the result of favorable revenue trends from an increase in our average securitized portfolio and lower net charge-offs as well as leveraging existing infrastructure.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $100.8 million, or 74.3%, to $236.5 million for the six months ended June 30, 2005 from $135.7 million for the comparable period in 2004, and adjusted EBITDA margin decreased to 16.9% for the six months ended June 30, 2005 from 17.5% for the comparable period in 2004. The decrease in adjusted EBITDA margin is the result of overhead expense and an increase in marketing expenses as a result of a change in timing compared to the prior year, offset by strong operating results of the AIR MILES reward program and our Epsilon business unit.

•	Depreciation and Amortization. Depreciation and amortization increased $3.9 million, or 8.5%, to $49.2 million for the six months ended June 30, 2005 from $45.3 million for the comparable period in 2004 due to a $6.5 million increase in the amortization of purchased intangibles, offset by a decrease in depreciation and other amortization of $2.6 million.
      Operating Income. Operating income increased $18.2 million, or 18.0%, to $119.6 million for the six months ended June 30, 2005 from $101.4 million during the comparable period in 2004, due to the revenue and expense factors discussed above.
      Interest Expense. Interest expense increased $1.4 million, or 37.8%, to $5.1 million for the six months ended June 30, 2005 from $3.7 million for the comparable period in 2004, due to higher average balances under our credit facilities related to the acquisition of Epsilon.
      Taxes. Income tax expense increased $6.4 million to $42.9 million for the six months ended June 30, 2005 from $36.5 million in 2004 due to an increase in income before income taxes. Our effective tax rate of 37.5% in 2005 improved from the 37.7% effective tax rate in 2004.
Asset Quality
      Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the average age of our various private label credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our private label credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. An older private label credit card portfolio generally drives a more stable performance in the portfolio. The average age of our portfolio is consistent with our historical trends as shown at June 30, 2005 with 57.1% of securitized accounts with balances and 61.6% of securitized receivables being greater than 24 months old.
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

      The following tables reflect statistics for our securitization trusts as reported to the trustee for compliance reporting.
      The following table presents the delinquency trends of our securitized credit card portfolio:

	December 31,	% of	June 30,	% of
	2004	Total	2005	Total

	(Dollars in thousands)
Receivables outstanding	$3,377,305	100.0%	$3,125,072	100.0%
Receivables balances contractually delinquent:
31 to 60 days	52,722	1.6	50,776	1.6
61 to 90 days	32,942	1.0	30,521	1.0
91 or more days	69,413	2.1	56,318	1.8

Total	$155,077	4.6%	$137,615	4.4%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

		(Dollars in thousands)
Average securitized portfolio	$2,981,129	$3,081,212	$3,004,585	$3,137,658
Net charge-offs	54,635	49,559	106,047	96,725
Net charge-offs as a percentage of average loans outstanding (annualized)	7.3%	6.4%	7.1%	6.2%
Liquidity and Capital Resources
      Operating Activities. We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Six Months Ended
	June 30,

	2004	2005

	(In thousands)
Cash provided by operating activities before changes in credit card portfolio activity and merchant settlement activity	$108,224	$135,340
Purchase of credit card receivables	(34,417)	—
Proceeds from sale of credit card receivable portfolios to securitization trusts	105,538	—
Net change in merchant settlement activity	17,517	4,969

Cash provided by operating activities	$196,862	$140,309

      We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $135.3 million for the six months ended June 30, 2005 compared to $108.2 million for the comparable period in 2004. The increase in operating cash flows before changes in credit card portfolio activity and merchant settlement activity is related to improved operating results for the six months ended June 30, 2005, in addition to favorable working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

      Investing Activities. We had cash provided by investing activities of $29.8 million for the six months ended June 30, 2005 compared to $55.1 million for the comparable period in 2004. Significant components of investing activities are as follows:

•	Acquisitions. Cash outlays, net of cash received, for acquisitions for the six months ended June 30, 2005 was $15.3 million compared to $0.8 million for the comparable period in 2004. The outlay for acquisitions in 2005 relates to the purchase of Atrana Solutions Inc., a provider of point-of-sale technology services.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of June 30, 2005, we had over $3.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity was $73.0 million for the six months ended June 30, 2005 and $83.6 million for the comparable period in 2004. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the six months ended June 30, 2005 were $28.6 million compared to $22.3 million for the comparable period in 2004. Such amounts are consistent with our normal level of capital expenditures. We have no expectation that this will change in the foreseeable future.
      Financing Activities. Net cash used in financing activities was $153.8 million for the six months ended June 30, 2005 compared to $164.5 million in the comparable period in 2004. Our financing activities during the six months ended June 30, 2005 relate primarily to borrowings and repayments under our revolving credit facilities and the repurchase of 456,700 shares of our common stock.
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
      Securitization Program and Off-Balance Sheet Transactions. Since January 1996, we have sold, sometimes through WFN Credit Company, LLC and WFN Funding Company II, LLC, substantially all of the credit card receivables owned by our credit card bank, World Financial Network National Bank, to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III, which we refer to as the WFN Trusts, as part of our securitization program. This securitization program is the primary vehicle through which we finance our private label credit card receivables.
      As public notes approach maturity, the notes will enter a controlled accumulation period, which typically lasts three months. During the controlled accumulation period, we will either need to arrange an additional private conduit facility or use our own balance sheet to finance the controlled accumulation until such time as we can issue a new public series in the public markets.
      As of June 30, 2005 the WFN Trusts had over $3.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year. Accordingly, at December 31, the WFN Trusts typically have their highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.

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
      Once World Financial Network National Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables’ performance and the continued solvency of the retailer where the underlying sales were generated. In the event one of those or other similar covenants is breached, an early amortization event could be declared, in which case the trustee for the securitization trust would retain World Financial Network National Bank’s interest in the related receivables, along with the excess spread that would normally be paid to World Financial Network National Bank, until such time as the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables. There have been no early amortization events as of June 30, 2005.
      Certificates of Deposit. We utilize certificates of deposit to finance the operating activities of our credit card bank subsidiary, World Financial Network National Bank, and to fund securitization enhancement requirements. World Financial Network National Bank issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.6% to 3.2%. As of June 30, 2005, we had $2.3 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.
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

      At June 30, 2005, we had borrowings of $264.5 million outstanding under these credit facilities (with a weighted average interest rate of 3.8%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $175.5 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million. We can obtain an increase in the total commitment under the credit facilities of up to $45.0 million if we are not in default under the credit facilities, one or more lenders agrees to increase its commitment and the administrative agent consents.
      We utilize our credit facilities and cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
      There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2004 related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures
Evaluation
      As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      Our evaluation of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Epsilon and Capstone Consulting Partners, Inc., entities we acquired during 2004, which are included in the 2004 consolidated financial statements, and that constituted $363.9 million of total assets as of December 31, 2004 and an immaterial amount of revenues and net income for the year then ended. We did not assess the effectiveness of internal control over financial reporting at Epsilon or Capstone because of the timing of the acquisitions, which were completed in October 2004 and November 2004, respectively. As part of our integration of Epsilon, we are in the process of converting their general ledger platform to the platform utilized by the majority of the Company.
      Additionally, our evaluation of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Atrana Solutions Inc., an entity we acquired in May 2005, which is included in the unaudited interim financial results for the six months ended June 30, 2005, and that constituted $15.4 million of total assets as of June 30, 2005 and an immaterial amount of revenues and net income for the period then ended. We did not assess the effectiveness of internal control over financial reporting at Atrana because of the timing of the acquisition, which was completed in May 2005.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006. As of June 30, 2005, we have repurchased 456,700 shares of our common stock for approximately $17.1 million under this program.
      Additionally, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the second quarter of 2005.
      The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2005:

					Approximate Dollar Value of
	Total Number		Total Number of Shares Purchased as		Shares That May yet be
	of Shares	Average Price	Part of Publicly Announced		Purchased
Period	Purchased	Paid per Share	Plans or Programs		Under the Plans or Programs

					(In millions)
During 2005:
April	5,717	$39.65	—		$—
May	9,157	36.67	—		—
June	465,959	37.57	456,700	(1)	62.9	(1)

Total	480,833	$37.58	456,700		$62.9

(1)	On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006.

Item 3.	Defaults Upon Senior Securities.
      None

Item 4.	Submission of Matters to a Vote of Security Holders.
      On June 7, 2005, the Annual Meeting of Stockholders (“Annual Meeting”) was held at our corporate headquarters at 17655 Waterview Parkway, Dallas, Texas 75252. A total of 78,730,877 of our shares of common stock were present or represented by proxy at the Annual Meeting. This represented more than 95% of our shares outstanding. Four management proposals were voted upon at the Annual Meeting and each was approved. Each of Bruce K. Anderson, Roger H. Ballou and E. Linn Draper, Jr. was re-elected as a Class II director of the Company to serve until the 2008 annual meeting of stockholders and until his successor is duly elected and qualified, and each of the 2005 Long Term Incentive Plan (“2005 LTIP”), the Executive Annual Incentive Plan, and the Amended and Restated Employee Stock Purchase Plan (“ESPP”) was approved and adopted by the stockholders. Each of the 2005 LTIP and the ESPP were effective July 1, 2005, and the Executive Annual Incentive Plan was effective January 1, 2005. The results of the tabulation of the votes cast at the Annual Meeting are as follows:

	For (#)	Withhold (#)

Proposal 1. Election of Directors:
Bruce K. Anderson	78,242,553	488,324
Roger H. Ballou	75,864,074	2,866,803
E. Linn Draper, Jr.	76,291,462	2,439,415

	For (#)	Against (#)	Abstain (#)	No Vote (#)

Proposal 2. Approval of 2005
Long Term Incentive Plan	52,656,676	22,870,112	21,602	3,182,487
Proposal 3. Approval of
Executive Annual Incentive Plan	69,165,940	6,356,809	25,641	3,182,487
Proposal 4. Approval of
Amended and Restated Employee Stock Purchase Plan	72,231,554	3,263,786	53,050	3,182,487

Item 5.	Other Information.
      (a) None
      (b) None

Item 6.	Exhibits.
      (a) Exhibits:
EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1		Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418-01 and 333-113669).

10.2		Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418-01 and 333-113669).

*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan

Edward J. Heffernan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 8, 2005

By:	/s/ Michael D. Kubic

Michael D. Kubic
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
Date: August 8, 2005

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1		Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418-01 and 333-113669).

10.2		Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418-01 and 333-113669).

*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith