Form 10-Q
period 2005-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2005-11-08
CIK 1101215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 31, 2005, 82,036,045 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005

	(in thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$84,409	$157,797
Due from card associations	10,995	13,190
Trade receivables, less allowance for doubtful accounts ($1,458 and $3,993 at December 31, 2004 and September 30, 2005, respectively)	158,236	197,033
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($11,673 and $11,854 at December 31, 2004 and September 30, 2005, respectively)	248,074	255,215
Deferred tax asset, net	49,606	48,727
Other current assets	66,026	78,501

Total current assets	617,346	750,463
Redemption settlement assets, restricted	243,492	257,321
Property and equipment, net	147,531	155,662
Due from securitizations	244,291	198,606
Intangible assets, net	233,779	239,316
Goodwill	709,146	826,997
Other non-current assets	43,495	40,688

Total assets	$2,239,080	$2,469,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$56,214	$65,843
Accrued expenses	141,534	140,405
Merchant settlement obligations	77,980	95,947
Certificates of deposit, current	94,700	130,500
Credit facilities and other debt, current	135,962	210,429
Other current liabilities	54,229	49,130

Total current liabilities	560,619	692,254
Deferred tax liability, net	49,283	48,948
Deferred revenue—service	158,026	178,550
Deferred revenue—redemption	389,097	419,764
Certificates of deposit, long term	—	36,500
Credit facilities and other debt, long-term	206,861	115,408
Other liabilities	4,674	14,664

Total liabilities	1,368,560	1,506,088
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 82,765 shares as of December 31, 2004, 84,652 shares as of September 30, 2005	828	847
Unearned compensation	(7,739)	(19,700)
Additional paid-in capital	679,776	738,279
Treasury stock, at cost, 418 shares as of December 31, 2004, 2,070 shares as of September 30, 2005	(6,151)	(71,385)
Retained earnings	199,336	306,752
Accumulated other comprehensive income	4,470	8,172

Total stockholders’ equity	870,520	962,965

Total liabilities and stockholders’ equity	$2,239,080	$2,469,053

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2005	2004	2005

	(in thousands, except per share amounts)
Revenues
Transaction services	$151,232	$159,092	$445,225	$452,845
Redemption	55,339	66,221	160,316	196,745
Securitization income	80,643	98,441	268,160	306,390
Database marketing fees and marketing services	5,404	43,833	15,621	135,007
Other revenue	6,254	17,226	21,280	40,269

Total revenues	298,872	384,813	910,602	1,131,256
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	218,908	277,627	654,876	812,411
General and administrative	15,414	23,050	44,494	65,960
Depreciation and other amortization	15,236	13,972	47,025	43,182
Amortization of purchased intangibles	6,556	10,359	20,060	30,301

Total operating expenses	256,114	325,008	766,455	951,854

Operating income	42,758	59,805	144,147	179,402

Fair value loss on interest rate derivative	—	—	808	—
Interest expense, net	1,029	2,422	4,727	7,537

Income before income taxes	41,729	57,383	138,612	171,865
Provision for income taxes	15,732	21,532	52,258	64,449

Net income	$25,997	$35,851	$86,354	$107,416

Net income per share — basic	$0.32	$0.43	$1.07	$1.30

Net income per share — diluted	$0.31	$0.42	$1.03	$1.26

Weighted average shares — basic	81,387	82,755	80,861	82,612

Weighted average shares — diluted	84,703	85,249	83,792	85,320

      See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2004	2005

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,354	$107,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	47,025	43,182
Amortization of purchased intangibles	20,060	30,301
Deferred income taxes	12,868	(5,741)
Fair value loss on interest rate derivative	808	—
(Recovery of) provision for doubtful accounts	(661)	13,705
Non-cash compensation	—	5,263
Change in operating assets and liabilities, net of acquisitions:
Change in trade receivables	(4,136)	(30,023)
Change in merchant settlement activity	18,990	15,772
Change in other assets	3,135	8,762
Change in accounts payable and accrued expenses	16,700	(2,132)
Change in deferred revenue	21,053	31,016
Change in other liabilities	(15,370)	(8,836)
Purchase of credit card receivables	(34,417)	(20,527)
Proceeds from sale of credit card receivable portfolios to securitization trusts	105,538	—
Other operating activities	381	427

Net cash provided by operating activities	278,328	188,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(6,434)	(6,064)
Payments for acquired businesses, net of cash acquired	(780)	(139,675)
Change in seller’s interest	(9,838)	(3,622)
Change in due from securitizations	101,059	61,516
Capital expenditures	(35,244)	(45,595)
Other investing activities	(530)	(2,783)

Net cash provided by (used in) investing activities	48,233	(136,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	339,273	577,172
Repayment of borrowings	(427,416)	(591,418)
CD issuance	500	166,500
Repayment of CD	(168,300)	(94,200)
Payment of capital lease obligations	(3,892)	(5,471)
Proceeds from issuances of common stock	25,630	27,397
Purchase of treasury shares	—	(60,267)

Net cash (used in) provided by financing activities	(234,205)	19,713
Effect of exchange rate changes on cash and cash equivalents	(1,111)	1,313

Change in cash and cash equivalents	91,245	73,388
Cash and cash equivalents at beginning of period	67,745	84,409

Cash and cash equivalents at end of period	$158,990	$157,797

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,719	$9,798

Income taxes paid	$15,106	$40,164

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

2.	SHARES USED IN COMPUTING NET INCOME PER SHARE
      The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2005	2004	2005

	(in thousands)
Numerator
Net income available to common stockholders	$25,997	$35,851	$86,354	$107,416

Denominator
Weighted average shares, basic	81,387	82,755	80,861	82,612
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	3,316	2,494	2,931	2,708

Denominator for diluted calculation	84,703	85,249	83,792	85,320

Basic
Net income per share	$0.32	$0.43	$1.07	$1.30

Diluted
Net income per share	$0.31	$0.42	$1.03	$1.26

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS
      In November 2004, the Company acquired Capstone Consulting Partners, Inc. In connection with the acquisition, the Company is required to pay the seller additional consideration for exceeding certain revenue targets, as defined in the agreement. The contingent payment is limited to $15.0 million. As of September 30, 2005, the Company had met the initial threshold and recorded a purchase price adjustment of approximately $5.7 million. The Company believes that it has a potential liability in the range of $5.0 million to $9.3 million associated with this earn-out provision, which will be recorded in the fourth quarter when the amount can be reasonably estimated.
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
      On September 30, 2005, Epsilon Data Management, Inc., one of the Company’s wholly-owned subsidiaries, acquired Bigfoot Interactive Inc., (“Epsilon Interactive”), a leading full-service provider of strategic ROI-focused email communications and marketing automation solutions. Total consideration paid was approximately $133.4 million, including $8.8 million which was placed in escrow for a period of six to eighteen months. The preliminary purchase price allocation is as follows:

Identifiable intangible assets	$26,000
Capitalized software	3,600
Goodwill	92,827
Net assets	10,939

Purchase price	$133,366

4.	INTANGIBLE ASSETS AND GOODWILL
      Intangible assets consist of the following:

	September 30, 2005

	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Customer contracts and lists	$243,908	$(65,095)	$178,813	2-20 years—straight line
Collector database	60,207	(41,583)	18,624	15%—declining balance
Premium on purchased credit card portfolios	41,908	(14,354)	27,554	5-10 years—straight line
Tradename	12,350	—	12,350	Indefinite life
Noncompete agreements	2,400	(1,425)	975	1-5 years—straight line
Favorable lease	1,000	—	1,000	4 years—straight line

Total intangible assets	$361,773	$(122,457)	$239,316

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	INTANGIBLE ASSETS AND GOODWILL — (Continued)

	December 31, 2004

	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in thousands)
Customer contracts and lists	$216,277	$(45,236)	$171,041	2-20 years—straight line
Collector database	58,233	(37,831)	20,402	15%—declining balance
Premium on purchased credit card portfolios	43,137	(12,299)	30,838	5-10 years—straight line
Tradename	11,200	—	11,200	Indefinite life
Noncompete agreements	1,500	(1,202)	298	1-5 years—straight line

Total intangible assets	$330,347	$(96,568)	$233,779

      In connection with the Epsilon Interactive acquisition, the Company acquired $24.1 million in customer contracts and $1.9 million in other related intangible assets.

Goodwill
      The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total

		(in thousands)
Beginning balance	$303,874	$—	$405,272	$709,146
Goodwill acquired during period	7,106	—	92,827	99,933
Effects of foreign currency translation	343	—	6,574	6,917
Other, primarily final purchase price adjustments(1)	12,110	—	(1,109)	11,001

Ending balance	$323,433	$—	$503,564	$826,997

(1)	Represents recognition of a deferred payment, certain earn-out provisions, and other initial purchase price adjustments associated with the Company’s acquisitions.

5.	DEBT
      Debt consists of the following:

	December 31,	September 30,
	2004	2005

	(in thousands)
Certificates of deposit	$94,700	$167,000
Credit facilities	324,629	310,000
Other	18,194	15,837

	437,523	492,837
Less: current portion	(230,662)	(340,929)

Long term portion	$206,861	$151,908

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
5.     DEBT — (Continued)
      As of September 30, 2005, the certificates of deposit had effective annual fixed rates ranging from 4.1% to 4.8%, and the credit facilities had a weighted average interest rate of 5.6%.
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
      On October 28, 2005, the Company entered into amendments to the Company’s three credit facilities to increase the amount of revolving commitments under the facilities and amend certain covenants. The amendment to the 3-year credit facility increased the amount of revolving commitments thereunder from $200.0 million to $250.0 million. The amendment to the 364-day credit facility increased the amount of revolving commitments thereunder from $205.0 million to $230.0 million. After giving effect to the three amendments, the aggregate amount of revolving commitments under the three credit facilities is $515.0 million. In addition, the amendments increased the aggregate amounts of commitments permitted under the three facilities from $500.0 million to $550.0 million. As a result, the Company has the right to obtain commitments under the three credit facilities for an additional $35.0 million in the aggregate without having to amend the credit facilities. In addition, the amendments increased the amount of restricted payments permitted under the credit facilities. Except as set forth above, the remaining terms of each credit facility remain unchanged.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	DEFERRED REVENUE
      A reconciliation of deferred revenue for the AIR MILES®Reward Program is as follows (in thousands):

Deferred Revenue—Service
Beginning balance December 31, 2004	$158,026
Cash proceeds	77,748
Revenue recognized	(63,334)
Effects of foreign currency translation	6,110

Ending balance September 30, 2005	$178,550

Deferred Revenue—Redemption
Beginning balance December 31, 2004	$389,097
Cash proceeds	136,183
Revenue recognized	(120,123)
Effects of foreign currency translation	14,607

Ending balance September 30, 2005	$419,764

7.	INCOME TAXES
      For the three and nine months ended September 30, 2005, the Company has utilized an effective tax rate of 37.5% to calculate its provision for income taxes. In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2005 based on all known variables.

8.	COMPREHENSIVE INCOME
      The components of comprehensive income, net of tax effect, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2005	2004	2005

		(in thousands)
Net income	$25,997	$35,851	$86,354	$107,416
Reclassifications into earnings	—	—	482	—
Unrealized gain (loss) on securities available-for-sale, net	1,055	(583)	(951)	529
Foreign currency translation adjustments(1)	1,582	3,724	3,840	3,173

Total comprehensive income	$28,634	$38,992	$89,725	$111,118

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION
      Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total

	(in thousands)
Three months ended September 30, 2004
Revenues	$169,434	$121,398	$84,992	$(76,952)	$298,872
Adjusted EBITDA(1)	25,075	26,328	13,147	—	64,550
Depreciation and amortization	14,808	2,039	4,945	—	21,792
Operating income	10,267	24,289	8,202	—	42,758
Interest expense, net	—	—	—	1,029	1,029
Income before income taxes	10,267	24,289	8,202	(1,029)	41,729
Three months ended September 30, 2005
Revenues	$178,973	$137,049	$145,404	$(76,613)	$384,813
Adjusted EBITDA(1)	23,242	39,470	23,368	—	86,080
Stock compensation expense	648	648	648	—	1,944
Depreciation and amortization	13,810	1,894	8,627	—	24,331
Operating income	8,784	36,928	14,093	—	59,805
Interest expense, net	—	—	—	2,422	2,422
Income before income taxes	8,784	36,928	14,093	(2,422)	57,383

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total

	(in thousands)
Nine months ended September 30, 2004
Revenues	$511,531	$384,631	$249,449	$(235,009)	$910,602
Adjusted EBITDA(1)	76,528	92,790	41,914	—	211,232
Depreciation and amortization	46,907	6,039	14,139	—	67,085
Operating income	29,621	86,751	27,775	—	144,147
Fair value loss on interest rate derivative	—	808	—	—	808
Interest expense, net	—	—	—	4,727	4,727
Income before income taxes	29,621	85,943	27,775	(4,727)	138,612
Nine months ended September 30, 2005
Revenues	$515,278	$419,229	$428,501	$(231,752)	$1,131,256
Adjusted EBITDA(1)	65,531	121,510	71,107	—	258,148
Stock compensation expense	1,754	1,755	1,754	—	5,263
Depreciation and amortization	42,100	5,717	25,666	—	73,483
Operating income	21,677	114,038	43,687	—	179,402
Interest expense, net	—	—	—	7,537	7,537
Income before income taxes	21,677	114,038	43,687	(7,537)	171,865

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and amortization. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131 as it is the primary performance metric by which senior management is evaluated.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	STOCK COMPENSATION AND UNEARNED COMPENSATION
      At September 30, 2005, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.
      In the first quarter of 2005, the Company changed the valuation model used for estimating the fair value of options granted from a Black-Scholes option pricing model to a Binomial lattice pricing model. This change was made in order to provide a better estimate of fair value. The Binomial model can incorporate a range of possible outcomes over an option’s term and can be adjusted for changes in certain assumptions over time. The Black-Scholes model assumptions are more constant over time, which is not always consistent with an employee’s exercise behavior. In accordance with APB Opinion No. 20, “Accounting Changes,” this change was made for options granted to employees beginning in the first quarter of 2005. Options to purchase a total of 0.1 million shares of common stock were granted in the third quarter of 2005 at a weighted average fair value of $16.96 per share. The historical Black-Scholes model would have produced a pro forma stock compensation expense that was approximately 14% lower than that derived from the Binomial model. As a result of this change, the after-tax increase in pro forma stock-based employee compensation expense for the nine months ended September 30, 2005 was approximately $0.3 million.

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2005	2004	2005

	(in thousands, except per share amounts)
Net income, as reported	$25,997	$35,851	$86,354	$107,416
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,215	—	3,289
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(2,313)	(4,899)	(6,580)	(13,587)

Net income, pro forma	$23,684	$32,167	$79,774	$97,118

Net income per share:
Basic — as reported	$0.32	$0.43	$1.07	$1.30
Diluted — as reported	$0.31	$0.42	$1.03	$1.26
Basic — pro forma	$0.29	$0.39	$0.99	$1.18
Diluted — pro forma	$0.28	$0.38	$0.95	$1.14
      During the nine months ended September 30, 2005, a total of 635,807 shares of restricted stock were granted under the 2003 Long Term Incentive Plan (“2003 LTIP”) and the 2005 Long Term Incentive Plan (“2005 LTIP”).

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
10.     STOCK COMPENSATION AND UNEARNED COMPENSATION — (Continued)
      Under the plans, 125,872 shares of performance based restricted stock were granted. The restrictions on the shares subject to these grants do not lapse unless specified performance measures tied to either cash earnings per share or total shareholder return are met. If these performance targets are met, the restrictions on some of these shares lapse at the end of a three-year period. However, the Company’s Board of Directors may accelerate the lapsing of such restrictions if certain annual cash earnings per share performance targets are met. As the performance targets have not been met, compensation has not been earned. The Company has recorded $4.9 million associated with the award as unearned compensation in the stockholders’ equity section of the accompanying balance sheet.
      Additionally, during the nine months ended September 30, 2005, the Company awarded 509,935 shares of time-based restricted stock under the plans, with vesting periods of two to three years. The Company recorded $12.0 million (the aggregate value of the common stock based on the market price at the date of the award) as unearned compensation in the stockholders’ equity section of the accompanying balance sheet. The Company recorded $1.9 million and $5.3 million of compensation expense for the three and nine months ended September 30, 2005, respectively, related to shares of time-based restricted stock outstanding.

11.	STOCKHOLDERS’ EQUITY
      On June 8, 2005, the Company’s Board of Directors authorized a repurchase program to acquire up to an aggregate of $80.0 million of its outstanding common stock through June 2006. As of September 30, 2005, the Company has repurchased 1,652,400 shares of its common stock for approximately $65.2 million under this program.
      On October 27, 2005, the Company’s board of directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of its outstanding common stock through October 2006.

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
      On June 7, 2005, the stockholders, at the annual meeting of stockholders, approved the Executive Annual Incentive Plan (the “Executive Incentive Plan”). Under the plan, the Company may grant to each eligible employee, including executive officers and other key employees, incentive awards to receive cash upon the achievement of pre-established performance goals. No participant may be granted performance awards in excess of $5.0 million in any calendar year.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2004.
Year to Date in Review Highlights
      Our year to date 2005 results included significant new and renewed agreements:

•	In February 2005, we signed a multi-year renewal to provide private label credit card services to Pacific Sunwear of California, Inc., a leading specialty retailer of everyday casual apparel, accessories and footwear.

•	In March 2005, we entered into an agreement to provide marketing services to TruGreen ChemLawn, a leading provider of lawn care services.

•	In March 2005, we signed a long-term agreement to provide private label credit card services for Z Gallerie, a leading retailer specializing in high-quality, distinctive furnishings and decorative accessories for the home.

•	In April 2005, we signed a long-term agreement to provide a fully integrated private label credit card and co-brand bankcard solution for Hanover Direct, a leading catalog and Web retailer of home furnishings and accessories and men’s and women’s apparel.

•	In April 2005, we signed an agreement to provide project management and systems integration services to Cobb Energy, one of the largest co-op electric utilities in the United States.

•	In April 2005, we signed an agreement with Blair Corporation to purchase Blair’s private label credit portfolio and a 10-year agreement with Blair to provide a fully integrated private label credit program. Blair, through its Blair and Irvine Park brands, sells quality men’s and women’s business and casual fashion attire and home accessories. We expect this transaction to close in the fourth quarter of 2005.

•	In May 2005, we signed a long-term agreement to provide private label credit card services for Crescent Jewelers, which operates 122 stores in California, Arizona and Nevada, and sells quality fine jewelry, including unique and exclusive jewelry collections targeted to mid- and upper-end consumers.

•	In May 2005, we acquired Atrana Solutions Inc., a leading provider of point-of-sale technology solutions that will give us additional capabilities, product offerings and client relationships.

•	In May 2005, Epsilon Data Management, Inc., one of our wholly-owned subsidiaries, signed a five-year extension with Hilton HHonors Worldwide, one of our top 15 clients, to provide integrated relationship management services, including database hosting and development, for the Hilton HHonors® Guest Rewards Program.

•	In June 2005, Epsilon Data Management, Inc., one of our wholly-owned subsidiaries, completed the build of a comprehensive database system for Pfizer Inc. to manage and host Pfizer’s database solution geared toward enhancing Pfizer’s overall consumer outreach efforts.

•	In July 2005, we signed a multi-year renewal agreement to continue providing private label credit card services for leading specialty retailers The Dress Barn, Inc. and Maurices Incorporated.

•	In July 2005, we signed an agreement to provide a credit card program for Gander Mountain Company, one of the fastest-growing retailers in the outdoor lifestyle industry.

•	In July 2005, we signed a long-term contract renewal with Pepco Energy Services, Inc. to continue hosting the customer information system and to provide traditional and electronic billing, payment processing and other services related to the support and maintenance of the customer information system.

•	In July 2005, Epsilon Data Management, Inc., one of our wholly-owned subsidiaries, signed a multi-year renewal and expanded agreement with Bank of America to complete the build of an enhanced consumer marketing database and to host and manage the system on behalf of Bank of America.

•	In August 2005, we signed an agreement with Hampton Roads Sanitation District to provide consulting services related to CIS selection, improvement of business processes and project management.

•	In August 2005, we signed a multi-year renewal with Sobeys Inc. to continue as a participating sponsor in the AIR MILES Reward Program.

•	In August 2005, we signed a multi-year agreement with Gordmans, Inc., an existing private label credit card client, to also provide a comprehensive servicing solution for their gift card program.

•	In August 2005, we signed an agreement to provide customer care maintenance and support services for Greenville Utilities Commission, a provider of electric, gas and water services in North Carolina.

•	In September 2005, Epsilon Data Management, Inc., one of our wholly-owned subsidiaries, acquired Epsilon Interactive, a leading full-service provider of strategic ROI-focused email communications and marketing automation solutions.

•	In September 2005, we signed a five-year agreement with Carter Lumber, one of the nation’s top building materials retailers operating 240 stores in 10 states, to provide integrated commercial and private label card services and payment processing services.

•	In September 2005, we entered into an agreement with CompUSA, Inc., one of the nation’s leading retailers and resellers of technology products and services, to provide a full suite of loyalty marketing services for The CompUSA Network™ For Business loyalty program.
Critical Accounting Policies and Estimates
      There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Use of Non-GAAP Financial Measures
      Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure as part of our monitoring of compliance with the financial covenants in our credit facilities. For the nine months ended September 30, 2005, senior debt-to-operating EBITDA was 0.8x compared to a maximum ratio of 2.0x and operating EBITDA to interest expense was 30.8x compared to a minimum ratio of 3.5x. As discussed in more detail in the liquidity section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our credit facilities together with cash flow from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of September 30, 2005, we had borrowings of $310.0 million outstanding under these credit facilities and had approximately $130.0 million in unused borrowing capacity. We were in compliance with our covenants at September 30, 2005 and we expect to be in compliance with these covenants during the year ending December 31, 2005.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2005	2004	2005

	(in thousands)
Net income	$25,997	$35,851	$86,354	$107,416
Stock compensation expense	—	1,944	—	5,263
Provision for income taxes	15,732	21,532	52,258	64,449
Interest expense, net	1,029	2,422	4,727	7,537
Fair value loss on interest rate derivative	—	—	808	—
Depreciation and other amortization	15,236	13,972	47,025	43,182
Amortization of purchased intangibles	6,556	10,359	20,060	30,301

Adjusted EBITDA	64,550	86,080	211,232	258,148
Change in deferred revenue	36,899	44,092	35,062	51,191
Less change in redemption settlement assets	16,537	18,265	15,195	13,829

Operating EBITDA	$84,912	$111,907	$231,099	$295,510

Note:	Change in deferred revenue is affected by fluctuations in foreign exchange rates. Change in redemption settlement assets is affected by transfers of cash.

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2005

	Three months ended
	September 30,		Change

	2004	2005	$	%

	(in thousands, except percentages)
Revenue:
Transaction Services	$169,434	$178,973	$9,539	5.6%
Credit Services	121,398	137,049	15,651	12.9
Marketing Services	84,992	145,404	60,412	71.1
Other/ Eliminations	(76,952)	(76,613)	339	0.4

Total	$298,872	$384,813	$85,941	28.8%

Adjusted EBITDA:
Transaction Services	$25,075	$23,242	$(1,833)	(7.3)%
Credit Services	26,328	39,470	13,142	49.9
Marketing Services	13,147	23,368	10,221	77.7

Total	$64,550	$86,080	$21,530	33.4%

Stock compensation expense:
Transaction Services	$—	$648	$648	—
Credit Services	—	648	648	—
Marketing Services	—	648	648	—

Total	$—	$1,944	$1,944	—

Depreciation and amortization:
Transaction Services	$14,808	$13,810	$(998)	(6.7)%
Credit Services	2,039	1,894	(145)	(7.1)
Marketing Services	4,945	8,627	3,682	74.5

Total	$21,792	$24,331	$2,539	11.7%

Operating income:
Transaction Services	$10,267	$8,784	$(1,483)	(14.4)%
Credit Services	24,289	36,928	12,639	52.0
Marketing Services	8,202	14,093	5,891	71.8

Total	$42,758	$59,805	$17,047	39.9%

Adjusted EBITDA margin(1):
Transaction Services	14.8%	13.0%	(1.8)%
Credit Services	21.7	28.8	7.1
Marketing Services	15.5	16.1	0.6

Total	21.6%	22.4%	0.8%

Segment operating data:
Statements generated	47,410	47,523	113	0.2%
Credit Sales	$1,450,033	$1,508,123	$58,090	4.0%
Average managed receivables(2)	$2,960,628	$3,114,452	$153,824	5.2%
AIR MILES reward miles issued	733,279	830,604	97,325	13.3%
AIR MILES reward miles redeemed	435,069	475,400	40,331	9.3%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

(2)	The Company will now report average managed receivables as it better reflects the Company’s future business strategy. The difference between the previously reported metric and the current one is private label credit card receivables which are not securitized will now also be included. Historically, this difference has not been meaningful but will be in the future as some private label credit card portfolios are not anticipated to be securitized for a period of time.

      Revenue. Total revenue increased $85.9 million, or 28.8%, to $384.8 million for the three months ended September 30, 2005 from $298.9 million for the comparable period in 2004. The increase was due to a 5.6% increase in Transaction Services revenue, a 12.9% increase in Credit Services revenue and a 71.1% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $9.5 million, or 5.6%, primarily due to customer ramp-ups in utility services and increased transaction volume from merchant services. Statements generated, the segment’s key driver, was flat due primarily to the reduced credit sales volume at one major client resulting in a lower corresponding statement volume for that client offset by growth from other clients.

•	Credit Services. Credit Services revenue increased $15.7 million, or 12.9%, primarily due to a 22.3% increase in securitization income, offset in part by a small decrease in merchant discount. Securitization income increased $17.9 million primarily as a result of an increase in the net yield from the securitization trusts in addition to a 5.2% increase in average managed receivables. The net yield increased principally as a result of an approximate 130 basis point increase in the excess spread and an approximate 50 basis point decrease in cost of funds. Excess spread, which represents interest and late fees collected from cardholders, other trust-related fees, fair value changes related to the interest-only strips and charge-offs, increased due to lower charge-offs and higher collected fees from cardholders.

•	Marketing Services. Marketing Services revenue increased $60.4 million, or 71.1%, primarily due to an increase in database marketing fees attributable to the acquisition of Epsilon Data Management, Inc., an increase in redemption revenue related to a 9.3% increase in the redemption of AIR MILES® reward miles and an increase in the amortization of deferred services revenue. Changes in the exchange rate of the Canadian dollar accounted for approximately $7.7 million of the $60.4 million increase in our Marketing Services revenue, or 12.7%. Deferred revenue-redemption is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Our deferred revenue balance increased 8.0% to $598.3 million at September 30, 2005 from $554.2 million at June 30, 2005 due to continued growth in the program for AIR MILES reward miles issued and a change in the exchange rate during the three months ended September 30, 2005. AIR MILES reward miles issued grew by 13.3% during the three months ended September 30, 2005 over the comparable period in 2004.
      Operating Expenses. Total operating expenses, excluding depreciation and amortization, increased $66.4 million, or 28.3%, to $300.7 million during the three months ended September 30, 2005 from $234.3 million during the comparable period in 2004. Total adjusted EBITDA margin increased to 22.4% for the three months ended September 30, 2005 from 21.6% for the comparable period in 2004, due to increases in the margins for Marketing Services and Credit Services, partially offset by a decreased margin for Transaction Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $12.0 million, or 8.3%, to $156.4 million for the three months ended September 30, 2005 from $144.4 million for the comparable period in 2004, and adjusted EBITDA margin decreased to 13.0% for the three months ended September 30, 2005 from 14.8% during the comparable period in 2004. The decrease in adjusted EBITDA margin was primarily the result of an increase in expenses related to higher expenses associated with corporate overhead and, to a smaller extent, new private label credit card clients.

•	Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $3.1 million, or 3.3%, to $98.2 million for the three months ended September 30, 2005 from $95.1 million for the comparable period in 2004, and adjusted EBITDA margin increased to 28.8% for the three months ended September 30, 2005 from 21.7% for the comparable period in 2004. The increased adjusted EBITDA margin is the result of favorable revenue trends from an increase in average managed receivables and lower cost of funds.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $50.9 million, or 70.9%, to $122.7 million for the three months ended September 30, 2005 from $71.8 million for the comparable period in 2004, and adjusted EBITDA margin increased to 16.1% for the three months ended September 30, 2005 from 15.5% for the comparable period in 2004. Adjusted EBITDA margin increased due to increased revenue from the AIR MILES reward program and our Epsilon business unit.

•	Depreciation and Amortization. Depreciation and amortization increased $2.5 million, or 11.7%, to $24.3 million for the three months ended September 30, 2005 from $21.8 million for the comparable period in 2004 due to a $3.8 million increase in the amortization of purchased intangibles, offset by a decrease in depreciation and other amortization of $1.3 million.
      Operating Income. Operating income increased $17.0 million, or 39.9%, to $59.8 million for the three months ended September 30, 2005 from $42.8 million during the comparable period in 2004, due to the revenue and expense factors discussed above.
      Interest Expense. Interest expense increased $1.4 million, or 140.0%, to $2.4 million for the three months ended September 30, 2005 from $1.0 million for the comparable period in 2004, due to higher average balances under our credit facilities.
      Taxes. Income tax expense increased $5.8 million to $21.5 million for the three months ended September 30, 2005 from $15.7 million in 2004 due to an increase in income before income taxes. Our effective tax rate of 37.5% in 2005 improved from the 37.7% effective tax rate in 2004.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2005

	Nine months ended
	September 30,		Change

	2004	2005	$	%

	(in thousands, except percentages)
Revenue:
Transaction Services	$511,531	$515,278	$3,747	0.7%
Credit Services	384,631	419,229	34,598	9.0
Marketing Services	249,449	428,501	179,052	71.8
Other/ Eliminations	(235,009)	(231,752)	3,257	(1.4)

Total	$910,602	$1,131,256	$220,654	24.2%

Adjusted EBITDA:
Transaction Services	$76,528	$65,531	$(10,997)	(14.4)%
Credit Services	92,790	121,510	28,720	31.0
Marketing Services	41,914	71,107	29,193	69.6

Total	$211,232	$258,148	$46,916	22.2%

Stock compensation expense:
Transaction Services	$—	$1,754	$1,754	—
Credit Services	—	1,755	1,755	—
Marketing Services	—	1,754	1,754	—

Total	$—	$5,263	$5,263	—

Depreciation and amortization:
Transaction Services	$46,907	$42,100	$(4,807)	(10.2)%
Credit Services	6,039	5,717	(322)	(5.3)
Marketing Services	14,139	25,666	11,527	81.5

Total	$67,085	$73,483	$6,398	9.5%

Operating income:
Transaction Services	$29,621	$21,677	$(7,944)	(26.8)%
Credit Services	86,751	114,038	27,287	31.5
Marketing Services	27,775	43,687	15,912	57.3

Total	$144,147	$179,402	$35,255	24.5%

Adjusted EBITDA margin(1):
Transaction Services	15.0%	12.7%	(2.3)%
Credit Services	24.1	29.0	4.9
Marketing Services	16.8	16.6	(0.2)

Total	23.2%	22.8%	(0.4)%

Segment operating data:
Statements generated	142,946	141,839	(1,107)	(0.8)%
Credit Sales	$4,309,364	$4,484,937	$175,573	4.1%
Average managed receivables(2)	$2,988,701	$3,107,603	$118,902	4.0%
AIR MILES reward miles issued	2,044,208	2,357,552	313,344	15.3%
AIR MILES reward miles redeemed	1,283,967	1,449,088	165,121	12.9%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

(2)	The Company will now report average managed receivables as it better reflects the Company’s future business strategy. The difference between the previously reported metric and the current one is private label credit card receivables which are not securitized will now also be included. Historically, this difference has not been meaningful but will be in the future as some private label credit card portfolios are not anticipated to be securitized for a period of time.

      Revenue. Total revenue increased $220.7 million, or 24.2%, to $1,131.3 million for the nine months ended September 30, 2005 from $910.6 million for the comparable period in 2004. The increase was due to a 0.7% increase in Transaction Services revenue, a 9.0% increase in Credit Services revenue and a 71.8% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $3.7 million, or 0.7%, primarily due to customer ramp-ups in utility services and increased transaction volume for merchant services, partially offset by the loss of a call center client which ceased operations in the fourth quarter of 2004. Statements generated decreased by 0.8%. The decrease in the number of statements generated is primarily attributable to one private label client that experienced a significant reduction in private label credit sales, which resulted in a corresponding reduction in statements generated for private label clients.

•	Credit Services. Credit Services revenue increased $34.6 million, or 9.0%, primarily due to a 14.5% increase in securitization income, offset by a small decrease in merchant discount. Securitization income increased $38.7 million primarily as a result of an increase in the net yield from the securitization trusts in addition to a 4.0% increase in our average managed receivables. The net yield increased principally as a result of an approximate 140 basis point increase in the excess spread partially offset by a 10 basis point increase in cost of funds. Excess spread, which represents interest and late fees collected from cardholders, other trust-related fees, fair value changes related to the interest-only strips and charge-offs, increased due to lower charge-offs and higher collected fees from cardholders.

•	Marketing Services. Marketing Services revenue increased $179.1 million, or 71.8%, primarily due to an increase in database marketing fees attributable to the acquisition of Epsilon Data Management, Inc., an increase in redemption revenue related to a 12.9% increase in the redemption of AIR MILES reward miles and an increase in the amortization of deferred services revenue. Changes in the exchange rate of the Canadian dollar accounted for approximately $21.7 million of the $179.1 million increase in our Marketing Services revenue, or 12.1%. Deferred revenue-redemption is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Our deferred revenue balance increased 9.4% to $598.3 million at September 30, 2005 from $547.1 million at December 31, 2004 due to continued growth in the program, including a 15.3% increase in AIR MILES reward miles issued during the nine months ended September 30, 2005 over the comparable period in 2004.
      Operating Expenses. Total operating expenses, excluding depreciation and amortization, increased $179.0 million, or 25.6%, to $878.4 million during the nine months ended September 30, 2005 from $699.4 million during the comparable period in 2004. Total adjusted EBITDA margin decreased to 22.8% for the nine months ended September 30, 2005 from 23.2% for the comparable period in 2004, due to decreased margins in Transaction Services and Marketing Services, partially offset by an increased margin for Credit Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation and amortization, increased $16.5 million, or 3.8%, to $451.5 million for the nine months ended September 30, 2005 from $435.0 million for the comparable period in 2004, and adjusted EBITDA margin decreased to 12.7% for the nine months ended September 30, 2005 from 15.0% during the comparable period in 2004. The decrease in adjusted EBITDA margin was primarily the result of expenses related to streamlining efforts in utility services during the first half of 2005 and higher expenses associated with corporate overhead and, to a smaller extent, new private label credit card clients.

•	Credit Services. Credit Services operating expenses, excluding depreciation and amortization, increased $7.7 million, or 2.6%, to $299.5 million for the nine months ended September 30, 2005 from $291.8 million for the comparable period in 2004, and adjusted EBITDA margin increased to 29.0% for the nine months ended September 30, 2005 from 24.1% for the same period in 2004. The increased adjusted EBITDA margin is the result of favorable revenue trends from an increase in our average managed receivables and lower net charge-offs as well as leveraging existing infrastructure.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation and amortization, increased $151.6 million, or 73.1%, to $359.1 million for the nine months ended September 30, 2005 from $207.5 million for the comparable period in 2004, and adjusted EBITDA margin decreased to 16.6% for the nine months ended September 30, 2005 from 16.8% for the comparable period in 2004. The decrease in adjusted EBITDA margin is the result of additional overhead expense and an increase in marketing expenses as a result of a change in timing compared to the prior year, offset by increased higher-margin revenue from the AIR MILES reward program and our Epsilon business unit.

•	Depreciation and Amortization. Depreciation and amortization increased $6.4 million, or 9.5%, to $73.5 million for the nine months ended September 30, 2005 from $67.1 million for the comparable period in 2004 due to a $10.2 million increase in the amortization of purchased intangibles, offset by a decrease in depreciation and other amortization of $3.8 million.
      Operating Income. Operating income increased $35.3 million, or 24.5%, to $179.4 million for the nine months ended September 30, 2005 from $144.1 million during the comparable period in 2004, due to the revenue and expense factors discussed above.
      Interest Expense. Interest expense increased $2.8 million, or 59.6%, to $7.5 million for the nine months ended September 30, 2005 from $4.7 million for the comparable period in 2004, due to higher average balances under our credit facilities.
      Taxes. Income tax expense increased $12.1 million to $64.4 million for the nine months ended September 30, 2005 from $52.3 million in 2004 due to an increase in income before income taxes. Our effective tax rate of 37.5% in 2005 improved from the 37.7% effective tax rate in 2004.

Asset Quality
      Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the average age of our various private label credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our private label credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus our resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses. An older private label credit card portfolio generally drives a more stable performance in the portfolio. The average age of our portfolio is consistent with our historical trends as shown at September 30, 2005 with 57.9% of securitized accounts with balances and 61.6% of securitized receivables being greater than 24 months old.
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
      The following table presents the delinquency trends of our managed receivables credit card portfolio:

	December 31,	% of	September 30,	% of
	2004	total	2005	total

		(dollars in thousands)
Managed receivables outstanding	$3,432,105	100.0%	$3,193,726	100.0%
Receivables balances contractually delinquent:
31 to 60 days	52,467	1.5	54,718	1.7
61 to 90 days	32,863	1.0	34,121	1.1
91 or more days	69,340	2.0	63,618	2.0

Total	$154,670	4.5%	$152,457	4.8%

      Net Charge-Offs. Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees. The following table presents our net charge-offs for the periods indicated on a managed basis.

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2005	2004	2005

		(dollars in thousands)
Average managed receivables	$2,960,628	$3,114,452	$2,988,701	$3,107,603
Net charge-offs	49,706	49,790	159,464	148,618
Net charge-offs as a percentage of average receivables outstanding (annualized)	6.7%	6.4%	7.1%	6.4%

Liquidity and Capital Resources
      Operating Activities. We have historically generated cash flow from operating activities, as detailed in the table below, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity.

	Nine months ended
	September 30,

	2004	2005

	(in thousands)
Cash provided by operating activities before changes in credit card portfolio activity and merchant settlement activity	$188,217	$193,340
Purchase of credit card receivables	(34,417)	(20,527)
Proceeds from sale of credit card receivable portfolios to securitization trusts	105,538	—
Net change in merchant settlement activity	18,990	15,772

Cash provided by operating activities	$278,328	$188,585

      We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $193.3 million for the nine months ended September 30, 2005 compared to $188.2 million for the comparable period in 2004. The increase in operating cash flows before changes in credit card portfolio activity and merchant settlement activity is related to improved operating results for the nine months ended September 30, 2005, in addition to favorable working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.
      Investing Activities. We used cash for investing activities of $136.2 million for the nine months ended September 30, 2005 compared to $48.2 million of cash provided for the comparable period in 2004. Significant components of investing activities are as follows:

•	Acquisitions. Cash outlays, net of cash received, for acquisitions for the nine months ended September 30, 2005 was $139.7 million compared to $0.8 million for the comparable period in 2004. The outlay for acquisitions in 2005 relates primarily to the purchases of Atrana Solutions Inc., a provider of point-of-sale technology services and Epsilon Interactive, a leading provider of strategic ROI-focused email communications and marketing automation solutions.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of September 30, 2005, we had over $3.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity was $57.9 million for the nine months ended September 30, 2005 and $91.2 million for the comparable period in 2004. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2005 were $45.6 million compared to $35.2 million for the comparable period in 2004. Such amounts are consistent with our normal level of capital expenditures. We have no expectation that this will change in the foreseeable future.
      Financing Activities. Net cash provided by financing activities was $19.7 million for the nine months ended September 30, 2005 compared to a use of cash of $234.2 million in the comparable period in 2004. Our financing activities during the nine months ended September 30, 2005 relate primarily to borrowings and repayments under our revolving credit facilities and the repurchase of 1,652,400 shares of our common stock.

      Liquidity Sources. In addition to cash generated from operating activities, we have four main sources of liquidity: securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facilities and issuances of equity securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet current and anticipated financing requirements during the next 12 months.
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
      As of September 30, 2005 the WFN Trusts had over $3.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year. Accordingly, at December 31, the WFN Trusts typically have their highest balance of credit enhancement assets. We intend to utilize our securitization program for the foreseeable future.
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
      Once World Financial Network National Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables’ performance and the continued solvency of the retailer where the underlying sales were generated. In the event one of those or other similar covenants is breached, an early amortization event could be declared, in which case the trustee for the securitization trust would retain World Financial Network National Bank’s interest in the related receivables, along with the excess spread that would normally be paid to World Financial Network National Bank, until such time as the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables and would have a negative impact on the interest-only strip, which has ranged from approximately 2.0% to 2.5% of managed receivables. There have been no early amortization events as of September 30, 2005.

      Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and/or fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 4.1 % to 4.8%. As of September 30, 2005, we had $167.0 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.
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
      On October 28, 2005, we entered into amendments to our three credit facilities to increase the amount of revolving commitments under the facilities and amend certain covenants. The amendment to the 3-year credit facility increased the amount of revolving commitments thereunder from $200.0 million to $250.0 million. The amendment to the 364-day credit facility increased the amount of revolving commitments thereunder from $205.0 million to $230.0 million. After giving effect to the three amendments, the aggregate amount of revolving commitments under the three credit facilities is $515.0 million. In addition, the amendments increased the aggregate amounts of commitments permitted under the three facilities from $500.0 million to $550.0 million. As a result, we have the right to obtain commitments under the three credit facilities for an additional $35.0 million in the aggregate without having to amend the credit facilities. In addition, the amendments increased the amount of restricted payments permitted under the credit facilities. Except as set forth above, the remaining terms of each credit facility remain unchanged.
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
      At September 30, 2005, we had borrowings of $310.0 million outstanding under these credit facilities (with a weighted average interest rate of 5.6%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $130.0 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million.
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
      As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2004 did not include the internal controls of Epsilon and Capstone Consulting Partners, Inc., entities we acquired during 2004, which are included in the 2004 consolidated financial statements, and that constituted $363.9 million of total assets as of December 31, 2004 and an immaterial amount of revenues and net income for the year then ended. We have not assessed the effectiveness of internal control over financial reporting at Epsilon or Capstone because of the timing of the acquisitions, which were completed in October 2004 and November 2004, respectively. In the fourth quarter of 2005, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include these two acquisitions. As part of our integration of Epsilon, we are in the process of converting their general ledger platform to the platform utilized by the majority of the Company.
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
      On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006. As of September 30, 2005, we have repurchased 1,652,400 shares of our common stock for approximately $65.2 million under this program. On October 27, 2005, our Board of Directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. Additionally, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the third quarter of 2005.
      The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2005:

					Approximate Dollar Value of
	Total Number		Total Number of Shares Purchased as		Shares that May Yet Be
	of Shares	Average Price	Part of Publicly Announced		Purchased
Period	Purchased	Paid per Share	Plans or Programs		Under the Plans or Programs

					(in millions)
During 2005:
July	2,704	$42.34	—		$282.9	(1,2)
August	119,241	40.89	117,200	(1)	278.1	(1,2)
September	1,082,834	40.19	1,078,500	(1)	234.8	(1,2)

Total	1,204,779	$40.26	1,195,700		$234.8

(1)	On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006.

(2)	On October 27, 2005, our Board of Directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006.

Item 3.	Defaults Upon Senior Securities.
      None

Item 4.	Submission of Matters to a Vote of Security Holders.
      None

Item 5.	Other Information.
      (a) None
      (b) None

Item 6.	Exhibits.
      (a) Exhibits:
EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan

Edward J. Heffernan
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)
Date: November 8, 2005

By:	/s/ Michael D. Kubic

Michael D. Kubic
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
Date: November 8, 2005

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