Form 10-K
period 2005-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2006-03-03
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
17655 Waterview Parkway, Dallas, Texas	75252 (Zip Code)
(Address of Registrant’s Principal Executive Offices)
(972) 348-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, 83,175,616 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $2.8 billion (based upon the closing price on the New York Stock Exchange on June 30, 2005 of $40.56 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.
     As of February 28, 2006, 80,478,288 shares of common stock were outstanding.
Documents Incorporated By Reference
     Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2006 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

ALLIANCE DATA SYSTEMS CORPORATION
INDEX

		Form 10-K
		Report
Item No.		Page

	Caution Regarding Forward-Looking Statements	3
PART I
1.	Business	3
1A.	Risk Factors	13
1B.	Unresolved staff comments	21
2.	Properties	22
3.	Legal Proceedings	22
4.	Submission of Matters to a Vote of Security Holders	22

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
6.	Selected Financial Data	25
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
7A.	Quantitative and Qualitative Disclosures About Market Risk	49
8.	Financial Statements and Supplementary Data	50
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
9A.	Controls and Procedures	51
9B.	Other Information	51

PART III
10.	Directors and Executive Officers of the Registrant	52
11.	Executive Compensation	52
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
13.	Certain Relationships and Related Transactions	52
14.	Principal Accountant Fees and Services	52

PART IV
15.	Exhibits, Financial Statement Schedules	52
Amendment, dated September 27, 2002, to Lease
Amendment, dated February 18, 2005, to Lease
Fifth Amendment to Lease Agreement dated June 30, 2001
Sublease dated March 2003
Lease Agreement dated February 10, 2006
Lease Agreement dated May 31, 2005
Offer to Lease dated November 3, 2005
Lease Agreement dated July 15, 2004
Lease Agreement dated August 27, 2002
Lease of Office Space dated December 19, 2005
2006 Incentive Compensation Plan
Subsidiaries of the Registrant
Consent of Deloitte & Touche LLP
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)

Caution Regarding Forward-Looking Statements
      This Form 10-K and the documents incorporated by reference herein contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A of this Form 10-K and elsewhere in this Form 10-K and the documents incorporated by reference in this Form 10-K.
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
Our Company
      We are a leading provider of transaction services, credit services and marketing services in North America. We partner with our clients to develop unique insight into consumer behavior. We use that insight to create and manage customized solutions that we believe change consumer behavior and enable our clients to build stronger, mutually-beneficial relationships with their customers. We focus on facilitating and managing interactions between our clients and their customers through multiple distribution channels including in-store, catalogs and on-line. Our credit and marketing services assist our clients in identifying and acquiring new customers, as well as in increasing the loyalty and profitability of their existing customers. We have a client base in excess of 450 companies, consisting mostly of specialty retailers, petroleum retailers, utilities, supermarkets and financial services companies. We generally have long-term relationships with our clients, with contracts typically ranging from three to five years in duration.
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
      We continue to execute on our growth strategy through a combination of internal growth and acquisitions. In early 2005, we entered into long-term agreements to provide private label credit card services to Z Gallerie and to provide private label credit card and co-brand services to Hanover Direct. In April 2005, we signed an agreement with Blair Corporation to purchase Blair’s private label credit card portfolio and a ten-year agreement with Blair to provide a fully integrated private label credit card program. In April 2005, we expanded our existing commercial credit card relationship with Carter Lumber by signing a five-year agreement with Carter Lumber to provide an integrated commercial credit card and consumer private label credit card program. In May 2005, we signed a multi-year renewal with The Dress

Barn, Inc. and Maurices Incorporated to continue providing private label credit card services, and in July we entered into a multi-year agreement with Gander Mountain Company to provide a co-brand credit card program. In October 2005, we expanded our relationship with each of Spiegel Catalog and Newport News by entering into long-term agreements to provide co-brand credit card programs for both the Spiegel and Newport News brands. In November 2005, we extended our previous agreements with Limited Brands, one of our top-ten clients, to continue providing credit and programs across the following brands: Victoria’s Secret, The Limited, Express, Bath and Body Works and Henri Bendel.
      In May 2005, we signed a five-year extension with Hilton HHonors Worldwide, one of our top-fifteen clients, to continue to provide integrated relationship management services for the Hilton HHonors® Guest Rewards Program. In July 2005, we expanded our relationship with Bank of America by signing a multi-year renewal to complete the construction of an enhanced consumer marketing database and to host and manage the system on behalf of Bank of America. In September 2005, we expanded our marketing capabilities with the acquisition of Bigfoot Interactive, Inc., now known as Epsilon Interactive, Inc., a leading full-service provider of strategic ROI-focused e-mail communications and marketing automation solutions.
      In 2005, we renewed the participation of several of the top-ten sponsors in our AIR MILES® Reward Program in Canada. In July 2005, we signed multi-year renewals with the operating subsidiaries of Sobeys Inc. in Atlantic Canada and the Province of Quebec to continue as participating regional grocery sponsors. In October 2005, we signed a multi-year renewal with the Liquor Control Board of Ontario and a long-term renewal with Amex Bank of Canada, to continue to issue AIR MILES reward miles to Canadians holding its American Express AIR MILES Credit Cards. In December 2005, we signed a multi-year renewal with Canada Safeway Limited to continue as the Western Canada participating grocery sponsor in the AIR MILES Reward Program.
      In April 2005, we signed an agreement to provide project management and systems integration services to Cobb Energy, a large co-op electric utility. In May 2005, we acquired Atrana Solutions, Inc., a leading provider of point-of-sale technology solutions that gave us additional capabilities, product offerings and client relationships. In July 2005, we signed a long-term contract renewal with Pepco Energy Services, Inc. to continue providing customer information systems services and customer care solutions. In August 2005, we signed an agreement with Hampton Roads Sanitation District to provide consulting services and an agreement with Greenville Utilities Commission to provide customer care solutions. In November 2005, we signed a seven-year agreement with PNM Resources’ retail energy provider in Texas, First Choice Power, to provide a full-service customer care solution.
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
      Our growth strategy is to pursue initiatives to capitalize on our market position and core competencies. Key elements of our strategy are:

•	Expanding relationships with our base of over 450 clients by offering them integrated transaction and marketing services. We offer our clients products and services that will help them more effectively understand and service their customers and allow them to build and maintain long-term relationships with their customers. By providing services directly to our clients’ customers we are able to become an integral part of our clients’ business.

•	Expanding our client base in our existing market sectors. We will continue focusing on particular markets that are experiencing rapid growth and increasingly utilizing outsourcing, such as transaction and credit services related to our private label credit card programs for retailers, marketing services related to the AIR MILES Reward Program in Canada and database marketing in the United States, and billing and customer care services for the utility industry.

•	Continuing to establish long-term relationships with our clients that result in a stable and recurring revenue base. We seek to maintain a stable and recurring revenue base by building and maintaining long-term relationships with our clients and entering into contracts that typically extend for three to five years. Most of our services require the payment of monthly fees based on the number of customer interactions we process, allowing us to generate recurring revenues.

•	Pursuing focused, strategic acquisitions and alliances to enhance our core capabilities, increase our scale and expand our range of services. Since our inception, we have grown in part through selective acquisitions. We intend to continue to acquire other companies with complementary products, services or relationships to enhance and expand our offering and increase our market share. We also seek to enter into other strategic relationships that extend our customer reach and generate additional revenue.
Products and Services
      Our products and services are centered around three core capabilities — Transaction Services, Credit Services and Marketing Services. We have traditionally marketed and sold our products and services on a stand-alone basis but increasingly market and sell them on an integrated basis. Our products and services and target markets are listed below. Financial information about our segments and geographic areas appears in Note 18 of our consolidated financial statements.

Segment	Products and Services	Target Markets

Transaction Services	• Issuer Services	• Specialty Retail
— Card Processing
— Billing and Payment Processing
— Customer Care
	• Utility Services	• Utility
— Customer Information System Hosting
— Customer Care
— Billing and Payment Processing
	• Merchant Services	• Petroleum Retail
— Point-of-Sale Services
— Merchant Bankcard Services
Credit Services	• Private Label Receivables Financing	• Specialty Retail
— Underwriting and Risk Management
— Merchant Processing
— Receivables Funding
Marketing Services	• Loyalty Programs	• Financial Services
	— Coalition Loyalty	• Supermarkets
	— One-to-One Loyalty	• Petroleum Retail
	• Marketing Services	• Specialty Retail
	— Database Marketing	• Utility
	— E-mail Communication Solutions	• Pharmaceuticals

Transaction Services
      We facilitate and manage transactions between our clients and their customers through our scalable processing systems. Our largest clients within this segment include Limited Brands and its retail affiliates, representing approximately 13.6% of this segment’s 2005 revenue.
      Issuer Services. We assist clients in issuing private label credit cards with the retailers’ brand that can be used by customers at the clients’ store locations, catalogs or on-line. We also provide service and maintenance to our clients’ private label credit card programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Transaction Services segment performs issuer services for our Credit Services segment in connection with that segment’s private label credit card programs. The inter-segment services accounted for 44.7% of Transaction Services revenue in 2005.
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
      Our customer care operations are influenced by our retail heritage. We focus our training programs in all areas on achieving the highest possible standards. We monitor our performance by conducting surveys with our clients and their customers. Our call centers are equipped to handle phone, mail, fax and on-line inquiries. We also provide collection activities on delinquent accounts to support our retail private label credit card programs.
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
      In both a regulated and de-regulated environment, providers will need more sophisticated and complex billing and customer information systems to effectively compete in the marketplace. We believe that our ability to integrate transaction and marketing services effectively provides a competitive advantage for us.
      Merchant Services. We are a provider of transaction processing services that based on transactions processed reflects an emphasis on the U.S. petroleum retail industry. We have built a network that enables us to process virtually all electronic payment types including credit card, debit card, prepaid card, electronic benefits and check transactions.
Credit Services
      Through our Credit Services segment we are able to finance and operate private label credit card programs more effectively than a typical retailer can operate a stand alone program. We are able to use our expertise in loyalty and one-to-one marketing to help our retail partners develop deeper relationships with their customers and our cardholders. In addition, we are able to fund receivables through our securitization program to achieve lower borrowing costs while having the infrastructure to support and leverage a variety of portfolio types and a large number of account holders. Through our subsidiaries, World Financial Network National Bank and World Financial Capital Bank, we underwrite the accounts and fund purchases for over 80 private label credit card and commercial credit clients, representing almost 100 million cardholders and over $3.7 billion of managed receivables as of December 31, 2005. Our clients are predominately specialty retailers, and the largest within this segment include Limited Brands and its retail affiliates, representing 30.5% of this segment’s 2005 revenue, and Redcats, representing 13.6% of this segment’s 2005 revenue.
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
      We utilize a securitization program as our primary funding vehicle for private label credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a special purpose entity that then sells them to a master trust. Our Transaction Services segment retains rights to service the managed accounts. Our securitizations are treated as sales for accounting purposes and, accordingly, the receivable is removed from our balance sheet. We retain an ownership interest in the receivables, which is commonly referred to as a seller’s interest, and a residual interest in the trust, which is commonly referred to as an interest-only strip. The fair value of the interest-only strip is based on assumptions regarding future payments and credit losses and is subject to volatility that could materially affect our operating results. Both the amount and timing of estimated cash flows are dependent on the performance of the underlying credit card receivables, and actual cash flows may vary significantly from expectations. If payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the carrying value of the interest-only strips through a charge against earnings. Limited Brands and its retail affiliates and Redcats accounted for approximately 25.2% and 11.7%, respectively of the receivables in the trust portfolio as of December 31, 2005.
Marketing Services
      Our clients are focused on targeting, acquiring and retaining loyal and profitable customers. We create and manage marketing programs that result in securing more frequent and sustained customer purchasing. We utilize the information gathered through our loyalty and database marketing programs to help our clients design and implement effective marketing programs. Our largest service provided by this segment is coalition loyalty, which is branded as the AIR MILES Reward Program and which represents the substantial majority of this segment’s 2005 revenue. Our clients within this segment are financial services providers, supermarkets, petroleum retailers, specialty retailers and pharmaceutical companies. BMO Bank of Montreal, Canada Safeway, Shell Canada and Amex Bank of Canada were the four largest Marketing Services clients in 2005, and represented approximately 44.6% of our 2005 Marketing Services revenue. BMO Bank of Montreal represented approximately 24.6% of this segment’s 2005 revenue.
      Coalition Loyalty. We operate what we believe to be the largest coalition loyalty program in Canada. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop across a range of retailers and other sponsors participating in the AIR MILES Reward Program. The AIR MILES Reward Program has enabled sponsors to use this tool to increase their revenues by attracting new customers, retaining existing customers and increasing the amount spent by customers.

      We deal with three primary parties in connection with our AIR MILES Reward Program: sponsors, collectors and suppliers.

Sponsors
      A sponsor enters into an agreement with us to secure exclusive rights for its particular region and product or service category, to reward customers for changing their shopping behavior and to increase sales from collectors. Collectors can collect AIR MILES reward miles at over 12,000 retail and service locations operated by more than 100 brand name sponsors in every province across Canada, including BMO Bank of Montreal, Canada Safeway, Amex Bank of Canada, Shell Canada, A&P Canada and Sobeys.

Collectors
      Members of the AIR MILES Reward Program, known as collectors, accumulate AIR MILES reward miles based on their purchasing behavior at sponsor locations. The AIR MILES Reward Program offers a reward structure that provides a quick and easy way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards by shopping at participating sponsors. Our active participants represent over two-thirds of all Canadian households. We have issued over seventeen billion AIR MILES reward miles since the program’s inception in 1992.

Suppliers
      We enter into supply agreements with suppliers of rewards to the program such as airlines, movie theaters and manufacturers of consumer electronics. We make more than 800 different reward opportunities available through over 300 suppliers.
      Marketing Services. Epsilon Data Management, Inc. and Epsilon Interactive, which were acquired by us during 2004 and 2005, respectively, are leaders in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, including e-mail marketing campaigns. Epsilon leverages its deep technology, analytic and direct marketing capabilities to develop integrated marketing solutions for clients in a targeted group of industries including travel, financial services, pharmaceuticals, telecommunications, not-for-profit and insurance. Our integrated direct marketing services include the following:

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

E-mail Communication Solutions
      We provide strategic, focused e-mail communication solutions and marketing technologies. Our end-to-end suite of industry specific products and services includes scalable e-mail campaign technology, delivery optimization, marketing automation tools, turnkey integration solutions, strategic consulting and creative expertise to produce e-mail programs that generate measurable results throughout the customer lifecycle.

Safeguards to Our Business; Disaster and Contingency Planning
      We have a number of safeguards to protect our company from the risks we face as a business. Given the significant amount of data that we manage, much of which is real-time data to support our clients’ commerce initiatives, we have established redundant capabilities within our data centers. We operate multiple data processing centers. In the event of a disaster we can restore our data centers’ systems at a third party-provided disaster recovery center for the majority of our clients’ data, and recover internally for the remaining critical systems. Our approach to disaster recovery is consistent with best practices in our industry and our clients’ needs.
Protection of Intellectual Property and Other Proprietary Rights
      We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently have four patent applications with the U.S Patent and Trademark Office and one international application that has entered the national phase in two countries. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we do have applications pending in Mexico, South America and Europe. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a license agreement with Air Miles International Trading B.V. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding and corporate identification and marketing of our services in each segment.
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

      Marketing Services. As a provider of marketing services, we generally compete with advertising and other promotional and loyalty programs, both traditional and on-line, for a portion of a client’s total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. For each of our marketing services, we expect competition to intensify as more competitors enter our market. In addition, new competitors with our AIR MILES Reward Program may target our sponsors and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers. Intensifying competition will make it more difficult for us to do this. For our database marketing services, our ability to continue to capture detailed transaction data on consumers is critical in providing effective customer relationship management strategies for our clients.
Regulation
      Federal and state laws and regulations extensively regulate the operations of our credit card services bank subsidiary, World Financial Network National Bank, as well as our industrial bank, World Financial Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of World Financial Network National Bank and World Financial Capital Bank, and they impose significant restraints on them to which other non-regulated companies are not subject. Because World Financial Network National Bank is deemed a credit card bank and World Financial Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a national bank, World Financial Network National Bank is still subject to overlapping supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation; and, as an industrial bank, World Financial Capital Bank is still subject to overlapping supervision by the Federal Deposit Insurance Corporation and the State of Utah.
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
Employees
      As of December 31, 2005 we had approximately 8,000 employees in the United States and Canada. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.
Available Information
      We file or furnish annual, quarterly, current and special reports and proxy statements and other information with the SEC. You may read and copy any document we file or furnish at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. Our web site is www.AllianceDataSystems.com. No information from this web site is incorporated by reference herein. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Executives and Chief Executive Officer, and code of ethics for Board Members on our web site. These documents are available free of charge to any stockholder upon request.
      We submitted the certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 8, 2005 with no qualification. In addition, we included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of our public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

Item 1A.	Risk Factors
Risk Factors
Risks Related to General Business Operations

Our 10 largest clients represented 43.1% of our consolidated revenue in 2005, and the loss of any of these clients could cause a significant drop in our revenue.
      We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 43.1% of our consolidated revenue during the year ended December 31, 2005, with Limited Brands and its retail affiliates representing approximately 17.7% of our 2005 consolidated revenue. Our contract with Limited Brands and its retail affiliates expires in 2012. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision to either utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.
      Transaction Services. Our 10 largest clients in this segment represented approximately 48.7% of our Transaction Services revenue in 2005. Limited Brands and its retail affiliates were the largest Transaction Services client in 2005, representing approximately 13.6% of this segment’s 2005 revenue. Our contracts with Limited Brands and its retail affiliates expire in 2012.
      Credit Services. Our two largest clients in this segment represented approximately 44.1% of our Credit Services revenue in 2005. Limited Brands and its retail affiliates represented approximately 30.5%, and Redcats represented approximately 13.6% of our Credit Services revenue in 2005. Our contracts with Limited Brands and its retail affiliates expire in 2012, and our contract with Redcats expires in 2013.
      Marketing Services. Our 10 largest clients in this segment represented approximately 61.1% of our Marketing Services revenue in 2005. BMO Bank of Montreal, Canada Safeway, Shell Canada and Amex Bank of Canada were the four largest Marketing Services clients in 2005, representing approximately 44.6% of our 2005 Marketing Services revenue. BMO Bank of Montreal represented approximately 24.6% of this segment’s 2005 revenue. Our contract with BMO Bank of Montreal expires in 2009.

Competition in our industries is intense and we expect it to intensify.
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
      Our growth and continued profitability depend on acceptance of the services that we offer. If demand for transaction, credit or marketing services decreases, the price of our common stock could fall and you could lose value in your investment. We cannot guarantee that retailers will continue to use loyalty and database marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if our customers make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a material adverse effect on our growth and revenue.

We cannot assure you that we will effectively integrate acquisitions or realize their full benefits, and future acquisitions may result in dilutive equity issuances or increases in debt.
      Historically, we have completed several acquisitions each year. We expect to continue to seek selective acquisitions as an element of our growth strategy. If we are unable to successfully integrate completed or any future acquisitions, we may incur substantial costs and delays or other operational, technical or financial problems, any of which could harm our business and impact the trading price of our common stock. In addition, the failure to successfully integrate any future acquisition may divert management’s attention from our core operations or could harm our ability to timely meet the needs of our customers. To finance future acquisitions, we may need to raise funds either by issuing equity securities or incurring debt. If we issue additional equity securities, such sales could reduce the current value of our stock by diluting the ownership interest of our stockholders.

Failure to safeguard our databases and consumer privacy could affect our reputation among our clients and their customers, and may expose us to legal claims from consumers.
      An important feature of our marketing and credit services is our ability to develop and maintain individual consumer profiles. As part of our AIR MILES Reward Program, database marketing program and private label credit card program, we maintain marketing databases containing information on consumers’ account transactions. Although we have extensive security procedures, our databases may be subject to unauthorized access. If we experience a security breach, the integrity of our marketing databases could be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, database marketing or private label credit card programs could decline if any compromise of security occurred. Any public perception that we released consumer information without authorization could subject us to legal claims from consumers and adversely affect our client relationships.

Loss of data center capacity, interruption of telecommunication links, or inability to utilize proprietary software of third-party vendors could affect our ability to timely meet the needs of our clients and their customers.
      Our ability to protect our data centers against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use software used by or licensed to us could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

As a result of our significant Canadian operations, our reported financial information will be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars.
      A significant portion of our Marketing Services revenue is derived from our operations in Canada, which transacts business in Canadian dollars. Therefore, our reported financial information from quarter-to-quarter will be affected by changes in the exchange rate between the U.S. and Canadian dollars over the relevant periods. We do not hedge any of our net investment exposure in our Canadian subsidiary.

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
Risks Particular to Transaction Services

In 2005, our Transaction Services segment derived approximately 44.7% of its revenue from servicing cardholder accounts for the Credit Services segment. If the Credit Services segment suffered a significant client loss, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.
      Our Transaction Services segment performs card processing and servicing activities for cardholder accounts generated by our Credit Services segment. During 2005, our Transaction Services segment derived $313.0 million, or 44.7% of its revenues, from these services for our Credit Services segment. The financial performance of our Transaction Services segment, therefore, is linked to the activities of our Credit Services segment. If the Credit Services segment were to lose a significant client, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.
Risks Particular to Credit Services

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.
      Since January 1996, we have sold substantially all of the credit card receivables originated by our private label credit card bank, World Financial Network National Bank, to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III, which we refer to as the WFN Trusts, as part of our securitization program. This securitization program is the primary vehicle through which World Financial Network National Bank finances our private label credit card receivables. We have approximately $450.0 million of asset-backed notes that will come due in 2006. If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired. World Financial Network National Bank’s ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

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
      The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs beyond historical levels will reduce the net spread available to us from the securitization master trust and could result in a reduction in finance charge income or a write-down of the interest-only strip. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses among consumers. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our private label credit card receivables and the average age of our various private label credit card account portfolios. The average age of our private label credit card receivables affects the stability of delinquency and loss rates of the portfolio. An older private label credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2005, 61.9% of the total number of our securitized accounts with outstanding balances and 58.0% of the amount of our outstanding securitized receivables were for accounts with origination dates greater than 24 months old. For 2005, our managed receivables net charge-off ratio was 6.5% compared to 6.8% for 2004 and 7.4% for 2003. We cannot assure you that our pricing strategy can offset the negative impact on profitability caused by increases in delinquencies and losses. Any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us and the value of our net retained interests in loans that we sell through securitizations.

Changes in the amount of payments and defaults by cardholders on credit card balances may cause a decrease in the estimated value of interest-only strips.
      The estimated fair value of interest-only strips depends upon the anticipated cash flows of the related credit card receivables. A significant factor affecting the anticipated cash flows is the rate at which the underlying principal of the securitized credit card receivables is reduced. Other assumptions used in estimating the value of the interest-only strips include estimated future credit losses and a discount rate commensurate with the risks involved. The rate of cardholder payments or defaults on credit card balances may be affected by a variety of economic factors, including interest rates and the availability of alternative financing, most of which are not within our control. A decrease in interest rates could cause cardholder payments to increase, thereby requiring a write down of the interest-only strips. If payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the estimated value of the interest-only strips through a charge against earnings.

Interest rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.
      An increase in market interest rates could reduce the amount we realize from the spread between the yield on our assets and our cost of funding. A rise in market interest rates may indirectly impact the payment performance of consumers or the value of, or the amount we could realize from the sale of interest-only strips. At December 31, 2005, we had $4.1 billion of debt, including $3.3 billion of off-balance sheet debt from our securitization program.

•	At December 31, 2005, 69.8% of our $4.1 billion of debt was fixed or effectively fixed through swap agreements.

•	At December 31, 2005, 63.1% of our total debt, or 79.2% of our off-balance sheet debt, was locked at a current effective interest rate of 4.6% through interest rate swap agreements with notional amounts totaling $2.6 billion. Of the remaining 20.8% of our off-balance sheet debt, we have variable rate private label credit cards that are equal to or greater than the variable rate debt.

•	At December 31, 2005, approximately 6.7% of our total debt, or 32.8% of our on-balance sheet debt, was subject to fixed rates with a weighted average interest rate of 4.2%.
      Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in an annual decrease to pretax income of approximately $5.6 million related to our on-balance sheet debt. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

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

If our bank subsidiaries fail to meet certain bank criteria, we may become subject to regulation under the Bank Holding Company Act, which would force us to cease all of our non-banking activities and thus cause a drastic reduction in our profits and revenue.
      If either of our depository institution subsidiaries failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates (which exemptions are described below), and if we did not divest such depository institution upon such an occurrence, we would become subject to regulation under the Bank Holding Company Act. This would require us to cease certain of our activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act.
      One of our depository institution subsidiaries, World Financial Network National Bank, is a limited-purpose national credit card bank located in Ohio. World Financial Network National Bank is not a “bank” as defined under the Bank Holding Company Act because it is in compliance with the following requirements:

•	it engages only in credit card operations;

•	it does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties;

•	it does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for its extensions of credit;

•	it maintains only one office that accepts deposits; and

•	it does not engage in the business of making commercial loans.
      Our other depository institution subsidiary, World Financial Capital Bank, is a Utah industrial bank that is authorized to do business by the State of Utah and the Federal Deposit Insurance Corporation. World Financial Capital Bank is not a “bank” as defined under the Bank Holding Company Act because it is an industrial bank in compliance with the following requirements:

•	it is an institution organized under the laws of a state which, on March 5, 1987, had in effect or had under consideration in such state’s legislature a statute which required or would require such institution to obtain insurance under the Federal Deposit Insurance Act.

•	it does not accept demand deposits that the depositor may withdraw by check or similar means for payment to third parties.
      While the consequences of being subject to regulation under the Bank Holding Company Act would be severe, we believe that the risk of becoming subject to such regulation is minimal as a result of the precautions we have taken in structuring our business.

If our industrial bank fails to meet the terms of the Federal Deposit Insurance Corporation or State of Utah Orders, we may be subject to termination of our industrial bank.
      Our industrial bank, World Financial Capital Bank, is authorized to do business by the State of Utah and the Federal Deposit Insurance Corporation. World Financial Capital Bank is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses and operate within its three-year business plan. While the consequence of losing the World Financial Capital Bank authority to do business would be significant, we believe that the risk of such loss is minimal as a result of the precautions we have taken and the management team we have in place.

Risks Particular to Marketing Services

If actual redemptions by AIR MILES collectors are greater than expected, our profitability could be adversely affected.
      A portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of unredeemed reward miles is known as “breakage” in the loyalty industry. AIR MILES reward miles currently do not expire. We experience breakage when reward miles are not redeemed by collectors for a number of reasons, including:

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

The loss of our most active AIR MILES collectors could negatively impact our growth and profitability.
      Our most active AIR MILES reward miles collectors affect a disproportionately large percentage of our AIR MILES Reward Program revenue. We estimate that over half of the AIR MILES Reward Program revenues for 2006 will be associated with our AIR MILES collectors who participate most actively. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors and loyalty partners. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive.

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
      In Canada, the Personal Information Protection and Electronic Documents Act requires organizations to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus mile offers and therefore would collect fewer AIR MILES reward miles.
Risks Related to Our Company

The affiliated entities of Welsh Carson currently own a significant amount of our common stock. These stockholders may have interests that conflict with yours and may be able to control the election of directors and the approval of significant corporate transactions, including a change in control.
      As of February 28, 2006, the affiliated entities of Welsh Carson beneficially owned approximately 17.3% of our outstanding common stock. Welsh Carson is able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. Welsh Carson may have interests that conflict with our interests or those of other stockholders. Welsh Carson’s continued concentrated ownership will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares unless Welsh Carson approves the acquisition.

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
      As of February 28, 2006, we had an aggregate of 98,951,592 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 21,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long term incentive plans, of which 7,965,192 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 28, 2006, including options to purchase approximately 3,921,897 shares exercisable as of February 28, 2006 or that will become exercisable within 60 days after February 28, 2006. We have reserved for issuance 1,500,000 shares of our common stock, all of which remain issuable, under our 401(k) and Retirement Savings Plan. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders. Further, sales of a substantial number of shares of common stock by our largest stockholder, Welsh Carson, or the perception that such sales could occur, could also adversely affect prevailing market prices of our common stock.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      As of December 31, 2005, we leased over 35 general office properties throughout the United States and Canada, comprising over 2.1 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate
Location	Segment	Square Footage	Lease Expiration Date

Dallas, Texas	Corporate, Transaction Services	230,061	October 31, 2010
Dallas, Texas	Corporate	61,750	July 31, 2007
Dallas, Texas	Transaction Services	247,618	July 31, 2009
San Antonio, Texas	Transaction Services	67,540	October 31, 2007
Columbus, Ohio	Credit Services	103,161	January 31, 2008
Westerville, Ohio	Transaction Services	100,800	May 31, 2006
Toronto, Ontario, Canada	Marketing Services	143,068	September 16, 2007
Wakefield, Massachusetts	Marketing Services	96,726	April 30, 2013
Earth City, Missouri	Marketing Services	116,783	September 30, 2012
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
      There were no matters submitted to a vote of the security holders during the fourth quarter of 2005.
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

	High	Low

Fiscal Year Ended December 31, 2004
First quarter	$33.55	$26.92
Second quarter	42.25	33.07
Third quarter	42.00	35.73
Fourth quarter	48.52	40.64
Fiscal Year Ended December 31, 2005
First quarter	$46.66	$37.79
Second quarter	42.79	35.32
Third quarter	43.65	38.98
Fourth quarter	39.25	32.79

Holders
      As of February 28, 2006, the closing price of our common stock was $43.26 per share, there were 80,478,288 shares of our common stock outstanding, and there were approximately 160 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
      On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006. On October 27, 2005, our Board of Directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. At December 31, 2005, we had repurchased 3,942,100 shares of our common stock for approximately $148.8 million under these programs. Additionally, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the fourth quarter of 2005. The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2005:

			Total Number of Shares	Approximate Dollar Value of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs

				(In millions)
During 2005:
October	529,768	$36.97	517,900	$215.6	(1)
November	717,238	36.30	706,500	190.0	(1)
December	1,068,834	36.40	1,065,300	151.2	(1)

Total	2,315,840	$36.50	2,289,700	$151.2

(1)	On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006. On October 27, 2005, our Board of Directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006.

Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under the 2003 Long Term Incentive Plan, the Amended and Restated Stock Option Plan, the 2005 Long Term Incentive Plan, the Executive Annual Incentive Plan or the Amended and Restated Employee Stock Purchase Plan:

Number of
Securities Remaining
	Number of	Weighted	Available for Future
	Securities to be	Average Exercise	Issuance Under
	Issued upon	Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in the First Column)

Equity compensation plans approved by security holders	6,679,909	$27.19	6,477,028	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	6,679,909	$27.19	6,477,028

(1)	Includes 936,046 shares available for future issuance under the Amended and Restated Employee Stock Purchase Plan.

Item 6.	Selected Financial Data
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

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands, except per share amounts)
Income statement data
Total revenue	$769,867	$865,297	$1,046,544	$1,257,438	$1,552,437
Cost of operations	607,623	670,544	788,874	916,201	1,124,590
General and administrative(1)	41,301	53,784	52,320	77,740	91,532
Depreciation and other amortization	30,698	41,768	53,948	62,586	58,565
Amortization of purchased intangibles	43,506	24,707	20,613	28,812	41,142

Total operating expenses	723,128	790,803	915,755	1,085,339	1,315,829

Operating income	46,739	74,494	130,789	172,099	236,608
Other expenses	6,025	834	4,275	—	—
Fair value loss on interest rate derivative	15,131	12,017	2,851	808	—
Interest expense, net	26,245	19,924	14,681	6,972	14,482

(Loss) income from continuing operations before income taxes	(662)	41,719	108,982	164,319	222,126
Provision for income taxes	9,700	18,060	41,684	61,948	83,381

Net (loss) income	$(10,362)	$23,659	$67,298	$102,371	$138,745

Net (loss) income per share — basic	$(0.21)	$0.32	$0.86	$1.27	$1.69
Net (loss) income per share — diluted	$(0.21)	$0.31	$0.84	$1.22	$1.64
Weighted average shares used in computing per share amounts — basic	64,555	74,422	78,003	80,614	82,208
Weighted average shares used in computing per share amounts — diluted	64,555	76,696	80,313	84,040	84,637

(1)	Included in general and administrative is stock compensation expense of $1.8 million, $2.9 million, $5.9 million, $15.8 million and $14.1 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands, except per share amounts)
Adjusted EBITDA and Operating EBITDA(2)
Adjusted EBITDA	$122,729	$143,917	$211,239	$279,264	$350,458
Operating EBITDA	$154,009	$162,781	$276,138	$321,779	$396,397
Other financial data
Cash flows from operating activities	$166,409	$122,569	$116,876	$348,629	$109,081
Cash flows from investing activities	$(190,982)	$(192,603)	$(247,729)	$(399,859)	$(330,951)
Cash flows from financing activities	$30,711	$(15,670)	$165,003	$66,369	$278,579
Segment operating data
Statements generated	131,253	138,669	167,118	190,976	190,910
Credit sales	$4,050,554	$4,924,952	$5,604,233	$6,227,421	$6,582,800
Average managed receivables	$2,128,365	$2,344,334	$2,654,087	$3,021,800	$3,170,485
AIR MILES reward miles issued	2,153,550	2,348,133	2,571,501	2,834,125	3,246,553
AIR MILES reward miles redeemed	984,926	1,259,951	1,512,788	1,782,185	2,023,218

(2)	See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of adjusted EBITDA and operating EBITDA and a reconciliation to net (loss) income, the most directly comparable GAAP financial measure.

	As of December 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands)
Balance sheet data
Cash and cash equivalents	$117,535	$30,439	$67,745	$84,409	$143,213
Seller’s interest and credit card receivables, net	128,793	147,899	271,396	248,074	479,108
Redemption settlement assets, restricted	150,330	166,293	215,271	243,492	260,963
Intangible assets, net	74,964	75,399	143,733	233,779	265,000
Goodwill	404,797	429,720	484,415	709,146	858,470
Total assets	1,464,428	1,447,462	1,867,424	2,239,080	2,926,082
Deferred revenue	327,683	362,510	476,387	547,123	610,533
Certificates of deposit	120,800	96,200	200,400	94,700	379,100
Credit facilities, subordinated debt and other debt	189,625	196,711	189,751	342,823	457,844
Total liabilities	958,787	904,904	1,165,093	1,368,560	2,004,975
Total stockholders’ equity	505,641	542,558	702,331	870,520	921,107

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading provider of transaction services, credit services and marketing services in North America. We partner with our clients to develop unique insight into consumer behavior. We use that insight to create and manage customized solutions that we believe change consumer behavior and enable our clients to build stronger, mutually-beneficial relationships with their customers. We focus on facilitating and managing interactions between our clients and their customers. We operate in three business segments: Transaction Services, Credit Services and Marketing Services.
      Transaction Services. Transaction Services is our largest segment. The Transaction Services segment primarily generates revenue based on the number of statements generated, customer calls handled and transactions processed. Statements generated is the primary driver of revenue for this segment and represents the majority of revenue.

•	Statements Generated: This driver represents the number of statements generated for our private label credit card and utility clients. The number of statements generated in any given period is a fairly reliable indicator of the number of active account holders during that period. In addition to receiving payment for each statement generated, we also are paid for other services such as remittance processing, customer care and various marketing services.
      Transaction Services primarily is affected by increased outsourcing in our targeted industry verticals. Companies are increasingly outsourcing their non-core processes such as customer information systems, billing and customer care. We are impacted by this trend with our clients in utility services and issuer services.
      Credit Services. The Credit Services segment primarily generates revenue from servicing fees from our securitization trusts, merchant discount fees, and securitization income. Private label credit sales and average managed receivables are the two primary drivers of revenue for this segment.

•	Private Label Credit Sales: This driver represents the dollar value of private label credit card sales that occur at our clients’ point of sale terminals or through catalogs or web sites. Generally, we are paid a percentage of these sales, referred to as merchant discount, from the retailers that utilize our private label credit card program. Private label credit sales typically lead to higher portfolio balances as cardholders finance their purchases through our credit card banks.

•	Average Managed Receivables: This represents the average balance of outstanding receivables from our cardholders, excluding receivables for which we do not bear the risk of loss. Customers are assessed a finance charge based on their outstanding balance at the end of a billing cycle. There are many factors that drive the outstanding balances such as payment rates, charge-offs, recoveries and delinquencies. Management actively monitors all of these factors. Generally we securitize our receivables, which results in a sale for accounting purposes and effectively removes them from our balance sheet to one of the securitization trusts.
      Credit Services is affected by industry trends similar to Transaction Services. The growing trend of outsourcing of private label credit card programs leads to increased accounts and balances to finance. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers. Additionally, economic trends can impact this segment. Interest expense is a significant component of operating costs for the securitized trusts. Over the last three years we have experienced a historically low interest rate environment. We have refinanced our recent bond maturities with instruments that lock in our effective interest rate for up to five year terms and in some cases entered into declining swap rates. Interest rates in 2005 were similar to the rates in 2004. A low interest rate environment is usually indicative of a slower economic environment, which can negatively impact our net charge-offs, a significant cost of financing receivables. In the last five years, our net charge-offs decreased from a peak of 8.4% in 2001 to our current 2005 rate of 6.5%. During the fourth quarter of 2005, Congress enacted new bankruptcy legislation with a two-fold impact. First, an acceleration of bankruptcies occurred in October and November as the result of cardholders filing under the previous bankruptcy legislation, which was more lenient. Second, future filings under the new legislation will make it more difficult for cardholders to dispose of their obligations. Our expectation for 2006 is that we will experience similar or better levels of net charge-offs and cost of funds as we experienced during 2005.
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
      Our AIR MILES Reward Program tends not to be significantly impacted by economic swings as the majority of the sponsors are in non-discretionary categories such as grocery, petroleum and financial institutions. Additionally, we target the sponsors’ most loyal customers, who are unlikely to change their spending patterns. We are impacted by changes in the exchange rate between the U.S. dollar and the Canadian dollar. The Canadian dollar appreciated this year, which benefited our operating results. Our expectation is that the Canadian dollar/ U.S. dollar exchange rate will be more stable in 2006 than in 2005 and remain at its current relative levels. Beginning in late 2004, with the acquisition of Epsilon, we began an expansion of our marketing services in the U.S. We continued our U.S. expansion in 2005 with the acquisition of Bigfoot Interactive, now known as Epsilon Interactive. Epsilon Interactive gives us a significant presence in e-mail communication solutions.
Year in Review Highlights
      Our 2005 results included significant new and renewed agreements with significant clients and continued selective execution of our acquisition strategy.

•	In February 2005, we announced a multi-year renewal to continue providing private label credit card services to Pacific Sunwear of California, Inc., a leading specialty retailer of everyday casual apparel, accessories and footwear.

•	In February 2005, we signed a long-term agreement to provide a fully integrated private label credit card and co-brand bankcard solution for Hanover Direct, a leading catalog and Web retailer of home furnishings and accessories and men’s and women’s apparel.

•	In March 2005, we announced a long-term agreement to provide private label credit card services for Z Gallerie, a leading retailer specializing in high-quality, distinctive furnishings and decorative accessories for the home.

•	In April 2005, we signed an agreement to provide project management and systems integration services to Cobb Energy, one of the largest co-op electric utilities in the United States.

•	In April 2005, we signed an agreement with Blair Corporation to purchase Blair’s private label credit card portfolio and a ten-year agreement with Blair to provide a fully integrated private label credit card program. Blair, through its Blair and Irvine Park brands, sells quality men’s and women’s business and casual fashion attire and home accessories. This transaction closed in the fourth quarter of 2005.

•	In April 2005, we signed a long-term agreement to provide private label credit card services for Crescent Jewelers, a top-ten jewelry retailer that sells quality fine jewelry, including unique and exclusive jewelry collections targeted to mid- and upper-end consumers.

•	In April 2005, we signed a five-year agreement with Carter Lumber, one of the nation’s top building materials retailers and an existing commercial card client, to provide an integrated consumer private label credit card program.

•	In May 2005, we acquired Atrana Solutions Inc., a leading provider of point-of-sale technology solutions that gave us additional capabilities, product offerings and client relationships.

•	In May 2005, we signed a five-year extension with Hilton HHonors Worldwide, one of our top-fifteen clients, to continue to provide integrated relationship management services, including database hosting and development, for the Hilton HHonors® Guest Rewards Program.

•	In May 2005, we signed a multi-year renewal agreement to continue providing private label credit card services for leading specialty retailers The Dress Barn, Inc. and Maurices Incorporated.

•	In June 2005, we completed the construction of a comprehensive database system for Pfizer Inc. to manage and host Pfizer’s database solution geared toward enhancing Pfizer’s overall consumer outreach efforts.

•	In July 2005, we signed an agreement to provide an integrated private label and co-brand credit card program for Gander Mountain Company, one of the fastest-growing retailers in the outdoor lifestyle industry.

•	In July 2005, we signed a long-term contract renewal with Pepco Energy Services, Inc. to continue hosting the customer information system and to provide traditional and electronic billing, payment processing and other services related to the support and maintenance of the customer information system.

•	In July 2005, we signed a multi-year renewal and expanded agreement with Bank of America to complete the build of an enhanced consumer marketing database and to host and manage the system on behalf of Bank of America.

•	In July 2005, we signed multi-year renewals with the operating subsidiaries of Sobeys Inc. in Atlantic Canda and the Province of Quebec to continue as participating regional grocery sponsors in the AIR MILES Reward Program.

•	In July 2005, we signed an agreement with Gordmans, Inc., an existing private label credit card client, to also provide a comprehensive servicing solution for their gift card program.

•	In August 2005, we signed an agreement with Hampton Roads Sanitation District to provide consulting services related to CIS selection, improvement of business processes and project management.

•	In August 2005, we signed an agreement to provide customer care maintenance and support services for Greenville Utilities Commission, a provider of electric, gas, water and wastewater services in North Carolina.

•	In September 2005, we acquired Bigfoot Interactive, now known as Epsilon Interactive, Inc., a leading full-service provider of strategic ROI-focused e-mail communications and marketing automation solutions.

•	In September 2005, we signed a multi-year agreement with Orion Payment Systems, a leading reseller of innovative payment solutions, to provide a complete suite of point-of-sale based services.

•	In September 2005, we entered into an agreement with CompUSA, Inc., one of the nation’s leading retailers and resellers of technology products and services, to provide a full suite of loyalty marketing services for The CompUSA Networktm For Business loyalty program.

•	In October 2005, we signed a multi-year renewal with the Liquor Control Board of Ontario, a top-ten AIR MILES sponsor, to continue as a participating sponsor in the AIR MILES Reward Program.

•	In October 2005, we signed a long-term contract renewal with Amex Bank of Canada, a top-five AIR MILES sponsor, to continue to offer Canadians its American Express AIR MILES Credit Cards.

•	In October 2005, we signed long-term agreements with Spiegel Catalog and Newport News to provide co-brand credit card programs for both Spiegel and Newport News brands through 2013. The agreements expand the relationship with Spiegel and Newport News by adding a co-brand solution to the existing private label credit card programs we provide for each brand’s catalog and online channels. Spiegel is a leading specialty retailer of women’s fashions and home furnishings and Newport News markets women’s apparel and accessories.

•	In November 2005, we entered into a seven-year agreement with PNM Resources’ retail energy provider in Texas, First Choice Power, to provide a full-service customer care solution for First Choice Power’s 215,000-plus residential and business customers throughout Texas.

•	In November 2005, we extended our agreements with Limited Brands, one of our top-ten clients, to continue providing credit and programs extending across the following brands: Victoria’s Secret, The Limited, Express, Bath and Body Works and Henri Bendel.

•	In December 2005, we signed a multi-year renewal with Canada Safeway Limited, a top-five AIR MILES sponsor, to continue as the Western Canadian regional grocery sponsor in the AIR MILES Reward Program.
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

      Our retained interest, often referred to as an interest-only strip, is recorded at fair value. Our interest-only strip has historically been valued between 1.75% and 2.50% of average securitized receivables. The fair value of our interest-only strip represents the present value of the anticipated cash flows we will receive over the estimated life of the receivables, or 7.5 months. This anticipated excess cash flow consists of the excess of finance charges and past-due fees net of the sum of the return paid to bond holders, estimated contractual servicing fees and credit losses. Because there is not a highly liquid market for these assets, we estimated the fair value of the interest-only strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the interest-only strip. The fair value of the interest-only strip, and the corresponding gain or loss, will be impacted by the estimated excess spread over the next two or three quarters. The excess spread is impacted primarily by finance and late fees collected, net charge-offs and interest rates.
      Changes in the fair value of the interest-only strip are reflected in our consolidated financial statements as additional gains related to new receivables originated and securitized or other comprehensive income related to mark to market changes.
      In recording and accounting for interest-only strips, we make assumptions about rates of payments and defaults that we believe reasonably reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the interest-only strip could be impaired and the decline in the fair value recorded in earnings. Further sensitivity information is provided in Note 6 to the Consolidated Financial Statements.
      We recognize the implicit forward contract to sell new receivables during a revolving period at its fair value at the time of sale. The implicit forward contract is entered into at the market rate and thus, its initial measure is zero at inception. In addition, we do not mark the forward contract to fair value in accounting periods following the securitization as we do not believe the fair value of the implicit forward contract in subsequent periods to be material.
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
      The amount of revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile of 42 months and breakage of one-third has remained constant. Breakage and the life of an AIR MILES reward mile is based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent analysis. During 2005, we engaged a nationally recognized accounting firm to perform an independent analysis of our breakage assumptions. Their conclusion supports management’s breakage estimate of one-third. The estimated life of an AIR MILES reward mile and breakage is actively monitored by management and subject to external influences that may cause actual performance to differ from estimates.
      We believe that the issuance and redemption of AIR MILES reward miles is influenced by the nature and volume of sponsors, the type of rewards offered, the overall health of the Canadian economy, the nature and extent of AIR MILES promotional activity in the marketplace and the extent of competing loyalty programs. These influences will primarily affect the average life of an AIR MILES reward mile. We do not believe that the estimated life will vary significantly over time, consistent with historical trends. The shortening of the life of an AIR MILES reward mile will accelerate the recognition of revenue and may affect the breakage rate. As of December 31, 2005, we had $610.5 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 8 to the Consolidated Financial Statements.
Inter-Segment Sales
      Our Transaction Services segment performs card processing and servicing activities related to our Credit Services segment. For this, our Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current estimated market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for our Transaction Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by our Transaction Services segment from servicing our Credit Services segment, and consequently paid by our Credit Services segment to our Transaction Services segment, are set forth opposite “Other/eliminations” in the tables presented in the annual comparisons in our “Results of Operations.”

Use of Non-GAAP Financial Measures
      Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure as part of our monitoring of compliance with the financial covenants in our credit facilities. For the twelve months ended December 31, 2005, senior debt-to-operating EBITDA was 1.1x compared to a maximum ratio of 2.5x permitted in the credit facilities and operating EBITDA to interest expense was 22.0x compared to a minimum ratio of 3.5x permitted in the credit facilities. As discussed in more detail in the liquidity section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our credit facilities together with cash flow from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of December 31, 2005, we had borrowings of $441.0 million outstanding under these credit facilities and had approximately $74.0 million in unused borrowing capacity. During January 2006, we increased our borrowing capacity by an incremental $300.0 million through entering into an additional credit agreement. We were in compliance with our covenants at December 31, 2005, and we expect to be in compliance with these covenants during the year ending December 31, 2006.
      We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The adjusted EBITDA and operating EBITDA measures presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands)
Net (loss) income	$(10,362)	$23,659	$67,298	$102,371	$138,745
Stock compensation expense	1,786	2,948	5,889	15,767	14,143
Provision for income taxes	9,700	18,060	41,684	61,948	83,381
Interest expense, net	26,245	19,924	14,681	6,972	14,482
Fair value loss on interest rate derivative	15,131	12,017	2,851	808	—
Other expenses(1)	6,025	834	4,275	—	—
Depreciation and other amortization	30,698	41,768	53,948	62,586	58,565
Amortization of purchased intangibles	43,506	24,707	20,613	28,812	41,142

Adjusted EBITDA	122,729	143,917	211,239	279,264	350,458
Change in deferred revenue	29,603	34,827	113,877	70,736	63,410
Change in redemption settlement assets	1,677	(15,963)	(48,978)	(28,221)	(17,471)

Operating EBITDA	$154,009	$162,781	$276,138	$321,779	$396,397

Note:	Change in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Change in redemption settlement assets is also affected by transfers of cash.

(1)	For the year ended December 31, 2001, other expenses primarily relate to the write off of equity investments. For the years ended December 2002 and 2003, other expenses are debt related.

Results of Operations

Year ended December 31, 2004 compared to the year ended December 31, 2005

	Year Ended December 31,		Growth

	2004	2005	$	%

	(In thousands, except percentages)
Revenue:
Transaction Services	$681,736	$699,884	$18,148	2.7%
Credit Services	513,988	561,413	47,425	9.2
Marketing Services	375,630	604,145	228,515	60.8
Other/ Eliminations	(313,916)	(313,005)	911	(0.3)

Total	$1,257,438	$1,552,437	$294,999	23.5%

Adjusted EBITDA:
Transaction Services	$97,465	$90,074	$(7,391)	(7.6)%
Credit Services	125,718	162,481	36,763	29.2
Marketing Services	56,081	97,903	41,822	74.6

Total	$279,264	$350,458	$71,194	25.5%

Stock compensation expense:
Transaction Services	$5,255	$4,715	$(540)	(10.3)%
Credit Services	5,256	4,714	(542)	(10.3)
Marketing Services	5,256	4,714	(542)	(10.3)

Total	$15,767	$14,143	$(1,624)	(10.3)%

Depreciation and amortization:
Transaction Services	$61,786	$56,583	$(5,203)	(8.4)%
Credit Services	7,938	6,647	(1,291)	(16.3)
Marketing Services	21,674	36,477	14,803	68.3

Total	$91,398	$99,707	$8,309	9.1%

Operating income:
Transaction Services	$30,424	$28,776	$(1,648)	(5.4)%
Credit Services	112,524	151,120	38,596	34.3
Marketing Services	29,151	56,712	27,561	94.5

Total	$172,099	$236,608	$64,509	37.5%

Adjusted EBITDA margin(1):
Transaction Services	14.3%	12.9%	(1.4)%
Credit Services	24.5	28.9	4.4
Marketing Services	14.9	16.2	1.3

Total	22.2%	22.6%	0.4%

Segment operating data:
Statements generated	190,976	190,910	(66)	—
Credit Sales	$6,227,421	$6,582,800	$355,379	5.7%
Average managed receivables(2)	$3,021,800	$3,170,485	$148,685	4.9%
AIR MILES reward miles issued	2,834,125	3,246,553	412,428	14.6%
AIR MILES reward miles redeemed	1,782,185	2,023,218	241,033	13.5%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

(2)	Effective September 30, 2005, we will report average managed receivables as it better reflects our future business strategy. The difference between the previously reported metric, average securitized portfolio, and the current one is private label credit card receivables which are not securitized will also be included. Historically, this difference has not been meaningful but will be in the future as some private label credit card portfolios are not anticipated to be securitized for a period of time.

      Revenue. Total revenue increased $295.0 million, or 23.5%, to $1,552.4 million for 2005 from $1,257.4 million for 2004. The increase was due to a 2.7% increase in Transaction Services revenue, a 9.2% increase in Credit Services revenue and a 60.8% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $18.1 million, or 2.7%, primarily due to new customers in utility services such as Cobb Energy. In addition, merchant services and private label had small increases in revenue. Utility services statement growth should increase in 2006 as existing and recently signed new clients complete their conversion to our billing platforms. The slight decrease in the number of statements generated is primarily attributable to one private label client that experienced a significant reduction in private label credit sales, which resulted in a corresponding reduction in statements generated for private label clients and the loss of a client that ceased operations in the fourth quarter of 2004 due to bankruptcy. Private label statements should also increase in 2006 from new portfolios brought on in the fourth quarter of 2005 and start-up programs.

•	Credit Services. Credit Services revenue increased $47.4 million, or 9.2%, primarily due to a 14.3% increase in securitization income, offset in part by decreases in merchant discount and servicing fees. Securitization income increased $53.9 million primarily as a result of an increase in the net yield from the securitization trusts in addition to a 4.9% increase in our average managed receivables. The net yield increased principally as a result of an approximate 100 basis point increase in the excess spread in addition to a 20 basis point decrease in cost of funds. Excess spread, which represents interest and late fees collected from cardholders, other trust-related fees, fair value changes related to the interest-only strips and charge-offs, increased due to lower charge-offs and higher collected fees from cardholders. The decrease in merchant discount is primarily the result of a change in mix of fees received from merchants compared to fees received from cardholders.

•	Marketing Services. Marketing Services revenue increased $228.5 million, or 60.8%, primarily due to an increase in database marketing fees attributable to the acquisition of Epsilon in the fourth quarter of 2004 and the subsequent acquisition of Epsilon Interactive in the fourth quarter of 2005, an increase in redemption revenue related to a 13.5% increase in the redemption of AIR MILES reward miles and an increase in the amortization of deferred services revenue. Changes in the exchange rate of the Canadian dollar accounted for approximately $21.8 million of the $228.5 million increase in our Marketing Services revenue, or 9.5% of the change. Deferred revenue is impacted by both the number of AIR MILES reward miles issued and redeemed, as well as foreign currency movements. Our deferred revenue balance increased 11.6% to $610.5 million at December 31, 2005 from $547.1 million at December 31, 2004 due to continued growth in the program, including a 14.6% increase in AIR MILES reward miles issued during the twelve months ended December 31, 2005 over the comparable period in 2004.
      Operating Expenses. Total operating expenses, excluding depreciation, amortization and stock compensation expense increased $223.8 million, or 22.9%, to $1,202.0 million for 2005 from $978.2 million for 2004. Total adjusted EBITDA margin increased to 22.6% for 2005 from 22.2% for 2004. The increase in adjusted EBITDA margin is due to increases in Marketing Services and Credit Services margins, partially offset by a decrease in Transaction Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $25.5 million, or 4.4%, to $609.8 million for 2005 from $584.3 million for 2004, and adjusted EBITDA margin decreased to 12.9% for 2005 from 14.3% for 2004. Operating expenses in the first half of 2005 included streamlining efforts in utility services. The decrease in adjusted EBITDA margin was primarily the result of higher expenses associated with corporate overhead, private label credit card clients and lower than expected volume growth.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $10.6 million, or 2.7%, to $398.9 million for 2005 from

$388.3 million for 2004, and adjusted EBITDA margin increased to 28.9% for 2005 from 24.5% for 2004. The increased adjusted EBITDA margin is the result of favorable revenue trends from increases in both our average managed receivables and net yield.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $186.6 million, or 58.4%, to $506.2 million for 2005 from $319.6 million for 2004. The increase in operating expenses is primarily attributable to the acquisition of Epsilon in the fourth quarter of 2004 and the subsequent acquisition of Epsilon Interactive in the fourth quarter of 2005. Adjusted EBITDA margin increased to 16.2% for 2005 from 14.9% for 2004. The increase in adjusted EBITDA margin is the result of increased higher-margin revenue from both the AIR MILES reward program and database marketing fees from Epsilon and Epsilon Interactive, partially offset by additional corporate overhead expense.

•	Stock compensation expense. Stock compensation expense decreased $1.6 million, or 10.3%, to $14.1 million for 2005 from $15.8 million for 2004. The decrease is primarily related to a decline in the fair value of the restricted stock awards issued in 2005.

•	Depreciation and Amortization. Depreciation and amortization increased $8.3 million, or 9.1%, to $99.7 million for 2005 from $91.4 million for 2004. The increase is primarily due to an increase of $12.3 million in amortization of purchased intangibles related to recent acquisitions and new depreciation on 2005 capital expenditures, offset by a decrease of $4.0 million as a result of certain assets completing their depreciable lives in late 2004 and early 2005.

      Operating Income. Operating income increased $64.5 million, or 37.5%, to $236.6 million for 2005 from $172.1 million for 2004. Operating income increased primarily from revenue gains and an increase in adjusted EBITDA margins partially offset by an increase in depreciation and amortization and stock compensation expense.
      Interest Expense, net. Interest expense, net, increased $7.5 million, or 107.1%, to $14.5 million for 2005 from $7.0 million for 2004 due to higher average balances under our credit facilities and certificates of deposit.
      Provision for Income Taxes. The provision for income taxes increased $21.5 million to $83.4 million in 2005 from $61.9 million in 2004 primarily due to an increase in taxable income. The effective rate remained relatively flat, decreasing to 37.5% in 2005 from 37.7% in 2004.

Year ended December 31, 2003 compared to the year ended December 31, 2004

	Year Ended December 31,		Growth

	2003	2004	$	%

	(In thousands, except percentages)
Revenue:
Transaction Services	$614,454	$681,736	$67,282	10.9%
Credit Services	433,701	513,988	80,287	18.5
Marketing Services	289,764	375,630	85,866	29.6
Other/ Eliminations	(291,375)	(313,916)	(22,541)	7.7

Total	$1,046,544	$1,257,438	$210,894	20.2%

Adjusted EBITDA:
Transaction Services	$88,001	$97,465	$9,464	10.8%
Credit Services	76,957	125,718	48,761	63.4
Marketing Services	46,281	56,081	9,800	21.2

Total	$211,239	$279,264	$68,025	32.2%

Stock compensation expense:
Transaction Services	$1,963	$5,255	$3,292	167.7%
Credit Services	1,963	5,256	3,293	167.8
Marketing Services	1,963	5,256	3,293	167.8

Total	$5,889	$15,767	$9,878	167.7%

Depreciation and amortization:
Transaction Services	$51,508	$61,786	$10,278	20.0%
Credit Services	5,581	7,938	2,357	42.2
Marketing Services	17,472	21,674	4,202	24.0

Total	$74,561	$91,398	$16,837	22.6%

Operating income:
Transaction Services	$34,530	$30,424	$(4,106)	(11.9)%
Credit Services	69,413	112,524	43,111	62.1
Marketing Services	26,846	29,151	2,305	8.6

Total	$130,789	$172,099	$41,310	31.6%

Adjusted EBITDA margin(1):
Transaction Services	14.3%	14.3%	—%
Credit Services	17.7	24.5	6.8
Marketing Services	16.0	14.9	(1.1)

Total	20.2%	22.2%	2.0%

Segment operating data:
Statements generated	167,118	190,976	23,858	14.3%
Credit Sales	$5,604,233	$6,227,421	$623,188	11.1%
Average managed receivables(2)	$2,654,087	$3,021,800	$367,713	13.9%
AIR MILES reward miles issued	2,571,501	2,834,125	262,624	10.2%
AIR MILES reward miles redeemed	1,512,788	1,782,185	269,397	17.8%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

(2)	Effective September 30, 2005, we will report average managed receivables as it better reflects our future business strategy. The difference between the previously reported metric, average securitized portfolio, and the current one is private label credit card receivables which are not securitized will also be included. Historically, this difference has not been meaningful but will be in the future as some private label credit card portfolios are not anticipated to be securitized for a period of time.

      Revenue. Total revenue increased $210.9 million, or 20.2%, to $1,257.4 million for 2004 from $1,046.5 million for 2003. The increase was due to the following:

•	Transaction Services. Transaction Services revenue increased $67.3 million, or 10.9%, primarily due to an increase in the number of statements generated. Approximately one-half of the revenue increase is related to the increase in utility statements generated, which grew 27.9%. The growth in utility statements is primarily related to Conservation Billing Services Inc. (acquired in September 2003) and Orcom Solutions, Inc. (acquired in December 2003). Approximately one-third of the revenue increase is related to the increase in private label credit card statements generated, which grew 9.2%. The growth in private label credit card statements is primarily related to Stage Stores, Inc. (signed in September 2003) and Peebles Inc. (signed in January 2004) and core growth in existing clients. Additional growth in Transaction Services revenue came from an increase in merchant services revenue of 6.4% as our petroleum clients experienced higher transaction volume due to higher gas prices. Higher gas prices drive more frequent visits by consumers to our petroleum clients.

•	Credit Services. Credit Services revenue increased $80.3 million, or 18.5%, primarily due to an increase in securitization income. Approximately three-quarters of the increase in revenue is related to securitization income. Securitization income increased as a result of a 13.9% higher average managed receivables. The increase in average managed receivables is the result of new client signings and growth in our existing programs. The net yield on our retail portfolio for 2004 was approximately 60 basis points higher than in 2003. The increase in the net yield is largely related to lower net charge-offs of 20 basis points in addition to an increase in collected yield, partially offset by an increase in cost of funds. Additional revenue increases came from servicing fees and merchant fees. Servicing fees increased as a result of a 13.9% increase in average managed receivables. Merchant discount fees increased as a result of an 11.1% increase in credit sales.

•	Marketing Services. Marketing Services revenue increased $85.9 million, or 29.6%, primarily due to an increase in redemption, issuance and database marketing revenue. Approximately one-half of the increase in revenue is related to redemption revenue, which increased as a result of a 17.8% increase in the redemption of AIR MILES reward miles. Additionally, services revenue increased 16.3% as a result of a 10.2% increase in the number of AIR MILES reward miles issued and the corresponding recognition of deferred revenue balances. As a result of the increased issuance activity and the appreciation of the Canadian dollar as of December 31, 2004, our deferred revenue balance increased 14.8% to $547.1 million at December 31, 2004 from $476.4 million at December 31, 2003. The growth rate in the number of AIR MILES reward miles redeemed continues to outpace the growth rate in the number of AIR MILES reward miles issued, currently a positive indicator as to the success of the program. The increase in redemptions relates to the continued trend to offer more redemption options to our collectors, such as merchandise and certificates. Database marketing fees, including our historical database products in the United States and Canada, increased $24.4 million primarily as a result of our acquisition of Epsilon during the fourth quarter of 2004.
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

      An older private label credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2005, 61.9% of securitized accounts with balances and 58.0% of securitized receivables were for accounts with origination dates greater than 24 months old. As of December 31, 2005, our allowance for doubtful accounts related to on-balance sheet private label credit card receivables was $38.4 million compared to $11.7 million as of December 31, 2004. The increase is primarily related to the acquisition of the Blair portfolio and secondarily on-balance sheet receivable growth and the related allowance for doubtful accounts.
      Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid, beyond 90 days delinquent. When an account becomes delinquent, we print a message on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. Our proprietary system will zero out a customer’s credit limit when charging privileges are removed from the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts.
      The following table presents the delinquency trends of our managed credit card portfolio:

	December 31,	% of	December 31,	% of
	2004	Total	2005	Total

	(Dollars in thousands)
Receivables outstanding	$3,352,870	100%	$3,714,548	100%
Receivables balances contractually delinquent:
31 to 60 days	52,481	1.6%	59,018	1.6%
61 to 90 days	32,872	1.0	35,342	1.0
91 or more days	69,359	2.1	69,343	1.9

Total	$154,712	4.6%	$163,703	4.4%

      Net Charge-Offs. Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. The following table presents our net charge-offs for the periods indicated on a managed basis. Average managed receivables represents the average balance of the cardholder receivables, excluding those which we do not bear the risk of loss, at the beginning of each month in the year indicated.

	Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Average managed receivables	$2,654,087	$3,021,800	$3,170,485
Net charge-offs	196,631	205,454	207,397
Net charge-offs as a percentage of average managed receivables	7.4%	6.8%	6.5%
      We believe, consistent with our statistical models and other credit analyses, that our net charge-off ratio will continue to fluctuate.

      Age of Portfolio. The median age of the portfolio is 36 months. The following table sets forth, as of December 31, 2005, the number of securitized accounts with balances and the related balances outstanding, based upon the age of the securitized accounts:

				Percentage
	Number of	Percentage of	Balances	of Balances
Age Since Origination	Accounts	Accounts	Outstanding	Outstanding

	(Dollars in thousands)
0-12 Months	3,116	27.4%	$844,662	24.2%
13-24 Months	1,656	14.6	482,638	13.8
25-36 Months	1,357	11.9	410,904	11.8
37-48 Months	1,046	9.2	334,244	9.6
49-60 Months	789	7.0	258,154	7.4
Over 60 Months	3,392	29.9	1,155,955	33.2

Total	11,356	100.0%	$3,486,557	100.0%

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

	Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Cash provided by operating activities before changes in credit card portfolio activity and merchant settlement activity	$189,606	$259,572	$293,863
Net change in credit card portfolio activity	(100,010)	71,121	(186,419)
Net change in merchant settlement activity	27,280	17,936	1,637

Cash provided by operating activities	$116,876	$348,629	$109,081

      Net change in credit card portfolio activity represents the difference in portfolios purchased from new clients and their subsequent sale to our securitization trusts. There is typically a several month lag between the purchase and sale of credit card portfolios. During late 2005, we purchased credit card portfolios from Blair that have not been securitized. We securitized no portfolios in 2005. Merchant settlement activity is driven by the number of days of float at the end of the period. For these purposes, “float” means the difference between the number of days we hold cash before remitting the cash to our merchants and the number of days the card associations hold cash before remitting the cash to us. Merchant settlement activity fluctuates significantly depending on the day in which the period ends.
      We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $293.9 million for the year ended December 31, 2005 compared to $259.6 million for the comparable period in 2004 or a 13.2% increase. The increase in operating cash flows before changes in credit card portfolio activity and merchant settlement activity is primarily related to our increased earnings. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.
      Investing Activities. We use a significant portion of our cash flows from operations for acquisitions and capital expenditures. We utilized cash flow for investing activities of $331.0 million for the year ended

December 31, 2005 compared to $399.9 million for the comparable period in 2004. Significant components of investing activities are as follows:

•	Acquisitions. During the year ended December 31, 2005, we had payments for acquired businesses totaling $140.9 million compared to $329.5 million in 2004. In 2005, we acquired Atrana Solutions, Inc. in a cash for common stock transaction and Bigfoot Interactive, now known as Epsilon Interactive, Inc., in a cash for equity transaction compared to the acquisitions of Epsilon Data Management, Inc. and Capstone Consulting Partners, Inc. in 2004.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of December 31, 2005, we had over $3.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization and credit card receivable activity utilized $107.8 million for the year ended December 31, 2005 compared to $8.3 million in 2004. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the year ended December 31, 2005 were $65.9 million compared to $48.3 million for the prior year. Capital expenditures for 2005 increased in support of systems development work for new clients and contracts added during the year along with information technology infrastructure enhancements. We anticipate that capital expenditures will continue to remain at approximately 5% of annual revenues for the foreseeable future.
      Financing Activities. Our cash flows provided by financing activities were $278.6 million in 2005 compared to $66.4 million used in financing activities in 2004. Our financing activities for 2005 relate to borrowings and repayments of debt in the normal course of business, an increase in borrowings of certificates of deposit related to the higher level of credit card receivables held on our balance sheet, $145.0 million from the repurchase of our common stock on the open market, and proceeds from the exercise of stock options.
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

					2010
	2006	2007	2008	2009	& Thereafter	Total

	(In thousands)
Public notes	$450,000	$600,000	$600,000	$500,000	$450,000	$2,600,000
Private conduits(1)	982,857	—	—	—	—	982,857

Total	$1,432,857	$600,000	$600,000	$500,000	$450,000	$3,582,857

(1)	Represents borrowing capacity, not outstanding borrowings.
      As of December 31, 2005, the WFN Trusts had over $3.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year. Accordingly, at December 31, 2005 the WFN Trusts typically have their highest balance of credit enhancement assets as a result of the increased balances during the holiday season. We intend to utilize our securitization program for the foreseeable future.
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
      Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 3.9% to 5.0%. As of December 31, 2005, we had $379.1 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.
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
      On October 28, 2005, we entered into amendments to our three credit facilities to increase the amount of revolving commitments under the facilities and amend certain covenants. The amendment to the 3-year credit facility increased the amount of revolving commitments thereunder from $200.0 million to $250.0 million. The amendment to the 364-day credit facility increased the amount of revolving commitments thereunder from $205.0 million to $230.0 million. We anticipate extending this facility prior to its expiration. After giving effect to the three amendments, the aggregate amount of revolving commitments under the three credit facilities is $515.0 million. In addition, the amendments increased the aggregate amounts of commitments permitted under the three facilities from $500.0 million to $550.0 million. In addition, the amendments increased the amount of restricted payments permitted under the credit facilities.
      On December 21, 2005, we entered into amendments to our three credit facilities to amend the definition of Senior Leverage Ratio under the applicable credit facility, the maximum Senior Leverage Ratio for the applicable credit facility and the maximum Total Capitalization Ratio for the applicable credit facility, and to revise the pricing grid set forth on the appendix to the applicable credit facility in connection with the foregoing. In addition, each amendment amended the applicable credit facility to allow us to incur certain indebtedness that is pari passu to or junior to the indebtedness incurred by us under such credit facility.
      At December 31, 2005, we had borrowings of $441.0 million outstanding under these credit facilities (with an average interest rate of 4.6%), we issued no letters of credit, and we had available unused borrowing capacity of approximately $74.0 million. The credit facilities limit our aggregate outstanding letters of credit to $50.0 million.
      During January 2006, we entered into an additional credit agreement to increase our borrowing capacity by an incremental $300.0 million. The principal amount of all outstanding loans under this credit agreement, together with any accrued but unpaid interest, are due and payable on June 30, 2006, unless otherwise paid earlier pursuant to the terms of the credit agreement. This credit agreement includes usual and customary negative covenants for credit agreements of this type. Payment of amounts due under this credit agreement are secured by guaranties, pledges of the ownership interests of certain of our subsidiaries and pledges of certain intercompany promissory notes. On January 5, 2006, we borrowed $300.0 million under this credit agreement, which we are using for general corporate purposes, including other debt repayment, repurchases of our common stock in connection with our stock repurchase program, mergers and acquisitions, and working capital expenditures. We anticipate refinancing this facility into a new term agreement.
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

      Repurchase of Equity Securities. During 2005, we repurchased approximately 3.9 million shares of our common stock for an aggregate amount of $148.8 million. We have Board authorization to purchase an additional $151.2 million of our common stock in 2006 and expect to finance the repurchase program with borrowing under our credit facilities.
      Contractual Obligations. The following table highlights, as of December 31, 2005, our contractual obligations and commitments to make future payments by type and period:

	2006	2007 & 2008	2009 & 2010	2011 & Thereafter	Total(1)

	(Dollars in thousands)
Certificates of deposit (2)	$348,760	$37,140	$—	$—	$385,900
Credit facilities(2)	244,327	225,099	—	—	469,426
Operating leases	41,419	62,632	35,646	59,431	199,128
Capital leases	7,340	11,457	1,025	—	19,822
Software licenses	21,445	45,273	48,619	25,629	140,966
Purchase obligations(3)	61,943	77,339	17,211	—	156,493

	$725,234	$458,940	$102,501	$85,060	$1,371,735

(1)	The table does not include an estimate for income taxes that we are required to pay, but are not required to include above.

(2)	The certificates of deposit and credit facilities represent our estimated debt service obligations, including both principle and interest. Interest was based on the interest rates in effect as of December 31, 2005, applied to the contractual repayment period.

(3)	Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.
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
      Quantitative measures established by regulations to ensure capital adequacy require World Financial Network National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, World Financial Network National Bank is considered well capitalized. As of December 31, 2005, World Financial Network National Bank’s Tier 1 capital ratio was 33.1%, total capital ratio was 34.6% and leverage ratio was 54.0%, and World Financial Network National Bank was not subject to a capital directive order. On April 22, 2005, World Financial Capital Bank received non-disapproval notification for a modification of the original three-year business plan. The letter of non-disapproval was issued jointly by the State of Utah and the FDIC. World Financial Capital Bank, under the terms of the letter, must maintain Total Risk-Based Capital equal to or exceeding 10% of total risk-based assets and must maintain Tier 1 capital to total assets ratio of not less than 16%. Both capital ratios must be maintained at or above the indicated levels until the end of the bank’s de novo period on November 30, 2006.
      As part of an acquisition in 2003 by World Financial Network National Bank, which required approval by the OCC, the OCC required World Financial Network National Bank to enter into an operating agreement with the OCC and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. World Financial Network National Bank does not expect that the operating agreement will require any changes in World Financial Network National Bank’s current operations. The capital adequacy and liquidity maintenance agreement memorializes our current obligations to World Financial Network National Bank.
Recent Accounting Pronouncements
      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. We adopted the provisions of SOP 03-03 effective January 1, 2005. The adoption of this standard did not have a material impact on our financial condition, statements of income, or liquidity.
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
      In March 2005, the SEC released SAB 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We expect to adopt the modified prospective method and expect it to have a material impact on our statements of income and earnings per share.
      We will adopt SFAS No. 123(R) in the first quarter of 2006. In 2006, we will recognize approximately $21.8 million in expense for stock options issued prior to January 1, 2006, which were previously not expensed under APB No. 25. In 2005, the amount included in our pro forma disclosure was approximately $22.0 million for stock option expense. The total expense in 2006 and beyond will depend on several variables, including the number of share-based awards granted, the fair value of those awards, and the period over which the vesting of those awards is recognized; therefore, the actual expense may differ from this estimate.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have an impact on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect FSP 115-1 will significantly impact our financial condition or statements of income upon its adoption on January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
      Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.
      Off-Balance Sheet Risk. We are subject to off-balance sheet risk in the normal course of business, including commitments to extend credit and through our securitization program. We sell substantially all of our credit card receivables to the WFN Trusts, qualifying special purpose entities. The trusts enter into interest rate swaps to reduce the interest rate sensitivity of the securitization transactions. The securitization program involves elements of credit, market, interest rate, legal and operational risks in excess of the amount recognized on the balance sheet through our retained interests in the securitization and the interest-only strips.
      Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $151.7 million for 2005, which includes both on-and off-balance sheet transactions. Of this total, $14.5 million of the interest expense, net for 2005 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2005, we had $4.1 billion of debt, including $3.3 billion of off-balance sheet debt from our securitization program.

•	At December 31, 2005, 69.8% of our $4.1 billion of debt was fixed or effectively fixed through swap agreements.

•	At December 31, 2005, 63.1% of our total debt, or 79.2% of our off-balance sheet debt, was locked at a current effective interest rate of 4.6% through interest rate swap agreements with notional amounts totaling $2.6 billion. Of the remaining 20.8% of our off-balance sheet debt, we have variable rate private label credit cards that are equal to or greater than the variable rate debt.

•	At December 31, 2005, approximately 6.7% of our total debt, or 32.8% of our on-balance sheet debt, was subject to fixed rates with a weighted average interest rate of 4.2%.
      The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2005, a 1.0% increase in interest rates would have resulted in an annual decrease to pretax income of approximately $5.6 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      As of December 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
      Our evaluation of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Atrana Solutions Inc., and Bigfoot Interactive, Inc., now known as Epsilon Interactive, entities we acquired during 2005, which are included in the 2005 consolidated financial statements and that constituted $164.6 million of total assets of as December 31, 2005 and an immaterial amount of revenues and net income for the year then ended. We did not assess the effectiveness of internal control over financial reporting at Atrana or Epsilon Interactive because of the timing of the acquisitions, which were completed in May 2005 and September 2005, respectively.
      Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2005.
      During the fourth quarter of 2005, we completed the process of converting the Epsilon Data Management, Inc. legacy general ledger platform to the platform utilized by the majority of our business units. There have been no other changes in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-3 hereof.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Item 11.	Executive Compensation
      Incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Item 14.	Principal Accountant Fees and Services
      Incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedule

(3) The following exhibits are filed as part of this Annual Report or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit
No.	Description

2.1	Purchase and Sale Agreement, dated September 5, 2002, among ADS Alliance Data Systems, Inc., Loyalty Management Group Canada, Inc. and Westcoast Energy Inc. carrying on business as Duke Energy Gas Transmission (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2002, File No. 001-15749).
2.2	Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holding,s LLC (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

Exhibit
No.		Description

2.3		First Amendment to Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holdings, LLC (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).
3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1		Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.2		Commercial Lease Agreement by and between Waterview Parkway L.P. and ADS Alliance Data Systems, Inc., dated July 16, 1997 (incorporated by reference to Exhibit No. 10.22 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.3		Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997 and amended June 19, 1997 and January 15, 1998 (incorporated by reference to Exhibit No. 10.15 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.4		Amendments of April 14, 2000, January 17, 2001, and June 12, 2002 to lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.12 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
*10	.5	Amendment, dated September 27, 2002, to Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada, Inc., dated May 28, 1997, as amended.
*10	.6	Amendment, dated February 18, 2005, to Lease between Cadillac Fairview Corporation Limited and Loyalty Management Group Canada, Inc., dated May 28, 1997, as amended.
10.7		Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.8		Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.9		Fourth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 1, 2000 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

Exhibit
No.		Description

*10	.10	Fifth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 30, 2001.
10.11		Indenture of Lease by and between OTR and ADS Alliance Data Systems, Inc., dated as of February 1, 2002, as amended (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
10.12		Lease Agreement by and between Petula Associates, Ltd. and Compass International Services, dated August 28, 1998, as amended (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.13		Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).
10.14		Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).
*10	.15	Sublease by and between SonicNet, Inc. and Bigfoot Interactive, Inc., dated as of March 2003.
*10	.16	Lease Agreement by and between TM Park Avenue, LLC and Epsilon Interactive, LLC, dated February 10, 2006.
*10	.17	Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 31, 2005.
*10	.18	Offer to Lease by and between 592423 Ontario, Inc. and Loyalty Management Group Canada, Inc., dated November 3, 2005, to commence on September 17, 2007.
*10	.19	Lease Agreement by and between Milford Partners, LLC and ADS Alliance Data Systems, Inc. dated as of July 15, 2004.
*10	.20	Lease Agreement by and between 2855 E. Cottonwood Parkway, L.C. and ADS Alliance Data Systems, Inc., dated August 27, 2002.
*10	.21	Lease of Office Space by and between Morguard Real Estate Investment Trust and Alliance Data L.P., dated December 19, 2005.
10.22		Lease Agreement by and between Morrison Taylor, Ltd. and ADS Alliance Data Systems, Inc. dated July 1, 1997, and amended June 18, 1998 (incorporated by reference to Exhibit No. 10.21 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000).
10.23		Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
+10	.24	Alliance Data Systems Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.23 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).
+10	.25	Alliance Data Systems Corporation Executive Annual Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.26	Alliance Data Systems Corporation 2004 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2004, File No. 001-15749).
+10	.27	Alliance Data Systems Corporation 2005 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2005, File No. 001-15749).
*+10	.28	Alliance Data Systems Corporation 2006 Incentive Compensation Plan.
+10	.29	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

Exhibit
No.		Description

+10	.30	Form of Alliance Data Systems Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623)
+10	.31	Form of Alliance Data Systems Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.36 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
+10	.32	Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit C to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.33	Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).
+10	.34	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.35	Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).
+10	.36	Form of Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).
+10	.37	Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).
+10	.38	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).
+10	.39	Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
+10	.40	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).
+10	.41	Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 20, 2001, File No. 333-65556).
+10	.42	Amendment, dated February 4, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
+10	.43	Amendment No. 2, dated April 7, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
+10	.44	Amendment No. 3, dated May 8, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
+10	.45	Amendment No. 4, dated June 9, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.32 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.46	Amendment No. 5, dated September 29, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.33 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

Exhibit
No.		Description

+10	.47	Amendment No. 6, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.34 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.48	Amendment No. 7, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.49	Amendment No. 8, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.36 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.50	Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
+10	.51	Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.52		Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333 - 94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).
10.53		Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.54		Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and August 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of world financial network credit card master trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.55		Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.56		Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.57		Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).
10.58		Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

Exhibit
No.	Description

10.59	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).
10.60	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333- 60418, 333-60418-01 and 333-113669).
10.61	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333- 113669).
10.62	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.63	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company, as supplemented by the Series 2001-A Indenture Supplement, the Series 2002-A Indenture Supplement, the Series 2002-VFN Supplement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).
10.64	Series 2003-A Indenture Supplement, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust filed with the SEC on August 28, 2003, File No. 333-60418-01).
10.65	Series 2004-A Indenture Supplement, dated as of May 19, 2004 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.66	Series 2004-B Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.67	Series 2004-C Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.68	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

Exhibit
No.	Description

10.69	Issuance Supplement to Series 2003-A Indenture Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 of the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Trust on August 28, 2003, File No. 333-60418-01).
10.70	Credit Agreement (3-Year), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.71	First Amendment to Credit Agreement (3-Year), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.72	Second Amendment to Credit Agreement (3-Year), dated as of April 7, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).
10.73	Third Amendment to Credit Agreement (3-Year), dated as of October 28, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).
10.74	Fourth Amendment to Credit Agreement (3-Year), dated as of December 21, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).
10.75	Credit Agreement (364-Day), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.76	First Amendment to Credit Agreement (364-Day) dated as of April 8, 2004, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004, File No. 001-15749).
10.77	Second Amendment to Credit Agreement (364-Day), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.78	Third Amendment to Credit Agreement (364-Day), dated as of April 7, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).

Exhibit
No.		Description

10.79		Fourth Amendment to Credit Agreement (364-Day), dated as of October 28, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).
10.80		Fifth Amendment to Credit Agreement (364-Day), dated as of December 21, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).
10.81		Credit Agreement (Canadian), dated as of April 10, 2003, by and among Loyalty Management Group Canada Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.82		First Amendment to Credit Agreement (Canadian), dated as of October 21, 2004, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.83		Second Amendment to Credit Agreement (Canadian), dated as of April 7, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).
10.84		Third Amendment to Credit Agreement (Canadian), dated as of October 28, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).
10.85		Fourth Amendment to Credit Agreement (Canadian), dated as of December 21, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).
10.86		Credit Agreement, dated as of January 3, 2006, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., as Guarantor, the Banks party thereto, and Harris N.A., as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
+10	.87	Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Daniel P. Finkelman, Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Transient C. Taylor, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
+10	.88	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

Exhibit
No.		Description

10.89		Stockholders Agreement dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.90		First Amendment, dated as of April 9, 2003, to Stockholders Agreement, dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
*21		Subsidiaries of the Registrant.
*23	.1	Consent of Deloitte & Touche LLP.
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
+ Management contract, compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
Alliance Data Systems Corporation
      We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in our report dated March 2, 2006, management excluded from their assessment the internal control over financial reporting of Atrana Solutions, Inc. (“Atrana”) and Epsilon Interactive, Inc. (“Epsilon Interactive”), which were acquired in May and September, 2005, respectively; accordingly, our audit did not include the internal control over financial reporting at Atrana or Epsilon Interactive.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
Alliance Data Systems Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance Data Systems Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Atrana Solutions, Inc. (“Atrana”) and Epsilon Interactive, Inc. (“Epsilon Interactive”) which were acquired in May and September, 2005, respectively, and whose collective financial statements reflect total assets and revenues constituting six and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Atrana or Epsilon Interactive. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 2, 2006

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except per share amounts)
Revenues
Transaction	$530,242	$599,969	$626,055
Redemption	180,782	226,726	275,840
Securitization income	294,816	355,912	405,868
Database marketing fees and marketing services	17,803	44,880	185,309
Other revenue	22,901	29,951	59,365

Total revenue	1,046,544	1,257,438	1,552,437
Operating expenses
Cost of operations	788,874	916,201	1,124,590
General and administrative	52,320	77,740	91,532
Depreciation and other amortization	53,948	62,586	58,565
Amortization of purchased intangibles	20,613	28,812	41,142

Total operating expenses	915,755	1,085,339	1,315,829

Operating income	130,789	172,099	236,608

Other expenses	4,275	—	—
Fair value loss on interest rate derivative	2,851	808	—
Interest expense, net	14,681	6,972	14,482

Income before income taxes	108,982	164,319	222,126
Provision for income taxes	41,684	61,948	83,381

Net income	$67,298	$102,371	$138,745

Net income per share:
Basic	$0.86	$1.27	$1.69

Diluted	$0.84	$1.22	$1.64

Weighted average shares:
Basic	78,003	80,614	82,208

Diluted	80,313	84,040	84,637

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$84,409	$143,213
Due from card associations	10,995	58,416
Trade receivables, less allowance for doubtful accounts ($1,458 and $2,079 at December 31, 2004 and 2005, respectively)	158,236	203,883
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($11,673 and $38,415 at December 31, 2004 and 2005, respectively)	248,074	479,108
Deferred tax asset, net	49,606	70,221
Other current assets	66,026	87,612

Total current assets	617,346	1,042,453
Redemption settlement assets, restricted	243,492	260,963
Property and equipment, net	147,531	162,972
Due from securitizations	244,291	271,256
Intangible assets, net	233,779	265,000
Goodwill	709,146	858,470
Other non-current assets	43,495	64,968

Total assets	$2,239,080	$2,926,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$56,214	$67,384
Accrued expenses	141,534	198,707
Merchant settlement obligations	77,980	127,038
Certificates of deposit	94,700	342,600
Credit facilities and other debt, current	135,962	235,843
Other current liabilities	54,229	76,999

Total current liabilities	560,619	1,048,571
Deferred tax liability, net	49,283	62,847
Deferred revenue (Note 8)	547,123	610,533
Certificates of deposit	—	36,500
Long-term and other debt	206,861	222,001
Other liabilities	4,674	24,523

Total liabilities	1,368,560	2,004,975
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 82,765 shares and 84,765 shares at December 31, 2004 and 2005, respectively	828	848
Unearned compensation	(7,739)	(14,504)
Additional paid-in capital	679,776	743,545
Treasury stock, at cost, 418 shares and 4,360 shares at December 31, 2004 and 2005, respectively)	(6,151)	(154,952)
Retained earnings	199,336	338,081
Accumulated other comprehensive income	4,470	8,089

Total stockholders’ equity	870,520	921,107

Total liabilities and stockholders’ equity	$2,239,080	$2,926,082

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional			Accumulated Other
			Unearned	Paid-In			Comprehensive	Total Comprehensive	Total Stockholders’
	Shares	Amount	Compensation	Capital	Treasury Stock	Retained Earnings	Income (Loss)	Income	Equity

	(In thousands)
January 1, 2003	74,938	$749	$—	$522,209	$(6,151)	$29,667	$(3,916)		$542,558
Net income						67,298		$67,298	67,298
Other comprehensive income, net of tax:
Change in fair value of derivatives							(1,755)	(1,755)	(1,755)
Reclassifications into earnings							2,730	2,730	2,730
Net unrealized gain on securities available-for-sale							476	476	476
Foreign currency translation adjustments							1,632	1,632	1,632

Other comprehensive income							3,083

Total comprehensive income								$70,381

Common stock issued in conjunction with public offering	3,350	33		61,877					61,910
Other common stock issued, including income tax benefits	1,755	18		27,464					27,482

December 31, 2003	80,043	800	—	611,550	(6,151)	96,965	(833)		702,331
Net income						102,371		$102,371	102,371
Other comprehensive income, net of tax:
Reclassifications into earnings							482	482	482
Net unrealized loss on securities available-for-sale							(144)	(144)	(144)
Foreign currency translation adjustments							4,965	4,965	4,965

Other comprehensive income							5,303

Total comprehensive income								$107,674

Issuance of restricted stock	491	5	(7,739)	22,461					14,727
Other common stock issued, including income tax benefits	2,231	23		45,765					45,788

December 31, 2004	82,765	828	(7,739)	679,776	(6,151)	199,336	4,470		870,520
Net income						138,745		$138,745	138,745
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale							414	414	414
Foreign currency translation adjustments							3,205	3,205	3,205

Other comprehensive income							3,619

Total comprehensive income								$142,364

Amortization of unearned compensation			6,546						6,546
Purchase of treasury shares					(148,801)				(148,801)
Issuance of restricted stock	471	5	(13,311)	20,903					7,597
Other common stock issued, including income tax benefits	1,529	15		42,866					42,881

December 31, 2005	84,765	$848	$(14,504)	$743,545	$(154,952)	$338,081	$8,089		$921,107

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,298	$102,371	$138,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,688	36,272	41,217
Amortization	44,873	55,126	58,490
Deferred income taxes	9,701	31,154	(13,475)
Provision for doubtful accounts	20,886	2,487	22,055
Non-cash stock compensation	5,889	15,767	14,143
Fair value gain on interest-only strip	(3,554)	(6,553)	(23,300)
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(22,880)	(602)	(37,592)
Change in merchant settlement activity	27,280	17,936	1,637
Change in other assets	4,116	(3,240)	(8,619)
Change in accounts payable and accrued expenses	(3,266)	(7,394)	42,757
Change in deferred revenue	32,836	30,827	43,288
Change in other liabilities	(186)	(17,831)	743
Purchase of credit card receivables	(302,332)	(34,417)	(186,419)
Proceeds from sale of credit card receivable portfolios to securitization trusts	202,322	105,538	—
Tax benefit of stock option exercises	2,065	11,209	13,648
Other	2,140	9,979	1,763

Net cash provided by operating activities	116,876	348,629	109,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in redemption settlement assets	(12,001)	(10,464)	(10,983)
Payments for acquired businesses, net of cash acquired	(51,656)	(329,493)	(140,901)
Payments to secure customer contracts	(30,541)	(4,362)	—
Net increase in seller’s interest and credit card receivables	(74,402)	(48,441)	(106,785)
Change in due from securitizations	(35,428)	40,181	(1,005)
Capital expenditures	(46,955)	(48,329)	(65,900)
Other	3,254	1,049	(5,377)

Net cash used in investing activities	(247,729)	(399,859)	(330,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	641,124	770,388	1,272,260
Repayment of borrowings	(658,599)	(627,037)	(1,155,735)
Certificates of deposit issuances	212,200	90,600	379,100
Repayments of certificates of deposit	(108,000)	(196,300)	(94,700)
Payment of capital lease obligations	(3,160)	(5,810)	(6,409)
Proceeds from public stock offerings	61,910	—	—
Proceeds from issuance of common stock	19,528	34,528	29,106
Purchase of treasury shares	—	—	(145,043)

Net cash provided by financing activities	165,003	66,369	278,579

Effect of exchange rate changes on cash and cash equivalents	3,156	1,525	2,095

Change in cash and cash equivalents	37,306	16,664	58,804
Cash and cash equivalents at beginning of year	30,439	67,745	84,409

Cash and cash equivalents at end of year	$67,745	$84,409	$143,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$19,868	$9,274	$16,423

Income taxes paid, net of refunds	$19,319	$21,094	$58,237

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
      Description of the Business — Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”) is a leading provider of transaction services, credit services and marketing services in North America. The Company partners with its clients to develop unique insight into consumer behavior. The Company uses that insight to create and manage customized solutions that the Company believes change consumer behavior and enable its clients to build stronger, mutually-beneficial relationships with their customers. The Company focuses on facilitating and managing interactions between its clients and their customers through multiple distribution channels including in-store, catalog and on-line. Through the Credit Services and Marketing Services segments, the Company assists its clients in identifying and acquiring new customers and helps to increase the loyalty and profitability of its clients’ existing customers.
      The Company operates in three reportable segments: Transaction Services, Credit Services and Marketing Services. Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (issuer services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated utilities (utility services) and other processing-oriented businesses. Credit Services provides private label credit card receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label credit card programs. Marketing Services provides loyalty programs, such as the AIR MILES® Reward Program, and integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, to include e-mail marketing campaigns.

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
      Seller’s Interest and Credit Card Receivables — Credit card receivables are generally securitized immediately or shortly after origination. As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller’s interest. Seller’s interest is carried at fair value and credit card receivables are carried at lower of cost or market less an allowance for doubtful accounts. In its capacity as a servicer of the credit card receivables, the Company receives a servicing fee from the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (“WFN Trusts”). Management estimates the cost incurred in servicing the credit card receivables approximates the service fees received, and therefore has not recorded a servicing asset or liability as of December 31, 2004 and 2005.
      Allowance for Doubtful Accounts — The Company specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in its customer

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
payment terms and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.
      Redemption Settlement Assets, Restricted — These securities relate to the redemption fund for the AIR MILES Reward Program and are held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of our sponsor contracts. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale.
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
      Transaction — The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed. Included are reimbursements received for “out-of-pocket” expenses. In cases where the Company enters into license sales, revenue is recognized in accordance with SOP 97-2 “Software Revenue Recognition” and related literature.
      Database marketing fees and marketing services — For maintenance and service programs, revenue is recognized as services are provided. Revenue associated with a new database build is deferred until client acceptance. Upon acceptance, it is then recognized over the term of the related agreement as the services are provided.
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

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      The fair value of the Service element is based on the estimated fair value of providing the services on a third-party basis. The revenue related to the Service element of the AIR MILES reward miles is initially deferred and amortized over the period of time beginning with the issuance of the AIR MILES reward miles and ending upon their expected redemption (the estimated life of an AIR MILES reward mile, or 42 months). Revenue is recorded as part of transaction revenue.
      The fair value of the Redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the Redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base (“breakage”). The Company currently estimates breakage to be one-third of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of a mile or breakage in the periods presented.
      Securitization income — Securitization income represents gains and losses on securitization of credit card receivables and interest income on seller’s interest and credit card receivables held on the balance sheet less a provision for doubtful accounts of $20.4 million, $1.8 million and $20.9 million for the years ended December 31, 2003, 2004, and 2005, respectively. For the years ended December 31, 2003, 2004 and 2005, the Company recognized $4.0 million, $2.0 million and zero, respectively, in gains, related to the securitization of new credit card receivables accounted for as sales. The Company records gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represents an interest-only (“I/ O”) strip, consisting of the excess of finance charges and certain other fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the receivables. The amount initially allocated to the I/ O strip at the date of a securitization reflects the allocated original basis of the relative fair values of those interests. The amount recorded for the I/ O strip is reduced for distributions on the I/ O strip, which the Company receives from the related trust, and is adjusted for changes in the fair value of the I/ O strip, which are reflected in other comprehensive income. Because there is not a highly liquid market for these assets, management estimates the fair value of the I/ O strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the I/ O strip.
      In recording and accounting for the I/ O strip, management makes assumptions about rates of payments and defaults, which reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults would generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the I/ O strip could be permanently impaired and the decline in the fair value would be recorded in earnings.
      The Company recognizes the implicit forward contract to sell new receivables during a revolving period at its fair value at the time of sale. The implicit forward contract is entered into at the market rate and thus, its initial measure is zero at inception. In addition, the Company does not mark the forward contract to fair value in accounting periods following the securitization as it does not believe the fair value of the implicit forward contract in subsequent periods to be material.
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
      The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except per share
	amounts)
Numerator
Net income available to common stockholders	$67,298	$102,371	$138,745

Denominator
Weighted average shares, basic	78,003	80,614	82,208
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	2,310	3,426	2,429

Denominator for diluted calculation	80,313	84,040	84,637

Basic
Net income per share	$0.86	$1.27	$1.69

Diluted
Net income per share	$0.84	$1.22	$1.64

      Options to purchase 1.9 million, 0.3 million and 1.9 million of common stock, with exercise prices that were greater than the average market price of our common stock were outstanding at December 31, 2003, 2004, and 2005, respectively, but were not included in the computation of diluted earnings per share since inclusion of those options would have an anti-dilutive effect as the options’ exercise prices exceeded the average market price of our common stock.
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

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Currency Translation — The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income, and those resulting from translation of financial statements are included in accumulated other comprehensive income.
      Advertising Costs — The Company participates in various advertising and marketing programs. The cost of advertising and marketing programs are expensed in the period incurred. The Company has recognized advertising expenses of $30.0 million, $30.2 million and $39.7 million for the years ended 2003, 2004 and 2005.
      Stock Compensation Expense — At December 31, 2005, the Company had two stock-based employee compensation plans related to stock options, restricted stock and restricted stock units, the 2003 long term incentive plan and the 2005 long term incentive plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.
      In the first quarter of 2005, the Company changed the valuation model used for estimating the fair value of options granted from a Black-Scholes option pricing model to a Binomial lattice pricing model. This change was made in order to provide a better estimate of fair value. The Binomial model can incorporate a range of possible outcomes over an option’s term and can be adjusted for changes in certain assumptions over time. The Black-Scholes model assumptions are more constant over time, which is not always consistent with an employee’s exercise behavior. In accordance with APB Opinion No. 20, “Accounting Changes,” this change was made for options granted to employees beginning in the first quarter of 2005. Options to purchase a total of 2.1 million shares of common stock were granted during 2005 at a weighted average fair value of $16.60 per share. The historical Black-Scholes model would have produced a pro forma stock compensation expense that was approximately 14% lower than that derived

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
from the Binomial model. As a result of this change, the after-tax increase in pro forma stock-based employee compensation expense for the year ended December 31, 2005 was approximately $1.1 million.

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except per share
	amounts)
Net income, as reported	$67,298	$102,371	$138,745
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,725	10,249	8,839
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(15,057)	(19,756)	(22,849)

	$55,966	$92,864	$124,735

Net income per share:
Basic-as reported	$0.86	$1.27	$1.69
Basic-pro forma	$0.72	$1.15	$1.52
Diluted-as reported	$0.84	$1.22	$1.64
Diluted-pro forma	$0.70	$1.11	$1.47
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
      Derivative Instruments — Historically, the Company used interest rate swaps to hedge its exposure to interest and foreign exchange rate changes. The Company accounts for its derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended”, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive income until the hedged item is recognized in net income. For derivatives that do not qualify as hedges under SFAS No. 133, the change in fair value is recorded as part of earnings. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes.
      Recently Issued Accounting Standards — In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. The Company adopted the provisions of SOP 03-03 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, statements of income, or liquidity.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.
      In March 2005, the SEC released SAB 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. The Company expects to adopt the modified prospective method and expects it to have a material impact on its statements of income and earnings per share.
      The Company will adopt SFAS 123(R) in the first quarter of 2006. In 2006, the Company will recognize approximately $21.8 million in expense for unvested stock options as of December 31, 2005, issued prior to January 1, 2006, which were previously not expensed under APB No. 25. In 2005, the amount included in the Company’s pro forma disclosure was approximately $22.0 million for stock option expense. The total expense in 2006 and beyond will depend on several variables, including the number of share-based awards granted, the fair value of those awards, and the period the vesting of those awards is recognized over; therefore the actual expense may be different from this estimate.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on the consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 nullifies certain provisions of (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial condition, statements of income, or liquidity upon adoption on January 1, 2006.
      Reclassifications — For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation.

3.	BUSINESS ACQUISITIONS
      During the past three years the Company completed the following acquisitions:

Business	Month Acquired	Consideration	Segment

2005:
Atrana Solutions, Inc.	May 2005	Cash for Common Stock	Transaction Services
Bigfoot Interactive, Inc.	September 2005	Cash for Equity	Marketing Services
2004:
Epsilon Data Management, Inc.	October 2004	Cash for Common Stock	Marketing Services
Capstone Consulting Partners, Inc.	November 2004	Cash for Common Stock	Transaction Services
2003:
ExoLink Corporation	January 2003	Cash for Assets	Transaction Services
Conservation Billing Services, Inc.	September 2003	Cash for Common Stock	Transaction Services
Orcom Solutions, Inc.	December 2003	Cash for Common Stock	Transaction Services

2005 Acquisitions:
      In May 2005, the Company acquired the stock of Atrana Solutions Inc., a provider of point-of-sale technology services. Total consideration paid was approximately $13.1 million, including $1.5 million which was placed in escrow for a period of 12 to 18 months to satisfy potential indemnification claims. The results of operations for Atrana have been included since the date of acquisition and are reflected in our Transaction Services segment.
      On September 30, 2005, the Company acquired Bigfoot Interactive Inc., (“Epsilon Interactive”), a leading full-service provider of strategic ROI-focused e-mail communications and marketing automation solutions. Total consideration paid was approximately $133.5 million, including $8.8 million which was

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     BUSINESS ACQUISITIONS — (Continued)
placed in escrow for a period of six to 18 months and additional closing costs. The purchase price allocation was as follows:

As of
September 30,
2005

(In thousands)
Identifiable intangible assets	$26,000
Capitalized software	3,600
Goodwill	101,913
Net assets	1,980

Purchase Price	$133,493

      The results of operations for Epsilon Interactive have been included since the date of acquisition and are reflected in our Marketing Services segment. Pro forma information has not been included as the impact is not material.

2004 Acquisitions:
      In October, 2004, the Company completed the acquisition of Epsilon Data Management, Inc. (“Epsilon”). The results of operations have been included since of the date of acquisition. Epsilon has provided customer management and loyalty solutions for over 35 years. Epsilon utilizes database technologies and analytics to evaluate value, growth and loyalty of its clients’ customers and assists clients in acquiring new customer relationships. As a result of this acquisition, the Company believes that it is in a position to continue to expand its North American presence in the loyalty market. The merger consideration consisted of approximately $310.0 million in cash. The base purchase price of $310.0 million was adjusted to $314.5 million as a result of customary post-closing purchase price adjustments and closing costs. $2.0 million of the purchase price was placed into escrow pending calculation of the final net working capital adjustment, and $10.0 million of the purchase price was placed into escrow for a period of eighteen months to satisfy potential indemnification claims. Additional closing costs were also paid in 2004.
      The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of
October 29,
2004

(In thousands)
Current assets	$31,450
Property, plant and equipment	11,341
Identifiable intangible assets	122,500
Goodwill	211,335
Other assets	12,000

Total assets acquired	388,626

Current liabilities	29,282
Deferred tax liability	39,405
Other long-term liabilities	4,089

Total liabilities assumed	72,776

Net assets acquired	$315,850

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     BUSINESS ACQUISITIONS — (Continued)
      The following unaudited pro forma results of operations of the Company are presented as if the Epsilon transaction was completed as of the beginning of the periods being presented. The following unaudited pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the transaction had been completed as of January 1, 2004 or of any client losses, voluntary or involuntary, or wins during the periods presented.

2004

(In thousands)
(Unaudited)
Revenues	$1,375,169
Net income	99,327
Basic net income per share	$1.23
Diluted net income per share	$1.18
      In November 2004, the Company acquired Capstone Consulting Partners, Inc. (“Capstone”), a provider of management consulting and technical services to the energy industry. Total consideration paid in connection with the acquisition was approximately $11.4 million. Pro forma information is not presented as the impact was not material. In connection with the acquisition, the Company is required to pay the seller additional consideration for exceeding certain revenue targets, as defined in the acquisition agreement. The contingent payment is limited to $15.0 million. As of December 31, 2005, the Company had met the initial threshold and recorded a purchase price adjustment of $15.0 million of which $5.0 million is due in 2006 and $10.0 million is due in 2007.

2003 Acquisitions:
      In January 2003, the Company purchased substantially all of the assets of ExoLink Corporation, a provider of utility back office support services. In September 2003, the Company acquired Conservation Billing Services, a Florida-based submetering service provider. Through this acquisition, the Company now provides submetering services that include automated meter reading, billing and collecting for clients that manage commercial properties that house multiple tenants, such as malls and multi-family properties. In December 2003, we acquired Orcom Solutions, Inc., a leading provider of customer care and billing services to electric, gas, water and waste water utilities in North America, primarily in the mid-tier utility marketplace. Total consideration paid in connection with the 2003 acquisitions was approximately $51.7 million.

Purchase Price Allocation:
      The following table summarizes the purchase price for the acquisitions, and the allocation thereof:

	2003	2004	2005

	(In thousands)
Identifiable intangible assets	$28,896	$126,380	$36,226
Goodwill	22,765	218,622	110,589
Other net liabilities	(5)	(17,786)	(251)

Purchase price	$51,656	$327,216	$146,564

      The $36.2 million of identifiable intangible assets acquired during 2005 is comprised of $29.4 million of customer contracts, $4.9 million of computer software, $0.9 million of non-compete agreements, and $1.0 million due to a favorable lease arrangement. The assets have estimated useful lives of 3-5 years, 3-5 years, 5 years and 44 months, respectively. An independent valuation was conducted to assign a fair

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     BUSINESS ACQUISITIONS — (Continued)
market value to the intangible assets identified as part of the Epsilon Interactive acquisition on September 30, 2005.
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
      The $110.6 million of goodwill acquired during 2005 was assigned to the Marketing Services and Transaction Services segments in the amounts of $101.9 million and $8.7 million, respectively. The $218.6 million of goodwill acquired during 2004 was assigned to the Marketing Services and Transaction Services segments in the amounts of $211.3 million and $7.3 million, respectively. The goodwill associated with these acquisitions is not deductible for tax purposes.
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

	December 31, 2004				December 31, 2005

		Unrealized				Unrealized

	Cost	Gains	Losses	Fair value	Cost	Gains	Losses	Fair Value

	(In thousands)
Cash and cash equivalents	$56,333	$—	$—	$56,333	$56,651	$—	$—	$56,651
Government bonds	40,132	710	—	40,842	47,746	—	32	47,714
Corporate bonds	145,745	572	—	146,317	157,336	—	738	156,598

Total	$242,210	$1,282	$—	$243,492	$261,733	$—	$770	$260,963

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT
      Property and equipment consist of the following:

	December 31,

	2004	2005

	(In thousands)
Software development and conversion costs	$123,231	$145,022
Computer equipment and purchased software	94,056	115,248
Furniture and fixtures	66,800	65,850
Leasehold improvements	53,683	58,222
Capital leases	16,125	21,874
Construction in progress	9,892	7,686

Total	363,787	413,902
Accumulated depreciation	(216,256)	(250,930)

Property and equipment, net	$147,531	$162,972

6.	SECURITIZATION OF CREDIT CARD RECEIVABLES
      The Company regularly securitizes its credit card receivables to the WFN Trusts. During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum. The Company’s outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2006 and 2011.
      The following table shows the maturities of borrowing commitments as of December 31, 2005 for the WFN Trusts by year:

					2010 &
	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Public notes	$450,000	$600,000	$600,000	$500,000	$450,000	$2,600,000
Private conduits(1)	982,857	—	—	—	—	982,857

Total	$1,432,857	$600,000	$600,000	$500,000	$450,000	$3,582857

(1)	Represents borrowing capacity, not outstanding borrowings.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     SECURITIZATION OF CREDIT CARD RECEIVABLES — (Continued)
      Seller’s interest and credit card receivables, less allowance for doubtful accounts consists of:

	December 31,

	2004	2005

	(In thousands)
Seller’s interest	$195,804	$203,614
Credit card receivables	54,797	310,698
Other receivables	9,146	3,211

Allowance	(11,673)	(38,415)

	$248,074	$479,108

      Due from securitizations consists of:

	December 31,

	2004	2005

	(In thousands)
Spread deposits	$118,205	$117,844
I/ O strips	62,869	88,763
Residual interest in securitization trust	58,517	53,514
Excess funding deposits	4,700	11,135

	$244,291	$271,256

      The Company is required to maintain minimum interests ranging from 4% to 10% of the securitized credit card receivables. This requirement is met through seller’s interest and is supplemented through the excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations. Residual interest in securitization represents a subordinated interest in the cash flows of the WFN Trusts.
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

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     SECURITIZATION OF CREDIT CARD RECEIVABLES — (Continued)
      At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the assumptions are as follows:

		Impact on Fair Value	Impact on Fair Value
	Assumptions	of 10% Change	of 20% Change

	(In thousands)
Fair value of I/ O strip	$88,763
Weighted average life	7.5 months
Discount rate	11.0%	$(265)	$(530)
Expected yield, net of dilution	15.8%	(24,179)	(48,098)
Interest expense	5.1%	(539)	(1,077)
Net charge-offs rate	8.0%	(8,150)	(16,283)
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
      Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted rate paid on the series. The amount required to be deposited is approximately 3.8% of the investor’s interest in the WFN Trusts. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2005.
      The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,

	2003	2004	2005

	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$5,801.0	$7,060.4	$7,192.8
Proceeds from new securitizations	600.0	1,400.0	—
Servicing fees received	50.5	59.3	59.4
Other cash flows received on retained interests	286.4	317.9	349.5

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     SECURITIZATION OF CREDIT CARD RECEIVABLES — (Continued)
      The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	December 31,

	2004	2005

	(In millions)
Total principal of credit card receivables managed	$3,352.9	$3,714.5
Less credit card receivables securitized	3,377.3	3,486.6
Add credit card receivables securitized for which we do not bear the risk of loss	79.2	82.8

Credit card receivables	$54.8	$310.7

Principal amount of managed credit card receivables 90 days or more past due	$69.4	$69.3

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Net managed charge-offs	$196,631	$205,454	$207,397

7.	INTANGIBLE ASSETS AND GOODWILL
      Intangible assets consist of the following:

	December 31, 2005

		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method

	(In thousands)
Customer contracts and lists	$243,906	$(73,766)	$170,140	2-20 years — straight line
Premium on purchased credit card portfolios	77,529	(14,700)	62,829	5-10 years — straight line
Collector database	60,186	(42,292)	17,894	15% — declining balance
Tradename	12,350	—	12,350	Indefinite life
Noncompete agreements	2,400	(1,545)	855	3-5 years — straight line
Favorable lease	1,000	(68)	932	4 years — straight line

Total intangible assets	$397,371	$(132,371)	$265,000

	December 31, 2004

		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method

	(In thousands)
Customer contracts and lists	$216,277	$(45,236)	$171,041	2-20 years — straight line
Collector database	58,233	(37,831)	20,402	15% — declining balance
Premium on purchased credit card portfolios	43,137	(12,299)	30,838	5-10 years — straight line
Tradename	11,200	—	11,200	Indefinite life
Noncompete agreements	1,500	(1,202)	298	1-5 years — straight line

Total intangible assets	$330,347	$(96,568)	$233,779

      In November 2005, World Financial Capital Bank, one of the Company’s wholly-owned subsidiaries, acquired the private label credit card portfolio for the Blair Corporation and acquired approximately 2.1 million accounts and $156.5 million in outstanding balances associated with the accounts. Consideration for the purchase of credit card receivables was approximately $165.9 million. Under the

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     INTANGIBLE ASSETS AND GOODWILL — (Continued)
terms of the agreement, World Financial Capital Bank will provide Blair with a full-service private label credit card program including account acquisition and activation, card authorization, card issuance, statement generation, marketing services, remittance processing, and customer service functions. The preliminary purchase price allocation resulted in identifiable intangible assets of approximately $35.6 million. The Company expects to complete its final purchase price allocation in the first quarter of 2006.
      As a result of the Epsilon Interactive and Atrana acquisitions in 2005, the Company acquired $29.4 million of customer contracts, $0.9 million of non-compete agreements, and $1.0 million due to a favorable lease arrangement for Epsilon Interactive. In connection with the acquisitions of Epsilon and Capstone in 2004, the Company acquired approximately $102.8 million in customer contracts and a tradename with a fair value of approximately $11.2 million.
      The estimated amortization expense related to intangible assets for the next five years is as follows:

For Years Ending
December 31,

(In thousands)
2006	$50,328
2007	44,825
2008	40,753
2009	29,260
2010	27,015
Goodwill
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 respectively, are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total

	(In thousands)
December 31, 2003	$304,606	$—	$179,809	$484,415
Goodwill acquired during year	7,287	—	211,335	218,622
Goodwill disposed of during year	(380)	—	—	(380)
Effects of foreign currency translation	2,293	—	14,128	16,421
Recognition of deferred tax asset(1)	(13,371)	—	—	(13,371)
Other, primarily final purchase price adjustments	3,439	—	—	3,439

December 31, 2004	$303,874	$—	$405,272	$709,146
Goodwill acquired during year	8,676	—	101,913	110,589
Effects of foreign currency translation	340	—	6,504	6,844
Other, primarily final purchase price adjustments	22,529	—	9,362	31,891

December 31, 2005	$335,419	$—	$523,051	$858,470

(1)	The Company determined the final value of certain deferred tax assets and liabilities related primarily to net operating losses acquired as part of the acquisition of Orcom Solutions, Inc. Such amounts have been reclassified from goodwill subsequent to the acquisition.
      The Company completed annual impairment tests for goodwill on July 31, 2003, 2004 and 2005 and determined at each date that no impairment exists. No further testing of goodwill impairments will be

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     INTANGIBLE ASSETS AND GOODWILL — (Continued)
performed until July 31, 2006, unless circumstances exist that indicate that an impairment may have occurred.

8.	DEFERRED REVENUE
      A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue

	Service	Redemption	Total

	(In thousands)
December 31, 2003	$132,741	$343,646	$476,387
Cash proceeds	86,998	159,724	246,722
Revenue recognized	(73,233)	(141,261)	(214,494)
Effects of foreign currency translation	11,520	26,988	38,508

December 31, 2004	158,026	389,097	547,123
Cash proceeds	107,568	190,758	298,326
Revenue recognized	(86,829)	(168,901)	(225,730)
Effects of foreign currency translation	6,134	14,680	20,814

December 31, 2005	$184,899	$425,634	$610,533

9.	DEBT
      Debt consists of the following:

	December 31,

	2004	2005

	(In thousands)
Certificates of deposit	$94,700	$379,100
Credit facility	324,629	441,000
Other	18,194	16,844

	437,523	836,944
Less: current portion	(230,662)	(578,443)

Long term portion	$206,861	$258,501

      Certificates of Deposit — Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 2.0% to 2.7% at December 31, 2004 and 3.9% to 5.0% at December 31, 2005. Interest is paid monthly and at maturity.
      Credit Facilities — On April 7, 2005, the Company entered into amendments to its three credit facilities. The amendment to the 3-year credit facility extended the maturity date from April 10, 2006 to April 3, 2008. The amendment to the 364-day credit facility extended the maturity date from April 7, 2005 to April 6, 2006. The amendment to the Canadian credit facility extended the maturity date from April 10, 2006 to April 3, 2008 and reduced the aggregate amount of the commitments permitted thereunder by $15.0 million from $50.0 million to $35.0 million.
      On October 28, 2005, the Company entered into amendments to its three credit facilities to increase the amount of revolving commitments under the facilities and amend certain covenants. The amendment to the 3-year credit facility increased the amount of revolving commitments thereunder from

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     DEBT — (Continued)
$200.0 million to $250.0 million. The amendment to the 364-day credit facility increased the amount of revolving commitments thereunder from $205.0 million to $230.0 million. The Company anticipates extending this facility prior to its expiration. After giving effect to the three amendments, the aggregate amount of revolving commitments under the three credit facilities is $515.0 million. In addition, the amendments increased the aggregate amounts of commitments permitted under the three facilities from $500.0 million to $550.0 million. In addition, the amendments increased the amount of restricted payments permitted under the credit facilities.
      On December 21, 2005, the Company entered into amendments to its three credit facilities to amend the definition of Senior Leverage Ratio under the applicable credit facility, the maximum Senior Leverage Ratio for the applicable credit facility and the maximum Total Capitalization Ratio for the applicable credit facility, and to revise the pricing grid set forth on the appendix to the applicable credit facility in connection with the foregoing. In addition, each amendment amended the applicable credit facility to allow the Company to incur certain indebtedness that is pari passu to or junior to the indebtedness incurred by the Company under such credit facility.
      At December 31, 2005, the Company had borrowings of $441.0 million outstanding under these credit facilities (with an average interest rate of 4.6%), the Company issued no letters of credit, and had available unused borrowing capacity of approximately $74.0 million. The credit facilities limit the Company’s aggregate outstanding letters of credit to $50.0 million.
      During January 2006, the Company entered into an additional credit agreement to increase its borrowing capacity by an incremental $300.0 million. The principal amount of all outstanding loans under this credit agreement, together with any accrued but unpaid interest, are due and payable on June 30, 2006, unless otherwise paid earlier pursuant to the terms of the credit agreement. This credit agreement includes usual and customary negative covenants for credit agreements of this type. Payment of amounts due under this credit agreement are secured by guaranties, pledges of the ownership interests of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes. On January 5, 2006, the Company borrowed $300.0 million under this credit agreement, which it is using for general corporate purposes, including other debt repayment, repurchases of its common stock in connection with its stock repurchase program, mergers and acquisitions, and working capital expenditures. The Company anticipates refinancing this facility into a new term agreement.
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
      The Company utilizes its credit facilities and excess cash flows from operations to support its acquisition strategy and to fund working capital and capital expenditures. The Company was in compliance with its covenants at December 31, 2005.
      Other — The Company has other minor borrowings, primarily capital leases, with varying interest rates.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     DEBT — (Continued)
      Maturities — Debt at December 31, 2005 matures as follows (in thousands):

2006	$578,443
2007	42,332
2008	215,386
2009	622
2010	161
Thereafter	—

$836,944

10.	INCOME TAXES
      The Company files a consolidated federal income tax return.

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Components of income before income taxes:
Domestic	$74,905	$117,040	$157,027
Foreign	34,077	47,279	65,099

Total	$108,982	$164,319	$222,126

Components of income tax expense are as follows:
Current Federal	$1,630	$4,348	$52,290
State	1,403	2,114	4,793
Foreign	28,950	24,332	39,773

Total current	31,983	30,794	96,856
Deferred Federal	26,335	36,091	5,092
State	1,426	630	(3,033)
Foreign	(18,060)	(5,567)	(15,534)

Total deferred	9,701	31,154	(13,475)

Total provision for income taxes	$41,684	$61,948	$83,381

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     INCOME TAXES — (Continued)
      A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Expected expense at statutory rate	$38,144	$57,511	$77,744
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	905	1,387	1,861
State valuation allowance, net of federal benefit	—	—	(717)
Foreign earnings at other than United States rates	1,297	531	293
Non-deductible expenses	1,640	1,512	1,439
Canadian rate reduction (increase) impact	(2,679)	—	—
Other, net	2,377	1,007	2,761

Total	$41,684	$61,948	$83,381

      Deferred tax assets and liabilities consist of the following:

	December 31,

	2004	2005

	(In thousands)
Deferred tax assets Deferred revenue	$92,304	$105,304
Allowance for doubtful accounts	4,372	6,665
Net operating loss carryforwards & tax credits	46,747	34,579
Depreciation	69	2,476
Accrued expenses & other	12,467	18,336

Total deferred tax assets	155,959	167,360
Valuation Allowance	(29,298)	(15,931)

Deferred tax assets, net of valuation allowance	126,661	151,429

Deferred tax liabilities Deferred income	$35,982	$35,988
Servicing rights	22,004	31,167
Intangible assets	68,352	76,900

Total deferred tax liabilities	126,338	144,055

Net deferred tax asset	$323	$7,374

Amounts recognized in the consolidated balance sheet:
Current assets	$49,606	$70,221

Non-current liabilities	$49,283	$62,847

      At December 31, 2005, the Company has, for federal income tax purposes, approximately $56.4 million of net operating loss carryovers (“NOLs”) and approximately $3.7 million of tax credits (“credits”), which expire at various times through the year 2025. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs and approximately $2.0 million of tax credits are

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     INCOME TAXES — (Continued)
subject to an annual limitation. The Company also has state NOLs of approximately $489.3 million available to offset future state taxable income. The state NOLs will expire at various times through the year 2025. The Company believes it is more likely than not that a portion of the federal and state NOLs and credits will expire before being utilized. Therefore, in accordance with FAS No. 109, “Accounting for Income Taxes”, the Company has established a valuation allowance on the portion of NOLs and credits that will expire prior to utilization. The current year decrease in the valuation allowance is primarily due to expirations, integration of acquisitions and the subsequent utilization of those NOLs.
      The Company has unremitted earnings of foreign subsidiaries of approximately $26.0 million. A deferred tax liability has not been established on the unremitted earnings, as it is management’s intention to permanently reinvest those earnings in foreign jurisdictions. If a portion were to be remitted, management believes income tax credits would substantially offset any resulting tax liability.
      The Company’s income taxes payable have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders’ equity and totaled $2.1 million, $11.2 million and $13.6 million for calendar years 2003, 2004 and 2005, respectively.
      The Canadian corporate income tax rate increased in 2003 for the 2004 tax year. The Company recorded $2.7 million of income tax benefit in 2003, to increase the deferred tax assets in Canada related to the higher income tax rate.
      As a matter of course, the Company is regularly examined by federal, state and foreign tax authorities. Although the results of these examinations are uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on the Company’s financial statements.

11.	STOCKHOLDERS’ EQUITY
      In April 2003, the Company completed a public offering of 10,350,000 shares of common stock at $19.65 per share. Limited Commerce Corp. sold 7,000,000 of these shares and the remaining 3,350,000 shares were sold by the Company. The net proceeds to the Company from the offering were $61.9 million after deducting offering expenses and its pro-rata underwriting discounts and commissions. Concurrently with the closing of the public offering, the Company used $52.7 million of the net proceeds to repay in full $52.0 million of debt outstanding, plus accrued interest, under a 10% subordinated note that the Company had issued in September 1998 to an affiliated entity of Welsh Carson Anderson & Stowe (“Welsh Carson”).
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
      On June 8, 2005, the Company’s Board of Directors authorized a repurchase program to acquire up to an aggregate of $80.0 million of its outstanding common stock through June 2006. As of December 31, 2005, the Company has repurchased approximately 2,040,300 shares of its common stock for approximately $80.0 million under this program.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     STOCKHOLDERS’ EQUITY — (Continued)
      On October 27, 2005, the Company’s board of directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of its outstanding common stock through October 2006. As of December 31, 2005, the Company has repurchased approximately 1,901,800 shares of its common stock for approximately $68.8 million under this program.

12.	STOCK COMPENSATION PLANS
      The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.
      On April 4, 2003, the Board of Directors of the Company adopted the 2003 long term incentive plan and the stockholders approved it at the Company’s 2003 annual meeting of stockholders on June 10, 2003. This plan reserves 6,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates.
      On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Company’s 2005 long term incentive plan, effective July 1, 2005. This plan reserves 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates.
      Terms of all awards are determined by the Board of Directors or the compensation committee of the Board of Directors or its designee at the time of award. The following table summarizes the Company’s restricted stock awards for the years ended December 31, 2003, 2004, and 2005, respectively.

	Performance
	Based	Time Based(1)	Total

Balance at January 1, 2003	—	—	—
Shares granted	116,875	7,637	124,512
Shares vested	(116,875)	(7,637)	(124,512)
Shares cancelled	—	—	—

Balance at December 31, 2003	—	—	—

Shares granted	125,778	195,347	321,125
Shares vested	(121,778)	(4,347)	(126,125)
Shares cancelled	(4,000)	—	(4,000)

Balance at December 31, 2004	—	191,000	191,000

Shares granted	153,086	388,794	541,880
Shares vested	(141,693)	(78,876)	(220,569)
Shares cancelled	(11,393)	(31,078)	(42,471)

Balance at December 31, 2005	—	469,840	469,840

(1)	Amounts include 7,637, 4,347 and 4,489 shares of stock issued to the Board of Directors for 2003, 2004 and 2005, respectively. The shares vest immediately, but are subject to transfer restrictions until one year after the director’s service on the Board terminates. Additionally, as of December 31, 2005, 28,662 shares awarded to certain Canadian employees had been grated, but not yet issued.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	STOCK COMPENSATION PLANS — (Continued)
      The restrictions of performance based shares do not lapse unless specified performance measures tied to either cash earnings per share or total shareholder return are met. If these performance targets are met, the restrictions on these shares lapse at the end of a three-year period. However, the Company’s Board of Directors may accelerate the lapsing of such restrictions if certain annual cash earnings per share performance targets are met.
      Additionally the Company awarded shares of time-based restricted stock under the plans, with vesting periods of one to four years. For those time-based restricted shares awarded in 2005, the Company recorded $13.3 million (the aggregate value of the common stock based on the market price at the date of the award) as unearned compensation in the stockholders’ equity section of the accompanying balance sheet.
      During 2003, 2004 and 2005, the Company recognized total stock compensation expense of $5.9 million, $15.8 million and $14.1 million, respectively.
      As of January 1, 2005, the fair value of each option award is estimated on the date of grant using a Binomial lattice model. Prior to January 1, 2005, the fair value of each option award was estimated on the grant date using a Black-Scholes valuation model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,

	2003	2004	2005

Expected dividend yield	—	—	—
Risk-free interest rate	3.2%	3.4%	3.9%
Expected life of options (years)	4.0	4.0	6.4
Assumed volatility	33.9%	38.0%	32.4%
Weighted average fair value	$7.54	$11.94	$16.60
      The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable

		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price

	(In thousands, except per share amounts)
Balance at January 1, 2003	7,021	$13.48
Granted	1,733	24.05
Exercised	(1,393)	12.54
Cancelled	(289)	14.65

Balance at December 31, 2003	7,072	$16.20	4,109	$16.20

Granted	2,001	$32.93
Exercised	(2,131)	14.80
Cancelled	(327)	23.00

Balance at December 31, 2004	6,615	$21.33	3,261	$14.08

Granted	2,102	$41.00
Exercised	(1,506)	17.86
Cancelled	(531)	32.80

Balance at December 31, 2005	6,680	$27.19	3,319	$18.01

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	STOCK COMPENSATION PLANS — (Continued)
      The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2005:

	Outstanding			Exercisable

		Remaining Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

	(In thousands, except per share amounts)
$9.00 to $12.00	1,073	3.9	$10.84	1,073	$10.84
$12.01 to $15.00	1,121	5.3	$14.93	1,121	$14.93
$15.01 to $22.00	82	6.8	$18.80	62	$18.67
$22.01 to $29.00	1,020	7.5	$24.22	603	$24.22
$29.01 to $39.00	1,390	8.3	$32.04	364	$31.79
$39.01 to $47.00	1,994	9.1	$41.38	96	$42.32

	6,680			3,319

13.	EMPLOYEE BENEFIT PLANS
      On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), effective on July 1, 2005. No employee may purchase more than $25,000 in stock under the ESPP in any calendar year, and no employee may purchase stock under the ESPP if such purchase would cause the employee to own more than 5% of the voting power or value of the Company’s common stock. The ESPP provides for three month offering periods, commencing on the first trading day of each calendar quarter and ending on the last trading day of each calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each quarter. An employee may elect to pay the purchase price of such common stock through payroll deductions. The maximum number of shares that were reserved for issuance under the ESPP is 1,500,000 shares, and subject to adjustment as provided in the ESPP. Employees are required to hold any stock purchased through the ESPP for 180 days prior to any sale or withdrawal of shares. Approximately 563,953 shares of common stock have been purchased under the plan since its adoption, with approximately 150,378 shares purchased in 2005.
      On June 7, 2005, the stockholders, at the annual meeting of stockholders, approved the Executive Annual Incentive Plan. Under the plan, the Company may grant to each eligible employee, including executive officers and other key employees, incentive awards to receive cash upon the achievement of pre-established performance goals. No participant may be granted performance awards in excess of $5.0 million in any calendar year.
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
based on the profitability of the Company. This contribution, subject to Board of Directors approval, is based on a percentage of pay and is subject to a five year vesting schedule. The participants in the plan can direct their contributions and the Company’s matching contribution to nine investment options, including the Company’s common stock. Company contributions for associates age 65 or older vest immediately. Contributions for the years ended December 31, 2003, 2004 and 2005 were $9.3 million, $11.3 million and $14.2 million, respectively.
      The Company also provides a Deferred Profit Sharing Plan for its Canadian employees after one year of service. Company contributions range from one to four percent of earnings, based on years of service.
      The Company also maintains an Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan provides an opportunity for a select group of management and highly compensated employees to defer on a pre-tax basis a portion of their regular compensation and bonuses payable for services rendered and to receive certain employer contributions

14.	COMMITMENTS AND CONTINGENCIES
AIR MILES Reward Program
      The Company has entered into certain contractual arrangements that result in a fee being billed to sponsors upon redemption of AIR MILES reward miles. The Company has obtained revolving letters of credit and other assurances from certain of these sponsors for the Company’s benefit that expire at various dates. These letters of credit total $109.3 million at December 31, 2005, which exceeds the estimated amount of the obligation to provide travel and other rewards.
      The Company currently has an obligation to fund redemption of AIR MILES reward miles as they are redeemed by collectors. The Company believes that the redemption settlement assets are sufficient to meet that obligation.
      The Company has entered into certain long-term arrangements to purchase tickets from airlines and other suppliers in connection with redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to make purchases at set prices. Under these agreements, the Company is required to pay annual minimums of approximately $22.1 million.
Leases
      The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $48.2 million, $43.7 million and $45.9 million for the years ended December 31, 2003, 2004 and 2005 respectively.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     COMMITMENTS AND CONTINGENCIES — (Continued)
      Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2005 are:

	Operating	Capital
Year:	Leases	Leases

	(In thousands)
2006	$41,419	$7,340
2007	35,722	6,465
2008	26,910	4,992
2009	19,902	861
2010	15,744	164
Thereafter	59,431	—

Total	$199,128	19,822

Less amount representing interest		(3,412)

Total present value of minimum lease payments		$16,410

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
      Quantitative measures established by regulation to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital to average assets (as defined) (“total capital ratio”, “Tier 1 capital ratio” and “leverage ratio”, respectively). Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2005, WFNNB’s Tier 1 capital ratio was 33.1%, total capital ratio was 34.6% and leverage ratio was 54.0%, and WFNNB was not subject to a capital directive order.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     COMMITMENTS AND CONTINGENCIES — (Continued)
      The Company’s industrial bank, World Financial Capital Bank, is authorized to do business by the State of Utah and the Federal Deposit Insurance Corporation. World Financial Capital Bank is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses and operate within its three-year business plan. While the consequence of losing the World Financial Capital Bank authority to do business would be significant, the Company believes that the risk of such loss is minimal as a result of the precautions it has taken and the management team it has in place.
      As part of an acquisition in 2003 by World Financial Network National Bank, which required approval by the OCC, the OCC required World Financial Network National Bank to enter into an operating agreement with the OCC and a capital adequacy and liquidity maintenance agreement with the Company. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. World Financial Network National Bank does not expect that the operating agreement will require any changes in World Financial Network National Bank’s current operations. The capital adequacy and liquidity maintenance agreement memorializes the Company’s current obligations to World Financial Network National Bank.
      If either of the Company’s depository institution subsidiaries, World Financial Network National Bank or World Financial Capital Bank, failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates, and if the Company did not divest such depository institution upon such an occurrence, the Company would become subject to regulation under the Bank Holding Company Act. This would require the Company to cease certain activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act.
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
      Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2005, the Company had approximately 28.5 million cardholders, having unused lines of credit averaging $813 per account.
Legal Proceedings
      From time to time, the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material adverse affect on its business or financial condition, including claims and lawsuits alleging breaches of contractual obligations.

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
      Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2004		2005

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Financial assets
Cash and cash equivalents	$84,409	$84,409	$143,213	$143,213
Due from card associations	10,995	10,995	58,416	58,416
Trade receivables, net	158,236	158,236	203,883	203,883
Seller’s interest and credit card receivables, net	248,074	248,074	479,108	479,108
Redemption settlement assets, restricted	243,492	243,492	260,963	260,963
Due from securitizations	244,291	244,291	271,256	271,256
Financial liabilities
Accounts payable	56,214	56,214	67,384	67,384
Merchant settlement obligations	77,980	77,980	127,038	127,038
Debt	437,523	437,523	836,944	836,944
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
      As of December 31, 2005, the Company had no outstanding derivatives. The Company recognized approximately $1.1 million, $0.1 million, and zero, before tax, in additional fair value losses related to derivative agreements for the years ended December 31, 2003, 2004 and 2005, respectively.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	PARENT-ONLY FINANCIAL STATEMENTS
      ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. The stand alone parent-only financial statements are presented below.
Balance Sheets

	December 31,

	2004	2005

	(In thousands)
Assets:
Cash and cash equivalents	$551	$5
Investment in subsidiaries	652,819	733,444
Intercompany receivables	692,088	874,157
Other assets	469	3,171

Total assets	$1,345,927	$1,610,777

Liabilities:
Current debt	$130,000	$230,000
Long-term and subordinated debt	173,000	211,000
Other liabilities	172,407	248,670

Total liabilities	475,407	689,670
Stockholders’ equity	870,520	921,107

Total liabilities and stockholders’ equity	$1,345,927	$1,610,777

Statements of Income

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Interest from loans to subsidiaries	$15,790	$20,049	$27,235
Dividends from subsidiaries	1,700	100,900	100,000

Total revenue	17,490	120,949	127,235
Interest expense, net	6,017	4,429	11,665
Other expenses	4,505	239	140

Total expenses	10,522	4,668	11,805

Income before income taxes and equity in undistributed net income of subsidiaries	6,968	116,281	115,430
Provision for income taxes	4,583	4,567	10,192

Income before equity in undistributed net income of subsidiaries	2,385	111,714	105,238
Equity in undistributed net income of subsidiaries	64,913	(9,343)	33,507

Net income	$67,298	$102,371	$138,745

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.     PARENT-ONLY FINANCIAL STATEMENTS — (Continued)
Statements of Cash Flows

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Net cash provided by (used in) operating activities	$110,922	$(8,926)	$18,292
Investing activities:
Net cash paid for corporate acquisitions	(59,987)	(314,453)	(140,901)
Loans to subsidiaries	(140,250)	—	—

Net cash used in investing activities	(200,237)	(314,453)	(140,901)

Financing activities:
Credit facility and subordinated debt	543,000	765,000	1,264,000
Repayment of credit facility and subordinated debt	(536,000)	(577,000)	(1,126,000)
Purchase of treasury shares	—	—	(145,043)
Net proceeds from issuances of common stock	81,438	34,528	29,106
Dividends paid	1,376	100,900	100,000

Net cash provided by financing activities	89,814	323,428	122,063

Increase (decrease) in cash and cash equivalents	499	49	(546)
Cash and cash equivalents at beginning of year	3	502	551

Cash and cash equivalents at end of year	$502	$551	$5

18.	SEGMENT INFORMATION
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
      The Company operates in three reportable segments: Transaction Services, Credit Services and Marketing Services.

•	Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (issuer services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated municipal utilities (utility services) and point-of-sale services (merchant services).

•	Credit Services provides private label, commercial and co-brand credit card receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label credit card programs.

•	Marketing Services provides loyalty and database marketing programs such as the AIR MILES Reward Program and database marketing services.

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     SEGMENT INFORMATION — (Continued)
      The Transaction Services segment performs card processing and servicing activities related to the Credit Services segment. For this, the Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on estimated current market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for the Transaction Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by the Transaction Services segment from servicing the Credit Services segment, and consequently paid by the Credit Services segment to the Transaction Services segment, are set forth opposite “Other and eliminations” in the tables below.
      The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated equally across the segments.
      Interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Total assets are not allocated to the segments.

	Transaction	Credit	Marketing	Other/
Year Ended December 31, 2003	Services	Services	Services	Elimination	Total

	(In thousands)
Revenues	$614,454	$433,701	$289,764	$(291,375)	$1,046,544
Adjusted EBITDA(1)	88,001	76,957	46,281	—	211,239
Depreciation and amortization	51,508	5,581	17,472	—	74,561
Stock compensation expense	1,963	1,963	1,963	—	5,889
Operating income	34,530	69,413	26,846	—	130,789
Other expenses	—	—	—	4,275	4,275
Fair value loss on interest rate derivative	—	(2,851)	—	—	(2,851)
Interest expense, net	—	—	—	14,681	14,681
Income before income taxes	$34,530	$66,562	$26,846	$(18,956)	$108,982
Capital expenditures	$30,367	$4,252	$12,336	$—	$46,955

	Transaction	Credit	Marketing	Other/
Year Ended December 31, 2004	Services	Services	Services	Elimination	Total

	(In thousands)
Revenues	$681,736	$513,988	$375,630	$(313,916)	$1,257,438
Adjusted EBITDA(1)	97,465	125,718	56,081	—	279,264
Depreciation and amortization	61,786	7,938	21,674	—	91,398
Stock compensation expense	5,255	5,256	5,256	—	15,767
Operating income	30,424	112,524	29,151	—	172,099
Fair value loss on interest rate derivative	—	(808)	—	—	(808)
Interest expense, net	—	—	—	6,972	6,972
Income before income taxes	$30,424	$111,716	$29,151	$(6,972)	$164,319
Capital expenditures	$29,691	$1,375	$17,263	$—	$48,329

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     SEGMENT INFORMATION — (Continued)

	Transaction	Credit	Marketing	Other/
Year Ended December 31, 2005	Services	Services	Services	Elimination	Total

	(In thousands)
Revenues	$699,884	$561,413	$604,145	$(313,005)	$1,552,437
Adjusted EBITDA(1)	90,074	162,481	97,903	—	350,458
Depreciation and amortization	56,583	6,647	36,477	—	99,707
Stock compensation expense	4,715	4,714	4,714	—	14,143
Operating income	28,776	151,120	56,712	—	236,608
Interest expense, net	—	—	—	14,482	14,482
Income before income taxes	$28,776	$151,120	$56,712	$(14,482)	$222,126
Capital expenditures	$43,408	$2,152	$20,340	$—	$65,900

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and amortization. The adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which senior management is evaluated.
Information concerning principal geographic areas is as follows:

	United States	Rest of World(1)	Total

	(In thousands)
Revenues
Year Ended December 31, 2003	$762,004	$284,540	$1,046,544
Year Ended December 31, 2004	913,378	344,060	1,257,438
Year Ended December 31, 2005	1,135,968	416,469	1,552,437
Total assets
December 31, 2004	$1,623,430	$615,650	$2,239,080
December 31, 2005	2,244,288	681,794	2,926,082

(1)	Primarily Canada.

19.	RELATED PARTY TRANSACTIONS
      One of the Company’s stockholders, Welsh, Carson, Anderson & Stowe and related affiliates (“WCAS”), has provided significant financing to the Company. During 2003, the Company repaid $52.0 million of 10% subordinated notes to WCAS.

20.	SUBSEQUENT EVENTS
      In February 2006, the Company reached an agreement to acquire DoubleClick E-mail Solutions, an operating unit of DoubleClick Inc. DoubleClick E-mail Solutions is a permission-based e-mail marketing service provider, with operations across North America, Europe and Asia/ Pacific. Total consideration for the transaction is expected to be approximately $90 million. The acquisition is anticipated to close before the end of the first quarter 2006.
      Additionally, the Company has acquired ICOM Information and Communication Inc. (ICOM) in February 2006, a provider of targeted list, marketing data and communication solutions for the direct

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     SUBSEQUENT EVENTS — (Continued)
response, consumer packaged goods (CPG) and over-the-counter pharmaceutical industries in North America. Total consideration for the transaction was approximately $30 million.

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      Unaudited quarterly results of operations for the years ended December 31, 2004 and 2005 are presented below.

	Quarter Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

	(In thousands, except per share amounts)
Revenues	$312,023	$299,709	$298,872	$346,834
Operating expenses	256,874	253,469	256,114	318,882
Fair value loss on interest rate derivative	509	299	—	—
Interest expense, net	2,729	971	1,029	2,243

Income before income taxes	51,911	44,970	41,729	25,709
Provision for income taxes	19,570	16,954	15,732	9,692

Net income	$32,341	$28,016	$25,997	$16,017

Net income per share — basic	$0.40	$0.35	$0.32	$0.20

Net income per share — diluted	$0.39	$0.33	$0.31	$0.19

	Quarter Ended

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

	(In thousands, except per share amounts)
Revenues	$375,875	$370,568	$384,813	$421,181
Operating expenses	313,626	313,221	325,008	363,974
Interest expense, net	2,761	2,353	2,422	6,946

Income before income taxes	59,488	54,994	57,383	50,261
Provision for income taxes	22,306	20,611	21,532	18,932

Net income	$37,182	$34,383	$35,851	$31,329

Net income per share — basic	$0.45	$0.42	$0.43	$0.39

Net income per share — diluted	$0.43	$0.40	$0.42	$0.38

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
Date: March 3, 2006
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Michael Parks J. Michael Parks	Chairman of the Board, Chief Executive Officer and Director	March 3, 2006

/s/ Edward J. Heffernan Edward J. Heffernan	Executive Vice President and Chief Financial Officer	March 3, 2006

/s/ Michael D. Kubic Michael D. Kubic	Senior Vice President, Corporate Controller, and Chief Accounting Officer	March 3, 2006

/s/ Bruce K. Anderson Bruce K. Anderson	Director	March 3, 2006

/s/ Roger H. Ballou Roger H. Ballou	Director	March 3, 2006

/s/ Lawrence M. Benveniste, Ph.D. Lawrence M. Benveniste, Ph.D.	Director	March 3, 2006

/s/ D. Keith Cobb D. Keith Cobb	Director	March 3, 2006

/s/ E. Linn Draper, Jr., Ph.D. E. Linn Draper, Jr., Ph.D.	Director	March 3, 2006

/s/ Kenneth R. Jensen Kenneth R. Jensen	Director	March 3, 2006

/s/ Robert A. Minicucci Robert A. Minicucci	Director	March 3, 2006

SCHEDULE II
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning			Balance at
Description	of Period	Increases	Deductions	End of Period

	(In thousands)
Allowance for Doubtful Accounts — Trade receivables:
Year Ended December 31, 2003	$2,255	$2,138	$(3,077)	$1,316
Year Ended December 31, 2004	1,316	1,166	(1,024)	1,458
Year Ended December 31, 2005	1,458	851	(230)	2,079
Allowance for Doubtful Accounts — Seller’s interest and credit card receivables:
Year Ended December 31, 2003	5,912	37,783	(26,544)	17,151
Year Ended December 31, 2004	17,151	12,765	(18,243)	11,673
Year Ended December 31, 2005	11,673	47,420	(20,678)	38,415