Form 10-K/A
period 2005-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2006-03-07
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
      We are filing this Amendment No. 1 on Form 10-K/A to correct two typographical errors in our Form 10-K filed on March 3, 2006 (the “Original Filing”). Under Item 1A. Risk Factors, page 13, the percentage of consolidated revenue with the Limited Brands and its retail affiliates was incorrectly stated as 17.7% and has been corrected to 11.7%. Under Item 8., Note 8, “Deferred Revenue”, the amount of total revenue recognized for 2005 was incorrectly stated as (225,730) and has been corrected to (255,730).
      Except for the matters described above, this amendment does not modify or update disclosures in the Original Filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.
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
      We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 43.1% of our consolidated revenue during the year ended December 31, 2005, with Limited Brands and its retail affiliates representing approximately 11.7% of our 2005 consolidated revenue. Our contract with Limited Brands and its retail affiliates expires in 2012. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision to either utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.
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

Exhibit
No.	Description

2.1	Purchase and Sale Agreement, dated September 5, 2002, among ADS Alliance Data Systems, Inc., Loyalty Management Group Canada, Inc. and Westcoast Energy Inc. carrying on business as Duke Energy Gas Transmission (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2002, File No. 001-15749).
2.2	Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holding,s LLC (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

Exhibit
No.	Description

2.3	First Amendment to Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holdings, LLC (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1	Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.2	Commercial Lease Agreement by and between Waterview Parkway L.P. and ADS Alliance Data Systems, Inc., dated July 16, 1997 (incorporated by reference to Exhibit No. 10.22 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.3	Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997 and amended June 19, 1997 and January 15, 1998 (incorporated by reference to Exhibit No. 10.15 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.4	Amendments of April 14, 2000, January 17, 2001, and June 12, 2002 to lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.12 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
10.5	Amendment, dated September 27, 2002, to Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada, Inc., dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.5 to our Annual Report on Form 10-K, filed with the SEC on March 3, 2006).
10.6	Amendment, dated February 18, 2005, to Lease between Cadillac Fairview Corporation Limited and Loyalty Management Group Canada, Inc., dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.6 to our Annual Report on Form 10-K, filed with the SEC on March 3, 2006).
10.7	Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.8	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

Exhibit
No.		Description

10.9		Fourth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 1, 2000 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
10.10		Fifth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 30, 2001 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
10.11		Indenture of Lease by and between OTR and ADS Alliance Data Systems, Inc., dated as of February 1, 2002, as amended (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
10.12		Lease Agreement by and between Petula Associates, Ltd. and Compass International Services, dated August 28, 1998, as amended (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.13		Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).
10.14		Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).
10.15		Sublease by and between SonicNet, Inc. and Bigfoot Interactive, Inc., dated as of March 2003 (incorporated by reference to Exhibit No. 10.15 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
10.16		Lease Agreement by and between TM Park Avenue, LLC and Epsilon Interactive, LLC, dated February 10, 2006 (incorporated by reference to Exhibit No. 10.16 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
10.17		Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 31, 2005 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
10.18		Offer to Lease by and between 592423 Ontario, Inc. and Loyalty Management Group Canada, Inc., dated November 3, 2005, to commence on September 17, 2007 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
10.19		Lease Agreement by and between Milford Partners, LLC and ADS Alliance Data Systems, Inc. dated as of July 15, 2004 (incorporated by reference to Exhibit No. 10.19 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
10.20		Lease Agreement by and between 2855 E. Cottonwood Parkway, L.C. and ADS Alliance Data Systems, Inc., dated August 27, 2002 (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
10.21		Lease of Office Space by and between Morguard Real Estate Investment Trust and Alliance Data L.P., dated December 19, 2005 (incorporated by reference to Exhibit No. 10.21 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
10.22		Lease Agreement by and between Morrison Taylor, Ltd. and ADS Alliance Data Systems, Inc. dated July 1, 1997, and amended June 18, 1998 (incorporated by reference to Exhibit No. 10.21 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000).
10.23		Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
+10	.24	Alliance Data Systems Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.23 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

Exhibit
No.		Description

+10	.25	Alliance Data Systems Corporation Executive Annual Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.26	Alliance Data Systems Corporation 2004 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2004, File No. 001-15749).
+10	.27	Alliance Data Systems Corporation 2005 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2005, File No. 001-15749).
+10	.28	Alliance Data Systems Corporation 2006 Incentive Compensation Plan. (incorporated by reference to Exhibit No. 10.28 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
+10	.29	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
+10	.30	Form of Alliance Data Systems Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623)
+10	.31	Form of Alliance Data Systems Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.36 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
+10	.32	Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit C to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.33	Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).
+10	.34	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.35	Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).
+10	.36	Form of Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).
+10	.37	Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).
+10	.38	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).
+10	.39	Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
+10	.40	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).
+10	.41	Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 20, 2001, File No. 333-65556).

Exhibit
No.		Description

+10	.42	Amendment, dated February 4, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
+10	.43	Amendment No. 2, dated April 7, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
+10	.44	Amendment No. 3, dated May 8, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
+10	.45	Amendment No. 4, dated June 9, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.32 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.46	Amendment No. 5, dated September 29, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.33 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.47	Amendment No. 6, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.34 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.48	Amendment No. 7, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.49	Amendment No. 8, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.36 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.50	Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
+10	.51	Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.52		Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333 - 94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).
10.53		Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.54		Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and August 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of world financial network credit card master trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.55		Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

Exhibit
No.	Description

10.56	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.57	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).
10.58	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.59	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).
10.60	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333- 60418, 333-60418-01 and 333-113669).
10.61	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333- 113669).
10.62	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.63	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company, as supplemented by the Series 2001-A Indenture Supplement, the Series 2002-A Indenture Supplement, the Series 2002-VFN Supplement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).
10.64	Series 2003-A Indenture Supplement, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust filed with the SEC on August 28, 2003, File No. 333-60418-01).
10.65	Series 2004-A Indenture Supplement, dated as of May 19, 2004 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

Exhibit
No.	Description

10.66	Series 2004-B Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.67	Series 2004-C Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.68	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).
10.69	Issuance Supplement to Series 2003-A Indenture Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 of the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Trust on August 28, 2003, File No. 333-60418-01).
10.70	Credit Agreement (3-Year), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.71	First Amendment to Credit Agreement (3-Year), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.72	Second Amendment to Credit Agreement (3-Year), dated as of April 7, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).
10.73	Third Amendment to Credit Agreement (3-Year), dated as of October 28, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).
10.74	Fourth Amendment to Credit Agreement (3-Year), dated as of December 21, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).
10.75	Credit Agreement (364-Day), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).

Exhibit
No.	Description

10.76	First Amendment to Credit Agreement (364-Day) dated as of April 8, 2004, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004, File No. 001-15749).
10.77	Second Amendment to Credit Agreement (364-Day), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.78	Third Amendment to Credit Agreement (364-Day), dated as of April 7, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).
10.79	Fourth Amendment to Credit Agreement (364-Day), dated as of October 28, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).
10.80	Fifth Amendment to Credit Agreement (364-Day), dated as of December 21, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).
10.81	Credit Agreement (Canadian), dated as of April 10, 2003, by and among Loyalty Management Group Canada Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.82	First Amendment to Credit Agreement (Canadian), dated as of October 21, 2004, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.83	Second Amendment to Credit Agreement (Canadian), dated as of April 7, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).
10.84	Third Amendment to Credit Agreement (Canadian), dated as of October 28, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).
10.85	Fourth Amendment to Credit Agreement (Canadian), dated as of December 21, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).

Exhibit
No.		Description

10.86		Credit Agreement, dated as of January 3, 2006, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., as Guarantor, the Banks party thereto, and Harris N.A., as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
+10	.87	Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Daniel P. Finkelman, Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Transient C. Taylor, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
+10	.88	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
10.89		Stockholders Agreement dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.90		First Amendment, dated as of April 9, 2003, to Stockholders Agreement, dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
21		Subsidiaries of the Registrant (incorporated by reference to Exhibit No. 21 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006).
*23	.1	Consent of Deloitte & Touche LLP.
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
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

8.	DEFERRED REVENUE
      A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue

	Service	Redemption	Total

	(In thousands)
December 31, 2003	$132,741	$343,646	$476,387
Cash proceeds	86,998	159,724	246,722
Revenue recognized	(73,233)	(141,261)	(214,494)
Effects of foreign currency translation	11,520	26,988	38,508

December 31, 2004	158,026	389,097	547,123
Cash proceeds	107,568	190,758	298,326
Revenue recognized	(86,829)	(168,901)	(255,730)
Effects of foreign currency translation	6,134	14,680	20,814

December 31, 2005	$184,899	$425,634	$610,533

9.	DEBT
      Debt consists of the following:

	December 31,

	2004	2005

	(In thousands)
Certificates of deposit	$94,700	$379,100
Credit facility	324,629	441,000
Other	18,194	16,844

	437,523	836,944
Less: current portion	(230,662)	(578,443)

Long term portion	$206,861	$258,501

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Data Systems Corporation

By:	/s/ J. Michael Parks

J. Michael Parks
Chairman of the Board, Chief Executive Officer
and Director
Date: March 7, 2006

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