Form 10-Q
period 2006-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2006-05-05
CIK 1101215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

As of May 1, 2006, 81,212,893 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
	(in thousands, except
	per share amounts)

ASSETS
Cash and cash equivalents	$143,213	$256,828
Due from card associations	58,416	13,950
Trade receivables, less allowance for doubtful accounts ($2,079 and $1,849 at December 31, 2005 and March 31, 2006, respectively)	203,883	195,814
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($38,415 and $39,274 at December 31, 2005 and March 31, 2006, respectively)	479,108	428,963
Deferred tax asset, net	70,221	70,221
Other current assets	87,612	102,738

Total current assets	1,042,453	1,068,514
Redemption settlement assets, restricted	260,963	266,394
Property and equipment, net	162,972	169,927
Due from securitizations	271,256	223,662
Intangible assets, net	265,000	252,180
Goodwill	858,470	866,914
Other non-current assets	64,968	60,311

Total assets	$2,926,082	$2,907,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$67,384	$72,336
Accrued expenses	198,707	156,325
Merchant settlement obligations	127,038	97,335
Certificates of deposit	342,600	253,100
Credit facilities and other debt, current	235,843	305,775
Other current liabilities	76,999	78,887

Total current liabilities	1,048,571	963,758
Deferred tax liability, net	62,847	59,662
Deferred revenue	610,533	618,786
Certificates of deposit	36,500	25,100
Long-term and other debt	222,001	257,194
Other liabilities	24,523	11,992

Total liabilities	2,004,975	1,936,492
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 84,765 shares and 85,449 shares at December 31, 2005 and March 31, 2006, respectively	848	854
Unearned compensation	(14,504)	—
Additional paid-in capital	743,545	753,138
Treasury stock, at cost (4,360 shares and 5,030 shares at December 31, 2005 and March 31, 2006, respectively)	(154,952)	(184,587)
Retained earnings	338,081	394,502
Accumulated other comprehensive income	8,089	7,503

Total stockholders’ equity	921,107	971,410

Total liabilities and stockholders’ equity	$2,926,082	$2,907,902

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	March 31,
	2005	2006
	(in thousands, except
	per share amounts)

Revenues
Transaction	$142,964	$164,019
Redemption	62,667	78,948
Securitization income and finance charges, net	114,464	160,879
Database marketing fees	44,870	54,289
Other revenue	10,910	19,096

Total revenue	375,875	477,231
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	264,157	330,319
General and administrative	24,299	19,966
Depreciation and other amortization	15,329	15,217
Amortization of purchased intangibles	9,841	12,321

Total operating expenses	313,626	377,823
Operating income	62,249	99,408
Interest expense, net	2,761	8,537

Income before income taxes	59,488	90,871
Provision for income taxes	22,306	34,450

Net income	$37,182	$56,421

Net income per share — basic	$0.45	$0.70

Net income per share — diluted	$0.43	$0.69

Weighted average shares — basic	82,329	80,065

Weighted average shares — diluted	85,713	81,667

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2005	2006
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,182	$56,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,339	12,053
Amortization	14,831	15,485
Deferred income taxes	(2,037)	(3,294)
Provision for doubtful accounts	648	3,557
Non-cash stock compensation	1,444	7,304
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	11,890	20,057
Change in merchant settlement activity	(5,974)	14,763
Change in other assets	6,324	(12,075)
Change in accounts payable and accrued expenses	(5,712)	(32,334)
Change in deferred revenue	6,045	10,935
Change in other liabilities	3,574	(19,664)
Tax benefit of stock option exercises	6,961	—
Excess tax benefits from stock-based compensation	—	(4,412)
Other	(4,856)	1,980

Net cash provided by operating activities	80,659	70,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(2,401)	(6,156)
Payments for acquired businesses, net of cash acquired	(2,322)	(36,124)
Net decrease in seller’s interest and credit card receivables	53,584	56,269
Change in due from securitizations	46,064	52,170
Capital expenditures	(11,905)	(20,397)
Other	319	404

Net cash provided by investing activities	83,339	46,166
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	163,575	465,323
Repayment of borrowings	(201,575)	(359,000)
Certificate of deposit issuances	—	20,000
Repayments of certificates of deposits	(59,200)	(120,900)
Payment of capital lease obligations	(1,890)	(2,093)
Excess tax benefits from stock-based compensation	—	4,412
Proceeds from issuance of common stock	7,527	14,544
Purchase of treasury shares	—	(25,633)

Net cash used in financing activities	(91,563)	(3,347)

Effect of exchange rate changes on cash and cash equivalents	(144)	20

Change in cash and cash equivalents	72,291	113,615
Cash and cash equivalents at beginning of period	84,409	143,213

Cash and cash equivalents at end of period	$156,700	$256,828

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,903	$8,081

Income taxes paid, net of refunds	$18,957	$32,548

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2005.

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

For purposes of comparability, certain prior period amounts, including marketing service revenue, have been reclassified to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.

2.	SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended
	March 31,
	2005	2006
	(in thousands, except per share amounts)

Numerator
Net income available to common stockholders	$37,182	$56,421

Denominator
Weighted average shares, basic	82,329	80,065
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	370	224
Net effect of dilutive stock options	3,014	1,378

Denominator for diluted calculation	85,713	81,667

Basic
Net income per share	$0.45	$0.70

Diluted
Net income per share	$0.43	$0.69

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

In February 2006, the Company acquired Toronto-based iCom Information & Communications, Inc. (“ICOM”), a leading provider of targeted list, marketing data and communications solutions for the pharmaceutical industry in North America. Total consideration paid was approximately $35.6 million as of the closing date, including approximately $3.5 million which was placed in escrow for a period of up to 18 months to satisfy potential working capital adjustments and indemnification claims. As a result of this acquisition, the Company acquired approximately $10.8 million of customer contracts and $2.3 million of capitalized software. The results of operations for ICOM have been included since the date of acquisition and are reflected in our Marketing Services segment.

In April 2006, the Company acquired DoubleClick Email Solutions, one of the largest permission-based email marketing service providers, with operations across North America, Europe and Asia/Pacific. Total consideration paid was approximately $90.0 million.

4.	INTANGIBLE ASSETS AND GOODWILL

  Intangible Assets

Intangible assets consist of the following:

	March 31, 2006
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in thousands)

Customer contracts and lists	$254,511	$(82,416)	$172,095	2-20 years—straight line
Premium on purchased credit card portfolios	65,643	(16,680)	48,963	5-10 years—straight line or accelerated
Collector database	59,934	(42,835)	17,099	15%—declining balance
Tradename	12,350	—	12,350	Indefinite life
Noncompete agreements	2,400	(1,590)	810	3-5 years—straight line
Favorable lease	1,000	(137)	863	4 years—straight line

Total intangible assets	$395,838	$(143,658)	$252,180

	December 31, 2005
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in thousands)

Customer contracts and lists	$243,906	$(73,766)	$170,140	2-20 years—straight line
Premium on purchased credit card portfolios	77,529	(14,700)	62,829	5-10 years—straight line
Collector database	60,186	(42,292)	17,894	15%—declining balance
Tradename	12,350	—	12,350	Indefinite life
Noncompete agreements	2,400	(1,545)	855	3-5 years—straight line
Favorable lease	1,000	(68)	932	4 years—straight line

Total intangible assets	$397,371	$(132,371)	$265,000

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	INTANGIBLE ASSETS AND GOODWILL — (Continued)

  Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total
		(in thousands)

Beginning balance	$335,419	$—	$523,051	$858,470
Goodwill acquired during the period	—	—	9,850	9,850
Effects of foreign currency translation	(44)	—	(1,025)	(1,069)
Other, primarily final purchase price adjustments	(452)	—	115	(337)

Ending balance	$334,923	$—	$531,991	$866,914

5.	DEBT

Debt consists of the following:

	December 31,	March 31,
	2005	2006
	(in thousands)

Certificates of deposit	$379,100	$278,200
Credit facilities	441,000	547,124
Other	16,844	15,845

	836,944	841,169
Less: current portion	(578,443)	(558,875)

Long-term portion	$258,501	$282,294

As of March 31, 2006, the certificates of deposit had effective annual fixed rates ranging from 4.2% to 5.0%, and the credit facilities had a weighted average interest rate of 6.0%.

During January 2006, the Company entered into an additional credit agreement to increase its borrowing capacity by an incremental $300.0 million. The principal amount of all outstanding loans under this credit agreement, together with any accrued but unpaid interest, are due and payable on June 30, 2006, unless otherwise paid earlier pursuant to the terms of the credit agreement. This credit agreement includes usual and customary negative covenants for credit agreements of this type. Payment of amounts due under this credit agreement are secured by guaranties, pledges of the ownership interests of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes. On January 5, 2006, the Company borrowed $300.0 million under this credit agreement, which it is using for general corporate purposes, including other debt repayment, repurchases of its common stock in connection with its stock repurchase program, mergers and acquisitions, and working capital expenditures. The Company anticipates refinancing this facility prior to June 30, 2006.

On April 6, 2006, the Company amended its 364-day facility to extend the maturity date from April 6, 2006 to April 5, 2007.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES Reward Program® is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in thousands)

December 31, 2005	$184,899	$425,634	$610,533
Cash proceeds	28,463	54,505	82,968
Revenue recognized	(24,544)	(47,738)	(72,282)
Effects of foreign currency translation	(820)	(1,613)	(2,433)

March 31, 2006	$187,998	$430,788	$618,786

7.	INCOME TAXES

For the three months ended March 31, 2006, the Company has utilized an effective tax rate of 37.9% to calculate its provision for income taxes. In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2006 based on all known variables.

8.	COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three months ended
	March 31,
	2005	2006
	(in thousands)

Net income	$37,182	$56,421
Unrealized loss on securities available-for-sale	(232)	(81)
Foreign currency translation adjustments(1)	(128)	(505)

Total comprehensive income	$36,822	$55,835

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION

Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other/
	Services	Services	Services	Elimination	Total
	(in thousands)

Three months ended March 31, 2005
Revenues	$167,744	$151,417	$137,356	$(80,642)	$375,875
Adjusted EBITDA(1)	20,113	47,435	21,315	—	88,863
Depreciation and amortization	14,715	1,949	8,506	—	25,170
Stock compensation expense	481	481	482	—	1,444
Operating income	4,917	45,005	12,327	—	62,249
Interest expense, net	—	—	—	2,761	2,761
Income before income taxes	4,917	45,005	12,327	(2,761)	59,488
Three months ended March 31, 2006
Revenues	$191,692	$199,131	$176,542	$(90,134)	$477,231
Adjusted EBITDA(1)	28,626	78,769	26,855	—	134,250
Depreciation and amortization	13,546	2,531	11,461	—	27,538
Stock compensation expense	3,074	1,089	3,141	—	7,304
Operating income	12,006	75,149	12,253	—	99,408
Interest expense, net	—	—	—	8,537	8,537
Income before income taxes	12,006	75,149	12,253	(8,537)	90,871

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as it is the primary performance metric by which senior management is evaluated.

10.	STOCK-BASED COMPENSATION

During the first quarter of 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, Financial Accounting Standards Board (“FASB”) SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense estimated for the SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) pro forma disclosures, as adjusted for forfeitures.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the three months ended March 31, 2005 and 2006 respectively, is as follows:

	March 31,
	2005	2006
	(in thousands)

Cost of operations	$—	$6,207
General and administrative	1,444	1,097

Total	$1,444	$7,304

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. Prior to adoption, the Company accounted for forfeitures as they occurred in accordance with APB No. 25. As a result of the change in accounting principle, the Company recognized a reduction of stock-based compensation expense of $0.8 million, net of tax.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Under the intrinsic value method, no stock-based compensation expense for employee stock options was recognized in the Company’s results of operations as the exercise price equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method, the Company’s prior year financial statements have not been restated to reflect the impact of the adoption of SFAS No. 123(R). The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if the Company had accounted for the stock-based awards under the fair value recognition provisions of SFAS No. 123:

March 31, 2005
(in thousands, except
per share amounts)

Net income, as reported	$37,182
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	902
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(3,926)

Net income, pro forma	$34,158

Net income per share:
Basic-as reported	$0.45
Basic-pro forma	$0.41
Diluted-as reported	$0.43
Diluted-pro forma	$0.40

As of March 31, 2006, there was $71.7 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately two years.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock. Options typically vest ratably over three years and expire ten years after the date of grant. The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for the three months ended March 31, 2005 and March 31, 2006:

	March 31,
	2005	2006

Expected dividend yield	—	—
Risk-free interest rate	2.94%—4.76%	4.53%—4.65%
Expected life of options (years)	6.4	7.1
Assumed volatility	28.8%—43.6%	31.9%—37.0%
Weighted average grant date fair value	$16.73	$18.33

The following table sets forth the summary of option activity under the Company’s stock option program for the three months ended March 31, 2006:

	Outstanding		Exercisable
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(options in thousands)

Balance at December 31, 2005	6,680	$27.19	3,319	$18.01
Granted	601	43.12
Exercised	(662)	19.92
Cancelled	(121)	37.44

Balance at March 31, 2006	6,498	$29.28	3,581	$22.62

The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $16.8 million.

The following table summarizes information concerning both outstanding and exercisable stock options at March 31, 2006:

	Outstanding			Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price
	(options in thousands)

$ 9.00 to $12.00	886	4.0	$11.07	886	$11.07
$12.01 to $15.00	900	4.9	$14.95	900	$14.95
$15.01 to $22.00	72	6.6	$18.69	59	$18.30
$22.01 to $29.00	918	7.2	$24.18	508	$24.15
$29.01 to $39.00	1,232	8.0	$32.05	654	$31.55
$39.01 to $47.00	2,490	9.1	$41.76	574	$41.43

	6,498			3,581

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was approximately $113.6 million and $84.6 million, respectively.

Restricted Stock

During the first quarter of 2006, the Company has awarded both time-based and performance-based restricted stock units. Fair value of the restricted stock is estimated on the date of grant. In accordance with SFAS No. 123(R), the Company will recognize the estimated stock-based compensation expense, net of estimated forfeitures; over the applicable service period.

Time-based restricted stock awards typically vest ratably over a three year period. Performance-based restricted stock awards vest if specified performance measures tied to the Company’s financial performance are met. Additionally, the vesting provisions of 86,314 performance-based restricted stock unit awards issued in 2006 to eight employees were modified in March 2006. The vesting provisions, which were dependent on the Company’s cash earnings per share (“EPS”) growth as compared to the S&P 500 EPS growth rate, were modified such that under the new terms, the vesting provisions are dependent on the Company’s year-over-year cash EPS growth. The number of shares that vest may range from 0 to 200%. A minimum cash EPS growth rate of 10% is necessary for the minimum 50% vesting, 18% cash EPS growth for a 100% vesting, and 36% cash EPS growth (or more) for a maximum 200% vesting. The modification had no impact on the fair value of the award; however, it did result in a change in estimate of the most likely outcome of the number of shares to vest. The incremental stock-based compensation expense recorded as a result in the change in estimate was not material at March 31, 2006.

	Performance-	Time-
	Based	Based	Total

Balance at December 31, 2005	—	469,840	469,840
Shares granted	242,015	513,647	755,662
Shares vested	(8,100)	(20,553)	(28,653)
Shares cancelled	(6,847)	(8,771)	(15,618)

Balance at March 31, 2006	227,068	954,163	1,181,231

The weighted average grant-date fair value per share was $43.65 for restricted stock awards granted during the three months ended March 31, 2006.

Employee Stock Purchase Plan

The Company has an Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which provides for three month offering periods, commencing on the first trading day of each calendar quarter and ending on the last trading day of each calendar quarter. The purchase price of the common stock is 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each quarter. An employee may elect to pay the purchase price of such common stock through payroll deductions. The maximum number of shares that were reserved for issuance under the ESPP is 1,500,000 shares, subject to adjustment as provided in the ESPP. Effective July 1, 2005, employees are required to hold any stock purchased through the ESPP for 180 days prior to any sale or withdrawal of shares. In accordance with SFAS No. 123(R), the Company has recorded compensation expense for the difference between the fair value of the stock and the purchase price of the stock.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

11.	SUBSEQUENT EVENTS

In April 2006, World Financial Network Credit Card Master Note Trust issued $395.0 million of Class A Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.13% per year and that will mature in April 2013, $18.8 million of Class M Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.21% per year that will mature in April 2013, $23.8 million of Class B Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.35% per year that will mature in April 2013 and $62.5 million of Class C Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.60% per year that will mature in April 2013.

The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch Ratings. In connection with the transaction, World Financial Network Credit Card Master Note Trust also entered into interest rate swaps that effectively fix the interest rate on the notes starting at 5.53% over the seven-year term of the interest rate swaps.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the notes thereto included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2005.

Quarter in Review Highlights

Our first quarter 2006 results included the following significant new and renewed agreements with significant clients and continued selective execution of our acquisition strategy:

•	In January 2006, we signed a long-term agreement to provide customer care and comprehensive billing and marketing management services to Green Mountain Energy Company, one of the nation’s leading retail providers of cleaner electricity products.

•	In January 2006, we signed a multi-year renewal agreement with Canada Safeway to continue our partnership in the Company’s Canadian AIR MILES Reward Program. As one of our top-ten clients, Canada Safeway has been a partner in our loyalty and marketing program since its inception in 1992.

•	In February 2006, we signed a multi-year agreement to provide billing and customer care services to WPS Resources Corporation, an energy holding company whose subsidiaries provide electric and natural gas utility service primarily to Michigan and Minnesota consumers.

•	In February 2006, we acquired iCom Information & Communications, Inc. (“ICOM”), a leading provider of targeted list, marketing data and communication solutions for the pharmaceutical industry in North America.

•	In February 2006, we signed a long-term agreement to provide a co-brand credit card program and database marketing services to New York & Company, a leading specialty retailer of women’s fashions and accessories.

•	In March 2006, we signed a multi-year agreement with Citibank, Inc. to provide a comprehensive loyalty solution to support Citi’s points-based customer rewards program, the Thank You Networksm.

•	In March 2006, we signed a contract renewal to continue to provide a comprehensive private-label credit card solution to the United Retail Group, Inc., a leading high-growth specialty retailer of plus-size women’s fashion apparel.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure as part of our monitoring of compliance with the financial covenants in our credit facilities. For the three months ended March 31, 2006, senior debt-to-operating EBITDA was 1.2x compared to a maximum ratio of 2.5x permitted in our credit facilities and operating EBITDA to interest expense was 17.9x compared to a minimum ratio of 3.5x permitted in our credit facilities. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our credit facilities together with cash flow from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of March 31, 2006, we had borrowings of $547.1 million outstanding under these credit facilities and had approximately $267.9 million in unused borrowing capacity. During January 2006, we increased our borrowing capacity by an incremental $300.0 million through entering into an additional credit agreement. We were in compliance with our covenants at March 31, 2006, and we expect to be in compliance with these covenants under these credit facilities during the year ending December 31, 2006.

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

	Three months ended March 31,
	2005	2006
	(in thousands)

Net income	$37,182	$56,421
Stock compensation expense	1,444	7,304
Provision for income taxes	22,306	34,450
Interest expense, net	2,761	8,537
Depreciation and other amortization	15,329	15,217
Amortization of purchased intangibles	9,841	12,321

Adjusted EBITDA	88,863	134,250
Change in deferred revenue	2,712	8,253
Less change in redemption settlement assets	(312)	(5,431)

Operating EBITDA	$91,263	$137,072

Note:	Change in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Change in redemption settlement assets is also affected by transfers of cash.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2006

	Three months ended March 31,		Change
	2005	2006	$	%
	(in thousands, except percentages)

Revenue:
Transaction Services	$167,744	$191,692	$23,948	14.3%
Credit Services	151,417	199,131	47,714	31.5
Marketing Services	137,356	176,542	39,186	28.5
Other/Eliminations	(80,642)	(90,134)	(9,492)	11.8

Total	$375,875	$477,231	$101,356	27.0%

Adjusted EBITDA:
Transaction Services	$20,113	$28,626	$8,513	42.3%
Credit Services	47,435	78,769	31,334	66.1
Marketing Services	21,315	26,855	5,540	26.0

Total	$88,863	$134,250	$45,387	51.1%

Stock compensation expense:
Transaction Services	$481	$3,074	$2,593	539.1%
Credit Services	481	1,089	608	126.4
Marketing Services	482	3,141	2,659	551.7

Total	$1,444	$7,304	$5,860	405.8%

Depreciation and amortization:
Transaction Services	$14,715	$13,546	$(1,169)	(7.9)%
Credit Services	1,949	2,531	582	29.9
Marketing Services	8,506	11,461	2,955	34.7

Total	$25,170	$27,538	$2,368	9.4%

Operating income:
Transaction Services	$4,917	$12,006	$7,089	144.2%
Credit Services	45,005	75,149	30,144	67.0
Marketing Services	12,327	12,253	(74)	(0.6)

Total	$62,249	$99,408	$37,159	59.7%

Adjusted EBITDA margin(1):
Transaction Services	12.0%	14.9%	2.9%
Credit Services	31.3	39.6	8.3
Marketing Services	15.5	15.2	(0.3)

Total	23.6%	28.1%	4.5%

Segment operating data:
Statements generated	47,077	51,860	4,783	10.2%
Credit Sales	$1,339,222	$1,494,090	$154,868	11.6%
Average managed receivables	$3,137,368	$3,581,879	$444,511	14.2%
AIR MILES reward miles issued	710,762	856,434	145,672	20.5%
AIR MILES reward miles redeemed	459,647	554,311	94,664	20.6%

(1)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue.  Total revenue increased $101.3 million, or 27%, to $477.2 million for the three months ended March 31, 2006 from $375.9 million for the comparable period in 2005. The increase was due to a 14.3% increase in Transaction Services revenue, a 31.5% increase in Credit Services revenue, and a 28.5% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $23.9 million, or 14.3%, primarily due to a 10.2% increase in statements generated from the Company’s private label and utility businesses. The private label business increase was the result of a ramp up of clients signed during 2005. Revenue for utility services was positively impacted by the migration of various services for two of our significant clients.

•	Credit Services. Credit Services revenue increased $47.7 million, or 31.5%, primarily due to a 40.5% increase in securitization income. Securitization income and finance charges, net increased $46.3 million primarily as a result of the following:

•	a 14.2% increase in our average managed receivables,

•	an approximate 650 basis point improvement in the excess spread, and

•	an approximate 40 basis point improvement in cost of funds.

Excess spread, which represents interest and late fees collected from cardholders, other trust related fees, fair value changes related to the interest-only strips and charge-offs, increased due to lower charge-offs and higher collected fees from cardholders. Recently enacted bankruptcy reform legislation caused a sharp increase in credit losses in the fourth quarter of 2005 and an offsetting benefit in the first quarter of this year.

•	Marketing Services. Marketing Services revenue increased $39.2 million, or 28.5%, due to growth in the AIR MILES Reward Program and the recent Epsilon Interactive and ICOM acquisitions. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $16.3 million related to a 20.6% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $3.9 million primarily related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs. Correspondingly, our deferred revenue balance increased 1.4% to $618.8 million at March 31, 2006 from $610.5 million at March 31, 2005 due to a 20.5% increase in AIR MILES reward miles issued during the three months ended March 31, 2006 over the comparable period in 2005, and changes in foreign currency exchange rates. Changes in the exchange rate of the Canadian dollar accounted for approximately $6.9 million of the revenue increase. Database marketing fees increased by $9.7 million primarily related to Epsilon, and their recent acquisition of Epsilon Interactive.

Operating Expenses.  Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $56.0 million, or 19.5%, to $343.0 million during the three months ended March 31, 2006 from $287.0 million during the comparable period in 2005. Total adjusted EBITDA margin increased to 28.1% for the three months ended March 31, 2006 from 23.6% for the comparable period in 2005 due to increased margins across Transaction Services and Credit Services, offset by a slight decrease in margin for Marketing Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $15.4 million, or 10.5%, to $163.0 million for the three months ended March 31, 2006 from $147.6 million for the comparable period in 2005, and adjusted EBITDA margin increased to 14.9% for the three months ended March 31, 2006 from 12.0% during the comparable period in 2005. The increase in adjusted EBITDA margin was primarily the result of increases in revenue driven by a 10.2% increase in the segment’s key driver, statements generated, and lower corporate overhead.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $16.4 million, or 15.8%, to $120.4 million for the three months ended

March 31, 2006 from $104.0 million for the comparable period in 2005, and adjusted EBITDA margin increased to 39.6% for the three months ended March 31, 2006 from 31.3% for the same period in 2005. The increased margin is the result of favorable revenue trends from an increase in our average managed receivables, lower cost of funds and lower net charge-offs. Margin growth also came from leveraging existing infrastructure.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $33.7 million, or 29.0%, to $149.7 million for the three months ended March 31, 2006 from $116.0 million for the comparable period in 2005, and adjusted EBITDA margin decreased to 15.2% for the three months ended March 31, 2006 from 15.5% for the comparable period in 2005. The decrease in adjusted EBITDA margin is partially attributable to an increase in marketing expenses for the three months ended March 31, 2006 as a result of a change in timing of approximately $2.0 million of marketing activities compared to prior year.

•	Stock compensation expense. Stock compensation expense was $7.3 million for the three months ended March 31, 2006 compared to $1.4 million for the comparable period in 2005 due to the Company’s adoption of SFAS No. 123(R).

•	Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 9.4%, to $27.5 million for the three months ended March 31, 2006 from $25.2 million for the comparable period in 2005 primarily due to a $2.5 million increase in the amortization of purchased intangibles slightly offset by a decrease of $0.1 million in depreciation and other amortization.

Operating Income.  Operating income increased $37.2 million, or 59.7%, to $99.4 million for the three months ended March 31, 2006 from $62.2 million during the comparable period in 2005. Operating income increased due to the revenue and expense factors discussed above.

Interest Expense.  Interest expense increased $5.7 million, or 209.2%, to $8.5 million for the three months ended March 31, 2006 from $2.8 million for the comparable period in 2005. Interest on certificates of deposit increased $3.2 million due to an increase in on-balance sheet receivables of approximately $250 million. Core debt interest expense increased $3.4 million as a result of our stock repurchase program and the acquisition of ICOM.

Taxes.  Income tax expense increased $12.1 million to $34.4 million for the three months ended March 31, 2006 from $22.3 million in 2005 due to an increase in taxable income. Our effective tax rate increased to 37.9% in 2006 compared to 37.5% in 2005.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At March 31, 2006, 58.5% of securitized accounts with balances and 62.4% of securitized receivables were for accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	December 31,	% of	March 31,	% of
	2005	total	2006	total
	(dollars in thousands)

Receivables outstanding	$3,714,548	100.0%	$3,452,824	100.0%
Receivables balances contractually delinquent:
31 to 60 days	59,018	1.6	49,551	1.4
61 to 90 days	35,342	1.0	33,433	1.0
91 or more days	69,343	1.9	68,854	2.0

Total	$163,703	4.4%	$151,838	4.4%

Net Charge-Offs.  Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees. The following table presents our net charge-offs for the periods indicated on a managed basis. Average managed receivables represents the average balance of the cardholder receivables at the beginning of each month in the period indicated.

	Three months ended March 31,
	2005	2006
	(dollars in thousands)

Average managed receivables	$3,137,368	$3,581,879
Net charge-offs	46,471	37,037
Net charge-offs as a percentage of average managed receivables (annualized)	5.9%	4.1%

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

	Three months ended March 31,
	2005	2006
	(in thousands)

Cash provided by operating activities before change in merchant settlement activity	$86,633	$56,013
Net change in merchant settlement activity	(5,974)	14,763

Cash provided by operating activities	$80,659	$70,776

We generated cash flow from operating activities before changes in merchant settlement activity of $56.0 million for the three months ended March 31, 2006 as compared to $86.6 million for the comparable period in 2005. The decrease in operating cash flows before changes in merchant settlement activity is related to unfavorable working capital movements offset in part by improved operating results for the three months ended March 31, 2006. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities.  Cash provided by investing activities was $46.2 million for the three months ended March 31, 2006 compared to $83.3 million of cash provided for the comparable period in 2005. Significant components of investing activities are as follows:

•	Acquisitions. Cash outlays, net of cash received, for acquisitions for the three months ended March 31, 2006 was $36.1 million compared to $2.3 million for the comparable period in 2005. The outlay for acquisitions in 2006 relates primarily to the purchase of ICOM, a leading provider of targeted list, marketing data and communications solutions for the pharmaceutical industries in North America.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of March 31, 2006, we had over $3.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity was $108.4 million for the three months ended March 31, 2006 and $99.6 million for the comparable period in 2005. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the three months ended March 31, 2006 were $20.4 million compared to $11.9 million for the comparable period in 2005. We anticipate capital expenditures to be approximately 5% of annual revenue for the foreseeable future.

Financing Activities.  Cash used by financing activities was $3.3 million for the three months ended March 31, 2006 compared to a use of cash of $91.6 million in the comparable period in 2005. Our financing activities during the three months ended March 31, 2006 relate primarily to borrowings and repayments of debt and the repurchase of 670,200 shares of our common stock and the issuance and repayment of certificates of deposit.

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

Securitization Program and Off-Balance Sheet Transactions.  Since January 1996, we have sold, sometimes through WFN Credit Company, LLC and WFN Funding Company II, LLC, substantially all of the credit card receivables owned by our credit card bank subsidiary, World Financial Network National Bank, to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust II and World Financial Network Credit Card Master Trust III, which we refer to as the WFN Trusts, as part of our securitization program. This securitization program is the primary vehicle through which we finance our private label credit card receivables.

In April 2006, World Financial Network Credit Card Master Note Trust issued $395.0 million of Class A Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.13% per year and that will mature in April 2013, $18.8 million of Class M Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.21% per year that will mature in April 2013, $23.8 million of Class B Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.35% per year that will mature in April 2013 and $62.5 million of Class C Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.60% per year that will mature in April 2013.

The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch Ratings. In connection with the transaction, World Financial Network Credit Card Master Note Trust also entered into interest rate swaps that effectively fix the interest rate on the notes starting at 5.53% over the seven-year term of the interest rate swaps.

As of March 31, 2006, the WFN Trusts had over $3.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

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

Certificates of Deposit.  We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network

National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 4.2% to 5.0%. As of March 31, 2006, we had $278.2 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities.  During January 2006, the Company entered into an additional credit agreement to increase its borrowing capacity by an incremental $300.0 million. The principal amount of all outstanding loans under this credit agreement, together with any accrued but unpaid interest, are due and payable on June 30, 2006, unless otherwise paid earlier pursuant to the terms of the credit agreement. This credit agreement includes usual and customary negative covenants for credit agreements of this type. Payment of amounts due under this credit agreement are secured by guaranties, pledges of the ownership interests of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes. On January 5, 2006, the Company borrowed $300.0 million under this credit agreement, which it is using for general corporate purposes, including other debt repayment, repurchases of its common stock in connection with its stock repurchase program, mergers and acquisitions, and working capital expenditures. The Company anticipates refinancing this facility prior to June 30, 2006. On April 6, 2006, the Company amended its 364-day facility to extend the maturity date from April 6, 2006 to April 5, 2007.

Advances under all four of our credit facilities are in the form of either base rate loans or Eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its “prime rate” and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the ratio of total debt under the credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities. All of our credit facilities are secured by pledges of stock of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes.

At March 31, 2006, we had borrowings of $547.1 million outstanding under our other three credit facilities (with an average interest rate of 6.0%), no letters of credit outstanding, and we had available unused borrowing capacity of approximately $267.9 million. These credit facilities limit our aggregate outstanding letters of credit to $50.0 million.

The Company utilizes its credit facilities and excess cash flows from operations to support its acquisition strategy and to fund working capital and capital expenditures. The Company was in compliance with its covenants under our credit facilities at March 31, 2006.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS No. 156 addresses the recognition and measurement of separately-recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There has been no material change from our Annual Report on Form 10-K/A for the year ended December 31, 2005 related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, and redemption reward risk.

Foreign Currency Exchange Risk.  We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge our net investment exposure in our Canadian subsidiary.

Item 4.	Controls and Procedures

Evaluation

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2005 did not include the internal controls of Epsilon Interactive and ICOM because of the timing of these acquisitions, which were completed in September 2005 and February 2006, respectively. As of December 31, 2005, these entities constituted $147.7 million of total assets and an immaterial amount of revenues and net income for the year then ended. In the fourth quarter of 2006, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include Epsilon Interactive. As part of our integration of Epsilon Interactive, we are in the process of converting their legacy general ledger platform to the platform used by our existing business units.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006. On October 27, 2005, our Board of Directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. As of March 31, 2006, we have repurchased 4,612,300 shares of our common stock for approximately $178.4 million under these programs. Additionally, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the first quarter of 2006.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2006:

				Approximate Dollar Value of
	Total Number		Total Number of Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly Announced	Purchased
Period	Purchased	Paid per Share	Plans or Programs(1)(2)	Under the Plans or Programs(1)(2)
				(in millions)

During 2006:
January	38,248	$39.05	36,500	$149.8
February	233,814	43.45	231,100	139.7
March	406,180	45.13	402,600	121.6

Total	678,242	$44.21	670,200	$121.6

(1)	On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006. On October 27, 2005, our Board of Directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006.

(2)	Debt covenants in our credit facilities restrict the amount of funds that we have available for repurchases of our common stock in any calendar year.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a) On April 6, 2006, the Company amended its 364-day facility to extend the maturity date from April 6, 2006 to April 5, 2007. (b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
+10	.1	Form of Restricted Stock Unit Award for the CEO and EC members under the 2005 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2006, File No. 001-15749).
*10	.2	Sixth Amendment to Credit Agreement (364-Day), dated as of April 6, 2006, by and among Alliance Data Systems Corporation, the Guarantors party thereto, the Banks party thereto, and Harris N.A, as Administrative Agent and Letter of Credit Issuer.
10.3		Credit Agreement, dated as of January 3, 2006, by and among the Company, ADS Alliance Data Systems, Inc., as Guarantor, the Banks party thereto, and Harris N.A., as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
10.4		First Amendment to Pledge Agreement, dated as of January 3, 2006, by and among the Company, ADS Alliance Data Systems, Inc., and Harris N.A. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
10.5		First Amendment to Intercreditor and Collateral Agency Agreement, dated as of January 3, 2006, by and among the Company, ADS Alliance Data Systems, Inc., Harris N.A., and the other parties thereto (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan
Edward J. Heffernan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2006

By:	/s/ Michael D. Kubic
Michael D. Kubic
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: May 5, 2006

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
+10	.1	Form of Restricted Stock Unit Award for the CEO and EC members under the 2005 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2006, File No. 001-15749).
*10	.2	Sixth Amendment to Credit Agreement (364-Day), dated as of April 6, 2006, by and among Alliance Data Systems Corporation, the Guarantors party thereto, the Banks party thereto, and Harris N.A, as Administrative Agent and Letter of Credit Issuer.
10.3		Credit Agreement, dated as of January 3, 2006, by and among the Company, ADS Alliance Data Systems, Inc., as Guarantor, the Banks party thereto, and Harris N.A., as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
10.4		First Amendment to Pledge Agreement, dated as of January 3, 2006, by and among the Company, ADS Alliance Data Systems, Inc., and Harris N.A. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
10.5		First Amendment to Intercreditor and Collateral Agency Agreement, dated as of January 3, 2006, by and among the Company, ADS Alliance Data Systems, Inc., Harris N.A., and the other parties thereto (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

+	Management contract, compensatory plan or arrangement