Form 10-Q
period 2006-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2006-08-07
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

As of August 1, 2006, 80,106,147 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2006
	(In thousands, except per share amounts)

ASSETS
Cash and cash equivalents	$143,213	$151,017
Due from card associations	58,416	15,686
Trade receivables, less allowance for doubtful accounts ($2,079 and $2,177 at December 31, 2005 and June 30, 2006, respectively)	203,883	227,047
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($38,415 and $35,549 at December 31, 2005 and June 30, 2006, respectively)	479,108	357,016
Deferred tax asset, net	70,221	69,679
Other current assets	87,612	95,321

Total current assets	1,042,453	915,766
Redemption settlement assets, restricted	260,963	280,765
Property and equipment, net	162,972	192,970
Due from securitizations	271,256	259,985
Intangible assets, net	265,000	274,569
Goodwill	858,470	922,880
Other non-current assets	64,968	62,923

Total assets	$2,926,082	$2,909,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$67,384	$70,198
Accrued expenses	198,707	157,730
Merchant settlement obligations	127,038	118,366
Certificates of deposit	342,600	165,000
Credit facilities and other debt, current	235,843	6,715
Other current liabilities	76,999	76,516

Total current liabilities	1,048,571	594,525
Deferred tax liability, net	62,847	39,080
Deferred revenue	610,533	662,327
Certificates of deposit	36,500	25,100
Long-term and other debt	222,001	552,441
Other liabilities	24,523	13,575

Total liabilities	2,004,975	1,887,048
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 84,765 shares and 86,285 shares at December 31, 2005 and June 30, 2006, respectively	848	863
Unearned compensation	(14,504)	—
Additional paid-in capital	743,545	791,724
Treasury stock, at cost (4,360 shares and 5,695 shares at December 31, 2005 and June 30, 2006, respectively)	(154,952)	(219,384)
Retained earnings	338,081	439,297
Accumulated other comprehensive income	8,089	10,310

Total stockholders’ equity	921,107	1,022,810

Total liabilities and stockholders’ equity	$2,926,082	$2,909,858

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands, except per share amounts)

Revenues
Transaction	$150,788	$167,934	$293,753	$331,953
Redemption	67,857	84,870	130,524	163,818
Securitization income and finance charges, net	93,486	141,170	207,949	302,049
Database marketing fees	46,304	73,994	91,174	128,283
Other revenue	12,133	22,479	23,043	41,575

Total revenue	370,568	490,447	746,443	967,678
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	270,628	354,353	534,783	684,672
General and administrative	18,611	21,001	42,910	40,967
Depreciation and other amortization	13,881	15,849	29,211	31,066
Amortization of purchased intangibles	10,101	16,062	19,943	28,383

Total operating expenses	313,221	407,265	626,847	785,088

Operating income	57,347	83,182	119,596	182,590
Interest expense, net	2,353	10,059	5,114	18,596

Income before income taxes	54,994	73,123	114,482	163,994
Provision for income taxes	20,611	28,328	42,917	62,778

Net income	$34,383	$44,795	$71,565	$101,216

Net income per share — basic	$0.42	$0.56	$0.87	$1.26

Net income per share — diluted	$0.40	$0.55	$0.84	$1.24

Weighted average shares — basic	82,750	80,074	82,540	79,987

Weighted average shares — diluted	85,638	81,924	85,677	81,707

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,565	$101,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,154	59,449
Deferred income taxes	(2,225)	(7,706)
Provision for doubtful accounts	4,692	7,231
Fair value gain on interest only strip	(10,800)	(8,250)
Non-cash stock compensation	3,319	19,902
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(19,822)	3,278
Change in merchant settlement activity	4,969	34,058
Change in other assets	10,836	(1,431)
Change in accounts payable and accrued expenses	4,782	(24,851)
Change in deferred revenue	17,348	27,683
Change in other liabilities	(5,219)	(25,013)
Tax benefit of stock option exercises	10,405	—
Excess tax benefits from stock-based compensation	—	(12,110)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	70,870
Other	1,305	5,899

Net cash provided by operating activities	140,309	250,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	529	(11,143)
Payments for acquired businesses, net of cash acquired	(15,344)	(128,118)
Net decrease in seller’s interest and credit card receivables	23,505	42,596
Change in due from securitizations	49,523	19,833
Capital expenditures	(28,584)	(48,627)
Other	133	(2,476)

Net cash provided by (used in) investing activities	29,762	(127,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	250,595	1,586,742
Repayment of borrowings	(310,261)	(1,488,202)
Certificate of deposit issuances	—	73,500
Repayments of certificates of deposits	(92,400)	(262,500)
Payment of capital lease obligations	(3,882)	(3,998)
Payment of deferred financing costs	—	(1,975)
Excess tax benefits from stock-based compensation	—	12,110
Proceeds from issuance of common stock	19,224	32,708
Purchase of treasury shares	(17,102)	(64,432)

Net cash used in financing activities	(153,826)	(116,047)

Effect of exchange rate changes on cash and cash equivalents	(259)	1,561

Change in cash and cash equivalents	15,986	7,804
Cash and cash equivalents at beginning of period	84,409	143,213

Cash and cash equivalents at end of period	$100,395	$151,017

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,700	$15,598

Income taxes paid, net of refunds	$33,739	$76,212

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.

2.	SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands)

Numerator
Net income available to common stockholders	$34,383	$44,795	$71,565	$101,216

Denominator
Weighted average shares, basic	82,750	80,074	82,540	79,987
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	482	439	427	326
Net effect of dilutive stock options	2,406	1,411	2,710	1,394

Denominator for diluted calculation	85,638	81,924	85,677	81,707

Basic
Net income per share	$0.42	$0.56	$0.87	$1.26

Diluted
Net income per share	$0.40	$0.55	$0.84	$1.24

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

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

In April 2006, the Company acquired DoubleClick Email Solutions (“DoubleClick”), one of the largest permission-based email marketing service providers, with operations across North America, Europe and Asia/Pacific. Total consideration paid was approximately $91.1 million. As a result of this acquisition, the Company acquired approximately $26.8 million of customer contracts, $2.3 million of capitalized software, and $0.4 million associated with a non-compete agreement. The results of operations for DoubleClick have been included since the date of acquisition and are reflected in our Marketing Services Segment. The purchase price allocation was as follows:

As of
June 30,
2006
(In thousands)

Identifiable intangible assets	$27,200
Capitalized software	2,300
Goodwill	55,614
Net assets	5,996

Purchase price	$91,110

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2006
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(In thousands)

Customer contracts and lists	$281,986	$(93,586)	$188,400	2-20 years — straight line
Premium on purchased credit card portfolios	74,221	(19,396)	54,825	5-10 years — straight line or accelerated
Collector database	62,517	(45,433)	17,084	15% — declining balance
Tradename	12,350	—	12,350	Indefinite life
Noncompete agreements	1,300	(185)	1,115	2-5 years — straight line
Favorable lease	1,000	(205)	795	4 years — straight line

Total intangible assets	$433,374	$(158,805)	$274,569

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INTANGIBLE ASSETS AND GOODWILL — (Continued)

	December 31, 2005
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(In thousands)

Customer contracts and lists	$243,906	$(73,766)	$170,140	2-20 years — straight line
Premium on purchased credit card portfolios	77,529	(14,700)	62,829	5-10 years — straight line
Collector database	60,186	(42,292)	17,894	15% — declining balance
Tradename	12,350	—	12,350	Indefinite life
Noncompete agreements	2,400	(1,545)	855	3-5 years — straight line
Favorable lease	1,000	(68)	932	4 years — straight line

Total intangible assets	$397,371	$(132,371)	$265,000

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total
	(In thousands)

Beginning balance	$335,419	$—	$523,051	$858,470
Goodwill acquired during the period	—	—	65,464	65,464
Effects of foreign currency translation	405	—	8,476	8,881
Other, primarily final purchase price adjustments	(452)	—	(9,483)	(9,935)

Ending balance	$335,372	$—	$587,508	$922,880

5.	DEBT

Debt consists of the following:

	December 31,	June 30,
	2005	2006
	(In thousands)

Certificates of deposit	$379,100	$190,100
Senior notes	—	500,000
Credit facilities	441,000	39,717
Other	16,844	19,439

	836,944	749,256
Less: current portion	(578,443)	(171,715)

Long-term portion	$258,501	$577,541

As of June 30, 2006, the certificates of deposit had effective annual fixed rates ranging from 4.3% to 5.6%, and the credit facilities had a weighted average interest rate of 7.4%.

During January 2006, the Company entered into an additional credit agreement to increase its borrowing capacity by an incremental $300.0 million. This credit agreement included usual and customary negative

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DEBT — (Continued)

covenants for credit agreements of this type. Payment of amounts due under this credit agreement were secured by guaranties, pledges of the ownership interests of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes. On January 5, 2006, the Company borrowed $300.0 million under this credit agreement, which the Company used for general corporate purposes, including other debt repayment, repurchases of its common stock in connection with its stock repurchase program, mergers and acquisitions, and working capital expenditures. The Company paid in full the $300.0 million credit facility on May 16, 2006 with a portion of the proceeds from the senior notes and permitted this credit agreement to terminate pursuant to its terms on its scheduled maturity date, June 30, 2006.

On April 6, 2006, the Company amended its 364-day facility to extend the maturity date from April 6, 2006 to April 5, 2007.

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The proceeds were used to retire the $300.0 million credit facility, to repay other debt and for general corporate purposes.

The payment obligations under the senior notes are guaranteed by certain of the Company’s existing and future subsidiaries, currently ADS Alliance Data Systems, Inc. The Series A and Series B Notes will accrue interest on the unpaid balance thereof at the rate of 6.00% and 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type.

The senior notes are unsecured. If, as of September 30, 2006, the Company’s senior credit facilities are secured by pledges of the ownership interests of certain of its subsidiaries and pledges of certain intercompany promissory notes, the Company will grant the holders of the senior notes equal and ratable security interests in the same collateral to secure the senior notes.

On April 27, 2006, the Company entered into a treasury rate lock agreement with a notional amount of $250.0 million to mitigate its exposure to increases in interest rates associated with the placement of the senior notes. Effective April 28, 2006, the treasury lock was terminated and the Company realized a loss of $0.2 million.

6.	DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)

December 31, 2005	$184,899	$425,634	$610,533
Cash proceeds	59,981	117,312	177,293
Revenue recognized	(50,228)	(99,981)	(150,209)
Effects of foreign currency translation	7,323	17,387	24,710

June 30, 2006	$201,975	$460,352	$662,327

7.	INCOME TAXES

For the three months and six months ended June 30, 2006, the Company has utilized an effective tax rate of 38.7% and 38.3%, respectively, to calculate its provision for income taxes. Legislation was enacted in Texas

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES — (Continued)

during May 2006 and in Canada during June 2006 that impacted the effective tax rates. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB No. 28”), the Company’s expected annual effective tax rate for calendar year 2006 based on all known variables is estimated to be approximately 37.9% excluding the effect of the change in tax laws.

8.	COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands)

Net income	$34,383	$44,795	$71,565	$101,216
Unrealized gain (loss) on securities available-for-sale	1,345	(807)	1,112	(888)
Foreign currency translation adjustments(1)	(424)	3,614	(551)	3,109

Total comprehensive income	$35,304	$47,602	$72,126	$103,437

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

9.	SEGMENT INFORMATION

Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other /
	Services	Services	Services	Eliminations	Total
	(In thousands)

Three months ended June 30, 2005
Revenues	$168,560	$130,763	$145,742	$(74,497)	$370,568
Adjusted EBITDA(1)	22,175	34,605	26,424	—	83,204
Depreciation and amortization	13,573	1,877	8,532	—	23,982
Stock compensation expense	625	625	625	—	1,875
Operating income	7,977	32,103	17,267	—	57,347
Interest expense, net	—	—	—	2,353	2,353
Income before income taxes	7,977	32,103	17,267	(2,353)	54,994
Three months ended June 30, 2006
Revenues	$193,258	$176,889	$208,652	$(88,352)	$490,447
Adjusted EBITDA(1)	30,428	59,821	37,442	—	127,691
Depreciation and amortization	14,269	3,262	14,380	—	31,911
Stock compensation expense	4,798	2,609	5,191	—	12,598
Operating income	11,361	53,950	17,871	—	83,182
Interest expense, net	—	—	—	10,059	10,059
Income before income taxes	11,361	53,950	17,871	(10,059)	73,123

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION — (Continued)

	Transaction	Credit	Marketing	Other /
	Services	Services	Services	Eliminations	Total
	(In thousands)

Six months ended June 30, 2005
Revenues	$336,304	$282,180	$283,098	$(155,139)	$746,443
Adjusted EBITDA(1)	42,291	82,040	47,738	—	172,069
Depreciation and amortization	28,291	3,824	17,039	—	49,154
Stock compensation expense	1,107	1,106	1,106	—	3,319
Operating income	12,893	77,110	29,593	—	119,596
Interest expense, net	—	—	—	5,114	5,114
Income before income taxes	12,893	77,110	29,593	(5,114)	114,482
Six months ended June 30, 2006
Revenues	$384,950	$376,020	$385,194	$(178,486)	$967,678
Adjusted EBITDA(1)	59,054	138,590	64,297	—	261,941
Depreciation and amortization	27,815	5,793	25,841	—	59,449
Stock compensation expense	7,872	3,698	8,332	—	19,902
Operating income	23,367	129,099	30,124	—	182,590
Interest expense, net	—	—	—	18,596	18,596
Income before income taxes	23,367	129,099	30,124	(18,596)	163,994

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as it is the primary performance metric by which senior management is evaluated.

10.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense estimated for the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) pro forma disclosures, as adjusted for forfeitures.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the three and six months ended June 30, 2005 and 2006 respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands)

Cost of operations	$—	$7,299	$—	$13,506
General and administrative	1,875	5,299	3,319	6,396

Total	$1,875	$12,598	$3,319	$19,902

Since the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred in accordance with APB No. 25 and did not estimate for forfeitures. As a result, upon adoption of SFAS No. 123(R) the Company recognized a cumulative effect of a change in accounting principle of $0.8 million, net of tax to reverse compensation expense recognized for those awards not expected to vest.

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

The following table sets forth the pro forma amounts of net income and net income per share, for the three months and six months ended June 30, 2005, that would have resulted if the Company had accounted for the stock-based awards under the fair value recognition provisions of SFAS No. 123:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)

Net income, as reported	$34,383	$71,565
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,172	2,074
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(4,763)	(8,688)

Net income, pro forma	$30,792	$64,951

Net income per share:
Basic-as reported	$0.42	$0.87
Basic-pro forma	$0.37	$0.79
Diluted-as reported	$0.40	$0.84
Diluted-pro forma	$0.36	$0.76

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

As of June 30, 2006, there was $61.1 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately two years.

  Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock. Options typically vest ratably over three years and expire ten years after the date of grant. The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for the six months ended June 30, 2005 and June 30, 2006:

	Six Months Ended
	June 30,
	2005	2006

Expected dividend yield	—	—
Risk-free interest rate	2.94%-4.76%	4.53%-4.65%
Expected life of options (years)	6.4	7.1
Assumed volatility	28.8%-43.6%	31.9%-37.0%
Weighted average grant date fair value	$16.65	$18.46

The following table sets forth the summary of option activity under the Company’s stock option program for the six months ended June 30, 2006:

	Outstanding		Exercisable
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(Options in thousands)

Balance at December 31, 2005	6,680	$27.19	3,319	$18.01
Granted	620	43.44
Exercised	(1,452)	20.55
Cancelled	(238)	36.46

Balance at June 30, 2006	5,610	$30.47	3,174	$23.31

The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $44.4 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

The following table summarizes information concerning both outstanding and exercisable stock options at June 30, 2006:

	Outstanding
		Remaining		Exercisable
		Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price
	(Options in thousands)

$ 9.00 to $12.00	608	4.1	$11.34	608	$11.34
$12.01 to $15.00	736	4.6	$14.96	736	$14.96
$15.01 to $22.00	51	6.4	$18.96	51	$18.96
$22.01 to $29.00	779	7.0	$24.17	760	$24.07
$29.01 to $39.00	1,085	7.8	$32.06	553	$31.72
$39.01 to $47.00	2,331	8.8	$41.78	466	$41.42
$47.01 to $54.00	20	9.9	$53.25	—	—

	5,610			3,174

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was approximately $159.1 million and $112.7 million, respectively.

  Restricted Stock

During 2006, the Company has awarded both time-based and performance-based restricted stock units. Fair value of the restricted stock is estimated on the date of grant. In accordance with SFAS No. 123(R), the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Time-based restricted stock awards typically vest ratably over a three year period. Performance-based restricted stock awards vest if specified performance measures tied to the Company’s financial performance are met. The vesting provisions of 86,314 performance-based restricted stock unit awards issued in 2006 to eight employees were modified in March 2006. The vesting provisions, which were dependent on the Company’s cash earnings per share (“EPS”) growth as compared to the S&P 500, were modified such that under the new terms, the vesting provisions are dependent on the Company’s year-over-year cash earnings per share growth. The number of shares that vest may range from zero to 200%. A minimum cash EPS growth rate of 10% is necessary for the minimum 50% vesting, 18% cash EPS growth for a 100% vesting, and 36% cash EPS growth (or more) for a maximum 200% vesting. The modification had no impact on the fair value of the award; however, it did result in a change in estimate of the most likely outcome of the number of shares to vest. The incremental stock-based compensation expense recorded as a result of the change in estimate was not material.

	Performance-	Time-
	Based	Based	Total

Balance at December 31, 2005	—	469,840	469,840
Shares granted	242,015	549,765	791,780
Shares vested	(8,100)	(35,916)	(44,016)
Shares cancelled	(7,741)	(22,079)	(29,820)

Balance at June 30, 2006	226,174	961,610	1,187,784

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

The weighted average grant-date fair value per share was $44.04 for restricted stock awards granted during the six months ended June 30, 2006.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and the notes thereto included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2005.

Year in Review Highlights

Our results for the first six months of 2006 included the following significant new and renewed agreements and continued selective execution of our acquisition strategy:

•	In January 2006, we announced a long-term agreement to provide customer care and comprehensive billing and marketing management services to Green Mountain Energy Company, one of the nation’s leading retail providers of cleaner electricity products.

•	In January 2006, we signed a multi-year renewal agreement with Canada Safeway to continue our partnership in our Canadian AIR MILES Reward Program. As one of our top-ten clients, Canada Safeway has been a partner in our loyalty and marketing program since its inception in 1992.

•	In February 2006, we signed a multi-year agreement to provide billing and customer care services to WPS Resources Corporation, an energy holding company whose subsidiaries provide electric and natural gas utility service primarily to Michigan and Minnesota consumers.

•	In February 2006, we acquired iCom Information & Communications, Inc. (“ICOM”), a leading provider of targeted list, marketing data and communication solutions for the pharmaceutical industry in North America.

•	In February 2006, we signed a long-term agreement to provide a co-brand credit card program and database marketing services to New York & Company, a leading specialty retailer of women’s fashions and accessories.

•	In February 2006, we signed a long-term contract renewal to continue to provide a comprehensive private-label credit card solution to Goody’s, a retailer of moderately priced apparel for women, men and children. Under the expanded terms of agreement, we will also provide an integrated co-brand credit card program and corresponding program servicing.

•	In March 2006, we announced a multi-year agreement with Citibank, Inc. to provide a comprehensive loyalty solution to support Citi’s points-based customer rewards program, the Thank You Networksm.

•	In March 2006, we signed a contract renewal to continue to provide a comprehensive private-label credit card solution to the United Retail Group, Inc., a leading high-growth specialty retailer of plus-size women’s fashion apparel.

•	In April 2006, we signed a multi-year contract renewal to continue to provide a comprehensive private-label credit card solution for Abercrombie & Fitch, a leading men’s and women’s specialty clothing retailer.

•	In April 2006, we completed an issuance of $500.0 million asset-backed notes. The notes were issued through the World Financial Network Credit Card Master Note Trust as part of the securitization program for our private label credit card banking subsidiary, World Financial Network National Bank.

•	In May 2006, we announced a multi-year agreement to provide bill print and mail services, electronic bill presentment and prepayment processing for Sacramento Municipal Utility District, the sixth-largest publicly owned utility in the United States with approximately 560,000 residential and commercial accounts in California’s Sacramento and Placer counties.

•	In May 2006, we signed a multi-year agreement to provide permission-based email marketing services and strategic consulting services to Citicorp Credit Services, Inc., which has more than 120 million credit and charge accounts in North America.

•	In May 2006, we completed a private placement of $500.0 million of senior notes to guarantee interest rates and provide additional liquidity.

•	In May 2006, we signed a multi-year contract renewal to continue to provide database, consulting, and infrastructure services for AARP, one of the nation’s largest non-profit organizations.

•	In May 2006, we signed a contract renewal to continue to provide a comprehensive private-label credit card solution to The Room Place at Harlem Furniture, a multi-channel retailer of high-quality home furniture in the Chicago area.

•	In June 2006, we signed a long-term contract renewal to continue to provide customer information system services, application management and online bill presentment to Union Gas, a Duke Energy Company.

•	In June 2006, we signed a multi-year renewal agreement with The Great Atlantic & Pacific Company of Canada (A&P Canada) to continue our partnership in our Canadian AIR MILES Reward Program. As one of our top-ten sponsors, A&P Canada is the second largest food retailer in Ontario.

•	In June 2006, we signed a multi-year agreement to provide comprehensive private-label credit card services for Bealls Outlet Stores, Inc. and Burke’s Outlet Stores, Inc., leading retailers of value-priced apparel, accessories and home furnishings with more than 500 stores across 14 states.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA less the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure as part of our monitoring of compliance with the financial covenants in our credit facilities and senior notes. For the six months ended June 30, 2006, senior debt-to-operating EBITDA was 1.0x compared to a maximum ratio of 2.50x permitted in our credit facilities and 2.75x permitted in our senior note agreements. Operating EBITDA to interest expense was 18.5x compared to a minimum ratio of 3.5x permitted in our credit facilities and 15.4x compared to a minimum of 3.0x permitted in our senior note agreements. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facilities together with cash flow from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of June 30, 2006, we had borrowings of $539.7 million outstanding under the senior notes and credit facilities and had approximately $475.3 million in unused borrowing capacity. During January 2006, we increased our borrowing capacity by an incremental $300.0 million through entering into an additional credit agreement. This credit agreement was paid in full on May 16, 2006 and permitted to terminate pursuant to its terms on its scheduled maturity date, June 30, 2006. During May 2006, we entered into a senior note purchase agreement, pursuant to which we issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes and $250.0 million aggregate principal amount of 6.14% Series B Notes with maturities of May 16, 2009 and May 16, 2011, respectively. We were in compliance with our covenants at June 30, 2006, and we expect to be in compliance with these covenants under these credit facilities and the senior notes during the year ending December 31, 2006.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
		(In thousands)

Net income	$34,383	$44,795	$71,565	$101,216
Stock compensation expense	1,875	12,598	3,319	19,902
Provision for income taxes	20,611	28,328	42,917	62,778
Interest expense, net	2,353	10,059	5,114	18,596
Depreciation and other amortization	13,881	15,849	29,211	31,066
Amortization of purchased intangibles	10,101	16,062	19,943	28,383

Adjusted EBITDA	83,204	127,691	172,069	261,941
Change in deferred revenue	4,387	43,541	7,099	51,794
Change in redemption settlement assets	4,748	(14,371)	4,436	(19,802)

Operating EBITDA	$92,339	$156,861	$183,604	$293,933

Note:	Change in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Change in redemption settlement assets is also affected by transfers of cash.

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2006

	Three Months Ended June 30,		Change
	2005	2006	$	%
	(In thousands, except percentages)

Revenue:
Transaction Services	$168,560	$193,258	$24,698	14.7%
Credit Services	130,763	176,889	46,126	35.3
Marketing Services	145,742	208,652	62,910	43.2
Other/Eliminations	(74,497)	(88,352)	(13,855)	18.6

Total	$370,568	$490,447	$119,879	32.4%

Adjusted EBITDA:
Transaction Services	$22,175	$30,428	$8,253	37.2%
Credit Services	34,605	59,821	25,216	72.9
Marketing Services	26,424	37,442	11,018	41.7

Total	$83,204	$127,691	$44,487	53.5%

Stock compensation expense:
Transaction Services	$625	$4,798	$4,173	667.7%
Credit Services	625	2,609	1,984	317.4
Marketing Services	625	5,191	4,566	730.6

Total	$1,875	$12,598	$10,723	571.9%

Depreciation and amortization:
Transaction Services	$13,573	$14,269	$696	5.1%
Credit Services	1,877	3,262	1,385	73.8
Marketing Services	8,532	14,380	5,848	68.5

Total	$23,982	$31,911	$7,929	33.1%

Operating expenses(1):
Transaction Services	$146,385	$162,830	$16,445	11.2%
Credit Services	96,158	117,068	20,910	21.7
Marketing Services	119,318	171,210	51,892	43.5
Other/Eliminations	(74,497)	(88,352)	(13,855)	18.6

Total	$287,364	$362,756	$75,392	26.2%

Operating income:
Transaction Services	$7,977	$11,361	$3,384	42.4%
Credit Services	32,103	53,950	21,847	68.1
Marketing Services	17,267	17,871	604	3.5

Total	$57,347	$83,182	$25,835	45.1%

Adjusted EBITDA margin(2):
Transaction Services	13.2%	15.7%	2.5%
Credit Services	26.5	33.8	7.3
Marketing Services	18.1	17.9	(0.2)

Total	22.5%	26.0%	3.5%

Segment operating data:
Statements generated	47,239	52,193	4,954	10.5%
Credit sales	$1,637,592	$1,884,168	$246,576	15.1%
Average managed receivables	$3,070,988	$3,556,953	$485,955	15.8%
AIR MILES reward miles issued	816,186	963,921	147,735	18.1%
AIR MILES reward miles redeemed	514,041	580,252	66,211	12.9%

(1)	Operating expenses excludes depreciation, amortization and stock compensation expense.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue.  Total revenue increased $119.9 million, or 32.4%, to $490.5 million for the three months ended June 30, 2006 from $370.6 million for the comparable period in 2005. The increase was due to a 14.7% increase in Transaction Services revenue, a 35.3% increase in Credit Services revenue, and a 43.2% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $24.7 million, or 14.7%, primarily due to a 10.5% increase in statements generated from our private label and utility businesses. The private label business increase was the result of a ramp up of clients signed during 2005. Revenue for utility services was also positively impacted by the migration of various services for two of our significant clients.

•	Credit Services. Credit Services revenue increased $46.1 million, or 35.3%, primarily due to a 51.2% increase in securitization income and finance charges, net offset by a small decrease in Merchant Discount fees. Securitization income and finance charges, net increased $47.7 million primarily as a result of a 15.8% increase in our average managed receivables, an increase in collected yield, lower charge-offs and a slight improvement in the cost of funds. The improvement of charge-off rates is a continuation of the benefit that we have received this year as a result of the bankruptcy reform legislation which was enacted during the fourth quarter of 2005.

•	Marketing Services. Marketing Services revenue increased $62.9 million, or 43.2%, due to growth in the AIR MILES Reward Program and the recent Epsilon Interactive, ICOM and DoubleClick acquisitions. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $17.1 million related to a 12.9% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $5.0 million primarily related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs. Correspondingly, our deferred revenue balance increased 7.0% to $662.3 million at June 30, 2006 from $618.8 million at March 31, 2006 due to an 18.1% increase in AIR MILES reward miles issued during the three months ended June 30, 2006 over the comparable period in 2005, and changes in foreign currency exchange rates. Changes in the exchange rate of the Canadian dollar accounted for approximately $12.9 million of the revenue increase. Database marketing fees increased by $27.9 million primarily related to Epsilon, and its recent acquisitions of Epsilon Interactive, ICOM and DoubleClick.

Operating Expenses.  Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $75.4 million, or 26.2%, to $362.8 million during the three months ended June 30, 2006 from $287.4 million during the comparable period in 2005. Total adjusted EBITDA margin increased to 26.0% for the three months ended June 30, 2006 from 22.5% for the comparable period in 2005 due to increased margins across Transaction Services and Credit Services, offset by a slight decrease in margin for Marketing Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $16.4 million, or 11.2%, to $162.8 million for the three months ended June 30, 2006 from $146.4 million for the comparable period in 2005, and adjusted EBITDA margin increased to 15.7% for the three months ended June 30, 2006 from 13.2% during the comparable period in 2005. The increase in adjusted EBITDA margin was primarily the result of increases in revenue driven by a 10.5% increase in the segment’s key driver, statements generated, and lower corporate overhead charges.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $20.9 million, or 21.7%, to $117.1 million for the three months ended June 30, 2006 from $96.2 million for the comparable period in 2005, and adjusted EBITDA margin increased to 33.8% for the three months ended June 30, 2006 from 26.5% for the same period in 2005. The increased margin is the result of favorable revenue trends from an increase in our average managed receivables, an increase in collected yield, lower net charge-offs, and a slight improvement in the cost of funds. Margin growth also came from leveraging existing infrastructure and lower corporate overhead charges.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $51.9 million, or 43.5%, to $171.2 million for the three months ended June 30, 2006 from $119.3 million for the comparable period in 2005, and adjusted EBITDA margin was relatively flat at 17.9% for the three months ended June 30, 2006 compared to 18.1% for the same period in 2005. The adjusted EBITDA margin was impacted by the timing of marketing expenditures compared to the same period in 2005, as well as lower corporate overhead charges.

•	Stock compensation expense. Stock compensation expense was $12.6 million for the three months ended June 30, 2006 compared to $1.9 million for the comparable period in 2005 due to our adoption of SFAS No. 123(R).

•	Depreciation and Amortization. Depreciation and amortization increased $7.9 million, or 33.1%, to $31.9 million for the three months ended June 30, 2006 from $24.0 million for the comparable period in 2005 primarily due to a $6.0 million increase in the amortization of purchased intangibles and an increase of $1.9 million in depreciation and other amortization.

Operating Income.  Operating income increased $25.8 million, or 45.1%, to $83.2 million for the three months ended June 30, 2006 from $57.3 million during the comparable period in 2005. Operating income increased due to the revenue and expense factors discussed above.

Interest Expense.  Interest expense increased $7.7 million, or 327.5%, to $10.1 million for the three months ended June 30, 2006 from $2.4 million for the comparable period in 2005. Interest on certificates of deposit increased $2.6 million due to an increase in on-balance sheet receivables of approximately $165 million as compared to prior year, which was primarily associated with financing of the Blair portfolio acquisition completed in November 2005. Core debt interest expense increased $5.6 million as a result of additional borrowings to fund our stock repurchase program and the acquisitions of ICOM and DoubleClick.

Taxes.  Income tax expense increased $7.7 million to $28.3 million for the three months ended June 30, 2006 from $20.6 million in 2005 due to an increase in taxable income. Our effective tax rate increased to 38.7% in 2006 compared to 37.5% in 2005 primarily as a result of changes in tax legislation in Texas and Canada.

Results of Operations

Six months ended June 30, 2005 compared to the six months ended June 30, 2006

	Six Months Ended
	June 30,		Change
	2005	2006	$	%
	(In thousands, except percentages)

Revenue:
Transaction Services	$336,304	$384,950	$48,646	14.5%
Credit Services	282,180	376,020	93,840	33.3
Marketing Services	283,098	385,194	102,096	36.1
Other/Eliminations	(155,139)	(178,486)	(23,347)	15.0

Total	$746,443	$967,678	$221,235	29.6%

Adjusted EBITDA:
Transaction Services	$42,291	$59,054	$16,763	39.6%
Credit Services	82,040	138,590	56,550	68.9
Marketing Services	47,738	64,297	16,559	34.7

Total	$172,069	$261,941	$89,872	52.2%

Stock compensation expense:
Transaction Services	$1,107	$7,872	$6,765	611.1%
Credit Services	1,106	3,698	2,592	234.4
Marketing Services	1,106	8,332	7,226	653.3

Total	$3,319	$19,902	$16,583	499.6%

Depreciation and amortization:
Transaction Services	$28,291	$27,815	$(476)	(1.7)%
Credit Services	3,824	5,793	1,969	51.5
Marketing Services	17,039	25,841	8,802	51.7

Total	$49,154	$59,449	$10,295	20.9%

Operating expenses(1):
Transaction Services	$294,013	$325,896	$31,883	10.8%
Credit Services	200,140	237,430	37,290	18.6
Marketing Services	235,360	320,897	85,537	36.3
Other/Eliminations	(155,139)	(178,486)	(23,347)	15.0

Total	$574,374	$705,737	$131,363	22.9%

Operating income:
Transaction Services	$12,893	$23,367	$10,474	81.2%
Credit Services	77,110	129,099	51,989	67.4
Marketing Services	29,593	30,124	531	1.8

Total	$119,596	$182,590	$62,994	52.7%

Adjusted EBITDA margin(2):
Transaction Services	12.6%	15.3%	2.7%
Credit Services	29.1	36.9	7.8
Marketing Services	16.9	16.7	(0.2)

Total	23.1%	27.1%	4.0%

Segment operating data:
Statements generated	94,316	104,053	9,737	10.3%
Credit sales	$2,976,814	$3,378,258	$401,444	13.5%
Average managed receivables	$3,104,178	$3,569,416	$465,233	15.0%
AIR MILES reward miles issued	1,526,948	1,820,355	293,407	19.2%
AIR MILES reward miles redeemed	973,688	1,134,563	160,875	16.5%

(1)	Operating expenses excludes depreciation, amortization and stock compensation expense.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue.  Total revenue increased $221.2 million, or 29.6%, to $967.7 million for the six months ended June 30, 2006 from $746.4 million for the comparable period in 2005. The increase was due to a 14.5% increase in Transaction Services revenue, a 33.3% increase in Credit Services revenue, and a 36.1% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $48.6 million, or 14.5%, primarily due to a 10.3% increase in statements generated from our private label and utility businesses. The private label business increase was the result of a ramp up of clients signed during 2005. Revenue for utility services was also positively impacted by the migration of various services for two of our significant clients.

•	Credit Services. Credit Services revenue increased $93.8 million, or 33.3%, primarily due to a 45.3% increase in securitization income and finance charges, net offset by a small decrease in Merchant Discount fees. Securitization income and finance charges, net increased $94.0 million primarily as a result of a 15.0% increase in our average managed receivables, an increase in collected yield, lower charge-offs and a slight improvement in the cost of funds. The improvement of charge-off rates is a continuation of the benefit that we have received this year as a result of the bankruptcy reform legislation which was enacted during the fourth quarter of 2005.

•	Marketing Services. Marketing Services revenue increased $102.1 million, or 36.1%, due to growth in the AIR MILES Reward Program and the recent Epsilon Interactive, ICOM and DoubleClick acquisitions. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $33.4 million related to a 16.5% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $8.9 million primarily related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs. Correspondingly, our deferred revenue balance increased 8.5% to $662.3 million at June 30, 2006 from $610.5 million at December 31, 2005 due to a 19.2% increase in AIR MILES reward miles issued during the six months ended June 30, 2006 over the comparable period in 2005, and changes in foreign currency exchange rates. Changes in the exchange rate of the Canadian dollar accounted for approximately $19.7 million of the revenue increase. Database marketing fees increased by $37.7 million primarily related to Epsilon, and its recent acquisitions of Epsilon Interactive, ICOM and DoubleClick.

Operating Expenses.  Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $131.4 million, or 22.9%, to $705.7 million during the six months ended June 30, 2006 from $574.4 million during the comparable period in 2005. Total adjusted EBITDA margin increased to 27.1% for the six months ended June 30, 2006 from 23.1% for the comparable period in 2005 due to increased margins across Transaction Services and Credit Services, offset by a slight decrease in margin for Marketing Services.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $31.9 million, or 10.8%, to $325.9 million for the six months ended June 30, 2006 from $294.0 million for the comparable period in 2005, and adjusted EBITDA margin increased to 15.3% for the six months ended June 30, 2006 from 12.6% during the comparable period in 2005. The increase in adjusted EBITDA margin was primarily the result of increases in revenue driven by a 10.3% increase in the segment’s key driver, statements generated, and lower corporate overhead charges.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $37.3 million, or 18.6%, to $237.4 million for the six months ended June 30, 2006 from $200.1 million for the comparable period in 2005, and adjusted EBITDA margin increased to 36.9% for the six months ended June 30, 2006 from 29.1% for the same period in 2005. The increased margin is the result of favorable revenue trends from an increase in our average managed receivables, an increase in collected yield, lower net charge-offs, and a slight improvement in the cost of funds. Margin growth also came from leveraging existing infrastructure and lower corporate overhead charges.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $85.5 million, or 36.3%, to $320.9 million for the six months ended June 30, 2006 from $235.4 million for the comparable period in 2005, and adjusted EBITDA margin was relatively flat at 16.7% for the six months ended June 30, 2006 from 16.9% for the comparable period in 2005. The adjusted EBITDA margin was impacted by the timing of marketing expenses incurred during the first half of the year, as well as lower corporate overhead charges.

•	Stock compensation expense. Stock compensation expense was $19.9 million for the six months ended June 30, 2006 compared to $3.3 million for the comparable period in 2005 due to our adoption of SFAS No. 123(R).

•	Depreciation and Amortization. Depreciation and amortization increased $10.3 million, or 20.9%, to $59.4 million for the six months ended June 30, 2006 from $49.2 million for the comparable period in 2005 primarily due to a $8.4 million increase in the amortization of purchased intangibles and an increase of $1.9 million in depreciation and other amortization.

Operating Income.  Operating income increased $63.0 million, or 52.7%, to $182.6 million for the six months ended June 30, 2006 from $119.6 million during the comparable period in 2005. Operating income increased due to the revenue and expense factors discussed above.

Interest Expense.  Interest expense increased $13.5 million, or 263.6%, to $18.6 million for the six months ended June 30, 2006 from $5.1 million for the comparable period in 2005. Interest on certificates of deposit increased $5.8 million due to an increase in on-balance sheet receivables of approximately $165.2 million as compared to prior year, which was primarily associated with financing of the Blair portfolio acquisition completed in November 2005. Core debt interest expense increased $9.0 million as a result of additional borrowings to fund our stock repurchase program and the acquisitions of ICOM and DoubleClick.

Taxes.  Income tax expense increased $19.9 million to $62.8 million for the six months ended June 30, 2006 from $42.9 million in 2005 due to an increase in taxable income. Our effective tax rate increased to 38.3% in 2006 compared to 37.5% in 2005 primarily as a result in changes of tax legislation in Texas and Canada.

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

An older private label credit card portfolio generally equates to a more stable performance of the portfolio. At June 30, 2006, 57.2% of securitized accounts with balances and 60.8% of securitized receivables were for accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	December 31,		June 30,
	2005	% of Total	2006	% of Total
	(Dollars in thousands)

Receivables outstanding	$3,714,548	100.0%	$3,619,840	100.0%
Receivables balances contractually delinquent:
31 to 60 days	59,018	1.6	55,706	1.5
61 to 90 days	35,342	1.0	34,322	0.9
91 or more days	69,343	1.9	65,389	1.8

Total	$163,703	4.4%	$155,417	4.3%

Net Charge-Offs.  Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees. The following table presents our net charge-offs for the periods indicated on a managed basis. Average managed receivables represent the average balance of the cardholder receivables at the beginning of each month in the period indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(Dollars in thousands)

Average managed receivables	$3,070,988	$3,556,953	$3,104,178	$3,569,416
Net charge-offs	49,138	42,438	95,610	79,475
Net charge-offs as a percentage of average managed receivables (annualized)	6.4%	4.8%	6.2%	4.5%

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

	Six Months Ended
	June 30,
	2005	2006
	(In thousands)

Cash provided by operating activities before proceeds from the sale of credit card portfolios and change in merchant settlement activity	$135,340	$145,297
Proceeds from the sale of credit card portfolios to the securitization trusts	—	70,870
Net change in merchant settlement activity	4,969	34,058

Cash provided by operating activities	$140,309	$250,225

We generated cash flow from operating activities before proceeds from the sale of credit card portfolios and change in merchant settlement activity of $145.3 million for the six months ended June 30, 2006 as compared to $135.3 million for the comparable period in 2005. The increase in operating cash flows before changes in merchant settlement activity is related to improved operating results for the six months ended June 30, 2006 offset in part by the classification of the tax benefits associated with the exercise of stock options and related stock-based compensation. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities.  Cash used in investing activities was $127.9 million for the six months ended June 30, 2006 compared to $29.8 million of cash provided for the comparable period in 2005. Significant components of investing activities are as follows:

•	Acquisitions. Cash outlays, net of cash received, for acquisitions for the six months ended June 30, 2006 was $128.1 million compared to $15.3 million for the comparable period in 2005. The outlay for acquisitions in 2006 relates primarily to the purchase of ICOM, a leading provider of targeted list, marketing data and communications solutions for the pharmaceutical industries in North America and DoubleClick, one of the largest permission-based email marketing service providers, with operations across North America, Europe and Asia/Pacific.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. Securitized credit card receivables were over $3.3 billion as of June 30, 2006. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity as well as on-balance sheet credit card receivables was $62.4 million for the six months ended June 30, 2006 and $73.0 million for the comparable period in 2005. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the six months ended June 30, 2006 were $48.6 million compared to $28.6 million for the comparable period in 2005. We anticipate capital expenditures to be approximately 5% of annual revenue for the foreseeable future.

Financing Activities.  Net cash used in financing activities was $116.0 million for the six months ended June 30, 2006 compared to a net use of cash of $153.8 million in the comparable period in 2005. Our financing activities during the six months ended June 30, 2006 relate primarily to borrowings and repayments of debt, the repurchase of 1,335,152 shares of our common stock under our stock repurchase program and the issuance and repayment of certificates of deposit.

Liquidity Sources.  In addition to cash generated from operating activities, we have four main sources of liquidity: our securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facilities and issuances of equity and debt securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet current and anticipated financing requirements during the next 12 months.

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

Our securitization of credit card receivables involves sales to the WFN Trusts. We remove credit card receivables from our Consolidated Balance Sheets for those asset securitizations that qualify as sales in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 140”). For the six months ended June 30, 2006, we recognized $2.5 million in gains related to the securitization of new credit card receivables accounted for as sales. We record gains or losses on the securitization of credit card receivables on the date of the sale based on cash received, the estimate of fair value of assets sold and retained, and liabilities incurred in the sale.

In April 2006, World Financial Network Credit Card Master Note Trust issued $395.0 million of Class A Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.13% per year and that will mature in April 2013, $18.8 million of Class M Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.21% per year that will mature in April 2013, $23.8 million of Class B Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.35% per year that will mature in April 2013 and $62.5 million of Class C Series 2006-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 0.60% per year that will mature in April 2013. The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s, Moody’s, and Fitch Ratings. In connection with the transaction, World Financial Network Credit Card Master Note Trust also entered into interest rate swaps that effectively fix the interest rate on the notes starting at 5.53% over the seven-year term of the interest rate swaps. The 2006 Series A Notes were pre-funded, with $450.0 million of the proceeds invested in a guaranteed investment contract in order to minimize negative carrying costs until receivables are purchased by World Financial Network Credit Card Master Note Trust later this year.

As of June 30, 2006, the WFN Trusts had over $3.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

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

Certificates of Deposit.  We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 4.3% to 5.6%. As of June 30, 2006, we had $190.1 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities.  During January 2006, we entered into an additional credit agreement to increase our borrowing capacity by an incremental $300.0 million. This credit agreement included usual and customary negative covenants for credit agreements of this type. Payment of amounts due under this credit agreement were secured by guaranties, pledges of the ownership interests of certain of our subsidiaries and pledges of certain intercompany promissory notes. On January 5, 2006, we borrowed $300.0 million under this credit agreement, which we used for general corporate purposes, including other debt repayment, repurchases of our common stock in connection with our stock repurchase program, mergers and acquisitions, and working capital expenditures. We paid in full the $300.0 million credit facility on May 16, 2006 with a portion of the proceeds from the senior notes and permitted this credit agreement to terminate pursuant to its terms on its scheduled maturity date, June 30, 2006.

On April 6, 2006, we amended our 364-day facility to extend the maturity date from April 6, 2006 to April 5, 2007.

Advances under all of our credit facilities are in the form of either base rate loans or Eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its “prime rate” and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the ratio of total debt under the credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities. All of our credit facilities are secured by pledges of stock of certain of our subsidiaries and pledges of certain intercompany promissory notes.

We utilize our credit facilities, senior notes and excess cash flows from operations to support our acquisition strategy and to fund working capital, our stock buyback program and capital expenditures. We were in compliance with our covenants under our credit facilities and senior notes at June 30, 2006.

Senior Notes.  On May 16, 2006, we entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The proceeds were used to retire the $300.0 million credit facility, to repay other debt and for general corporate purposes.

The payment obligations under the senior notes are guaranteed by certain of our existing and future subsidiaries, currently ADS Alliance Data Systems, Inc. The Series A and Series B Notes will accrue interest on the unpaid balance thereof at the rate of 6.00% and 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type.

The senior notes are unsecured. If, as of September 30, 2006, our senior credit facilities are secured by pledges of the ownership interests of certain of our subsidiaries and pledges of certain intercompany promissory notes, we will grant the holders of the senior notes equal and ratable security interests in the same collateral to secure the senior notes.

At June 30, 2006, we had borrowings of $39.7 million outstanding under our credit facilities (with an average interest rate of 7.4%), $500.0 million under our senior notes, no letters of credit outstanding, and we had available unused borrowing capacity of approximately $475.3 million. These credit facilities limit our aggregate outstanding letters of credit to $50.0 million.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS No. 156 addresses the recognition and measurement of separately-recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN No. 48 prescribes a financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect the adoption of FIN No. 48 will have on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There has been no material change from our Annual Report on Form 10-K/A for the year ended December 31, 2005 related to our exposure to market risk from off-balance sheet risk, credit risk, and redemption reward risk.

Interest Rate Risk.  Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $91.3 million for the first six months of 2006, which includes both on- and off-balance sheet transactions. Of this total, $18.6 million of the interest expense, net was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. We manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At June 30, 2006, we had $4.4 billion of debt, including $3.7 billion of off-balance sheet debt from our securitization program.

•	At June 30, 2006, 83.8% of our $4.4 billion of debt was fixed or effectively fixed through interest rate swap agreements.

•	At June 30, 2006, 69.8% of our total debt, comprised entirely of 84.0% of our off-balance sheet debt, was locked at a current effective interest rate of 4.11% through interest rate swap agreements with notional amounts totaling $3.1 billion. Of the remaining 16.0% of our off-balance sheet debt, we have variable rate private label credit cards that are equal to or greater than the variable rate debt.

•	At June 30, 2006, approximately 14.0% of our total debt, comprised entirely of 82.6% of our on-balance sheet debt, was subject to fixed rates with a weighted average interest rate of 5.7%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. For the six-month period ended June 30, 2006, a 1.0% increase in interest rates would have resulted in an annual decrease to pretax income of approximately $1.9 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

Foreign Currency Exchange Risk.  We are exposed to fluctuations in the exchange rates primarily between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge our net investment exposure in our Canadian subsidiary.

Item 4.	Controls and Procedures

Evaluation

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2005 did not include the internal controls of Epsilon Interactive, ICOM, and DoubleClick because of the timing of these acquisitions, which were completed in September 2005, February 2006, and April 2006 respectively. As of December 31, 2005, these entities constituted $147.7 million of total assets and an immaterial amount of revenues and net income for the year then ended. In the fourth quarter of 2006, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include Epsilon Interactive. As part of our integration of Epsilon Interactive, we are in the process of converting their legacy general ledger platform to the platform used by our existing business units.

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

There has been no material change from our Annual Report on Form 10-K/A for the year ended December 31, 2005 related to our exposure to market risk from off-balance sheet risk, credit risk, and redemption reward risk.

We are updating the risk factor below to provide more information regarding our interest rate risk as of June 30, 2006.

Interest Rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

An increase in market interest rates could reduce the amount we realize from the spread between the yield on our assets and our cost of funding. A rise in market interest rates may indirectly impact the payment performance of consumers or the value of, or the amount we could realize from the sale of interest-only strips. At June 30, 2006, we had $4.4 billion of debt, including $3.7 billion of off-balance sheet debt from our securitization program.

•	At June 30, 2006, 83.8% of our $4.4 billion of debt was fixed or effectively fixed through interest rate swap agreements.

•	At June 30, 2006, 69.8% of our total debt, comprised entirely of 84.0% of our off-balance sheet debt, was locked at a current effective interest rate of 4.11% through interest rate swap agreements with notional amounts totaling $3.1 billion. Of the remaining 16.0% of our off-balance sheet debt, we have variable rate private label credit cards that are equal to or greater than the variable rate debt.

•	At June 30, 2006, approximately 14.0% of our total debt, comprised entirely of 82.6% of our on-balance sheet debt, was subject to fixed rates with a weighted average interest rate of 5.7%.

Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in a decrease to pretax income of approximately $1.9 million related to our on-balance sheet debt for the six-month period ended June 30, 2006. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006. At the expiration date of the program, we had acquired the full amount allowable under this program. On October 27, 2005, our Board of Directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. As of June 2006, we have acquired $133.2 million under this program. In total, we have repurchased 5,277,252 shares of our common stock for approximately $213.2 million as of June 30, 2006 under the above two programs. Additionally, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the second quarter of 2006.

The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2006:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(1) (2)
				(In millions)

During the second quarter of 2006:
April	93,976	$46.30	92,452	$117.3
May	536,199	53.34	534,200	88.8
June	46,080	53.11	38,300	86.8

Total	676,255	$52.35	664,952	$86.8

(1)	On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to an aggregate of $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we have acquired the full amount available under this program. On October 27, 2005, our Board of Directors authorized a new stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006.

(2)	Debt covenants in our credit facilities restrict the amount of funds that we have available for repurchases of our common stock in any calendar year.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 6, 2006, the Annual Meeting of Stockholders (“Annual Meeting”) was held at our corporate headquarters at 17655 Waterview Parkway, Dallas, Texas 75252. A total of 76,864,712 of our shares of common stock were present or represented by proxy at the Annual Meeting. This represented more than 95% of our shares outstanding. Two management proposals were voted upon at the Annual Meeting and each was approved. Each of Robert A. Minicucci and J. Michael Parks was re-elected as a Class III director to serve until our 2009 annual meeting of stockholders and until his successor is duly elected and qualified, and the selection of Deloitte & Touche LLP as our independent registered public accounting firm for 2006 was ratified and approved by the stockholders.

The results of the tabulation of the votes cast at the Annual Meeting are as follows:

	For (#)	Withhold (#)

Proposal 1 — Election of Directors:
Robert A. Minicucci	76,291,607	573,105
J. Michael Parks	76,115,161	749,551

	For (#)	Against (#)	Abstain (#)	No Vote (#)

Proposal 2 — Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for 2006	76,534,211	327,428	3,073	0

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1		Note Purchase Agreement, dated as of May 1, 2006, by and among Alliance Data Systems Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).
10.2		Subsidiary Guaranty, dated as of May 1, 2006, by ADS Alliance Data Systems, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).
+10	.3	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2006, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2006

By:	/s/ Michael D. Kubic Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: August 7, 2006

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1		Note Purchase Agreement, dated as of May 1, 2006, by and among Alliance Data Systems Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).
10.2		Subsidiary Guaranty, dated as of May 1, 2006, by ADS Alliance Data Systems, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).
+10	.3	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2006, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.