Form 10-Q
period 2006-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2006-11-06
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

As of November 1, 2006, 79,731,538 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2006
	(In thousands, except per share amounts)

ASSETS
Cash and cash equivalents	$143,213	$144,732
Due from card associations	58,416	71,946
Trade receivables, less allowance for doubtful accounts ($2,079 and $2,553 at December 31, 2005 and September 30, 2006, respectively)	203,883	235,700
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($38,415 and $38,570 at December 31, 2005 and September 30, 2006, respectively)	479,108	387,187
Deferred tax asset, net	70,221	74,460
Other current assets	87,612	113,281

Total current assets	1,042,453	1,027,306
Redemption settlement assets, restricted	260,963	289,953
Property and equipment, net	162,972	199,719
Due from securitizations	271,256	250,669
Intangible assets, net	265,000	262,199
Goodwill	858,470	927,503
Other non-current assets	64,968	62,083

Total assets	$2,926,082	$3,019,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$67,384	$79,817
Accrued expenses	198,707	188,417
Merchant settlement obligations	127,038	152,387
Certificates of deposit	342,600	165,800
Credit facilities and other debt, current	235,843	7,999
Other current liabilities	76,999	74,278

Total current liabilities	1,048,571	668,698
Deferred tax liability, net	62,847	29,007
Deferred revenue	610,533	678,414
Certificates of deposit	36,500	—
Long-term and other debt	222,001	593,542
Other liabilities	24,523	10,805

Total liabilities	2,004,975	1,980,466
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 84,765 shares and 86,555 shares at December 31, 2005 and September 30, 2006, respectively	848	866
Unearned compensation	(14,504)	—
Additional paid-in capital	743,545	811,531
Treasury stock, at cost (4,360 shares and 6,784 shares at December 31, 2005 and September 30, 2006, respectively)	(154,952)	(274,658)
Retained earnings	338,081	488,077
Accumulated other comprehensive income	8,089	13,150

Total stockholders’ equity	921,107	1,038,966

Total liabilities and stockholders’ equity	$2,926,082	$3,019,432

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands, except per share amounts)

Revenues
Transaction	$159,092	$170,443	$452,845	$502,396
Redemption	66,221	85,274	196,745	249,092
Securitization income and finance charges, net	98,441	142,611	306,390	444,660
Database marketing fees	43,833	81,209	135,007	209,492
Other revenue	17,226	27,047	40,269	68,622

Total revenue	384,813	506,584	1,131,256	1,474,262
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	277,627	357,247	812,411	1,041,919
General and administrative	23,050	28,150	65,960	69,117
Depreciation and other amortization	13,972	16,892	43,182	47,958
Amortization of purchased intangibles	10,359	15,086	30,301	43,469

Total operating expenses	325,008	417,375	951,854	1,202,463

Operating income	59,805	89,209	179,402	271,799
Interest expense, net	2,422	10,639	7,537	29,235

Income before income taxes	57,383	78,570	171,865	242,564
Provision for income taxes	21,532	29,790	64,449	92,568

Net income	$35,851	$48,780	$107,416	$149,996

Net income per share — basic	$0.43	$0.61	$1.30	$1.88

Net income per share — diluted	$0.42	$0.60	$1.26	$1.84

Weighted average shares — basic	82,755	79,612	82,612	79,885

Weighted average shares — diluted	85,249	81,491	85,320	81,657

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,416	$149,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,483	91,427
Deferred income taxes	(5,741)	(22,642)
Provision for doubtful accounts	13,705	17,306
Fair value gain on interest only strip	(14,300)	(7,970)
Non-cash stock compensation	5,263	31,476
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(30,023)	(9,753)
Change in merchant settlement activity	15,772	11,819
Change in other assets	8,762	(20,081)
Change in accounts payable and accrued expenses	(2,132)	4,778
Change in deferred revenue	31,016	40,152
Change in other liabilities	(8,836)	(13,770)
Tax benefit of stock option exercises	13,200	—
Excess tax benefits from stock-based compensation	—	(13,784)
Purchase of credit card receivables	(20,527)	(68,398)
Proceeds from the sale of credit card receivable portfolios	—	154,445
Other	1,527	7,899

Net cash provided by operating activities	188,585	352,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(6,064)	(16,803)
Payments for acquired businesses, net of cash acquired	(139,675)	(133,118)
Net increase in seller’s interest and credit card receivables	(3,622)	8,906
Change in due from securitizations	61,516	29,022
Capital expenditures	(45,595)	(72,202)
Other	(2,783)	(42)

Net cash used in investing activities	(136,223)	202,049
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	577,172	2,441,907
Repayment of borrowings	(591,418)	(2,303,907)
Certificate of deposit issuances	166,500	139,500
Repayments of certificates of deposits	(94,200)	(352,800)
Payment of capital lease obligations	(5,471)	(5,815)
Payment of deferred financing costs	—	(3,668)
Excess tax benefits from stock-based compensation	—	13,784
Proceeds from issuance of common stock	27,397	39,332
Purchase of treasury shares	(60,267)	(119,706)

Net cash provided by (used in) financing activities	19,713	(151,373)

Effect of exchange rate changes on cash and cash equivalents	1,313	2,041

Change in cash and cash equivalents	73,388	1,519
Cash and cash equivalents at beginning of period	84,409	143,213

Cash and cash equivalents at end of period	$157,797	$144,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,798	$17,322

Income taxes paid, net of refunds	$40,164	$101,498

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

2.	SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands, except per share amounts)

Numerator
Net income available to common stockholders	$35,851	$48,780	$107,416	$149,996

Denominator
Weighted average shares, basic	82,755	79,612	82,612	79,885
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	130	509	113	386
Net effect of dilutive stock options	2,364	1,370	2,595	1,386

Denominator for diluted calculation	85,249	81,491	85,320	81,657

Basic
Net income per share	$0.43	$0.61	$1.30	$1.88

Diluted
Net income per share	$0.42	$0.60	$1.26	$1.84

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

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

In April 2006, the Company acquired DoubleClick Email Solutions (“DoubleClick”), one of the largest permission-based email marketing service providers, with operations across North America, Europe and Asia/Pacific. Total consideration paid was approximately $91.1 million. As a result of this acquisition, the Company acquired approximately $26.8 million of customer contracts, $2.3 million of capitalized software, and $0.4 million associated with a non-compete agreement. The results of operations for DoubleClick have been included since the date of acquisition and are reflected in our Marketing Services Segment. The purchase price allocation as of the acquisition date was as follows:

As of
April 3,
2006
(In thousands)

Identifiable intangible assets	$27,200
Capitalized software	2,300
Goodwill	55,614
Net assets	5,996

Purchase price	$91,110

In October 2006, the Company acquired CPC Associates, Inc., a premier provider of data products and services used to increase effectiveness of direct-response marketing programs for a variety of business sectors. Total consideration paid was approximately $70 million.

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September, 30 2006
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(In thousands)

Customer contracts and lists	$282,844	$(104,253)	$178,591	1-20 years — straight line
Premium on purchased credit card portfolios	72,109	(19,573)	52,536	5-10 years — straight line or accelerated
Collector database	62,853	(46,357)	16,496	15% — declining balance
Tradename	12,350	—	12,350	Indefinite life
Noncompete agreements	1,800	(301)	1,499	2-5 years — straight line
Favorable lease	1,000	(273)	727	4 years — straight line

Total intangible assets	$432,956	$(170,757)	$262,199

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INTANGIBLE ASSETS AND GOODWILL — (Continued)

	December 31, 2005
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(In thousands)

Customer contracts and lists	$243,906	$(73,766)	$170,140	2-20 years — straight line
Premium on purchased credit card portfolios	77,529	(14,700)	62,829	5-10 years — straight line
Collector database	60,186	(42,292)	17,894	15% — declining balance
Tradename	12,350	—	12,350	Indefinite life
Noncompete agreements	2,400	(1,545)	855	3-5 years — straight line
Favorable lease	1,000	(68)	932	4 years — straight line

Total intangible assets	$397,371	$(132,371)	$265,000

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Transaction	Credit	Marketing
	Services	Services	Services	Total
	(In thousands)

December 31, 2005	$335,419	$—	$523,051	$858,470
Goodwill acquired during the period	—	—	69,120	69,120
Effects of foreign currency translation	463	—	9,837	10,300
Other, primarily final purchase price adjustments	(452)	—	(9,935)	(10,387)

September 30, 2006	$335,430	$—	$592,073	$927,503

5.	DEBT

Debt consists of the following:

	December 31,	September 30,
	2005	2006
	(In thousands)

Certificates of deposit	$379,100	$165,800
Senior notes	—	500,000
Credit facilities	441,000	79,000
Other	16,844	22,541

	836,944	767,341
Less: current portion	(578,443)	(173,799)

Long-term portion	$258,501	$593,542

As of September 30, 2006, the certificates of deposit had effective annual fixed rates ranging from 4.3% to 6.0%, and the credit facility had a weighted average interest rate of 8.3%.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DEBT — (Continued)

Credit Facilities

At the beginning of fiscal year 2006, the Company maintained three credit agreements with aggregate revolving lending commitments of $515.0 million with the capability to increase such commitments up to $550.0 million as follows:

(1) 3-year credit agreement with revolving lending commitments of $250.0 million and a maturity date of April 3, 2008;

(2) 364-day credit agreement with revolving lending commitments of $230.0 million and a maturity date of April 6, 2006; and

(3) Canadian credit agreement with revolving lending commitments of $35.0 million and a maturity date of April 3, 2008.

During January 2006, the Company entered into an additional credit agreement to increase its borrowing capacity by an incremental $300.0 million. This credit agreement included usual and customary negative covenants for credit agreements of this type. Payment of amounts due under this credit agreement were secured by guaranties, pledges of the ownership interests of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes. On January 5, 2006, the Company borrowed $300.0 million under this credit agreement, which the Company used for general corporate purposes, including other debt repayment, repurchases of its common stock in connection with its stock repurchase program, mergers and acquisitions, and capital expenditures. The Company paid in full the $300.0 million credit agreement on May 16, 2006 with a portion of the proceeds from the senior notes (described below) and permitted such $300.0 million credit agreement to terminate pursuant to its terms on its scheduled maturity date, June 30, 2006.

On April 6, 2006, the Company amended its 364-day credit agreement to extend the maturity date from April 6, 2006 to April 5, 2007.

Advances under these four credit facilities are in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuates based upon the higher of (1) the interest rate announced by the administrative agent as its “prime rate” and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuates based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the ratio of total debt under these credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities are secured by pledges of stock of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes.

On September 29, 2006, the Company entered into a new consolidated credit agreement to provide for a $540.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans (the “2006 credit facility”). Additionally, the 2006 credit facility includes an uncommitted accordion feature of up to $210.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. The lending commitments under the 2006 credit facility are scheduled to terminate September 29, 2011. The 2006 credit facility is unsecured.

As of September 30, 2006, the Company has borrowed approximately $79.0 million under the 2006 credit facility for general corporate purposes and to pay off and terminate the 3-year credit agreement, the 364-day credit agreement and the Canadian credit agreement.

Advances under the 2006 credit facility are in the form of either base rate loans or eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate and (2) the Federal

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DEBT — (Continued)

funds rate plus 0.5%, in either case with no additional margin. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate for Canadian dollar loans and (2) the CDOR rate plus 1%, in either case with no additional margin. The interest rate for eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the Company’s Senior Leverage Ratio as defined in the 2006 credit facility.

Among other fees, the Company pays a facility fee of 0.1% to 0.2% per annum (due quarterly) on the aggregate commitments under the 2006 credit facility, whether used or unused, based upon the Company’s Senior Leverage Ratio as defined in the 2006 credit facility. The Company will also pay fees with respect to any letters of credit issued under the 2006 credit facility.

The 2006 credit facility includes usual and customary negative covenants for credit agreements of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends and repurchase stock; and make investments. The negative covenants are subject to certain exceptions, as specified in the 2006 credit facility. The 2006 credit facility also requires the Company to satisfy certain financial covenants, including maximum ratios of Total Capitalization and Senior Leverage as determined in accordance with the 2006 credit facility and a minimum ratio of Consolidated Operating EBITDA to Consolidated Interest Expense as determined in accordance with the 2006 credit facility.

The 2006 credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

Senior Notes

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The proceeds were used to retire the $300.0 million credit agreement, to repay other debt and for general corporate purposes.

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

The senior notes are unsecured. The payment obligations under the senior notes are guaranteed by certain of the Company’s existing and future subsidiaries, originally ADS Alliance Data Systems, Inc. Due to their status as guarantors under the 2006 credit facility and pursuant to a Joinder to Subsidiary Guaranty dated as of September 29, 2006, three additional subsidiaries of the Company became guarantors of the senior notes, including Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC.

On April 27, 2006, the Company entered into a treasury rate lock agreement with a notional amount of $250.0 million to mitigate its exposure to increases in interest rates associated with the placement of the senior

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DEBT — (Continued)

notes. Effective April 28, 2006, the treasury lock was terminated and the Company realized a loss of $0.2 million.

6.	DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)

December 31, 2005	$184,899	$425,634	$610,533
Cash proceeds	92,065	176,712	268,777
Revenue recognized	(76,594)	(152,844)	(229,438)
Effects of foreign currency translation	8,450	20,092	28,542

September 30, 2006	$208,820	$469,594	$678,414

7.	INCOME TAXES

For the three months and nine months ended September 30, 2006, the Company has utilized an effective tax rate of 37.9% and 38.2%, respectively, to calculate its provision for income taxes. Legislation was enacted in Texas during May 2006 and in Canada during June 2006 that impacted the effective tax rates for the nine months ended September 30, 2006. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB No. 28”), the Company’s expected annual effective tax rate for calendar year 2006 based on all known variables is estimated to be approximately 37.9% excluding the effect of the change in tax laws.

8.	COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands)

Net income	$35,851	$48,780	$107,416	$149,996
Unrealized (loss) gain on securities available-for-sale	(583)	1,675	529	788
Foreign currency translation adjustments	3,724	1,165	3,173	4,273

Total comprehensive income	$38,992	$51,620	$111,118	$155,057

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMPREHENSIVE INCOME — (Continued)

9.	SEGMENT INFORMATION

Consistent with prior periods, the Company classifies its businesses into three segments: Transaction Services, Credit Services and Marketing Services.

	Transaction	Credit	Marketing	Other /
	Services	Services	Services	Eliminations	Total
	(In thousands)

Three months ended September 30, 2005
Revenues	$178,973	$137,049	$145,404	$(76,613)	$384,813
Adjusted EBITDA(1)	23,242	39,470	23,368	—	86,080
Depreciation and amortization	13,810	1,894	8,627	—	24,331
Stock compensation expense	648	648	648	—	1,944
Operating income	8,784	36,928	14,093	—	59,805
Interest expense, net	—	—	—	2,422	2,422
Income before income taxes	8,784	36,928	14,093	(2,422)	57,383
Three months ended September 30, 2006
Revenues	$195,590	$181,377	$218,556	$(88,939)	$506,584
Adjusted EBITDA(1)	26,650	61,067	45,044	—	132,761
Depreciation and amortization	14,583	2,817	14,578	—	31,978
Stock compensation expense	4,293	2,374	4,907	—	11,574
Operating income	7,774	55,876	25,559	—	89,209
Interest expense, net	—	—	—	10,639	10,639
Income before income taxes	7,774	55,876	25,559	(10,639)	78,570

	Transaction	Credit	Marketing	Other /
	Services	Services	Services	Eliminations	Total
	(In thousands)

Nine months ended September 30, 2005
Revenues	$515,278	$419,229	$428,501	$(231,752)	$1,131,256
Adjusted EBITDA(1)	65,531	121,510	71,107	—	258,148
Depreciation and amortization	42,100	5,717	25,666	—	73,483
Stock compensation expense	1,754	1,755	1,754	—	5,263
Operating income	21,677	114,038	43,687	—	179,402
Interest expense, net	—	—	—	7,537	7,537
Income before income taxes	21,677	114,038	43,687	(7,537)	171,865
Nine months ended September 30, 2006
Revenues	$580,540	$557,397	$603,750	$(267,425)	$1,474,262
Adjusted EBITDA(1)	85,704	199,657	109,341	—	394,702
Depreciation and amortization	42,398	8,610	40,419	—	91,427
Stock compensation expense	12,165	6,072	13,239	—	31,476
Operating income	31,141	184,975	55,683	—	271,799
Interest expense, net	—	—	—	29,235	29,235
Income before income taxes	31,141	184,975	55,683	(29,235)	242,564

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION — (Continued)

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as it is the primary performance metric by which senior management is evaluated. Refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Adjusted EBITDA.

10.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense estimated for the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) pro forma disclosures, adjusted for forfeitures.

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the three and nine months ended September 30, 2005 and 2006 respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands)

Cost of operations	$—	$6,712	$—	$20,218
General and administrative	1,944	4,862	5,263	11,258

Total	$1,944	$11,574	$5,263	$31,476

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred in accordance with APB No. 25 and did not estimate forfeitures. As a result, upon adoption of SFAS No. 123(R) the Company recognized a cumulative effect of a change in accounting principle of $0.8 million, net of tax, to reverse compensation expense recognized for those awards not expected to vest.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Under the intrinsic value method, stock-based compensation expense for employee stock options was not recognized in the Company’s results of operations as the exercise price equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method, the Company’s prior year financial statements have not been restated to reflect the impact of the adoption of SFAS No. 123(R).

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

The following table sets forth the pro forma amounts of net income and net income per share, for the three and nine months ended September 30, 2005, that would have resulted if the Company had accounted for the stock-based awards under the fair value recognition provisions of SFAS No. 123:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)

Net income, as reported	$35,851	$107,416
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,215	3,289
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(4,899)	(13,587)

Net income, pro forma	$32,167	$97,118

Net income per share:
Basic-as reported	$0.43	$1.30
Diluted-as reported	$0.42	$1.26
Basic-pro forma	$0.39	$1.18
Diluted-pro forma	$0.38	$1.14

As of September 30, 2006, there was $51.6 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock. Options typically vest ratably over three years and expire ten years after the date of grant. Since January 1, 2005, the fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for the nine months ended September 30, 2005 and 2006, respectively:

	Nine Months Ended
	September 30,
	2005	2006

Expected dividend yield	—	—
Risk-free interest rate	2.94% - 4.76%	4.53% - 4.65%
Expected life of options (years)	6.4	7.1
Assumed volatility	28.8% - 43.6%	31.9% - 37.0%
Weighted average grant date fair value	$16.66	$18.46

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION — (Continued)

The following table sets forth the summary of option activity under the Company’s stock option program for the nine months ended September 30, 2006:

	Outstanding		Exercisable
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(Options in thousands)

Balance at December 31, 2005	6,680	$27.19	3,319	$18.01
Granted	620	43.44
Exercised	(1,718)	20.88
Cancelled	(303)	37.00

Balance at September 30, 2006	5,279	$30.68	2,957	$23.50

At the exercise date, the total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $51.9 million.

The following table summarizes information concerning both outstanding and exercisable stock options at September 30, 2006:

	Outstanding
		Remaining		Exercisable
		Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price
	(Options in thousands)

$ 9.00 to $12.00	553	4.2	$11.54	553	$11.54
$12.01 to $15.00	705	4.3	$14.96	705	$14.96
$15.01 to $22.00	37	6.1	$18.61	37	$18.61
$22.01 to $29.00	696	6.7	$24.16	683	$24.08
$29.01 to $39.00	1,037	7.5	$32.06	527	$31.74
$39.01 to $47.00	2,231	8.6	$41.79	451	$41.41
$47.01 to $54.00	20	9.7	$53.25	1	$48.10

	5,279			2,957

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was approximately $129.4 million and $93.7 million, respectively.

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

	Performance-	Time-
	Based	Based	Total

Balance at December 31, 2005	—	469,840	469,840
Shares granted	242,015	594,642	836,657
Shares vested	(8,100)	(38,441)	(46,541)
Shares cancelled	(12,892)	(46,866)	(59,758)

Balance at September 30, 2006	221,023	979,175	1,200,198

The weighted average grant-date fair value per share was $44.56 for restricted stock awards granted during the nine months ended September 30, 2006.

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

Year in Review Highlights

Our results for the first nine months of 2006 included the following significant agreements and continued selective execution of our acquisition strategy:

•	In January 2006, we announced a long-term agreement to provide customer care and comprehensive billing and marketing management services to Green Mountain Energy Company, one of the nation’s leading retail providers of cleaner electricity products.

•	In January 2006, we signed a multi-year renewal agreement with Canada Safeway to continue our partnership in our Canadian AIR MILES Reward Program. As one of our top-ten clients, Canada Safeway has been a partner in our loyalty and marketing program since its inception in 1992.

•	In February 2006, we signed a multi-year agreement to provide billing and customer care services to WPS Resources Corporation, an energy holding company whose subsidiaries provide electric and natural gas utility service primarily to Michigan and Minnesota consumers.

•	In February 2006, we acquired iCom Information & Communications, Inc. (“ICOM”), a leading provider of targeted list, marketing data and communication solutions for the pharmaceutical industry in North America.

•	In February 2006, we signed a long-term agreement to provide a co-brand credit card program and database marketing services to New York & Company, a leading specialty retailer of women’s fashions and accessories.

•	In February 2006, we signed a long-term contract renewal to continue to provide a comprehensive private-label credit card solution to Goody’s, a retailer of moderately priced apparel for women, men and children. Under the expanded terms of the agreement, we will also provide an integrated co-brand credit card program and corresponding program servicing.

•	In March 2006, we announced a multi-year agreement with Citibank, Inc. to provide a comprehensive loyalty solution to support Citi’s points-based customer rewards program, the Thank You Networksm.

•	In March 2006, we signed a contract renewal to continue to provide a comprehensive private-label credit card solution to the United Retail Group, Inc., a leading high-growth specialty retailer of plus-size women’s fashion apparel.

•	In April 2006, we signed a multi-year contract renewal to continue to provide a comprehensive private-label credit card solution for Abercrombie & Fitch, a leading men’s and women’s specialty clothing retailer.

•	In April 2006, we completed an issuance of $500.0 million of asset-backed notes. The notes were issued through the World Financial Network Credit Card Master Note Trust as part of the securitization program for our credit card banking subsidiary, World Financial Network National Bank.

•	In May 2006, we announced a multi-year agreement to provide bill print and mail services, electronic bill presentment and payment processing for Sacramento Municipal Utility District, the sixth-largest publicly owned utility in the United States with approximately 560,000 residential and commercial accounts in California’s Sacramento and Placer counties.

•	In May 2006, we signed a multi-year agreement to provide permission-based email marketing services and strategic consulting services to Citicorp Credit Services, Inc., which has more than 120 million credit and charge accounts in North America.

•	In May 2006, we completed a private placement of $500.0 million of senior notes to guarantee interest rates and provide additional liquidity.

•	In May 2006, we signed a multi-year contract renewal to continue to provide database, consulting, and infrastructure services for AARP, one of the nation’s largest non-profit organizations.

•	In May 2006, we signed a contract renewal to continue to provide a comprehensive private-label credit card solution to The Room Place at Harlem Furniture, a multi-channel retailer of high-quality home furniture in the Chicago area.

•	In June 2006, we announced a long-term contract renewal to continue to provide customer information system services, application management and online bill presentment to Union Gas, a Duke Energy Company.

•	In June 2006, we announced a multi-year renewal agreement with The Great Atlantic & Pacific Company of Canada (“A&P Canada”) to continue our partnership in our Canadian AIR MILES Reward Program. As one of the program’s top-ten sponsors, A&P Canada is the second largest food retailer in Ontario.

•	In June 2006, we announced a multi-year agreement to provide comprehensive private-label credit card services for Bealls Outlet Stores, Inc. and Burke’s Outlet Stores, Inc., leading retailers of value-priced apparel, accessories and home furnishings with more than 500 stores across 14 states.

•	In July 2006, we announced a multi-year agreement to provide comprehensive private-label credit card services for Friedman’s Jewelers, the third-largest jewelry retailer in the United States, with approximately 422 locations.

•	In July 2006, we announced an agreement to provide permission-based email marketing services for Circuit City Stores, Inc. Circuit City is one of the nation’s leading multi-channel consumer electronic retailers.

•	In August 2006, we announced a long-term renewal agreement with The Jean Coutu Group to continue our partnership in our Canadian AIR MILES Reward Program. As one of the program’s top-ten sponsors, Jean Coutu is the fourth largest drugstore chain in North America.

•	In August 2006, we announced a renewal agreement with Hudson’s Bay Company (“Hbc”) to continue our partnership in our Canadian AIR MILES Reward Program. Additionally, through this agreement, Hbc will become a rewards supplier in the AIR MILES Reward Program. As one of the program’s top-fifteen sponsors, Hbc operates more than 570 stores across Canada.

•	In August 2006, we announced that our Canadian AIR MILES Reward Program added 20 new retail partners to its online shopping mall, www.airmilesshops.ca. The virtual mall features advanced product search capabilities and allows consumers to purchase merchandise from a total of 75 lifestyle, home décor, electronics, entertainment and fashion retailers.

•	In August 2006, we acquired Big Designs, Inc., a premier print, web and email marketing design firm, for approximately $5.0 million. The acquisition will complement Epsilon Interactive’s existing creative services offerings.

•	In August 2006, we signed a multi-year contract renewal to continue to provide a comprehensive private-label credit card solution for American Signature, a leading designer, manufacturer and retailer of high-quality furniture.

•	In September 2006, we sold our credit card receivables portfolio of Shop NBC accounts for approximately $77.2 million, which was comprised of receivables of $75.3 million plus a small premium.

•	In September 2006, we announced a multi-year agreement to provide customer information system and billing services to customers of the New England Gas distribution division of the Southern Union Company, one of the nation’s leading diversified natural gas companies.

•	In September 2006, we announced an agreement to acquire CPC Associates, Inc., a premier provider of data products used to enhance the effectiveness of direct-response marketing programs for a variety of business sectors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue less the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit agreement and our senior note agreements. For the nine months ended September 30, 2006, senior debt-to-operating EBITDA was 1.1x compared to a maximum ratio of 2.75x permitted in our credit facility and in our senior note agreements. Operating EBITDA to interest expense was 12.8x compared to a minimum ratio of 3.5x permitted in our credit facility and 3.0x permitted in our senior note agreements. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility and cash flow from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of September 30, 2006 we had borrowings of $79.0 million outstanding under the credit agreement, $500.0 million under our senior notes and had $459.0 million in unused borrowing capacity. We were in compliance with our covenants at September 30, 2006 and we expect to be in compliance with these covenants during the year ended December 31, 2006.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands)

Net income	$35,851	$48,780	$107,416	$149,996
Stock compensation expense	1,944	11,574	5,263	31,476
Provision for income taxes	21,532	29,790	64,449	92,568
Interest expense, net	2,422	10,639	7,537	29,235
Depreciation and other amortization	13,972	16,892	43,182	47,958
Amortization of purchased intangibles	10,359	15,086	30,301	43,469

Adjusted EBITDA	86,080	132,761	258,148	394,702
Change in deferred revenue	44,092	16,087	51,191	67,881
Change in redemption settlement assets	(18,265)	(9,188)	(13,829)	(28,990)

Operating EBITDA	$111,907	$139,660	$295,510	$433,593

Note:	An increase in deferred revenue has a positive impact to Operating EBITDA, while an increase in redemption settlement assets has a negative impact to Operating EBITDA. Changes in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Change in redemption settlement assets is also affected by transfers of cash.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2006

	Three Months Ended September 30,		Change
	2005	2006	$	%
	(In thousands, except percentages)

Revenue:
Transaction Services	$178,973	$195,590	$16,617	9.3%
Credit Services	137,049	181,377	44,328	32.3
Marketing Services	145,404	218,556	73,152	50.3
Other/Eliminations	(76,613)	(88,939)	(12,326)	16.1

Total	$384,813	$506,584	$121,771	31.6%

Adjusted EBITDA:
Transaction Services	$23,242	$26,650	$3,408	14.7%
Credit Services	39,470	61,067	21,597	54.7
Marketing Services	23,368	45,044	21,676	92.8

Total	$86,080	$132,761	$46,681	54.2%

Stock compensation expense:
Transaction Services	$648	$4,293	$3,645	562.5%
Credit Services	648	2,374	1,726	266.4
Marketing Services	648	4,907	4,259	657.3

Total	$1,944	$11,574	$9,630	495.4%

Depreciation and amortization:
Transaction Services	$13,810	$14,583	$773	5.6%
Credit Services	1,894	2,817	923	48.7
Marketing Services	8,627	14,578	5,951	69.0

Total	$24,331	$31,978	$7,647	31.4%

Operating expenses(1):
Transaction Services	$155,731	$168,940	$13,209	8.5%
Credit Services	97,579	120,310	22,731	23.3
Marketing Services	122,036	173,512	51,476	42.2
Other/Eliminations	(76,613)	(88,939)	(12,326)	16.1

Total	$298,733	$373,823	$75,090	25.1%

Operating income:
Transaction Services	$8,784	$7,774	$(1,010)	(11.5)%
Credit Services	36,928	55,876	18,948	51.3
Marketing Services	14,093	25,559	11,466	81.4

Total	$59,805	$89,209	$29,404	49.2%

Adjusted EBITDA margin(2):
Transaction Services	13.0%	13.6%	0.6%
Credit Services	28.8	33.7	4.9
Marketing Services	16.1	20.6	4.5

Total	22.4%	26.2%	3.8%

Segment operating data:
Statements generated	47,523	52,696	5,173	10.9%
Credit sales	$1,508,123	$1,763,339	$255,216	16.9%
Average managed receivables	$3,114,452	$3,602,336	$487,884	15.7%
AIR MILES reward miles issued	830,604	936,553	105,949	12.8%
AIR MILES reward miles redeemed	475,400	578,564	103,164	21.7%

(1)	Operating expenses excludes depreciation, amortization and stock compensation expense.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue.  Total revenue increased $121.8 million, or 31.6%, to $506.6 million for the three months ended September 30, 2006 from $384.8 million for the comparable period in 2005. The increase was due to a 9.3% increase in Transaction Services revenue, a 32.3% increase in Credit Services revenue, and a 50.3% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $16.6 million, or 9.3%, primarily due to a 10.9% increase in statements generated from our private label and utility services businesses. The private label business increase was the result of a ramp up of clients signed in prior years plus solid growth in mature clients. Revenue for utility services was also positively impacted by both an increase in statements generated and additional service offerings to our existing clients. Revenue growth was tempered slightly by a relatively flat performance in the traditional merchant bankcard acquiring business.

•	Credit Services. Credit Services revenue increased $44.3 million, or 32.3%, primarily due to a 44.8% increase in securitization income and finance charges, net offset by a decrease in merchant discount fees. Securitization income and finance charges, net increased $44.0 million primarily as a result of a 15.7% increase in our average managed receivables, an increase in collected yield and lower charge-offs, partially offset by a slight increase in the cost of funds. The improvement in charge-off rates is a continuation of the benefit that we have received this year as a result of the bankruptcy reform legislation which was enacted during the fourth quarter of 2005, as well as overall higher credit quality.

•	Marketing Services. Marketing Services revenue increased $73.2 million, or 50.3%, due to growth in the AIR MILES Reward Program and the Epsilon Interactive, ICOM, and DoubleClick acquisitions. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $19.1 million related to a 21.7% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $4.3 million primarily related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs and increased AIR MILES Reward Program related spending by certain large, long-term sponsors. Changes in the exchange rate of the Canadian dollar accounted for approximately $8.1 million of the revenue increase. Database marketing fees increased by $37.0 million primarily related to our Epsilon business, and the acquisitions of Epsilon Interactive, ICOM and DoubleClick.

Operating Expenses.  Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $75.1 million, or 25.1%, to $373.8 million during the three months ended September 30, 2006 from $298.7 million during the comparable period in 2005. Total adjusted EBITDA margin increased to 26.2% for the three months ended September 30, 2006 from 22.4% for the comparable period in 2005, due to increased margins across all three business segments.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $13.2 million, or 8.5%, to $168.9 million for the three months ended September 30, 2006 from $155.7 million for the comparable period in 2005. Adjusted EBITDA margin increased to 13.6% for the three months ended September 30, 2006 from 13.0% during the comparable period in 2005. The increase in adjusted EBITDA margin was the result of increases in revenue driven by a 10.9% increase in statements generated and margin contribution from a relative decrease in corporate overhead, offset by margin decreases in our utility services and merchant services businesses. The utility services margin was impacted by conversion expenses for our clients.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $22.7 million, or 23.3%, to $120.3 million for the three months ended September 30, 2006 from $97.6 million for the comparable period in 2005. Adjusted EBITDA margin increased to 33.7% for the three months ended September 30, 2006 from 28.8% for the same period in 2005. The increased margin is the result of favorable revenue trends including an increase in our average managed receivables, an increase in collected yield and lower charge-offs, and margin contribution from a relative decrease in corporate overhead, offset by a slight increase in the cost of funds. Margin growth also came from leveraging existing infrastructure.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $51.5 million, or 42.2%, to $173.5 million for the three months ended September 30, 2006 from $122.0 million for the comparable period in 2005. Adjusted EBITDA margin increased to 20.6% for the three months ended September 30, 2006 from 16.1% for the same period in 2005. The increase in adjusted EBITDA margin was driven by margin expansion in both the AIR MILES Reward Program and our Epsilon businesses as well as margin contribution from a relative decrease in corporate overhead. The margin increase at the AIR MILES Reward Program was the result of relatively lower marketing expenditures in the period related to the timing of marketing campaigns. Epsilon’s contributions came from leverage of the core database business and its acquisitions of Epsilon Interactive, ICOM and DoubleClick.

•	Stock compensation expense. Stock compensation expense was $11.6 million for the three months ended September 30, 2006 compared to $1.9 million for the comparable period in 2005. The increase was primarily attributable to our adoption of SFAS No. 123(R) under the modified prospective method. For the three months ended September 30, 2005, we would have recorded a total of $7.8 million of stock compensation expense under SFAS No. 123.

•	Depreciation and Amortization. Depreciation and amortization increased a total of $7.6 million, or 31.4%, to $32.0 million for the three months ended September 30, 2006 from $24.3 million for the comparable period in 2005 due to an increase of $4.7 million in the amortization of purchased intangibles and an increase of $2.9 million in depreciation and other amortization. The increase in the amortization of purchased intangibles relates to assets acquired in recent acquisitions. The increase in depreciation and other amortization is a result of relatively higher capital expenditures compared to prior years.

Operating Income.  Operating income increased $29.4 million, or 49.2%, to $89.2 million for the three months ended September 30, 2006 from $59.8 million during the comparable period in 2005. Operating income increased due to the revenue and expense factors discussed above.

Interest Expense.  Interest expense increased $8.2 million, or 339.3%, to $10.6 million for the three months ended September 30, 2006 from $2.4 million for the comparable period in 2005. Interest expense on core debt, which includes the credit facility and senior notes, increased $6.6 million as a result of additional borrowings to fund our stock repurchase program and acquisitions and an increase in interest rates from the comparable period in 2005. Interest on certificates of deposit increased $1.6 million due to an increase in on-balance sheet receivables of approximately $155.5 million as compared to the prior year, which was primarily associated with financing of the Blair portfolio acquisition completed in November 2005.

Taxes.  Income tax expense increased $8.3 million to $29.8 million for the three months ended September 30, 2006 from $21.5 million in 2005 due to an increase in taxable income. Our effective tax rate remained relatively flat at 37.9% in 2006 compared to 37.5% in 2005.

Results of Operations

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2006

	Nine Months Ended
	September 30,		Change
	2005	2006	$	%
	(In thousands, except percentages)

Revenue:
Transaction Services	$515,278	$580,540	$65,262	12.7%
Credit Services	419,229	557,397	138,168	33.0
Marketing Services	428,501	603,750	175,249	40.9
Other/Eliminations	(231,752)	(267,425)	(35,673)	15.4

Total	$1,131,256	$1,474,262	$343,006	30.3%

Adjusted EBITDA:
Transaction Services	$65,531	$85,704	$20,173	30.8%
Credit Services	121,510	199,657	78,147	64.3
Marketing Services	71,107	109,341	38,234	53.8

Total	$258,148	$394,702	$136,554	52.9%

Stock compensation expense:
Transaction Services	$1,754	$12,165	$10,411	593.6%
Credit Services	1,755	6,072	4,317	246.0
Marketing Services	1,754	13,239	11,485	654.8

Total	$5,263	$31,476	$26,213	498.1%

Depreciation and amortization:
Transaction Services	$42,100	$42,398	$298	0.7%
Credit Services	5,717	8,610	2,893	50.6
Marketing Services	25,666	40,419	14,753	57.5

Total	$73,483	$91,427	$17,944	24.4%

Operating expenses(1):
Transaction Services	$449,747	$494,836	$45,089	10.0%
Credit Services	297,719	357,740	60,021	20.2
Marketing Services	357,394	494,409	137,015	38.3
Other/Eliminations	(231,752)	(267,425)	(35,673)	15.4

Total	$873,108	$1,079,560	$206,452	23.6%

Operating income:
Transaction Services	$21,677	$31,141	$9,464	43.7%
Credit Services	114,038	184,975	70,937	62.2
Marketing Services	43,687	55,683	11,996	27.5

Total	$179,402	$271,799	$92,397	51.5%

Adjusted EBITDA margin(2):
Transaction Services	12.7%	14.8%	2.1%
Credit Services	29.0	35.8	6.8
Marketing Services	16.6	18.1	1.5

Total	22.8%	26.8%	4.0%

Segment operating data:
Statements generated	141,839	156,749	14,910	10.5%
Credit sales	$4,484,937	$5,141,597	$656,660	14.6%
Average managed receivables	$3,107,603	$3,580,389	$472,786	15.2%
AIR MILES reward miles issued	2,357,552	2,756,908	399,356	16.9%
AIR MILES reward miles redeemed	1,449,088	1,713,127	264,039	18.2%

(1)	Operating expenses excludes depreciation, amortization and stock compensation expense.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue.  Total revenue increased $343.0 million, or 30.3%, to $1,474.3 million for the nine months ended September 30, 2006 from $1,131.3 million for the comparable period in 2005. The increase was due to a 12.7% increase in Transaction Services revenue, a 33.0% increase in Credit Services revenue, and a 40.9% increase in Marketing Services revenue as follows:

•	Transaction Services. Transaction Services revenue increased $65.3 million, or 12.7%, primarily due to a 10.5% increase in statements generated from our private label and utility services businesses. The private label business increase was the result of a ramp up of clients signed in prior years plus solid growth in mature clients. Revenue for utility services was also positively impacted by both an increase in statements generated and additional service offerings to our existing clients.

•	Credit Services. Credit Services revenue increased $138.2 million, or 33.0%, primarily due to a 45.1% increase in securitization income and finance charges, net offset by a decrease in merchant discount fees. Securitization income and finance charges, net increased $138.0 million primarily as a result of a 15.2% increase in our average managed receivables, an increase in collected yield, lower charge-offs. Cost of funds remained flat. The improvement in charge-off rates is a continuation of the benefit that we have received this year as a result of the bankruptcy reform legislation which was enacted during the fourth quarter of 2005, as well as overall higher credit quality.

•	Marketing Services. Marketing Services revenue increased $175.2 million, or 40.9%, due to growth in the AIR MILES Reward Program and the Epsilon Interactive, ICOM and DoubleClick acquisitions. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $52.5 million related to a 18.2% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $13.3 million primarily related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs and increased AIR MILES Reward Program related spending by certain large, long-term sponsors. Changes in the exchange rate of the Canadian dollar accounted for approximately $27.7 million of the revenue increase. Database marketing fees increased by $74.7 million primarily related to our Epsilon business, and the acquisitions of Epsilon Interactive, ICOM and DoubleClick.

Operating Expenses.  Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $206.5 million, or 23.6%, to $1,079.6 million during the nine months ended September 30, 2006 from $873.1 million during the comparable period in 2005. Total adjusted EBITDA margin increased to 26.8% for the nine months ended September 30, 2006 from 22.8% for the comparable period in 2005, due to increased margins across all three business segments.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $45.1 million, or 10.0%, to $494.8 million for the nine months ended September 30, 2006 from $449.7 million for the comparable period in 2005. Adjusted EBITDA margin increased to 14.8% for the nine months ended September 30, 2006 from 12.7% during the comparable period in 2005. The increase in adjusted EBITDA margin was the result of increases in revenue driven by a 10.5% increase in statements generated and margin contribution from relative decreases in corporate overhead, offset by margin decrease in our utility services business. The utility services margin was impacted by conversion expenses for our clients.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $60.0 million, or 20.2%, to $357.7 million for the nine months ended September 30, 2006 from $297.7 million for the comparable period in 2005. Adjusted EBITDA margin increased to 35.8% for the nine months ended September 30, 2006 from 29.0% for the same period in 2005. The increased margin is the result of favorable revenue trends including an increase in our average managed receivables, an increase in collected yield and lower charge-offs, and margin contribution from relative decreases in corporate overhead. Margin growth also came from leveraging existing infrastructure.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $137.0 million, or 38.3%, to $494.4 million for the nine months ended September 30, 2006 from $357.4 million for the comparable period in 2005. Adjusted EBITDA margin increased to 18.1% for the nine months ended September 30, 2006 from 16.6% for the same period in 2005. The increase in adjusted EBITDA margin was due to margin expansion in our Epsilon businesses, and margin contribution from relative decreases in corporate overhead, offset by a slight decrease in margin for the AIR MILES Reward Program due to the timing of marketing programs versus the prior year. Epsilon’s contributions came from leverage of the core database business and its acquisitions of Epsilon Interactive, ICOM and DoubleClick.

•	Stock compensation expense. Stock compensation expense was $31.5 million for the nine months ended September 30, 2006 compared to $5.3 million for the comparable period in 2005. The increase was primarily attributable to our adoption of SFAS No. 123(R) under the modified prospective method. For the nine months ended September 30, 2005, we would have recorded a total of $21.7 million of stock compensation expense under SFAS No. 123.

•	Depreciation and Amortization. Depreciation and amortization increased a total of $17.9 million, or 24.4%, to $91.4 million for the nine months ended September 30, 2006 from $73.5 million for the comparable period in 2005 due to a $13.1 million increase in the amortization of purchased intangibles and an increase of $4.8 million in depreciation and other amortization. The increase in the amortization of purchased intangibles relates to assets acquired in recent acquisitions. The increase in depreciation and other amortization is a result of relatively higher capital expenditures compared to prior years.

Operating Income.  Operating income increased $92.4 million, or 51.5%, to $271.8 million for the nine months ended September 30, 2006 from $179.4 million during the comparable period in 2005. Operating income increased due to the revenue and expense factors discussed above.

Interest Expense.  Interest expense increased $21.7 million, or 287.9%, to $29.2 million for the nine months ended September 30, 2006 from $7.5 million for the comparable period in 2005. Interest expense on core debt, which includes the credit facility and senior notes, increased $15.6 million as a result of additional borrowings to fund our stock repurchase program and the acquisitions of ICOM and DoubleClick and an increase in interest rates from the comparable period in 2005. Interest on certificates of deposit increased $7.4 million due to an increase in on-balance sheet receivables of approximately $155.5 million as compared to the prior year, which was primarily associated with financing of the Blair portfolio acquisition completed in November 2005.

Taxes.  Income tax expense increased $28.1 million to $92.6 million for the nine months ended September 30, 2006 from $64.4 million in 2005 due to an increase in taxable income. Our effective tax rate increased to 38.2% in 2006 compared to 37.5% in 2005 primarily as a result of changes in tax legislation in Texas and Canada.

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

An older private label credit card portfolio generally equates to a more stable performance of the portfolio. At September 30, 2006, 57.4% of securitized accounts with balances and 60.8% of securitized receivables were for accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	December 31,		September 30,
	2005	% of total	2006	% of total
	(Dollars in thousands)

Receivables outstanding	$3,714,548	100.0%	$3,600,366	100.0%
Receivables balances contractually delinquent:
31 to 60 days	59,018	1.6	64,030	1.8
61 to 90 days	35,342	1.0	41,031	1.1
91 or more days	69,343	1.9	78,195	2.2

Total	$163,703	4.4%	$183,256	5.1%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Dollars in thousands)

Average managed receivables	$3,114,452	$3,602,336	$3,107,603	$3,580,389
Net charge-offs	49,790	44,460	148,618	123,935
Net charge-offs as a percentage of average managed receivables (annualized)	6.4%	4.9%	6.4%	4.6%

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

	Nine Months Ended
	September 30,
	2005	2006
	(In thousands)

Cash provided by operating activities before changes in credit card portfolio activity and merchant settlement activity	$193,340	$255,034
Purchase of credit card receivables	(20,527)	(68,398)
Proceeds from the sale of credit card portfolios	—	154,445
Net change in merchant settlement activity	15,772	11,819

Cash provided by operating activities	$188,585	$352,900

We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $255.0 million for the nine months ended September 30, 2006 as compared to $193.3 million for the comparable period in 2005. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. The increase in operating cash flows before changes in credit card portfolio activity and merchant settlement activity is related to improved operating results and increases in deferred revenue for the nine months ended September 30, 2006 offset in part by the classification of the tax benefits associated with the exercise of stock options and related stock-based compensation. Our deferred revenue balance increased 11.1% to $678.4 million at September 30, 2006 from $610.5 million at December 31, 2005 due to a 16.9% increase in AIR MILES reward miles issued during the nine months ended September 30, 2006 over the comparable period in 2005, and changes in foreign currency exchange rates. We utilize our cash flow from operations for ongoing business operations, acquisitions, stock repurchases and capital expenditures.

Investing Activities.  Cash used in investing activities was $202.0 million for the nine months ended September 30, 2006 compared to $136.2 million for the comparable period in 2005. Significant components of investing activities are as follows:

•	Acquisitions. Cash outlays, net of cash received, for acquisitions for the nine months ended September 30, 2006 was $133.1 million compared to $139.7 million for the comparable period in 2005. The outlay for acquisitions in 2006 relates primarily to the purchase of ICOM, a leading provider of targeted list, marketing data and communications solutions for the pharmaceutical industry in North America and DoubleClick, one of the largest permission-based email marketing service providers, with operations across North America, Europe and Asia/Pacific.

•	Securitizations and Receivables Funding. We generally fund all private-label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. Securitized credit card receivables were over $3.3 billion at September 30, 2006. Securitizations require credit enhancements in the form of cash, spread accounts or additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity as well as on-balance sheet credit card receivables was $20.1 million for the nine months ended September 30, 2006 and $57.9 million for the comparable period in 2005. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2006 were $72.2 million compared to $45.6 million for the comparable period in 2005. We anticipate capital expenditures to be approximately 5% of annual revenue for the foreseeable future.

Financing Activities.  Net cash used in financing activities was $151.4 million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $19.7 million in the comparable period in 2005. Our financing activities during the nine months ended September 30, 2006 relate primarily to borrowings and repayments of debt, the repurchase of 2,424,152 shares of our common stock under our stock repurchase program and the issuance and repayment of certificates of deposit.

Liquidity Sources.  In addition to cash generated from operating activities, we have four main sources of liquidity: our securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facility and issuances of equity and debt securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet current and anticipated financing requirements during the next 12 months.

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

Our securitization of credit card receivables involves sales to the WFN Trusts. We remove credit card receivables from our Consolidated Balance Sheets for those asset securitizations that qualify as sales in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and

Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 140”). For the nine months ended September 30, 2006, we recognized $2.7 million in gains related to the securitization of approximately $75.6 million new credit card receivables accounted for as sales. We record gains or losses on the securitization of credit card receivables on the date of the sale based on cash received, the estimate of fair value of assets sold and retained, and liabilities incurred in the sale.

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

As of September 30, 2006, the WFN Trusts had over $3.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

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

Certificates of Deposit.  We utilize certificates of deposit to finance the operating activities and to fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 4.3% to 5.6%. As of

September 30, 2006, we had $165.8 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities.  During January 2006, we entered into an additional credit agreement to increase our borrowing capacity by an incremental $300.0 million. This credit agreement included usual and customary negative covenants for credit agreements of this type. Payment of amounts due under this credit agreement were secured by guaranties, pledges of the ownership interests of certain of our subsidiaries and pledges of certain intercompany promissory notes. On January 5, 2006, we borrowed $300.0 million under this credit agreement, which we used for general corporate purposes, including other debt repayment, repurchases of our common stock in connection with our stock repurchase program, mergers and acquisitions, and capital expenditures. We paid in full the $300.0 million credit agreement on May 16, 2006 with a portion of the proceeds from the senior notes and permitted such credit agreement to terminate pursuant to its terms on its scheduled maturity date, June 30, 2006.

On April 6, 2006, we amended our 364-day credit agreement to extend the maturity date from April 6, 2006 to April 5, 2007.

On September 29, 2006, we entered into a credit agreement to provide for a $540.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans (“the 2006 credit facility”). Additionally, the 2006 credit facility includes an uncommitted accordion feature of up to $210.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. The lending commitments under the 2006 credit facility are scheduled to terminate September 29, 2011. The 2006 credit facility is unsecured.

At the closing of the 2006 credit facility, we borrowed approximately $79.0 million under the 2006 credit facility for general corporate purposes and to pay off and terminate the 3-year credit agreement, the 364-day credit agreement and the Canadian credit agreement. The lending commitments under these prior credit agreements were scheduled to expire on April 3, 2008 for the 3-year credit agreement and the Canadian credit agreement and on April 5, 2007 for the 364-day credit agreement.

Advances under the 2006 credit facility are in the form of either base rate loans or eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the higher of (i) the Bank of Montreal’s prime rate and (ii) the Federal funds rate plus 0.5%, in either case with no additional margin. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (i) the Bank of Montreal’s prime rate for Canadian dollar loans and (ii) the CDOR rate plus 1%, in either case with no additional margin. The interest rate for eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the our Senior Leverage Ratio as defined in the 2006 credit facility.

Among other fees, we pay a facility fee of 0.1% to 0.2% per annum (due quarterly) on the aggregate commitments under the 2006 credit facility, whether used or unused, based upon the our Senior Leverage Ratio as defined in the 2006 credit facility. We will also pay fees with respect to any letters of credit issued under the 2006 credit facility.

The 2006 credit facility includes usual and customary negative covenants for credit agreements of this type, including, but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to consolidate or merge; substantially change the nature of our business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends and repurchase stock; and make investments. The negative covenants are subject to certain exceptions, as specified in the 2006 credit facility. The 2006 credit facility also requires us to satisfy certain financial covenants, including maximum ratios of Total Capitalization and Senior Leverage as determined in accordance with the 2006 credit facility and a minimum ratio of Consolidated Operating EBITDA to Consolidated Interest Expense as determined in accordance with the 2006 credit facility.

The 2006 credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

We utilize our 2006 credit facility, senior notes and excess cash flows from operations to support our acquisition strategy and to fund working capital, our stock repurchase program and capital expenditures. We were in compliance with our covenants under our 2006 credit facility and senior notes at September 30, 2006.

Senior Notes.  On May 16, 2006, we entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The proceeds were used to retire the $300.0 million credit agreement, to repay other debt and for general corporate purposes.

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

The senior notes are unsecured. The payment obligations under the senior notes are guaranteed by certain of our existing and future subsidiaries, originally ADS Alliance Data Systems, Inc. Due to their status as guarantors under the 2006 credit facility and pursuant to a Joinder to Subsidiary Guaranty dated as of September 29, 2006, three additional subsidiaries became guarantors of the senior notes, including Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC.

At September 30, 2006, we had borrowings of $79.0 million outstanding under our 2006 credit facility (with a weighted average interest rate of 8.3%), $500.0 million under our senior notes, $2.0 million of standby letters of credit outstanding, and we had available unused borrowing capacity of approximately $459.0 million. The 2006 credit facility limits our aggregate outstanding letters of credit to $50.0 million.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect the adoption of FIN No. 48 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value as well as a fair value hierarchy that prioritizes the information used to develop the assumptions, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The standard is effective for fiscal years beginning after November 15, 2007. We are currently in process of evaluating the effects of adoption of SFAS No. 157 on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement plans” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The standard is effective for fiscal years beginning after December 16, 2006. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not amend or change the SEC Staff’s previous positions in Staff Accounting Bulletin No. 99, “Materiality,” regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There has been no material change from our Annual Report on Form 10-K/A for the year ended December 31, 2005 related to our exposure to market risk from off-balance sheet risk, credit risk, and redemption reward risk.

Interest Rate Risk.  Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $142.8 million for the nine months ended September 30, 2006, which includes both on- and off-balance sheet transactions. Of this total, $29.2 million of the interest expense, net was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. We manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At September 30, 2006, we had $4.0 billion of debt, including $3.2 billion of off-balance sheet debt from our securitization program.

•	At September 30, 2006, 82.9% of our $4.0 billion of debt was fixed or effectively fixed through interest rate swap agreements.

•	At September 30, 2006, 67.1% of our total debt, comprised of 83.2% of our off-balance sheet debt, was locked at a current effective interest rate of 4.7% through interest rate swap agreements with notional amounts totaling $2.7 billion. Of the remaining 16.8% of our off-balance sheet debt, we have variable rate private label credit cards that are equal to or greater than the variable rate debt.

•	At September 30, 2006, approximately 15.8% of our total debt, comprised of 81.4% of our on-balance sheet debt, was subject to fixed rates with a weighted average interest rate of 5.7%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. For the nine month period ended September 30, 2006, a 1.0% increase in interest rates would have resulted in an annual decrease to pretax income of approximately $2.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

Foreign Currency Exchange Risk.  We are exposed to fluctuations in the exchange rates primarily between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge our net investment exposure in our Canadian subsidiary.

Item 4.	Controls and Procedures

Evaluation

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2005 did not include the internal controls of Epsilon Interactive, ICOM, or DoubleClick because of the timing of these acquisitions, which were completed in September 2005, February 2006, and April 2006 respectively. As of December 31, 2005, these entities constituted $147.7 million of total assets and an immaterial amount of revenues and net income for the year then ended. In the fourth quarter of 2006, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include Epsilon Interactive. As part of our integration of Epsilon Interactive, we have completed the process of converting their legacy general ledger platform to the platform used by our existing business units.

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

We are updating the risk factor below to provide more information regarding our interest rate risk as of September 30, 2006.

Interest Rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

An increase in market interest rates could reduce the amount we realize from the spread between the yield on our assets and our cost of funding. A rise in market interest rates may indirectly impact the payment performance of consumers or the value of, or the amount we could realize from the sale of interest-only strips. At September 30, 2006, we had $4.0 billion of debt, including $3.2 billion of off-balance sheet debt from our securitization program.

•	At September 30, 2006, 82.9% of our $4.0 billion of debt was fixed or effectively fixed through interest rate swap agreements.

•	At September 30, 2006, 67.1% of our total debt, comprised of 83.2% of our off-balance sheet debt, was locked at a current effective interest rate of 4.7% through interest rate swap agreements with notional amounts totaling $2.7 billion. Of the remaining 16.8% of our off-balance sheet debt, we have variable rate private label credit cards that are equal to or greater than the variable rate debt.

•	At September 30, 2006, approximately 15.8% of our total debt, comprised of 81.4% of our on-balance sheet debt, was subject to fixed rates with a weighted average interest rate of 5.7%.

Assuming we do not take any counteractive measures, a 1.0% increase in interest rates would result in an estimated decrease to pretax income of approximately $2.0 million related to our on-balance sheet debt. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 8, 2005, our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration date of the program, we have acquired the full amount available under this program. On October 27, 2005, our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. As of September 30, 2006, we have acquired $188.5 million of the $220.0 million available under this program. We have repurchased an aggregate of 6,366,252 shares of our common stock for approximately $268.5 million as of September 30, 2006 under the above two programs. On September 28, 2006, our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. Additionally, the administrator of our 401(k) and Retirement Savings Plan purchased shares of our common stock for the benefit of the employees who participated in that portion of the plan during the third quarter of 2006.

The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2006:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs	(1)(2)
				(In millions)

During the third quarter of 2006:
July	533,052	$51.48	523,800	$59.8
August	480,700	49.76	470,200	36.4
September	98,256	51.88	95,000	631.5

Total	1,112,008	$50.78	1,089,000	$631.5

(1)	On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we have acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. As of September 30, 2006, we have acquired $188.5 million of the $220.0 million available under this program. We have repurchased an aggregate of 6,366,252 shares of our common stock for approximately $268.5 million as of September 30, 2006 under the above two programs. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program.

(2)	Debt covenants in our 2006 credit facility restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year is $200.0 million beginning with 2006, increasing to a maximum of $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the 2006 credit facility.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1		Credit Agreement, dated as of September 29, 2006, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto, as Guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Sole Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).
10.2		Joinder to Subsidiary Guaranty, dated as of September 29, 2006, by each of Epsilon Marketing Services, LLC, Epsilon Data Marketing, LLC and Alliance Data Foreign Holdings, Inc. in favor of the holders from time to time of the Senior Notes issued under the Note Purchase Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan
Edward J. Heffernan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2006

By:	/s/ Michael D. Kubic
Michael D. Kubic
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 6 , 2006

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1		Credit Agreement, dated as of September 29, 2006, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto, as Guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Sole Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).
10.2		Joinder to Subsidiary Guaranty, dated as of September 29, 2006, by each of Epsilon Marketing Services, LLC, Epsilon Data Marketing, LLC and Alliance Data Foreign Holdings, Inc. in favor of the holders from time to time of the Senior Notes issued under the Note Purchase Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith