Form 10-Q/A
period 2006-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2006-11-06
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to correct two typographical errors in our Form 10-Q filed on November 6, 2006 (the “Original Filing”). Under Item 1. Financial Statements, page 5, the Net increase in seller’s interest and credit card receivables was incorrectly stated as 8,906 instead of (8,906) and Net cash used in investing activities was incorrectly stated as 202,049 instead of (202,049).

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

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,416	$149,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,483	91,427
Deferred income taxes	(5,741)	(22,642)
Provision for doubtful accounts	13,705	17,306
Fair value gain on interest only strip	(14,300)	(7,970)
Non-cash stock compensation	5,263	31,476
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(30,023)	(9,753)
Change in merchant settlement activity	15,772	11,819
Change in other assets	8,762	(20,081)
Change in accounts payable and accrued expenses	(2,132)	4,778
Change in deferred revenue	31,016	40,152
Change in other liabilities	(8,836)	(13,770)
Tax benefit of stock option exercises	13,200	—
Excess tax benefits from stock-based compensation	—	(13,784)
Purchase of credit card receivables	(20,527)	(68,398)
Proceeds from the sale of credit card receivable portfolios	—	154,445
Other	1,527	7,899

Net cash provided by operating activities	188,585	352,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(6,064)	(16,803)
Payments for acquired businesses, net of cash acquired	(139,675)	(133,118)
Net increase in seller’s interest and credit card receivables	(3,622)	(8,906)
Change in due from securitizations	61,516	29,022
Capital expenditures	(45,595)	(72,202)
Other	(2,783)	(42)

Net cash used in investing activities	(136,223)	(202,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	577,172	2,441,907
Repayment of borrowings	(591,418)	(2,303,907)
Certificate of deposit issuances	166,500	139,500
Repayments of certificates of deposits	(94,200)	(352,800)
Payment of capital lease obligations	(5,471)	(5,815)
Payment of deferred financing costs	—	(3,668)
Excess tax benefits from stock-based compensation	—	13,784
Proceeds from issuance of common stock	27,397	39,332
Purchase of treasury shares	(60,267)	(119,706)

Net cash provided by (used in) financing activities	19,713	(151,373)

Effect of exchange rate changes on cash and cash equivalents	1,313	2,041

Change in cash and cash equivalents	73,388	1,519
Cash and cash equivalents at beginning of period	84,409	143,213

Cash and cash equivalents at end of period	$157,797	$144,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,798	$17,322

Income taxes paid, net of refunds	$40,164	$101,498

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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