Form 10-K
period 2006-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2007-02-26
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, 71,589,410 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $4.2 billion (based upon the closing price on the New York Stock Exchange on June 30, 2006 of $58.82 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

As of February 22, 2007, 79,576,227 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2007 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

		Form 10-K
		Report
Item No.		Page

	Caution Regarding Forward-Looking Statements	3

PART I
1.	Business	3
1A.	Risk Factors	13
1B.	Unresolved Staff Comments	21
2.	Properties	21
3.	Legal Proceedings	21
4.	Submission of Matters to a Vote of Security Holders	21

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
6.	Selected Financial Data	26
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	28
7A.	Quantitative and Qualitative Disclosures About Market Risk	51
8.	Financial Statements and Supplementary Data	52
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	52
9A.	Controls and Procedures	53
9B.	Other Information	53

PART III
10.	Directors, Executive Officers and Corporate Governance	54
11.	Executive Compensation	54
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
13.	Certain Relationships and Related Transactions, and Director Independence	54
14.	Principal Accounting Fees and Services	54

PART IV
15.	Exhibits, Financial Statement Schedules	54
Lease between 592423 Ontario Inc. and Loyalty Management Group Canada, Inc.
Lease Agreement by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc.
2007 Incentive Compensation Plan
Form of Restricted Stock Unit Award Agreement
Form of Agreement for 2007 Special Award
Form of Canadian Nonqualified Stock Option Agreement
Form of Canadian Restricted Stock Award Agreement
Form of Canadian Restricted Stock Unit Award Agreement
Form of Canadian Agreement for 2007 Special Award
Subsidiaries of the Registrant
Consent of Deloitte & Touche LLP
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project”, and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A of this Form 10-K and elsewhere in this Form 10-K and the documents incorporated by reference in this Form 10-K.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this annual report or in the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

PART I

Item 1.	Business

Our Company

We are a leading provider of loyalty and marketing solutions derived from transaction rich data. We partner with our clients to develop unique insight into consumer behavior. We use that insight to create and manage customized solutions that we believe enhance consumer experiences and enable our clients to build stronger, mutually-beneficial relationships with their customers. We focus on facilitating and managing interactions between our clients and their customers through multiple distribution channels including in-store, catalog and on-line. Our services assist our clients in identifying and acquiring new customers, as well as in increasing the loyalty and profitability of their existing customers. We have a client base in excess of 600 companies, consisting mostly of specialty retailers, petroleum retailers, utilities, supermarkets and financial services companies. We generally have long-term relationships with our clients, with contracts typically ranging from three to five years in duration.

We are the result of the 1996 merger of two entities acquired by Welsh, Carson, Anderson & Stowe: J.C. Penney’s transaction services business, BSI Business Services, Inc., and Limited Brands, Inc.’s credit card bank operation, World Financial Network National Bank. In June 2001, we concluded the initial public offering of our common stock, which is listed on the New York Stock Exchange. During 2003, we completed two secondary public offerings whereby Limited Commerce Corp., which is a wholly owned subsidiary of Limited Brands and was our second largest stockholder, sold all of our shares of common stock it beneficially owned. During 2003, Welsh, Carson, Anderson & Stowe began reducing its holdings of our common stock through a series of pro rata distributions to it partners. In October 2006, Welsh Carson completed the distribution of its remaining shares.

We continue to execute on our growth strategy through internal growth and acquisitions. In 2006, we expanded our co-branded credit card services to New York & Company, Goody’s and Cruise Management International LLC. We also entered into new arrangements for private label credit card services with Bealls and Burke’s Outlet, Friedman’s Jewelers, The Dunlap Group and Pamida Stores Operating Co. LLC. We added 20 new retailers to our online shopping mall, www.airmilesshops.ca, and signed Budget Rent A Car System as a new sponsor and reward supplier in the AIR MILES® Reward Program. We signed new contracts with Citicorp Credit Services, Circuit City, and My Family.com to provide integrated email and marketing solutions. We also signed contracts with Green Mountain Energy Company, WPS Resources Corporation, and Southern

Union Company to provide customer care solutions as well as providing bill print and payment solutions to the Sacramento Municipal Utilities District.

In addition, we continued our track record of client retention by completing long-term renewals with New York & Company, United Retail Group, Goody’s, Abercrombie & Fitch, The Room Place at Harlem Furniture, and American Signature for private label credit services. We also completed significant AIR MILES Reward Program sponsor renewals in 2006 with Hudson’s Bay Company, The Jean Coutu Group, and A&P Canada.

We continued to expand our marketing services offering with the acquisition of DoubleClick Email Solutions, a permission-based email marketing service provider with operations across North America, Europe and Asia/Pacific. The DoubleClick Email Solutions acquisition expanded our geographic reach and strengthened our retail vertical presence in our interactive delivery service offering. We also acquired iCom Information & Communications, Inc., or ICOM, and CPC Associates, Inc., premier providers of targeted lists, data products and services used to increase effectiveness of direct-response marketing programs for a variety of business sectors. In the first quarter of 2007, we completed the acquisition of Abacus, a leading provider of data and multi-channel direct marketing services. With the ICOM, CPC and Abacus acquisitions, we have significantly increased the breadth of our data product and services offerings.

Our corporate headquarters is located at 17655 Waterview Parkway, Dallas, Texas 75252, and our telephone number is 972-348-5100.

Our Market Opportunity and Growth Strategy

Our services are applicable to the full spectrum of interactions between companies that sell products and services and individual consumers. We are well positioned to benefit from trends favoring outsourcing of electronic transactions and the development and management of companies’ marketing programs. Unlike many companies, we believe that we possess the economies of scale, core competencies, and transaction processing infrastructure to capture, analyze and leverage detailed transactional data to support targeted marketing, loyalty, and credit card programs.

Our growth strategy is to pursue initiatives that capitalize on these market trends, our market position and our core competencies. Key elements of our strategy are:

•	Expanding relationships with our base of over 600 clients by offering them integrated transaction and marketing services. We offer our clients products and services that will help them more effectively understand and service their customers’ needs and allow them to build and maintain long-term relationships with their customers. By providing services directly to our clients’ customers, we become an integral part of our clients’ businesses.

•	Expanding our client base in our existing market sectors. We continue to focus on particular markets that are experiencing rapid growth, such as: marketing services related to the AIR MILES Reward Program in Canada and targeted marketing in the United States; transaction and credit services for retailers; and billing and customer care services for the utility industry.

•	Continuing to establish long-term relationships with our clients that result in a stable and recurring revenue base. We seek to maintain a stable and recurring revenue base by building and maintaining long-term relationships with our clients and entering into contracts that typically extend for three to five years. Most of our services require the payment of monthly fees based on the number of customer interactions we process, allowing us to generate recurring revenues.

•	Continuing to pursue focused, strategic acquisitions and alliances to enhance our core capabilities, increase our scale and expand our range of services. Since our inception, we have grown in part through selective acquisitions. We intend to continue to acquire other companies with complementary products, services or relationships to enhance and expand our service offerings and increase our market share. We also intend to continue to enter into strategic relationships that extend our client reach, further expand our service offerings and generate additional revenue.

Products and Services

Our products and services are reported under three segments — Marketing Services, Credit Services, and Transaction Services. We have traditionally marketed and sold our products and services on a stand-alone basis but increasingly market and sell them as integrated solutions. Our products and services and target markets are listed below. Financial information about our segments and geographic areas appears in Note 19 of our consolidated financial statements.

Segment	Products and Services	Target Markets

Marketing Services	• Loyalty Programs	• Financial Services
	— Coalition Loyalty	• Supermarkets
	— Stand Alone Loyalty	• Petroleum Retail
	• Marketing Services	• Specialty Retail
	— Strategic Consulting and Creative Services	• Utility
	— Data Services	• Pharmaceuticals
	— Database Services	• Travel
	— Analytical Services	• Telecommunications
	— Interactive Delivery Services	• Not-for Profit
• Insurance

Credit Services	• Private Label Receivables Financing	• Specialty Retail
	— Underwriting and Risk Management	• Jewelry
	— Merchant Processing	• Hardware
— Receivables Funding

Transaction Services	• Processing Services	• Specialty Retail
	— Card Processing	• Jewelry
	— Billing and Payment Processing	• Hardware
— Customer Care
	• Utility Services	• Utility
— Customer Information System Hosting
— Customer Care
— Billing and Payment Processing
	• Merchant Services	• Petroleum Retail
Point-of-Sale Services
— Merchant Bankcard Services

Marketing Services

Our clients are focused on targeting, acquiring and retaining loyal and profitable customers. We create and manage targeted marketing programs that result in securing more frequent and sustained customer behavior. We utilize the information gathered through our loyalty and targeted marketing programs to help our clients design and implement effective marketing programs. Our clients within this segment include financial services providers, supermarkets, petroleum retailers, specialty retailers and pharmaceutical companies. BMO Bank of Montreal, the largest Marketing Services client in 2006, represented approximately 22.2% of this segment’s 2006 revenue.

Loyalty Programs.  We operate what we believe to be the largest coalition loyalty program in Canada, with over 9 million active collector accounts representing approximately two-thirds of all Canadian households. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop across a range of retailers and other sponsors participating in the AIR MILES Reward Program. The AIR

MILES Reward Program has enabled sponsors to use this tool to increase their revenues by attracting new customers, retaining existing customers and increasing the amount spent by customers.

We deal with three primary parties in connection with our AIR MILES Reward Program: sponsors, collectors and suppliers.

Sponsors

A sponsor enters into an agreement with us to secure exclusive rights for its particular region and product or service category, to reward customers for changing their shopping behavior and to increase purchases by collectors. AIR MILES reward miles are available to collectors at over 12,000 retail and service locations operated by more than 100 brand name sponsors in every province across Canada, including BMO Bank of Montreal, Canada Safeway, Amex Bank of Canada, Shell Canada, A&P Canada and Sobeys.

Collectors

Consumers participating in the AIR MILES Reward Program, known as collectors, accumulate AIR MILES reward miles based on their purchasing behavior at sponsor locations. The AIR MILES Reward Program offers a reward structure that provides a quick, easy and free way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards by shopping at participating sponsors.

Suppliers

We enter into supply agreements with suppliers of rewards to the program such as airlines, movie theaters and manufacturers of consumer electronics. We make more than 800 different reward opportunities available through over 300 suppliers.

Stand-Alone Loyalty

We design, build and manage advanced stand-alone loyalty platforms and programs. The systems are capable of delivering real-time information that we can then use to develop targeted messages that create a personalized experience for the consumer across all touchpoints.

Marketing Services.  Our Epsilon business is a leader in providing integrated direct marketing solutions that combine strategic consulting and creative services, data services, database services, analytical services, and interactive delivery services. Epsilon leverages its deep technology, analytic and direct marketing capabilities to develop integrated marketing solutions for clients in a targeted group of industries including travel, financial services, pharmaceuticals, telecommunications, not-for-profit and insurance. We have enhanced our service offering through a series of acquisitions over the last two years, including Epsilon Interactive and DoubleClick Email Solutions, leading providers of targeted, permission-based email solutions, and ICOM and CPC, now known as Epsilon Data Services. In addition, in the first quarter of 2007, we acquired Abacus which increases our data service offering and significantly increases our presence in the retail and catalog vertical.

Our integrated marketing services include the following:

Strategic Consulting and Creative Services

We provide consulting services that analyze our client’s business, brand and/or product strategy to create customer, campaign, and channel strategies and tactics designed to further optimize our clients’ customer relationships and marketing return on investment. We also provide direct marketing program design, development and management; campaign design and execution; value proposition and business case development; concept development and creative media consulting; print, imaging and personalization services; data processing services; fulfillment services; and mailing services.

Data Services

We provide various data services that are essential to making smart marketing decisions. Together with our clients, we utilize this data to develop highly targeted, individualized marketing programs that build stronger customer relationships and increase response rates in marketing programs. We have strengthened our capabilities in this area with the acquisition of CPC, a leading provider of new mover data; ICOM, a leading provider of consumer surveys; and Abacus, a leading provider of data, data management and analytical services.

Database Services

We provide design and management of integrated marketing databases; customer and prospect data integration and data hygiene; campaign management and marketing application integration; loyalty management; web design and development; and email marketing.

Analytical Services

We provide behavior-based, demographic and attitudinal segmentation; acquisition, attrition, cross-sell and upsell, retention, loyalty and value predictive modeling; and program evaluation, testing and measurement.

Interactive Delivery Services

We provide strategic, permission-based email communication solutions and marketing technologies. Our end-to-end suite of industry specific products and services includes scalable email campaign technology, delivery optimization, marketing automation tools, turnkey integration solutions, strategic consulting and creative expertise to produce email programs that generate measurable results throughout the customer lifecycle.

Credit Services

Through our Credit Services segment we finance and operate private label and co-branded credit card programs more effectively than a typical retailer can operate a stand alone program. We are able to use our expertise in loyalty and one-to-one marketing to help our retail clients develop deeper relationships with their customers and our cardholders. In addition, we are able to fund receivables through our securitization program to achieve lower borrowing costs while having the infrastructure to support and leverage a variety of portfolio types and a large number of account holders. Through our subsidiaries, World Financial Network National Bank and World Financial Capital Bank, we underwrite the accounts and fund purchases for over 85 private label credit card and commercial credit clients, representing over 107 million cardholders and over $4.1 billion of managed receivables as of December 31, 2006. Our clients are predominately specialty retailers, and the largest within this segment include Limited Brands and its retail affiliates, representing 33.6% of this segment’s 2006 revenue, and Redcats, representing 11.8% of this segment’s 2006 revenue.

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

We utilize a securitization program as our primary funding vehicle for private label credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a special purpose entity that then sells them to a master trust. Our Transaction Services segment retains rights to service the managed accounts. Our securitizations are treated as sales for accounting purposes and, accordingly, the receivables are removed from our balance sheet. We retain an ownership interest in the receivables, which is commonly referred to as a seller’s interest, and a residual interest in the trust, which is commonly referred to as an interest-only strip. The fair value of the interest-only strip is based on assumptions regarding future payments and credit losses and is subject to volatility that could materially affect our operating results. Both the amount and timing of estimated cash flows are dependent on the performance of the underlying credit card receivables, and actual cash flows may vary significantly from expectations. If principal payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the carrying value of the interest-only strips through a charge against earnings. Limited Brands and its retail affiliates and Redcats accounted for approximately 26.3% and 10.0%, respectively, of the receivables in the trust portfolio as of December 31, 2006.

Transaction Services

We facilitate and manage transactions between our clients and their customers through our scalable processing systems. Our largest clients within this segment include Limited Brands and its retail affiliates, representing approximately 15.5% of this segment’s 2006 revenue.

Processing Services.  We assist clients in extending their brand with a private label or co-branded credit card that can be used by customers at the clients’ store locations, catalogs or on-line. We provide service and maintenance to our clients’ private label credit and co-branded card programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Transaction Services segment performs processing services for our Credit Services segment in connection with that segment’s private label credit card programs. These inter-segment services accounted for 46.1% of Transaction Services revenue in 2006.

We have developed a proprietary private label credit card system designed specifically for retailers which has the flexibility to be customized to accommodate our clients’ specific needs. We have also built into the system marketing tools to assist our clients in increasing sales. We utilize our Quick Credit and On-Line Prescreen products to originate new private label credit card accounts. We believe that these products provide an effective marketing advantage over competing services.

We use automated technology for bill preparation, printing and mailing, as well as offer consumers the ability to view, print and pay their bills on-line. By doing so, we improve the funds availability for both our clients and for those private label credit card receivables that we own or securitize.

Our customer care operations are influenced by our retail heritage. We focus our training programs in all areas to achieve the highest possible standards. We monitor our performance by conducting surveys with our clients and their customers. Our call centers are equipped to handle phone, mail, fax and on-line inquiries. We also provide collection activities on delinquent accounts to support our retail private label credit card programs.

Utility Services.  We believe that we are one of the largest independent service providers of customer information systems for utilities in North America. We provide a comprehensive single source business solution for customer care and billing solutions. We have solutions for the regulated, de-regulated and municipal marketplace. These solutions provide not only hosting of the customer information system, but also customer care, statement generation and payment processing. We focus on the successful acquisition, value enhancement and retention of our clients’ customers.

In both a regulated and de-regulated environment, providers will need more sophisticated and complex billing and customer information systems to effectively compete in the marketplace. We believe that our ability to integrate transaction and marketing services effectively provides a competitive advantage for us.

Merchant Services.  We are a provider of transaction processing services with an emphasis on the U.S. petroleum retail industry. We have built a network that enables us to process virtually all electronic payment types including credit card, debit card, prepaid card, gift card, electronic benefits and check transactions.

Safeguards to Our Business; Disaster and Contingency Planning

We have a number of safeguards to protect our company from the risks we face as a business. Given the significant amount of data that we manage, much of which is real-time data to support our clients’ commerce initiatives, we have established redundant capabilities for our data centers. We operate multiple data processing centers. In the event of a disaster we can restore our data centers’ systems at a third party-provided disaster recovery center for the majority of our clients’ data, and recover internally for the remaining critical systems. Our approach to disaster recovery is consistent with best practices in our industry and our clients’ needs.

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently have five patent applications pending with the U.S. Patent and Trademark Office and two international applications, both of which have entered the national phase in one other country. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we do have applications pending in Mexico, South America and Europe. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a license agreement with Air Miles International Trading B.V. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding and corporate identification and marketing of our services in each segment.

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.

Marketing Services.  As a provider of marketing services, we generally compete with advertising and other promotional and loyalty programs, both traditional and on-line, for a portion of a client’s total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. For each of our marketing services, we expect competition to intensify as more competitors enter our market. In addition, new competitors with our AIR MILES Reward Program may target our sponsors and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers. Intensifying competition may make it more difficult for us to do this. For our targeted marketing services offerings, our ability to continue to capture detailed transaction data on consumers is critical in providing effective customer relationship management strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients’ objective to continually improve their return on marketing investment.

Credit Services.  Our credit services business competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross selling their other financial products to their cardholders. Our focus has been on targeting retailers that understand the competitive advantage of developing loyal customers. Typically these retailers have customers that make more frequent and smaller transactions. This results in the effective capture of detail-rich data within our marketing services, allowing us to mine and analyze this data to develop successful customer relationship management strategies for our clients. As an issuer of private label credit cards, we compete with other payment methods, primarily general purpose credit cards like Visa and MasterCard, which we also issue primarily as co-branded private label credit cards, American Express, and Discover Card, as well as cash, checks and debit cards.

Transaction Services.  As a provider of transaction services, our focus has been on industry segments characterized by companies with large customer bases, detail-rich data and high transaction volumes. Targeting these specific market sectors allows us to develop and deliver solutions that meet the needs of these sectors. This focus is consistent with our marketing strategy for all products and services. Additionally, we believe we effectively distinguish ourselves from other transaction processors by providing solutions that help our clients leverage investments they have made in payment systems by using these systems for electronic marketing programs. Competition in the area of utility services comes primarily from larger, more well-funded and well-established competitors and from companies developing in-house solutions and capabilities.

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

World Financial Network National Bank and World Financial Capital Bank must maintain minimum amounts of regulatory capital. If World Financial Network National Bank or World Financial Capital Bank do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. World Financial Capital Bank, as an institution insured by the Federal Deposit Insurance Corporation, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. World Financial Network National Bank must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Under the National Bank Act, if the capital stock of World Financial Network National Bank is impaired by losses or otherwise, we, as the sole shareholder, may be assessed the deficiency. To the extent necessary, if a deficiency in capital still exists, the Federal Deposit Insurance Corporation may be appointed as a receiver to wind up World Financial Network National Bank’s affairs.

Before World Financial Network National Bank can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, World Financial Network National Bank may only pay dividends to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, World Financial Network National Bank must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that World Financial Network National Bank is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, that regulatory authority may require, after notice and hearing, that World Financial Network

National Bank cease and desist from the unsafe practice. Before World Financial Capital Bank can pay dividends to us, it must obtain prior written regulatory approval.

As part of an acquisition in 2003 by World Financial Network National Bank, which required approval by the Office of the Comptroller of the Currency, the Office of the Comptroller of the Currency required World Financial Network National Bank to enter into an operating agreement with it and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines, and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. This operating agreement has not required any changes in World Financial Network National Bank’s operations. The capital adequacy and liquidity maintenance agreement memorializes our current obligations to World Financial Network National Bank.

We are limited under Sections 23A and 23B of the Federal Reserve Act in the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with World Financial Network National Bank or World Financial Capital Bank, which may have the effect of limiting the extent to which World Financial Network National Bank or World Financial Capital Bank can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do require that we engage in “covered transactions” with World Financial Network National Bank or World Financial Capital Bank only on terms and under circumstances that are substantially the same, or at least as favorable to World Financial Network National Bank or World Financial Capital Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by World Financial Network National Bank or World Financial Capital Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, Internal Revenue Service, or IRS, rules, and other regulations. Congress, the IRS and the bank regulators have focused their attention on banks’ monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks.

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

A number of privacy regulations have been implemented in the United States, Canada, the European Union and China in recent years. These regulations place many new restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation around the world could place additional restrictions on our ability to utilize customer information.

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

Employees

As of December 31, 2006 we had approximately 9,300 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Available Information

We file or furnish annual, quarterly, current and special reports, proxy statements and other information with the SEC. You may read and copy, for a fee, any document we file or furnish at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. Our web site is www.AllianceData.com. No information from this web site is incorporated by reference herein. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Executives and Chief Executive Officer, and code of ethics for Board Members on our web site. These documents are available free of charge to any stockholder upon request.

We submitted the certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 19, 2006 with no qualification. In addition, we included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of our public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

Item 1A.	Risk Factors

Risk Factors

Risks Related to General Business Operations

Our 10 largest clients represented 43.7% of our consolidated revenue in 2006, and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 43.7% of our consolidated revenue during the year ended December 31, 2006, with Limited Brands and its retail affiliates representing approximately 12.3% of our 2006 consolidated revenue. Our contracts with Limited Brands and its retail affiliates expire in 2012. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision to either utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

Marketing Services.  Our 10 largest clients in this segment represented approximately 53.2% of our Marketing Services revenue in 2006. BMO Bank of Montreal represented approximately 22.2% of this segment’s 2006 revenue. Our contract with BMO Bank of Montreal expires in 2009.

Credit Services.  Our 10 largest clients in this segment represented approximately 84.9% of our Credit Services revenue in 2006. Limited Brands and its retail affiliates represented approximately 33.6%, and Redcats represented approximately 11.8% of our Credit Services revenue in 2006. Our contracts with Limited Brands and its retail affiliates expire in 2012, and our contract with Redcats expires in 2016.

Transaction Services.  Our 10 largest clients in this segment represented approximately 48.2% of our Transaction Services revenue in 2006. Limited Brands and its retail affiliates were the largest Transaction Services client in 2006, representing approximately 15.5% of this segment’s 2006 revenue. Our contracts with Limited Brands and its retail affiliates expire in 2012.

Competition in our industries is intense and we expect it to intensify.

The markets for our products and services are highly competitive and we expect competition to intensify in each of those markets. Many of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. We cannot assure you that we will be able to compete successfully against our current and potential competitors.

The markets for the services that we offer may fail to expand or may contract and this could negatively impact our growth and profitability.

Our growth and continued profitability depend on acceptance of the services that we offer. If demand for marketing, credit or transaction services decreases, the price of our common stock could fall and you could lose value in your investment. We cannot guarantee that retailers will continue to use loyalty and targeted marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if customers make fewer purchases of their products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a materially adverse effect on our growth and revenue.

We cannot assure you that we will effectively integrate acquisitions or realize their full benefits, and future acquisitions may result in dilutive equity issuances or increases in debt.

Historically, we have completed several acquisitions in each year. We expect to continue to seek selective acquisitions as an element of our growth strategy. If we are unable to successfully integrate completed or any future acquisitions, we may incur substantial costs and delays or other operational, technical or financial problems, any of which could harm our business and impact the trading price of our common stock. In addition, the failure to successfully integrate any future acquisition may divert management’s attention from our core operations or could harm our ability to meet the needs of our customers. To finance future acquisitions, we may need to raise funds either by issuing equity securities or incurring debt. If we issue additional equity securities, such sales could reduce the current value of our stock by diluting the ownership interest of our stockholders.

Failure to safeguard our databases and consumer privacy could affect our reputation among our clients and their customers, and may expose us to legal claims.

An important feature of our marketing and credit services is our ability to develop and maintain individual consumer profiles. As part of our AIR MILES Reward Program, targeted marketing services programs and credit card programs, we maintain marketing databases containing information on consumers’ account transactions. Although we have extensive security procedures, our databases may be subject to unauthorized access. If we experience a security breach, the integrity of our marketing databases could be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, marketing services or credit card programs could decline if any compromise of security occurred. Any public perception that we released consumer information without authorization could subject us to legal claims from consumers or regulatory enforcement actions and adversely affect our client relationships.

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

In order to execute hedging strategies, the securitization trusts have entered into interest rate derivative contracts with commercial banks. These banks are otherwise known as counterparties. It is our policy to enter into such contracts with counterparties that are deemed to be creditworthy. However, if macro- or micro-economic events were to negatively impact these banks, the banks might not be able to honor their obligations to the securitization trusts and we might suffer a loss related to our residual interest in the securitization trusts.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a materially adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Loss of data center capacity, interruption of telecommunication links, or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

Our ability to protect our data centers against damage or inoperability from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use software could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

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

Risks Particular to Marketing Services

If actual redemptions by AIR MILES Reward Program collectors are greater than expected, our profitability could be adversely affected.

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

As a result of increasing competitors in the loyalty market, including from Aeroplan, Air Canada’s frequent flyer program, we may experience greater competition in attracting and retaining sponsors in our AIR MILES Reward Program.

The loss of our most active AIR MILES Reward Program collectors could negatively affect our growth and profitability.

Our most active AIR MILES Reward Program collectors drive a disproportionately large percentage of our AIR MILES Reward Program revenue. We estimate that over half of the AIR MILES Reward Program revenues for 2007 will be associated with our AIR MILES Reward Program collectors who participate most actively. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors and loyalty partners. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive.

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

As a result of airline or travel industry disruptions, political instability, terrorist acts, or war, some collectors could determine that air travel is too dangerous or burdensome. Consequently, collectors might forego redeeming reward miles for air travel and therefore might not participate in the AIR MILES Reward Program to the extent they previously did, which could adversely affect our revenue from the program.

Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our marketing services, which could negatively affect our ability to satisfy our clients’ needs.

The enactment of new or amended legislation or industry regulations arising from public concern over consumer privacy issues could have a materially adverse impact on our marketing services. Any such legislation or industry regulations could place restrictions upon the collection and use of information that is currently legally available, which could materially increase our cost of collecting some data. Legislation or industry regulation could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and our cash flow. In addition to the United States and Canadian regulations discussed in detail below, we have recently expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional legislation and regulations regarding consumer privacy.

In the United States, federal and state laws such as the federal Gramm-Leach-Bliley Act make it more difficult to collect and use information that has been legally available and may increase our costs of collecting some data. Regulations under this act give cardholders the ability to “opt out” of having information generated by their credit card purchases shared with other parties or the public. Our ability to gather and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us from using their data. Under the regulations, we generally are required to refrain from sharing data generated by our new cardholders until such cardholders are provided the opportunity to “opt out.”

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

In Canada, the Personal Information Protection and Electronic Documents Act requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers would collect fewer AIR MILES reward miles.

Risks Particular to Credit Services

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

Since January 1996, we have sold substantially all of the credit card receivables originated by World Financial Network National Bank to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III, which we refer to as the WFN Trusts, as part of our securitization program. This securitization program is the primary vehicle through which we finance World Financial Network National Bank’s credit card receivables. We have approximately $600.0 million of asset-backed notes that will come due in 2007. If World Financial Network National Bank was not able to regularly securitize the receivables it originates, our ability to grow or even maintain our credit services business would be materially impaired. World Financial Network National Bank’s ability to effect securitization transactions is impacted by the following factors, some of which are beyond our control:

•	conditions in the securities markets in general and the asset-backed securitization market in particular;

•	conformity in the quality of credit card receivables to rating agency requirements and changes in those requirements; and

•	our ability to fund required overcollateralizations or credit enhancements, which we routinely utilize in order to achieve better credit ratings, which lowers our borrowing costs.

Once World Financial Network National Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables’ performance and the continued solvency of the retailer where the underlying sales were generated. In the event such a covenant or other similar covenant is breached, an early amortization event could be declared, whereby, the trustee for the securitization trust would retain World Financial Network National Bank’s interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Network National Bank, until the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables.

Increases in net charge-offs beyond our current estimates could have a negative impact on our operating income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs beyond historical levels will reduce the net spread available to us from the securitization master trust and could result in a reduction in finance charge income or a write-down of the interest-only strip. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our credit card receivables and the average age of our various credit card account portfolios. The average age of our credit card receivables affects the stability of delinquency and loss rates of the portfolio. An older credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2006, 58.3% of the total number of our securitized accounts with outstanding balances and 61.4% of the amount of our outstanding securitized receivables were for accounts with origination dates greater than 24 months old. For 2006, our managed receivables net charge-off ratio was 5.0% compared to 6.5% for 2005 and 6.8% for 2004. We cannot assure you that our pricing strategy can offset the negative impact on profitability caused by increases in delinquencies and losses. Any material increases in delinquencies and losses beyond our current estimates could have a materially adverse impact on us and the value of our net retained interests in loans that we sell through securitizations.

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

Increases in our interest rates could have a negative impact on our operating income and profitability.

An increase in market interest rates may increase interest expense on variable interest debt or short-term borrowings, which could have an adverse impact on our operating results. Specifically, an increase in the cost of funds related to our off-balance sheet debt could reduce the amount we realize from the excess spread between the yield on our assets and the cost of funding on our debt. A rise in market interest rates may indirectly impact the payment performance of consumers or the value of, or the amount we could realize from, the sale of interest-only strips.

	As of December 31, 2006
	Fixed rate	Variable rate	Total
	(In millions)

Off-balance sheet	$2,650.0	$929.2	$3,579.2
On-balance sheet	694.3	350.1	1,044.4

	$3,344.3	$1,279.3	$4,623.6

•	At December 31, 2006, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.7% through interest rate swap agreements. Additionally, our variable rate off-balance sheet debt has variable rate credit cards that are at least equal to that amount.

•	At December 31, 2006, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 5.7%.

A 1.0% increase in interest rates would result in an estimated decrease to pretax income of approximately $8.5 million related to our on-balance sheet debt. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

We expect growth in our credit services segment to result from new and acquired credit card programs whose credit card receivable performance could result in increased portfolio losses and negatively impact our net retained interests in loans securitized.

We expect an important source of growth in our credit card operations to come from the acquisition of existing credit card programs and initiating credit card programs with retailers who do not currently offer a private label or co-brand credit card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot assure you that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these credit card programs may result in defaults greater than our expectations and could have a materially adverse impact on us and the value of our net retained interests in receivables securitized.

Current and proposed regulation and legislation relating to our credit services could limit our business activities, product offerings and fees charged.

Various Federal and state laws and regulations significantly limit the credit services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or prescribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a materially adverse effect on our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a materially adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

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

•	it is an institution organized under the laws of a state which, on March 5, 1987, had in effect or had under consideration in such state’s legislature a statute which required or would require such institution to obtain insurance under the Federal Deposit Insurance Act; and

•	it does not accept demand deposits that the depositor may withdraw by check or similar means for payment to third parties.

If our industrial bank fails to meet the requirements of the Federal Deposit Insurance Corporation or State of Utah, we may be subject to termination of our industrial bank.

Our industrial bank, World Financial Capital Bank, is authorized to do business by the State of Utah and the Federal Deposit Insurance Corporation. World Financial Capital Bank is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses. If World Financial Capital Bank fails to meet the requirements of the Federal Deposit Insurance Corporation or the State of Utah, it may be subject to termination as an industrial bank.

Risks Particular to Transaction Services

In 2006, our Transaction Services segment derived approximately 46.1% of its revenue from servicing cardholder accounts for the Credit Services segment. If the Credit Services segment suffered a significant client loss, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.

Our Transaction Services segment performs card processing and servicing activities for cardholder accounts generated by our Credit Services segment. During 2006, our Transaction Services segment derived $357.8 million, or 46.1% of its revenues, from these services for our Credit Services segment. The financial performance of our Transaction Services segment, therefore, is linked to the activities of our Credit Services segment. If the Credit Services segment were to lose a significant client, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.

Risks Related to Our Company

Delaware law and our charter documents could prevent a change of control that might be beneficial to you.

Delaware law, as well as provisions of our certificate of incorporation and bylaws, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These include:

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

As of February 22, 2007, we had an aggregate of 99,950,429 shares of our common stock authorized but unissued and not reserved for specific purposes. Except with respect to issuances pursuant to new equity compensation plans, to certain related parties, or that would result in a change of control, in general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 21,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 6,319,366 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 22, 2007, including options to purchase approximately 2,639,696 shares exercisable as of February 22, 2007 or that will become exercisable within 60 days after February 22, 2007. We have reserved for issuance 1,500,000 shares of our common stock, all of which remain issuable, under our 401(k) and Retirement Savings Plan. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, we leased approximately 65 general office properties worldwide, comprising over 2.5 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate
Location	Segment	Square Footage	Lease Expiration Date

Dallas, Texas	Corporate, Transaction Services	230,061	October 31, 2010
Dallas, Texas	Corporate	61,750	July 31, 2017
Dallas, Texas	Transaction Services	247,618	July 31, 2009
Columbus, Ohio	Corporate, Credit Services	86,870	August, 31, 2007
Columbus, Ohio	Transaction Services	103,161	January 31, 2008
Westerville, Ohio	Transaction Services	100,800	May 31, 2011
Toronto, Ontario, Canada	Marketing Services	142,997	September 16, 2007
Toronto, Ontario, Canada	Marketing Services	16,124	October 31, 2014
New York, New York	Marketing Services	12,000	August 31, 2008
New York, New York	Marketing Services	14,875	May 31, 2009
Wakefield, Massachusetts	Marketing Services	96,726	April 30, 2013
Irving, Texas	Marketing Services	75,000	June 30, 2018
Earth City, Missouri	Marketing Services	116,783	September 30, 2012

We believe our current and proposed facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.	Legal Proceedings

From time to time, we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a materially adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of contractual obligations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange and trades under the symbol “ADS.” The following table sets forth for the periods indicated the high and low composite per share prices as reported by the New York Stock Exchange.

	High	Low

Fiscal Year Ended December 31, 2005
First quarter	$47.25	$37.49
Second quarter	44.20	33.01
Third quarter	44.26	38.81
Fourth quarter	42.00	31.90
Fiscal Year Ended December 31, 2006
First quarter	$47.21	$35.98
Second quarter	59.75	45.34
Third quarter	61.40	47.45
Fourth quarter	66.07	54.34

Holders

As of February 22, 2007, the closing price of our common stock was $63.50 per share, there were 79,576,227 shares of our common stock outstanding, and there were approximately 125 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of our outstanding common stock through December 2008, as more fully described in the footnote to the table below. As of December 31, 2006, we had repurchased 6,799,752 shares of our common stock for approximately $294.8 million under these programs. The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2006:

			Total Number of Shares	Approximate Dollar Value of
	Total Number		Purchased as Part	Shares that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased
Period	Purchased(1)	Paid per Share	Plans or Programs	Under the Plans or Programs(2)(3)
				(In millions)

During 2006:
October	101,733	$59.73	99,600	$625.5
November	336,084	60.92	333,900	605.2
December	2,077	63.30	—	605.2

Total	439,894	$60.65	433,500	$605.2

(1)	During the period represented by the table, 6,394 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)	On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. As of December 31, 2006, we had repurchased 6,799,752 shares of our common stock for approximately $294.8 million under these programs.

(3)	Debt covenants in our credit facilities restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year was $200.0 million beginning with 2006, increasing to $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the credit facilities.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under the Amended and Restated Stock Option Plan, the 2003 Long Term Incentive Plan, or the 2005 Long Term Incentive Plan, or that may be purchased under the Amended and Restated Employee Stock Purchase Plan:

Number of
Securities Remaining
	Number of	Weighted	Available for Future
	Securities to be	Average Exercise	Issuance Under
	Issued upon	Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in the First Column)

Equity compensation plans approved by security holders	4,871,899	$30.98	5,222,103	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	4,871,899	$30.98	5,222,103

(1)	Includes 853,571 shares available for future issuance under the Amended and Restated Employee Stock Purchase Plan.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2001, with the cumulative total return over the same period of (1) the S&P 500 Index, (2) an old peer group selected by us and (3) a new peer group selected by us. We have elected to modify our peer group because we believe the new peer group is more reflective of our business, provides a broader comparison group and is more similar to our market capitalization.

The companies in the old peer group are Affiliated Computer Services, Inc., The BISYS Group, Inc., Certegy, Inc., Convergys Corporation, DST Systems, Inc., First Data Corporation, Fiserv, Inc., Global Payments Inc., Jack Henry and Associates, Inc., and Total System Services, Inc. Subsequent to a merger in 2006, Certegy, Inc. changed its name to Fidelity National Information Services, Inc.

The companies in the new peer group are Affiliated Computer Services, Inc., American Express Company, Acxiom Corporation, Capital One Financial Corporation, Fidelity National Information Services, Inc., Convergys Corporation, DST Systems, Inc., First Data Corporation, Fiserv, Inc., Global Payments Inc., Harte-Hanks, Inc., MasterCard Incorporated, The Western Union Company, and Total System Services, Inc.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG ALLIANCE DATA SYSTEMS CORPORATION
S&P 500 INDEX AND PEER GROUP INDICES

	Alliance Data Systems Corporation	S&P 500	Old Peer Group	New Peer Group
December 31, 2001	$100	$100	$100	$100
December 31, 2002	92.53	77.90	75.74	84.94
December 31, 2003	144.54	100.25	93.62	115.34
December 31, 2004	247.94	111.15	96.73	132.05
December 31, 2005	185.90	116.61	100.96	138.26
December 31, 2006	326.21	135.03	111.01	153.64

Our future filings with the SEC may “incorporate information by reference”, including this Form 10-K. Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes contained in this Form 10-K. The fiscal year financial information included in the table below is derived from audited financial statements.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)

Income statement data
Total revenue	$865,297	$1,046,544	$1,257,438	$1,552,437	$1,998,742
Cost of operations (exclusive of amortization and depreciation disclosed separately below)(1)	670,544	788,874	916,201	1,124,590	1,434,620
General and administrative(1)	53,784	52,320	77,740	91,532	91,815
Depreciation and other amortization	41,768	53,948	62,586	58,565	65,443
Amortization of purchased intangibles	24,707	20,613	28,812	41,142	59,597

Total operating expenses	790,803	915,755	1,085,339	1,315,829	1,651,475

Operating income	74,494	130,789	172,099	236,608	347,267
Other expenses	834	4,275	—	—	—
Fair value loss on interest rate derivative	12,017	2,851	808	—	—
Interest expense, net	19,924	14,681	6,972	14,482	40,998

Income from continuing operations before income taxes	41,719	108,982	164,319	222,126	306,269
Provision for income taxes	18,060	41,684	61,948	83,381	116,664

Net income	$23,659	$67,298	$102,371	$138,745	$189,605

Net income per share — basic	$0.32	$0.86	$1.27	$1.69	$2.38
Net income per share — diluted	$0.31	$0.84	$1.22	$1.64	$2.32
Weighted average shares used in computing per share amounts — basic	74,422	78,003	80,614	82,208	79,735
Weighted average shares used in computing per share amounts — diluted	76,696	80,313	84,040	84,637	81,686

(1)	Included in general and administrative is stock compensation expense of $2.9 million, $5.9 million, $13.4 million, $14.1 million, and $16.1 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively. Included in cost of operations is stock compensation expense of $0, $0, $2.3 million, $0, and $27.0 million for the years ended December 31, 2002, 2003, 2004, 2005, and 2006, respectively.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)

Adjusted EBITDA and Operating EBITDA(2)
Adjusted EBITDA	$143,917	$211,239	$279,264	$350,458	$515,360
Operating EBITDA	$162,781	$276,138	$321,779	$396,397	$556,339
Other financial data
Cash flows from operating activities	$122,569	$116,876	$348,629	$109,081	$468,780
Cash flows from investing activities	$(192,603)	$(247,729)	$(399,859)	$(330,951)	$(542,972)
Cash flows from financing activities	$(15,670)	$165,003	$66,369	$278,579	$112,270
Segment Operating data
Statements generated	138,669	167,118	190,976	190,910	211,663
Credit sales	$4,924,952	$5,604,233	$6,227,421	$6,582,800	$7,444,298
Average managed receivables	$2,344,334	$2,654,087	$3,021,800	$3,170,485	$3,640,057
AIR MILES reward miles issued	2,348,133	2,571,501	2,834,125	3,246,553	3,741,834
AIR MILES reward miles redeemed	1,259,951	1,512,788	1,782,185	2,023,218	2,456,932

(2)	See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a discussion of our use of adjusted EBITDA and operating EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Balance sheet data
Cash and cash equivalents	$30,439	$67,745	$84,409	$143,213	$180,075
Seller’s interest and credit card receivables, net	147,899	271,396	248,074	479,108	569,389
Redemption settlement assets, restricted	166,293	215,271	243,492	260,963	260,957
Intangible assets, net	75,399	143,733	233,779	265,000	263,934
Goodwill	429,720	484,415	709,146	858,470	969,971
Total assets	1,447,462	1,867,424	2,239,080	2,926,082	3,404,015
Deferred revenue	362,510	476,387	547,123	610,533	651,506
Certificates of deposit	96,200	200,400	94,700	379,100	299,000
Credit facilities, subordinated debt and other debt	196,711	189,751	342,823	457,844	745,377
Total liabilities	904,904	1,165,093	1,368,560	2,004,975	2,332,482
Total stockholders’ equity	542,558	702,331	870,520	921,107	1,071,533

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of loyalty and marketing solutions derived from transaction rich data. We partner with our clients to develop unique insight into consumer behavior. We use that insight to create and manage customized solutions that we believe enhance consumer experiences and enable our clients to build stronger, mutually-beneficial relationships with their customers. We focus on facilitating and managing interactions between our clients and their customers. We operate in three business segments: Marketing Services, Credit Services and Transaction Services.

Marketing Services.  The Marketing Service segment generates revenue from our coalition loyalty program, the AIR MILES Reward Program, and from our targeted marketing services programs run by Epsilon. In our AIR MILES Reward Program, we primarily collect fees from our clients based on the number of AIR MILES reward miles issued and in limited circumstances the number of AIR MILES reward miles redeemed. All of the fees collected for AIR MILES reward miles issued are deferred and recognized over time. AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of revenue for this segment, and as a result they are both indicators of the success of the program. These two drivers are also important in the revenue recognition process.

•	AIR MILES Reward Miles Issued: The number of AIR MILES reward miles issued depends upon the buying activity of the collectors at our participating sponsors. The fees collected from sponsors for the issuance of AIR MILES reward miles represents future revenue and earnings for us. The revenue related to the service element of the AIR MILES reward miles is initially deferred and amortized over the period of time beginning with the issuance of the AIR MILES reward miles and ending upon their expected redemption which is the estimated life of an AIR MILES reward mile, or 42 months.

•	AIR MILES Reward Miles Redeemed: A majority of the revenue we recognize in this segment is derived from the redemptions of AIR MILES reward miles by collectors. Redemptions also show that collectors are attaining the rewards that are offered through our programs. The revenue related to the redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that we estimate will go unused by the collector base or “breakage”. We currently estimate breakage to be one-third of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of a mile or breakage in the periods presented.

Our AIR MILES Reward Program tends not to be significantly impacted by economic swings as the majority of the sponsors are in non-discretionary categories such as grocery, petroleum and financial institutions. Additionally, we target the sponsors’ most loyal customers, who are unlikely to change their spending patterns. We are impacted by changes in the exchange rate between the U.S. dollar and the Canadian dollar. The Canadian dollar appreciated in 2006, which benefited our operating results by approximately $5.7 million.

Beginning in late 2004, with the acquisition of Epsilon, we began an expansion of our marketing services in the United States. In 2006, we continued our expansion of the services we provide with the acquisition of DoubleClick Email Solutions, which strengthens our presence in email communication solutions. Additionally, with the recent acquisitions of ICOM and CPC, Epsilon has also begun to expand its data product and services offerings. Epsilon generates revenue in a number of ways that range from transaction counts for interactive services to hourly rates for our strategic consulting services. We believe that working with our client’s customer data and strategy gives us an advantage through our opportunity to develop long-term relationships with our clients.

Credit Services.  The Credit Services segment primarily generates revenue from securitization income, servicing fees from our securitization trusts, and merchant discount fees. Private label credit sales and average managed receivables are the two primary drivers of revenue for this segment.

•	Private Label Credit Sales: This represents the dollar value of private label credit card sales that occur at our clients’ point of sale terminals or through catalogs or web sites. Generally, we are paid a percentage of these sales, referred to as merchant discount, from the retailers that utilize our private label credit card program. Private label credit sales typically lead to higher portfolio balances as cardholders finance their purchases through our credit card banks.

•	Average Managed Receivables: This represents the average balance of outstanding receivables from our cardholders. Customers are assessed a finance charge based on their outstanding balance at the end of a billing cycle. There are many factors that drive the outstanding balances such as payment rates, charge-offs, recoveries and delinquencies. Management actively monitors all of these factors. Generally we securitize our receivables, which results in a sale for accounting purposes and effectively removes them from our balance sheet to one of the securitization trusts.

Credit Services is affected by increased outsourcing in targeted industry verticals. The growing trend of outsourcing of private label credit card programs leads to increased accounts and balances to finance. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers. Additionally, economic trends can impact this segment. Interest expense is a significant component of operating costs for the securitized trusts. Over the last three years we have experienced a historically low interest rate environment. We have refinanced our recent bond maturities with instruments that lock in our effective interest rate for up to five year terms and in some cases entered into declining interest rate swaps. Interest rates in 2006 were slightly higher than rates in 2005. During the fourth quarter of 2005, Congress enacted bankruptcy legislation with a two-fold impact. First, an acceleration of bankruptcies occurred in late 2005 as the result of cardholders filing for protection under the previous bankruptcy legislation, which was more lenient. Second, under the new legislation it is more difficult for cardholders filing bankruptcy to dispose of their obligations. The enactment of the bankruptcy laws had a positive impact in 2006 to our net charge-off rate, which was approximately 5.0% for 2006 as compared to 6.5% for 2005. For 2007, we expect that the net charge-off rate will stabilize to approximately 6%, with costs of funds to remain consistent with 2006.

Transaction Services.  The Transaction Services segment primarily generates revenue based on the number of statements generated, customer calls handled and transactions processed. Statements generated are the primary driver of revenue for this segment and represents the majority of revenue.

•	Statements Generated: This represents the number of statements generated for our credit card and utility clients. The number of statements generated in any given period is a fairly reliable indicator of the number of active account holders during that period. In addition to receiving payment for each statement generated, we also are paid for other services such as remittance processing, customer care and various marketing services.

Transaction Services primarily is affected by industry trends similar to Credit Services. Companies are increasingly outsourcing their non-core processes such as customer information systems, billing and customer care. We are impacted by this trend with our clients in utility services and processing services.

Year in Review Highlights

Our results for the year ended 2006 included the following significant agreements and continued selective execution of our acquisition strategy:

•	In January 2006, we announced a long-term agreement to provide customer care and comprehensive billing and marketing management services to Green Mountain Energy Company, one of the nation’s leading retail providers of cleaner electricity products.

•	In January 2006, we announced a multi-year renewal agreement with Canada Safeway to continue our partnership in our Canadian AIR MILES Reward Program. One of our top-ten clients, Canada Safeway has been a partner in our loyalty and marketing program since its inception in 1992.

•	In February 2006, we signed a multi-year agreement to provide billing and customer care services to WPS Resources Corporation, an energy holding company whose subsidiaries provide electric and natural gas utility service primarily to Michigan and Minnesota consumers.

•	In February 2006, we acquired iCom Information & Communications, Inc., a leading provider of targeted list, marketing data and communication solutions for the pharmaceutical, tobacco and fast moving consumer good industries in North America.

•	In February 2006, we signed a long-term agreement to provide a co-brand credit card program and database marketing services to New York & Company, a leading specialty retailer of women’s fashions and accessories.

•	In February 2006, we signed a long-term contract renewal to continue to provide a comprehensive private-label credit card solution to Goody’s, a retailer of moderately priced apparel for women, men and children. Under the expanded terms of the agreement, we will also provide an integrated co-brand credit card program and corresponding program servicing.

•	In March 2006, we announced a multi-year agreement with Citibank, Inc. to provide a comprehensive loyalty solution to support Citi’s points-based customer rewards program, the Thank You Networksm.

•	In March 2006, we signed a contract renewal to continue to provide a comprehensive private-label credit card solution to the United Retail Group, Inc., a leading high-growth specialty retailer of plus-size women’s fashion apparel.

•	In April 2006, we signed a multi-year contract renewal to continue to provide a comprehensive private-label credit card solution for Abercrombie & Fitch, a leading men’s and women’s specialty clothing retailer.

•	In April 2006, we completed an issuance of $500.0 million of asset-backed notes. The notes were issued through the World Financial Network Credit Card Master Note Trust as part of the securitization program for our credit card banking subsidiary, World Financial Network National Bank.

•	In April 2006, we acquired DoubleClick Email Solutions, a division of DoubleClick, Inc., a permission-based email marketing service provider, with operations across North America, Europe and Asia/Pacific.

•	In May 2006, we announced a multi-year agreement to provide bill print and mail services, electronic bill presentment and payment processing for Sacramento Municipal Utility District, the sixth-largest publicly owned utility in the United States with approximately 560,000 residential and commercial accounts in California’s Sacramento and Placer counties.

•	In May 2006, we signed a multi-year agreement to provide permission-based email marketing services and strategic consulting services to Citicorp Credit Services, Inc., which has more than 120 million credit and charge accounts in North America.

•	In May 2006, we completed a private placement of $500.0 million of senior notes to lock interest rates and provide additional liquidity.

•	In May 2006, we signed a multi-year contract renewal to continue to provide database, consulting, and infrastructure services for AARP, one of the nation’s largest non-profit organizations.

•	In May 2006, we signed a contract renewal to continue to provide a comprehensive private-label credit card solution to The Room Place at Harlem Furniture, a multi-channel retailer of high-quality home furniture in the Chicago area.

•	In June 2006, we announced a long-term contract renewal to continue to provide customer information system services, application management and online bill presentment to Union Gas, a Duke Energy Company.

•	In June 2006, we announced a multi-year renewal agreement with The Great Atlantic & Pacific Company of Canada, or A&P Canada, to continue our partnership in our Canadian AIR MILES Reward Program. One of the program’s top-ten sponsors, A&P Canada is the second largest food retailer in Ontario.

•	In June 2006, we announced a multi-year agreement to provide comprehensive private-label credit card services for Bealls Outlet Stores, Inc. and Burke’s Outlet Stores, Inc., leading retailers of value-priced apparel, accessories and home furnishings with more than 500 stores across 14 states.

•	In July 2006, we announced a multi-year agreement to provide comprehensive private-label credit card services for Friedman’s Jewelers, the third-largest jewelry retailer in the United States, with approximately 422 locations.

•	In July 2006, we announced an agreement to provide permission-based email marketing services for Circuit City Stores, Inc. Circuit City is one of the nation’s leading multi-channel consumer electronics retailers.

•	In August 2006, we announced a long-term renewal agreement with The Jean Coutu Group to continue our partnership in our Canadian AIR MILES Reward Program. One of the program’s top-ten sponsors, Jean Coutu is the fourth largest drugstore chain in North America.

•	In August 2006, we announced a renewal agreement with Hudson’s Bay Company, or Hbc, to continue our partnership in our Canadian AIR MILES Reward Program. Additionally, through this agreement, Hbc will become a rewards supplier in the AIR MILES Reward Program. As one of the program’s top-fifteen sponsors, Hbc operates more than 570 stores across Canada.

•	In August 2006, we announced that our Canadian AIR MILES Reward Program added 20 new retail partners to its online shopping mall, www.airmilesshops.ca. The virtual mall features advanced product search capabilities and allows consumers to purchase merchandise from a total of 75 lifestyle, home décor, electronics, entertainment and fashion retailers.

•	In August 2006, we acquired Big Designs, Inc., a premier print, web and email marketing design firm. The acquisition of Big Designs complements Epsilon Interactive’s existing creative services offerings.

•	In August 2006, we signed a multi-year contract renewal to continue to provide a comprehensive private-label credit card solution for American Signature, a leading designer, manufacturer and retailer of high-quality furniture.

•	In September 2006, we sold our credit card receivables portfolio of Shop NBC accounts for approximately $77.2 million, which comprised receivables of $75.3 million plus a small premium.

•	In September 2006, we announced a multi-year agreement to provide customer information system and billing services to customers of the New England Gas distribution division of the Southern Union Company, one of the nation’s leading diversified natural gas companies.

•	In October 2006, we announced the signing of a long-term agreement with Cruise Management International LLC, North America’s largest retailer of cruise vacations, to provide co-brand credit card services for cruise industry customers.

•	In October 2006, we acquired CPC Associates, Inc., a premier provider of data products and services used to increase effectiveness of direct-response marketing programs for a variety of business sectors.

•	In November 2006, we announced the signing of a multi-year agreement to provide integrated email and marketing solutions to MyFamily.com, Inc., the leading online network for connecting families.

•	In November 2006, we announced the signing of a six year agreement with The Dunlap Company, a specialty retailer, to provide private label credit card programs for its department store brands.

•	In November 2006, we announced the signing of a six year agreement with Pamida Stores Operating Co., LLC, one of the nation’s top rural general merchandise retailers, to provide an integrated private label credit card program.

•	In December 2006, we announced that Budget Rent A Car System, Inc., one of the world’s leading car rental brands, signed a multi-year agreement to participate as a sponsor and reward supplier in the Canadian AIR MILES Reward Program.

•	In December 2006, we entered into an agreement to acquire Abacus, a division of DoubleClick Inc. Abacus is a leading provider of data, data management and analytical services for the retail and catalog industry.

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

Securitization of credit card receivables.  We utilize a securitization program to finance substantially all of the credit card receivables that we underwrite. We use our off-balance sheet securitization program to lower our cost of funds and more efficiently use capital. In a securitization transaction, we sell credit card receivables originated by our Credit Services segment to a trust and retain servicing rights to those receivables, an equity interest in the trust, and an interest in the receivables. Our securitization trusts allow us to sell credit card receivables to the trusts on a daily basis. The securitization trusts are deemed to be qualifying special purpose entities under accounting principles generally accepted in the United States, or GAAP, and are appropriately not included in our Consolidated Financial Statements. Our interest in the trusts is represented on our consolidated balance sheets as seller’s interest (our interest in the receivables) and due from securitizations (our retained interests and credit enhancement components).

The trusts issue bonds in the capital markets and notes in private transactions. The proceeds from the debt are used to fund the receivables, while cash collected from cardholders is used to finance new receivables and repay borrowings and related borrowing costs. The excess spread is remitted to us as securitization income.

Our retained interest, often referred to as an interest-only strip, is recorded at fair value. The fair value of our interest-only strip represents the present value of the anticipated cash flows we will receive over the estimated life of the receivables, or 7.25 months. This anticipated excess cash flow consists of the excess of finance charges and past-due fees net of the sum of the return paid to bond holders, estimated contractual servicing fees and credit losses. Because there is not a highly liquid market for these assets, we estimated the fair value of the interest-only strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the interest-only strip. The fair value of the interest-only strip, and the corresponding gain or loss, will be impacted by the estimated excess spread over the next two or three quarters. The excess spread is impacted primarily by finance and late fees collected, net charge-offs and interest rates.

Changes in the fair value of the interest-only strip are reflected in our consolidated financial statements as additional gains related to new receivables originated and securitized or other comprehensive income related to mark-to-market changes.

In recording and accounting for interest-only strips, we make assumptions about rates of payments and defaults that we believe reasonably reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of principal payments and defaults generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the interest-only strip could be impaired and the decline in the fair value recorded in earnings. Further sensitivity information is provided in Note 6 to the Consolidated Financial Statements.

We recognize the implicit forward contract to sell new receivables during a revolving period at its fair value at the time of sale. The implicit forward contract is entered into at the market rate and thus, its initial measure is zero at inception. In addition, we do not mark the forward contract to fair value in accounting periods following the securitization as management has concluded that the fair value of the implicit forward contract in subsequent periods is not material.

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

The amount of revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile of 42 months and breakage of one-third has remained constant for all periods presented. Breakage and the life of an AIR MILES reward mile is based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent analysis. During 2005 and 2006, we engaged a nationally recognized accounting firm to perform an independent analysis of our breakage assumptions. Their conclusion supports management’s breakage estimate of one-third. The estimated life of an AIR MILES reward mile and breakage is actively monitored by management and subject to external influences that may cause actual performance to differ from estimates.

We believe that the issuance and redemption of AIR MILES reward miles is influenced by the nature and volume of sponsors, the type of rewards offered, the overall health of the Canadian economy, the nature and extent of AIR MILES promotional activity in the marketplace and the extent of competing loyalty programs. These influences will primarily affect the average life of an AIR MILES reward mile. We do not believe that the estimated life will vary significantly over time, consistent with historical trends. The shortening of the life of an AIR MILES reward mile would accelerate the recognition of revenue and may affect the breakage rate. As of December 31, 2006, we had $651.5 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 9 to the Consolidated Financial Statements.

Stock-based compensation.  On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

We currently use a binomial lattice option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using an implied volatility. We base the risk-free interest rate that we use in the option pricing model on a forward curve of risk free interest rates based on constant maturity rates provided by the U.S. Treasury. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense, the future periods may differ from what we have recorded in the current period and could affect our operating income, net income and net income per share.

See Note 13 of our Consolidated Financial Statements for further information regarding the SFAS No. 123(R) disclosures.

Inter-Segment Sales

Our Transaction Services segment performs card processing and servicing activities for cardholder accounts generated by our Credit Services segment. For this, our Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current estimated market rates for similar services. This fee represents an operating cost to the Credit Services segment and corresponding revenue for our Transaction Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by our Transaction Services segment from servicing our Credit Services segment, and consequently paid by our Credit Services segment to our Transaction Services segment, are set forth opposite “Other/eliminations” in the tables presented in the annual comparisons in our “Results of Operations.”

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit facilities and our senior note agreements. For the year ended December 31, 2006, senior debt-to-operating EBITDA was 1.3x compared to a maximum ratio of 2.75x permitted in our credit facilities and in our senior note agreements. Operating EBITDA to interest expense was 11.9x compared to a minimum ratio of 3.5x permitted in our credit facility and 3.0x permitted in our senior note agreements. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility and cash flows from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of December 31, 2006, we had borrowings of $225.0 million outstanding under our 2006 credit facility, $500.0 million of aggregate principal amount outstanding under our senior notes and had $313.0 million in unused borrowing capacity. We were in compliance with our covenants at December 31, 2006, and we expect to be in compliance with these covenants during the year ending December 31, 2007.

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Net income	$23,659	$67,298	$102,371	$138,745	$189,605
Stock compensation expense	2,948	5,889	15,767	14,143	43,053
Provision for income taxes	18,060	41,684	61,948	83,381	116,664
Interest expense, net	19,924	14,681	6,972	14,482	40,998
Fair value loss on interest rate derivative	12,017	2,851	808	—	—
Other expenses(1)	834	4,275	—	—	—
Depreciation and other amortization	41,768	53,948	62,586	58,565	65,443
Amortization of purchased intangibles	24,707	20,613	28,812	41,142	59,597

Adjusted EBITDA	143,917	211,239	279,264	350,458	515,360
Change in deferred revenue	34,827	113,877	70,736	63,410	40,973
Change in redemption settlement assets	(15,963)	(48,978)	(28,221)	(17,471)	6

Operating EBITDA	$162,781	$276,138	$321,779	$396,397	$556,339

Note:	An increase in deferred revenue has a positive impact to operating EBITDA, while an increase in redemption settlement assets has a negative impact to operating EBITDA. Changes in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Changes in redemption settlement assets is also affected by the timing of receipts and transfers of cash.

(1)	For the years ended December 31, 2002 and 2003, other expenses are debt related.

Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2006

	Year Ended December 31,		Growth
	2005	2006	$	%
	(In thousands, except percentages)

Revenue:
Marketing Services	$604,145	$849,158	$245,013	40.6%
Credit Services	561,413	731,338	169,925	30.3
Transaction Services	699,884	776,036	76,152	10.9
Other/Eliminations	(313,005)	(357,790)	(44,785)	14.3

Total	$1,552,437	$1,998,742	$446,305	28.7%

Adjusted EBITDA:
Marketing Services	$97,903	$159,186	$61,283	62.6%
Credit Services	162,481	248,204	85,723	52.8
Transaction Services	90,074	107,970	17,896	19.9

Total	$350,458	$515,360	$164,902	47.1%

Stock compensation expense:
Marketing Services	$4,714	$18,162	$13,448	285.3%
Credit Services	4,714	8,451	3,737	79.3
Transaction Services	4,715	16,440	11,725	248.7

Total	$14,143	$43,053	$28,910	204.4%

Depreciation and amortization:
Marketing Services	$36,477	$58,681	$22,204	60.9%
Credit Services	6,647	13,690	7,043	106.0
Transaction Services	56,583	52,669	(3,914)	(6.9)

Total	$99,707	$125,040	$25,333	25.4%

Operating expenses(1):
Marketing Services	$506,242	$689,972	$183,730	36.3%
Credit Services	398,932	483,134	84,202	21.1
Transaction Services	609,810	668,066	58,256	9.6
Other/Eliminations	(313,005)	(357,790)	(44,785)	14.3

Total	$1,201,979	$1,483,382	$281,403	23.4%

Operating income:
Marketing Services	$56,712	$82,343	$25,631	45.2%
Credit Services	151,120	226,063	74,943	49.6
Transaction Services	28,776	38,861	10,085	35.0

Total	$236,608	$347,267	$110,659	46.8%

Adjusted EBITDA margin(2):
Marketing Services	16.2%	18.7%	2.5%
Credit Services	28.9	33.9	5.0
Transaction Services	12.9	13.9	1.0

Total	22.6%	25.8%	3.2%

Segment Operating data:
Statements generated	190,910	211,663	20,753	10.9%
Credit Sales	$6,582,800	$7,444,298	$861,498	13.1%
Average managed receivables	$3,170,485	$3,640,057	$469,572	14.8%
AIR MILES reward miles issued	3,246,553	3,741,834	495,281	15.3%
AIR MILES reward miles redeemed	2,023,218	2,456,932	433,714	21.4%

(1)	Operating expenses excludes depreciation, amortization and stock compensation expense.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue.  Total revenue increased $446.3 million, or 28.7%, to $1,998.7 million for 2006 from $1,552.4 million for 2005. The increase was due to a 40.6% increase in Marketing Services revenue, a 30.3% increase in Credit Services revenue, and a 10.9% increase in Transaction Services revenue, as follows:

•	Marketing Services. Marketing Services revenue increased $245.0 million, or 40.6%, due primarily to growth in the AIR MILES Reward Program and both organic growth and acquisition growth at Epsilon. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $77.2 million related to a 21.4% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $16.7 million primarily due to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs and increased AIR MILES Reward Program promotional spending by certain sponsors for major national programs and campaigns. Changes in the exchange rate of the Canadian dollar accounted for approximately $31.2 million of the AIR MILES Reward Program revenue increase. Database and direct marketing fees revenue increased approximately $125.6 million primarily related to the acquisition of Epsilon businesses, Epsilon Interactive, ICOM, DoubleClick Email Solutions, and CPC.

•	Credit Services. Credit Services revenue increased $169.9 million, or 30.3%, primarily due to a 42.8% increase in securitization income and finance charges, net offset by a decrease in merchant discount fees. Securitization income and finance charges, net increased $173.5 million primarily as a result of a 14.8% increase in our average managed receivables, an increase in collected yield and lower charge-offs. Cost of funds remained flat. The improvement in charge-off rates is a continuation of the benefit that we have received this year as a result of the bankruptcy reform legislation which was enacted during the fourth quarter of 2005, as well as overall higher credit quality. In addition, we had a shift in the mix of fees charged for certain portfolios which resulted in a decrease in merchant discount fees offset by increases in securitization income.

•	Transaction Services. Transaction Services revenue increased $76.2 million, or 10.9%, primarily due to a 10.9% increase in statements generated from our private label and utility services businesses. The private label business increase was the result of a ramp up of clients signed along with solid growth in mature clients. Revenue for utility services was also positively impacted by both an increase in statements generated and additional service offerings to our existing clients.

Operating Expenses.  Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $281.4 million, or 23.4%, to $1,483.4 million for 2006 from $1,202.0 million for 2005. Total adjusted EBITDA margin increased to 25.8% for 2006 from 22.6% for 2005. The increase in adjusted EBITDA margin is due to increases in all of our segments. The EBITDA margin across our segments was positively impacted by corporate overhead as general and administrative costs remained flat between years. We were able to leverage our corporate infrastructure as revenues increased.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $183.7 million, or 36.3%, to $690.0 million for 2006 from $506.2 million for 2005 and adjusted EBITDA margin increased to 18.7% for 2006 from 16.2% for 2005. The increase in adjusted EBITDA margin was due to margin expansion in our Epsilon and AIR MILES businesses, and margin contribution from relative decreases in allocated corporate overhead.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $84.2 million, or 21.1%, to $483.1 million for 2006 from $398.9 million for 2005, and adjusted EBITDA margin increased to 33.9% for 2006 from 28.9% for 2005. The increased margin is the result of favorable revenue trends including an increase in our average managed receivables, an increase in collected yield and lower charge-offs, and margin contribution from relative decreases in allocated corporate overhead.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $58.3 million, or 9.6%, to $668.1 million for 2006 from $609.8 million for 2005, and adjusted EBITDA margin increased to 13.9% for 2006 from 12.9% for 2005. The increase in adjusted EBITDA margin was the result of increases in revenue driven by a

10.9% increase in statements generated and margin contribution from relative decreases in allocated corporate overhead, offset by margin decrease in our utility services business. The utility services margin was impacted by conversion expenses for our clients.

•	Stock compensation expense. Stock compensation expense increased $28.9 million, or 204.4%, to $43.1 million for 2006 from $14.1 million for 2005. The increase was primarily attributable to our adoption of SFAS No. 123(R) under the modified prospective method. For the year ended December 31, 2005, we would have recorded a total of $36.6 million of stock compensation expense under SFAS No. 123.

•	Depreciation and Amortization. Depreciation and amortization increased $25.3 million, or 25.4%, to $125.0 million for 2006 from $99.7 million for 2005. Amortization of purchased intangibles increased $18.5 million, of which $13.5 million relates to recent business acquisitions and $4.1 million relates to the amortization of premiums associated with the Blair portfolio acquisition completed in November 2005. The increase in depreciation and other amortization of $6.8 million is a result of relatively higher capital expenditures compared to prior years.

Operating Income.  Operating income increased $110.7 million, or 46.8%, to $347.3 million for 2006 from $236.6 million for 2005. Operating income increased primarily from revenue gains and an increase in adjusted EBITDA margins partially offset by an increase in depreciation and amortization and stock compensation expense.

Interest Income.  Interest income increased $2.6 million, or 64.2%, to $6.6 million for 2006 from $4.0 million for 2005 due to higher average balances of our short term cash investments, as well as an increase of the yield earned.

Interest Expense.  Interest expense increased $29.1 million, or 157.3%, to $47.6 million for 2006 from $18.5 million for 2005 due to higher average balances under our credit facilities and certificates of deposit. Interest expense on core debt, which includes the credit facility and senior notes, increased $20.0 million as a result of additional borrowings to fund our stock repurchase program and the acquisitions of ICOM, DoubleClick Email Solutions and CPC and an increase in interest rates from the comparable period in 2005. Interest on certificates of deposit increased $7.3 million due to growth in on-balance sheet receivables which was primarily associated with financing of the Blair portfolio acquisition completed in November 2005.

Provision for Income Taxes.  The provision for income taxes increased $33.3 million to $116.7 million in 2006 from $83.4 million in 2005 primarily due to an increase in taxable income. Our effective tax rate increased to 38.1% in 2006 compared to 37.5% in 2005 primarily as a result of changes in tax legislation in Canada and an increase in certain non-deductible expenses.

Year ended December 31, 2004 compared to the year ended December 31, 2005

	Year Ended December 31,		Growth
	2004	2005	$	%
	(In thousands, except percentages)

Revenue:
Marketing Services	$375,630	$604,145	$228,515	60.8%
Credit Services	513,988	561,413	47,425	9.2
Transaction Services	681,736	699,884	18,148	2.7
Other/Eliminations	(313,916)	(313,005)	911	(0.3)

Total	$1,257,438	$1,552,437	$294,999	23.5%

Adjusted EBITDA:
Marketing Services	$56,081	$97,903	$41,822	74.6%
Credit Services	125,718	162,481	36,763	29.2
Transaction Services	97,465	90,074	(7,391)	(7.6)

Total	$279,264	$350,458	$71,194	25.5%

Stock compensation expense:
Marketing Services	$5,256	$4,714	$(542)	(10.3)%
Credit Services	5,256	4,714	(542)	(10.3)
Transaction Services	5,255	4,715	(540)	(10.3)

Total	$15,767	$14,143	$(1,624)	(10.3)%

Depreciation and amortization:
Marketing Services	$21,674	$36,477	$14,803	68.3%
Credit Services	7,938	6,647	(1,291)	(16.3)
Transaction Services	61,786	56,583	(5,203)	(8.4)

Total	$91,398	$99,707	$8,309	9.1%

Operating expenses(1):
Marketing Services	$319,549	$506,242	$186,693	58.4%
Credit Services	388,270	398,932	10,662	2.7
Transaction Services	584,271	609,810	25,539	4.4
Other/Eliminations	(313,916)	(313,005)	911	(0.3)

Total	$978,174	$1,201,979	$223,805	22.9%

Operating income:
Marketing Services	$29,151	$56,712	$27,561	94.5%
Credit Services	112,524	151,120	38,596	34.3
Transaction Services	30,424	28,776	(1,648)	(5.4)

Total	$172,099	$236,608	$64,509	37.5%

Adjusted EBITDA margin(2):
Marketing Services	14.9%	16.2%	1.3%
Credit Services	24.5	28.9	4.4
Transaction Services	14.3	12.9	(1.4)

Total	22.2%	22.6%	0.4%

Segment Operating data:
Statements generated	190,976	190,910	(66)	—
Credit Sales	$6,227,421	$6,582,800	$355,379	5.7%
Average managed receivables	$3,021,800	$3,170,485	$148,685	4.9%
AIR MILES reward miles issued	2,834,125	3,246,553	412,428	14.6%
AIR MILES reward miles redeemed	1,782,185	2,023,218	241,033	13.5%

(1)	Operating expenses excludes depreciation, amortization and stock compensation expense.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue.  Total revenue increased $295.0 million, or 23.5%, to $1,552.4 million for 2005 from $1,257.4 million for 2004. The increase was due to a 60.8% increase in Marketing Services revenue, a 9.2% increase in Credit Services revenue and a 2.7% increase in Transaction Services revenue as follows:

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

Operating Income.  Operating income increased $64.5 million, or 37.5%, to $236.6 million for 2005 from $172.1 million for 2004. Operating income increased primarily from revenue gains and an increase in adjusted EBITDA margins partially offset by an increase in depreciation and amortization expense.

Interest Income.  Interest income increased $1.4 million, or 57.3%, to $4.0 million for 2005 from $2.6 million for 2004 due to higher average balances of our investments, as well as an increase of the yield earned on the investments.

Interest Expense.  Interest expense increased $9.0 million, or 94.2%, to $18.5 million for 2005 from $9.5 million for 2004 due to higher average balances under our credit facilities and certificates of deposit.

Provision for Income Taxes.  The provision for income taxes increased $21.5 million to $83.4 million in 2005 from $61.9 million in 2004 primarily due to an increase in taxable income. The effective rate remained relatively flat, decreasing to 37.5% in 2005 from 37.7% in 2004.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the average age of our various private label credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our private label credit card portfolio affects the stability of delinquency and loss rates of the portfolio. We continue to focus resources on refining our credit underwriting standards for new accounts and on collections and post charge-off recovery efforts to minimize net losses.

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2006, 58.3% of securitized accounts with balances and 61.4% of securitized receivables were for accounts with origination dates greater than 24 months old. As of December 31, 2006, our allowance for doubtful accounts related to on-balance sheet private label credit card receivables was $45.9 million compared to $38.4 million as of December 31, 2005.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	December 31,	% of	December 31,	% of
	2005	Total	2006	Total
	(In thousands, except percentages)

Receivables outstanding	$3,714,548	100%	$4,171,262	100%
Receivables balances contractually delinquent:
31 to 60 days	59,018	1.6%	62,221	1.5%
61 to 90 days	35,342	1.0	40,929	1.0
91 or more days	69,343	1.9	88,078	2.1

Total	$163,703	4.4%	$191,228	4.6%

Net Charge-Offs.  Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. The following table presents our net charge-offs for the periods indicated on a managed basis. Average managed receivables represents the average balance of the cardholder receivables, excluding those for which we do not bear the risk of loss, at the beginning of each month in the year indicated.

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except percentages)

Average managed receivables	$3,021,800	$3,170,485	$3,640,057
Net charge-offs	205,454	207,397	180,449
Net charge-offs as a percentage of average managed receivables	6.8%	6.5%	5.0%

We believe, consistent with our statistical models and other credit analyses, that our net charge-off ratio will continue to fluctuate.

Age of Portfolio.  The median age of the portfolio is approximately 36 months. The following table sets forth, as of December 31, 2006, the number of securitized accounts with balances and the related balances outstanding, based upon the age of the securitized accounts:

				Percentage
	Number of	Percentage of	Balances	of Balances
Age Since Origination	Accounts	Accounts	Outstanding	Outstanding
	(In thousands, except percentages)

0-12 Months	3,317	27.4%	$962,541	25.1%
13-24 Months	1,727	14.3	518,201	13.5
25-36 Months	1,324	10.9	409,487	10.7
37-48 Months	1,128	9.3	356,178	9.3
49-60 Months	900	7.4	295,222	7.7
Over 60 Months	3,717	30.7	1,290,770	33.7

Total	12,113	100.0%	$3,832,399	100.0%

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

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash provided by operating activities before changes in credit card portfolio activity and merchant settlement activity	$259,572	$293,863	$376,847
Net change in credit card portfolio activity	71,121	(186,419)	80,890
Net change in merchant settlement activity	17,936	1,637	11,043

Cash provided by operating activities	$348,629	$109,081	$468,780

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

We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $376.8 million for the year ended December 31, 2006 compared to $293.9 million for the comparable period in 2005 or a 28.2% increase. The increase in operating cash flows before changes in credit card portfolio activity and merchant settlement activity is primarily related to our increased earnings. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities.  We utilized cash flow from investing activities of $543.0 million for the year ended December 31, 2006 compared to $331.0 million for the comparable period in 2005. Significant components of investing activities are as follows:

•	Acquisitions. During the year ended December 31, 2006, cash used in investing activities included payments for acquired businesses totaling $205.6 million compared to $140.9 million in 2005, net of cash acquired. In 2006 we acquired four businesses, which included DoubleClick Email Solutions, ICOM, Big Designs, and CPC Associates, all of which complemented and expanded our Marketing Services business. In 2005 we acquired Atrana and Epsilon Interactive.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of December 31, 2006, we had over $3.8 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization and credit card receivable activity utilized $236.5 million for the year ended December 31, 2006 compared to $107.8 million in 2005. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the year ended December 31, 2006 were $100.4 million compared to $65.9 million for the prior year. Capital expenditures for 2006 increased in support of systems development work for new client implementations and contracts added during the year along with information technology infrastructure enhancements. We anticipate that capital expenditures will continue to remain at approximately 5% of annual revenues for the foreseeable future.

Financing Activities.  Our cash flows provided by financing activities were $112.3 million in 2006 compared to $278.6 million provided by financing activities in 2005. Our financing activities for 2006 relate to borrowings and repayments of debt in the normal course of business and related business acquisitions, an increase in the repayment of certificates of deposit as we utilized proceeds from our credit card portfolio activity to reduce the balance of our certificates of deposit and $146.0 million for the repurchase of our common stock on the open market, and proceeds from the exercise of stock options.

Liquidity Sources.  In addition to cash generated by operating activities, we have four main sources of liquidity: our securitization program; certificates of deposit issued by World Financial Network National Bank; our credit facilities and senior notes; and issuances of equity securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet current and anticipated financing requirements during the next 12 months.

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

					2011
	2007	2008	2009	2010	& Thereafter	Total
	(In thousands)

Public notes	$600,000	$600,000	$500,000	$—	$950,000	$2,650,000
Private conduits(1)	1,085,714	—	—	—	—	1,085,714

Total	$1,685,714	$600,000	$500,000	$—	$950,000	$3,735,714

(1)	Represents borrowing capacity, not outstanding borrowings.

As of December 31, 2006, the WFN Trusts had over $3.8 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year. Accordingly, at December 31, 2006 the WFN Trusts typically have their highest balance of credit enhancement assets as a result of the increased balances during the holiday season. We intend to utilize our securitization program for the foreseeable future.

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

Certificates of Deposit.  We utilize certificates of deposit to finance the operating activities and fund the securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 4.3% to 6.0%. As of December 31, 2006, we had $299.0 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities.  At the beginning of 2006, we maintained three credit agreements with aggregate revolving lending commitments of $515.0 million with the capability to increase such commitments up to $550.0 million as follows:

•	3-year credit agreement — revolving lending commitments of $250.0 million and a maturity date of April 3, 2008;

•	364-day credit agreement — revolving lending commitments of $230.0 million and a maturity date of April 6, 2006; and

•	Canadian credit agreement — revolving lending commitments of $35.0 million and a maturity date of April 3, 2008.

During January 2006, we entered into an additional credit facility to increase our borrowing capacity by $300.0 million. This credit facility included usual and customary negative covenants for credit facilities of this type. On January 5, 2006, we borrowed $300.0 million under this credit facility, which we used for general corporate purposes, including other debt repayment, repurchases of our common stock in connection with our stock repurchase program, mergers and acquisitions, and capital expenditures. We paid in full the $300.0 million credit facility on May 16, 2006 with a portion of the proceeds from the senior notes and permitted such credit facility to terminate pursuant to its terms on its scheduled maturity date, June 30, 2006.

On April 6, 2006, we amended our 364-day credit agreement to extend the maturity date from April 6, 2006 to April 5, 2007.

Advances under these four credit facilities were in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuated based upon the higher of (1) the interest rate announced by the administrative agent as its “prime rate” and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuated based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the ratio of total debt under these credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities were secured by guarantees, pledges of ownership interests of certain of our subsidiaries and pledges of certain intercompany promissory notes.

On September 29, 2006, we entered into a credit agreement to provide for a $540.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans (the “2006 credit facility”). Additionally, the 2006 credit facility includes an uncommitted accordion feature of up to $210.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. The lending commitments under the 2006 credit facility are scheduled to terminate September 29, 2011. The 2006 credit facility is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the 2006 facility.

We borrowed approximately $79.0 million under the 2006 credit facility at closing for general corporate purposes and to pay off and terminate the 3-year credit agreement, the 364-day credit agreement and the Canadian credit agreement.

Advances under the 2006 credit facility are in the form of either base rate loans or eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate and (2) the Federal funds rate plus 0.5%, in either case with no additional margin. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate for Canadian dollar loans and (2) the CDOR rate plus 1%, in either case with no additional margin. The interest rate for eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the our Senior Leverage Ratio as defined in the 2006 credit facility.

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

The 2006 credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, change of control, material money judgments and failure to maintain subsidiary guarantees.

We utilize our 2006 credit facility, senior notes and excess cash flows from operations to support our acquisition strategy and to fund working capital, our stock repurchase program and capital expenditures. We were in compliance with our covenants under our 2006 credit facility and senior notes at December 31, 2006.

On January 24, 2007, we entered into a credit facility which provides for loans in a maximum amount of $400.0 million, or the bridge loan. At the closing of the bridge loan, we borrowed $300.0 million for general corporate purposes including the repayment of debt and the financing of permitted acquisitions. The bridge loan includes an uncommitted accordion feature of up to $100.0 million allowing for future borrowings, subject to certain conditions. The bridge loan is scheduled to mature July 24, 2007. The bridge loan is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the bridge loan.

Advances under the bridge loan are in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate and (2) the Federal funds rate plus 0.5%, in either case with no additional margin. The interest rate for eurodollar loans fluctuates based on the London interbank offered rate plus a margin of 0.6% to 1.2% based upon our Senior Leverage Ratio as defined in the bridge loan. On January 24, 2007, we paid an arrangement fee of $250,000 for the bridge loan.

The bridge loan contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability, and in certain instances, our subsidiaries’ ability, to consolidate or merge; substantially change the nature of our business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends and repurchase stock; and make investments. The negative covenants are subject to certain exceptions, as specified in the bridge loan. The bridge loan also requires us to satisfy certain financial covenants, including maximum ratios of Total Capitalization and Senior Leverage as determined in accordance with the bridge loan and a minimum ratio of Consolidated Operating EBITDA to Consolidated Interest Expense as determined in accordance with the bridge loan.

The bridge loan must be prepaid prior to the scheduled maturity date if we or any of our subsidiaries issues any debt or equity securities, subject to certain exceptions.

The bridge loan also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control, material money judgments and failure to maintain subsidiary guarantees.

Senior Notes.  On May 16, 2006, we entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The proceeds were used to retire the $300.0 million credit agreement, to repay other debt and for general corporate purposes.

The Series A and Series B Notes accrue interest on the outstanding balance thereof at the rate of 6.00% and 6.14% per annum, respectively payable semiannually, on May 16 and November 16 of each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type. The senior notes are unsecured. The payment obligations under the senior notes are guaranteed by certain of our existing and future subsidiaries. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the senior notes.

At December 31, 2006, we had borrowings of $225.0 million outstanding under our 2006 credit facility (with a weighted average interest rate of 6.4%), $500.0 million aggregate principal amount outstanding under our senior notes, $2.0 million of standby letters of credit outstanding, and we had available unused borrowing capacity of approximately $313.0 million. The 2006 credit facility limits our aggregate outstanding letters of credit to $50.0 million.

Repurchase of Equity Securities.  During 2005, we repurchased approximately 3.9 million shares of our common stock for an aggregate amount of $148.8 million and during 2006, we repurchased approximately 2.9 million shares of our common stock for an aggregate amount of $146.0 million. We have authorization from our Board of Directors to purchase an additional $605.2 million of our common stock through 2008 and expect to finance the repurchase program with borrowings under our 2006 credit facility. Debt covenants in the 2006 credit facility restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year was $200.0 million beginning with 2006, increasing to $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the credit facilities.

Contractual Obligations.  The following table highlights, as of December 31, 2006, our contractual obligations and commitments to make future payments by type and period:

	2007	2008 & 2009	2010 & 2011	2012 & Thereafter	Total(1)
	(In thousands)

Certificates of deposit(2)	$299,417	$4,320	$—	$—	$303,737
Credit facilities(2)	14,564	29,128	250,402	—	294,094
Senior Notes(2)	30,350	301,325	271,106	—	602,781
Operating leases	42,536	60,333	33,793	63,527	200,189
Capital leases	9,149	10,820	2,683	—	22,652
Software licenses	10,393	389	—	—	10,782
Purchase obligations(3)	93,856	56,055	12,779	—	162,690

	$500,265	$462,370	$570,763	$63,527	$1,596,925

(1)	The table does not include an estimate for income taxes that we are required to pay, but are not required to include above.

(2)	The certificates of deposit and credit facilities represent our estimated debt service obligations, including both principle and interest. Interest was based on the interest rates in effect as of December 31, 2006, applied to the contractual repayment period.

(3)	Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

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

Portions of our business are seasonal.  Our revenues and earnings are favorably affected by increased consumer spending patterns leading up to and including holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as credit card balances are paid down.

Regulatory Matters

World Financial Network National Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, or OCC. World Financial Capital Bank is subject to regulatory capital requirements administered by both the Federal Deposit Insurance Corporation, or FDIC, and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under the FDIC’s order approving World Financial Capital Bank’s application for deposit insurance, World Financial Capital Bank must meet specific capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses. If World Financial Capital Bank fails to meet the terms of the FDIC’s order, the FDIC may withdraw insurance coverage from World Financial Capital Bank, and the State of Utah may withdraw its approval of World Financial Capital Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, World Financial Network National Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. World Financial Network National Bank is limited in the amounts that it can dividend to us.

Quantitative measures established by regulations to ensure capital adequacy require World Financial Network National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, World Financial Network National Bank is considered well capitalized. As of December 31, 2006, World Financial Network National Bank’s Tier 1 capital ratio was 37.3%, total capital ratio was 39.1% and leverage ratio was 59.1%, and World Financial Network National Bank was not subject to a capital directive order. On April 22, 2005, World Financial Capital Bank received non-disapproval notification for a modification of the original three-year business plan. The letter of non-disapproval was issued jointly by the State of Utah and the FDIC. World Financial Capital Bank, under the terms of the letter, must maintain Total Risk-Based Capital equal to or exceeding 10% of total risk-based assets and must maintain Tier 1 capital to total assets ratio of not less than 16%. Both capital ratios were maintained at or above the indicated levels until the end of the bank’s de novo period on November 30, 2006.

As part of an acquisition in 2003 by World Financial Network National Bank, which required approval by the OCC, the OCC required World Financial Network National Bank to enter into an operating agreement with the OCC and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. This operating agreement has not required any changes in World

Financial Network National Bank’s operations. The capital adequacy and liquidity maintenance agreement memorializes our current obligations to World Financial Network National Bank.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be a reduction to retained earnings of approximately $6.0 million to $10.0 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value as well as a fair value hierarchy that prioritizes the information used to develop the assumptions, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The standard is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement plans” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The standard is effective for the Company as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk.  Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $202.8 million for 2006, which includes both on-and off-balance sheet transactions. Of this total, $47.6 million of the interest expense for 2006 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2006, we had $4.6 billion of debt, including $3.6 billion of off-balance sheet debt from our securitization program.

	As of December 31, 2006
	Fixed rate	Variable rate	Total
	(In millions)

Off-balance sheet	$2,650.0	$929.2	$3,579.2
On-balance sheet	694.3	350.1	1,044.4

	$3,344.3	$1,279.3	$4,623.6

•	At December 31, 2006, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.7% through interest rate swap agreements. Additionally, our variable rate off-balance sheet debt has variable rate credit cards that are at least equal to that amount.

•	At December 31, 2006, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 5.7%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2006, a 1.0% increase in interest rates would have resulted in an annual decrease to pretax income of approximately $8.5 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

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

Foreign Currency Exchange Rate Risk.  We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 1% increase in the Canadian exchange rate would have resulted in an increase in pretax income of $0.8 million. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pretax income.

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

A 1% increase in the cost of redemptions would have resulted in a decrease in pretax income of $2.6 million. Conversely, a corresponding decrease in the cost of redemptions would result in a comparable increase to pretax income.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2006 did not include the internal controls of ICOM, DoubleClick Email Solutions, or CPC because of the timing of these acquisitions, which were completed in February 2006, April 2006 and October 2006, respectively. As of December 31, 2006, these entities constituted $254.5 million of total assets, $96.4 million of revenues and $6.5 million of net income for the year then ended.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2006.

During the fourth quarter of 2006, we completed the process of converting ICOM’S and CPC’s legacy general ledger platform to the platform utilized by our business units. There have been no other changes in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-3.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

Item 11.	Executive Compensation

Incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedule

(3) The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holdings LLC (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).
2.2	First Amendment to Agreement and Plan of Merger, dated as of October 8, 2004, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Everest Nivole, Inc., The Relizon e-CRM Company and Relizon Holdings, LLC (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed with the SEC on October 29, 2004, File No. 0001-15749).

Exhibit
No.	Description

2.3	Purchase Agreement, dated as of December 22, 2006, by and among DoubleClick Inc., Alliance Data Systems Corporation and Alliance Data FHC, Inc. (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on December 28, 2006, File No. 0001-15749).
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1	Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.2	Commercial Lease Agreement by and between Waterview Parkway L.P. and ADS Alliance Data Systems, Inc., dated July 16, 1997 (incorporated by reference to Exhibit No. 10.22 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.3	Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997 and amended June 19, 1997 and January 15, 1998 (incorporated by reference to Exhibit No. 10.15 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.4	Amendments of April 14, 2000, January 17, 2001, and June 12, 2002 to lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada Inc. dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.12 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
10.5	Amendment, dated September 27, 2002, to Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada, Inc., dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.5 to our Annual Report on Form 10-K, filed with the SEC on March 3, 2006).
10.6	Amendment, dated February 18, 2005, to Lease between YCC Limited and London Life Insurance Company and Loyalty Management Group Canada, Inc., dated May 28, 1997, as amended (incorporated by reference to Exhibit No. 10.6 to our Annual Report on Form 10-K, filed with the SEC on March 3, 2006, File No. 001-15749).
10.7	Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.8	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.9	Fourth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 1, 2000 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

Exhibit
No.		Description

10.10		Fifth Amendment to Lease Agreement by and between Partners at Brooksedge and ADS Alliance Data Systems, Inc., dated June 30, 2001 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).
10.11		Indenture of Lease by and between OTR and ADS Alliance Data Systems, Inc., dated as of February 1, 2002, as amended (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
10.12		Lease Agreement by and between Petula Associates, Ltd. and Compass International Services, dated August 28, 1998, as amended (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.13		Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).
10.14		Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).
10.15		Sublease by and between SonicNet, Inc. and Bigfoot Interactive, Inc., dated as of March 2003 (incorporated by reference to Exhibit No. 10.15 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).
10.16		Lease Agreement by and between TM Park Avenue, LLC and Epsilon Interactive, LLC, dated February 10, 2006 (incorporated by reference to Exhibit No. 10.16 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).
10.17		Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 31, 2005 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).
*10	.18	Lease between 592423 Ontario Inc. and Loyalty Management Group Canada, Inc., dated November 14, 2005, to commence on September 17, 2007.
10.19		Lease Agreement by and between Morrison Taylor, Ltd. and ADS Alliance Data Systems, Inc. dated July 1, 1997, and amended June 18, 1998 (incorporated by reference to Exhibit No. 10.21 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
*10	.20	Lease Agreement by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated August 25, 2006.
10.21		Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
+10	.22	Alliance Data Systems Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.23 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).
+10	.23	Alliance Data Systems Corporation Executive Annual Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.24	Alliance Data Systems Corporation 2005 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2005, File No. 001-15749).
+10	.25	Alliance Data Systems Corporation 2006 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.28 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).
*+10	.26	Alliance Data Systems Corporation 2007 Incentive Compensation Plan.

Exhibit
No.		Description

+10	.27	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
+10	.28	Form of Alliance Data Systems Corporation Incentive Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
+10	.29	Form of Alliance Data Systems Corporation Non-Qualified Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.36 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
+10	.30	Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit C to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.31	Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).
+10	.32	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).
+10	.33	Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).
+10	.34	Form of Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).
+10	.35	Form of Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2006 grant), as amended (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2006, File No. 001-15749).
+10	.36	Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).
+10	.37	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).
+10	.38	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2006, File No. 001-15749).
+10	.39	Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).
+10	.40	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).
+10	.41	Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 20, 2001, File No. 333-65556).
+10	.42	Amendment, dated February 4, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

Exhibit
No.		Description

+10	.43	Amendment No. 2, dated April 7, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
+10	.44	Amendment No. 3, dated May 8, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).
+10	.45	Amendment No. 4, dated June 9, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.32 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.46	Amendment No. 5, dated September 29, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.33 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.47	Amendment No. 6, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.34 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.48	Amendment No. 7, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.49	Amendment No. 8, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.36 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).
+10	.50	Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
+10	.51	Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.52		Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).
10.53		Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).
10.54		Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and August 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of world financial network credit card master trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.55		Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

Exhibit
No.	Description

10.56	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.57	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).
10.58	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.59	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).
10.60	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.61	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.62	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).
10.63	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company, as supplemented by the Series 2001-A Indenture Supplement, the Series 2002-A Indenture Supplement, the Series 2002-VFN Supplement (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).
10.64	Series 2003-A Indenture Supplement, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust filed with the SEC on August 28, 2003, File No. 333-60418-01).
10.65	Series 2004-A Indenture Supplement, dated as of May 19, 2004 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004, File Nos. 333-60418, 333-60418-01 and 333- 113669).

Exhibit
No.	Description

10.66	Series 2004-B Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.67	Series 2004-C Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).
10.68	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).
10.69	Issuance Supplement to Series 2003-A Indenture Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 of the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Trust on August 28, 2003, File No. 333-60418-01).
10.70	Credit Agreement (3-Year), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.71	First Amendment to Credit Agreement (3-Year), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.72	Second Amendment to Credit Agreement (3-Year), dated as of April 7, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).
10.73	Third Amendment to Credit Agreement (3-Year), dated as of October 28, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).
10.74	Fourth Amendment to Credit Agreement (3-Year), dated as of December 21, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).
10.75	Credit Agreement (364-Day), dated as of April 10, 2003, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).

Exhibit
No.	Description

10.76	First Amendment to Credit Agreement (364-Day) dated as of April 8, 2004, by and among Alliance Data Systems Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004, File No. 001-15749).
10.77	Second Amendment to Credit Agreement (364-Day), dated as of October 21, 2004, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.78	Third Amendment to Credit Agreement (364-Day), dated as of April 7, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris Trust and Savings Bank, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).
10.79	Fourth Amendment to Credit Agreement (364-Day), dated as of October 28, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).
10.80	Fifth Amendment to Credit Agreement (364-Day), dated as of December 21, 2005, by and among Alliance Data Systems Corporation, the Guarantor party thereto, the Banks party thereto, and Harris N.A., as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).
10.81	Sixth Amendment to Credit Agreement (364-Day), dated as of April 6, 2006, by and among Alliance Data Systems Corporation, the Guarantors party thereto, the Banks party thereto, and Harris N.A, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2006, File No. 001-15749).
10.82	Credit Agreement (Canadian), dated as of April 10, 2003, by and among Loyalty Management Group Canada Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
10.83	First Amendment to Credit Agreement (Canadian), dated as of October 21, 2004, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2004, File No. 001-15749).
10.84	Second Amendment to Credit Agreement (Canadian), dated as of April 7, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit No. 99.3 to our Current Report on Form 8-K filed with the SEC on April 13, 2005, File No. 001-15749).
10.85	Third Amendment to Credit Agreement (Canadian), dated as of October 28, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris N.A., as Administrative Agent (incorporated by reference to Exhibit No. 99.3 to our Current Report on Form 8-K filed with the SEC on October 31, 2005, File No. 001-15749).

Exhibit
No.		Description

10.86		Fourth Amendment to Credit Agreement (Canadian), dated as of December 21, 2005, by and among Loyalty Management Group Canada Inc., the Guarantors party thereto, the Banks party thereto, Bank of Montreal, as Letter of Credit Issuer, and Harris N.A., as Administrative Agent (incorporated by reference to Exhibit No. 99.3 to our Current Report on Form 8-K filed with the SEC on December 27, 2005, File No. 001-15749).
10.87		Credit Agreement, dated as of January 3, 2006, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., as Guarantor, the Banks party thereto, and Harris N.A., as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
10.88		First Amendment to Pledge Agreement, dated as of January 3, 2006, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc. and Harris N.A. (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
10.89		First Amendment to Intercreditor and Collateral Agency Agreement, dated as of January 3, 2006, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc., Harris N.A. and the other parties thereto (incorporated by reference to Exhibit No. 99.3 to our Current Report on Form 8-K filed with the SEC on January 9, 2006, File No. 001-15749).
10.90		Note Purchase Agreement, dated as of May 1, 2006, by and among Alliance Data Systems Corporation and the Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).
10.91		Subsidiary Guaranty, dated as of May 1, 2006, by ADS Alliance Data Systems, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).
10.92		Credit Agreement, dated as of September 29, 2006, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto, as Guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Sole Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).
10.93		Joinder to Subsidiary Guaranty, dated as of September 29, 2006, by each of Epsilon Marketing Services, LLC, Epsilon Data Marketing, LLC and Alliance Data Foreign Holdings, Inc. in favor of the holders from time to time of the Senior Notes issued under the Note Purchase Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).
10.94		Credit Agreement, dated as of January 24, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2007, File No. 001-15749).
+10	.95	Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Daniel P. Finkelman, Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Transient C. Taylor, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).
+10	.96	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

Exhibit
No.		Description

10.97		Stockholders Agreement, dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit No. 10.14 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
10.98		First Amendment, dated as of April 9, 2003, to Stockholders Agreement, dated as of June 12, 2001, among Alliance Data Systems Corporation, Limited Commerce Corp., Welsh, Carson, Anderson, and Stowe VI, L.P., Welsh, Carson, Anderson & Stowe VII, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., WCAS Capital Partners II, L.P., and WCAS Capital Partners III, L.P. (incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on April 16, 2003, File No. 333-104314).
*+10	.99	Form of Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2007 grant).
*+10	.100	Form of Agreement for 2007 Special Award under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.
*+10	.101	Form of Canadian Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.
*+10	.102	Form of Canadian Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.
*+10	.103	Form of Canadian Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2007 grant).
*+10	.104	Form of Canadian Agreement for 2007 Special Award under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.
*21		Subsidiaries of the Registrant.
*23	.1	Consent of Deloitte & Touche LLP.
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Alliance Data Systems Corporation

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2006, the Company changed its method of accounting for employee stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in our report dated February 26, 2007, management excluded from their assessment the internal control over financial reporting of iCom Information & Communications, Inc. (“ICOM”), DoubleClick Email Solutions and CPC Associates, Inc. (“CPC”) which were acquired in February, April and October, 2006, respectively; accordingly, our audit of the Company’s internal control over financial reporting did not include the internal control over financial reporting at ICOM, DoubleClick Email Solutions, or CPC.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Alliance Data Systems Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance Data Systems Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at iCom Information & Communication, Inc. (“ICOM”), DoubleClick Email Solutions and CPC Associates, Inc. (“CPC”) which were acquired in February, April and October, 2006, respectively, and whose collective financial statements reflect total assets and revenues constituting seven and five percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at ICOM, DoubleClick Email Solutions or CPC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007, expressed an unqualified opinion and includes an explanatory paragraph regarding the Company’s change in its method of accounting for employee stock-based compensation; on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 26, 2007

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)

Revenues
Transaction	$592,019	$616,589	$660,305
Redemption	226,726	275,840	352,801
Securitization income and finance charges, net	355,912	405,868	579,742
Database marketing fees and direct marketing services	52,830	194,775	319,704
Other revenue	29,951	59,365	86,190

Total revenue	1,257,438	1,552,437	1,998,742
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	916,201	1,124,590	1,434,620
General and administrative	77,740	91,532	91,815
Depreciation and other amortization	62,586	58,565	65,443
Amortization of purchased intangibles	28,812	41,142	59,597

Total operating expenses	1,085,339	1,315,829	1,651,475

Operating income	172,099	236,608	347,267
Fair value loss on interest rate derivative	808	—	—
Interest income	(2,554)	(4,017)	(6,595)
Interest expense	9,526	18,499	47,593

Income before income taxes	164,319	222,126	306,269
Provision for income taxes	61,948	83,381	116,664

Net income	$102,371	$138,745	$189,605

Net income per share:
Basic	$1.27	$1.69	$2.38

Diluted	$1.22	$1.64	$2.32

Weighted average shares:
Basic	80,614	82,208	79,735

Diluted	84,040	84,637	81,686

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands, except
	per share amounts)

ASSETS
Cash and cash equivalents	$143,213	$180,075
Due from card associations	58,416	108,671
Trade receivables, less allowance for doubtful accounts ($2,079 and $5,325 at December 31, 2005 and 2006, respectively)	203,883	271,563
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($38,415 and $45,919 at December 31, 2005 and 2006, respectively)	479,108	569,389
Deferred tax asset, net	70,221	88,722
Other current assets	87,612	91,555

Total current assets	1,042,453	1,309,975
Redemption settlement assets, restricted	260,963	260,957
Property and equipment, net	162,972	208,327
Due from securitizations	271,256	325,457
Intangible assets, net	265,000	263,934
Goodwill	858,470	969,971
Other non-current assets	64,968	65,394

Total assets	$2,926,082	$3,404,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$67,384	$112,582
Accrued expenses	198,707	201,904
Merchant settlement obligations	127,038	188,336
Certificates of deposit	342,600	294,800
Credit facilities and other debt, current	235,843	7,902
Other current liabilities	76,999	72,196

Total current liabilities	1,048,571	877,720
Deferred tax liability, net	62,847	44,234
Deferred revenue (Note 9)	610,533	651,506
Certificates of deposit	36,500	4,200
Long-term and other debt	222,001	737,475
Other liabilities	24,523	17,347

Total liabilities	2,004,975	2,332,482
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 84,765 shares and 86,872 shares at December 31, 2005 and 2006, respectively	848	869
Unearned compensation	(14,504)	—
Additional paid-in capital	743,545	834,680
Treasury stock, at cost, 4,360 shares and 7,218 shares at December 31, 2005 and 2006, respectively)	(154,952)	(300,950)
Retained earnings	338,081	527,686
Accumulated other comprehensive income	8,089	9,248

Total stockholders’ equity	921,107	1,071,533

Total liabilities and stockholders’ equity	$2,926,082	$3,404,015

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Additional			Accumulated Other
	Common Stock		Unearned	Paid-In			Comprehensive	Total Stockholders’
	Shares	Amount	Compensation	Capital	Treasury Stock	Retained Earnings	Income (Loss)	Equity

January 1, 2004	80,043	800	—	611,550	(6,151)	96,965	(833)	702,331
Net income						102,371		102,371
Other comprehensive income, net of tax:
Reclassifications into earnings							482	482
Net unrealized loss on securities available-for-sale							(144)	(144)
Foreign currency translation adjustments							4,965	4,965

Other comprehensive income							5,303

Total comprehensive income
Issuance of restricted stock	491	5	(7,739)	22,461				14,727
Other common stock issued, including income tax benefits	2,231	23		45,765				45,788

December 31, 2004	82,765	828	(7,739)	679,776	(6,151)	199,336	4,470	870,520
Net income						138,745		138,745
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale							414	414
Foreign currency translation adjustments							3,205	3,205

Other comprehensive income							3,619

Total comprehensive income
Amortization of unearned compensation			6,546					6,546
Purchase of treasury shares					(148,801)			(148,801)
Issuance of restricted stock	471	5	(13,311)	20,903				7,597
Other common stock issued, including income tax benefits	1,529	15		42,866				42,881

December 31, 2005	84,765	848	(14,504)	743,545	(154,952)	338,081	8,089	921,107
Net income						189,605		189,605
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale							1,880	1,880
Foreign currency translation adjustments							(721)	(721)

Other comprehensive income							1,159

Reversal of unearned compensation upon adoption of SFAS No. 123(R)			14,504	(14,504)				—
Stock compensation expense				43,053				43,053
Purchase of treasury shares					(145,998)			(145,998)
Other common stock issued, including income tax benefits	2,107	21		62,586				62,607

December 31, 2006	86,872	$869	$—	$834,680	$(300,950)	$527,686	$9,248	$1,071,533

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,371	$138,745	$189,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,398	99,707	125,040
Deferred income taxes	31,154	(13,475)	(27,772)
Provision for doubtful accounts	2,487	22,055	38,141
Non-cash stock compensation	15,767	14,143	43,053
Fair value gain on interest-only strip	(6,553)	(23,300)	(19,470)
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(602)	(37,592)	(50,947)
Change in merchant settlement activity	17,936	1,637	11,043
Change in other assets	(3,240)	(8,619)	(3,282)
Change in accounts payable and accrued expenses	(7,394)	42,757	57,084
Change in deferred revenue	30,827	43,288	43,353
Change in other liabilities	(17,831)	743	(8,728)
Purchase of credit card receivables	(34,417)	(186,419)	(73,555)
Proceeds from sale of credit card receivable portfolios	105,538	—	154,445
Tax benefit of stock option exercises	11,209	13,648	—
Excess tax benefits from stock-based compensation	—	—	(17,521)
Other	9,979	1,763	8,291

Net cash provided by operating activities	348,629	109,081	468,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(10,464)	(10,983)	(396)
Payments for acquired businesses, net of cash acquired	(329,493)	(140,901)	(205,567)
Net increase in seller’s interest and credit card receivables	(48,441)	(106,785)	(203,764)
Change in due from securitizations	40,181	(1,005)	(32,698)
Capital expenditures	(48,329)	(65,900)	(100,352)
Other	(3,313)	(5,377)	(195)

Net cash used in investing activities	(399,859)	(330,951)	(542,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	770,388	1,272,260	3,629,869
Repayment of borrowings	(627,037)	(1,155,735)	(3,345,869)
Certificates of deposit issuances	90,600	379,100	336,300
Repayments of certificates of deposit	(196,300)	(94,700)	(416,400)
Payment of capital lease obligations	(5,810)	(6,409)	(7,935)
Excess tax benefits from stock-based compensation	—	—	17,521
Proceeds from issuance of common stock	34,528	29,106	48,831
Purchase of treasury shares	—	(145,043)	(145,998)
Other	—	—	(4,049)

Net cash provided by financing activities	66,369	278,579	112,270

Effect of exchange rate changes on cash and cash equivalents	1,525	2,095	(1,216)

Change in cash and cash equivalents	16,664	58,804	36,862
Cash and cash equivalents at beginning of year	67,745	84,409	143,213

Cash and cash equivalents at end of year	$84,409	$143,213	$180,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,274	$16,423	$40,628

Income taxes paid, net of refunds	$21,094	$58,237	$141,935

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business — Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”) is a leading provider of loyalty and marketing solutions derived from transaction rich data. The Company partners with its clients to develop unique insight into consumer behavior. The Company uses that insight to create and manage customized solutions that the Company believes enhances consumer experiences and enable its clients to build stronger, mutually-beneficial relationships with their customers. The Company focuses on facilitating and managing interactions between its clients and their customers through multiple distribution channels including in-store, catalog and on-line. Through the Credit Services and Marketing Services segments, the Company assists its clients in identifying and acquiring new customers and helps to increase the loyalty and profitability of its clients’ existing customers.

The Company operates in three reportable segments: Marketing Services, Credit Services and Transaction Services. Marketing Services provides loyalty programs, such as the AIR MILES® Reward Program, and integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, that includes email marketing campaigns. Credit Services provides private label credit card receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label credit card programs. Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (processing services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated utilities (utility services) and other processing-oriented businesses.

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

Due from Card Associations and Merchant Settlement Obligations — Due from card associations and merchant settlement obligations result from the Company’s merchant services and associated settlement activities. Due from card associations is generated from credit card transactions, such as MasterCard, Visa, American Express, and Discover Card at merchant locations. The Company records corresponding settlement obligations for amounts payable to merchants. These accounts are settled with the respective card association or merchant on different days.

Seller’s Interest and Credit Card Receivables — Credit card receivables are generally securitized immediately or shortly after origination. As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller’s interest. Seller’s interest is carried at fair value and credit card receivables are carried at lower of cost or market less an allowance for doubtful accounts. In its capacity as a servicer of the credit card receivables, the Company receives a servicing fee from the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (“WFN Trusts”). The Company believes that serving fees received represent adequate compensation based on the amount currently demanded by the market place. Additionally, these fees are the same as would fairly compensate a substitute servicer should one be required and, thus, the Company records neither a servicing asset nor servicing liability.

Allowance for Doubtful Accounts — The Company specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in its customer payment terms and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

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

Revenue Recognition

The Company’s policy follows the guidance from SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. SAB No. 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

Transaction — The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed. Included are reimbursements received for “out-of-pocket” expenses.

Database marketing fees and direct marketing services — For maintenance and service programs, revenue is recognized as services are provided. Revenue associated with a new database build is deferred until client acceptance. Upon acceptance, it is then recognized over the term of the related agreement as the services are provided.

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

The fair value of the Service element is based on the estimated fair value of providing the services on a third-party basis. The revenue related to the Service element of the AIR MILES reward miles is initially deferred and amortized over the period of time beginning with the issuance of the AIR MILES reward miles and ending upon their expected redemption (the estimated life of an AIR MILES reward mile, or 42 months). Revenue associated with the Service element is recorded as part of transaction revenue.

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

Securitization income — Securitization income represents gains and losses on securitization of credit card receivables and interest income on seller’s interest and credit card receivables held on the balance sheet less a provision for doubtful accounts of $1.8 million, $20.9 million and $33.8 million for the years ended December 31, 2004, 2005, and 2006, respectively. For the years ended December 31, 2004, 2005 and 2006, the Company recognized $2.0 million, zero and $2.7 million, respectively, in gains, related to the securitization of new credit card receivables accounted for as sales. The Company records gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represents an interest-only (“I/O”) strip, consisting of the excess of finance charges and certain other fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the receivables. The amount initially allocated to the I/O strip at the date of a securitization reflects the allocated original basis of the relative fair values of those interests. The amount recorded for the I/O strip is reduced for distributions on the I/O strip, which the Company receives from the related trust, and is adjusted for changes in the fair value of the I/O strip, which are reflected in other comprehensive income. Because there is not a highly liquid market for these assets, management estimates the fair value of the I/O strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the I/O strip.

In recording and accounting for the I/O strip, management makes assumptions about rates of payments and defaults, which reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults would generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the I/O strip could be permanently impaired and the decline in the fair value would be recorded in earnings.

The Company recognizes the implicit forward contract to sell new receivables during a revolving period at its fair value at the time of sale. The implicit forward contract is entered into at the market rate and thus, its initial measure is zero at inception. In addition, the Company does not mark the forward contract to fair value in accounting periods following the securitization as management has concluded that the fair value of the implicit forward contract in subsequent periods is not material.

Finance charges, net — Finance charges, net of credit losses, represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share
	amounts)

Numerator
Net income available to common stockholders	$102,371	$138,745	$189,605

Denominator
Weighted average shares, basic	80,614	82,208	79,735
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	3,426	2,429	1,951

Denominator for diluted calculation	84,040	84,637	81,686

Basic
Net income per share	$1.27	$1.69	$2.38

Diluted
Net income per share	$1.22	$1.64	$2.32

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

Advertising Costs — The Company participates in various advertising and marketing programs. The cost of advertising and marketing programs are expensed in the period incurred. The Company has recognized advertising expenses of $30.2 million, $39.7 million and $76.7 million for the years ended 2004, 2005 and 2006.

Stock Compensation Expense — Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified prospective method, under which prior periods are

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

The following table sets forth the pro forma amounts of net income and net income per share, for years ended December 31, 2004 and 2005 that would have resulted if the Company had accounted for the stock-based awards under the fair value recognition provisions of SFAS No. 123:

	Year Ended December 31,
	2004	2005
	(In thousands, except per share amounts)

Net income, as reported	$102,371	$138,745
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,249	8,839
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(19,756)	(22,849)

	$92,864	$124,735

Net income per share:
Basic-as reported	$1.27	$1.69
Basic-pro forma	$1.15	$1.52
Diluted-as reported	$1.22	$1.64
Diluted-pro forma	$1.11	$1.47

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

Recently Issued Accounting Standards — In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS No. 156 addresses the recognition and measurement of separately-recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48 primarily will be a reduction to retained earnings of approximately $6.0 million to $10.0 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value as well as a fair value hierarchy that prioritizes the information used to develop the assumptions, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The standard is effective for fiscal years beginning after November 15, 2007. The Company is currently in process of evaluating the effect of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement plans” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The standard is effective for the Company as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not amend or change the SEC Staff’s previous positions in Staff Accounting Bulletin No. 99, “Materiality,” regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. The Company does expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications — For purposes of comparability, certain prior period amounts have been reclassified to conform with the current year presentation.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	BUSINESS ACQUISITIONS

During the past three years the Company completed the following acquisitions:

Business	Month Acquired	Consideration	Segment

2006:
iCom Information & Communications, Inc.	February 2006	Cash for Assets and Common Stock	Marketing Services
DoubleClick Email Solutions	April 2006	Cash for Assets and Common Stock	Marketing Services
Big Designs, Inc.	August 2006	Cash for Assets	Marketing Services
CPC Associates, Inc.	October 2006	Cash for Common Stock	Marketing Services
2005:
Atrana Solutions, Inc.	May 2005	Cash for Common Stock	Transaction Services
Bigfoot Interactive, Inc.	September 2005	Cash for Equity	Marketing Services
2004:
Epsilon Data Management, Inc.	October 2004	Cash for Common Stock	Marketing Services
Capstone Consulting Partners, Inc.	November 2004	Cash for Common Stock	Transaction Services

2006 Acquisitions:

In February 2006, the Company acquired Toronto-based iCom Information & Communications, Inc. (“ICOM”), a leading provider of targeted list, marketing data and communications solutions for the pharmaceutical, tobacco and fast moving consumer goods industries in North America. Total consideration paid was approximately $36.1 million as of the closing date, including acquisition costs. As a result of this acquisition, the Company acquired $10.8 million of customer contracts, $2.3 million of capitalized software, $13.2 of net assets and $9.8 million of goodwill. The results of operations for ICOM have been included since the date of acquisition and are reflected in our Marketing Services segment.

In April 2006, the Company acquired DoubleClick Email Solutions, a permission-based email marketing service provider, with operations across North America, Europe and Asia/Pacific. Total consideration paid was approximately $91.1 million, including acquisition costs. As a result of this acquisition, the Company acquired approximately $26.8 million of customer contracts, $2.3 million of capitalized software, $0.4 million associated with a non-compete agreement, $6.0 million in net assets and $55.6 million of goodwill. An independent valuation was conducted to assign a fair market value to the intangible assets identified as part of the acquisition. The results of operations for DoubleClick Email Solutions have been included since the date of acquisition and are reflected in our Marketing Services segment.

In August 2006, the Company acquired Big Designs, a design agency that specializes in creative development for both print and on-line media. Total consideration paid was approximately $5.0 million. As a result of this acquisition, the Company acquired approximately $0.7 million of customer contracts, $0.5 million associated with a non-compete agreement, $0.1 of net assets and $3.7 million of goodwill. The results of operations for Big Designs have been included since the date of acquisition and are reflected in our Marketing Services segment.

In October 2006, the Company acquired CPC Associates, Inc. (“CPC”), a provider of data products and services used to increase effectiveness of direct-response marketing programs for a variety of business sectors. Total consideration paid was approximately $72.5 million, including acquisition costs. As a result of this acquisition, the Company acquired approximately $16.8 million of customer contracts, $0.7 million in purchased software, $0.6 million in tradenames, $1.6 million in net assets and $52.9 million in goodwill. An independent valuation was conducted to assign a fair market value to the intangible assets identified as part of

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	BUSINESS ACQUISITIONS — (Continued)

the acquisition. The results of operations for CPC have been included since the date of acquisition and are reflected in our Marketing Services segment.

Pro forma information has not been included for these acquisitions, as the impact is not material.

2005 Acquisitions:

In May 2005, the Company acquired the stock of Atrana Solutions Inc., a provider of point-of-sale technology services. Total consideration paid was approximately $13.1 million. The results of operations for Atrana have been included since the date of acquisition and are reflected in our Transaction Services segment.

On September 30, 2005, the Company acquired Bigfoot Interactive Inc., (“Epsilon Interactive”), a leading full-service provider of strategic ROI-focused email communications and marketing automation solutions. Total consideration paid was approximately $133.5 million. The results of operations for Epsilon Interactive have been included since the date of acquisition and are reflected in our Marketing Services segment. Pro forma information has not been included as the impact is not material.

2004 Acquisitions:

In October 2004, the Company completed the acquisition of Epsilon Data Management, Inc. (“Epsilon”). The results of operations have been included since of the date of acquisition. Epsilon has provided customer management and loyalty solutions for over 35 years. Epsilon utilizes database technologies and analytics to evaluate value, growth and loyalty of its clients’ customers and assists clients in acquiring new customer relationships. The merger consideration consisted of approximately $310.0 million in cash. The base purchase price of $310.0 million was adjusted to $314.5 million as a result of customary post-closing purchase price adjustments and closing costs. Additional closing costs were also paid in 2004.

In November 2004, the Company acquired Capstone Consulting Partners, Inc. (“Capstone”), a provider of management consulting and technical services to the energy industry. Total consideration paid in connection with the acquisition was approximately $11.4 million. In connection with the acquisition, the Company is required to pay the seller additional consideration for exceeding certain revenue targets, as defined in the acquisition agreement. The contingent payment is limited to $15.0 million. As of December 31, 2005, the Company had met the initial threshold and recorded a purchase price adjustment of $15.0 million of which $5.0 million was paid in 2006 and the remaining $10.0 million was paid in January of 2007.

Purchase Price Allocation:

The following table summarizes the purchase price for the acquisitions, and the allocation thereof:

	2004	2005	2006
	(In thousands)

Identifiable intangible assets	$113,980	$31,284	$56,610
Capitalized software	12,400	4,942	5,275
Goodwill	218,622	110,589	122,003
Other net (liabilities) assets	(17,786)	(251)	20,880

Purchase price	$327,216	$146,564	$204,768

4.	REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	REDEMPTION SETTLEMENT ASSETS — (Continued)

certain contractual relationships with sponsors of the AIR MILES Reward Program. These assets are primarily denominated in Canadian dollars. Realized gains and losses from the sale of investment securities were not material. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31, 2005				December 31, 2006
		Unrealized				Unrealized
	Cost	Gains	Losses	Fair value	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash and cash equivalents	$56,651	$—	$—	$56,651	$21,583	$—	$—	$21,583
Government bonds	47,746	162	(194)	47,714	53,017	109	(159)	52,967
Corporate bonds	157,336	107	(845)	156,598	186,262	767	(622)	186,407

Total	$261,733	$269	$(1,039)	$260,963	$260,862	$876	$(781)	$260,957

In accordance with FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2005 and 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

			December 31, 2005
	Less than 12 months		12 Months or Greater		Total
		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Losses	Value	Losses	Fair Value	Losses
	(In thousands)

Government bonds	$23,658	$(194)	$—	$—	$23,658	$(194)
Corporate bonds	80,568	(437)	34,722	(408)	115,290	(845)

Total	$104,226	$(631)	$34,722	$(408)	$138,948	$(1,039)

			December 31, 2006
	Less than 12 months		12 Months or Greater		Total
		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Losses	Value	Losses	Fair Value	Losses
	(In thousands)

Government bonds	$3,465	$(13)	$23,582	$(146)	$27,047	$(159)
Corporate bonds	39,942	(151)	78,298	(471)	118,240	(622)

Total	$43,407	$(164)	$101,880	$(617)	$145,287	$(781)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The unrealized losses on the Company’s investments during 2006 in government and corporate bond securities were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with low probabilities of default. The Company also has the ability to hold the investments until maturity. As of December 31, 2006, the Company does not consider the investments to be other-than-temporarily impaired.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	REDEMPTION SETTLEMENT ASSETS — (Continued)

The net carrying value and estimated fair value of the securities at December 31, 2006 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)

Due in one year or less	$97,353	$97,780
Due after one year through five years	163,509	163,177
Due after five years through ten years	—	—
Due after ten years	—	—

Total	$260,862	$260,957

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2005	2006
	(In thousands)

Software development and conversion costs	$145,022	$154,333
Computer equipment and purchased software	115,248	135,005
Furniture and fixtures	65,850	78,863
Leasehold improvements	58,222	63,528
Capital leases	21,874	33,142
Construction in progress	7,686	10,783

Total	413,902	475,654
Accumulated depreciation	(250,930)	(267,327)

Property and equipment, net	$162,972	$208,327

Depreciation expense totaled $36.3 million, $41.2 million and $50.2 million for the years ended December 31, 2004, 2005, and 2006, respectively, and includes amortization of capital leases. Amortization associated with capitalized software development and conversion costs totaled $27.5 million, $20.3 million and $19.9 million for the years ended December 31, 2004, 2005, and 2006, respectively.

6.	SECURITIZATION OF CREDIT CARD RECEIVABLES

The Company regularly securitizes its credit card receivables to the WFN Trusts. During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum. The Company’s outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2007 and 2011 and thereafter.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SECURITIZATION OF CREDIT CARD RECEIVABLES — (Continued)

The following table shows the maturities of borrowing commitments as of December 31, 2006 for the WFN Trusts by year:

					2011
	2007	2008	2009	2010	& Thereafter	Total
	(In thousands)

Public notes	$600,000	$600,000	$500,000	$—	$950,000	$2,650,000
Private conduits(1)	1,085,714	—	—	—	—	1,085,714

Total	$1,685,714	$600,000	$500,000	$—	$950,000	$3,735,714

(1)	Represents borrowing capacity, not outstanding borrowings.

Seller’s interest and credit card receivables, less allowance for doubtful accounts consists of:

	December 31,
	2005	2006
	(In thousands)

Seller’s interest	$203,614	$253,170
Credit card receivables	310,698	338,864
Other receivables	3,211	23,274
Allowance	(38,415)	(45,919)

	$479,108	$569,389

Due from securitizations consists of:

	December 31,
	2005	2006
	(In thousands)

Spread deposits	$117,844	$128,787
I/O strips	88,763	110,060
Residual interest in securitization trust	53,514	82,110
Excess funding deposits	11,135	4,500

	$271,256	$325,457

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

The spread deposits and I/O strips are initially recorded at their allocated carrying amount based on relative fair value. Fair value is determined by computing the present value of the estimated cash flows, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including payment rates, delinquency, default and loss assumptions. I/O strips, seller’s interest and other interests retained are periodically evaluated for impairment based on the fair value of those assets.

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

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the assumptions are as follows:

		Impact on Fair Value	Impact on Fair Value
	Assumptions	of 10% Change	of 20% Change
	(In thousands)

Fair value of I/O strip	$110,060
Weighted average life	7.25 months
Discount rate	11.0%	$(333)	$(664)
Expected yield, net of dilution	17.1%	(26,359)	(52,502)
Interest expense	5.9%	(989)	(1,971)
Net charge-offs rate	7.2%	(7,962)	(15,816)

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

Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted rate paid on the series. The amount required to be deposited is approximately 3.8% of the investor’s interest in the WFN Trusts. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2006.

The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,
	2004	2005	2006
	(In millions)

Proceeds from collections reinvested in previous credit card securitizations	$7,060.4	$7,192.8	$7,341.4
Proceeds from new securitizations	1,400.0	—	500.0
Servicing fees received	59.3	59.4	64.1
Other cash flows received on retained interests	317.9	349.5	505.8

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SECURITIZATION OF CREDIT CARD RECEIVABLES — (Continued)

The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	December 31,
	2005	2006
	(In millions)

Total credit card receivables managed	$3,714.5	$4,171.3
Less credit card receivables securitized	3,486.6	3,832.4
Add credit card receivables securitized for which we do not bear the risk of loss	82.8	—

Credit card receivables	$310.7	$338.9

Principal amount of managed credit card receivables 90 days or more past due	$69.3	$88.1

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Net managed charge-offs	$205,454	$207,397	$180,449

7.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

	December 31, 2005
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(In thousands)

Finite Lived Assets
Customer contracts and lists	$243,906	$(73,766)	$170,140	2-20 years — straight line
Premium on purchased credit card portfolios	77,529	(14,700)	62,829	5-10 years — straight line, accelerated
Collector database	60,186	(42,292)	17,894	30 years — 15% declining balance
Noncompete agreements	2,400	(1,545)	855	2-5 years — straight line
Favorable lease	1,000	(68)	932	4 years — straight line

	$385,021	$(132,371)	$252,650
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$397,371	$(132,371)	$265,000

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INTANGIBLE ASSETS AND GOODWILL — (Continued)

	December 31, 2006
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(In thousands)

Finite Lived Assets
Customer contracts and lists	$292,272	$(111,486)	$180,786	2-20 years — straight line
Premium on purchased credit card portfolios	72,108	(21,861)	50,247	5-10 years — straight line, accelerated
Collector database	60,067	(44,916)	15,151	30 years — 15% declining balance
Customer databases	2,900	(181)	2,719	4 years — straight line
Noncompete agreements	1,800	(458)	1,342	2-5 years — straight line
Favorable lease	1,000	(341)	659	4 years — straight line
Tradenames	550	(34)	516	4 years — straight line
Purchased data lists	449	(285)	164	1 year — accelerated basis

	$431,146	$(179,562)	$251,584
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$443,496	$(179,562)	$263,934

As a result of acquisitions during 2006, the Company acquired $55.1 million of customer contracts with a weighted average life of 5 years, tradenames of $0.6 million with a weighted average life of 4 years and non-compete agreements of $0.9 million with a weighted average life of 2 years.

Amortization expense related to the intangible assets was approximately $27.6 million, $38.2 million and $54.9 million for the years ended December 31, 2004, 2005, and 2006, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For Years Ending
December 31,
(In thousands)

2007	$54,348
2008	49,535
2009	38,078
2010	35,783
2011	23,453
2012 & thereafter	50,387

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INTANGIBLE ASSETS AND GOODWILL — (Continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 respectively, are as follows:

	Marketing	Credit	Transaction
	Services	Services	Services	Total
	(In thousands)

December 31, 2004	$405,272	$—	$303,874	$709,146
Goodwill acquired during year	101,913	—	8,676	110,589
Effects of foreign currency translation	6,504	—	340	6,844
Other, primarily final purchase price adjustments	9,362	—	22,529	31,891

December 31, 2005	$523,051	$—	$335,419	$858,470
Goodwill acquired during year	122,003	—	—	122,003
Effects of foreign currency translation	(369)	—	(21)	(390)
Other, primarily final purchase price adjustments	(9,660)	—	(452)	(10,112)

December 31, 2006	$635,025	$—	$334,946	$969,971

The Company completed annual impairment tests for goodwill on July 31, 2004, 2005, and 2006 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2007, unless circumstances exist that indicate that an impairment may have occurred.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2005	2006
	(In thousands)

Accrued payroll and benefits	$77,433	$93,781
Accrued taxes	56,488	42,384
Accrued other liabilities	64,786	65,739

Accrued liabilities	$198,707	$201,904

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)

December 31, 2004	158,026	389,097	547,123
Cash proceeds	107,568	190,758	298,326
Revenue recognized	(86,829)	(168,901)	(255,730)
Effects of foreign currency translation	6,134	14,680	20,814

December 31, 2005	184,899	425,634	610,533
Cash proceeds	123,204	242,359	365,563
Revenue recognized	(103,485)	(217,354)	(320,839)
Other	—	(1,361)	(1,361)
Effects of foreign currency translation	(901)	(1,489)	(2,390)

December 31, 2006	$203,717	$447,789	$651,506

10.	DEBT

Debt consists of the following:

	December 31,
	2005	2006
	(In thousands)

Certificates of deposit	$379,100	$299,000
Senior notes	—	500,000
Credit facilities	441,000	225,000
Other	16,844	20,377

	836,944	1,044,377
Less: current portion	(578,443)	(302,702)

Long-term portion	$258,501	$741,675

Certificates of Deposit

Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 3.9% to 5.0% at December 31, 2005 and 4.3% to 6.0% at December 31, 2006. Interest is paid monthly and at maturity.

Credit Facilities

At the beginning of fiscal year 2006, the Company maintained three credit agreements with aggregate revolving lending commitments of $515.0 million with the capability to increase such commitments up to $550.0 million as follows:

•	3-year credit agreement — revolving lending commitments of $250.0 million and a maturity date of April 3, 2008;

•	364-day credit agreement — revolving lending commitments of $230.0 million and a maturity date of April 6, 2006; and

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	DEBT — (Continued)

•	Canadian credit agreement — revolving lending commitments of $35.0 million and a maturity date of April 3, 2008.

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

Advances under these four credit facilities were in the form of either base rate loans or eurodollar loans. The interest rate on base rate loans fluctuated based upon the higher of (1) the interest rate announced by the administrative agent as its “prime rate” and (2) the Federal funds rate plus 0.5%, in each case with no additional margin. The interest rate on eurodollar loans fluctuated based upon the rate at which eurodollar deposits in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the ratio of total debt under these credit facilities to consolidated Operating EBITDA, as each term is defined in the credit facilities. The credit facilities were secured by pledges of stock of certain of the Company’s subsidiaries and pledges of certain intercompany promissory notes.

On September 29, 2006, the Company entered into a new consolidated credit agreement to provide for a $540.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans (the “2006 credit facility”). Additionally, the 2006 credit facility includes an uncommitted accordion feature of up to $210.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. The lending commitments under the 2006 credit facility are scheduled to terminate September 29, 2011. The 2006 credit facility is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holding, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the 2006 facility.

As of December 31, 2006, the Company has borrowed approximately $225.0 million under the 2006 credit facility for general corporate purposes and to pay off and terminate the 3-year credit agreement, the 364-day credit agreement and the Canadian credit agreement. At December 31, 2006, borrowings under the 2006 credit facility had a weighted average interest rate of 6.4%.

Advances under the 2006 credit facility are in the form of either base rate loans or eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate and (2) the Federalfunds rate plus 0.5%, in either case with no additional margin. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate for Canadian dollar loans and (2) the CDOR rate plus 1%, in either case with no additional margin. The interest rate for eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.5% to 1.0% based upon the Company’s Senior Leverage Ratio as defined in the 2006 credit facility.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	DEBT — (Continued)

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

Other — The Company has other minor borrowings, primarily capital leases, with varying interest rates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	DEBT — (Continued)

Maturities — Debt at December 31, 2006 matures as follows (in thousands):

2007	$302,702
2008	11,352
2009	252,760
2010	1,863
2011	475,700
Thereafter	—

$1,044,377

11.	INCOME TAXES

The Company files a consolidated federal income tax return.

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Components of income before income taxes:
Domestic	$117,040	$157,027	$227,044
Foreign	47,279	65,099	79,225

Total	$164,319	$222,126	$306,269

Components of income tax expense are as follows:
Current
Federal	$4,348	$52,290	$92,442
State	2,114	4,793	6,362
Foreign	24,332	39,773	45,632

Total current	30,794	96,856	144,436
Deferred
Federal	36,091	5,092	(16,780)
State	630	(3,033)	(1,870)
Foreign	(5,567)	(15,534)	(9,122)

Total deferred	31,154	(13,475)	(27,772)

Total provision for income taxes	$61,948	$83,381	$116,664

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAXES — (Continued)

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Expected expense at statutory rate	$57,511	$77,744	$107,194
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,387	1,144	3,996
Foreign earnings at other than United States rates	531	293	398
Non-deductible expenses	1,512	1,439	4,244
Texas law change, net of federal expense	—	—	(1,076)
Canadian rate reduction	—	—	3,321
Other, net	1,007	2,761	(1,413)

Total	$61,948	$83,381	$116,664

Deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2006
	(In thousands)

Deferred tax assets
Deferred revenue	$105,304	$112,547
Allowance for doubtful accounts	6,665	16,105
Net operating loss carryforwards and other carryforwards	34,579	53,592
Depreciation	2,476	9,267
Stock-based compensation and other employee benefits	6,919	16,684
Accrued expenses and other	11,417	15,597

Total deferred tax assets	167,360	223,792
Valuation Allowance	(15,931)	(32,070)

Deferred tax assets, net of valuation allowance	151,429	191,722

Deferred tax liabilities
Deferred income	$35,988	$35,948
Servicing rights	31,167	38,788
Intangible assets	76,900	72,498

Total deferred tax liabilities	144,055	147,234

Net deferred tax asset	$7,374	$44,488

Amounts recognized in the consolidated balance sheet:
Current assets	$70,221	$88,722

Non-current liabilities	$62,847	$44,234

At December 31, 2006, the Company has, for federal income tax purposes, approximately $87.5 million of net operating loss carryovers (“NOLs”) and approximately $2.0 million of tax credits (“credits”), which expire at various times through the year 2025. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs and approximately $2.0 million of tax credits are subject to an annual

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAXES — (Continued)

limitation. The Company believes it is more likely than not that a portion of the federal NOLs and credits will expire before being utilized. Therefore, in accordance with FAS No. 109, “Accounting for Income Taxes”, the Company has established a valuation allowance on the portion of NOLs and credits that the Company expects to expire prior to utilization.

At December 31, 2006, the Company has state income tax NOLs of approximately $356.9 million and state credits of approximately $2.0 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2026. The Company believes it is more likely than not that a portion of the state NOLs and credits will expire before being utilized. Therefore, in accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company has established a valuation allowance on the portion of NOLs and credits that the Company expects to expire prior to utilization.

At December 31, 2006, the Company has foreign income tax NOLs of approximately $18.0 million and capital losses of approximately $6.3 million. The foreign NOLs expire at various times through the year 2016. The Company believes it is more likely than not that all foreign NOLs will expire before being utilized and capital gains will not be generated to utilize the capital losses in the foreseeable future. Therefore, in accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company has established a valuation allowance on the portion of NOLs that are expected to expire prior to utilization, as well as the entire capital loss.

As of December 31, 2006, the Company’s valuation allowance has increased, which is primarily attributable to the anticipated expiration of acquired companies’ NOLs. Almost all of these NOLs are subject to an annual limitation under Internal Revenue Code Section 382 and are expected to expire prior to utilization as a result of this limitation.

The Company has unremitted earnings of foreign subsidiaries of approximately $73.6 million. A deferred tax liability has not been established on the unremitted earnings, as it is management’s intention to permanently reinvest those earnings in foreign jurisdictions. If a portion were to be remitted, management believes income tax credits would substantially offset any resulting tax liability.

Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts recorded to stockholders’ equity were approximately $11.2 million, $13.6 million and $17.5 million for the years ended 2004, 2005 and 2006, respectively.

In May 2006, Texas repealed its current income tax and replaced it with a gross margins tax that is understood to be accounted for as an income tax. The Company becomes subject to the Texas margins tax beginning January 1, 2007. As a result of the repeal of the former Texas income tax and enactment of the new margins tax, the Company recorded a net tax benefit of $1.1 million representing the new tax credits available under the enacted Texas margins tax.

The Canadian corporate income tax rates for years beginning in 2008 forward have been decreased. For 2006, the Company recorded $3.3 million of income tax expense to reduce the net deferred tax assets in Canada related to the future lower income tax rates.

As a matter of course, the Company is regularly examined by federal, state and foreign tax authorities. Although the results of these examinations are uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on the Company’s financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	STOCKHOLDERS’ EQUITY

On June 8, 2005, the Company’s Board of Directors authorized a repurchase program to acquire up to an aggregate of $80.0 million of its outstanding common stock through June 2006. On October 27, 2005, the Company’s Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of its outstanding common stock through October 2006.

On September 28, 2006, the Company’s Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of its outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program.

Under the plans, the Company has acquired 3,942,100 shares and 2,857,672 shares for approximately $148.8 million and $146.0 million for the years ended December 31, 2005 and 2006, respectively.

13.	STOCK COMPENSATION PLANS

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

Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123(R)which supersedes APB No. 25. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense estimated under SFAS No. 123 pro forma disclosures, adjusted for forfeitures.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	STOCK COMPENSATION PLANS — (Continued)

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2004, 2005, and 2006, is as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cost of operations	$2,339	$—	$26,982
General and administrative	13,428	14,143	16,071

Total	$15,767	$14,143	$43,053

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

Restricted Stock

During 2006, the Company has awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock is estimated on the date of grant. In accordance with SFAS No. 123(R), the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Service-based restricted stock awards typically vest ratably over a three year period. Performance-based restricted stock awards vest if specified performance measures tied to the Company’s financial performance are met. The vesting provisions of 86,314 performance-based restricted stock unit awards issued in 2006 to eight employees were modified in March 2006. The vesting provisions, which were dependent on the Company’s cash earnings per share (“EPS”) growth as compared to the S&P 500, were modified such that under the new terms, the vesting provisions are dependent on the Company’s year-over-year cash EPS growth. The number of shares that vest may range from zero to 200%. A minimum cash EPS growth rate of 10% is necessary for the minimum 50% vesting, 18% cash EPS growth for a 100% vesting, and 36% cash EPS growth (or more) for a maximum 200% vesting. The modification had no impact on the fair value of the award; however, it did result in a change in estimate of the most likely outcome of the number of shares to vest. The incremental stock-based compensation expense recorded as a result of the change in estimate was not material.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	STOCK COMPENSATION PLANS — (Continued)

	Performance-
	Based	Service-Based(1)	Total

Balance at January 1, 2004	—	—	—
Shares granted	125,778	195,347	321,125
Shares vested	(121,778)	(4,347)	(126,125)
Shares cancelled	(4,000)	—	(4,000)

Balance at December 31, 2004	—	191,000	191,000

Shares granted	153,086	388,794	541,880
Shares vested	(141,693)	(78,876)	(220,569)
Shares cancelled	(11,393)	(31,078)	(42,471)

Balance at December 31, 2005	—	469,840	469,840

Shares granted	242,015	626,672	868,687
Shares vested	(8,100)	(130,793)	(138,893)
Shares cancelled	(14,460)	(75,765)	(90,225)

Balance at December 31, 2006	219,455	889,954	1,109,409

(1)	Amounts include 4,347, 4,489 and 3,206 shares of stock issued to the Board of Directors for 2004, 2005 and 2006, respectively. The shares vest immediately, but are subject to transfer restrictions until one year after the director’s service on the Board terminates.

The weighted average grant-date fair value per share was $45.17 for restricted stock awards granted for the year ended December 31, 2006.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock. Options typically vest ratably over three years and expire ten years after the date of grant. As of January 1, 2005, the fair value of each option award is estimated on the date of grant using a binomial lattice model. Prior to January 1, 2005, the fair value of each option award was estimated on the grant date using a Black-Scholes valuation model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2004, 2005 and 2006.

	Year Ended December 31,
	2004	2005	2006

Expected dividend yield	—	—	—
Risk-free interest rate	3.4%	2.94%-4.76%	4.53%-4.65%
Expected life of options (years)	4.0	6.4	7.1
Assumed volatility	38.0%	28.8%-43.6%	31.9%-37.0%
Weighted average fair value	$11.94	$16.60	$18.46

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	STOCK COMPENSATION PLANS — (Continued)

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
	(In thousands, except per share amounts)

Balance at January 1, 2004	7,072	$16.20
Granted	2,001	32.93
Exercised	(2,131)	14.80
Cancelled	(327)	23.00

Balance at December 31, 2004	6,615	$21.33	3,261	$14.08

Granted	2,102	41.00
Exercised	(1,506)	17.86
Cancelled	(531)	32.80

Balance at December 31, 2005	6,680	$27.19	3,319	$18.01

Granted	620	$43.44
Exercised	(2,053)	21.57
Cancelled	(375)	29.96

Balance at December 31, 2006	4,872	$30.98	2,697	$23.80

At December 31, 2006 Vested or Expected to Vest	4,391	$30.07

Based on the market value on their respective exercise dates, the total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $64.5 million.

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2006:

	Outstanding			Exercisable
		Remaining Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price
	(In thousands, except per share amounts)

$9.00 to $12.00	499	3.9	$11.55	499	$11.55
$12.01 to $15.00	634	4.0	$14.97	634	$14.97
$15.01 to $22.00	34	5.9	$18.65	34	$18.65
$22.01 to $29.00	598	6.5	$24.14	597	$24.13
$29.01 to $39.00	963	7.3	$31.97	498	$31.83
$39.01 to $47.00	2,125	8.3	$41.78	435	$41.47
$47.01 to $54.00	19	9.4	$53.34	—	$—

	4,872			2,697

The aggregate intrinsic value of options outstanding as of December 31, 2006 was approximately $153.4 million. The aggregate intrinsic value of options outstanding and options exercisable expected to vest as of December 31, 2006 was approximately

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	STOCK COMPENSATION PLANS — (Continued)

$142.3 million and $104.6 million with a weighted average remaining contractual life of 6.7 years and 5.8 years, respectively. The number of options outstanding expected to vest is impacted by our forfeiture rate assumptions.

14.	EMPLOYEE BENEFIT PLANS

On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), effective on July 1, 2005. No employee may purchase more than $25,000 in stock under the ESPP in any calendar year, and no employee may purchase stock under the ESPP if such purchase would cause the employee to own more than 5% of the voting power or value of the Company’s common stock. The ESPP provides for three month offering periods, commencing on the first trading day of each calendar quarter and ending on the last trading day of each calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each quarter. An employee may elect to pay the purchase price of such common stock through payroll deductions. The maximum number of shares that were reserved for issuance under the ESPP is 1,500,000 shares, and subject to adjustment as provided in the ESPP. Employees are required to hold any stock purchased through the ESPP for 180 days prior to any sale or withdrawal of shares. Approximately 646,427 shares of common stock have been purchased under the plan since its adoption, with approximately 82,474 shares purchased in 2006.

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

The Company maintains a 401(k) retirement savings plan, which covers all eligible U.S. employees. Participants can, in accordance with Internal Revenue Service (“IRS”) guidelines, set aside both pre-and post-tax savings in this account. In addition to an employee’s savings, the Company contributes to plan participants’ accounts. The Alliance 401(k) and Retirement Savings Plan was amended effective January 1, 2004 to better benefit the majority of Company employees. The plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the plan immediately upon joining the Company and after six months of employment begin receiving Company matching contributions. On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar an employee contributes is matched for savings of more than three percent and up to five percent of pay. All Company matching contributions are immediately vested. In addition to the Company match, the Company annually may make an additional contribution based on the profitability of the Company. This contribution, subject to Board of Directors approval, is based on a percentage of pay and is subject to a five year vesting schedule. The participants in the plan can direct their contributions and the Company’s matching contribution to nine investment options, including the Company’s common stock. Company contributions for employees age 65 or older vest immediately. Contributions for the years ended December 31, 2004, 2005 and 2006 were $11.3 million, $14.2 million and $15.2 million, respectively.

The Company also provides a Deferred Profit Sharing Plan for its Canadian employees after one year of service. Company contributions range from one to four percent of earnings, based on years of service. This program changed effective January 1, 2007, and as a result, Company contributions range from one to five percent of earnings, based on years of service.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EMPLOYEE BENEFIT PLANS — (Continued)

The Company also maintains an Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan provides an opportunity for a select group of management and highly compensated employees to defer on a pre-tax basis a portion of their regular compensation and bonuses payable for services rendered and to receive certain employer contributions.

15.	COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Net income	$102,371	$138,745	$189,605
Reclassification into earnings	482	—	—
Unrealized (loss) gain on securities available-for-sale	(144)	414	1,880
Foreign currency translation adjustments(1)	4,965	3,205	(721)

Total comprehensive income	$107,674	$142,364	$190,764

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,
	2005	2006
	(In thousands)

Unrealized gain on securities available-for-sale	$3,511	$5,391
Unrealized foreign currency gain	4,578	3,857

Total comprehensive income	$8,089	$9,248

16.	COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Sponsors that result in fees being billed to those Sponsors upon the redemption of reward miles issued by those Sponsors. The Company has obtained letters of credit and other assurances from those Sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $113.5 million at December 31, 2006, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the reward miles issued by those Sponsors.

The Company currently has an obligation to provide Collectors with travel and other rewards upon the redemption of AIR MILES reward miles. The Company believes that the redemption settlements assets, including the letters of credit and other assurances mentioned above, are sufficient to meet that obligation.

The Company has entered into certain long-term arrangements to purchase tickets from airlines and other suppliers in connection with redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to make purchases at set prices. Under these agreements, the Company is required to pay annual minimums of approximately $22.1 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	COMMITMENTS AND CONTINGENCIES — (Continued)

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $43.7 million, $45.9 million and $50.2 million for the years ended December 31, 2004, 2005, and 2006, respectively.

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2006 are:

	Operating	Capital
Year:	Leases	Leases
	(In thousands)

2007	$42,536	$9,149
2008	34,648	7,797
2009	25,685	3,023
2010	18,879	1,971
2011	14,914	712
Thereafter	63,527	—

Total	$200,189	22,652

Less amount representing interest		(2,275)

Total present value of minimum lease payments		$20,377

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	COMMITMENTS AND CONTINGENCIES — (Continued)

cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2006, WFNNB’s Tier 1 capital ratio was 37.3%, total capital ratio was 39.1% and leverage ratio was 59.1%, and WFNNB was not subject to a capital directive order.

The Company’s industrial bank, World Financial Capital Bank, is authorized to do business by the State of Utah and the Federal Deposit Insurance Corporation. World Financial Capital Bank is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses. While the consequence of losing the World Financial Capital Bank authority to do business would be significant, the Company believes that the risk of such loss is minimal as a result of the precautions it has taken and the management team it has in place.

As part of an acquisition in 2003 by World Financial Network National Bank, which required approval by the OCC, the OCC required World Financial Network National Bank to enter into an operating agreement with the OCC and a capital adequacy and liquidity maintenance agreement with the Company. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. This operating agreement has not required any changes in World Financial Network National Bank’s operations. The capital adequacy and liquidity maintenance agreement memorializes the Company’s current obligations to World Financial Network National Bank.

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

Cardholders

The Company’s Credit Services segment is active in originating private label and co-branded credit cards in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2006, the Company had approximately 29.3 million cardholders, having unused lines of credit averaging $947 per account.

Legal Proceedings

From time to time, the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material adverse affect on its business or financial condition, including claims and lawsuits alleging breaches of contractual obligations.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2005		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$143,213	$143,213	$180,075	$180,075
Due from card associations	58,416	58,416	108,671	108,671
Trade receivables, net	203,883	203,883	271,563	271,563
Seller’s interest and credit card receivables, net	479,108	479,108	569,389	569,389
Redemption settlement assets, restricted	260,963	260,963	260,957	260,957
Due from securitizations	271,256	271,256	325,457	325,457
Financial liabilities
Accounts payable	67,384	67,384	112,582	112,582
Merchant settlement obligations	127,038	127,038	188,336	188,336
Debt	836,944	836,944	1,044,377	1,048,477

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

Due from securitizations — The spread deposits and I/O strips are recorded at their fair value. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.

Debt — The fair value was estimated based on the current rates available to the Company for debt with similar remaining maturities.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	PARENT-ONLY FINANCIAL STATEMENTS

ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. The stand alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2005	2006
	(In thousands)

Assets:
Cash and cash equivalents	$5	$20
Investment in subsidiaries	733,444	1,262,115
Intercompany receivables	874,157	805,768
Other assets	3,171	3,073

Total assets	$1,610,777	$2,070,976

Liabilities:
Current debt	$230,000	$—
Long-term debt	211,000	725,000
Other liabilities	248,670	274,443

Total liabilities	689,670	999,443
Stockholders’ equity	921,107	1,071,533

Total liabilities and stockholders’ equity	$1,610,777	$2,070,976

Statements of Income

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Interest from loans to subsidiaries	$20,049	$27,235	$33,996
Dividends from subsidiaries	100,900	100,000	102,500

Total revenue	120,949	127,235	136,496
Interest expense, net	4,429	11,665	34,061
Other expenses	239	140	184

Total expenses	4,668	11,805	34,245

Income before income taxes and equity in undistributed net income of subsidiaries	116,281	115,430	102,251
Provision for income taxes	4,567	10,192	1,399

Income before equity in undistributed net income of subsidiaries	111,714	105,238	100,852
Equity in undistributed net income of subsidiaries	(9,343)	33,507	88,753

Net income	$102,371	$138,745	$189,605

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	PARENT-ONLY FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Net cash (used in) provided by operating activities	$(8,926)	$18,292	$(97,857)
Investing activities:
Net cash paid for corporate acquisitions	(314,453)	(140,901)	(205,567)

Net cash used in investing activities	(314,453)	(140,901)	(205,567)

Financing activities:
Credit facility and subordinated debt	765,000	1,264,000	3,599,000
Repayment of credit facility and subordinated debt	(577,000)	(1,126,000)	(3,315,000)
Excess tax benefit from share-based awards	—	—	17,521
Other	—	—	(3,415)
Purchase of treasury shares	—	(145,043)	(145,998)
Net proceeds from issuances of common stock	34,528	29,106	48,831
Dividends paid	100,900	100,000	102,500

Net cash provided by financing activities	323,428	122,063	303,439

Increase (decrease) in cash and cash equivalents	49	(546)	15
Cash and cash equivalents at beginning of year	502	551	5

Cash and cash equivalents at end of year	$551	$5	$20

19.	SEGMENT INFORMATION

Operating segments are defined by SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is the Executive Committee of management, which consists of the Chairman of the Board and Chief Executive Officer, Chief Operating Officer, and all Executive Vice Presidents. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

The Company operates in three reportable segments: Marketing Services, Credit Services and Transaction Services.

•	Marketing Services provides loyalty programs, such as the AIR MILES Reward Program, and integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, that includes email marketing campaigns. The Marketing Services segment has two operating segments, AIR MILES Reward Program and U.S. Marketing Services, that have been aggregated to one reportable segment.

•	Credit Services provides private label, commercial and co-brand credit card receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label credit card programs.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SEGMENT INFORMATION — (Continued)

•	Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (processing services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated municipal utilities (utility services) and point-of-sale services (merchant services).

The Transaction Services segment performs card processing and servicing activities for cardholder accounts generated by the Credit Services segment. For this, the Transaction Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on estimated current market rates for similar services. This fee represents an operating cost to the Credit Services segment and a corresponding revenue for the Transaction Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by the Transaction Services segment from servicing the Credit Services segment, and consequently paid by the Credit Services segment to the Transaction Services segment, are set forth opposite “Other and eliminations” in the tables below.

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

	Marketing	Credit	Transaction	Other/
Year Ended December 31, 2004	Services	Services	Services	Elimination	Total
	(In thousands)

Revenues	$375,630	$513,988	$681,736	$(313,916)	$1,257,438
Adjusted EBITDA(1)	56,081	125,718	97,465	—	279,264
Depreciation and amortization	21,674	7,938	61,786	—	91,398
Stock compensation expense	5,256	5,256	5,255	—	15,767
Operating income	29,151	112,524	30,424	—	172,099
Fair value loss on interest rate derivative	—	(808)	—	—	(808)
Interest expense, net	—	—	—	6,972	6,972
Income before income taxes	$29,151	$111,716	$30,424	$(6,972)	$164,319
Capital expenditures	$17,263	$1,375	$29,691	$—	$48,329

	Marketing	Credit	Transaction	Other/
Year Ended December 31, 2005	Services	Services	Services	Elimination	Total
	(In thousands)

Revenues	$604,145	$561,413	$699,884	$(313,005)	$1,552,437
Adjusted EBITDA(1)	97,903	162,481	90,074	—	350,458
Depreciation and amortization	36,477	6,647	56,583	—	99,707
Stock compensation expense	4,714	4,714	4,715	—	14,143
Operating income	56,712	151,120	28,776	—	236,608
Interest expense, net	—	—	—	14,482	14,482
Income before income taxes	$56,712	$151,120	$28,776	$(14,482)	$222,126
Capital expenditures	$20,340	$2,152	$43,408	$—	$65,900

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SEGMENT INFORMATION — (Continued)

	Marketing	Credit	Transaction	Other/
Year Ended December 31, 2006	Services	Services	Services	Elimination	Total
	(In thousands)

Revenues	$849,158	$731,338	$776,036	$(357,790)	$1,998,742
Adjusted EBITDA(1)	159,186	248,204	107,970	—	515,360
Depreciation and amortization	58,681	13,690	52,669	—	125,040
Stock compensation expense	18,162	8,451	16,440	—	43,053
Operating income	82,343	226,063	38,861	—	347,267
Interest expense, net	—	—	—	40,998	40,998
Income before income taxes	$82,343	$226,063	$38,861	$(40,998)	$306,269
Capital expenditures	$32,652	$1,996	$65,704	$—	$100,352

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and amortization. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric by which senior management is evaluated.

Information concerning principal geographic areas is as follows:

	United States	Canada	Other	Total

Revenues
Year Ended December 31, 2004	$913,378	$338,919	$5,141	$1,257,438
Year Ended December 31, 2005	1,135,968	412,193	4,276	1,552,437
Year Ended December 31, 2006	1,413,957	571,920	12,865	1,998,742
Long lived assets
December 31, 2005	$1,339,530	$544,099	$—	$1,883,629
December 31, 2006	1,519,199	560,182	14,659	2,094,040

20.	SUBSEQUENT EVENTS

In December 2006, the Company entered into an agreement to acquire Abacus, a division of DoubleClick Inc. Abacus is a leading provider of data, data management and analytical services for the retail and catalog industry as well as other industries. The acquisition closed in February 2007. Total consideration paid was approximately $435 million in cash.

In January 2007, the Company entered into a short term credit agreement with the Bank of Montreal which provides for loans to the Company in a maximum amount of $400.0 million. At the closing of this bridge loan, the Company borrowed $300.0 million for general corporate purposes including the repayment of debt and the financing of permitted acquisitions. The bridge loan includes an uncommitted accordion feature of up to $100.0 million, subject to certain conditions. The bridge loan is scheduled to mature on July 24, 2007. The bridge loan is unsecured. The bridge loan must be prepaid prior to the scheduled maturity date if the Company or any subsidiary issues any debt or equity securities, subject to certain exceptions.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2005 and 2006 are presented below.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(In thousands, except per share amounts)

Revenues	$375,875	$370,568	$384,813	$421,181
Operating expenses	313,626	313,221	325,008	363,974
Interest expense, net	2,761	2,353	2,422	6,946

Income before income taxes	59,488	54,994	57,383	50,261
Provision for income taxes	22,306	20,611	21,532	18,932

Net income	$37,182	$34,383	$35,851	$31,329

Net income per share — basic	$0.45	$0.42	$0.43	$0.39

Net income per share — diluted	$0.43	$0.40	$0.42	$0.38

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except per share amounts)

Revenues	$477,231	$490,447	$506,584	$524,480
Operating expenses	377,823	407,265	417,375	449,012
Interest expense, net	8,537	10,059	10,639	11,763

Income before income taxes	90,871	73,123	78,570	63,705
Provision for income taxes	34,450	28,328	29,790	24,096

Net income	$56,421	$44,795	$48,780	$39,609

Net income per share — basic	$0.70	$0.56	$0.61	$0.50

Net income per share — diluted	$0.69	$0.55	$0.60	$0.48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Data Systems Corporation

By:	/s/ J. Michael Parks
J. Michael Parks
Chairman of the Board, Chief Executive Officer
and Director

Date: February 26, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Michael Parks J. Michael Parks	Chairman of the Board, Chief Executive Officer and Director	February 26, 2007

/s/ Edward J. Heffernan Edward J. Heffernan	Executive Vice President and Chief Financial Officer	February 26, 2007

/s/ Michael D. Kubic Michael D. Kubic	Senior Vice President, Corporate Controller, and Chief Accounting Officer	February 26, 2007

/s/ Bruce K. Anderson Bruce K. Anderson	Director	February 26, 2007

/s/ Roger H. Ballou Roger H. Ballou	Director	February 26, 2007

/s/ Lawrence M. Benveniste, Ph.D. Lawrence M. Benveniste, Ph.D.	Director	February 26, 2007

/s/ D. Keith Cobb D. Keith Cobb	Director	February 26, 2007

/s/ E. Linn Draper, Jr., Ph.D. E. Linn Draper, Jr., Ph.D.	Director	February 26, 2007

/s/ Kenneth R. Jensen Kenneth R. Jensen	Director	February 26, 2007

/s/ Robert A. Minicucci Robert A. Minicucci	Director	February 26, 2007

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Write-Offs
	Beginning	Charged to Costs	Charged to Other	Net of	Balance at
Description	of Period	and Expenses	Accounts	Recoveries	End of Period

Allowance for Doubtful Accounts — Trade receivables:
Year Ended December 31, 2004	$1,316	$495	$342	$(695)	$1,458
Year Ended December 31, 2005	1,458	799	$40	(218)	2,079
Year Ended December 31, 2006	2,079	3,550	$208	(512)	5,325
Allowance for Doubtful Accounts — Seller’s interest and credit card receivables:
Year Ended December 31, 2004	17,151	1,797	2,535	(9,810)	11,673
Year Ended December 31, 2005	11,673	20,916	21,698	(15,872)	38,415
Year Ended December 31, 2006	38,415	33,777	4,802	(31,075)	45,919