Form 10-Q
period 2007-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2007-05-07
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

As of May 1, 2007, 78,699,413 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(In thousands)

ASSETS
Cash and cash equivalents	$153,876	$180,075
Due from card associations	63,179	108,671
Trade receivables, less allowance for doubtful accounts ($4,998 and $5,325 at March 31, 2007 and December 31, 2006, respectively)	269,850	271,563
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($40,762 and $45,919 at March 31, 2007 and December 31, 2006, respectively)	455,533	569,389
Deferred tax asset, net	88,709	88,722
Other current assets	115,394	91,555

Total current assets	1,146,541	1,309,975
Redemption settlement assets, restricted	277,587	260,957
Property and equipment, net	241,951	208,327
Due from securitizations	288,297	325,457
Intangible assets, net	416,297	263,934
Goodwill	1,195,040	969,971
Other non-current assets	72,781	65,394

Total assets	$3,638,494	$3,404,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$81,700	$112,582
Accrued expenses	144,315	201,904
Merchant settlement obligations	154,045	188,336
Certificates of deposit	229,900	294,800
Credit facilities and other debt, current	308,040	7,902
Other current liabilities	60,657	72,196

Total current liabilities	978,657	877,720
Deferred tax liability, net	5,143	44,234
Deferred revenue	664,564	651,506
Certificates of deposit	4,200	4,200
Long-term and other debt	864,625	737,475
Other liabilities	90,732	17,347

Total liabilities	2,607,921	2,332,482
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 87,614 shares and 86,872 shares at March 31, 2007 and December 31, 2006, respectively	876	869
Additional paid-in capital	854,033	834,680
Treasury stock, at cost (9,024 shares and 7,218 shares at March 31, 2007 and December 31, 2006, respectively)	(409,486)	(300,950)
Retained earnings	575,702	527,686
Accumulated other comprehensive income	9,448	9,248

Total stockholders’ equity	1,030,573	1,071,533

Total liabilities and stockholders’ equity	$3,638,494	$3,404,015

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)

Revenues
Transaction	$164,513	$160,503
Redemption	90,543	78,948
Securitization income and finance charges, net	178,362	160,879
Database marketing fees and direct marketing fees	96,745	57,805
Other revenue	18,995	19,096

Total revenue	549,158	477,231
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	377,868	330,319
General and administrative	23,303	19,966
Depreciation and other amortization	20,065	15,217
Amortization of purchased intangibles	19,341	12,321

Total operating expenses	440,577	377,823
Operating income	108,581	99,408
Interest income	(2,861)	(1,752)
Interest expense	18,688	10,289

Income before income taxes	92,754	90,871
Provision for income taxes	35,894	34,450

Net income	$56,860	$56,421

Net income per share — basic	$0.72	$0.70

Net income per share — diluted	$0.70	$0.69

Weighted average shares — basic	79,016	80,065

Weighted average shares — diluted	81,109	81,667

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,860	$56,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,406	27,538
Deferred income taxes	(2,161)	(3,294)
Provision for doubtful accounts	5,204	3,557
Non-cash stock compensation	12,093	7,304
Fair value gain on interest-only strip	(7,750)	(4,250)
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	14,158	20,057
Change in merchant settlement activity	11,201	14,763
Change in other assets	(30,626)	(12,075)
Change in accounts payable and accrued expenses	(64,781)	(32,334)
Change in deferred revenue	7,338	10,935
Change in other liabilities	(11,816)	(19,664)
Excess tax benefits from stock-based compensation	(2,755)	(4,412)
Other	2,245	6,230

Net cash provided by operating activities	28,616	70,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(15,793)	(6,156)
Payments for acquired businesses, net of cash acquired	(438,712)	(36,124)
Net decrease in seller’s interest and credit card receivables	108,478	56,269
Change in due from securitizations	45,345	52,170
Capital expenditures	(21,871)	(20,397)
Other	(329)	404

Net cash (used in) provided by investing activities	(322,882)	46,166
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	859,000	465,323
Repayment of borrowings	(430,000)	(359,000)
Certificate of deposit issuances	60,300	20,000
Repayments of certificates of deposits	(125,200)	(120,900)
Payment of capital lease obligations	(2,059)	(2,093)
Excess tax benefits from stock-based compensation	2,755	4,412
Proceeds from issuance of common stock	13,041	14,544
Purchase of treasury shares	(108,536)	(25,633)
Other	(648)	—

Net cash provided by (used in) financing activities	268,653	(3,347)

Effect of exchange rate changes on cash and cash equivalents	(586)	20

Change in cash and cash equivalents	(26,199)	113,615
Cash and cash equivalents at beginning of period	180,075	143,213

Cash and cash equivalents at end of period	$153,876	$256,828

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,001	$8,081

Income taxes paid, net of refunds	$17,661	$32,548

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For purposes of comparability, certain prior period amounts, have been reclassified to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.

2.	SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)

Numerator
Net income available to common stockholders	$56,860	$56,421

Denominator
Weighted average shares, basic	79,016	80,065
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	606	224
Net effect of dilutive stock options	1,487	1,378

Denominator for diluted calculation	81,109	81,667

Basic
Net income per share	$0.72	$0.70

Diluted
Net income per share	$0.70	$0.69

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

On February 1, 2007, the Company completed the acquisition of Abacus, a division of DoubleClick Inc. Abacus is a leading provider of data, data management and analytical services for the retail and catalog industry, as well as other sectors. The Abacus acquisition complements, expands and strengthens Epsilon’s core offerings and provides additional scale to its data services, strategic database services and analytics offerings.

The acquisition of Abacus included specified assets of DoubleClick’s data division (“Purchased Assets”) and all of the outstanding equity interests of four DoubleClick entities. The consideration consisted of approximately $435.0 million plus other incremental costs as defined in the agreement for a total of approximately $439.3 million.

The results of operations for Abacus have been included since the date of acquisition and are reflected in our Marketing Services segment. The goodwill resulting from the acquisition of the Purchased Assets will be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Abacus acquisition as of the date of purchase. The Company is in the process of finalizing its third-party valuation of certain intangibles, and thus, the final allocation of the purchase price is subject to refinement.

As of
February 1,
2007
(In thousands)

Current assets	$22,863
Property, plant and equipment	13,844
Capitalized software	19,200
Identifiable intangible assets	169,560
Goodwill	223,135

Total assets acquired	448,602

Current liabilities	9,325

Total liabilities assumed	9,325

Net assets acquired	$439,277

The following unaudited pro forma results of operations of the Company are presented as if the Abacus acquisition was completed as of the beginning of the periods being presented. The following unaudited pro forma financial information is not necessarily indicative of the actual results of operations that the Company would have experienced assuming the acquisition had been completed as of January 1, 2007 or 2006, respectively.

	March 31,	March 31,
	2007	2006
	(In thousands)

Revenues	$557,606	$502,551
Net income	54,691	51,028
Basic net income per share	$0.69	$0.64
Diluted net income per share	$0.67	$0.62

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2007
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(In thousands)

Finite Lived Assets
Customer contracts and lists	$292,337	$(121,884)	$170,453	2-20 years — straight line
Premium on purchased credit card portfolios	72,108	(24,152)	47,956	5-10 years — straight line, accelerated
Collector database	60,585	(45,922)	14,663	30 years — 15% declining balance
Customer databases	161,408	(3,827)	157,581	4-10 years — straight line
Noncompete agreements	2,160	(656)	1,504	2-5 years — straight line
Favorable lease	1,000	(409)	591	4 years — straight line
Tradenames	11,251	(247)	11,004	4-10 years — straight line
Purchased data lists	810	(615)	195	1 year — accelerated basis

	$601,659	$(197,712)	$403,947
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$614,009	$(197,712)	$416,297

	December 31, 2006
		Accumulated
	Gross Assets	Amortization	Net	Amortization Life and Method
	(In thousands)

Finite Lived Assets
Customer contracts and lists	$292,272	$(111,486)	$180,786	2-20 years — straight line
Premium on purchased credit card portfolios	72,108	(21,861)	50,247	5-10 years — straight line, accelerated
Collector database	60,067	(44,916)	15,151	30 years — 15% declining balance
Customer databases	2,900	(181)	2,719	4 years — straight line
Noncompete agreements	1,800	(458)	1,342	2-5 years — straight line
Favorable lease	1,000	(341)	659	4 years — straight line
Tradenames	550	(34)	516	4 years — straight line
Purchased data lists	449	(285)	164	1 year — accelerated basis

	$431,146	$(179,562)	$251,584
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$443,496	$(179,562)	$263,934

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INTANGIBLE ASSETS AND GOODWILL — (Continued)

As a result of the Abacus acquisition, the Company acquired $158.5 million of customer relationships and related databases with a weighted average life of nine years, tradenames of $10.7 million with a weighted average life of 10 years and non-compete agreements of $0.4 million with a weighted average life of 1.5 years.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

	Marketing	Credit	Transaction
	Services	Services	Services	Total
	(In thousands)

Beginning balance	$635,025	$—	$334,946	$969,971
Goodwill acquired during the period	223,135	—	—	223,135
Effects of foreign currency translation	1,839	—	90	1,929
Other, primarily final purchase price adjustments	5	—	—	5

Ending balance	$860,004	$—	$335,036	$1,195,040

5.	DEBT

Debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Certificates of deposit	$234,100	$299,000
Senior notes	500,000	500,000
Credit facilities	654,000	225,000
Other	18,665	20,377

	1,406,765	1,044,377
Less: current portion	(537,940)	(302,702)

Long-term portion	$868,825	$741,675

As of March 31, 2007, the certificates of deposit had effective annual fixed rates ranging from 4.3% to 6.0%, and the credit facilities had a weighted average interest rate of 6.2%.

Credit Facilities

At the beginning of fiscal year 2007, the Company maintained one consolidated credit agreement that provides for a $540.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans (the “consolidated credit facility”). Additionally, the consolidated credit facility includes an uncommitted accordion feature of up to $210.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. The consolidated credit facility is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the consolidated credit facility.

On March 30, 2007, the Company amended the consolidated credit facility to extend the lending commitments which were scheduled to terminate on September 29, 2011 to March 30, 2012. In addition, the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DEBT — (Continued)

amendment adjusts the Senior Leverage Ratio applicable to the various levels set forth in the consolidated credit facility and the margin applicable to Eurodollar loans to those reflected below.

Advances under the consolidated credit facility are in the form of either base rate loans or eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate and (2) the Federal funds rate plus 0.5%, in either case with no additional margin. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate for Canadian dollar loans and (2) the CDOR rate plus 1%, in either case with no additional margin. The interest rate for eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Company’s Senior Leverage Ratio as defined in the consolidated credit facility.

Among other fees, the Company pays a facility fee of 0.1% to 0.2% per annum (due quarterly) on the aggregate commitments under the consolidated credit facility, whether used or unused, based upon the Company’s Senior Leverage Ratio as defined in the consolidated credit facility. The Company will also pay fees with respect to any letters of credit issued under the consolidated credit facility.

The consolidated credit facility includes usual and customary negative covenants for credit agreements of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends and repurchase stock; and make investments. The negative covenants are subject to certain exceptions, as specified in the consolidated credit facility. The consolidated credit facility also requires the Company to satisfy certain financial covenants, including maximum ratios of Total Capitalization and Senior Leverage as determined in accordance with the consolidated credit facility and a minimum ratio of Consolidated Operating EBITDA to Consolidated Interest Expense as determined in accordance with the consolidated credit facility.

The consolidated credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

On January 24, 2007, the Company entered into a credit facility, (the “bridge loan”) which provides for loans up to $400.0 million. At the closing of the bridge loan, the Company borrowed $300.0 million for general corporate purposes including the repayment of debt and the financing of permitted acquisitions. The bridge loan includes an uncommitted accordion feature of up to $100.0 million allowing for future borrowings, subject to certain conditions. The bridge loan is scheduled to mature July 24, 2007. The bridge loan is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the bridge loan. The Company anticipates refinancing the bridge loan prior to July 24, 2007.

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

The bridge loan contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DEBT — (Continued)

consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends and repurchase stock; and make investments. The negative covenants are subject to certain exceptions, as specified in the bridge loan. The bridge loan also requires the Company to satisfy certain financial covenants, including maximum ratios of Total Capitalization and Senior Leverage as determined in accordance with the bridge loan and a minimum ratio of Consolidated Operating EBITDA to Consolidated Interest Expense as determined in accordance with the bridge loan.

The bridge loan must be prepaid prior to the scheduled maturity date if the Company or any of its subsidiaries issues any debt or equity securities, subject to certain exceptions.

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

The Series A and Series B Notes will accrue interest on the unpaid balance thereof at the rate of 6.00% and 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type. The senior notes are unsecured. The payment obligations under the senior notes are guaranteed by certain of the Company’s existing and future subsidiaries, originally ADS Alliance Data Systems, Inc. Due to their status as guarantors under the consolidated credit facility and pursuant to a Joinder to Subsidiary Guaranty dated as of September 29, 2006, three additional subsidiaries of the Company became guarantors of the senior notes, including Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC.

6.	DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES®Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)

December 31, 2006	$203,717	$447,789	$651,506
Cash proceeds	30,474	58,135	88,609
Revenue recognized	(26,784)	(54,840)	(81,624)
Other	—	353	353
Effects of foreign currency translation	1,808	3,912	5,720

March 31, 2007	$209,215	$455,349	$664,564

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES

For the three months ended March 31, 2007, the Company has utilized an effective tax rate of 38.7% to calculate its provision for income taxes. In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2007 based on all known variables.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, the Company recognized approximately a $9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings.

As of March 31, 2007, the Company has unrecognized tax benefits of approximately $75 million, of which $23 million relate to taxes and $16 million relate to potential interest and penalties. These unrecognized tax benefits, if recognized at some point in the future, would favorably impact the effective tax rate by approximately $31 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 31, 2007, the Company recognized approximately $0.9 million in potential interest and penalties with respect to unrecognized tax benefits.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the tax returns filed by the Company are no longer subject to United States Federal or state and local income tax examinations for years before 2003 and are no longer subject to foreign income tax examinations by tax authorities for years before 2002.

8.	COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Net income	$56,860	$56,421
Unrealized gain (loss) on securities available-for-sale	338	(81)
Foreign currency translation adjustments	(138)	(505)

Total comprehensive income	$57,060	$55,835

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION

Consistent with prior periods, the Company classifies its businesses into three segments: Marketing Services, Credit Services and Transaction Services.

	Marketing	Credit	Transaction	Other/
	Services	Services	Services	Elimination	Total
	(In thousands)

Three months ended March 31, 2007
Revenues	$232,470	$215,321	$194,315	$(92,948)	$549,158
Adjusted EBITDA(1)	43,939	91,046	25,095	—	160,080
Depreciation and amortization	21,716	3,455	14,235	—	39,406
Stock compensation expense	5,555	2,406	4,132	—	12,093
Operating income	16,668	85,185	6,728	—	108,581
Interest expense, net	—	—	—	15,827	15,827
Income before income taxes	16,668	85,185	6,728	(15,827)	92,754
Three months ended March 31, 2006
Revenues	$176,542	$199,131	$191,692	$(90,134)	$477,231
Adjusted EBITDA(1)	26,855	78,769	28,626	—	134,250
Depreciation and amortization	11,461	2,531	13,546	—	27,538
Stock compensation expense	3,141	1,089	3,074	—	7,304
Operating income	12,253	75,149	12,006	—	99,408
Interest expense, net	—	—	—	8,537	8,537
Income before income taxes	12,253	75,149	12,006	(8,537)	90,871

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as it is the primary performance metric by which senior management is evaluated.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the audited consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

Quarter in Review Highlights

Our first quarter 2007 results included the following significant new and renewed agreements with significant clients and continued selective execution of our acquisition strategy:

•	In February 2007, we announced the signing of a multi-year agreement with Newfoundland and Labrador Liquor Corporation to participate as a sponsor in our Canadian AIR MILES Reward Program.

•	In February 2007, we announced the signing of a multi-year agreement with Redcats USA to provide integrated credit and marketing services including co-brand credit card services to supplement Redcats USA’s existing private label credit card programs as well as providing co-brand credit card services for a new Redcats USA client, The Sportsman’s Guide.

•	In February 2007, we completed the acquisition of Abacus, a division of DoubleClick Inc. and a leading provider of data, data management and analytical services for the retail and catalog industry, as well as other sectors.

•	In March 2007, we announced the signing of a multi-year agreement with Pinellas County Utilities, a municipal water utility providing water and wastewater services to more than 110,000 residential and commercial accounts, to implement a new customer information system and provide ongoing services, including application management and hosting, as well as bill print and mail services.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006, except as follows:

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN No. 48”) an interpretation of Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 7 to the unaudited condensed consolidated financial statements, “Income Taxes” included in this report, for additional detail on our tax positions.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit agreements and our senior note agreements. For the three months ended March 31, 2007, senior debt-to-operating EBITDA was 1.9x compared to a maximum ratio of 2.75x permitted in our credit facilities and in our senior note agreements. Operating EBITDA to interest expense was 10.9x compared to a minimum ratio of 3.5x permitted in our credit facilities and 3.0x permitted in our senior note agreements. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facilities and cash flows from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of March 31, 2007, we had borrowings of $654.0 million outstanding under the credit facilities, $500.0 million under our senior notes, and had $184.0 million in unused borrowing capacity. We were in compliance with our covenants at March 31, 2007, and we expect to be in compliance with these covenants during the year ended December 31, 2007.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net income	$56,860	$56,421
Stock compensation expense	12,093	7,304
Provision for income taxes	35,894	34,450
Interest expense, net	15,827	8,537
Depreciation and other amortization	20,065	15,217
Amortization of purchased intangibles	19,341	12,321

Adjusted EBITDA	160,080	134,250
Change in deferred revenue	13,058	8,253
Change in redemption settlement assets	(16,630)	(5,431)

Operating EBITDA	$156,508	$137,072

Note:	An increase in deferred revenue has a positive impact to operating EBITDA, while an increase in redemption settlement assets has a negative impact to operating EBITDA. Changes in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Changes in redemption settlement assets is also affected by the timing of receipts and transfers of cash.

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

	Three Months Ended March 31,		Change
	2007	2006	$	%
	(In thousands, except percentages)

Revenue:
Marketing Services	$232,470	$176,542	$55,928	31.7%
Credit Services	215,321	199,131	16,190	8.1
Transaction Services	194,315	191,692	2,623	1.4
Other/Eliminations	(92,948)	(90,134)	(2,814)	3.1

Total	$549,158	$477,231	$71,927	15.1%

Adjusted EBITDA:
Marketing Services	$43,939	$26,855	$17,084	63.6%
Credit Services	91,046	78,769	12,277	15.6
Transaction Services	25,095	28,626	(3,531)	(12.3)

Total	$160,080	$134,250	$25,830	19.2%

Stock compensation expense:
Marketing Services	$5,555	$3,141	$2,414	76.9%
Credit Services	2,406	1,089	1,317	120.9
Transaction Services	4,132	3,074	1,058	34.4%

Total	$12,093	$7,304	$4,789	65.6%

Depreciation and amortization:
Marketing Services	$21,716	$11,461	$10,255	89.5%
Credit Services	3,455	2,531	924	36.5
Transaction Services	14,235	13,546	689	5.1

Total	$39,406	$27,538	$11,868	43.1%

Operating expenses(1):
Marketing Services	$188,531	$149,687	$38,844	26.0%
Credit Services	124,275	120,362	3,913	3.3
Transaction Services	169,220	163,066	6,154	3.8
Other/Eliminations	(92,948)	(90,134)	(2,814)	3.1

Total	$389,078	$342,981	$46,097	13.4%

Operating income:
Marketing Services	$16,668	$12,253	$4,415	36.0%
Credit Services	85,185	75,149	10,036	13.4
Transaction Services	6,728	12,006	(5,278)	(44.0)

Total	$108,581	$99,408	$9,173	9.2%

Adjusted EBITDA margin(2):
Marketing Services	18.9%	15.2	3.7%
Credit Services	42.3	39.6	2.7
Transaction Services	12.9	14.9%	(2.0)

Total	29.2%	28.1%	1.1%

Segment operating data:
Statements generated	56,149	51,860	4,289	8.3%
Credit Sales	$1,586,455	$1,494,090	$92,365	6.2%
Average managed receivables	$3,916,191	$3,581,879	$334,312	9.3%
AIR MILES reward miles issued	942,106	856,434	85,672	10.0%
AIR MILES reward miles redeemed	644,329	554,311	90,018	16.2%

(1)	Operating expenses excludes depreciation, amortization and stock compensation expenses.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses. For definition of adjusted EBITDA and reconciliation to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

Revenue.  Total revenue increased $71.9 million, or 15.1%, to $549.2 million for the three months ended March 31, 2007 from $477.2 million for the comparable period in 2006. The increase was due to a 31.7% increase in Marketing Services revenue, an 8.1% increase in Credit Services revenue and a 1.4% increase in Transaction Services revenue as follows:

•	Marketing Services. Marketing Services revenue increased $55.9 million, or 31.7%, due to a combination of strong organic growth and acquisitions completed over the past twelve months. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $11.6 million related to a 16.2% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $2.2 million primarily due to growth in issuances of AIR MILES reward miles in recent years from the roll-out of major national programs, combined with overall firm pricing and expanded commitments from existing sponsors. Changes in the exchange rate of the Canadian dollar had minimal impact on revenue for the AIR MILES Reward Program. Database and direct marketing fees revenue increased approximately $39.1 million due to strong organic growth and the acquisition of Epsilon businesses, DoubleClick Email Solutions, and Abacus.

•	Credit Services. Credit Services revenue increased $16.2 million, or 8.1%, primarily due to a 10.9% increase in securitization income and finance charges, net, partially offset by a decrease in merchant discount fees. Securitization income and finance charges, net increased $17.4 million primarily as a result of a 9.3% increase in average managed receivables and an increase in collected yield. Cost of funds remained flat. This growth was partially offset by the normalization of our net charge-off rate to 5.9% as compared to 4.1% in the first quarter of 2006. The first quarter of 2006 was impacted by abnormally low credit losses resulting from the enactment of bankruptcy reform legislation during the fourth quarter of 2005. In addition, we had a decrease in merchant discount fees primarily as a result of a change in mix of fees received from merchants compared to fees received from cardholders.

•	Transaction Services. Transaction Services revenue increased $2.6 million, or 1.4%, as higher revenues from growth in private label statements generated was offset by a 10.1% decrease in merchant services revenue, while performance in our Utility services was flat to the prior year.

Operating Expenses.  Total operating expenses, excluding depreciation, amortization and stock compensation expense, increased $46.1 million, or 13.4%, to $389.1 million during the three months ended March 31, 2007 from $343.0 million during the comparable period in 2006. Total adjusted EBITDA margin increased to 29.2% for the three months ended March 31, 2007 from 28.1% for the comparable period in 2006 due to increased margins in our Marketing and Credit Services segment, offset by a decreased margin in our Transactions Services segment.

•	Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $38.8 million, or 26.0%, to $188.5 million for the three months ended March 31, 2007 from $149.7 million for the comparable period in 2006. Increases in operating expenses were primarily attributable to the acquisition of the Epsilon businesses, as discussed above. Adjusted EBITDA margin increased to 18.9% for the three months ended March 31, 2007 from 15.2% for the comparable period in 2006. The increase in adjusted EBITDA margin was due to margin expansion in our Epsilon and AIR MILES businesses, and margin contribution from relatively flat allocated corporate overhead.

•	Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $3.9 million, or 3.3%, to $124.3 million for the three months ended March 31, 2007 from $120.4 million for the comparable period in 2006, and adjusted EBITDA margin increased to 42.3% for the three months ended March 31, 2007 from 39.6% for the same period in 2006. The increased adjusted EBITDA margin is the result of growth in our average managed receivables, higher yield, infrastructure leverage and relatively flat allocated corporate overhead.

•	Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $6.2 million, or 3.8%, to $169.2 million for the three months ended March 31, 2007 from $163.0 million for the comparable period in 2006, and adjusted

EBITDA margin decreased to 12.9% for the three months ended March 31, 2007 from 14.9% during the comparable period in 2006. The decrease in adjusted EBITDA margin was due to accrued penalties for late system conversions on utility contracts, additional expenses due to these conversion delays and incremental expenses associated with the ramp-up of a new call center. Current expectations are that these cost overruns will continue through second quarter 2007 and decrease in the latter part of the year.

•	Stock compensation expense. Stock compensation expense increased $4.8 million, or 65.6% to $12.1 million for the three months ended March 31, 2007 from $7.3 million for the comparable period in 2006. The expense associated with restricted stock awards increased $6.2 for the three months ended March 31, 2007 from the comparable period in 2006. The increase was due in part to the true up of certain estimates, including forfeitures upon the adoption of SFAS No. 123(R), of approximately $3.1 million during 2006, and incremental expenses associated with additional issuances of restricted stock subsequent to March 31, 2006 for new hires, discretionary awards, and in connection with acquisitions. The expense related to the issuance of stock options for the three months ended March 31, 2007 decreased $1.4 million from the comparable period in 2006, as the expense associated with certain prior year awards were fully amortized in 2006. During 2006 we shifted the balance of the stock-based awards granted, increasing the number of service-based restricted stock awards and reducing the number of stock options awarded. For the full year 2007, we expect the growth in stock compensation expense to be less than 10%.

•	Depreciation and Amortization. Depreciation and amortization increased $11.9 million, or 43.1%, to $39.4 million for the three months ended March 31, 2007 from $27.5 million for the comparable period in 2006 primarily due to a $7.0 million increase in the amortization of purchased intangibles related to recent acquisitions and an increase of $4.9 million in depreciation and other amortization in part related to 2006 capital expenditures.

Operating Income.  Operating income increased $9.2 million, or 9.2%, to $108.6 million for the three months ended March 31, 2007 from $99.4 million during the comparable period in 2006. Operating income increased due to the revenue and expense factors discussed above.

Interest Income.  Interest income increased $1.1 million, or 63.3%, to $2.9 million for the three months ended March 31, 2007 from $1.8 million for the comparable period in 2006 due to higher average balances of our short term cash investments, as well as an increase in the yield earned on the short term cash investments.

Interest Expense.  Interest expense increased $8.4 million, or 81.6%, to $18.7 million for the three months ended March 31, 2007 from $10.3 million for the comparable period in 2006. Interest expense on core debt, which includes the credit facilities and senior notes, increased $9.1 million as a result of additional borrowings to fund our recent acquisitions and our stock repurchase program as well as an increase in interest rates from the comparable period in 2006. Interest on certificates of deposit remained relatively flat.

Taxes.  Income tax expense increased $1.4 million to $35.9 million for the three months ended March 31, 2007 from $34.4 million in 2006 due to an increase in taxable income. Our effective tax rate increased to 38.7% in 2007 compared to 37.9% in 2006 primarily as a result of the continued impact of the 2006 Canadian tax legislation.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At March 31, 2007, 58.5% of securitized accounts with balances and 61.1% of securitized receivables were for accounts with origination dates greater than 24 months old, which is consistent with the comparable period in 2006.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	March 31,		December 31,
	2007	% of total	2006	% of total
	(Dollars in thousands)

Receivables outstanding	$3,793,902	100%	$4,171,262	100%
Receivables balances contractually delinquent:
31 to 60 days	56,363	1.5%	62,221	1.5%
61 to 90 days	39,835	1.0	40,929	1.0
91 or more days	81,733	2.2	88,078	2.1

Total	$177,931	4.7%	$191,228	4.6%

Net Charge-Offs.  Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. The following table presents our net charge-offs for the periods indicated on a managed basis. Average managed receivables represents the average balance of the cardholder receivables at the beginning of each month in the year indicated.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Average managed receivables	$3,916,191	$3,581,879
Net charge-offs	57,811	37,037
Net charge-offs as a percentage of average managed receivables (annualized)	5.9%	4.1%

The net charge-off rate in the first quarter of 2006 was impacted by abnormally low credit losses resulting from the enactment of bankruptcy reform legislation during the fourth quarter of 2005.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Cash provided by operating activities before change in merchant settlement activity	$17,415	$56,013
Net change in merchant settlement activity	11,201	14,763

Cash provided by operating activities	$28,616	$70,776

We generated cash flow from operating activities before changes in merchant settlement activity of $17.4 million for the three months ended March 31, 2007 as compared to $56.0 million for the comparable period in 2006. The decrease in operating cash flows before changes in merchant settlement activity is related to unfavorable working capital movements. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities.  Cash used in investing activities was $322.9 million for the three months ended March 31, 2007 compared to cash provided by investing activities of $46.2 million of for the comparable period in 2006. Significant components of investing activities are as follows:

•	Acquisitions. Cash outlays, net of cash received, for acquisitions for the three months ended March 31, 2007 was $438.7 million compared to $36.1 million for the comparable period in 2006. In the first quarter of 2007, the cash outlay relates primarily to the acquisition of Abacus. In the first quarter of 2006, the cash outlay primarily relates to the acquisition of ICOM.

•	Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of March 31, 2007, we had over $3.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity was $153.8 million for the three months ended March 31, 2007 and $108.4 million for the comparable period in 2006. We intend to utilize our securitization program for the foreseeable future.

•	Capital Expenditures. Our capital expenditures for the three months ended March 31, 2007 were $21.9 million compared to $20.4 million for the comparable period in 2006. We anticipate capital expenditures to be approximately 5% of annual revenue for the foreseeable future.

Financing Activities.  Cash provided by financing activities was $268.7 million for the three months ended March 31, 2007 compared to cash used of $3.3 million in the comparable period in 2006. Our financing activities during the three months ended March 31, 2007 relate primarily to borrowings and repayments of debt, the repurchase of 1,805,800 shares of our common stock and the issuance and repayment of certificates of deposit.

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

As of March 31, 2007, the WFN Trusts had over $3.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

Certificates of Deposit.  We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 4.3% to 6.0%. As of March 31, 2007, we had $234.1 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities.  On January 24, 2007, we entered into a credit facility which provides for loans in a maximum amount of $400.0 million, or the bridge loan. At the closing of the bridge loan, we borrowed $300.0 million for general corporate purposes including the repayment of debt and the financing of permitted acquisitions. The bridge loan includes an uncommitted accordion feature of up to $100.0 million allowing for future borrowings, subject to certain conditions. The bridge loan is scheduled to mature July 24, 2007. The bridge loan is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the bridge loan. We anticipate refinancing the bridge loan prior to July 24, 2007.

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

In March 2007, we amended our Credit Agreement dated September 29, 2006. The amendment extended the lending commitments under the agreement which were scheduled to terminate on September 29, 2011 to March 30, 2012. In addition, the amendment adjusts the Senior Leverage Ratio applicable to the various levels set forth in the Pricing Schedule in Appendix I of the agreement and the margin applicable to Eurodollar loans. After giving effect to the amendment, the interest rate for Eurodollar loans denominated in U.S. or Canadian Dollars fluctuates based on the rate at which deposits of U.S. Dollars or Canadian Dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Senior Leverage Ratio as defined in the agreement. We paid an amendment fee equal to 0.05% of each bank’s commitment under the agreement.

At March 31, 2007, we had borrowings of $654.0 million outstanding under our credit facilities (with a weighted average interest rate of 6.2%), $2.0 million in letters of credit outstanding, and we had available unused borrowing capacity of approximately $184.0 million. These credit facilities limit our aggregate outstanding letters of credit to $50.0 million. Additional details regarding our credit facilities are set forth in Note 5 to the unaudited condensed consolidated financial statements, “Debt”, under the caption “Credit Facilities.”

We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures. We were in compliance with the covenants under our credit facilities at March 31, 2007.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value as well as a fair value hierarchy that prioritizes the information used to develop the assumptions, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The standard is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities”, (“SFAS No. 159”) to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are currently in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2006 related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures

Evaluation

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2006 did not include the internal controls of ICOM, DoubleClick Email Solutions, CPC or Abacus because of the timing of these acquisitions, which were completed in February 2006, April 2006, October 2006, and February 2007, respectively. As of December 31, 2006, these entities constituted $254.5 million of total assets, $96.4 million of revenues and $6.5 million of net income for the year then ended. In 2007, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include ICOM, DoubleClick Email Solutions, and CPC.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of our outstanding common stock through December 2008, as more fully described in the footnote to the table below. As of March 31, 2007, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs. The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2007:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid per Share	Programs	Plans or Programs(2)(3)
				(In millions)

During 2007:
January	4,584	$66.59	—	$605.2
February	889,980	62.04	884,300	550.3
March	942,006	58.31	921,500	496.7

Total	1,836,570	$60.14	1,805,800	$496.7

(1)	During the period represented by the table, 30,770 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)	On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. As of March 31, 2007, we had repurchased 8,605,522 shares of our common stock for approximately $403.3 million under these programs.

(3)	Debt covenants in our credit facilities restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year was $200.0 million beginning with 2006, increasing to $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the credit facilities.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1		Credit Agreement, dated as of January 24, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2007, File No. 001-15749).
10.2		First Amendment to Credit Agreement, dated as of March 30, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2007, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan
Edward J. Heffernan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2007

By:	/s/ Michael D. Kubic
Michael D. Kubic
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: May 7, 2007

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.2		Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).
3.3		First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).
3.4		Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).
4		Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).
10.1		Credit Agreement, dated as of January 24, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2007, File No. 001-15749).
10.2		First Amendment to Credit Agreement, dated as of March 30, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2007, File No. 001-15749).
*31	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith