Form 10-Q
period 2007-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2007-08-06
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 1, 2007, 78,724,680 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and cash equivalents	$143,133	$180,075
Due from card associations	79,861	108,671
Trade receivables, less allowance for doubtful accounts ($6,346 and $5,325 at June 30, 2007 and December 31, 2006, respectively)	313,174	271,563
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($39,184 and $45,919 at June 30, 2007 and December 31, 2006, respectively)	470,563	569,389
Deferred tax asset, net	94,619	88,722
Other current assets	119,833	91,555

Total current assets	1,221,183	1,309,975
Redemption settlement assets, restricted	288,978	260,957
Property and equipment, net	249,756	208,327
Due from securitizations	327,751	325,457
Intangible assets, net	405,334	263,934
Goodwill	1,215,122	969,971
Other non-current assets	67,991	65,394

Total assets	$3,776,115	$3,404,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$76,332	$112,582
Accrued expenses	161,998	201,904
Merchant settlement obligations	194,926	188,336
Certificates of deposit	258,900	294,800
Credit facilities and other debt, current	308,773	7,902
Other current liabilities	58,765	72,196

Total current liabilities	1,059,694	877,720
Deferred tax liability, net	12,478	44,234
Deferred revenue	738,176	651,506
Certificates of deposit	2,100	4,200
Long-term and other debt	771,069	737,475
Other liabilities	88,723	17,347

Total liabilities	2,672,240	2,332,482
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 87,735 shares and 86,872 shares at June 30, 2007 and December 31, 2006, respectively	877	869
Additional paid-in capital	876,236	834,680
Treasury stock, at cost (9,024 shares and 7,218 shares at June 30, 2007 and December 31, 2006, respectively)	(409,486)	(300,950)
Retained earnings	619,791	527,686
Accumulated other comprehensive income	16,457	9,248

Total stockholders’ equity	1,103,875	1,071,533

Total liabilities and stockholders’ equity	$3,776,115	$3,404,015

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues
Transaction	$169,123	$164,890	$333,636	$325,393
Redemption	100,857	84,870	191,400	163,818
Securitization income and finance charges, net	164,832	141,170	343,194	302,049
Database marketing and direct marketing fees	110,267	77,038	207,012	134,843
Other revenue	18,719	22,479	37,714	41,575

Total revenue	563,798	490,447	1,112,956	967,678
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	402,349	354,353	780,217	684,672
General and administrative	21,216	21,001	44,519	40,967
Depreciation and other amortization	21,502	15,849	41,567	31,066
Amortization of purchased intangibles	21,655	16,062	40,996	28,383
Merger costs	6,171	—	6,171	—

Total operating expenses	472,893	407,265	913,470	785,088

Operating income	90,905	83,182	199,486	182,590
Interest income	(2,024)	(1,310)	(4,885)	(3,062)
Interest expense	21,036	11,369	39,724	21,658

Income before income taxes	71,893	73,123	164,647	163,994
Provision for income taxes	27,804	28,328	63,698	62,778

Net income	$44,089	$44,795	$100,949	$101,216

Net income per share—basic	$0.56	$0.56	$1.28	$1.26

Net income per share—diluted	$0.55	$0.55	$1.25	$1.24

Weighted average shares—basic	78,160	80,074	78,591	79,987

Weighted average shares—diluted	80,504	81,924	80,797	81,707

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,949	$101,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,563	59,449
Deferred income taxes	8,701	(7,706)
Provision for doubtful accounts	13,922	7,231
Fair value gain on interest only strip	(22,050)	(8,250)
Non-cash stock compensation	24,009	19,902
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(20,240)	3,278
Change in merchant settlement activity	35,400	34,058
Change in other assets	(26,102)	(1,431)
Change in accounts payable and accrued expenses	(53,566)	(24,851)
Change in deferred revenue	19,819	27,683
Change in other liabilities	(13,791)	(25,013)
Excess tax benefits from stock-based compensation	(6,862)	(12,110)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	70,870
Other	4,883	5,899

Net cash provided by operating activities	147,635	250,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(5,856)	(11,143)
Payments for acquired businesses, net of cash acquired	(437,963)	(128,118)
Net decrease in seller’s interest and credit card receivables	83,613	42,596
Change in due from securitizations	21,715	19,833
Capital expenditures	(47,532)	(48,627)
Other	(8,866)	(2,476)

Net cash used in investing activities	(394,889)	(127,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,227,000	1,586,742
Repayment of borrowings	(892,000)	(1,488,202)
Certificate of deposit issuances	213,600	73,500
Repayments of certificates of deposits	(251,600)	(262,500)
Payment of capital lease obligations	(5,225)	(3,998)
Payment of deferred financing costs	(1,373)	(1,975)
Excess tax benefits from stock-based compensation	6,862	12,110
Proceeds from issuance of common stock	19,633	32,708
Purchase of treasury shares	(108,536)	(64,432)

Net cash provided by (used in) financing activities	208,361	(116,047)

Effect of exchange rate changes on cash and cash equivalents	1,951	1,561

Change in cash and cash equivalents	(36,942)	7,804
Cash and cash equivalents at beginning of period	180,075	143,213

Cash and cash equivalents at end of period	$143,133	$151,017

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$38,877	$15,598

Income taxes paid, net of refunds	$34,907	$76,212

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

2.	PROPOSED MERGER

On May 17, 2007, the Company entered into an Agreement and Plan of Merger by and among Aladdin Holdco, Inc. (“Parent”), Aladdin Merger Sub, Inc. (“Merger Sub”) and the Company dated as of May 17, 2007 (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly—owned subsidiary of Parent (the “Merger”). Parent is owned by an affiliate of The Blackstone Group. At the effective time of the Merger, each outstanding share of common stock of the Company (the “Common Stock”), other than shares owned by the Company, Parent, any subsidiary of the Company or Parent, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $81.75 in cash, without interest.

In addition, the vesting and/or lapse of restrictions for substantially all stock options, restricted stock awards and restricted stock units will be accelerated at the effective time of the Merger. As a result, holders of stock options will receive cash equal to the intrinsic value of the awards based on a market price of $81.75 per share. Substantially all shares of restricted stock and restricted stock units granted under the Company’s incentive plans outstanding immediately prior to the effective time of the Merger will become fully vested and will be converted into the right to receive an amount in cash equal to $81.75 per outstanding share of restricted stock. Performance-based restricted stock units will become contingently vested based on the Company’s performance through the effective time of the Merger and if the holder is employed by the Company or any Company subsidiary on February 1, 2008, such holder will receive a cash payment equal to $81.75 per outstanding performance-based restricted stock unit. The performance-based vesting criteria applicable to each award of retention restricted stock units will be deemed to have been satisfied, and the retention restricted stock units will become fully vested, if the holder satisfies the time-based vesting criteria (with the applicable vesting dates deemed to be February 21 of

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of 2008, 2009 and 2010), and upon vesting the Company will distribute to each holder a cash payment, together with 8% interest thereon from the effective time of the Merger, equal to the product of $81.75 times the total number of retention restricted stock units subject to such award.

Pending the receipt of stockholder approval and the satisfaction of other customary closing conditions, including regulatory approvals, the Merger is expected to close in the fourth quarter of 2007. The Company filed its definitive proxy statement with the SEC on July 5, 2007 soliciting stockholder approval of the Merger Agreement at a special meeting of the Company’s stockholders to be held on August 8, 2007. The Company filed its Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, notification and report forms with the Federal Trade Commission and the Antitrust Division of the Department of Justice on June 1, 2007 and early termination of the applicable waiting period was granted on June 11, 2007. The Company filed a request for an advance ruling certificate (“ARC”) regarding the Merger under the Competition Act (Canada) with the Canadian Commissioner of Competition on June 1, 2007 and received an ARC on June 7, 2007. The Company filed a notification under the German Act against Restraints of Competition, as amended (the “German Competition Act”) with the German Federal Cartel Office (the “FCO”) on June 14, 2007. The waiting period under the German Competition Act expired on July 14, 2007. Parent filed the required notices with the Office of the Comptroller of the Currency (the “OCC”) on June 28, 2007. Parent also filed the required notices with the Federal Deposit Insurance Corporation (the “FDIC”) and the Utah Department of Financial Institutions (“UDFI”), in each case on July 2, 2007.

The Merger Agreement may be terminated under certain circumstances, including if the Company has received a superior proposal and the Company’s Board of Directors or the special committee of the Company’s Board of Directors (“the Special Committee”) has determined in good faith that the failure to terminate the Merger Agreement would reasonably be expected to be inconsistent with the fiduciary duties of the members of the Board of Directors or Special Committee and the Company otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to reimburse Parent and Merger Sub for their transaction expenses up to $20.0 million and under specified circumstances, the Company will be required to pay Parent, or its designee, a termination fee of $170.0 million less any expenses previously reimbursed. Additionally, under specified circumstances, Parent will be required to pay the Company a termination fee of $170.0 million.

The Company anticipates that substantially all of the Company’s outstanding $250.0 million aggregate principal amount 6.00% Series A and $250.0 million aggregate principal amount 6.14% Series B Senior Notes will either be tendered for or repaid in connection with the Merger. The early retirement of debt will result in the recognition of unamortized debt issuance costs as well as any premium charges associated with early retirement. The Company will also accelerate the recognition of stock compensation expense resulting from the vesting of substantially all outstanding unvested stock options, restricted stock and restricted stock units in connection with the Merger.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which, together with the available cash of the Company, will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses of the transactions contemplated by the Merger Agreement. Consummation of the Merger is not subject to a financing condition, but is subject to customary closing conditions, including the approval of the Company’s stockholders and regulatory clearance. For more information regarding the Merger, see the Company’s definitive proxy statement and proxy supplement filed with the SEC on July 5, 2007 and July 30, 2007, respectively.

During the period ending June 30, 2007, the Company has recorded merger costs of approximately $6.2 million consisting of investment banking, legal, accounting and other costs associated with the Merger.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator
Net income available to common stockholders	$44,089	$44,795	$100,949	$101,216

Denominator
Weighted average shares, basic	78,160	80,074	78,591	79,987
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	753	439	667	326
Net effect of dilutive stock options	1,591	1,411	1,539	1,394

Denominator for diluted calculation	80,504	81,924	80,797	81,707

Basic
Net income per share	$0.56	$0.56	$1.28	$1.26

Diluted
Net income per share	$0.55	$0.55	$1.25	$1.24

4.	ACQUISITIONS

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Abacus acquisition as of the date of purchase. The Company used a third-party for the valuation of the identifiable intangible assets.

As of February 1, 2007
(In thousands)
Current assets	$22,863
Property, plant and equipment	13,844
Capitalized software	19,200
Identifiable intangible assets	169,760
Goodwill	222,935

Total assets acquired	448,602

Current liabilities	9,325

Total liabilities assumed	9,325

Net assets acquired	$439,277

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$563,798	$514,697	$1,121,404	$1,016,877
Net income	$44,089	39,839	$99,183	$91,759
Basic net income per share	$0.56	$0.50	$1.26	$1.15
Diluted net income per share	$0.55	$0.49	$1.23	$1.12

5.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2007
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$293,028	$(132,932)	$160,096	2-20 years—straight line
Premium on purchased credit card portfolios	70,358	(24,664)	45,694	5-10 years—straight line, accelerated
Collector database	66,101	(50,779)	15,322	30 years—15% declining balance
Customer databases	161,732	(9,268)	152,464	4-10 years—straight line
Noncompete agreements	2,160	(873)	1,287	2-5 years—straight line
Favorable lease	1,000	(477)	523	4 years—straight line
Tradenames	11,263	(550)	10,713	4-10 years—straight line
Purchased data lists	7,796	(911)	6,885	1 -5 years—straight line, accelerated basis

	$613,438	$(220,454)	$392,984
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$625,788	$(220,454)	$405,334

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$292,272	$(111,486)	$180,786	2-20 years—straight line
Premium on purchased credit card portfolios	72,108	(21,861)	50,247	5-10 years—straight line, accelerated
Collector database	60,067	(44,916)	15,151	30 years—15% declining balance
Customer databases	2,900	(181)	2,719	4 years—straight line
Noncompete agreements	1,800	(458)	1,342	2-5 years—straight line
Favorable lease	1,000	(341)	659	4 years—straight line
Tradenames	550	(34)	516	4 years—straight line
Purchased data lists	449	(285)	164	1 year—accelerated basis

	$431,146	$(179,562)	$251,584
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$443,496	$(179,562)	$263,934

As a result of the Abacus acquisition, the Company acquired $158.7 million of customer relationships and related databases with a weighted average life of approximately nine years, tradenames of $10.7 million with a weighted average life of 10 years and non-compete agreements of $0.4 million with a weighted average life of one and a half years.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

	Marketing Services	Credit Services	Transaction Services	Total
	(In thousands)
Beginning balance	$635,025	$—	$334,946	$969,971
Goodwill acquired during the period	222,935	—	—	222,935
Effects of foreign currency translation	21,598	—	1,049	22,647
Other, primarily final purchase price adjustments	(431)	—	—	(431)

Ending balance	$879,127	$—	$335,995	$1,215,122

6.	DEBT

Debt consists of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Certificates of deposit	$261,000	$299,000
Senior notes	500,000	500,000
Credit facilities	560,000	225,000
Other	19,842	20,377

	1,340,842	1,044,377
Less: current portion	(567,673)	(302,702)

Long-term portion	$773,169	$741,675

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2007, the certificates of deposit had effective annual fixed rates ranging from 4.3% to 5.7%, and the credit facilities had a weighted average interest rate of 5.9%.

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

On March 30, 2007, the Company amended the consolidated credit facility to extend the lending commitments that were scheduled to terminate on September 29, 2011 to March 30, 2012. In addition, the amendment adjusts the Senior Leverage Ratio applicable to the various levels set forth in the consolidated credit facility and the margin applicable to Eurodollar loans to those reflected below.

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

On January 24, 2007, the Company entered into a credit facility, (the “bridge loan”) which provides for loans up to $400.0 million. At the closing of the bridge loan, the Company borrowed $300.0 million for general

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate purposes including the repayment of debt and the financing of permitted acquisitions. The bridge loan includes an uncommitted accordion feature of up to $100.0 million allowing for future borrowings, subject to certain conditions. The bridge loan is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the bridge loan. On July 6, 2007, the Company amended its bridge loan to extend the maturity date from July 24, 2007 to December 31, 2007.

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

The Company plans to pay off and terminate the consolidated credit facility and the bridge loan upon closing of the Merger described in Note 2 with the proceeds of the equity and debt financing commitments obtained by Parent and Merger Sub. For more information regarding the Merger, see the Company’s definitive proxy statement and proxy supplement filed with the SEC on July 5, 2007 and July 30, 2007, respectively.

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

It is currently anticipated that substantially all of the Company’s outstanding Series A and Series B Senior Notes will either be tendered for or repaid in connection with the Merger.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the three and six months ended June 30, 2007 and 2006 respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Cost of operations	$7,484	$7,299	$14,630	$13,506
General and administrative	4,432	5,299	9,379	6,396

Total	$11,916	$12,598	$24,009	$19,902

As discussed in Note 2, vesting of substantially all of the Company’s stock options, restricted stock awards, and restricted stock units will be accelerated upon closing of the Merger. In February 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FASB Staff Position FSP FAS 123(R)-4 amends SFAS No. 123(R) to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. The Merger described in Note 2 is the contingent event which would result in cash settlement of the Company’s outstanding stock options, restricted stock and restricted stock units. The Company does not believe the Merger is considered probable under FSP FAS 123(R)-4 at this time, due to the existence of certain unfulfilled conditions, including the approval of the Merger by the Company’s stockholders and receipt of regulatory approvals that must be satisfied before Merger is consummated.

In addition, in accordance with the terms of the Merger Agreement, as of June 29, 2007, the Alliance Data Employee Stock Purchase Plan (ESPP) was closed to further contributions.

8.	DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2006	$203,717	$447,789	$651,506
Cash proceeds	67,504	124,716	192,220
Revenue recognized	(56,017)	(116,553)	(172,570)
Other	—	185	185
Effects of foreign currency translation	21,271	45,564	66,835

June 30, 2007	$236,475	$501,701	$738,176

9.	INCOME TAXES

For the three and six months ended June 30, 2007, the Company has utilized an effective tax rate of 38.7% to calculate its provision for income taxes. In accordance with Accounting Principles Board (“APB”) Opinion

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2007 based on all known variables.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, the Company recognized approximately a $9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings.

As of June 30, 2007, the Company has unrecognized tax benefits of approximately $77 million, of which $24 million relate to taxes and $17 million, relate to potential interest and penalties. These unrecognized tax benefits, if recognized at some point in the future, would favorably impact the effective tax rate by approximately $33 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three and six months ended June 30, 2007, the Company recognized approximately $1.3 million and $2.2 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the tax returns filed by the Company are no longer subject to United States Federal or state and local income tax examinations for years before 2003 and are no longer subject to foreign income tax examinations by tax authorities for years before 2002.

10.	COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$44,089	$44,795	$100,949	$101,216
Unrealized loss on securities available-for-sale	(612)	(807)	(274)	(888)
Foreign currency translation adjustments	7,622	3,614	7,483	3,109

Total comprehensive income	$51,099	$47,602	$108,158	$103,437

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	SEGMENT INFORMATION

Consistent with prior periods, the Company classifies its businesses into three segments: Marketing Services, Credit Services and Transaction Services.

	Marketing Services	Credit Services	Transaction Services	Other / Eliminations	Total
	(In thousands)
Three months ended June 30, 2007
Revenues	$262,516	$201,388	$188,652	$(88,758)	$563,798
Adjusted EBITDA(1)	52,285	80,587	19,277	—	152,149
Depreciation and amortization	25,350	3,428	14,379	—	43,157
Stock compensation expense	5,695	2,213	4,008	—	11,916
Merger costs	—	—	—	6,171	6,171
Operating income	21,240	74,946	890	(6,171)	90,905
Interest expense, net	—	—	—	19,012	19,012
Income before income taxes	21,240	74,946	890	(25,183)	71,893
Three months ended June 30, 2006
Revenues	208,652	176,889	193,258	(88,352)	490,447
Adjusted EBITDA(1)	37,442	59,821	30,428	—	127,691
Depreciation and amortization	14,380	3,262	14,269	—	31,911
Stock compensation expense	5,191	2,609	4,798	—	12,598
Merger costs	—	—	—	—	—
Operating income	17,871	53,950	11,361	—	83,182
Interest expense, net	—	—	—	10,059	10,059
Income before income taxes	17,871	53,950	11,361	(10,059)	73,123

	Marketing Services	Credit Services	Transaction Services	Other / Eliminations	Total
	(In thousands)
Six months ended June 30, 2007
Revenues	$494,986	$416,709	$382,967	$(181,706)	$1,112,956
Adjusted EBITDA(1)	96,224	171,633	44,372	—	312,229
Depreciation and amortization	47,066	6,883	28,614	—	82,563
Stock compensation expense	11,250	4,619	8,140	—	24,009
Merger costs	—	—	—	6,171	6,171
Operating income	37,908	160,131	7,618	(6,171)	199,486
Interest expense, net	—	—	—	34,839	34,839
Income before income taxes	37,908	160,131	7,618	(41,010)	164,647
Six months ended June 30, 2006
Revenues	385,194	376,020	384,950	(178,486)	967,678
Adjusted EBITDA(1)	64,297	138,590	59,054	—	261,941
Depreciation and amortization	25,841	5,793	27,815	—	59,449
Stock compensation expense	8,332	3,698	7,872	—	19,902
Merger costs	—	—	—	—	—
Operating income	30,124	129,099	23,367	—	182,590
Interest expense, net	—	—	—	18,596	18,596
Income before income taxes	30,124	129,099	23,367	(18,596)	163,994

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation, amortization and merger costs. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as it is the primary performance metric by which senior management is evaluated.

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

Proposed Merger

On May 17, 2007, we entered into an Agreement and Plan of Merger by and among Aladdin Holdco, Inc. (“Parent”), Aladdin Merger Sub, Inc. (“Merger Sub”) and the Company dated as of May 17, 2007 (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly—owned subsidiary of Parent (the “Merger”). Parent is owned by an affiliate of The Blackstone Group. At the effective time of the Merger, each outstanding share of common stock of the Company, other than shares owned by the Company, Parent, any subsidiary of the Company or Parent, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $81.75 in cash, without interest.

In addition, the vesting and/or lapse of restrictions for substantially all stock options, restricted stock awards and restricted stock units will be accelerated at the effective time of the Merger. As a result, holders of stock options will receive cash equal to the intrinsic value of the awards based on a market price of $81.75 per share. Substantially all shares of restricted stock and restricted stock units granted under our incentive plans outstanding immediately prior to the effective time of the Merger will become fully vested and will be converted into the right to receive an amount in cash equal to $81.75 per outstanding share of restricted stock. Performance-based restricted stock units will become contingently vested based on our performance through the effective time of the Merger and if the holder is employed by us or any of our subsidiaries on February 1, 2008, such holder will receive a cash payment equal to $81.75 per outstanding performance-based restricted stock unit. The performance-based vesting criteria applicable to each award of retention of restricted stock units will be deemed to have been satisfied, and the retention restricted stock units will become fully vested, if the holder satisfies the time-based vesting criteria (with the applicable vesting dates deemed to be February 21 of each of 2008, 2009 and 2010), and upon vesting we will distribute to each holder a cash payment, together with 8% interest thereon from the effective time of the Merger, equal to the product of $81.75 times the total number of retention restricted stock units subject to such award.

Pending the receipt of stockholder approval and the satisfaction of other customary closing conditions, including regulatory approvals, the Merger is expected to close in the fourth quarter of 2007. We filed our definitive proxy statement and proxy supplement with the SEC on July 5, 2007 and July 30, 2007, respectively, soliciting stockholder approval of the Merger Agreement at a special meeting of our stockholders to be held on August 8, 2007. We filed our Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, notification and report forms with the Federal Trade Commission and the Antitrust Division of the Department of Justice on June 1, 2007 and early termination of the applicable waiting period was granted on June 11, 2007. We filed a request for an advance ruling certificate, ARC, regarding the Merger under the Competition Act (Canada) with the Canadian Commissioner of Competition on June 1, 2007 and received an ARC on June 7, 2007. We filed a notification under the German Act against Restraints of Competition, as amended with the German Federal Cartel Office on June 14, 2007. The waiting period under the German Competition Act expired on July 14, 2007. Parent filed the required notices with the Office of the Comptroller of the Currency on June 28, 2007. Parent also filed the required notices with the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions, in each case on July 2, 2007.

Year in Review Highlights

Our six months ended June 30, 2007 results included the following significant new and renewed agreements with significant clients and continued selective execution of our acquisition strategy:

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

•

In April 2007, we announced the signing of a multi-year agreement with Orchard Supply Hardware LLC, a regional home-improvement retailer, to provide commercial and consumer private label credit card services.

•	In April 2007, we announced the signing of a multi-year renewal agreement with Goodyear Canada, a leading tire company, to continue as a sponsor in our Canadian AIR MILES Reward Program.

•

In May 2007, we announced the signing of a multi-year renewal with Truckee Meadows Water Authority, a municipal water utility providing water to more than 92,000 residential and commercial accounts, representing 330,000 end-use residential and commercial customers, to provide a full customer care solution, including customer information systems application hosting and management, call center operations, online customer care, bill print and mail, remittance processing and collection services.

•

In May 2007, we announced the signing of a multi-year agreement with Gardner-White, a top 100 U.S. multi-channel furniture retailer of high-quality, affordable home furnishings, to provide private label credit card services.

•

In June 2007, we announced the signing of a multi-year agreement with Roins Financial Services Limited, a leading insurance company, in which its affiliates Royal & SunAlliance and Johnson Inc. will become national sponsors in our Canadian AIR MILES Reward Program.

•	In June 2007, we announced the signing of a multi-year renewal agreement with A&P Canada, a leading grocer, to continue as a sponsor in our Canadian AIR MILES Reward Program.

•

In June 2007, we announced the signing of a multi-year agreement with Fortunoff, a leading retailer of fine jewelry, home furnishings and seasonal items, to provide integrated credit and marketing services including co-brand credit card services to supplement their existing private label credit card program.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006, except as follows:

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of Statement of Financial Accounting Standards No. 109. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 9 to the unaudited condensed consolidated financial statements, “Income Taxes” included in this report, for additional detail on our tax positions.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non—GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, amortization of purchased intangibles, and merger costs. Operating EBITDA is a non—GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit agreements and our senior note agreements. For the six months ended June 30, 2007, senior debt-to-operating EBITDA was 1.6x compared to a maximum ratio of 2.75x permitted in our credit facilities and in our senior note agreements. Operating EBITDA to interest expense was 10.1x compared to a minimum ratio of 3.5x permitted in our credit facilities and 3.0x permitted in our senior note agreements. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facilities and cash flows from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of June 30, 2007, we had borrowings of $560.0 million outstanding under the credit facilities, $500.0 million under our senior notes, and had $278.0 million in unused borrowing capacity. We were in compliance with our covenants at June 30, 2007, and we expect to be in compliance with these covenants during the year ended December 31, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$44,089	$44,795	$100,949	$101,216
Stock compensation expense	11,916	12,598	24,009	19,902
Provision for income taxes	27,804	28,328	63,698	62,778
Interest expense, net	19,012	10,059	34,839	18,596
Depreciation and other amortization	21,502	15,849	41,567	31,066
Amortization of purchased intangibles	21,655	16,062	40,996	28,383
Merger costs	6,171	—	6,171	—

Adjusted EBITDA	152,149	127,691	312,229	261,941
Change in deferred revenue	73,612	43,541	86,670	51,794
Change in redemption settlement assets	(11,391)	(14,371)	(28,021)	(19,802)

Operating EBITDA	$214,370	$156,861	$370,878	$293,933

Note: An increase in deferred revenue has a positive impact to operating EBITDA, while an increase in redemption settlement assets has a negative impact to operating EBITDA. Changes in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Changes in redemption settlement assets are also affected by the timing of receipts and transfers of cash.

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three Months Ended June 30,		Change
	2007	2006	$	%
	(In thousands, except percentages)
Revenue:
Marketing Services	$262,516	$208,652	$53,864	25.8%
Credit Services	201,388	176,889	24,499	13.8
Transaction Services	188,652	193,258	(4,606)	(2.4)
Other/Eliminations	(88,758)	(88,352)	(406)	0.5

Total	$563,798	$490,447	$73,351	15.0%

Adjusted EBITDA:
Marketing Services	$52,285	$37,442	$14,843	39.6%
Credit Services	80,587	59,821	20,766	34.7
Transaction Services	19,277	30,428	(11,151)	(36.6)

Total	$152,149	$127,691	$24,458	19.2%

Stock compensation expense:
Marketing Services	$5,695	$5,191	$504	9.7%
Credit Services	2,213	2,609	(396)	(15.2)
Transaction Services	4,008	4,798	(790)	(16.5)

Total	$11,916	$12,598	$(682)	(5.4)%

Depreciation and amortization:
Marketing Services	$25,350	$14,380	$10,970	76.3%
Credit Services	3,428	3,262	166	5.1
Transaction Services	14,379	14,269	110	0.8

Total	$43,157	$31,911	$11,246	35.2%

Operating expenses(1):
Marketing Services	$210,231	$171,210	$39,021	22.8%
Credit Services	120,801	117,068	3,733	3.2
Transaction Services	169,375	162,830	6,545	4.0
Other/Eliminations	(88,758)	(88,352)	(406)	0.5

Total	$411,649	$362,756	$48,893	13.5%

Operating income:
Marketing Services	$21,240	$17,871	$3,369	18.9%
Credit Services	74,946	53,950	20,996	38.9
Transaction Services	890	11,361	(10,471)	(92.2)
Other/Eliminations	(6,171)	—	(6,171)	—

Total	$90,905	$83,182	$7,723	9.3%

Adjusted EBITDA margin(2):
Marketing Services	19.9%	17.9%	2.0%
Credit Services	40.0	33.8	6.2
Transaction Services	10.2	15.7	(5.5)

Total	27.0%	26.0%	1.0%

Segment operating data:
Statements generated	54,861	52,193	2,668	5.1%
Credit Sales	$1,917,194	$1,884,168	33,026	1.8
Average managed receivables	$3,853,346	$3,556,953	296,393	8.3
AIR MILES reward miles issued	1,036,083	963,921	72,162	7.5
AIR MILES reward miles redeemed	673,923	580,252	93,671	16.1

(1)	Operating expenses excludes depreciation, amortization, merger costs and stock compensation expense.
(2)

Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses. For the definition of adjusted EBITDA and reconciliation to net income, the most closely comparable GAAP measure, see “Use of Non-GAAP Financial Measures” included elsewhere in this report.

Revenue. Total revenue increased $73.4 million, or 15.0%, to $563.8 million for the three months ended June 30, 2007 from $490.5 million for the comparable period in 2006. The increase was due to a 25.8% increase in Marketing Services revenue and a 13.8% increase in Credit Services revenue, offset by a 2.4% decrease in Transaction Services revenue as follows:

•

Marketing Services. Marketing Services revenue increased $53.9 million, or 25.8%, due to a combination of strong organic growth and acquisitions completed over the past twelve months. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $16.0 million related to a 16.1% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $3.5 million primarily due to growth in issuances of AIR MILES reward miles in recent years from the roll-out of major national programs, combined with overall firm pricing and expanded commitments from existing sponsors. Changes in the exchange rate of the Canadian dollar had a $2.9 million positive impact on revenue for the AIR MILES Reward Program. Database and direct marketing fees revenue increased approximately $32.8 million primarily due to the acquisition of Epsilon businesses, Abacus and CPC Associates, as well as organic growth within the business.

•

Credit Services. Credit Services revenue increased $24.5 million, or 13.8%, primarily due to a 16.8% increase in securitization income and finance charges, net. Securitization income and finance charges, net increased $23.7 million primarily as a result of an 8.3% increase in our average managed receivables, an increase in collected yield and a slight improvement in the cost of funds. In addition, we had a decrease in merchant discount fees primarily as a result of a change in mix of fees received from merchants compared to fees received from cardholders.

•

Transaction Services. Transaction Services revenue decreased $4.6 million, or 2.4%, primarily as a result of attrition and pricing concessions in the non-core merchant services business and a decline in consulting services provided by the Utility services business.

Operating Expenses. Total operating expenses, excluding stock compensation expense, depreciation, amortization and merger costs increased $48.9 million, or 13.5%, to $411.6 million during the three months ended June 30, 2007 from $362.8 million during the comparable period in 2006. Total adjusted EBITDA margin increased to 27.0% for the three months ended June 30, 2007 from 26.0% for the comparable period in 2006 due to increased adjusted EBITDA margins across Marketing Services and Credit Services and offset by the decline in adjusted EBITDA margin for Transaction Services.

•

Marketing Services. Marketing Services operating expenses, excluding stock compensation expense, depreciation, amortization and merger costs, increased $39.0 million, or 22.8%, to $210.2 million for the three months ended June 30, 2007 from $171.2 million for the comparable period in 2006, and adjusted EBITDA margin increased to 19.9% for the three months ended June 30, 2007 compared to 17.9% for the same period in 2006. Increases in operating expenses were primarily attributable to the acquisition of the Epsilon businesses, as discussed above, and higher volume driven redemption cost of sales in our AIR MILES Reward Program. The increase in adjusted EBITDA margin was due to the inherent leverage associated with growth in our Epsilon and AIR MILES businesses.

•

Credit Services. Credit Services operating expenses, excluding stock compensation expense, depreciation, amortization and merger costs, increased $3.7 million, or 3.2%, to $120.8 million for the three months ended June 30, 2007 from $117.1 million for the comparable period in 2006, and adjusted EBITDA margin increased to 40.0% for the three months ended June 30, 2007 from 33.8% for the same period in 2006. The increase in adjusted EBITDA margin is the result of growth in our average managed receivables and a higher collected yield. The adjusted EBITDA margins also benefited from lower loss rates than anticipated attributable to increased staffing levels in our call centers and customer relationship areas as those costs were borne by the Transaction Services segment.

•

Transaction Services. Transaction Services operating expenses, excluding stock compensation expense, depreciation, amortization and merger costs, increased $6.5 million, or 4.0%, to $169.4 million for the three months ended June 30, 2007 from $162.8 million for the comparable period in 2006, and adjusted

EBITDA margin decreased to 10.2% for the three months ended June 30, 2007 from 15.7% during the comparable period in 2006. The decrease in adjusted EBITDA margin resulted from not only revenue declines as discussed above, but also additional expenses due to Utility system conversion delays. Current expectations are that these cost overruns will decrease in the latter part of the year and expenditures in Utility services will return to normal levels. In addition, our private label retail services business experienced an increase in salary expense related to additional staffing for our call centers and customer relationship areas. These costs were not passed through to the Credit Services segment as this servicing fee is only adjusted annually.

•

Stock compensation expense. Stock compensation expense decreased $0.7 million, or 5.4%, to $11.9 million for the three months ended June 30, 2007 from $12.6 million for the comparable period in 2006. The expense related to stock options issued prior to 2007 decreased approximately $2.8 million as certain awards had fully amortized in June 2006 and January 2007, respectively. This was offset by an increase of expense of approximately $2.2 million associated with additional issuances of restricted stock awards during 2007.

•

Depreciation and Amortization. Depreciation and amortization increased $11.2 million, or 35.2%, to $43.2 million for the three months ended June 30, 2007 from $31.9 million for the comparable period in 2006 primarily due to a $5.6 million increase in the amortization of purchased intangibles related to recent acquisitions and an increase of $5.6 million in depreciation and other amortization which has also been impacted by recent acquisitions and capital expenditures.

•

Merger costs. In the second quarter of 2007, we entered into a merger agreement with an affiliate of The Blackstone Group which we expect to close in the fourth quarter of 2007. Costs associated with the Merger were approximately $6.2 million for the three months ended June 30, 2007 and include investment banking, legal and accounting costs.

Operating Income. Operating income increased $7.7 million, or 9.3%, to $90.9 million for the three months ended June 30, 2007 from $83.2 million during the comparable period in 2006. Operating income increased due to the revenue and expense factors discussed above.

Interest Income. Interest income increased $0.7 million, or 54.5%, to $2.0 million for the three months ended June 30, 2007 from $1.3 million for the comparable period in 2006 due to higher average balances of our short term cash investments, as well as an increase in the yield earned on the short term cash investments.

Interest Expense. Interest expense increased $9.7 million, or 85.0%, to $21.0 million for the three months ended June 30, 2007 from $11.4 million for the comparable period in 2006. Core debt interest expense increased $9.4 million primarily as a result of additional borrowings to fund recent acquisitions. Interest on our certificates of deposit remained relatively flat as higher interest rates were offset by lower balances.

Taxes. Income tax expense decreased $0.5 million to $27.8 million for the three months ended June 30, 2007 from $28.3 million for the comparable period in 2006 due to a decrease in taxable income. Our effective tax rate remained flat at 38.7%.

Results of Operations

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six Months Ended June 30,		Change
	2007	2006	$	%
	(In thousands, except percentages)
Revenue:
Marketing Services	$494,986	$385,194	$109,792	28.5%
Credit Services	416,709	376,020	40,689	10.8
Transaction Services	382,967	384,950	(1,983)	(0.5)
Other/Eliminations	(181,706)	(178,486)	(3,220)	1.8

Total	$1,112,956	$967,678	$145,278	15.0%

Adjusted EBITDA:
Marketing Services	$96,224	$64,297	$31,927	49.7%
Credit Services	171,633	138,590	33,043	23.8
Transaction Services	44,372	59,054	(14,682)	(24.9)

Total	$312,229	$261,941	$50,288	19.2%

Stock compensation expense:
Marketing Services	$11,250	$8,332	$2,918	35.0%
Credit Services	4,619	3,698	921	24.9
Transaction Services	8,140	7,872	268	3.4

Total	$24,009	$19,902	$4,107	20.6%

Depreciation and amortization:
Marketing Services	$47,066	$25,841	$21,225	82.1%
Credit Services	6,883	5,793	1,090	18.8
Transaction Services	28,614	27,815	799	2.9

Total	$82,563	$59,449	$23,114	38.9%

Operating expenses(1):
Marketing Services	$398,762	$320,897	$77,865	24.3%
Credit Services	245,076	237,430	7,646	3.2
Transaction Services	338,595	325,896	12,699	3.9
Other/Eliminations	(181,706)	(178,486)	(3,220)	1.8

Total	$800,727	$705,737	$94,990	13.5%

Operating income:
Marketing Services	$37,908	$30,124	$7,784	25.8%
Credit Services	160,131	129,099	31,032	24.0
Transaction Services	7,618	23,367	(15,749)	(67.4)
Other/Eliminations	(6,171)	—	(6,171)	—

Total	$199,486	$182,590	$16,896	9.3%

Adjusted EBITDA margin(2):
Marketing Services	19.4%	16.7%	2.7%
Credit Services	41.2	36.9	4.3
Transaction Services	11.6	15.3	(3.7)

Total	28.1%	27.1%	1.0%

Segment operating data:
Statements generated	111,010	104,053	6,957	6.7%
Credit Sales	$3,503,649	$3,378,258	125,391	3.7
Average managed receivables	$3,884,768	$3,569,416	315,352	8.8
AIR MILES reward miles issued	1,978,189	1,820,355	157,834	8.7
AIR MILES reward miles redeemed	1,318,252	1,134,563	183,689	16.2

(1)	Operating expenses excludes depreciation, amortization and stock compensation expense.
(2)

Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses. For the definition of adjusted EBITDA and reconciliation to net income, the most closely comparable GAAP measure, see “Use of Non-GAAP Financial Measures” included elsewhere in this report.

Revenue. Total revenue increased $145.3 million, or 15.0%, to $1,113.0 million for the six months ended June 30, 2007 from $967.7 million for the comparable period in 2006. The increase was due to a 28.5% increase in Marketing Services and a 10.8% increase in Credit Services, offset by a 0.5% decrease in Transaction Services revenue as follows:

•

Marketing Services. Marketing Services revenue increased $109.8 million, or 28.5%, due to a combination of strong organic growth and acquisitions completed over the past twelve months. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $27.6 million related to a 16.2% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $5.8 million primarily related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs. Changes in the exchange rate of the Canadian dollar had a $1.1 million positive impact on revenue for the AIR MILES Reward Program. Database and direct marketing fees revenue increased by $71.9 million primarily related to Epsilon, and its recent acquisitions of ICOM, DoubleClick and Abacus as well as organic growth within the business.

•

Credit Services. Credit Services revenue increased $40.7 million, or 10.8%, primarily due to a 13.6% increase in securitization income and finance charges, net. Securitization income and finance charges, net increased $41.1 million primarily as a result of an 8.8% increase in our average managed receivables and an increase in collected yield. In addition, we had a decrease in merchant discount fees primarily as a result of a change in mix of fees received from merchants compared to fees received from cardholders.

•	Transaction Services. Transaction Services revenue decreased $2.0 million, or 0.5%, as a result of attrition and pricing concessions in our merchant services business.

Operating Expenses. Total operating expenses, excluding stock compensation expense, depreciation, amortization and merger costs, increased $95.0 million, or 13.5%, to $800.7 million during the six months ended June 30, 2007 from $705.7 million during the comparable period in 2006. Adjusted EBITDA margin increased to 28.1% for the six months ended June 30, 2007 from 27.1% for the comparable period in 2006 due to increased adjusted EBITDA margins across Marketing Services and Credit Services, offset by a decrease in margin for Transaction Services.

•

Marketing Services. Marketing Services operating expenses, excluding stock compensation expense, depreciation, amortization and merger costs, increased $77.9 million, or 24.3%, to $398.8 million for the six months ended June 30, 2007 from $320.9 million for the comparable period in 2006, and adjusted EBITDA margin increased to 19.4% for the six months ended June 30, 2007 from 16.7% for the comparable period in 2006. Increases in operating expenses were primarily attributable to the acquisition of the Epsilon businesses, as discussed above. The increase in adjusted EBITDA margin was due to the inherent leverage associated with growth in our Epsilon and AIR MILES businesses.

•

Credit Services. Credit Services operating expenses, excluding stock compensation expense, depreciation, amortization and merger costs, increased $7.6 million, or 3.2%, to $245.1 million for the six months ended June 30, 2007 from $237.4 million for the comparable period in 2006, and adjusted EBITDA margin increased to 41.2% for the six months ended June 30, 2007 from 36.9% for the comparable period in 2006. The increased adjusted EBITDA margin is the result of favorable revenue trends from an increase in our average managed receivables and an increase in collected yield. The adjusted EBITDA margin also benefited from lower loss rates than anticipated attributable to increased staffing levels in our call centers and customer relationship areas as those costs were borne by the Transaction Services segment.

•

Transaction Services. Transaction Services operating expenses, excluding stock compensation expense, depreciation, amortization and merger costs, increased $12.7 million, or 3.9%, to $338.6 million for the six months ended June 30, 2007 from $325.9 million for the comparable period in 2006, and adjusted EBITDA margin decreased to 11.6% for the six months ended June 30, 2007 from 15.3% during the comparable period in 2006. The decrease in adjusted EBITDA margin was due to accrued penalties for late system conversions on Utility contracts, additional expenses due to these conversion delays and incremental expenses associated with the ramp-up of a new call center. Current expectations are that these cost overruns will decrease in the latter part of the year. In addition, our private label retail services business experienced an increase in salary expense related to additional staffing for our call centers and customer relationship areas. These costs were not passed through to the Credit Services segment as this servicing fee is only adjusted annually.

•

Stock compensation expense. Stock compensation expense increased $4.1 million, or 20.6%, to $24.0 million for the six months ended June 30, 2007 from $19.9 million for the comparable period in 2006. The increase was due in part to the true up of certain estimates, including forfeitures upon the adoption of SFAS No. 123(R) in 2006, of approximately $3.6 million and $0.5 million in incremental expenses associated with additional issuances of restricted stock.

•

Depreciation and Amortization. Depreciation and amortization increased $23.1 million, or 38.9%, to $82.6 million for the six months ended June 30, 2007 from $59.4 million for the comparable period in 2006 primarily due to a $12.6 million increase in the amortization of purchased intangibles related to recent acquisitions and an increase of $10.5 million in depreciation and other amortization related in part to recent acquisitions as well as 2006 capital expenditures.

•

Merger costs. In the second quarter of 2007, we entered into a merger agreement with an affiliate of The Blackstone Group which we expect to close in the fourth quarter of 2007. Costs associated with the Merger were approximately $6.2 million for the six months ended June 30, 2007 and include investment banking, legal and accounting costs.

Operating Income. Operating income increased $16.9 million, or 9.3%, to $199.5 million for the six months ended June 30, 2007 from $182.6 million during the comparable period in 2006. Operating income increased due to the revenue and expense factors discussed above.

Interest Income. Interest income increased $1.8 million, or 59.6%, to $4.9 million for the six months ended June 30, 2007 from $3.1 million for the comparable period in 2006 due to higher average balances of our short term cash investments, as well as an increase in the yield earned on the short term cash investments.

Interest Expense. Interest expense increased $18.1 million, or 83.4%, to $39.7 million for the six months ended June 30, 2007 from $21.6 million for the comparable period in 2006. Interest expense on core debt, which includes the credit facilities and senior notes, increased $18.6 million as a result of additional borrowings to fund our recent acquisitions and our stock repurchase program as well as an increase in interest rates from the comparable period in 2006. Interest on certificates of deposit remained relatively flat.

Taxes. Income tax expense increased $0.9 million to $63.7 million for the six months ended June 30, 2007 from $62.8 million in 2006 due to an increase in taxable income. Our effective tax rate increased to 38.7% for the six months ended June 30, 2007 compared to 38.3% in 2006, primarily as a result of the continued impact of the 2006 Canadian tax legislation.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At June 30, 2007, 58.6% of securitized accounts with balances and 62.0% of securitized receivables were for accounts with origination dates greater than 24 months old, as compared to 57.2% and 60.8%, respectively at June 30, 2006.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	June 30, 2007	% of total	December 31, 2006	% of total
	(Dollars in thousands)
Receivables outstanding	$3,920,320	100.0%	$4,171,262	100.0%
Receivables balances contractually delinquent:
31 to 60 days	70,815	1.8	62,221	1.5
61 to 90 days	45,656	1.2	40,929	1.0
91 or more days	82,965	2.1	88,078	2.1

Total	$199,436	5.1%	$191,228	4.6%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Average managed receivables	$3,853,346	$3,556,953	$3,884,768	$3,569,416
Net charge-offs	51,293	42,438	109,104	79,475
Net charge-offs as a percentage of average managed receivables (annualized)	5.3%	4.8%	5.6%	4.5%

The net charge-off rate during 2006 was impacted by abnormally low credit losses resulting from the enactment of bankruptcy reform legislation during the fourth quarter of 2005. Although we continue to benefit from the impact of the legislation in our 2007 results, the impact is significantly less than in 2006.

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

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash provided by operating activities before proceeds from the sale of credit card portfolios and change in merchant settlement activity	$112,235	$145,297
Proceeds from the sale of credit card portfolios to the securitization trusts	—	70,870
Net change in merchant settlement activity	35,400	34,058

Cash provided by operating activities	$147,635	$250,225

We generated cash flow from operating activities before proceeds from the sale of credit card portfolios and change in merchant settlement activity of $112.2 million for the six months ended June 30, 2007 as compared to $145.3 million for the comparable period in 2006. The decrease in operating cash flows before changes in merchant settlement activity is related to unfavorable working capital movements for the six months ended June 30, 2007. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $394.9 million for the six months ended June 30, 2007 compared to $127.9 million of for the comparable period in 2006. Significant components of investing activities are as follows:

•

Acquisitions. Cash outlays, net of cash received, for acquisitions for the six months ended June 30, 2007 was $438.0 million compared to $128.1 million for the comparable period in 2006. In 2007, the cash outlay relates primarily to the acquisition of Abacus. In 2006, the cash outlay primarily relates to the acquisition of ICOM and DoubleClick Email Solutions.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of June 30, 2007, we had over $3.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity and on-balance sheet credit card activity was $105.3 million for the six months ended June 30, 2007 and $62.4 million for the comparable period in 2006. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2007 were $47.5 million compared to $48.6 million for the comparable period in 2006. We anticipate capital expenditures to be approximately 5% of annual revenue for the foreseeable future.

Financing Activities. Cash provided by financing activities was $208.4 million for the six months ended June 30, 2007 compared to cash used of $116.0 million in the comparable period in 2006. Our financing activities during the six months ended June 30, 2007 relate primarily to borrowings and repayments of debt, the repurchase of 1,805,800 shares of our common stock and the issuance and repayment of certificates of deposit.

Liquidity Sources. In addition to cash generated from operating activities, we have four main sources of liquidity: securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facilities and issuances of equity securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet working capital needs, capital expenditures, and other business requirements excluding the Merger for at least the next 12 months. If the Merger is consummated, we expect it will have a significant impact on liquidity and capital resources. Parent and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which, together with the available cash, will be sufficient for Parent and Merger Sub to pay the aggregate merger consideration and all related fees and expenses of the transactions contemplated by the Merger Agreement.

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

As of June 30, 2007, the WFN Trusts had over $3.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 4.3% to 5.7%. As of June 30, 2007, we had $261.0 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities. On January 24, 2007, we entered into a credit facility that provides for loans in a maximum amount of $400.0 million, or the bridge loan. At the closing of the bridge loan, we borrowed $300.0 million for general corporate purposes including the repayment of debt and the financing of permitted acquisitions. The bridge loan includes an uncommitted accordion feature of up to $100.0 million allowing for future borrowings, subject to certain conditions. On July 6, 2007, we amended the bridge loan to extend the maturity date from July 24, 2007 to December 31, 2007.

In March 2007, we amended our Credit Agreement dated September 29, 2006. The amendment extended the lending commitments under the agreement which were scheduled to terminate on September 29, 2011 to March 30, 2012. In addition, the amendment adjusts the Senior Leverage Ratio applicable to the various levels set forth in the agreement and the margin applicable to Eurodollar loans. After giving effect to the amendment, the interest rate for Eurodollar loans denominated in U.S. or Canadian Dollars fluctuates based on the rate at which deposits of U.S. Dollars or Canadian Dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Senior Leverage Ratio as defined in the agreement. We paid an amendment fee equal to 0.05% of each bank’s commitment under the agreement.

At June 30, 2007, we had borrowings of $560.0 million outstanding under our credit facilities (with a weighted average interest rate of 5.9%), $2.0 million in letters of credit outstanding, and we had available unused borrowing capacity of approximately $278.0 million. These credit facilities limit our aggregate outstanding letters of credit to $50.0 million. Additional details regarding our credit facilities are set forth in Note 6 to our unaudited condensed consolidated financial statements, “Debt”, under the caption “Credit Facilities.” We were in compliance with the covenants under our credit facilities at June 30, 2007.

We plan to undertake a tender offer for our senior notes and pay off and terminate each of our credit facilities upon the closing of the Merger described in Note 2.

We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures. However, we will incur significant indebtedness in order to complete the Merger and our future financing needs will be materially impacted by the Merger. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions or take advantage of business opportunities. Following the Merger, our ability to fund working capital, capital expenditures, debt service, strategic acquisitions, and other investments will depend on our ability to generate cash flows from operations, which is subject to general economic, financial, competitive, regulatory and other factors that are not within our control.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are currently in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2006 related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures

Evaluation

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the second quarter of 2007, we started the process of converting Abacus’ legacy general ledger platform to the platform utilized by the majority of our business units. We expect this conversion to be completed in the third quarter of 2007. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in this report and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We are aware of four lawsuits filed against the Company and its directors in connection with the Merger. On May 18, 2007, Sherryl Halpern filed a putative class action (cause no. 07-04689) on behalf of Company stockholders in the 68th Judicial District of Dallas County, Texas against the Company, all of its directors and

Blackstone (the “Halpern Petition”). On May 21, 2007, Levy Investments, Ltd. (“Levy”) filed a purported derivative lawsuit (cause no. 219-01742-07) on behalf of the Company, in the 219th Judicial District of Collin County, Texas against all of the Company’s directors and Blackstone (the “Levy Petition”) (this suit was subsequently transferred to the 296th Judicial District of Collin County, Texas and assumed the cause no. 296-01742-07). On May 29, 2007, Linda Levine filed a putative class action (cause no. 07-05009) on behalf of Company stockholders in the 192nd Judicial District of Dallas County, Texas against the Company and all of its directors (the “Levine Petition”). On May 31, 2007, the J&V Charitable Remainder Trust filed a putative class action (cause no. 07-05127-F) on behalf of Company stockholders in the 116th Judicial District of Dallas County, Texas against the Company, all of its directors and the Blackstone Group (the “J&V Petition”).

The three putative class actions have been consolidated in the 68th Judicial District Court of Dallas County, Texas under the caption In re Alliance Data Corp. Class Action Litigation, No. 07-04689. On July 16, 2007, a consolidated class action petition was filed in that action. The consolidated class action petition seeks a declaration that the action is a proper class action, an order preliminarily and permanently enjoining the Merger, a declaration that the director defendants have breached their fiduciary duties and an award of fees, expenses and costs. The Company and its directors had previously filed general denials in response to the Halpern and Levine Petitions, which by operation of law carry over to the consolidated lawsuits.

The derivative action filed by Levy has been transferred to the 68th Judicial District Court of Dallas County, Texas. On July 18, 2007, Levy filed an amended derivative petition seeking an injunction preventing consummation of the Merger, an order directing the director defendants to exercise their fiduciary duties to obtain a transaction beneficial to the Company and its stockholders, a declaration that the Merger Agreement was entered into in breach of the director defendants’ fiduciary duties and is unlawful and unenforceable, an order rescinding the Merger Agreement, the imposition of a constructive trust upon any benefits improperly received by the director defendants and an award of costs and disbursements, including reasonable attorneys’ and experts’ fees. On July 24, 2007, the Company and its directors filed their Motion to Abate, Plea to the Jurisdiction and Special Exceptions.

The Company denies all of the allegations in the consolidated class action petition and the amended derivative petition, contends that the asserted claims are baseless and strongly believes that its disclosures in the Company’s definitive proxy statement filed with the SEC on July 5, 2007 are appropriate and adequate under applicable law. Nevertheless, in order to lessen the risk of any delay of the closing of the Merger as a result of the litigation, the Company made available to its stockholders certain additional information in connection with the Merger, which was filed with the SEC on July 27, 2007 and subsequently mailed to stockholders on or about July 28, 2007. Class action and derivative plaintiffs withdrew their motions to enjoin the August 8, 2007 special meeting of stockholders.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, however, we are adding the following new risk factor related to the Merger.

We cannot make any assurance that the Merger will be consummated.

Consummation of the Merger is subject to the satisfaction of various closing conditions, including approval of the Merger by a vote of two-thirds of the outstanding shares of our common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, issuance of a ruling under the Competition Act (Canada) or expiration, termination or waiver under that Act, approval of the Federal Deposit Insurance Corporation , the Office of the Comptroller of the Currency and the Utah Commissioner of Financial Institutions and other customary closing conditions described in the Merger Agreement. We cannot guarantee that these closing conditions will be satisfied or that the Merger will be successfully completed. In the event that the Merger is not completed:

•	management’s attention from our day-to-day business may be diverted;

•	we may lose key employees;

•	our relationships with customers and vendors may be disrupted as a result of uncertainties with regard to our business and prospects;

•	we may be required to pay significant transaction costs related to the Merger; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the Merger will be completed.

Any such events could have a material negative impact on our results of operations and financial condition and could adversely affect our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of our outstanding common stock through December 2008, as more fully described in the footnote to the table below. As of June 30, 2007, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs. The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
				(In millions)
During 2007:
April	3,257	$56.82	—	$496.7
May	4,104	75.11	—	496.7
June	5,861	77.64	—	496.7

Total	13,222	$71.73	—	$496.7

(1)

During the period represented by the table, 13,222 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. As of June 30, 2007, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs.

(3)

In the Merger Agreement, we agreed that from May 17, 2007 until the effective time of the Merger, with certain exceptions, that we would not purchase any of our capital stock, which includes suspension of any repurchases under the third stock repurchase program or otherwise. Debt covenants in our credit facilities restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year was $200.0 million beginning with 2006, increasing to $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the credit facilities.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 6, 2007, the Annual Meeting of Stockholders (“Annual Meeting”) was held at our corporate headquarters at 17655 Waterview Parkway, Dallas, Texas 75252. A total of 75,661,402 of our shares of common stock were present or represented by proxy at the Annual Meeting. This represented more than 96% of our shares outstanding as of April 12, 2007, the record date set for the Annual Meeting. Two management proposals were voted upon at the Annual Meeting and each was approved. Each of Lawrence M. Benveniste, D. Keith Cobb, and Kenneth R. Jensen was re-elected as a Class I director of the Company to serve until the 2010 annual meeting of stockholders and until his successor is duly elected and qualified, and the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for 2007 was ratified and approved by the stockholders.

The results of the tabulation of the votes cast at the Annual Meeting are as follows:

	For (#)	Withhold (#)
Proposal 1—Re-Election of Directors:
Lawrence M. Beneveniste, Ph.D.	73,987,324	1,674,078
D. Keith Cobb	73,805,950	1,855,452
Kenneth R. Jensen	73,986,513	1,674,889

	For (#)	Against (#)	Abstain (#)
Proposal 2—Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for 2007	73,918,964	719,402	1,023,036

Item 5.	Other Information.

(a)	On July 6, 2007, the Company amended its bridge loan to extend the maturity date from July 24, 2007 to December 31, 2007.

(b)	None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Aladdin Holdco, Inc., Aladdin Merger Sub, Inc. and Alliance Data Systems Corporation dated as of May 17, 2007 (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2007, File No. 001-15749).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

*10.1	First Amendment to Credit Agreement, dated July 6, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

	By:	/s/ EDWARD J. HEFFERNAN
Date: August 6, 2007		Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MICHAEL D. KUBIC
Date: August 6, 2007		Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Aladdin Holdco, Inc., Aladdin Merger Sub, Inc. and Alliance Data Systems Corporation dated as of May 17, 2007 (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2007, File No. 001-15749).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

*10.1	First Amendment to Credit Agreement, dated July 6, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith