Form 10-Q
period 2007-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2007-11-06
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As November 2, 2007, 78,740,781 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and cash equivalents	$215,339	$180,075
Due from card associations	138,460	108,671
Trade receivables, less allowance for doubtful accounts ($6,737 and $5,325 at September 30, 2007 and December 31, 2006, respectively)	322,453	271,563
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($37,780 and $45,919 at September 30, 2007 and December 31, 2006, respectively)	537,245	569,389
Deferred tax asset, net	89,670	88,722
Other current assets	117,343	91,555

Total current assets	1,420,510	1,309,975
Redemption settlement assets, restricted	315,601	260,957
Property and equipment, net	241,405	208,327
Due from securitizations	357,185	325,457
Intangible assets, net	382,047	263,934
Goodwill	1,234,299	969,971
Other non-current assets	67,556	65,394

Total assets	$4,018,603	$3,404,015

Accounts payable	$141,886	$112,582
Accrued expenses	197,677	201,904
Merchant settlement obligations	255,465	188,336
Certificates of deposit	309,900	294,800
Credit facilities and other debt, current	309,138	7,902
Other current liabilities	55,097	72,196

Total current liabilities	1,269,163	877,720
Deferred tax liability, net	—	44,234
Deferred revenue	804,162	651,506
Certificates of deposit	2,100	4,200
Long-term and other debt	693,536	737,475
Other liabilities	97,732	17,347

Total liabilities	2,866,693	2,332,482

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 87,756 shares and 86,872 shares at September 30, 2007 and December 31, 2006, respectively	878	869
Additional paid-in capital	886,582	834,680
Treasury stock, at cost (9,024 shares and 7,218 shares at September 30, 2007 and December 31, 2006, respectively)	(409,486)	(300,950)
Retained earnings	648,963	527,686
Accumulated other comprehensive income	24,973	9,248

Total stockholders’ equity	1,151,910	1,071,533

Total liabilities and stockholders’ equity	$4,018,603	$3,404,015

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues
Transaction	$169,390	$167,179	$503,026	$492,572
Redemption	99,151	85,274	290,551	249,092
Securitization income and finance charges, net	164,117	142,611	507,311	444,660
Database marketing and direct marketing fees	120,583	84,473	327,595	219,316
Other revenue	22,284	27,047	59,998	68,622

Total revenue	575,525	506,584	1,688,481	1,474,262
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	401,505	357,247	1,181,722	1,041,919
General and administrative	22,488	28,150	67,007	69,117
Depreciation and other amortization	21,823	16,892	63,390	47,958
Amortization of purchased intangibles	21,137	15,086	62,133	43,469
Impairment of long-lived assets	39,961	—	39,961	—
Merger costs	2,134	—	8,305	—

Total operating expenses	509,048	417,375	1,422,518	1,202,463

Operating income	66,477	89,209	265,963	271,799
Interest income	(2,906)	(1,611)	(7,791)	(4,673)
Interest expense	20,716	12,250	60,440	33,908

Income before income taxes	48,667	78,570	213,314	242,564
Provision for income taxes	19,496	29,790	83,194	92,568

Net income	$29,171	$48,780	$130,120	$149,996

Net income per share—basic	$0.37	$0.61	$1.66	$1.88

Net income per share—diluted	$0.36	$0.60	$1.61	$1.84

Weighted average shares—basic	78,201	79,612	78,463	79,885

Weighted average shares—diluted	80,734	81,491	80,770	81,657

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,120	$149,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,523	91,427
Deferred income taxes	7,173	(22,642)
Provision for doubtful accounts	24,420	17,306
Fair value gain on interest only strip	(37,857)	(7,970)
Impairment of long-lived assets	39,961	—
Stock compensation	41,384	31,476
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(24,067)	(9,753)
Change in merchant settlement activity	37,341	11,819
Change in other assets	(29,216)	(20,081)
Change in accounts payable and accrued expenses	34,560	4,778
Change in deferred revenue	34,864	40,152
Change in other liabilities	(11,159)	(13,770)
Excess tax benefits from stock-based compensation	(6,820)	(13,784)
Purchase of credit card receivables	(5,780)	(68,398)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	154,445
Other	5,402	7,899

Net cash provided by operating activities	365,849	352,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(11,402)	(16,803)
Payments for acquired businesses, net of cash acquired	(438,166)	(133,118)
Net decrease (increase) in seller’s interest and credit card receivables	11,208	(8,906)
Change in due from securitizations	10,095	29,022
Capital expenditures	(78,658)	(72,202)
Other	(13,899)	(42)

Net cash used in investing activities	(520,822)	(202,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,736,000	2,441,907
Repayment of borrowings	(1,477,000)	(2,303,907)
Certificate of deposit issuances	324,500	139,500
Repayments of certificates of deposits	(311,500)	(352,800)
Payment of capital lease obligations	(6,296)	(5,815)
Payment of deferred financing costs	(1,908)	(3,668)
Excess tax benefits from stock-based compensation	6,820	13,784
Proceeds from issuance of common stock	20,101	39,332
Purchase of treasury shares	(108,536)	(119,706)

Net cash provided by (used in) financing activities	182,181	(151,373)

Effect of exchange rate changes on cash and cash equivalents	8,056	2,041

Change in cash and cash equivalents	35,264	1,519
Cash and cash equivalents at beginning of period	180,075	143,213

Cash and cash equivalents at end of period	$215,339	$144,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$52,539	$17,322

Income taxes paid, net of refunds	$45,438	$101,498

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

2.  PROPOSED MERGER

On May 17, 2007, the Company entered into an Agreement and Plan of Merger by and among Aladdin Holdco, Inc. (“Parent”), Aladdin Merger Sub, Inc. (“Merger Sub”) and the Company (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly—owned subsidiary of Parent (the “Merger”). Parent is owned by an affiliate of The Blackstone Group. At the effective time of the Merger, each outstanding share of common stock of the Company (the “Common Stock”), other than shares owned by the Company, Parent, any subsidiary of the Company or Parent, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $81.75 in cash, without interest. In addition, the vesting and/or lapse of restrictions on substantially all stock options, restricted stock awards and restricted stock units will be accelerated at the effective time of the Merger and holders of such securities will receive consideration in accordance with the terms of the Merger Agreement. The Company will also accelerate the recognition of stock compensation expense resulting from the vesting of substantially all outstanding unvested stock options, restricted stock and restricted stock units in connection with the Merger.

Pending the receipt of regulatory approvals and the satisfaction of other customary closing conditions, the Merger is expected to close in the fourth quarter of 2007. The Company filed its definitive proxy statement and proxy supplement with the SEC on July 5, 2007 and July 30, 2007, respectively, soliciting stockholder approval of the Merger Agreement, which was approved at a special meeting of the Company’s stockholders on August 8, 2007. The Company filed its Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, notification

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and report forms with the Federal Trade Commission and the Antitrust Division of the Department of Justice on June 1, 2007 and early termination of the applicable waiting period was granted on June 11, 2007. The Company filed a request for an advance ruling certificate (“ARC”) regarding the Merger under the Competition Act (Canada) with the Canadian Commissioner of Competition on June 1, 2007 and received an ARC on June 7, 2007. The Company filed a notification under the German Act against Restraints of Competition, as amended (the “German Competition Act”) with the German Federal Cartel Office (the “FCO”) on June 14, 2007. The waiting period under the German Competition Act expired on July 14, 2007. Parent filed the required notices with the Office of the Comptroller of the Currency (the “OCC”) on June 28, 2007. Parent also filed the required notices with the Federal Deposit Insurance Corporation (the “FDIC”) and the Utah Department of Financial Institutions (“UDFI”), in each case on July 2, 2007.

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

On October 15, 2007, Merger Sub commenced a tender offer (the “Tender Offer”) in respect of the Company’s $250.0 million aggregate principal amount 6.00% Senior Notes, Series A, due May 16, 2009 and the Company’s $250.0 million aggregate principal amount 6.14% Senior Notes, Series B, due May 16, 2011 (collectively, the “Notes”). The Tender Offer was conducted concurrently with a related consent solicitation (the “Consent Solicitation”) to amend the terms of the Notes and the related Note Purchase Agreement dated as of May 1, 2006 (the “Note Purchase Agreement”) to, among other things, eliminate substantially all of the restrictive covenants and certain events of default and modify or eliminate certain other provisions. On the same date, the Company commenced a cash offer (the “Prepayment Offer”) in respect of the Notes pursuant to the terms of the Note Purchase Agreement.

On October 22, 2007, the Company entered into an amendment (the “Amendment”) in respect of the Notes with all of the Holders (as defined in the Note Purchase Agreement) providing for a mandatory prepayment of all of the Notes on the date that the Merger is consummated, provided that the Merger is consummated no later than January 1, 2008. The Notes shall be repaid at 100% of the principal amount plus accrued and unpaid interest to the date of prepayment and the Make-Whole Amount (as defined in the Note Purchase Agreement) as determined for the prepayment date in accordance with the terms of the Amendment. The obligation of the Company to prepay the Notes pursuant to the terms of the Amendment is subject to and conditioned upon the occurrence of the Merger and will be void and of no force and effect in the event that the Merger is abandoned or does not occur on or prior to January 1, 2008. In connection with the Amendment, on October 23, 2007, Merger Sub withdrew the Tender Offer and Consent Solicitation and the Company withdrew the Prepayment Offer. The early retirement of debt will result in the recognition of unamortized debt issuance costs as well as any premium charges associated with early retirement.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which, together with the available cash of the Company, will be sufficient for Parent to pay the aggregate Merger consideration and all related fees and expenses of the transactions contemplated by

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Merger Agreement. Consummation of the Merger is not subject to a financing condition, but is subject to customary closing conditions, including the approval of the Company’s stockholders, which was received on August 8, 2007, and regulatory clearance. For more information regarding the Merger, see the Company’s definitive proxy statement and proxy supplement filed with the SEC on July 5, 2007 and July 30, 2007, respectively.

During the nine months ended September 30, 2007, the Company has recorded merger costs of approximately $8.3 million consisting of investment banking, legal, accounting and other costs associated with the Merger.

3.  SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator
Net income available to common stockholders	$29,171	$48,780	$130,120	$149,996

Denominator
Weighted average shares, basic	78,201	79,612	78,463	79,885

Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	859	509	723	386
Net effect of dilutive stock options	1,674	1,370	1,584	1,386

Denominator for diluted calculation	80,734	81,491	80,770	81,657

Basic
Net income per share	$0.37	$0.61	$1.66	$1.88

Diluted
Net income per share	$0.36	$0.60	$1.61	$1.84

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$575,525	$544,296	$1,696,929	$1,561,173
Net income	$29,171	$52,418	$128,363	$139,459
Basic net income per share	$0.37	$0.66	$1.64	$1.75
Diluted net income per share	$0.36	$0.64	$1.59	$1.71

5.  IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 2007, the Company reviewed one of our utility services customer relationships and determined that certain long-lived assets, including internally developed software, certain customer relationship assets, and other assets, had been impaired. The Company recognized approximately $40.0 million as a non-cash asset write-down, with the impairment charge included in our Transaction services segment.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2007
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$260,031	$(115,499)	$144,532	2-20 years—straight line
Premium on purchased credit card portfolios	70,664	(26,934)	43,730	5-10 years—straight line, accelerated
Collector database	70,567	(54,859)	15,708	30 years—15% declining balance
Customer databases	161,864	(14,699)	147,165	4-10 years—straight line
Noncompete agreements	2,160	(1,091)	1,069	2-5 years—straight line
Favorable lease	1,000	(545)	455	4 years—straight line
Tradenames	11,277	(853)	10,424	4-10 years—straight line
Purchased data lists	8,214	(1,600)	6,614	1-5 years—straight line, accelerated basis

	$585,777	$(216,080)	$369,697
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$598,127	$(216,080)	$382,047

	December 31, 2006
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$292,272	$(111,486)	$180,786	2-20 years—straight line
Premium on purchased credit card portfolios	72,108	(21,861)	50,247	5-10 years—straight line, accelerated
Collector database	60,067	(44,916)	15,151	30 years—15% declining balance
Customer databases	2,900	(181)	2,719	4 years—straight line
Noncompete agreements	1,800	(458)	1,342	2-5 years—straight line
Favorable lease	1,000	(341)	659	4 years—straight line
Tradenames	550	(34)	516	4 years—straight line
Purchased data lists	449	(285)	164	1 year—accelerated basis

	$431,146	$(179,562)	$251,584
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$443,496	$(179,562)	$263,934

As a result of the Abacus acquisition, the Company acquired $158.7 million of customer relationships and related databases with a weighted average life of approximately nine years, tradenames of $10.7 million with a weighted average life of 10 years and non-compete agreements of $0.4 million with a weighted average life of one and a half years.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

	Marketing Services	Credit Services	Transaction Services	Total
	(In thousands)
Beginning balance	$635,025	$—	$334,946	$969,971
Goodwill acquired during the period	222,935	—	—	222,935
Effects of foreign currency translation	36,479	—	1,825	38,304
Other, primarily final purchase price adjustments	3,089	—	—	3,089

Ending balance	$897,528	$—	$336,771	$1,234,299

7.  DEBT

Debt consists of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Certificates of deposit	$312,000	$299,000
Senior notes	500,000	500,000
Bridge loan	300,000	—
Credit facilities	184,000	225,000
Other	18,674	20,377

	1,314,674	1,044,377
Less: current portion	(619,038)	(302,702)

Long-term portion	$695,636	$741,675

As of September 30, 2007, the certificates of deposit had effective annual fixed rates ranging from 5.4% to 5.7%, and the credit facilities had a weighted average interest rate of 5.9%.

Credit Facility and Bridge Loan

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company plans to repay in full and terminate the credit facility and the bridge loan upon closing of the Merger described in Note 2 with the proceeds of the equity and debt financing commitments obtained by Parent and Merger Sub. For more information regarding the Merger, see the Company’s definitive proxy statement and proxy supplement filed with the SEC on July 5, 2007 and July 30, 2007, respectively.

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

On October 22, 2007, the Company entered into an amendment (the “Amendment”) in respect of the Notes with all of the Holders (as defined in the Note Purchase Agreement) providing for a mandatory prepayment of all of the Notes on the date that the Merger is consummated, provided that the Merger is consummated no later than January 1, 2008. The Notes shall be repaid at 100% of the principal amount plus accrued and unpaid interest to the date of prepayment and the Make-Whole Amount (as defined in the Note Purchase Agreement) as determined for the prepayment date in accordance with the terms of the Amendment. The obligation of the Company to prepay the Notes pursuant to the terms of the Amendment is subject to and conditioned upon the occurrence of the Merger and will be void and of no force and effect in the event that the Merger is abandoned or does not occur on or prior to January 1, 2008. In connection with the Amendment, on October 23, 2007, Merger Sub withdrew the Tender Offer and Consent Solicitation and the Company withdrew the Prepayment Offer. The early retirement of debt will result in the recognition of unamortized debt issuance costs as well as any premium charges associated with early retirement.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Cost of operations	$9,174	$6,712	$23,804	$20,218
General and administrative	8,201	4,862	17,580	11,258

Total	$17,375	$11,574	$41,384	$31,476

During the third quarter of 2007, the vesting provisions of 133,772 shares of restricted stock and stock options issued to 29 employees were modified. The service conditions of these awards were accelerated in connection with the anticipation of termination and the termination of these employees. The terms were modified such that should the Merger, as discussed in Note 2, be completed before the Merger Agreement expires or is otherwise terminated, the employee would then receive the consideration as set forth in the Merger Agreement. As a result of the modification, the Company recorded incremental stock-based compensation expense of approximately $5.6 million.

As discussed in Note 2, vesting of substantially all of the Company’s stock options, restricted stock awards, and restricted stock units will be accelerated upon closing of the Merger. In February 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FASB Staff Position FSP FAS 123(R)-4 amends SFAS No. 123(R) to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. The Merger described in Note 2 is the contingent event which would result in cash settlement of the Company’s outstanding stock options, restricted stock and restricted stock units. The Company does not believe the Merger is considered probable under FSP FAS 123(R)-4 as of September 30, 2007, due to the existence of certain unfulfilled conditions, including receipt of regulatory approvals that must be satisfied before the Merger is consummated.

In addition, in accordance with the terms of the Merger Agreement, as of June 29, 2007, the Alliance Data Employee Stock Purchase Plan was closed to further contributions.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2006	$203,717	$447,789	$651,506
Cash proceeds	105,514	194,240	299,754
Revenue recognized	(87,774)	(177,223)	(264,997)
Other	—	127	127
Effects of foreign currency translation	37,575	80,197	117,772

September 30, 2007	$259,032	$545,130	$804,162

10.  INCOME TAXES

For the three and nine months ended September 30, 2007, the Company has utilized an effective tax rate of 40.1% and 39.0%, respectively, to calculate its provision for income taxes. Legislation was enacted in various states during the three months ended September 30, 2007 that impacted the effective tax rate. In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, the Company’s expected annual effective tax rate for calendar year 2007 based on all known variables is estimated to be approximately 38.9% excluding the effect of the change in tax laws.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, an interpretation of statement of Financial Accounting Standards No. 109. As a result of the implementation of FIN No. 48, the Company recognized approximately a $9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings.

As of September 30, 2007, the Company has unrecognized tax benefits of approximately $82 million, of which $28 million relate to taxes and $18 million relate to potential interest and penalties. These unrecognized tax benefits, if recognized at some point in the future, would favorably impact the effective tax rate by approximately $35 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three and nine months ended September 30, 2007, the Company recognized approximately $0.5 million and $2.7 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the tax returns filed by the Company are no longer subject to United States Federal or state and local income tax examinations for years before 2004 and are no longer subject to foreign income tax examinations by tax authorities for years before 2003.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$29,171	$48,780	$130,120	$149,996
Unrealized loss on securities available-for-sale	1,535	1,675	1,260	788
Foreign currency translation adjustments	6,981	1,165	14,465	4,273

Total comprehensive income	$37,687	$51,620	$145,845	$155,057

12.  SEGMENT INFORMATION

Consistent with prior periods, the Company classifies its businesses into three segments: Marketing Services, Credit Services and Transaction Services.

	Marketing Services	Credit Services	Transaction Services	Other/ Eliminations	Total
	(In thousands)
Three months ended September 30, 2007
Revenues	$272,822	$202,457	$190,162	$(89,916)	$575,525
Adjusted EBITDA(1)	68,642	81,081	23,100	—	172,823
Depreciation and amortization	25,677	3,401	13,882	—	42,960
Stock compensation expense	7,492	3,470	6,413	—	17,375
Merger and other costs(2)	—	—	—	6,050	6,050
Impairment of long-lived assets	—	—	39,961	—	39,961
Operating income	35,473	74,210	(37,156)	(6,050)	66,477
Interest expense, net	—	—	—	17,810	17,810
Income (loss) before income taxes	35,473	74,210	(37,156)	(23,860)	48,667

Three months ended September 30, 2006
Revenues	$218,556	$181,377	$195,590	$(88,939)	$506,584
Adjusted EBITDA(1)	45,044	61,067	26,650	—	132,761
Depreciation and amortization	14,578	2,817	14,583	—	31,978
Stock compensation expense	4,907	2,374	4,293	—	11,574
Operating income	25,559	55,876	7,774	—	89,209
Interest expense, net	—	—	—	10,639	10,639
Income (loss) before income taxes	25,559	55,876	7,774	(10,639)	78,570

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Marketing Services	Credit Services	Transaction Services	Other/ Eliminations	Total
	(In thousands)
Nine months ended September 30, 2007
Revenues	$767,808	$619,166	$573,129	$(271,622)	$1,688,481
Adjusted EBITDA(1)	164,866	252,714	67,472	—	485,052
Depreciation and amortization	72,743	10,284	42,496	—	125,523
Stock compensation expense	18,742	8,089	14,553	—	41,384
Merger and other costs(2)	—	—	—	12,221	12,221
Impairment of long-lived assets	—	—	39,961	—	39,961
Operating income	73,381	234,341	(29,538)	(12,221)	265,963
Interest expense, net	—	—	—	52,649	52,649
Income (loss) before income taxes	73,381	234,341	(29,538)	(64,870)	213,314

Nine months ended September 30, 2006
Revenues	$603,750	$557,397	$580,540	$(267,425)	$1,474,262
Adjusted EBITDA(1)	109,341	199,657	85,704	—	394,702
Depreciation and amortization	40,419	8,610	42,398	—	91,427
Stock compensation expense	13,239	6,072	12,165	—	31,476
Operating income	55,683	184,975	31,141	—	271,799
Interest expense, net	—	—	—	29,235	29,235
Income (loss) before income taxes	55,683	184,975	31,141	(29,235)	242,564

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation, amortization and merger costs. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as it is the primary performance metric by which senior management is evaluated.
(2)	Merger and other costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal, and accounting costs. Other costs represent compensation charges related to certain departing corporate executives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the audited consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

Proposed Merger

On May 17, 2007, we entered into an Agreement and Plan of Merger by and among Aladdin Holdco, Inc. (“Parent”), Aladdin Merger Sub, Inc. (“Merger Sub”) and the Company (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by an affiliate of The Blackstone Group. At the effective time of the Merger, each outstanding share of common stock of the Company, other than shares owned by the Company, Parent, any subsidiary of the Company or Parent, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $81.75 in cash, without interest. In addition, the vesting and/or lapse of restrictions on substantially all stock options, restricted stock awards and restricted stock units will be accelerated at the effective time of the Merger and holders of such securities will receive consideration in accordance with the terms of the Merger Agreement. The Company will also accelerate the recognition of stock compensation expense resulting from the vesting of substantially all outstanding unvested stock options, restricted stock and restricted stock units in connection with the Merger.

Pending the receipt of regulatory approvals and the satisfaction of other customary closing conditions, the Merger is expected to close in the fourth quarter of 2007. We filed our definitive proxy statement and proxy supplement with the SEC on July 5, 2007 and July 30, 2007, respectively, soliciting stockholder approval of the Merger Agreement, which was approved at a special meeting of our stockholders on August 8, 2007. We filed our Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, notification and report forms with the Federal Trade Commission and the Antitrust Division of the Department of Justice on June 1, 2007 and early termination of the applicable waiting period was granted on June 11, 2007. We filed a request for an advance ruling certificate, ARC, regarding the Merger under the Competition Act (Canada) with the Canadian Commissioner of Competition on June 1, 2007 and received an ARC on June 7, 2007. We filed a notification under the German Act against Restraints of Competition, as amended with the German Federal Cartel Office on June 14, 2007. The waiting period under the German Competition Act expired on July 14, 2007. Parent filed the required notices with the Office of the Comptroller of the Currency on June 28, 2007. Parent also filed the required notices with the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions, in each case on July 2, 2007.

Year in Review Highlights

Our nine months ended September 30, 2007 results included the following new and renewed agreements with significant clients and continued selective execution of our acquisition strategy:

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

•

In July 2007, we announced the signing of a multi-year renewal agreement with Forzani Group Ltd., Canada’s largest national sporting goods retailer, to continue as a sponsor in our Canadian AIR MILES Reward Program. Collectors may earn points at four of Forzani’s brands including Sport Chek, Coast Mountain Sports, Sports Experts and Hockey Experts.

•

In August 2007, we announced the signing of a multi-year renewal agreement with the Katz Group Canada Ltd., a leading retail pharmacy network in Canada, to continue the relationship of its Rexall/Pharma Plus pharmacies as a sponsor in our Canadian AIR MILES Reward Program.

•

In September 2007, we announced the signing of a multi-year agreement with Williams-Sonoma, Inc. to launch a private label credit card program for West Elm, a modern, high-quality furniture and home accessories retailer, and to continue providing private label credit card services for the Pottery Barn brands.

•

In September 2007, we announced the signing of a multi-year agreement with Tesco Stores Limited to provide permission-based email marketing solutions and services to Tesco.com. Tesco Stores Limited is a leading retailer in the United Kingdom, and has operations in Europe, North America and Asia.

•

In September 2007, we announced the signing of a multi-year agreement with the RONA, a Canadian distributor and retailer of hardware, home renovation and gardening products, to expand its relationship as a sponsor in our Canadian AIR MILES Reward Program.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006, except as follows:

We account for uncertain tax positions in accordance with FIN No. 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations can change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10 to the unaudited condensed consolidated financial statements, “Income Taxes” included in this report, for additional detail on our tax positions.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non—GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, amortization of purchased intangibles, and merger costs. Operating EBITDA is a non—GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit facilities and our senior note agreements. For the nine months ended September 30, 2007, senior debt-to-operating EBITDA was 1.4x compared to a maximum ratio of 2.75x permitted in our credit facilities and in our senior note agreements. Operating EBITDA to interest expense was 9.6x compared to a minimum ratio of 3.5x permitted in our credit facilities and 3.0x permitted in our senior note agreements. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facilities and cash flows from operations have historically been the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of September 30, 2007, we had borrowings of $484.0 million outstanding under the credit facilities, $500.0 million under our senior notes, and had $354.0 million in unused borrowing capacity. We were in compliance with our covenants at September 30, 2007, and we expect to be in compliance with these covenants during the year ended December 31, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$29,171	$48,780	$130,120	$149,996
Stock compensation expense	17,375	11,574	41,384	31,476
Provision for income taxes	19,496	29,790	83,194	92,568
Interest expense, net	17,810	10,639	52,649	29,235
Depreciation and other amortization	21,823	16,892	63,390	47,958
Amortization of purchased intangibles	21,137	15,086	62,133	43,469
Merger and other costs	6,050	—	12,221	—
Impairment of long-lived assets	39,961	—	39,961	—

Adjusted EBITDA	172,823	132,761	485,052	394,702
Change in deferred revenue	65,986	16,087	152,656	67,881
Change in redemption settlement assets	(26,623)	(9,188)	(54,644)	(28,990)

Operating EBITDA	$212,186	$139,660	$583,064	$433,593

Note:	An increase in deferred revenue has a positive impact to operating EBITDA, while an increase in redemption settlement assets has a negative impact to operating EBITDA. Changes in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Changes in redemption settlement assets are also affected by the timing of receipts and transfers of cash.

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three Months Ended September 30,		Change
	2007	2006	$	%
	(In thousands, except percentages)
Revenue:
Marketing Services	$272,822	$218,556	$54,266	24.8%
Credit Services	202,457	181,377	21,080	11.6
Transaction Services	190,162	195,590	(5,428)	(2.8)
Other/Eliminations	(89,916)	(88,939)	(977)	1.1

Total	$575,525	$506,584	$68,941	13.6%

Adjusted EBITDA:
Marketing Services	$68,642	$45,044	$23,598	52.4%
Credit Services	81,081	61,067	20,014	32.8
Transaction Services	23,100	26,650	(3,550)	(13.3)

Total	$172,823	$132,761	$40,062	30.2%

Stock compensation expense:
Marketing Services	$7,492	$4,907	$2,585	52.7%
Credit Services	3,470	2,374	1,096	46.2
Transaction Services	6,413	4,293	2,120	49.4

Total	$17,375	$11,574	$5,801	50.1%

Depreciation and amortization:
Marketing Services	$25,677	$14,578	$11,099	76.1%
Credit Services	3,401	2,817	584	20.7
Transaction Services	13,882	14,583	(701)	(4.8)

Total	$42,960	$31,978	$10,982	34.3%

Operating expenses(1):
Marketing Services	$204,180	$173,512	$30,668	17.7%
Credit Services	121,376	120,310	1,066	0.9
Transaction Services	167,062	168,940	(1,878)	(1.1)
Other/Eliminations	(89,916)	(88,939)	(977)	1.1

Total	$402,702	$373,823	$28,879	7.7%

Operating income:
Marketing Services	$35,473	$25,559	$9,914	38.8%
Credit Services	74,210	55,876	18,334	32.8
Transaction Services	(37,156)	7,774	(44,930)	(578.0)
Other/Eliminations	(6,050)	—	(6,050)	—

Total	$66,477	$89,209	$(22,732)	(25.5)%

Adjusted EBITDA margin(2):
Marketing Services	25.2%	20.6%	4.6%
Credit Services	40.0	33.7	6.3
Transaction Services	12.1	13.6	(1.5)

Total	30.0%	26.2%	3.8%

Segment operating data:
Statements generated	55,801	52,696	3,105	5.9%
Credit sales	$1,773,529	$1,763,339	10,190	0.6
Average managed receivables	$3,901,632	$3,602,336	299,296	8.3
AIR MILES reward miles issued	1,019,967	936,553	83,414	8.9
AIR MILES reward miles redeemed	615,348	578,564	36,784	6.4

(1)	Operating expenses excludes stock compensation expense, depreciation expense, amortization expense, impairment charges, merger and other costs.
(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses. For the definition of adjusted EBITDA and reconciliation to net income, the most closely comparable GAAP measure, see “Use of Non-GAAP Financial Measures” included elsewhere in this report.

Revenue. Total revenue increased $68.9 million, or 13.6%, to $575.5 million for the three months ended September 30, 2007 from $506.6 million for the comparable period in 2006. The increase was due to a 24.8% increase in Marketing Services revenue and an 11.6% increase in Credit Services revenue, offset by a 2.8% decrease in Transaction Services revenue as follows:

•

Marketing Services. Revenue increased $54.3 million, or 24.8%, due to a combination of strong organic growth and acquisitions completed over the past twelve months. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $13.9 million related to a 6.4% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $5.4 million primarily due to growth in issuances of AIR MILES reward miles in recent years from the roll-out of major national programs, combined with overall firm pricing and expanded commitments from existing sponsors. Within our revenue increase, changes in the exchange rate of the Canadian dollar had a $9.5 million positive impact on revenue for the AIR MILES Reward Program. Database and direct marketing fees revenue increased approximately $34.3 million primarily due to the acquisition of Abacus as well as organic growth within Epsilon’s database marketing services division, but was offset by declines in Epsilon’s strategic marketing and consulting services division from lower volumes and a reduction of services provided to one of our clients.

•

Credit Services. Revenue increased $21.1 million, or 11.6%, primarily due to a 15.1% increase in securitization income and finance charges, net. Securitization income and finance charges, net increased $21.5 million, which includes an increase related to the valuation of the interest only strip of $16.1 million. The increase was primarily as a result of an 8.3% increase in our average managed receivables, an increase in collected yield and a nominal improvement in the cost of funds. In addition, we had a decrease in merchant discount fees primarily as a result of a change in mix of fees received from merchants compared to fees received from cardholders.

•

Transaction Services. Revenue decreased $5.4 million, or 2.8%, primarily as a result of attrition in the merchant services business as well as pricing concessions and a decline in consulting services provided by the utility services business.

Operating Expenses. For purposes of the discussion below, total operating expenses excludes stock compensation expense, depreciation expense, amortization expense, impairment charges, merger and other costs. Total operating expenses increased $28.9 million, or 7.7%, to $402.7 million during the three months ended September 30, 2007 from $373.8 million during the comparable period in 2006. Total adjusted EBITDA margin increased to 30.0% for the three months ended September 30, 2007 from 26.2% for the comparable period in 2006 due to increased adjusted EBITDA margins across Marketing Services and Credit Services and offset by a decline in adjusted EBITDA margin for Transaction Services.

•

Marketing Services. Operating expenses, as defined, increased $30.7 million, or 17.7%, to $204.2 million for the three months ended September 30, 2007 from $173.5 million for the comparable period in 2006, and adjusted EBITDA margin increased to 25.2% for the three months ended September 30, 2007 compared to 20.6% for the same period in 2006. Increases in operating expenses were primarily attributable to the acquisition of Abacus, and higher volume-driven redemption costs in our AIR MILES Reward Program. Changes in the exchange rate of the Canadian dollar had a $7.1 million impact on operating expenses for the AIR MILES Reward Program. The increase in adjusted EBITDA margin was due to the growth of the AIR MILES business and the impact of the Abacus acquisition.

•

Credit Services. Operating expenses, as defined, increased $1.1 million, or 0.9%, to $121.4 million for the three months ended September 30, 2007 from $120.3 million for the comparable period in 2006, and adjusted EBITDA margin increased to 40.0% for the three months ended September 30, 2007 from 33.7% for the same period in 2006. The increase in adjusted EBITDA margin is the result of growth in our average managed receivables and an increase in collected yield. The adjusted EBITDA margins also benefited from increased staffing levels in our call centers and customer relationship areas since those costs were borne by the Transaction Services segment.

•

Transaction Services. Operating expenses, as defined, decreased $1.9 million, or 1.1%, to $167.1 million for the three months ended September 30, 2007 from $168.9 million for the comparable period in 2006, and adjusted EBITDA margin decreased to 12.1% for the three months ended September 30, 2007 from 13.6% during the comparable period in 2006. Operating expenses decreased due to lower revenue volume in utility services and merchant services and reduced corporate overhead offset in part by higher expenses in our private label retail services business for increased staffing levels in our call centers and customer relationship areas. Adjusted EBITDA margin decreased primarily due to the incremental private label business expenses.

•

Stock compensation expense. Stock compensation expense increased $5.8 million, or 50.1%, to $17.4 million for the three months ended September 30, 2007 from $11.6 million for the comparable period in 2006. The increase in expense was primarily the result of $5.6 million in additional compensation due to the acceleration of certain equity based awards and incremental expenses associated with additional issuances of restricted stock.

•

Depreciation and Amortization. Depreciation and amortization increased $11.0 million, or 34.3%, to $43.0 million for the three months ended September 30, 2007 from $32.0 million for the comparable period in 2006 primarily due to a $6.1 million increase in the amortization of purchased intangibles related to recent acquisitions and an increase of $4.9 million in depreciation and other amortization which has also been impacted by recent acquisitions and capital expenditures.

•

Merger and other costs. In the second quarter of 2007, we entered into the Merger Agreement with an affiliate of The Blackstone Group which we expect to close in the fourth quarter of 2007. Costs associated with the Merger were approximately $2.1 million for the three months ended September 30, 2007 and include investment banking, legal and accounting costs. In addition, we incurred $3.9 million in compensation charges related to certain departing corporate executives.

•

Impairment of long-lived assets. In the third quarter of 2007, we determined that certain long-lived assets, including internally developed software, certain customer relationship assets, and other assets, had been impaired. We recognized $40.0 million as a non-cash asset write-down, with the impairment charge included in our Transaction services segment.

Operating Income. Operating income decreased $22.7 million, or 25.5%, to $66.5 million for the three months ended September 30, 2007 from $89.2 million during the comparable period in 2006. Operating income decreased due to the revenue and expense factors discussed above.

Interest Income. Interest income increased $1.3 million, or 80.4%, to $2.9 million for the three months ended September 30, 2007 from $1.6 million for the comparable period in 2006 due to higher average balances of our short term cash investments, as well as an increase in the yield earned on the short term cash investments.

Interest Expense. Interest expense increased $8.5 million, or 69.1%, to $20.7 million for the three months ended September 30, 2007 from $12.3 million for the comparable period in 2006. Core debt interest expense increased $7.8 million primarily as a result of additional borrowings to fund recent acquisitions and our stock repurchase program. Interest on our certificates of deposit remained relatively flat.

Taxes. Income tax expense decreased $10.3 million to $19.5 million for the three months ended September 30, 2007 from $29.8 million for the comparable period in 2006 due to a decrease in taxable income. Our effective tax rate increased to 40.1% for the three months ended September 30, 2007 as compared to 37.9% for the comparable period in 2006, primarily due to a decrease in taxable income in certain jurisdictions and changes in legislation enacted in various states.

Results of Operations

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	Nine Months Ended September 30,		Change
	2007	2006	$	%
	(In thousands, except percentages)
Revenue:
Marketing Services	$767,808	$603,750	$164,058	27.2%
Credit Services	619,166	557,397	61,769	11.1
Transaction Services	573,129	580,540	(7,411)	(1.3)
Other/Eliminations	(271,622)	(267,425)	(4,197)	1.6

Total	$1,688,481	$1,474,262	$214,219	14.5%

Adjusted EBITDA:
Marketing Services	$164,866	$109,341	$55,525	50.8%
Credit Services	252,714	199,657	53,057	26.6
Transaction Services	67,472	85,704	(18,232)	(21.3)

Total	$485,052	$394,702	$90,350	22.9%

Stock compensation expense:
Marketing Services	$18,742	$13,239	$5,503	41.6%
Credit Services	8,089	6,072	2,017	33.2
Transaction Services	14,553	12,165	2,388	19.6

Total	$41,384	$31,476	$9,908	31.5%

Depreciation and amortization:
Marketing Services	$72,743	$40,419	$32,324	80.0%
Credit Services	10,284	8,610	1,674	19.4
Transaction Services	42,496	42,398	98	0.2

Total	$125,523	$91,427	$34,096	37.3%

Operating expenses(1):
Marketing Services	$602,942	$494,409	$108,533	22.0%
Credit Services	366,452	357,740	8,712	2.4
Transaction Services	505,657	494,836	10,821	2.2
Other/Eliminations	(271,622)	(267,425)	(4,197)	1.6

Total	$1,203,429	$1,079,560	$123,869	11.5%

Operating income:
Marketing Services	$73,381	$55,683	$17,698	31.8%
Credit Services	234,341	184,975	49,366	26.7
Transaction Services	(29,538)	31,141	(60,679)	(194.9)
Other/Eliminations	(12,221)	—	(12,221)	—

Total	$265,963	$271,799	$(5,836)	(2.1)%

Adjusted EBITDA margin(2):
Marketing Services	21.5%	18.1%	3.4%
Credit Services	40.8	35.8	5.0
Transaction Services	11.8	14.8	(3.0)

Total	28.7%	26.8%	1.9%

Segment operating data:
Statements generated	166,811	156,749	10,062	6.4%
Credit sales	$5,277,178	$5,141,597	135,581	2.6
Average managed receivables	$3,890,389	$3,580,389	310,000	8.7
AIR MILES reward miles issued	2,998,156	2,756,908	241,248	8.8
AIR MILES reward miles redeemed	1,933,600	1,713,127	220,473	12.9

(1)	Operating expenses excludes stock compensation expense, depreciation expense, amortization expense, impairment charges, merger and other costs.
(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses. For the definition of adjusted EBITDA and reconciliation to net income, the most closely comparable GAAP measure, see “Use of Non-GAAP Financial Measures” included elsewhere in this report.

Revenue. Total revenue increased $214.2 million, or 14.5%, to $1,688.5 million for the nine months ended September 30, 2007 from $1,474.3 million for the comparable period in 2006. The increase was due to a 27.2% increase in Marketing Services revenue and an 11.1% increase in Credit Services revenue, offset by a 1.3% decrease in Transaction Services revenue as follows:

•

Marketing Services. Revenue increased $164.1 million, or 27.2%, due to a combination of strong organic growth and acquisitions completed over the past twelve months. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $41.5 million related to a 12.9% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $11.2 million primarily related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs. Within our revenue increase, changes in the exchange rate of the Canadian dollar had a $10.6 million positive impact on revenue for the AIR MILES Reward Program. Database and direct marketing fees revenue increased by $106.2 million primarily related to Epsilon’ s recent acquisitions of DoubleClick Email Solutions and Abacus as well as organic growth within Epsilon’s database marketing services division, but was offset by declines in Epsilon’s strategic marketing and consulting services division from lower volumes and a reduction of services provided to one of our clients.

•

Credit Services. Revenue increased $61.8 million, or 11.1%, primarily due to a 14.1% increase in securitization income and finance charges, net. Securitization income and finance charges, net increased $62.6 million, which includes an increase related to the valuation of the interest only strip of $29.9 million. The increase was primarily as a result of an 8.7% increase in our average managed receivables and an increase in collected yield. In addition, we had a decrease in merchant discount fees primarily as a result of a change in mix of fees received from merchants compared to fees received from cardholders.

•

Transaction Services. Revenue decreased $7.4 million, or 1.3%, as a result of attrition and pricing concessions in our merchant services business and a decline in consulting services provided by the utility services business.

Operating Expenses. For purposes of the discussion below, total operating expenses excludes stock compensation expense, depreciation expense, amortization expense, impairment charges, merger costs and other costs. Total operating expenses increased $123.9 million, or 11.5%, to $1,203.4 million during the nine months ended September 30, 2007 from $1,079.6 million during the comparable period in 2006. Adjusted EBITDA margin increased to 28.7% for the nine months ended September 30, 2007 from 26.8% for the comparable period in 2006 due to increased adjusted EBITDA margins across Marketing Services and Credit Services, offset by a decrease in adjusted EBITDA margin for Transaction Services.

•

Marketing Services. Operating expenses, as defined, increased $108.5 million, or 22.0%, to $602.9 million for the nine months ended September 30, 2007 from $494.4 million for the comparable period in 2006, and adjusted EBITDA margin increased to 21.5% for the nine months ended September 30, 2007 from 18.1% for the comparable period in 2006. Increases in operating expenses were primarily attributable to the acquisition of the Epsilon businesses, as discussed above. Changes in the exchange rate of the Canadian dollar had a $7.8 million impact on operating expenses for the AIR MILES Reward Program. The increase in adjusted EBITDA margin was due to the growth of the AIR MILES business and the impact of the Abacus acquisition.

•

Credit Services. Operating expenses, as defined, increased $8.7 million, or 2.4%, to $366.5 million for the nine months ended September 30, 2007 from $357.7 million for the comparable period in 2006, and adjusted EBITDA margin increased to 40.8% for the nine months ended September 30, 2007 from 35.8% for the comparable period in 2006. The increased adjusted EBITDA margin is the result of favorable revenue trends from an increase in our average managed receivables and an increase in collected yield. The adjusted EBITDA margin also benefited from increased staffing levels in our call centers and customer relationship areas as those costs were borne by the Transaction Services segment.

•

Transaction Services. Operating expenses, as defined, increased $10.8 million, or 2.2%, to $505.7 million for the nine months ended September 30, 2007 from $494.8 million for the comparable period in 2006, and adjusted EBITDA margin decreased to 11.8% for the nine months ended September 30, 2007 from 14.8% during the comparable period in 2006. Operating expenses increased due to higher expenses in our private label retail services business for increased staffing levels in our call centers and customer relationship areas. Adjusted EBITDA margin decreased primarily due to the incremental private label business expenses.

•

Stock compensation expense. Stock compensation expense increased $9.9 million, or 31.5%, to $41.4 million for the nine months ended September 30, 2007 from $31.5 million for the comparable period in 2006. The increase was due in part to the true up of certain estimates, including forfeitures upon the adoption of SFAS No. 123(R) in 2006, of approximately $3.6 million, $5.6 million in additional compensation due to the acceleration of certain equity based awards and incremental expenses associated with additional issuances of restricted stock.

•

Depreciation and Amortization. Depreciation and amortization increased $34.1 million, or 37.3%, to $125.5 million for the nine months ended September 30, 2007 from $91.4 million for the comparable period in 2006 primarily due to a $18.7 million increase in the amortization of purchased intangibles related to recent acquisitions and an increase of $15.4 million in depreciation and other amortization related in part to recent acquisitions as well as 2006 capital expenditures.

•

Merger and other costs. In the second quarter of 2007, we entered into the Merger Agreement with an affiliate of The Blackstone Group which we expect to close in the fourth quarter of 2007. Costs associated with the Merger were approximately $8.3 million for the nine months ended September 30, 2007 and include investment banking, legal and accounting costs. In addition, we incurred $3.9 million in compensation charges related to certain departing corporate executives.

•

Impairment of long-lived assets. In the third quarter of 2007, we determined that certain long-lived assets, including internally developed software, certain customer relationship assets, and other assets, had been impaired. We recognized $40.0 million as a non-cash asset write-down, with the impairment charge included in our Transaction services segment.

Operating Income. Operating income decreased $5.8 million, or 2.1%, to $266.0 million for the nine months ended September 30, 2007 from $271.8 million during the comparable period in 2006. Operating income decreased due to the revenue and expense factors discussed above.

Interest Income. Interest income increased $3.1 million, or 66.7%, to $7.8 million for the nine months ended September 30, 2007 from $4.7 million for the comparable period in 2006 due to higher average balances of our short term cash investments, as well as an increase in the yield earned on the short term cash investments.

Interest Expense. Interest expense increased $26.5 million, or 78.2%, to $60.4 million for the nine months ended September 30, 2007 from $33.9 million for the comparable period in 2006. Interest expense on core debt, which includes the credit facilities and senior notes, increased $26.5 million as a result of additional borrowings to fund our recent acquisitions and our stock repurchase program as well as an increase in interest rates from the comparable period in 2006. Interest on our certificates of deposit remained relatively flat.

Taxes. Income tax expense decreased $9.4 million to $83.2 million for the nine months ended September 30, 2007 from $92.6 million in 2006 due to a decrease in taxable income. Our effective tax rate increased to 39.0% for the nine months ended September 30, 2007 compared to 38.2% in 2006, primarily due to a decrease in taxable income in certain jurisdictions and changes in legislation enacted in various states.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At September 30, 2007, 59.0% of securitized accounts with balances and 62.2% of securitized receivables were for accounts with origination dates greater than 24 months old, as compared to 57.4% and 60.8%, respectively, at September 30, 2006.

Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account balance and all related interest and other fees are charged off or paid beyond 90 days delinquent. When an account becomes delinquent, we print a message on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts. Delinquency rates subsequent to the 2005 bankruptcy reform legislation have generally risen as it has become more difficult to file for bankruptcy protection under the law.

The following table presents the delinquency trends of our managed credit card portfolio:

	September 30, 2007	% of total	December 31, 2006	% of total
	(Dollars in thousands)
Receivables outstanding	$3,945,248	100.0%	$4,171,262	100.0%
Receivables balances contractually delinquent:
31 to 60 days	72,939	1.8%	62,221	1.5%
61 to 90 days	50,601	1.3%	40,929	1.0%
91 or more days	106,418	2.7%	88,078	2.1%

Total	$229,958	5.8%	$191,228	4.6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Average managed receivables	$3,901,632	$3,602,336	$3,890,389	$3,580,389
Net charge-offs	55,445	44,460	164,549	123,935
Net charge-offs as a percentage of average managed receivables (annualized)	5.7%	4.9%	5.6%	4.6%

The net charge-off rate during 2006 was impacted by abnormally low credit losses resulting from the enactment of bankruptcy reform legislation during the fourth quarter of 2005. Although we continue to benefit from the impact of the legislation in our 2007 results, the impact is significantly less than in 2006. Credit losses through September 30, 2007 have remained under the Company’s 6 percent target. Based on favorable delinquency trends, the Company expects credit quality to remain stable for the foreseeable future.

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

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash provided by operating activities before changes in credit card portfolios and merchant settlement activity	$334,288	$255,034
Net change in credit card portfolio activity	(5,780)	86,047
Net change in merchant settlement activity	37,341	11,819

Cash provided by operating activities	$365,849	$352,900

We generated cash flow from operating activities before changes in credit card portfolios and merchant settlement activity of $334.3 million for the nine months ended September 30, 2007 as compared to $255.0 million for the comparable period in 2006. The increase in operating cash flows before changes in merchant settlement and credit card portfolio activity is related to an increase in net income as adjusted for non-cash charges, for the nine months ended September 30, 2007. Merchant settlement activity fluctuates significantly depending on the day in which the quarter ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $520.8 million for the nine months ended September 30, 2007 compared to $202.0 million for the comparable period in 2006. Significant components of investing activities are as follows:

•

Acquisitions. Cash outlays, net of cash received, for acquisitions for the nine months ended September 30, 2007 was $438.2 million compared to $133.1 million for the comparable period in 2006. In 2007, the cash outlay relates primarily to the acquisition of Abacus. In 2006, the cash outlay primarily relates to the acquisition of ICOM and DoubleClick Email Solutions.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of September 30, 2007, we had over $3.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Cash flow from securitization activity and on-balance sheet credit card activity was $21.3 million for the nine months ended September 30, 2007 and $20.1 million for the comparable period in 2006. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2007 were $78.7 million compared to $72.2 million for the comparable period in 2006. We anticipate capital expenditures to be approximately 5% of annual revenue for the foreseeable future.

Financing Activities. Cash provided by financing activities was $182.2 million for the nine months ended September 30, 2007 compared to cash used of $151.4 million in the comparable period in 2006. Our financing activities during the nine months ended September 30, 2007 relate primarily to borrowings and repayments of debt, the repurchase of 1,805,800 shares of our common stock and the issuance and repayment of certificates of deposit.

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

As of September 30, 2007, the WFN Trusts had over $3.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 5.4% to 5.7%. As of September 30, 2007, we had $312.0 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

At September 30, 2007, we had borrowings of $484.0 million outstanding under our credit facilities (with a weighted average interest rate of 5.9%), $2.0 million in letters of credit outstanding, and we had available unused borrowing capacity of approximately $354.0 million. These credit facilities limit our aggregate outstanding letters of credit to $50.0 million. Additional details regarding our credit facilities are set forth in Note 7 to our unaudited condensed consolidated financial statements, “Debt”, under the caption “Credit Facility and Bridge Loan.” We were in compliance with the covenants under our credit facilities at September 30, 2007.

On October 22, 2007, we amended the note purchase agreement governing our senior notes to provide for a mandatory prepayment upon the closing of the Merger and we plan to pay off and terminate each of our credit facilities upon the closing of the Merger, each as described in Note 2.

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

Evaluation

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the third quarter of 2007, we completed the process of converting Abacus’ legacy general ledger platform to the platform utilized by the majority of our business units. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in this report, the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2006, and in Item 1A in each of our Quarterly Reports on Form 10-Q for each quarterly period subsequent to our most recent Form 10-K.

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

We are aware of litigation arising from what were originally four lawsuits filed against the Company and its directors in connection with the Merger. On May 18, 2007, Sherryl Halpern filed a putative class action (cause no. 07-04689) on behalf of Company stockholders in the 68th Judicial District of Dallas County, Texas against the Company, all of its directors and Blackstone (the “Halpern Petition”). On May 21, 2007, Levy Investments, Ltd. (“Levy”) filed a purported derivative lawsuit (cause no. 219-01742-07) on behalf of the Company in the 219th Judicial District of Collin County, Texas against all of the Company’s directors and Blackstone (the “Levy Petition”) (this suit was subsequently transferred to the 296th Judicial District of Collin County, Texas and assumed the cause no. 296-01742-07). On May 29, 2007, Linda Levine filed a putative class action (cause no. 07-05009) on behalf of Company stockholders in the 192nd Judicial District of Dallas County, Texas against the Company and all of its directors (the “Levine Petition”). On May 31, 2007, the J&V Charitable Remainder Trust filed a putative class action (cause no. 07-05127-F) on behalf of Company stockholders in the 116th Judicial District of Dallas County, Texas against the Company, all of its directors and Blackstone (the “J&V Petition”).

The three putative class actions were consolidated in the 68th Judicial District Court of Dallas County, Texas under the caption In re Alliance Data Corp. Class Action Litigation, No. 07-04689. On July 16, 2007, a consolidated class action petition was filed seeking a declaration that the action was a proper class action, an order preliminarily and permanently enjoining the Merger, a declaration that the director defendants breached their fiduciary duties and an award of fees, expenses and costs. The Company and its directors filed general denials in response to the putative class actions.

The derivative action filed by Levy was voluntarily dismissed and refiled in Dallas County (cause no. 07-06794), and was subsequently transferred to the 68th Judicial District Court. On July 18, 2007, Levy filed an amended derivative petition seeking an injunction preventing consummation of the Merger, an order directing the director defendants to exercise their fiduciary duties to obtain a transaction beneficial to the Company and its stockholders, a declaration that the Merger Agreement was entered into in breach of the director defendants’ fiduciary duties and is unlawful and unenforceable, an order rescinding the Merger Agreement, the imposition of a constructive trust upon any benefits improperly received by the director defendants and an award of costs and disbursements, including reasonable attorneys’ and experts’ fees. On July 24, 2007, the Company and its directors filed their Motion to Abate, Plea to the Jurisdiction and Special Exceptions to the derivative action.

On July 12, 2007, class plaintiffs filed a motion to enjoin the scheduled August 8, 2007 special meeting of stockholders at which stockholders would be asked to vote to adopt the Merger Agreement. On July 20, 2007, Levy filed a motion reflecting its similar demand. On July 27, 2007, the Company and its directors filed an opposition brief to both motions. The Company continued to deny all of the allegations in the consolidated class action petition and the amended derivative petition, contended that the asserted claims were baseless and strongly believed that its disclosures in the Company’s definitive proxy statement filed with the SEC on July 5, 2007 were appropriate and adequate under applicable law. Nevertheless, in order to lessen the risk of any delay of the closing of the Merger as a result of the litigation, the Company made available to its stockholders certain additional information in connection with the Merger, which was filed with the SEC on July 27, 2007 and subsequently mailed to stockholders on or about July 28, 2007 (the “Proxy Supplement”). Class action and derivative plaintiffs subsequently withdrew their motions to enjoin the August 8, 2007 special meeting of stockholders.

Subsequently, on August 7, 2007, Levy filed an Application for Attorneys’ Fees, stating that the substantive issues in the case had been resolved and seeking $750,000 in attorney’s fees. Levy alleges that its lawsuit caused the Company to issue the Proxy Supplement, which, Levy contends, contained material disclosures critical to the stockholders’ assessment of the fairness of the Merger. The fee application was originally set for hearing on September 17, 2007, but was continued at Levy’s request and has been rescheduled for November 15, 2007. The Company and its directors filed their opposition to Levy’s application on Friday, October 12, 2007 (and an amended opposition on Tuesday, October 16, correcting a printing error). Levy filed a Second Amended Petition and Amended Application for Attorney’s Fees on October 25, 2007, purporting to replace Levy Investments with Yona Levy as plaintiff. The Company and its directors filed a Motion to Strike and Plea to the Jurisdiction on November 2 asking the court to strike the October 25 pleadings and dismiss Levy’s lawsuit which is scheduled to be heard on November 15, 2007.

On August 14, 2007, class plaintiffs filed a Second Amended Petition, in which they withdrew all prior claims but added a claim for an equitable award of attorney’s fees. Similar to Levy, class plaintiffs allege that their lawsuits caused the Company to issue the Proxy Supplement, and that the supplement constitutes a benefit to the Company, its directors and stockholders, for which class plaintiffs’ attorneys should be compensated. The Company and its directors filed Special Exceptions challenging class plaintiffs’ entitlement to attorney’s fees on Friday, October 12, 2007 which is scheduled to be heard on November 15, 2007. The Court has scheduled a hearing on November 12, 2007 to consider a dismissal for want of prosecution.

The Company denies that class plaintiffs are entitled to legal fees under applicable law. The Company also denies that Levy is entitled to attorney’s fees and denies that Levy had standing to bring a derivative lawsuit. The Company contends that the disclosures in the definitive proxy were appropriate and adequate, and that the Company made the Proxy Supplement available to stockholders solely to lessen the risk of any delay of the closing of the Merger as a result of the litigation. The Company denies that the Proxy Supplement contained any material disclosures or constituted any benefit to the Company, its directors or its stockholders.

In addition, form time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of our outstanding common stock through December 2008, as more fully described in the footnote to the table below. As of September 30, 2007, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs. The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
	(In millions)
During 2007:
July	1,296	$77.13	—	$496.7
August	24,995	75.82	—	496.7
September	1,747	78.55	—	496.7

Total	28,038	76.05	—	$496.7

(1)	During the period represented by the table, 28,038 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)	On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. As of September 30, 2007, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs.
(3)	Per the terms of the Merger Agreement, we agreed that from May 17, 2007 until the effective time of the Merger, with certain exceptions, that we would not purchase any of our capital stock, which includes suspension of any repurchases under the third stock repurchase program or otherwise. Debt covenants in our credit facilities also restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year was $200.0 million beginning with 2006, increasing to $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the credit facilities.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 8, 2007, our stockholders, voting at a special meeting of the Company’s stockholders (“Special Meeting”), adopted the Agreement and Plan of Merger, dated as of May 17, 2007, by and among Aladdin Holdco, Inc., Aladdin Merger Sub, Inc. and the Company.

A total of 59,975,594 of our shares of common stock were present or represented by proxy at the Special Meeting, representing approximately 76% of our shares outstanding as of July 2, 2007, the record date set for the Special Meeting. The results of the tabulation of the votes cast at the Special Meeting are as follows:

Proposal 1. To adopt the Agreement and Plan of Merger, dated as of May 17, 2007, among Alliance Data Systems Corporation, Aladdin Holdco, Inc. and Aladdin Merger Sub, Inc., as may be amended from time to time.

For:	59,774,816
Against:	164,763
Abstain:	36,015

Proposal 2. If necessary or appropriate, to adopt a proposal to adjourn the special meeting to solicit additional proxies if there are insufficient votes at the time of the meeting to adopt the Merger Agreement.

For:	54,515,305
Against:	5,417,374
Abstain:	42,915

Item 5.	Other Information.

(a) None.

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Aladdin Holdco, Inc., Aladdin Merger Sub, Inc., and Alliance Data Systems Corporation dated as of May 17, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2007, File No. 001-15749).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Letter Agreement dated August 30, 2007 between Alliance Data Systems Corporation and Blackstone Management Partners V, L.L.C. (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on August 31, 2007, File No. 001-15749).

10.2	First Amendment to Note Purchase Agreement, dated as of October, 22, 2007, by and among Alliance Data Systems Corporation and the Holders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 23, 2007, File No. 001-15749).

10.3	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.4	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.5	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

Exhibit No.	Description
10.6	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.7	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

	By:	/s/ EDWARD J. HEFFERNAN
Date: November 6, 2007		Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MICHAEL D. KUBIC
Date: November 6, 2007		Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Aladdin Holdco, Inc., Aladdin Merger Sub, Inc., and Alliance Data Systems Corporation dated as of May 17, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2007, File No. 001-15749).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Letter Agreement dated August 30, 2007 between Alliance Data Systems Corporation and Blackstone Management Partners V, L.L.C. (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on August 31, 2007, File No. 001-15749).

10.2	First Amendment to Note Purchase Agreement, dated as of October, 22, 2007, by and among Alliance Data Systems Corporation and the Holders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 23, 2007, File No. 001-15749).

10.3	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.4	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.5	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

Exhibit No.	Description
10.6	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.7	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith