Form 10-K
period 2007-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2008-02-28
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, 77,456,956 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $6.0 billion (based upon the closing price on the New York Stock Exchange on June 30, 2007 of $77.40 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

As of February 22, 2008, 79,134,089 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2008 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. These risks, uncertainties and assumptions include those made with respect to and any developments related to the proposed merger of the Company with an affiliate of The Blackstone Group, including the risk that conditions to closing, including the condition relating to regulatory approvals, may not be satisfied and that the proposed merger may not be consummated, as well as risks and uncertainties arising from actions that the parties to the related merger agreement or others may take in response to the filing or outcome of any litigation with respect to the proposed merger. The Company cannot provide any assurance that the conditions to closing the proposed merger will be satisfied or that the transactions will be completed. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise, except as required by law.

PART I

Item 1.	Business

Agreement and Plan of Merger

On May 17, 2007, we entered into an Agreement and Plan of Merger by and among Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc., “Parent”), Aladdin Merger Sub, Inc. (“Merger Sub”) and the Company (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub were formed and are controlled by affiliates of The Blackstone Group. Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company, other than shares owned by the Company, Parent, any subsidiary of the Company or Parent, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $81.75 in cash, without interest. In addition, the Merger Agreement provides that the vesting and/or lapse of restrictions on substantially all stock options, restricted stock awards and restricted stock units will be accelerated at the effective time of the Merger and holders of such securities will receive consideration in accordance with the terms of the Merger Agreement. The Company will also accelerate the recognition of stock compensation expense resulting from the vesting of substantially all outstanding unvested stock options, restricted stock and restricted stock units in connection with the Merger. Consummation of the Merger is subject to closing conditions, including conditions relating to regulatory approvals. No assurances can be given that the conditions precedent to consummating the Merger will be satisfied or that the Merger will be consummated.

We filed our definitive proxy statement and proxy supplement with the SEC on July 5, 2007 and July 30, 2007, respectively, soliciting stockholder approval of the Merger Agreement, which was approved at a special meeting of our stockholders on August 8, 2007. We filed our Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, notification and report forms with the Federal Trade Commission and the Antitrust Division of the Department of Justice on June 1, 2007 and early termination of the applicable waiting period was granted on June 11, 2007. We filed a request for an advance ruling certificate (“ARC”) regarding the Merger under the Competition Act (Canada) with the Canadian Commissioner of Competition on June 1, 2007 and received an ARC on June 7, 2007. We filed a notification under the German Act against Restraints of Competition, as amended with the German Federal Cartel Office on June 14, 2007. The waiting period under the German Competition Act expired on July 14, 2007. Parent filed the required notices with the Office of the Comptroller of the Currency (“OCC”) on June 28, 2007. Parent also filed the required notices with the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions, in each case on July 2, 2007.

On January 25, 2008, Parent informed us in a written notice that it does not anticipate the condition to closing the Merger relating to obtaining approvals from the Office of the Comptroller of the Currency will be satisfied.

On January 30, 2008, we filed a lawsuit against Parent and Merger Sub (together, the “Merger Entities”). The lawsuit, filed in the Delaware Court of Chancery, sought specific performance to compel the Merger Entities to comply with their obligations under the Merger Agreement, including their covenants to use reasonable best efforts to obtain required regulatory approvals and to consummate the Merger.

On February 8, 2008, we filed a motion to dismiss our lawsuit without prejudice in response to the Merger Entities’ confirmation of their commitment to work to consummate the Merger. We are working with the Merger Entities to effect an acceptable solution to the unresolved regulatory issues. There can be no assurance, however, that an acceptable solution will be obtained or that the Merger will be completed.

Our Company

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through a variety of consumer marketing channels, including in-store, catalog, mail, telephone and on-line. We capture data created during each customer interaction, analyze the data and leverage the insight derived from that data to enable clients to identify and acquire new customers, as well as to enhance customer loyalty. We believe that our services are becoming increasingly valuable as companies continue to shift their marketing resources away from traditional mass marketing campaigns toward more targeted marketing programs that provide measurable returns on marketing investments.

Our clients are primarily large consumer-based businesses and include such well-known brands in North America as BMO Bank of Montreal, Citibank, Hilton, Bank of America, Victoria’s Secret, Canada Safeway, Shell Canada, Amex Bank of Canada, J. Crew and Expedia. Our client base of more than 800 companies is diversified across a broad range of end-markets, including, among others, financial services, specialty retail, grocery and drugstore chains, petroleum retail, technology, hospitality and travel, media and pharmaceuticals. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have led to long-standing client relationships.

We are the result of the 1996 merger of two entities acquired by Welsh, Carson, Anderson & Stowe: J.C. Penney’s transaction services business, BSI Business Services, Inc., and Limited Brands, Inc.’s credit card bank operation, World Financial Network National Bank. In June 2001, we concluded the initial public offering of our common stock, which is listed on the New York Stock Exchange. During 2003, we completed two secondary public offerings whereby Limited Commerce Corp., which is a wholly owned subsidiary of Limited Brands and was our second largest stockholder, sold all of our shares of common stock it beneficially owned. During 2006, Welsh, Carson, Anderson & Stowe completed the distribution of its shares to its limited partners.

We continue to execute on our growth strategy through internal growth and acquisitions. In 2007, we entered into new arrangements for private label retail card services with Orchard Supply Hardware and Gardner-White. We also signed Labrador Liquor Corporation, Roins Financial Services Limited, Réno-Dépot and Vision Electronics as new sponsors in the AIR MILES® Reward Program. We signed new contracts with Tesco, EachNet, Charter Communications, and Helzberg Diamond to provide integrated email and marketing solutions. We also signed a multi-year agreement with 7-Eleven, Inc. to provide payment processing services, including authorization and settlement for debit and credit transactions, and prepaid card services.

We further expanded our relationships with several key clients, including the signing of a multi-year agreement with Redcats USA to provide integrated credit and marketing services, including co-branded credit card services to supplement Redcats USA’s existing private label card program and co-branded credit card services to The Sportsman’s Guide, a new client of Redcats USA. We also entered into an agreement with Williams-Sonoma, Inc. (to launch a private label retail card program for the West Elm brand) and continue providing private label retail card services for the Pottery Barn brands. We also expanded our co-branded credit card services with Fortunoff.

We also completed significant AIR MILES Reward Program sponsor renewals in 2007 with A&P Canada, Goodyear Canada, Forzani Group, Ltd. and Katz Group Canada’s Rexall and Pharma Plus pharmacies. We also renewed contracts with Alon USA for integrated private label card services and Truckee Meadows Water Authority to provide customer care solutions as well as to provide bill print and payment solutions.

In February 2007, we continued to expand our marketing services offering with the acquisition of Abacus, formerly a division of DoubleClick Inc., and a leading provider of data and multi-channel direct marketing services. In November 2007, we sold our Mail Services business. The sale allows us to increase our focus on the capabilities, technologies and businesses that more closely align with our strategy.

Our corporate headquarters is located at 17655 Waterview Parkway, Dallas, Texas 75252, and our telephone number is 972-348-5100.

Our Market Opportunity and Growth Strategy

We intend to enhance our position as a leading provider of targeted, data-driven and transaction-based marketing and loyalty solutions and to continue our growth in revenue and earnings by pursuing the following strategies:

•

Capitalize on our Leadership in Targeted and Data-Driven Consumer Marketing. We intend to continue to capitalize on the ongoing shift away from traditional mass marketing campaigns to targeted and data-driven marketing programs with measurable return on investment. As consumer companies initiate or expand their targeted and transaction-based marketing strategies, we believe we are well-positioned to acquire new clients and sell additional services to existing clients based on our extensive experience in capturing and analyzing our clients’ customer transaction data to develop targeted marketing programs. We believe our comprehensive portfolio of high-quality targeted marketing and loyalty solutions provides a competitive advantage over peers with more limited service offerings. We seek to extend our leadership position in the transaction-based and targeted marketing services sector by continuing to improve the breadth and quality of our products and services. We also intend to enhance our leadership position in loyalty programs by expanding the scope of the AIR MILES Reward Program and by continuing to develop stand-alone loyalty programs such as the Hilton HHonors Program and the Citi Thank You Network. We believe that building on our market leadership will enable us to benefit from the anticipated growth in demand for targeted marketing strategies.

•

Sell More Fully Integrated End-to-End Marketing Solutions. In our U.S. marketing business (Epsilon), we have assembled what we believe is the industry’s most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications. As a result of our acquisition of Abacus in February 2007, we are able to offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of which do not currently purchase the full suite of services we offer. In addition, we further intend to integrate our product and service offerings across our business units so that we can provide clients in a broad range of industries with a comprehensive portfolio of targeted marketing solutions, including both coalition and individual loyalty programs, private label retail card programs and other transaction-based marketing solutions. By selling integrated solutions within and across our business units and our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.

•

Continue to Expand our Global Footprint. We plan to grow our business by leveraging our core competencies in the North American marketplace to further penetrate international markets. Global reach is increasingly important as our clients grow into new markets, and we are well positioned to cost-effectively increase our global presence. We believe international expansion will provide us with strong revenue growth opportunities.

•

Optimize our Business Portfolio. We will continue to evaluate our products and services given our strategic direction and demand trends. While we are focused on realizing organic revenue growth and margin expansion, we will consider select acquisitions of complementary businesses that would enhance our product portfolio, market positioning or geographic presence. We have a strong track record of identifying and integrating such targeted acquisitions.

Products and Services

Our products and services are reported under three segments—Marketing Services, Credit Services, and Transaction Services. We have traditionally marketed and sold our products and services on a stand-alone basis but increasingly market and sell them on an integrated basis. Our products and services are listed below. Financial information about our segments and geographic areas appears in Note 21 of our consolidated financial statements.

Segment	Products and Services
Marketing Services	• Loyalty Programs
—Coalition loyalty
—Stand alone loyalty

• Marketing Services
—Analytical services
—Strategic consulting and creative services
—Proprietary data services
—Database marketing services
—Interactive communications

Credit Services	• Private Label Receivables Financing
—Underwriting and risk management
—Receivables funding

Transaction Services	• Processing Services
—New account processing
—Billing and payment processing
—Remittance processing
—Customer care

• Utility Services
—Customer information system hosting
—Billing and payment processing
—Customer care

• Merchant Services
—Point-of-Sale Services
—Merchant bankcard services

Marketing Services

Our clients are focused on targeting, acquiring and retaining loyal and profitable customers. We create and manage targeted marketing programs that result in securing more frequent and sustained customer behavior. We utilize the information gathered through our loyalty and targeted marketing programs to help our clients design and implement effective marketing programs. Our clients within this segment include financial services providers, supermarkets, petroleum retailers, specialty retailers and pharmaceutical companies. BMO Bank of Montreal, the largest Marketing Services client in 2007, represented approximately 21.5% of this segment’s 2007 revenue.

Coalition Loyalty. Our AIR MILES Reward Program is the largest coalition loyalty program in Canada with over 120 participating sponsors participating in the program. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles, which operate as points, as they shop within a range of retailers and other sponsors participating in the AIR MILES Reward Program. We believe that one of the reasons our AIR MILES Reward Program is so popular with consumers, as evidenced by the approximately 70% participation rate for Canadian households, is that consumers are able to rapidly accumulate AIR MILES reward miles across a significant portion of their everyday spending.

We deal with three primary parties in connection with our AIR MILES Reward Program: sponsors, collectors and suppliers.

Sponsors. Our AIR MILES Reward Program has more than 120 brand name sponsors participating in the program such as Canada Safeway, Shell Canada, Jean Coutu, Amex Bank of Canada and BMO Bank of Montreal. The AIR MILES Reward Program is a full service outsourced loyalty program for our sponsors, who pay us a fee per AIR MILES reward mile issued, for which we provide all marketing, customer service and rewards and redemption management. We typically grant participating sponsors exclusivity in their category, which allows them to realize incremental sales and increase their market share as a result of their participation in the AIR MILES Reward Program coalition.

Collectors. Consumers participating in the AIR MILES Reward Program, who we refer to as collectors, earn AIR MILES reward miles at over 10,000 retail and service locations, in addition to the many locations where collectors can use certain cards issued by BMO Bank of Montreal and Amex Bank of Canada. The AIR MILES Reward Program offers a reward structure that provides a quick, easy and free way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards by shopping at participating sponsors.

Suppliers. We enter into supply agreements with suppliers of rewards to the program such as airlines, movie theaters and manufacturers of consumer electronics. We obtain rewards from over 300 suppliers who utilize the AIR MILES Reward Program as an additional distribution channel for their products. Suppliers include such well-recognized companies as Apple, Starbucks, Sony and Air Canada.

U.S Marketing Services. Our Epsilon business is a leader in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services. We offer customer management and loyalty solutions by utilizing data, database technologies, analytics and delivery platforms to maximize the value and loyalty of our clients’ customers and assist our clients in acquiring new customers. Our marketing programs target and reach individual consumers and provide a measurable return on our clients’ marketing investments. As a result of our acquisition of Abacus, in February 2007, we have become the industry leader in providing customer acquisition and retention solutions through cooperative databases that contain consumer transactional data from more than 1,500 multi-channel catalogers, retailers, on-line merchants and business-to-business marketers. We also operate what we believe is the world’s largest permission-based email marketing platform. We offer our clients a full end-to-end solution, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications, which we believe provides us with a competitive advantage over other marketing services providers with more limited service offerings. Epsilon has over 500 clients, primarily in the financial services, specialty retail, hospitality and pharmaceutical end-markets.

Analytical Services. We provide behavior-based, demographic and attitudinal segmentation; acquisition, attrition, cross-sell and up-sell, retention, loyalty and value predictive modeling; and program evaluation, testing and measurement across our integrated marketing services.

Strategic Consulting and Creative. We provide consulting services that analyze our client’s business, brand and/or product strategy to create customer campaigns and sales channel strategies and tactics designed to further optimize our clients’ customer relationships and marketing return on investment. We also provide direct marketing program design, development and management; campaign design and execution; value proposition and business case development; concept development and creative media consulting; print, imaging and personalization services; data processing services; fulfillment services; and mailing services.

Proprietary Data Services. We provide various data services that are essential to making informed marketing decisions. Together with our clients, we utilize this data to develop highly targeted, individualized marketing programs that build stronger customer relationships and increase response rates in marketing programs.

Marketing Database Services. We provide design and management of outsourced loyalty programs, integrated marketing databases; customer and prospect data integration and data hygiene; campaign management and marketing application integration; and web design and development.

Interactive Communications. We provide strategic, permission-based email communication solutions and marketing technologies. Our end-to-end suite of industry specific products and services includes scalable email campaign technology, delivery optimization, marketing automation tools, turnkey integration solutions, strategic consulting and creative expertise to produce email programs that generate measurable results throughout the customer lifecycle.

Credit Services

Our Credit Services segment provides risk management solutions, account origination and funding services for our more than 85 private label retail card programs. Through these programs, we managed approximately $3.9 billion in average receivables from approximately 23 million active accounts for the year ended December 31, 2007, with an average balance during that period of approximately $360 for accounts with outstanding balances. We process millions of credit applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new cardholders and establishing their credit limits. These procedures help us segment prospects into narrower ranges within each risk score provided by credit bureaus, allowing us to better evaluate individual credit risk and tailor our risk-based pricing accordingly. Our cardholders tend to be middle- to upper-income individuals, in particular 35 to 49 year-old married females who use our cards primarily as brand affinity tools rather than pure financing instruments, which has resulted in lower average balances than on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

We utilize a securitization program as our primary funding vehicle for private label retail card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a special purpose entity that then sells them to a master trust. Our securitizations are treated as sales for accounting purposes and, accordingly, the receivables are removed from our balance sheet. We retain an ownership interest in the receivables, which is commonly referred to as a seller’s interest, and a residual interest in the trust, which is commonly referred to as an interest-only strip. As of December 31 2007, Intimate Brands and Redcats accounted for approximately 18.9% and 14.0%, respectively, of the receivables in the trust portfolio.

Transaction Services

We facilitate and manage transactions between our clients and their customers through our scalable processing systems.

Processing Services. We assist clients in extending their brand with a private label or co-branded credit card that can be used by customers at the clients’ store locations, catalogs or on-line. We provide service and maintenance to our clients’ private label credit and co-branded card programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Transaction Services segment performs processing services for our Credit Services segment in connection with that segment’s private label credit card and co-branded programs. These inter-segment services accounted for 47.4% of Transaction Services revenue in 2007. We have developed a proprietary private label credit card system designed specifically for retailers that has the flexibility to be customized to accommodate our clients’ specific needs. We have also built into the system marketing tools to assist our clients in increasing sales. We utilize our Quick Credit and On-Line Prescreen products to originate new private label credit card accounts. We believe that these products provide an effective marketing advantage over competing services.

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

Safeguards to Our Business; Disaster and Contingency Planning

We operate multiple data processing centers to process and store our customer transaction data. Given the significant amount of data that we manage, much of which is real-time data to support our clients’ commerce initiatives, we have established redundant capabilities for our data centers. We have a number of safeguards in place that are designed to protect our company from data related risks and in the event of a disaster, to restore our data centers’ systems.

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each business unit of our business. We currently have seven patent applications pending with the U.S. Patent and Trademark Office and two international applications. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending in Argentina, New Zealand, the European Union, Peru, Venezuela, Brazil, Great Britain, Australia, China, Hong Kong, Japan and Singapore.

Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business unit.

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.

Marketing Services. As a provider of marketing services, we generally compete with advertising and other promotional and loyalty programs, both traditional and on-line, for a portion of a client’s total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. For each of our marketing services, we expect competition to intensify as more competitors enter our market. Competitors with our AIR MILES Reward Program may target our sponsors and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will also depend on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers. Intensifying competition may make it more difficult for us to do this.

Our Epsilon business generally competes with advertising and other promotional programs, both traditional and on-line. In addition, Epsilon competes against internally developed products and services created by our existing clients and others. For each of our marketing services, we expect competition to intensify as more competitors enter our market. For our targeted direct marketing services offerings, our ability to continue to capture detailed customer transaction data is critical in providing effective customer relationship management strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients’ objective to continually improve their return on marketing investment.

Credit Services. Our credit services business competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically these retailers have customers that make more frequent and smaller transactions. As a result, we are able to analyze card-based transaction data we obtain through managing our card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement targeted marketing strategies and to develop successful customer relationship management strategies for our clients. As an issuer of private label retail cards, we compete with other payment methods, primarily general purpose credit cards like Visa and MasterCard, which we also issue primarily as co-branded private label retail cards, American Express and Discover Card, as well as cash, checks and debit cards.

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

Regulation

Federal and state laws and regulations extensively regulate the operations of our credit card services bank subsidiary, World Financial Network National Bank, as well as our industrial bank, World Financial Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of World Financial Network National Bank and World Financial Capital Bank, and they impose significant restraints on those companies to which other non-regulated companies are not subject. Because World Financial Network National Bank is deemed a credit card bank and World Financial Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a national bank, World Financial Network National Bank is still subject to overlapping supervision by the OCC and the FDIC; and, as an industrial bank, World Financial Capital Bank is still subject to overlapping supervision by the FDIC and the State of Utah.

World Financial Network National Bank and World Financial Capital Bank must maintain minimum amounts of regulatory capital. If World Financial Network National Bank or World Financial Capital Bank do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. World Financial Capital Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. World Financial Network National Bank must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Under the National Bank Act, if the capital stock of World Financial Network National Bank is impaired by losses or otherwise, we, as the sole shareholder, may be assessed the deficiency. To the extent necessary, if a deficiency in capital still exists, the FDIC may be appointed as a receiver to wind up World Financial Network National Bank’s affairs.

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

We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, Internal Revenue Service (“IRS”) rules, and other regulations. Congress, the IRS and the bank regulators have focused their attention on banks’ monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks. We are also subject to numerous laws and regulations that are intended to protect consumers, including state laws, the Truth in Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. These laws and regulations mandate various disclosure requirements and regulate the manner in which we may interact with consumers. These and other laws also limit finance charges or other fees or charges earned in our activities. We conduct our operations in a manner that we believe excludes us from regulation as a consumer reporting agency under the Fair Credit Reporting Act. If we were deemed a consumer reporting agency, however, we would be subject to a number of additional complex regulatory requirements and restrictions.

A number of privacy regulations have been implemented in the United States, Canada, the European Union and China in recent years. These regulations place many new restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation around the world could place additional restrictions on our ability to utilize customer information.

Under the Gramm-Leach-Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. We also were required to develop an initial privacy notice and we are required to provide annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure.

In addition to the federal privacy laws with which we must comply, states also have adopted statutes, regulations or other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, we monitor and seek to comply with individual state privacy laws in the conduct of our business.

We also have systems and processes to comply with the USA PATRIOT ACT of 2001, which is designed to deter and punish terrorist acts in the United States and around the world, to enhance law enforcement investigatory tools, and for other purposes.

Canada has likewise enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. This act requires organizations to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. Some provinces have enacted substantially similar privacy legislation. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with these laws.

Employees

As of December 31, 2007, we had approximately 9,800 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

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

We submitted the certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 26, 2007 with no qualification. In addition, we included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of our public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

Item 1A.	Risk Factors

Risk Factors

Risks Related to Our Company

We cannot give any assurance that the Merger will be consummated.

Consummation of the Merger is subject to the satisfaction of various closing conditions. While certain of these conditions have been satisfied, including, among others, adoption of the Merger Agreement by a vote of two-thirds of the outstanding shares of our common stock, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and issuance of a ruling under the Competition Act (Canada) or expiration, termination or waiver under that Act, there are still several conditions to closing that have not been satisfied, including obtaining required approvals from the FDIC, the OCC and the Utah Commissioner of Financial Institutions with respect to our banking operations and certain other customary closing conditions described in the Merger Agreement. We cannot guarantee that all of the conditions precedent to consummating the Merger will be satisfied or that the Merger will be successfully completed. On January 25, 2008, Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc.) informed us in a written notice that it did not anticipate the condition to closing the Merger relating to obtaining approvals from the OCC would be satisfied. In response to the notice and subsequent conversations with Aladdin Solutions, Inc.’s representatives, on January 30, 2008, we filed a lawsuit against Aladdin Solutions, Inc. and Aladdin Merger Sub, Inc., the acquisition entities formed by affiliates of The Blackstone Group to acquire us pursuant to the terms of the Merger Agreement, seeking specific performance to compel these entities to comply with their obligations under the Merger Agreement, including their covenants to use reasonable best efforts to obtain required regulatory approvals and to consummate the Merger. On February 8, 2008, we filed a motion to dismiss our lawsuit without prejudice in response to confirmation of these entities’ commitment to work to consummate the Merger. Although we are working with these entities to effect an acceptable solution to the unresolved regulatory issues, there can be no assurance that an acceptable solution will be obtained or that the Merger will be completed.

In the event that the Merger is not completed:

•	management’s attention from our day-to-day business may be diverted;

•	we may lose key employees;

•	our relationships with customers and vendors may be disrupted as a result of uncertainties with regard to our business and prospects;

•	we may be required to pursue legal action to enforce our rights under the Merger Agreement;

•	we may be exposed to litigation claims from third parties relating to the failure to complete the Merger;

•	we may be required to pay significant transaction costs related to the Merger; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the Merger will be completed.

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

As of February 22, 2008, we had an aggregate of 100,909,467 shares of our common stock authorized but unissued and not reserved for specific purposes. While we are currently restricted by the terms of the Merger Agreement, in general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 21,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 5,212,133 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 22, 2008, including options to purchase approximately 4,030,114 shares exercisable as of February 22, 2008 or that will become exercisable within 60 days after February 22, 2008. We have reserved for issuance 1,500,000 shares of our common stock, all of which remain issuable, under our 401(k) and Retirement Savings Plan. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

A limited number of stockholders report ownership of a significant amount of our common stock. These stockholders may have interests that conflict with yours and, if they were to act together, may be able to control the election of directors and the approval of significant corporate transactions, including a change in control.

Pursuant to the information provided in various filings with the SEC on Schedules 13D or 13G and amendments thereto, there are five separate groups of affiliated entities that beneficially own, in the aggregate, approximately 35% of our outstanding common stock. These stockholders, if acting together, may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate actions, including a change in control. These stockholders may have interests that conflict with our interests or those of other stockholders. This concentration of ownership may prevent any other holder or group of holders of our common stock from being able to affect the way we are managed or the direction of our business. Accordingly, this concentration of ownership could adversely affect the prevailing market price of our common stock.

Risks Related to General Business Operations

Our 10 largest clients represented 40.7% of our consolidated revenue in 2007, and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 40.7% of our consolidated revenue during the year ended December 31, 2007, with BMO Bank of Montreal representing approximately 10.2% of our 2007 consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision to either utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

Marketing Services. Our 10 largest clients in this segment represented approximately 48.9% of our Marketing Services revenue in 2007. BMO Bank of Montreal represented approximately 21.5% of this segment’s 2007 revenue. Our contract with BMO Bank of Montreal expires in 2009.

Credit Services. Our 10 largest clients and their customers in this segment represented approximately 84.5% of our Credit Services revenue in 2007. Intimate Brands and its retail affiliates represented approximately 20.9%, and Redcats represented approximately 12.4% of our Credit Services revenue in 2007. Our contracts with Intimate Brands and its retail affiliates expire in 2012, and our contract with Redcats expires in 2016.

Transaction Services. Our 10 largest clients in this segment represented approximately 45.8% of our Transaction Services revenue in 2007.

Competition in our industries is intense and we expect it to intensify.

The markets for our products and services are highly competitive and we expect competition to intensify in each of those markets. Many of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Certain of our business units also compete against in-house staffs of our current clients and others or internally developed products and services by our current clients and others. For example, as a result of increasing competitors in the loyalty market, including from the Aeroplan Program, one of Canada’s largest loyalty marketing programs, we may experience greater competition in attracting and retaining sponsors in our AIR MILES Reward Program. Our ability to generate significant revenue from clients and partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. We may not be able to compete successfully against our current and potential competitors.

The markets for the services that we offer may fail to expand or may contract and this could negatively impact our growth and profitability.

Our growth and continued profitability depend on acceptance of the services that we offer. Our clients may not continue to use loyalty and targeted marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if customers make fewer purchases of our customers’ products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a materially adverse effect on our growth, revenue and operating results.

If we fail to identify suitable acquisition candidates, or to integrate the businesses we acquire, it could negatively affect our business.

Historically, we have engaged in a significant number of acquisitions, and those acquisitions have contributed to our growth in revenue and profitability. While we believe that acquisitions will continue to be a key component of our growth strategy, our focus for 2008 is expected to be on organic growth. However, we may not be able to continue to locate and secure acquisition candidates on terms and conditions that are acceptable to us. If we are unable to identify attractive acquisition candidates, our growth could be impaired. There are several risks to acquisitions, including:

•	the difficulty and expense that we incur in connection with the acquisition;

•	adverse accounting consequences of conforming the acquired company’s accounting policies to ours;

•	the diversion of management’s attention from other business concerns;

•	the potential loss of customers or key employees of the acquired company;

•	the impact on our financial condition due to the timing of the acquisition or the failure to meet operating expectations of the acquired business; and

•	the assumption of unknown liabilities of the acquired company.

Acquisitions that we make may not be successfully integrated into our ongoing operations and we may not achieve any expected cost savings or other synergies from any acquisition. If the operations of an acquired business do not meet expectations, our profitability and cash flows may be impaired and we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

Failure to safeguard our databases and consumer privacy could affect our reputation among our clients and their customers, and may expose us to legal claims.

As part of our AIR MILES Reward Program, targeted marketing services programs and credit card programs, we maintain databases containing information on consumers’ account transactions. Our databases may be subject to unauthorized access. If we experience a security breach, the integrity of our databases could be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, marketing services or credit card programs could decline if any compromise of security occurred. In addition, any unauthorized release of consumer information, or any public perception that we released consumer information without authorization, could subject us to legal claims from consumers or regulatory enforcement actions and adversely affect our client relationships.

As a result of our significant Canadian operations, our reported financial information will be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars.

A significant portion of our revenue is derived from our operations in Canada, which transact business in Canadian dollars. Therefore, our reported financial information from quarter-to-quarter will be affected by changes in the exchange rate between the U.S. and Canadian dollars over the relevant periods. We do not hedge any of our exchange rate exposure in our Canadian operations.

The Canadian dollar has been trading at historically high rates against the U.S. dollar in recent periods. If the Canadian dollar were to decline in value in subsequent periods, our operating results would be negatively impacted and we would not have the benefit of the favorable revenue impact we have experienced in recent periods as a result of the strength of the Canadian dollar.

The hedging activity related to our securitization trusts and our floating rate indebtedness subjects us to off-balance sheet counterparty risks relating to the creditworthiness of the commercial banks with whom we enter into hedging transactions.

In order to execute hedging strategies related to the securitization trusts and our floating rate indebtedness, we have entered into interest rate derivative contracts with commercial banks. These banks are considered counterparties. It is our policy to enter into such contracts with counterparties that are deemed to be creditworthy. However, if macro- or micro-economic events were to negatively impact these banks, the banks might not be able to honor their obligations either to us or to the securitization trusts and we might suffer a direct loss or a loss related to our residual interest in the securitization trusts.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We may not be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may also assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages may also result in limitations on our ability to use the intellectual property subject to these claims. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of our time and resources.

Loss of data center capacity, interruption of telecommunication links, computer viruses or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

Our ability to protect our data centers against damage or inoperability from fire, power loss, telecommunications failure, computer viruses and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data and periodically expand and upgrade our database capabilities. Any damage to our data centers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to virus attacks, could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

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

We rely on third party vendors to provide products and services. Our profitability could be adversely impacted if they fail to fulfill their obligations.

The failure of the company’s suppliers to deliver products and services in sufficient quantities and in a timely manner could adversely affect the company’s business. If our significant vendors were unable to renew our existing contracts we might not be able to replace the related product or service at the same cost which would negatively impact our profitability.

Risks Particular to Marketing Services

If actual redemptions by AIR MILES Reward Program collectors are greater than expected, or if the costs related to redemption of AIR MILES reward miles increase, our profitability could be adversely affected.

A portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of unredeemed AIR MILES reward miles is known as “breakage” in the loyalty industry. AIR MILES reward miles currently do not expire. We experience breakage when AIR MILES reward miles are not redeemed by collectors for a number of reasons, including:

•	loss of interest in the program or sponsors;

•	collectors moving out of the program area; and

•	death of a collector.

If actual redemptions are greater than our estimates, our profitability could be adversely affected due to the cost of the excess redemptions. Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase.

The loss of our most active AIR MILES Reward Program collectors could negatively affect our growth and profitability.

Our most active AIR MILES Reward Program collectors drive a disproportionate percentage of our AIR MILES Reward Program revenue. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive.

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

As a result of airline or travel industry disruptions, political instability, terrorist acts or war, some collectors could determine that air travel is too dangerous or burdensome. Consequently, collectors might forego redeeming AIR MILES reward miles for air travel and therefore might not participate in the AIR MILES Reward Program to the extent they previously did, which could adversely affect our revenue.

Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our marketing services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

The enactment of new or amended legislation or industry regulations arising from public concern over consumer privacy issues could have a material adverse impact on our marketing services. Legislation or industry regulations regarding consumer privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow. In addition to the United States and Canadian regulations discussed below, we have recently expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional or more stringent legislation and regulations regarding consumer privacy.

In the United States, federal and state laws such as the federal Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. Regulations under these acts give cardholders the ability to “opt out” of having information generated by their credit card purchases shared with other affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us and our affiliates from using their data.

In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Regulations under this act give consumers the ability to

“opt out,” through a national do-not-call registry and state do-not-call registries of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. This act could limit our ability to provide services and information to our clients. Failure to comply with the terms of this act could have a negative impact on our reputation and subject us to significant penalties.

In the United States, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 restricts our ability to send commercial electronic mail messages, the primary purpose of which is advertising or promoting a commercial product or service, to our customers and prospective customers. The act requires that a commercial electronic mail message provide the customers with an opportunity to opt-out from receiving future commercial electronic mail messages from the sender. Failure to comply with the terms of this act could have a negative impact on our reputation and subject us to significant penalties.

In Canada, the Personal Information Protection and Electronic Documents Act requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers may collect fewer AIR MILES reward miles.

Risks Particular to Credit Services

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

Since January 1996, we have sold a majority of the credit card receivables originated by World Financial Network National Bank to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (the “WFN Trusts”) as part of our securitization program. This securitization program is the primary vehicle through which we finance World Financial Network National Bank’s credit card receivables. If World Financial Network National Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our Retail business would be materially impaired. World Financial Network National Bank’s ability to effect securitization transactions is affected by the following factors, some of which are beyond our control:

•	conditions in the securities markets in general and the asset-backed securitization market in particular;

•	conformity of the quality of credit card receivables to rating agency requirements and changes in that quality or those requirements; and

•	our ability to fund required over-collateralizations or credit enhancements, which we routinely utilize in order to achieve better credit ratings, which lowers our borrowing costs.

In the second half of 2007, conditions in the securities market in general and the asset-backed securitization market in particular deteriorated significantly. If these conditions persist, deteriorate further or recur in the future, World Financial Network National Bank may not be able to securitize the receivables it originates on terms similar to those it has received historically, or at all. In particular, we have approximately $600.0 million of asset-backed notes that will become due in the second quarter of 2008. Our ability to refinance these notes on favorable terms or at all will depend upon our ability to continue to securitize our receivables, which will depend upon the conditions in the securities market at the time, as well as the other factors described above.

Once World Financial Network National Bank securitizes receivables, the agreement governing the transaction contains covenants that address the receivables’ performance and the continued solvency of the retailer where the underlying sales were generated. In the event such a covenant or other similar covenant is breached, an early amortization event could be declared, whereby the trustee for the securitization trust would retain World Financial Network National Bank’s interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Network National Bank, until the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables.

Increases in net charge-offs beyond our current estimates could have a negative impact on our operating income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs beyond historical levels will reduce the net spread available to us from the securitization master trust and could result in a reduction in finance charge income or a write-down of the interest-only strip, our retained interest in the securitization program represented in our consolidated balance sheets as due from securitization. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our credit card receivables and the average age of our various credit card account portfolios. The average age of our credit card receivables affects the stability of delinquency and loss rates of the portfolio. An older credit card portfolio generally drives a more stable performance in the portfolio. As of December 31, 2007, 60.5% of the total number of our securitized accounts with outstanding balances and 62.7% of the amount of our outstanding securitized receivables were for accounts with origination dates greater than 24 months old. For the year ended December 31, 2007, our managed receivables net charge-off ratio was 5.8% compared to 5.0% and 6.5% for the same period in 2006 and 2005, respectively. Our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses. Any material increases in delinquencies and losses beyond our current estimates could have a materially adverse impact on us and the value of our net retained interests in loans that we sell through securitizations.

Changes in the amount of payments and defaults by cardholders on credit card balances may cause a decrease in the estimated value of interest-only strips.

The estimated fair value of our retained interest in our securitized credit card receivables, which we refer to as our interest-only strips, depends upon the anticipated cash flows of the related credit card receivables. A significant factor affecting the anticipated cash flows is the rate at which the underlying principal of the securitized credit card receivables is reduced. Other assumptions used in estimating the value of the interest-only strips include estimated future credit losses and a discount rate commensurate with the risks involved. The rate of cardholder payments or defaults on credit card balances may be affected by a variety of economic factors, including interest rates and the availability of alternative financing, most of which are not within our control. A decrease in interest rates could cause cardholder payments to increase, thereby requiring a write down of the interest-only strips. If payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the estimated value of the interest-only strips through a charge against earnings.

Interest rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $248.1 million for 2007, which includes both on-and off-balance sheet transactions. Of this total, $80.2 million of the interest expense for 2007 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2007, we had $4.8 billion of debt, including $3.5 billion of off-balance sheet debt from our securitization program.

	As of December 31, 2007
	Fixed rate	Variable rate	Total
	(In millions)
Off-balance sheet	$2,050.0	$1,438.4	$3,488.4
On-balance sheet	909.5	421.0	1,330.5

Total	$2,959.5	$1,859.4	$4,818.9

•	At December 31, 2007, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.3% through interest rate swap agreements.

•	At December 31, 2007, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 5.5%.

A 1.0% increase in interest rates would result in an estimated decrease to pretax income of approximately $10.0 million related to our debt. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

We expect growth in our credit services segment to result from new and acquired credit card programs whose credit card receivable performance could result in increased portfolio losses and negatively impact our net retained interests in receivables securitized.

We expect an important source of growth in our credit card operations to come from the acquisition of existing credit card programs and initiating credit card programs with retailers who do not currently offer a private label or co-branded retail card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot assure you that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these credit card programs may result in defaults greater than our expectations and could have a materially adverse impact on us and the value of our net retained interests in receivables securitized.

Current and proposed regulation and legislation relating to our credit services could limit our business activities, product offerings and fees charged.

Various federal and state laws and regulations significantly limit the retail credit services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a materially adverse effect on our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a materially adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

If our bank subsidiaries fail to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which would force us to cease all of our non-banking activities and thus cause a drastic reduction in our profits and revenue.

If either of our depository institution subsidiaries failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates (which exemptions are described below), and if we did not divest such depository institution upon such an occurrence, we would become subject to regulation under the Bank Holding Company Act. This would require us to cease certain of our activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act. One of our depository institution subsidiaries, World Financial Network National Bank, is a limited-purpose national credit card bank located in Ohio. World Financial Network National Bank will not be a “bank” as defined under the Bank Holding Company Act so long as it remains in compliance with the following requirements:

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

Our other depository institution subsidiary, World Financial Capital Bank, is a Utah industrial bank that is authorized to do business by the State of Utah and the FDIC. World Financial Capital Bank will not be a “bank” as defined under the Bank Holding Company Act so long as it remains an industrial bank in compliance with the following requirements:

•

it is an institution organized under the laws of a state which, on March 5, 1987, had in effect or had under consideration in such state’s legislature a statute that required or would require such institution to obtain insurance under the Federal Deposit Insurance Act; and

•	it does not accept demand deposits that the depositor may withdraw by check or similar means for payment to third parties.

If our industrial bank fails to meet the requirements of the FDIC or State of Utah, we may be subject to termination of our industrial bank.

Our industrial bank, World Financial Capital Bank, is authorized to do business by the State of Utah and the FDIC. World Financial Capital Bank is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses. If World Financial Capital Bank fails to meet the requirements of the FDIC or the State of Utah, it may be subject to termination as an industrial bank.

Risks Particular to Transaction Services

In 2007, our Transaction Services segment derived approximately 47.4% of its revenue from servicing cardholder accounts for the Credit Services segment. If the Credit Services segment suffered a significant client loss, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.

Our Transaction Services segment performs card processing and servicing activities for cardholder accounts generated by our Credit Services segment. During 2007, our Transaction Services segment derived $357.4 million, or 47.4% of its revenues, from these services for our Credit Services segment. The financial performance of our Transaction Services segment, therefore, is linked to the activities of our Credit Services segment. If the Credit Services segment were to lose a significant client, our revenue and profitability attributable to the Transaction Services segment could be materially and adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, we leased approximately 70 general office properties worldwide, comprising over 2.6 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Dallas, Texas	Corporate, Transaction Services	230,061	October 31, 2010
Dallas, Texas	Corporate	61,750	July 31, 2017
Columbus, Ohio	Corporate, Credit Services	205,964	November 30, 2017
Columbus, Ohio	Transaction Services	103,161	January 31, 2014
Westerville, Ohio	Transaction Services	100,800	May 31, 2011
Toronto, Ontario, Canada	Marketing Services	176,566	September 30, 2017
Toronto, Ontario, Canada	Marketing Services	16,124	October 31, 2014
New York, New York	Marketing Services	50,648	January 31, 2018
Wakefield, Massachusetts	Marketing Services	96,726	April 30, 2013
Irving, Texas	Marketing Services	75,000	June 30, 2018
Thornton, Colorado	Marketing Services	6,100	January 30, 2012
Lafayette, Colorado	Marketing Services	80,132	April 30, 2016
Earth City, Missouri	Marketing Services	116,783	September 30, 2012

We believe our current and proposed facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.	Legal Proceedings

We are aware of litigation arising from what were originally four lawsuits filed against the Company and its directors in connection with the Merger. On May 18, 2007, Sherryl Halpern filed a putative class action (cause no. 07-04689) on behalf of Company stockholders in the 68th Judicial District of Dallas County, Texas against the Company, all of its directors and The Blackstone Group (the “Halpern Petition”). On May 21, 2007, Levy Investments, Ltd. (“Levy”) filed a purported derivative lawsuit (cause no. 219-01742-07) on behalf of the Company in the 219th Judicial District of Collin County, Texas against all of the Company’s directors and The Blackstone Group (the “Levy Petition”) (this suit was subsequently transferred to the 296th Judicial District of Collin County, Texas and assumed the cause no. 296-01742-07). On May 29, 2007, Linda Levine filed a putative class action (cause no. 07-05009) on behalf of Company stockholders in the 192nd Judicial District of Dallas County, Texas against the Company and all of its directors (the “Levine Petition”). On May 31, 2007, the J&V Charitable Remainder Trust filed a putative class action (cause no. 07-05127-F) on behalf of Company stockholders in the 116th Judicial District of Dallas County, Texas against the Company, all of its directors and The Blackstone Group (the “J&V Petition”).

The three putative class actions were consolidated in the 68th Judicial District Court of Dallas County, Texas (the “Court”) under the caption In re Alliance Data Corp. Class Action Litigation, No. 07-04689. On July 16, 2007, a consolidated class action petition was filed seeking a declaration that the action was a proper class action, an order preliminarily and permanently enjoining the Merger, a declaration that the director defendants breached their fiduciary duties and an award of fees, expenses and costs. The Company and its directors filed general denials in response to the putative class actions.

The derivative action filed by Levy was voluntarily dismissed and refiled in Dallas County (cause no. 07-06794), and was subsequently transferred to the Court. On July 18, 2007, Levy filed an amended derivative petition seeking an injunction preventing consummation of the Merger, an order directing the director defendants to exercise their fiduciary duties to obtain a transaction beneficial to the Company and its stockholders, a declaration that the Merger Agreement was entered into in breach of the director defendants’ fiduciary duties and is unlawful and unenforceable, an order rescinding the Merger Agreement, the imposition of a constructive trust upon any benefits improperly received by the director defendants and an award of costs and disbursements, including reasonable attorneys’ and experts’ fees. On July 24, 2007, the Company and its directors filed their Motion to Abate, Plea to the Jurisdiction and Special Exceptions to the derivative action.

On July 12, 2007, class plaintiffs filed a motion to enjoin the scheduled August 8, 2007 special meeting of stockholders at which stockholders would be asked to vote to adopt the Merger Agreement. On July 20, 2007, Levy filed a motion reflecting its similar demand. On July 27, 2007, the Company and its directors filed an opposition brief to both motions. The Company continued to deny all of the allegations in the consolidated class action petition and the amended derivative petition, contended that the asserted claims were baseless and strongly believed that its disclosures in the Company’s definitive proxy statement filed with the SEC on July 5, 2007 (the “Definitive Proxy”) were appropriate and adequate under applicable law. Nevertheless, in order to lessen the risk of any delay of the closing of the Merger as a result of the litigation, the Company made available to its stockholders certain additional information in connection with the Merger, which was filed with the SEC on July 27, 2007 and subsequently mailed to stockholders on or about July 28, 2007 (the “Proxy Supplement”). Class action and derivative plaintiffs subsequently withdrew their motions to enjoin the August 8, 2007 special meeting of stockholders.

Subsequently, on August 7, 2007, Levy filed an Application for Attorneys’ Fees, stating that the substantive issues in the case had been resolved and seeking $750,000 in attorney’s fees. Levy alleged that its lawsuit caused the Company to issue the Proxy Supplement, which, Levy contended, contained material disclosures critical to the stockholders’ assessment of the fairness of the Merger. Levy filed a Second Amended Petition and Amended Application for Attorney’s Fees on October 25, 2007, replacing Levy Investments with Yona Levy as plaintiff. In late December 2007, the parties reached a tentative settlement wherein the Company agreed to pay derivative plaintiffs’ counsel $290,000 as consideration for their contribution to the issuance of the Proxy Supplement. The settlement includes a mutual release between the Company and Yona Levy, in his individual capacity and in his derivative capacity as a stockholder of the Company. An order approving the settlement and a judgment dismissing the derivative claims were entered on January 31, 2008.

On August 14, 2007, class plaintiffs filed a Second Amended Petition, in which they withdrew all prior claims but added a claim for an equitable award of attorney’s fees. Similar to Levy, class plaintiffs allege that their lawsuits caused the Company to issue the Proxy Supplement, and that the supplement constituted a benefit to the Company, its directors and stockholders for which class plaintiffs’ attorneys should be compensated. In mid-December 2007, the parties reached a tentative settlement wherein the Company agreed to pay class plaintiffs’ counsel $380,000 as consideration for their contribution to the issuance of the Proxy Supplement. The parties are in the process of finalizing a stipulation of settlement, which must be approved by the Court.

We continue to contend that the disclosures in the Definitive Proxy were appropriate and adequate, and that we made the Proxy Supplement available to stockholders solely to lessen the risk of any delay of the closing of the Merger as a result of the litigation. We deny that the Proxy Supplement contained any material disclosures or constituted any benefit to the Company, its directors or its stockholders.

On January 30, 2008, we filed a lawsuit in the Delaware Court of Chancery against Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc.) and Aladdin Merger Sub, Inc. seeking specific performance of their respective obligations under the Merger Agreement, including covenants to use reasonable best efforts to obtain required regulatory approvals and to consummate the Merger. This lawsuit was filed in response to a written notice we received on January 25, 2008 from Aladdin Solutions, Inc. informing us that it did not anticipate the condition to closing the Merger relating to obtaining approvals from the Office of the Comptroller of the Currency would be satisfied. On February 8, 2008, we filed a notice to dismiss the lawsuit without prejudice in response to confirmation of the defendants’ commitment to work to consummate the Merger.

In addition, from time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange and trades under the symbol “ADS.” The following table sets forth for the periods indicated the high and low composite per share prices as reported by the New York Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2006
First quarter	$47.21	$35.98
Second quarter	59.75	45.34
Third quarter	61.40	47.45
Fourth quarter	66.07	54.34

Fiscal Year Ended December 31, 2007
First quarter	$68.10	$56.78
Second quarter	80.30	61.15
Third quarter	79.60	70.88
Fourth quarter	80.79	63.65

Holders

As of February 22, 2008, the closing price of our common stock was $51.36 per share, there were 79,134,089 shares of our common stock outstanding, and there were approximately 60 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant. In addition, under the terms of our credit facilities and pursuant to the terms of the Merger Agreement, we are restricted in the amount of any dividends or return of capital, other distribution, payment or delivery of property or cash to our common stockholders.

Issuer Purchases of Equity Securities

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of our outstanding common stock through December 2008, as more fully described in the footnote to the table below. As of December 31, 2007, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs. The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
				(In millions)
During 2007:
October	3,831	$78.58	—	$496.7
November	3,913	81.09	—	496.7
December	2,410	71.90	—	496.7

Total	10,154	$77.96	—	$496.7

(1)	During the period represented by the table, 10,154 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)	On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. As of December 31, 2007, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs.

(3)	Per the terms of the Merger Agreement, we agreed that from May 17, 2007 until the effective time of the Merger or the expiration or termination of the Merger Agreement, with certain exceptions, that we would not purchase any of our capital stock, which includes suspension of any repurchases under the third stock repurchase program or otherwise. Debt covenants in our credit facilities also restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year was $200.0 million beginning with 2006, increasing to $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the credit facilities.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under the 2003 Long Term Incentive Plan, the Amended and Restated Stock Option Plan, the 2005 Long Term Incentive Plan, the Executive Annual Incentive Plan or the Amended and Restated Employee Stock Purchase Plan:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	4,605,792	$33.98	4,206,964	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	4,605,792	$33.98	4,206,964

(1)	Includes 812,345 shares available for future issuance under the Amended and Restated Employee Stock Purchase Plan. In accordance with the terms of the Merger Agreement, as of June 29, 2007, the Amended and Restated Employee Stock Purchase Plan was closed to further contributions. Per the terms of the Merger Agreement, we are only permitted to issue a limited amount of additional awards under these equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2002, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group selected by us.

The companies in the peer group are Affiliated Computer Services, Inc., American Express Company, Acxiom Corporation, Capital One Financial Corporation, Fidelity National Information Services, Inc., Convergys Corporation, DST Systems, Inc., Fiserv, Inc., Global Payments Inc., Harte-Hanks, Inc., MasterCard, Incorporated, The Western Union Company, and Total Systems Services, Inc. We excluded First Data Corporation from our peer group as it was acquired by affiliates of Kohlberg Kravis Roberts & Co. and ceased trading on the New York Stock Exchange in September 2007.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

	Alliance Data Systems Corporation	S&P 500	Peer Group
December 31, 2002	$100	$100	$100
December 31, 2003	156.21	128.68	139.78
December 31, 2004	267.95	142.69	162.43
December 31, 2005	200.90	149.70	170.59
December 31, 2006	352.54	173.34	190.68
December 31, 2007	423.19	182.87	185.94

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below for the years ended December 31, 2007, 2006, and 2005, respectively, is derived from audited financial statements. Information for the years ended December 31, 2004 and 2003 can be found in our previously filed Annual Reports on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Income statement data
Total revenue	$2,291,189	$1,998,742	$1,552,437	$1,257,438	$1,046,544
Cost of operations (exclusive of amortization and depreciation disclosed separately below)(1)	1,631,029	1,434,620	1,124,590	916,201	788,874
General and administrative(1)	80,898	91,815	91,532	77,740	52,320
Depreciation and other amortization	84,338	65,443	58,565	62,586	53,948
Amortization of purchased intangibles	82,294	59,597	41,142	28,812	20,613
Impairment of long-lived assets	39,961	—	—	—	—
Loss on sale of assets	16,045	—	—	—	—
Merger costs	12,349	—	—	—	—

Total operating expenses	1,946,914	1,651,475	1,315,829	1,085,339	915,755

Operating income	344,275	347,267	236,608	172,099	130,789
Other expenses	—	—	—	—	4,275
Fair value loss on interest rate derivative	—	—	—	808	2,851
Interest expense, net	69,523	40,998	14,482	6,972	14,681

Income before income taxes	274,752	306,269	222,126	164,319	108,982
Provision for income taxes	110,691	116,664	83,381	61,948	41,684

Net income	$164,061	$189,605	$138,745	$102,371	$67,298

Net income per share—basic	$2.09	$2.38	$1.69	$1.27	$0.86
Net income per share—diluted	$2.03	$2.32	$1.64	$1.22	$0.84
Weighted average shares used in computing per share amounts—basic	78,403	79,735	82,208	80,614	78,003
Weighted average shares used in computing per share amounts—diluted	80,811	81,686	84,637	84,040	80,313

(1)	Included in general and administrative is stock compensation expense of $21.2 million, $16.1 million, $14.1 million, $13.4 million, and $5.9 million, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Included in cost of operations is stock compensation expense of $35.0 million, $27.0 million, $0, $2.3 million, and $0, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Adjusted EBITDA and Operating EBITDA(2)
Adjusted EBITDA	$642,749	$515,360	$350,458	$279,264	$211,239
Operating EBITDA	$763,495	$556,339	$396,397	$321,779	$276,138
Other financial data
Cash flows from operating activities	$571,521	$468,780	$109,081	$348,629	$116,876
Cash flows from investing activities	$(694,808)	$(542,972)	$(330,951)	$(399,859)	$(247,729)
Cash flows from financing activities	$197,075	$112,270	$278,579	$66,369	$165,003
Segment Operating data
Statements generated	221,162	211,663	190,910	190,976	167,118
Credit sales	$7,502,947	$7,444,298	$6,582,800	$6,227,421	$5,604,233
Average managed receivables	$3,909,627	$3,640,057	$3,170,485	$3,021,800	$2,654,087
AIR MILES reward miles issued	4,143,000	3,741,834	3,246,553	2,834,125	2,571,501
AIR MILES reward miles redeemed	2,723,524	2,456,932	2,023,218	1,782,185	1,512,788

(2)	See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of adjusted EBITDA and operating EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance sheet data
Cash and cash equivalents	$265,839	$180,075	$143,213	$84,409	$67,745
Seller’s interest and credit card receivables, net	652,434	569,389	479,108	248,074	271,396
Redemption settlement assets, restricted	317,053	260,957	260,963	243,492	215,271
Intangible assets, net	363,895	263,934	265,000	233,779	143,733
Goodwill	1,235,347	969,971	858,470	709,146	484,415
Total assets	4,103,594	3,404,015	2,926,082	2,239,080	1,867,424
Deferred revenue	828,348	651,506	610,533	547,123	476,387
Certificates of deposit	370,400	299,000	379,100	94,700	200,400
Long-term and other debt, including current maturities	960,105	745,377	457,844	342,823	189,751
Total liabilities	2,906,628	2,332,482	2,004,975	1,368,560	1,165,093
Total stockholders’ equity	1,196,966	1,071,533	921,107	870,520	702,331

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through a variety of consumer marketing channels, including in-store, catalog, mail, telephone and on-line. We capture data created during each customer interaction, analyze the data and leverage the insight derived from that data to enable clients to identify and acquire new customers, as well as to enhance customer loyalty. We believe that our services are becoming increasingly valuable as companies continue to shift their marketing resources away from traditional mass marketing campaigns toward more targeted marketing programs that provide measurable returns on marketing investments. We operate in three business segments: Marketing Services, Credit Services and Transaction Services.

Marketing Services. The Marketing Services segment generates revenue from our coalition loyalty program in Canada and targeted marketing services programs run by Epsilon.

In our AIR MILES Reward Program, we primarily collect fees from our clients based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. All of the fees collected for AIR MILES reward miles issued are deferred and recognized over time. AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of loyalty services revenue and indicators of the success of the program. These two drivers are also important in the revenue recognition process.

•

AIR MILES Reward Miles Issued: The number of AIR MILES reward miles issued reflects the buying activity of the collectors at our participating sponsors, who pay us a fee per AIR MILES reward mile issued. The fees collected from sponsors for the issuance of AIR MILES reward miles represent future revenue and earnings for us. The revenue related to the service element of the AIR MILES reward miles (which consists of marketing and administrative services provided to sponsors) is initially deferred and amortized over a period of 42 months, which is the estimated life of an AIR MILES reward mile, beginning with the issuance of the AIR MILES reward mile and ending upon its expected redemption.

•

AIR MILES Reward Miles Redeemed: Redemptions show that collectors are redeeming AIR MILES reward miles to collect the rewards that are offered through our programs, which is an indicator of the success of the program. We also recognize revenue from the redemptions of AIR MILES reward miles by collectors. The revenue related to the redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that we estimate will go unused by the collector base or “breakage.” We currently estimate breakage to be one-third of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of a mile or breakage in the periods presented.

Our AIR MILES Reward Program tends not to be significantly impacted by economic swings, because many of our sponsors are in non-discretionary retail categories such as grocery stores, gas stations and pharmacies. Additionally, we target the sponsors’ most loyal customers, who we believe are unlikely to significantly change their spending patterns. We are impacted by changes in the exchange rate between the U.S. dollar and the Canadian dollar.

Epsilon is a leader in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services. Epsilon has over 500 clients, primarily in the financial services, specialty retail, hospitality and pharmaceutical end-markets. In 2006, we continued our expansion of the services we provide with the acquisition of DoubleClick Email Solutions, which strengthened our presence in email communication solutions. With the acquisitions of iCom Information & Communications, Inc. (“iCOM”), a leading provider of consumer surveys, in early 2006, and CPC Associates, Inc. (“CPC”), a leading provider of new mover data, in the third quarter of 2006, Epsilon has also begun to expand its data product and services offerings. In addition, on February 1, 2007, we completed the acquisition of Abacus, which is a leading provider of data, data management and analytical services for the retail and catalog industry, as well as other sectors. As a result of these acquisitions, we can offer our clients full end-to-end solutions, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications.

Credit Services. The Credit Services segment provides risk management solutions, account origination and funding services for our more than 85 private label retail card programs. Credit Services primarily generates revenue from securitization income, servicing fees from our securitization trusts and merchant discount fees. Private label credit sales and average managed receivables are the two primary drivers of revenue for this business unit.

•

Private Label Credit Sales: This represents the dollar value of private label retail card sales that occur at our clients’ point of sale terminals or through catalogs or web sites. Generally, we are paid a percentage of these sales, referred to as merchant discount, from the retailers that utilize our program. Private label credit sales typically lead to higher portfolio balances as cardholders finance their purchases through our credit card banks.

•

Average Managed Receivables: This represents the average balance of outstanding receivables from our cardholders at the beginning of each month during the period in question. Customers are assessed a finance charge based on their outstanding balance at the end of a billing cycle. There are many factors that drive the outstanding balances, such as payment rates, charge-offs, recoveries and delinquencies. Management actively monitors all of these factors. Generally we securitize our receivables, which results in a sale for accounting purposes and effectively removes the receivables from our balance sheet to one of the securitization trusts.

During the fourth quarter of 2007, the Lane Bryant portfolio was taken in-house by Lane Bryant’s parent company. The loss of this client will impact our private label sales and our average managed receivables. It is expected that the loss of the Lane Bryant portfolio will reduce overall revenue growth to mid- to high- single digits for 2008 in the Credit Services segment, after which time, it is expected to return to normal levels.

The Credit Services segment is affected by increased outsourcing in targeted industries. The growing trend of outsourcing private label retail card programs leads to increased accounts and balances to finance. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers. Additionally, economic trends can impact this segment. Interest expense is a significant component of operating costs for the securitization trusts. Over the last three years we have experienced a historically low interest rate environment. However, interest rates in 2007 and 2006 were slightly higher than rates in 2005.

During the fourth quarter of 2005, Congress enacted bankruptcy legislation which had a two-fold impact. First, an acceleration of bankruptcies occurred in late 2005 as the result of an increased number of cardholders filing for bankruptcy protection who would otherwise not have been eligible to file for protection under the new legislation. Second, under the new legislation it became more difficult for cardholders filing for bankruptcy to dispose of their obligations to creditors. The enactment of the bankruptcy laws had a positive impact in 2006 to our net charge-off rate, which was approximately 5.0% for 2006 as compared to 6.5% for 2005. The net charge-off rate for the year ended December 31, 2007 was 5.8% and we expect that the net charge-off rate for 2008 will be in the 6% range with costs of funds expected to remain consistent with 2007.

Transaction Services. The Transaction Services segment primarily generates revenue based on the number of statements generated, customer calls handled and transactions processed. Statements generated is the primary driver of revenue for this segment and represents the majority of revenue.

•

Statements Generated: This represents the number of statements generated for our credit card and utility clients. The number of statements generated in any given period is a fairly reliable indicator of the number of active account holders during that period. In addition to receiving payment for each statement generated, we also are paid for other services such as remittance processing, customer care and various marketing and consulting services.

The Transaction Services segment is primarily affected by industry trends similar to Credit Services. Companies are increasingly outsourcing their non-core processes such as customer information systems, billing and customer care. We are impacted by this trend with our clients in utility services and issuer services.

When there are areas in our business units that no longer align with our strategy, we may explore the sale of those assets. On November 7, 2007 we sold ADS MB Corporation, which operated our mail services business. These mail services included personalized customer communications and intelligent inserting and commingling capabilities for clients in the financial services, healthcare, retail, government and utilities end markets.

Year in Review Highlights

Our results for the year ended 2007 included the following significant agreements and continued selective execution of our acquisition strategy:

•	In February 2007, we announced the signing of a multi-year agreement with Newfoundland and Labrador Liquor Corporation to participate as a sponsor in our Canadian AIR MILES Reward Program.

•

In February 2007, we announced the signing of a multi-year agreement with Redcats USA to provide integrated credit and marketing services including co-brand credit card services to supplement Redcats USA’s existing private label credit card programs as well as to provide co-brand credit card services for a new Redcats USA client, The Sportsman’s Guide.

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

•

In August 2007, we announced the signing of a multi-year renewal agreement with the Katz Group Canada Ltd., a leading retail pharmacy network in Canada, to continue the relationship of its Rexall/ Pharma Plus pharmacies as a sponsor in our Canadian AIR MILES Reward Program.

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

•

In September 2007, we announced the expansion of our agreement with RONA, to include Réno Dépot, a subsidiary of RONA, as a sponsor in our Canadian AIR MILES Reward Program. RONA is a Canadian retailer and distributor of hardware, home renovation and gardening products.

•	In October 2007, we announced the signing of a multi-year agreement to provide permission-based email marketing solutions and services to online auctioneer EachNet in China.

•	In November 2007, the Lane Bryant portfolio was taken in-house by Lane Bryant’s parent company.

•	In November 2007, we sold our Mail Services business, which was included in our Transaction Services segment, to Bowne & Co.

•

In November 2007, we announced the signing of a multi-year agreement with Charter Communications to provide loyalty marketing and database services, analytics, permission-based email communications, and strategic consulting. Charter Communications is a Fortune 500 company providing cable television, high-speed Internet access, and telephone service as well as business communication services.

•

In November 2007, we announced the signing of a multi-year renewal agreement with 7-Eleven, Inc. to provide payment processing services, including authorization and settlement for debit and credit transactions, and prepaid card services.

•

In December 2007, we announced the signing of a multi-year agreement with Helzberg Diamond to manage Helzberg Diamonds’ marketing database and provide data and analytical support for customer cross-sell and acquisition marketing efforts.

•	In December 2007, we announced that Visions Electronics joined our Canadian AIR MILES Reward Program as a sponsor. Visions Electronics is one of Western Canada’s leading electronic retailers.

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

Securitization of credit card receivables. We utilize a securitization program to finance a majority of the credit card receivables that we underwrite. We use our off-balance sheet securitization program to lower our cost of funds and more efficiently use capital. In a securitization transaction, we sell credit card receivables originated by our Credit Services segment to a trust and retain servicing rights to those receivables, an equity interest in the trust and an interest in the receivables. Our securitization trusts allow us to sell credit card receivables to the trusts on a daily basis. The securitization trusts are deemed to be qualifying special purpose entities under GAAP and are appropriately not included in our financial statements. Our interest in our securitization program is represented on our consolidated balance sheets as seller’s interest (our interest in the receivables) and due from securitizations (our retained interests and credit enhancement components).

The trusts issue bonds in the capital markets and notes in private transactions. The proceeds from the bonds and other debt are used to fund the receivables, while cash collected from cardholders is used to finance new receivables and repay borrowings and related borrowing costs. The excess spread is remitted to us as securitization income.

Our retained interest, often referred to as an interest-only strip, is recorded at fair value. The fair value of our interest-only strip represents the present value of the anticipated cash flows we will receive over the estimated life of the receivables, which is 8.5 months. This anticipated excess cash flow consists of the excess of finance charges and past-due fees net of the sum of the return paid to bond and note holders, estimated contractual servicing fees and credit losses. Because there is not a highly liquid market for these assets, we estimate the fair value of the interest-only strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the interest-only strip. The fair value of the interest-only strip, and the corresponding gain or loss, will be impacted by the estimated excess spread over the following two or three quarters. The excess spread is impacted primarily by finance and late fees collected, net charge-offs and interest rates.

Changes in the fair value of the interest-only strip are reflected in our financial statements as additional gains related to new receivables originated and securitized or other comprehensive income related to mark-to-market changes of our residual interest.

In recording and accounting for interest-only strips, we make assumptions about rates of payments and defaults that we believe reasonably reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of principal payments and defaults generally differ from our initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the interest-only strip could be impaired and the decline in the fair value would be recorded in earnings. Further sensitivity information is provided in Note 8 of our audited consolidated financial statements.

We recognize the implicit forward contract to sell new receivables during a revolving period at its fair value at the time of sale. The implicit forward contract is entered into at the market rate and thus, its initial measure is zero at inception. In addition, we do not mark the forward contract to fair value in accounting periods following the securitization because management has concluded that the fair value of the implicit forward contract in subsequent periods is not material. We believe that servicing fees received represent adequate compensation based on the amount currently demanded by the marketplace. Additionally, these fees are the same as would fairly compensate a substitute servicer should one be required and, thus, we neither record a servicing asset nor servicing liability.

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

We believe that the issuance and redemption of AIR MILES reward miles is influenced by the nature and volume of sponsors, the type of rewards offered, the overall health of the Canadian economy, the nature and extent of AIR MILES promotional activity in the marketplace and the extent of competing loyalty programs. These influences will primarily affect the average life of an AIR MILES reward mile. We do not believe that the estimated life will vary significantly over time, consistent with historical trends. The shortening of the life of an AIR MILES reward mile would accelerate the recognition of revenue and may affect the breakage rate. As of December 31, 2007, we had $828.3 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 11 of our audited consolidated financial statements.

Stock-based compensation. On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share- Based Payment” (“SFAS No. 123(R)”). We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123(R), stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

We currently use a binomial lattice option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using an implied volatility. We base the risk-free interest rate that we use in the option pricing model on a forward curve of risk free interest rates based on constant maturity rates provided by the U.S. Treasury. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the awards’ requisite service periods, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense, the future periods may differ from what we have recorded in the current period and could affect our operating income, net income and net income per share.

See Note 15 of our audited consolidated financial statements for further information regarding the SFAS No. 123(R) disclosures.

Income Taxes. We account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN No. 48”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 13 of our audited consolidated financial statements for additional detail on our uncertain tax positions and further information regarding FIN No. 48.

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

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, impairment of long-lived assets, loss on the sale of assets, merger and other costs, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit facilities and our senior note agreement. For the year ended December 31, 2007, senior debt-to-operating EBITDA was 1.2x compared to a maximum ratio of 2.75x permitted in our credit facilities and in our senior note agreements. Operating EBITDA to interest expense was 9.4x compared to a minimum ratio of 3.5x permitted in our credit facilities and 3.0x permitted in our senior note agreement. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facilities and cash flows from operations are the two main sources of funding for our acquisition strategy and for our future working capital needs and capital expenditures. As of December 31, 2007, we had borrowings of $421.0 million outstanding under the credit facilities, $500.0 million under our senior notes and had $417.0 million in unused borrowing capacity. We were in compliance with our covenants at December 31, 2007, and we expect to be in compliance with these covenants during the year ended December 31, 2008.

We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from Adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and operating EBITDA are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and operating EBITDA are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The adjusted EBITDA and operating EBITDA measures presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Net income	$164,061	$189,605	$138,745	$102,371	$67,298
Stock compensation expense	56,243	43,053	14,143	15,767	5,889
Provision for income taxes	110,691	116,664	83,381	61,948	41,684
Interest expense, net	69,523	40,998	14,482	6,972	14,681
Fair value loss on interest rate derivative	—	—	—	808	2,851
Other expenses(1)	—	—	—	—	4,275
Impairment on long-lived assets	39,961	—	—	—	—
Loss on the sale of assets	16,045	—	—	—	—
Merger and other costs(2)	19,593	—	—	—	—
Depreciation and other amortization	84,338	65,443	58,565	62,586	53,948
Amortization of purchased intangibles	82,294	59,597	41,142	28,812	20,613

Adjusted EBITDA	642,749	515,360	350,458	279,264	211,239
Change in deferred revenue	176,842	40,973	63,410	70,736	113,877
Change in redemption settlement assets	(56,096)	6	(17,471)	(28,221)	(48,978)

Operating EBITDA	$763,495	$556,339	$396,397	$321,779	$276,138

Note: An increase in deferred revenue has a positive impact to Operating EBITDA, while an increase in redemption settlement assets has a negative impact to Operating EBITDA. Change in deferred revenue and change in redemption settlement assets are affected by fluctuations in foreign exchange rates. Change in redemption settlement assets is also affected by the timing of receipts and transfers of cash.

(1)	For the year ended December 2003, other expenses are debt related.

(2)	Represents expenditures directly associated with the proposed merger of the Company with an affiliate of The Blackstone Group, compensation charges related to the departure of certain employees and other non-routine costs associated with the proposed merger and Mail Services disposition.

Results of Operations

Year ended December 31, 2007 compared to the year ended December 31, 2006

	Year Ended December 31,		Growth
	2007	2006	$	%
	(In thousands, except percentages)
Revenue:
Marketing Services	$1,086,931	$849,158	$237,773	28.0%
Credit Services	808,288	731,338	76,950	10.5
Transaction Services	753,357	776,036	(22,679)	(2.9)
Other/Eliminations	(357,387)	(357,790)	403	(0.1)

Total	$2,291,189	$1,998,742	$292,447	14.6%

Adjusted EBITDA:
Marketing Services	$236,857	$159,186	$77,671	48.8%
Credit Services	317,661	248,204	69,457	28.0
Transaction Services	88,231	107,970	(19,739)	(18.3)

Total	$642,749	$515,360	$127,389	24.7%

Stock compensation expense:
Marketing Services	$25,803	$18,162	$7,641	42.1%
Credit Services	10,032	8,451	1,581	18.7
Transaction Services	20,408	16,440	3,968	24.1

Total	$56,243	$43,053	$13,190	30.6%

Depreciation and amortization:
Marketing Services	$99,640	$58,681	$40,959	69.8%
Credit Services	13,717	13,690	27	0.2
Transaction Services	53,275	52,669	606	1.2

Total	$166,632	$125,040	$41,592	33.3%

Operating expenses(1):
Marketing Services	$850,074	$689,972	$160,102	23.2%
Credit Services	490,627	483,134	7,493	1.6
Transaction Services	665,126	668,066	(2,940)	(0.4)
Other/Eliminations	(357,387)	(357,790)	403	(0.1)

Total	$1,648,440	$1,483,382	$165,058	11.1%

Operating income:
Marketing Services	$111,414	$82,343	$29,071	35.3%
Credit Services	293,912	226,063	67,849	30.0
Transaction Services	(41,458)	38,861	(80,319)	(206.7)
Other/Eliminations	(19,593)	—	(19,593)	—

Total	$344,275	$347,267	$(2,992)	(0.9)%

Adjusted EBITDA margin(2):
Marketing Services	21.8%	18.7%	3.1%
Credit Services	39.3	33.9	5.4
Transaction Services	11.7	13.9	(2.2)

Total	28.1%	25.8%	2.3%

Segment Operating data:
Statements generated	221,162	211,663	9,499	4.5%
Credit Sales	$7,502,947	$7,444,298	$58,649	0.8%
Average managed receivables	$3,909,627	$3,640,057	$269,570	7.4%
AIR MILES reward miles issued	4,143,000	3,741,834	401,166	10.7%
AIR MILES reward miles redeemed	2,723,524	2,456,932	266,592	10.9%

(1)	Operating expenses excludes stock compensation expense, depreciation, amortization expense, impairment charges, merger and other costs.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue. Total revenue increased $292.4 million, or 14.6%, to $2,291.2 million for the year ended December 31, 2007 from $1,998.7 million for the comparable period in 2006. The increase was due to a 28.0% increase in Marketing Services revenue and a 10.5% increase in Credit Services revenue, offset by a 2.9% decrease in Transaction Services revenue as follows:

•

Marketing Services. Revenue increased $237.8 million, or 28.0%, due to a combination of strong organic growth and acquisitions completed over the past twelve months. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $68.2 million related to a 10.9% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $19.4 million primarily related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs. Within our revenue increase, changes in the exchange rate of the Canadian dollar had a $35.7 million positive impact on revenue for the AIR MILES Reward Program. Database and direct marketing fees revenue increased by $130.3 million primarily related to Epsilon’s recent acquisition of Abacus. Organic growth within Epsilon’s database marketing services division was partially offset by declines in Epsilon’s strategic marketing and consulting services division from lower volumes and a reduction of services provided to one of our clients.

•

Credit Services. Revenue increased $77.0 million, or 10.5%, primarily due to a 10.5% increase in securitization income and finance charges, net. Securitization income and finance charges, net, increased $75.9 million, which includes an increase in the fair value of the gain on the interest-only strip of $20.5 million. The increase primarily resulted from a 7.4% increase in our average managed receivables and an increase in collected yield. This growth was partially offset by the normalization of our net charge-off rate in 2007 to 5.8% as compared to 5.0% in 2006. For the year ended December 31, 2006, our net charge-off rate was impacted by abnormally low credit losses resulting from the enactment of bankruptcy reform legislation during the fourth quarter of 2005. Tempering the increase in revenue was a decline in merchant discount fees of approximately $8.1 million primarily as a result of a change in mix of fees received from merchants compared to fees received from cardholders.

•

Transaction Services. Revenue decreased $22.7 million, or 2.9%. The decline in revenue can be attributed to a decline of $11.9 million in our merchant services business, as a result of attrition and pricing concessions, a decline of $8.6 million in our utility services business as a result of a decline in consulting services provided and a loss of revenue from our Mail Services business, which was sold on November 7, 2007.

Operating Expenses. For purposes of the discussion below, total operating expenses excludes stock compensation expense, depreciation expense, amortization expense, impairment charges, merger and other costs. Total operating expenses increased $165.1 million, or 11.1%, to $1,648.4 million for the year ended December 31, 2007 from $1,483.4 million during the comparable period in 2006. Adjusted EBITDA margin increased to 28.1% for the year ended December 31, 2007 from 25.8% for the comparable period in 2006 due to increased adjusted EBITDA margins across Marketing Services and Credit Services, offset by a decrease in adjusted EBITDA margin for Transaction Services.

•

Marketing Services. Operating expenses, as defined, increased $160.1 million, or 23.2%, to $850.1 million for the year ended December 31, 2007 from $690.0 million for the comparable period in 2006, and adjusted EBITDA margin increased to 21.8% for the year ended December 31, 2007 from 18.7% for the comparable period in 2006. Increases in operating expenses were primarily attributable to the acquisition of Abacus, as discussed above. Increases in operating expenses for the Air Miles Reward Program were due to an increase in costs of good sold primarily as a result from an increase in redemptions, as well as the impact of the exchange rate of the Canadian Dollar. Changes in the exchange rate of the Canadian dollar resulted in a $28.2 million increase in operating expenses for the AIR MILES Reward Program. The increase in adjusted EBITDA margin was due to the growth of the AIR MILES business and the impact of the Abacus acquisition.

•

Credit Services. Operating expenses, as defined, increased $7.5 million, or 1.6%, to $490.6 million for the year ended December 31, 2007 from $483.1 million for the comparable period in 2006, and adjusted EBITDA margin increased to 39.3% for the year ended December 31, 2007 from 33.9% for the comparable period in 2006. The increased adjusted EBITDA margin is the result of favorable revenue trends from an increase in our average managed receivables and an increase in collected yield. The adjusted EBITDA margin also benefited from increased staffing levels in our call centers and customer relationship areas as those costs were borne by the Transaction Services segment.

•

Transaction Services. Operating expenses, as defined, decreased $2.9 million, or 0.4%, to $665.2 million for the year ended December 31, 2007 from $668.1 million for the comparable period in 2006, and adjusted EBITDA margin decreased to 11.7% for the year ended December 31, 2007 from 13.9% during the comparable period in 2006. Operating expenses increased $16.5 million due to higher expenses in our private label retail services business for increased staffing levels in our call centers and customer relationship areas which in turn drove higher profits in our Credit Services segment. The increase was somewhat offset by a decline of expenses from our merchant services business and utility services business, as management proactively controlled expenses as revenue declined. There was also a decline in operating expenses from the sale of our mail services business which was sold on November 7, 2007. Adjusted EBITDA margin decreased primarily due to the incremental private label business expenses and declines in our utility service business and our mail services business.

•

Stock compensation expense. Stock compensation expense increased $13.2 million, or 30.6%, to $56.2 million for the year ended December 31, 2007 from $43.1 million for the comparable period in 2006. The increase was due primarily to the modification of terms of certain equity based awards aggregating $9.8 million, as well as the true up of certain estimates, including forfeitures upon the adoption of SFAS No. 123(R) in 2006, of approximately $3.3 million.

•

Depreciation and Amortization. Depreciation and amortization increased $41.6 million, or 33.3%, to $166.6 million for the year ended December 31, 2007 from $125.0 million for the comparable period in 2006 primarily due to a $22.7 million increase in the amortization of purchased intangibles related to recent acquisitions and an increase of $18.9 million in depreciation and other amortization related in part to recent acquisitions as well as capital expenditures.

•

Merger and other costs. In the second quarter of 2007, we entered into the Merger Agreement with an affiliate of The Blackstone Group. Costs associated with the proposed merger were approximately $12.4 million for the year ended December 31, 2007 and include investment banking, legal and accounting costs. In addition, we incurred $7.2 million in compensation charges related to the severance of certain employees and other non-routine costs associated with our disposition of our mail services business.

•

Impairment of long-lived assets. In the third quarter of 2007, we determined that certain long-lived assets, including internally developed software, certain customer relationship assets, and other assets, had been impaired. We recognized $40.0 million as a non-cash asset write-down, with the impairment charge included in our Transaction Services segment.

•

Loss on sale of assets. On November 7, 2007, we sold ADS MB Corporation, which operated our mail services business. These mail services included personalized customer communications and intelligent inserting and commingling. In connection with the sale, we recognized a loss of $16.0 million.

Operating Income. Operating income decreased $3.0 million, or 0.9%, to $344.3 million for the year ended December 31, 2007 from $347.3 million during the comparable period in 2006. Operating income decreased primarily as a result of the impairment of long-lived assets, the loss on the sale of our Mail Services division, as well as the revenue and expense factors discussed above.

Interest Income. Interest income increased $4.1 million, or 62.1%, to $10.7 million for the year ended December 31, 2007 from $6.6 million for the comparable period in 2006 due to higher average balances of our short-term cash investments.

Interest Expense. Interest expense increased $32.6 million, or 68.5%, to $80.2 million for the year ended December 31, 2007 from $47.6 million for the comparable period in 2006. Interest expense on core debt, which includes our credit facilities and senior notes, increased $30.6 million as a result of additional borrowings to fund our recent acquisitions and our stock repurchase program, offset slightly by a decrease in interest rates from the comparable period in 2006. Interest on our certificates of deposit increased by $3.3 million, which was impacted by higher average balances and an increase in interest rates.

Taxes. Income tax expense decreased $6.0 million to $110.7 million for the year ended December 31, 2007 from $116.7 million for the comparable period in 2006 due to a decrease in taxable income. Our effective tax rate increased to 40.3% for the year ended December 31, 2007 compared to 38.1% for the comparable period in 2006, primarily due to a decrease in taxable income in certain jurisdictions, certain non-deductible expenses incurred in 2007 and changes in legislation enacted in various states and Canada.

Year ended December 31, 2006 compared to the year ended December 31, 2005

	Year Ended December 31,		Growth
	2006	2005	$	%
	(In thousands, except percentages)
Revenue:
Marketing Services	$849,158	$604,145	$245,013	40.6%
Credit Services	731,338	561,413	169,925	30.3
Transaction Services	776,036	699,884	76,152	10.9
Other/Eliminations	(357,790)	(313,005)	(44,785)	14.3

Total	$1,998,742	$1,552,437	$446,305	28.7%

Adjusted EBITDA:
Marketing Services	$159,186	$97,903	$61,283	62.6%
Credit Services	248,204	162,481	85,723	52.8
Transaction Services	107,970	90,074	17,896	19.9

Total	$515,360	$350,458	$164,902	47.1%

Stock compensation expense:
Marketing Services	$18,162	$4,714	$13,448	285.3%
Credit Services	8,451	4,714	3,737	79.3
Transaction Services	16,440	4,715	11,725	248.7

Total	$43,053	$14,143	$28,910	204.4%

Depreciation and amortization:
Marketing Services	$58,681	$36,477	$22,204	60.9%
Credit Services	13,690	6,647	7,043	106.0
Transaction Services	52,669	56,583	(3,914)	(6.9)

Total	$125,040	$99,707	$25,333	25.4%

Operating expenses(1):
Marketing Services	$689,972	$506,242	$183,730	36.3%
Credit Services	483,134	398,932	84,202	21.1
Transaction Services	668,066	609,810	58,256	9.6
Other/Eliminations	(357,790)	(313,005)	(44,785)	14.3

Total	$1,483,382	$1,201,979	$281,403	23.4%

Operating income:
Marketing Services	$82,343	$56,712	$25,631	45.2%
Credit Services	226,063	151,120	74,943	49.6
Transaction Services	38,861	28,776	10,085	35.0

Total	$347,267	$236,608	$110,659	46.8%

Adjusted EBITDA margin(2):
Marketing Services	18.7%	16.2%	2.5%
Credit Services	33.9	28.9	5.0
Transaction Services	13.9	12.9	1.0

Total	25.8%	22.6%	3.2%

Segment Operating data:
Statements generated	211,663	190,910	20,753	10.9%
Credit Sales	$7,444,298	$6,582,800	$861,498	13.1%
Average managed receivables	$3,640,057	$3,170,485	$469,572	14.8%
AIR MILES reward miles issued	3,741,834	3,246,553	495,281	15.3%
AIR MILES reward miles redeemed	2,456,932	2,023,218	433,714	21.4%

(1)	Operating expenses excludes depreciation, amortization and stock compensation expense.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue. Total revenue increased $446.3 million, or 28.7%, to $1,998.7 million for 2006 from $1,552.4 million for 2005. The increase was due to a 40.6% increase in Marketing Services, a 30.3% increase in Credit Services revenue, and a 10.9% increase in Transaction Services revenue, as follows:

•

Marketing Services. Marketing Services revenue increased $245.0 million, or 40.6%, due primarily to growth in the AIR MILES Reward Program and both organic growth and acquisition growth at Epsilon. AIR MILES Reward Program growth was driven primarily by an increase in redemption revenue of $77.2 million related to a 21.4% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $16.7 million primarily due to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs and increased AIR MILES Reward Program related to spending by certain sponsors for major national programs and campaigns. Changes in the exchange rate of the Canadian dollar accounted for approximately $31.2 million of the AIR MILES Reward Program revenue increase. Database and direct marketing fees revenue increased approximately $125.6 million primarily related to the acquisition of Epsilon businesses, Epsilon Interactive, ICOM, DoubleClick, and CPC.

•

Credit Services. Credit Services revenue increased $169.9 million, or 30.3%, primarily due to a 42.8% increase in securitization income and finance charges, net offset by a decrease in merchant discount fees. Securitization income and finance charges, net increased $173.5 million primarily as a result of a 14.8% increase in our average managed receivables, an increase in collected yield and lower charge-offs. Cost of funds remained flat. The improvement in charge-off rates is a continuation of the benefit that we have received this year as a result of the bankruptcy reform legislation which was enacted during the fourth quarter of 2005, as well as overall higher credit quality. In addition, we also had a shift in the mix of fees charged for certain portfolios which resulted in a decrease in merchant discount fees but offset by increases in securitization income.

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

Operating Expenses. Total operating expenses, excluding depreciation, amortization and stock compensation expense increased $281.4 million, or 23.4%, to $1,483.4 million for 2006 from $1,202.0 million for 2005. Total adjusted EBITDA margin increased to 25.8% for 2006 from 22.6% for 2005. The increase in adjusted EBITDA margin is due to increases in all of our segments. The EBITDA margin across our segments was positively impacted by corporate overhead as general and administrative costs remained flat between years. We were able to leverage our corporate infrastructure as revenues increased.

•

Marketing Services. Marketing Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $183.7 million, or 36.3%, to $690.0 million for 2006 from $506.2 million for 2005 and adjusted EBITDA margin increased to 18.7% for 2006 from 16.2% for 2005. The increase in operating expenses was primarily attributed to the Epsilon business acquisitions and cost of sales from our AIR MILES Reward Program as a result of an increase in redemptions. Changes in the exchange rate of the Canadian dollar resulted in a $25.1 million increase in operating expenses for the AIR MILES Reward Program. The increase in adjusted EBITDA margin was due to margin expansion in our Epsilon and AIR MILES businesses, and margin contribution from relative decreases in allocated corporate overhead.

•

Credit Services. Credit Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $84.2 million, or 21.1%, to $483.1 million for 2006 from $398.9 million for 2005, and adjusted EBITDA margin increased to 33.9% for 2006 from 28.9% for 2005. The increase in operating expenses is primarily attributed to the increase in cost of sales for statements generated and higher marketing expenses. The increased margin is the result of favorable revenue trends including an increase in our average managed receivables, an increase in collected yield and lower charge-offs, and margin contribution from relative decreases in allocated corporate overhead.

•

Transaction Services. Transaction Services operating expenses, excluding depreciation, amortization and stock compensation expense, increased $58.3 million, or 9.6%, to $668.1 million for 2006 from $609.8 million for 2005, and adjusted EBITDA margin increased to 13.9% for 2006 from 12.9% for 2005. The increase in operating expenses is primarily attributed to the increased volume of statements generated and accrued penalties for late system conversions on utility contracts, as well as additional expenses due to these conversion delays. The increase in adjusted EBITDA margin was the result of increases in revenue driven by a 10.9% increase in statements generated and margin contribution from relative decreases in allocated corporate overhead, offset by margin decrease in our utility services business. The utility services margin was impacted by conversion expenses for our clients.

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

Interest Expense. Interest expense increased $29.1 million, or 157.3%, to $47.6 million for 2006 from $18.5 million for 2005 due to higher average balances under our credit facilities and certificates of deposit. Interest expense on core debt, which includes the credit facility and senior notes, increased $20.0 million as a result of additional borrowings to fund our stock repurchase program and the acquisitions of ICOM, DoubleClick and CPC and an increase in interest rates from the comparable period in 2005. Interest on certificates of deposit increased $7.3 million due to growth in on-balance sheet receivables which was primarily associated with financing of the Blair portfolio acquisition completed in November 2005.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2007, 60.5% of securitized accounts with balances and 62.7% of securitized receivables were for accounts with origination dates greater than 24 months old. At December 31, 2006, 58.3% of securitized accounts with balances and 61.4% of securitized receivables were for accounts with origination dates greater than 24 months old. As of December 31, 2007, our allowance for doubtful accounts related to on-balance sheet private label and co-branded credit card receivables was $38.7 million compared to $45.9 million as of December 31, 2006. The decrease in the allowance for doubtful accounts was primarily the result of improved seasoning of accounts with certain of our private label credit card portfolios.

Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, we print a message on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we engage collection agencies and outside attorneys to continue those efforts. Delinquency rates subsequent to the 2005 bankruptcy reform legislation have generally risen as it has become more difficult to file for bankruptcy protection under the law.

The following table presents the delinquency trends of our managed credit card portfolio:

	December 31, 2007	% of Total	December 31, 2006	% of Total
	(In thousands, except percentages)
Receivables outstanding	$4,157,287	100%	$4,171,262	100%
Receivables balances contractually delinquent:
31 to 60 days	70,512	1.7%	62,221	1.5%
61 to 90 days	48,755	1.2	40,929	1.0
91 or more days	101,928	2.4	88,078	2.1

Total	$221,195	5.3%	$191,228	4.6%

Net Charge-Offs. Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. The following table presents our net charge-offs for the periods indicated on a managed basis. Average managed receivables represent the average balance of the cardholders at the beginning of each month in the year indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)
Average managed receivables	$3,909,627	$3,640,057	$3,170,485
Net charge-offs	227,393	180,449	207,397
Net charge-offs as a percentage of average managed receivables	5.8%	5.0%	6.5%

The net charge-off rate during 2006 was impacted by abnormally low credit losses resulting from the enactment of bankruptcy reform legislation during the fourth quarter of 2005. Although we continued to benefit from the impact of the legislation in our 2007 results, the impact is significantly less than in 2006.

Age of Portfolio. The median age of the portfolio is approximately 36 months. The following table sets forth, as of December 31, 2007, the number of securitized accounts with balances and the related balances outstanding, based upon the age of the securitized accounts:

Age Since Origination	Number of Accounts	Percentage of Accounts	Balances Outstanding	Percentage of Balances Outstanding
	(In thousands, except percentages)
0-12 Months	2,719	24.4%	$845,846	22.8%
13-24 Months	1,671	15.1	538,673	14.5
25-36 Months	1,232	11.1	407,448	11.0
37-48 Months	993	9.0	331,969	9.0
49-60 Months	874	7.9	293,222	7.9
Over 60 Months	3,604	32.5	1,288,267	34.8

Total	11,093	100.0%	$3,705,425	100.0%

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash provided by operating activities before changes in credit card portfolio activity and merchant settlement activity	$461,862	$376,847	$293,863
Net change in credit card portfolio activity	(5,780)	80,890	(186,419)
Net change in merchant settlement activity	115,439	11,043	1,637

Cash provided by operating activities	$571,521	$468,780	$109,081

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

We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $461.9 million for the year ended December 31, 2007 compared to $376.8 million for the comparable period in 2006 or a 22.6% increase. The increase in operating cash flows before changes in credit card portfolio activity and merchant settlement activity is primarily related to an increase in net income as adjusted for non-cash charges. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. We use a significant portion of our cash flows from operations for acquisitions and capital expenditures. We utilized cash flow from investing activities of $694.8 million for the year ended December 31, 2007 compared to $543.0 million for the comparable period in 2006. Significant components of investing activities are as follows:

•	Acquisitions. During the year ended December 31, 2007, we had payments for acquired businesses totaling $438.2 million compared to $205.6 million in 2006, net of cash acquired. In 2007, the cash outlay relates primarily to the acquisition of Abacus. In 2006, we acquired four businesses, which included DoubleClick Email Solutions, ICOM, Big Designs, and CPC Associates, all of which complemented and expanded our Marketing Services segment.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of December 31, 2007, we had over $3.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization and credit card receivable activity utilized $128.8 million for the year ended December 31, 2007 compared to $236.5 million in 2006. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the year ended December 31, 2007 were $116.7 million compared to $100.4 million for the prior year. Capital expenditures have typically been about 5% of annual revenue. During 2008, as certain office relocations and system conversions have been completed, we anticipate that capital expenditures will continue to decrease to approximately 3% of annual revenues.

Financing Activities. Our cash flows provided by financing activities were $197.1 million in 2007 compared to $112.3 million provided by financing activities in 2006. Our financing activities for 2007 relate to borrowings and repayments of debt in the normal course of business, business acquisitions, $108.5 million for the repurchase of our common stock on the open market, proceeds from certain sales-lease back transactions and proceeds from the exercise of stock options.

Liquidity Sources. In addition to cash generated from operating activities, we have five main sources of liquidity: securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facilities and issuances of equity securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet working capital needs, capital expenditures, and other business requirements, excluding the Merger, for at least the next 12 months.

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

Securitization Program and Off-Balance Sheet Transactions. Since January 1996, we have sold, sometimes through WFN Credit Company, LLC and WFN Funding Company II, LLC, a majority of credit card receivables owned by our credit card bank, World Financial Network National Bank, World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust II and World Financial Network Credit Card Master Trust III, which we refer to as the WFN Trusts as part of our securitization program. This securitization program is the primary vehicle through which we finance our private label credit card receivables. The following table shows expected maturities for borrowing commitments of the WFN Trusts under our securitization program by year:

	2008	2009	2010	2011	2012 & Thereafter	Total
	(In thousands)
Public notes	$600,000	$500,000	$—	$450,000	$500,000	$2,050,000
Private conduits(1)	2,085,714	—	—	—	—	2,085,714

Total	$2,685,714	$500,000	$—	$450,000	$500,000	$4,135,714

(1)	Represents borrowing capacity, not outstanding borrowings. In the fourth quarter of 2007 we renewed and amended $1,085.7 million of our $2,085.7 million private conduits under similar terms.

As of December 31, 2007, the WFN Trusts had over $3.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 5.0% to 5.7%. As of December 31, 2007, we had $370.4 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities. On January 24, 2007, we entered into a bridge loan that provides for loans in a maximum amount of $400.0 million. At the closing of the bridge loan, we borrowed $300.0 million for general corporate purposes including the repayment of debt and the financing of permitted acquisitions. The bridge loan included an uncommitted accordion feature of up to $100.0 million allowing for future borrowings, subject to certain conditions.

On July 6, 2007, we entered into a first amendment to the bridge loan to extend the maturity date from July 24, 2007 to December 31, 2007. On December 21, 2007, we entered into a second amendment to the bridge loan which extended the maturity date from December 31, 2007 to March 31, 2008 and eliminated the uncommitted accordion feature, which had allowed for future borrowings up to $100.0 million, subject to certain conditions. In addition, the second amendment adjusts the margin applicable to base rate loans and Eurodollar loans to those set forth below. We anticipate renewing or refinancing the bridge loan prior to March 31, 2008. If we are not able to refinance the bridge loan, we would expect to repay the amounts from available cash and borrowings under our consolidated credit facility.

The interest rate for base rate loans fluctuates and is equal to the higher of (A) the Bank of Montreal’s prime rate and (B) the Federal funds rate plus 0.5% plus a margin of (1) 0.0% to 0.2% for the period from January 1 to January 31, 2008; (2) 0.0% to 0.45% for the period from February 1 to February 29, 2008; and (3) 0.1% to 0.70% for the period from March 1 to March 31, 2008, based upon our Senior Leverage Ratio as defined in the bridge loan. The interest rate for Eurodollar loans fluctuates based on the London interbank offered rate plus a margin of (1) 1.1% to 1.7% for the period from January 1 to January 31, 2008; (2) 1.35% to 1.95% for the period from February 1 to February 29, 2008; and (3) 1.6% to 2.2% for the period from March 1 to March 31, 2008, based upon our Senior Leverage Ratio as defined in the bridge loan.

In March 2007, we amended our consolidated credit facility. The amendment extended the lending commitments which were scheduled to terminate on September 29, 2011 to March 30, 2012. In addition, the amendment adjusted the Senior Leverage Ratio applicable to the various levels set forth in the agreement and the margin applicable to Eurodollar loans. After giving effect to the amendment, the interest rate for Eurodollar loans denominated in U.S. or Canadian Dollars fluctuates based on the rate at which deposits of U.S. Dollars or Canadian Dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Senior Leverage Ratio as defined in the consolidated credit facility.

We were in compliance with the covenants under our credit facilities at December 31, 2007.

Senior Notes. On October 22, 2007, the Company entered into an amendment in respect of the Note Purchase Agreement with all of the Holders (as defined in the Note Purchase Agreement) providing for a mandatory prepayment of all of the Notes on the date that the Merger is consummated. The Notes would be repaid at 100% of the principal amount plus accrued and unpaid interest to the date of prepayment and the Make-Whole Amount (as defined in the Note Purchase Agreement) as determined for the prepayment date in accordance with the terms of the amendment. The obligation of the Company to prepay the Notes pursuant to the terms of the amendment was subject to and conditioned upon the occurrence of the Merger on or prior to January 1, 2008 and therefore is void and of no further force and effect since the Merger did not close on or prior to that date.

We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures. However, we will incur significant indebtedness in order to complete the Merger and our future financing needs will be materially impacted by the Merger. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions or take advantage of business opportunities. If the Merger is consummated, our ability to fund working capital, capital expenditures, debt service, strategic acquisitions, and other investments will depend on our ability to generate cash flows from operations, which is subject to general economic, financial, competitive, regulatory and other factors that are not within our control.

At December 31, 2007, we had borrowings of $421.0 million outstanding under the consolidated credit facility and the bridge loan, with a weighted average interest rate of 7.2%, $500.0 million under our senior notes, $2.0 million of standby letters of credit outstanding, and we had available unused borrowing capacity of approximately $416.9 million. The credit facility limits our aggregate outstanding letters of credit to $50.0 million. Additional details regarding our credit facilities and senior notes are set forth in Note 12 “Debt” of our audited consolidated financial statements.

Repurchase of Equity Securities. During 2007, 2006, and 2005, we repurchased approximately 1.8 million, 2.9 million and 3.9 million shares of our common stock for an aggregate amount of $108.5 million, $146.0 million and $148.8 million, respectively. We have Board authorization to purchase an additional $496.7 million of our common stock through 2008.

Per the terms of the Merger Agreement, we agreed that from May 17, 2007 until the effective time of the Merger or the expiration or termination of the Merger Agreement, with certain exceptions, we would not purchase any of our capital stock. Accordingly we have suspended any repurchases under our stock repurchase programs or otherwise. Debt covenants in the consolidated credit facility restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year was $200.0 million beginning with 2006, increasing to a maximum of $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the consolidated credit facility.

Contractual Obligations. The following table highlights, as of December 31, 2007, our contractual obligations and commitments to make future payments by type and period:

	2008	2009 & 2010	2011 & 2012	2013 & Thereafter	Total
	(In thousands)
Certificates of deposit(1)	$375,304	$—	$—	$—	$375,304
Bridge loan(1)	305,408	—	—	—	305,408
Credit facility(1)	8,773	17,545	131,912	—	158,230
Senior notes(1)	30,350	286,289	265,350	—	581,989
Operating leases	55,013	82,732	53,507	89,224	280,476
Capital leases	18,030	24,836	466	—	43,332
Software licenses	6,777	10,746	—	—	17,523
FIN No. 48 obligations(2)	—	1,959	572	—	2,531
Purchase obligations(3)	78,362	30,740	22,193	—	131,295

	$878,017	$454,847	$474,000	$89,224	$1,896,088

(1)	The certificates of deposit and credit facilities represent our estimated debt service obligations, including both principle and interest. Interest was based on the interest rates in effect as of December 31, 2007, applied to the contractual repayment period.

(2)	Does not reflect unrecognized tax benefits of approximately $80 million, of which the timing remains uncertain.

(3)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

We believe that we will have access to sufficient resources to meet these commitments.

Inflation and Seasonality

Although we cannot precisely determine the impact of inflation on our operations, we do not believe that we have been significantly affected by inflation. For the most part, we have relied on operating efficiencies from scale and technology, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. Our revenues and earnings are favorably affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as credit card balances are paid down.

Regulatory Matters

World Financial Network National Bank is subject to various regulatory capital requirements administered by the OCC. World Financial Capital Bank is subject to regulatory capital requirements administered by both the FDIC and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under the FDIC’s order approving World Financial Capital Bank’s application for deposit insurance, World Financial Capital Bank must meet specific capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses. If World Financial Capital Bank fails to meet the terms of the FDIC’s order, the FDIC may withdraw insurance coverage from World Financial Capital Bank, and the State of Utah may withdraw its approval of World Financial Capital Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, World Financial Network National Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. World Financial Network National Bank is limited in the amounts that it can pay as dividends to us.

Quantitative measures established by regulations to ensure capital adequacy require World Financial Network National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, World Financial Network National Bank is considered well capitalized. As of December 31, 2007, World Financial Network National Bank’s Tier 1 capital ratio was 35.0%, total capital ratio was 36.7% and leverage ratio was 51.6%, and World Financial Network National Bank was not subject to a capital directive order. On April 22, 2005, World Financial Capital Bank received non-disapproval notification for a modification of the original three-year business plan. The letter of non-disapproval was issued jointly by the State of Utah and the FDIC. World Financial Capital Bank, under the terms of the letter, must maintain total risk-based capital equal to or exceeding 10% of total risk-based assets and must maintain Tier 1 capital to total assets ratio of not less than 16%. Both capital ratios were maintained at or above the indicated levels until the end of the bank’s de novo period on November 30, 2006.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value as well as a fair value hierarchy that prioritizes the information used to develop the assumptions, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The standard is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB proposed a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. We are currently in the process of evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are currently in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations” and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin

No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Both statements are required to be adopted for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

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

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $248.1 million for 2007, which includes both on-and off-balance sheet transactions. Of this total, $80.2 million of the interest expense for 2007 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2007, we had $4.8 billion of debt, including $3.5 billion of off-balance sheet debt from our securitization program.

	As of December 31, 2007
	Fixed rate	Variable rate	Total
	(In millions)
Off-balance sheet	$2,050.0	$1,438.4	$3,488.4
On-balance sheet	909.5	421.0	1,330.5

Total	$2,959.5	$1,859.4	$4,818.9

•	At December 31, 2007, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.3% through interest rate swap agreements.

•	At December 31, 2007, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 5.5%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2007, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pretax income of approximately $10.0 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pretax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 1% increase in the Canadian exchange rate would have resulted in an increase in pretax income of $1.2 million. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pretax income.

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

A 1% increase in the cost of redemptions would have resulted in a decrease in pretax income of $3.0 million. Conversely, a corresponding decrease in the cost of redemptions would result in a comparable increase to pretax income.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2007 did not include the internal controls of Abacus, because of the timing of the acquisition, which was completed in February 2007. As of December 31, 2007, this entity constituted approximately $404.7 million of total assets, $112.2 million of revenues and $9.7 million of net income for the year then ended.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2007.

During 2007, we completed the process of converting Abacus’s legacy general ledger platform to the platform utilized by the majority of our business units. There have been no other changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Proxy Statement for the 2008 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Item 11.	Executive Compensation

Incorporated by reference to the Proxy Statement for the 2008 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Proxy Statement for the 2008 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Proxy Statement for the 2008 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Proxy Statement for the 2008 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule

(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.	Description
2.1	Purchase Agreement, dated as of December 22, 2006, by and among DoubleClick Inc., Alliance Data Systems Corporation and Alliance Data FHC, Inc. (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on December 28, 2006, File No. 0001-15749).

2.2	Agreement and Plan of Merger by and among Aladdin Holdco, Inc., Aladdin Merger Sub, Inc. and Alliance Data Systems Corporation dated as of May 17, 2007 (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2007, File No. 001-15749).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

*10.2	Fourth Amendment to Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated September 3, 2004.

10.3	Commercial Lease Agreement by and between Waterview Parkway L.P. and ADS Alliance Data Systems, Inc., dated July 16, 1997 (incorporated by reference to Exhibit No. 10.22 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

*10.4	First Amendment to Commercial Lease Agreement by and between Waterview Parkway L.P. and ADS Alliance Data Systems, Inc., dated May 20, 2006.

Exhibit No.	Description
10.5	Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

*10.6	Fifth Amendment to Office Lease between Office City, Inc. and World Financial Network National Bank, dated March 29, 2004.

10.7	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.8	Fourth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 1, 2000 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

10.9	Fifth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 30, 2001 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

*10.10	Sixth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated January 27, 2006.

10.11	Lease Agreement by and between Petula Associates, Ltd. and Compass International Services, dated August 28, 1998, as amended (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.12	Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

*10.13	First Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated August 29, 2007.

10.14	Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

10.15	Sublease by and between SonicNet, Inc. and Bigfoot Interactive, Inc., dated as of March 2003 (incorporated by reference to Exhibit No. 10.15 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

10.16	Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 31, 2005 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

*10.17	Second Amendment to Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 11, 2007.

10.18	Lease between 592423 Ontario Inc. and Loyalty Management Group Canada, Inc., dated November 14, 2005 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

10.19	Lease Agreement by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated August 25, 2006 (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

Exhibit No.	Description
*10.20	Agreement of Lease by and between 11 West 19th Associates LLC and Epsilon Data Management LLC, dated March 15, 2007.

*10.21	Office Lease by and between Location[3] Limited and 3407276 Canada, Inc., dated as of July 20, 1999.

*10.22	Lease Agreement by and between DoubleClick Inc. and Epsilon Data Management LLC, dated as of February 1, 2007, as amended June 2007.

10.23	Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

+10.24	Alliance Data Systems Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.23 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

+10.25	Alliance Data Systems Corporation Executive Annual Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

+10.26	Alliance Data Systems Corporation 2005 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2005, File No. 001-15749).

+10.27	Alliance Data Systems Corporation 2006 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.28 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

+10.28	Alliance Data Systems Corporation 2007 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.26 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.29	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

+10.30	Form of Alliance Data Systems Corporation Incentive Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623)

+10.31	Form of Alliance Data Systems Corporation Non-Qualified Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.36 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.32	Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit C to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

+10.33	Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).

+10.34	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

Exhibit No.	Description
+10.35	Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).

+10.36	Form of Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).

+10.37	Form of Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2006, File No. 001-15749).

+10.38	Form of Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2007 grant) (incorporated by reference to Exhibit No. 10.99 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.39	Form of Agreement for 2007 Special Award under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.100 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.40	Form of Canadian Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.101 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.41	Form of Canadian Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.102 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.42	Form of Canadian Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2007 grant) (incorporated by reference to Exhibit No. 10.103 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.43	Form of Canadian Agreement for 2007 Special Award under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.104 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.44	Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.45	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.46	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2006, File No. 001-15749).

+10.47	Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

+10.48	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).

Exhibit No.	Description
+10.49	Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 20, 2001, File No. 333-65556).

+10.50	Amendment, dated February 4, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

+10.51	Amendment No. 2, dated April 7, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

+10.52	Amendment No. 3, dated May 8, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

+10.53	Amendment No. 4, dated June 9, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.32 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10.54	Amendment No. 5, dated September 29, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.33 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10.55	Amendment No. 6, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.34 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10.56	Amendment No. 7, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10.57	Amendment No. 8, dated December 12, 2003, to Alliance Data Systems 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit No. 10.36 to our Annual Report on Form 10-K filed with the SEC on March 5, 2004, File No. 001-15749).

+10.58	Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.59	Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.60	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).

10.61	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

Exhibit No.	Description
10.62	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and August 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of world financial network credit card master trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.63	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.64	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.65	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.66	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.67	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).

10.68	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.69	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).

Exhibit No.	Description
10.70	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.71	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.72	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.73	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.74	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.75	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company, as supplemented by the Series 2001-A Indenture Supplement, the Series 2002-A Indenture Supplement, the Series 2002-VFN Supplement (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).

10.76	Series 2003-A Indenture Supplement, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust filed with the SEC on August 28, 2003, File No. 333-60418-01).

10.77	Series 2004-A Indenture Supplement, dated as of May 19, 2004 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004, File Nos. 333-60418, 333-60418-01 and 333- 113669).

10.78	Series 2004-C Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

Exhibit No.	Description
10.79	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

10.80	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.81	Issuance Supplement to Series 2003-A Indenture Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 of the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Trust on August 28, 2003, File No. 333-60418-01).

10.82	Note Purchase Agreement, dated as of May 1, 2006, by and among Alliance Data Systems Corporation and the Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.83	First Amendment to Note Purchase Agreement, dated as of October 22, 2007, by and among Alliance Data Systems Corporation and the Holders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 23, 2007, File No. 001-15749).

10.84	Subsidiary Guaranty, dated as of May 1, 2006, by ADS Alliance Data Systems, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.85	Credit Agreement, dated as of September 29, 2006, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto, as Guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Sole Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).

10.86	First Amendment to Credit Agreement, dated as of March 30, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2007, File No. 001-15749).

10.87	Joinder to Subsidiary Guaranty, dated as of September 29, 2006, by each of Epsilon Marketing Services, LLC, Epsilon Data Marketing, LLC and Alliance Data Foreign Holdings, Inc. in favor of the holders from time to time of the Senior Notes issued under the Note Purchase Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).

10.88	Credit Agreement, dated as of January 24, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2007, File No. 001-15749).

Exhibit No.	Description
10.89	First Amendment to Credit Agreement, dated July 6, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2007, File No. 001-15749).

10.90	Second Amendment to Credit Agreement, dated as of December 21, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on December 28, 2007, File No. 001-15749).

+10.91	Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

+10.92	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

10.93	Letter Agreement dated August 30, 2007 between Alliance Data Systems Corporation and Blackstone Management Partners V, L.L.C. (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on August 31, 2007, File No. 001-15749).

*21	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Alliance Data Systems Corporation

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, as of January 1, 2006, the Company changed its method of accounting for employee stock-based compensation. As discussed in Note 13 to the consolidated financial statements, as of January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting. As described in our report dated February 28, 2008, management excluded from their assessment the internal control over financial reporting of Abacus which was acquired in February 2007; accordingly, our audit of the Company’s internal control over financial reporting did not include the internal control over financial reporting at Abacus.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Alliance Data Systems Corporation

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment of the internal control over financial reporting at Abacus, which was acquired in February 2007 and whose financial statements reflect total assets, revenues and net income constituting ten, five and six percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Abacus. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion and includes an explanatory paragraph regarding the Company’s change in its method of accounting for employee stock-based compensation in 2006 and the Company’s change in its method of accounting for uncertainty in income taxes in 2007, on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2008

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenues
Transaction	$675,388	$660,305	$616,589
Redemption	420,966	352,801	275,840
Securitization income and finance charges, net	655,712	579,742	405,868
Database marketing fees and direct marketing services	452,136	319,704	194,775
Other revenue	86,987	86,190	59,365

Total revenue	2,291,189	1,998,742	1,552,437

Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,631,029	1,434,620	1,124,590
General and administrative	80,898	91,815	91,532
Depreciation and other amortization	84,338	65,443	58,565
Amortization of purchased intangibles	82,294	59,597	41,142
Impairment of long-lived assets	39,961	—	—
Loss on the sale of assets	16,045	—	—
Merger costs	12,349	—	—

Total operating expenses	1,946,914	1,651,475	1,315,829

Operating income	344,275	347,267	236,608
Interest income	(10,691)	(6,595)	(4,017)
Interest expense	80,214	47,593	18,499

Income before income taxes	274,752	306,269	222,126
Provision for income taxes	110,691	116,664	83,381

Net income	$164,061	$189,605	$138,745

Net income per share:
Basic	$2.09	$2.38	$1.69

Diluted	$2.03	$2.32	$1.64

Weighted average shares:
Basic	78,403	79,735	82,208

Diluted	80,811	81,686	84,637

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$265,839	$180,075
Due from card associations	21,456	108,671
Trade receivables, less allowance for doubtful accounts ($9,466 and $5,325 at December 31, 2007 and 2006, respectively)	306,992	271,563
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($38,726 and $45,919 at December 31, 2007 and 2006, respectively)	652,434	569,389
Deferred tax asset, net	95,950	88,722
Other current assets	110,370	91,555

Total current assets	1,453,041	1,309,975

Redemption settlement assets, restricted	317,053	260,957
Property and equipment, net	248,788	208,327
Deferred tax asset, net	33,102	—
Due from securitizations	379,268	325,457
Intangible assets, net	363,895	263,934
Goodwill	1,235,347	969,971
Other non-current assets	73,100	65,394

Total assets	$4,103,594	$3,404,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$134,790	$112,582
Accrued expenses	228,111	201,904
Merchant settlement obligations	216,560	188,336
Certificates of deposit	370,400	294,800
Credit facilities and other debt, current	315,730	7,902
Other current liabilities	60,133	72,196

Total current liabilities	1,325,724	877,720

Deferred tax liability, net	—	44,234
Deferred revenue (Note 11)	828,348	651,506
Certificates of deposit	—	4,200
Long-term and other debt	644,375	737,475
Other liabilities	108,181	17,347

Total liabilities	2,906,628	2,332,482
Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 87,786 shares and 86,872 shares at December 31, 2007 and 2006, respectively	878	869
Additional paid-in capital	898,631	834,680
Treasury stock, at cost, 9,024 shares and 7,218 shares at December 31, 2007 and 2006, respectively)	(409,486)	(300,950)
Retained earnings	682,903	527,686
Accumulated other comprehensive income	24,040	9,248

Total stockholders’ equity	1,196,966	1,071,533

Total liabilities and stockholders’ equity	$4,103,594	$3,404,015

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Unearned Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
January 1, 2005	82,765	828	(7,739)	679,776	(6,151)	199,336	4,470	870,520
Net income						138,745		138,745
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale							414	414
Foreign currency translation adjustments							3,205	3,205

Other comprehensive income							3,619

Amortization of unearned compensation			6,546					6,546
Purchase of treasury shares					(148,801)			(148,801)
Issuance of restricted stock	471	5	(13,311)	20,903				7,597
Other common stock issued, including income tax benefits	1,529	15		42,866				42,881

December 31, 2005	84,765	848	(14,504)	743,545	(154,952)	338,081	8,089	921,107
Net income						189,605		189,605
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale							1,880	1,880
Foreign currency translation adjustments							(721)	(721)

Other comprehensive income							1,159

Reversal of unearned compensation upon adoption of SFAS No. 123(R)			14,504	(14,504)				—
Stock compensation expense				43,053				43,053
Purchase of treasury shares					(145,998)			(145,998)
Other common stock issued, including income tax benefits	2,107	21		62,586				62,607

December 31, 2006	86,872	869	—	834,680	(300,950)	527,686	9,248	1,071,533
Net income						164,061		164,061
Cumulative effect on retained earnings upon the adoption of FIN No. 48						(8,844)		(8,844)
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale							846	846
Foreign currency translation adjustments							13,946	13,946

Other comprehensive income							14,792

Stock compensation expense				46,513				46,513
Purchase of treasury shares					(108,536)			(108,536)
Other common stock issued, including income tax benefits	914	9		17,438				17,447

December 31, 2007	87,786	$878	$—	$898,631	$(409,486)	$682,903	$24,040	$1,196,966

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,061	$189,605	$138,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,632	125,040	99,707
Deferred income taxes	(27,729)	(27,772)	(13,475)
Provision for doubtful accounts	42,145	38,141	22,055
Non-cash stock compensation	56,243	43,053	14,143
Fair value gain on interest-only strip	(39,958)	(19,470)	(23,300)
Loss on sale of assets	16,045	—	—
Impairment of long-lived assets	39,961	—	—
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(24,042)	(50,947)	(37,592)
Change in merchant settlement activity	115,439	11,043	1,637
Change in other assets	(28,821)	(3,282)	(8,619)
Change in accounts payable and accrued expenses	66,646	57,084	42,757
Change in deferred revenue	49,886	43,353	43,288
Change in other liabilities	(9,566)	(8,728)	743
Data acquisition costs	(8,207)	—	—
Purchase of credit card receivables	(224,626)	(73,555)	(186,419)
Proceeds from sale of credit card receivable portfolios	218,846	154,445	—
Tax benefit of stock option exercises	—	—	13,648
Excess tax benefits from stock-based compensation	(8,163)	(17,521)	—
Other	6,729	8,291	1,763

Net cash provided by operating activities	571,521	468,780	109,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(9,477)	(396)	(10,983)
Payments for acquired businesses, net of cash acquired	(438,163)	(205,567)	(140,901)
Proceeds from the sale of assets	12,347	—	—
Investment in unconsolidated subsidiary	(8,000)	—	—
Change in due from securitizations	(11,115)	(32,698)	(1,005)
Net increase in seller’s interest and credit card receivables	(117,691)	(203,764)	(106,785)
Capital expenditures	(116,652)	(100,352)	(65,900)
Other	(6,057)	(195)	(5,377)

Net cash used in investing activities	(694,808)	(542,972)	(330,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,309,000	3,629,869	1,272,260
Repayment of borrowings	(2,113,000)	(3,345,869)	(1,155,735)
Certificates of deposit issuances	494,100	336,300	379,100
Repayments of certificates of deposit	(422,700)	(416,400)	(94,700)
Payment of capital lease obligations	(14,481)	(7,935)	(6,409)
Proceeds from sales-lease back transactions	25,949	—	—
Excess tax benefits from stock-based compensation	8,163	17,521	—
Proceeds from issuance of common stock	20,892	48,831	29,106
Purchase of treasury shares	(108,536)	(145,998)	(145,043)
Other	(2,312)	(4,049)	—

Net cash provided by financing activities	197,075	112,270	278,579

Effect of exchange rate changes on cash and cash equivalents	11,976	(1,216)	2,095

Change in cash and cash equivalents	85,764	36,862	58,804
Cash and cash equivalents at beginning of year	180,075	143,213	84,409

Cash and cash equivalents at end of year	$265,839	$180,075	$143,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$78,958	$40,628	$16,423

Income taxes paid, net of refunds	$107,516	$141,935	$58,237

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”) is a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label retail credit card programs. The Company focuses on facilitating and managing interactions between our clients and their customers through a variety of consumer marketing channels, including in-store, catalog, mail, telephone and on-line. The Company captures data created during each customer interaction, analyzes the data and leverages the insight derived from that data to enable clients to identify and acquire new customers, as well as to enhance customer loyalty.

The Company operates in three reportable segments: Marketing Services, Credit Services and Transaction Services. Marketing Services provides loyalty programs, such as the AIR MILES® Reward Program, and integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, including email marketing campaigns. Credit Services provides private label retail card receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label retail card programs. Transaction Services encompasses card processing, billing and payment processing and customer care for specialty and petroleum retailers (processing services), customer information system hosting, customer care and billing and payment processing for regulated and de-regulated utilities (utility services) and other processing-oriented businesses.

2. PROPOSED MERGER

On May 17, 2007, the Company entered into an Agreement and Plan of Merger by and among Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc., “Parent”), Aladdin Merger Sub, Inc. (“Merger Sub”) and the Company (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub were formed and are controlled by affiliates of The Blackstone Group. Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company, other than shares owned by the Company, Parent, any subsidiary of the Company or Parent, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $81.75 in cash, without interest. In addition, the Merger Agreement provides that the vesting and/or lapse of restrictions on substantially all stock options, restricted stock awards and restricted stock units will be accelerated at the effective time of the Merger and holders of such securities will receive consideration in accordance with the terms of the Merger Agreement. The Company will also accelerate the recognition of stock compensation expense resulting from the vesting of substantially all outstanding unvested stock options, restricted stock and restricted stock units in connection with the Merger. Consummation of the Merger is subject to closing conditions, including conditions relating to regulatory approvals. No assurances can be given that the conditions precedent to consummating the Merger will be satisfied or that the Merger will be consummated.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 22, 2007, the Company entered into an amendment (the “Amendment”) in respect of the Notes with all of the Holders (as defined in the Note Purchase Agreement) providing for a mandatory prepayment of all of the Notes on the date that the Merger is consummated, provided that the Merger is consummated no later than January 1, 2008. The Notes shall be repaid at 100% of the principal amount plus accrued and unpaid interest to the date of prepayment and the Make-Whole Amount (as defined in the Note Purchase Agreement) as determined for the prepayment date in accordance with the terms of the Amendment. The obligation of the Company to prepay the Notes pursuant to the terms of the Amendment is subject to and conditioned upon the occurrence of the Merger on or prior to January 1, 2008 and therefore is void and of no further force and effect since the Merger did not close on or prior to that date. In connection with the Amendment, on October 23, 2007, Merger Sub withdrew the Tender Offer and Consent Solicitation and the Company withdrew the Prepayment Offer. The early retirement of debt will result in the recognition of unamortized debt issuance costs as well as any premium charges associated with early retirement.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 25, 2008, Parent informed us in a written notice that it does not anticipate the condition to closing the Merger relating to obtaining approvals from the Office of the Comptroller of the Currency will be satisfied.

On January 30, 2008, the Company filed a lawsuit against Parent and Merger Sub (together, the “Merger Entities”). The lawsuit, filed in the Delaware Court of Chancery, sought specific performance to compel the Merger Entities to comply with its obligations under the Merger Agreement, including its covenants to use reasonable best efforts to obtain required regulatory approvals and to consummate the Merger.

On February 8, 2008, the Company filed a motion to dismiss this lawsuit without prejudice in response to the Merger Entities’ confirmation of its commitment to work to consummate the Merger. The Company is working with the Merger Entities to effect an acceptable solution to the unresolved regulatory issues. There can be no assurance, however, that an acceptable solution will be obtained or that the Merger will be completed.

For the year ended December 31, 2007, the Company has recorded merger costs of approximately $12.3 million consisting of investment banking, legal, accounting and other costs associated with the Merger.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ADSC and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Due from Card Associations and Merchant Settlement Obligations—Due from card associations and merchant settlement obligations result from the Company’s merchant services and associated settlement activities. Due from card associations is generated from credit and debit card transactions, such as MasterCard, Visa, American Express, and Discover Card at merchant locations. The Company records corresponding settlement obligations for amounts payable to merchants. These accounts are settled with the respective card association or merchant on different days.

Seller’s Interest and Credit Card Receivables—The majority of our credit card receivables are securitized immediately or shortly after origination. As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller’s interest. Seller’s interest is carried at fair value and credit card receivables are carried at lower of cost or market less an allowance for doubtful accounts. In its capacity as a servicer of the credit card receivables, the Company receives a servicing fee from the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (collectively the “WFN Trusts”). The Company believes that servicing fees received represent adequate compensation based on the amount currently demanded by the marketplace. Additionally, these fees are the same as would fairly compensate a substitute servicer should one be required and, thus, the Company records neither a servicing asset nor servicing liability.

Allowance for Doubtful Accounts—The Company specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in its customer payment terms and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemption Settlement Assets, Restricted—These securities relate to the redemption fund for the AIR MILES Reward Program and are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of our sponsor contracts. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale.

Property and Equipment—Furniture, fixtures, computer equipment and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization, including capital leases, are computed on a straight-line basis, using estimated lives ranging from three to 15 years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Software development (costs to create new platforms for certain of the Company’s information systems) and conversion costs (systems, programming and other related costs to allow conversion of new client accounts to the Company’s processing systems) are capitalized in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and are amortized on a straight-line basis over the length of the associated contract or benefit period, which generally ranges from three to five years.

Goodwill and Other Intangible Assets—Goodwill and indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment may have occurred, using the market comparable and discounted cash flow methods. Separable intangible assets that have finite useful lives are amortized over those useful lives.

The Company also defers costs related to the acquisition or licensing of data for the Company’s proprietary databases which are used in providing data products and services to customers. These costs are amortized over the useful life of the data, which is from one to five years.

Revenue Recognition—The Company’s policy follows the guidance from SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. SAB No. 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

Transaction—The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed. Included are reimbursements received for “out-of-pocket” expenses.

Database marketing fees and direct marketing services—For maintenance and service programs, revenue is recognized as services are provided. Revenue associated with a new database build is deferred until client acceptance. Upon acceptance, it is then recognized over the term of the related agreement as the services are provided. Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist. Revenue from the licensing of data in which the Company is obligated to provide future updates is recognized on a straight-line basis over the license term.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the Redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the Redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base (“breakage”). The Company currently estimates breakage to be one-third of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of an AIR MILES reward mile or breakage in the periods presented.

Securitization income—Securitization income represents gains and losses on securitization of credit card receivables and interest income on seller’s interest and credit card receivables held on the balance sheet less a provision for doubtful accounts of $35.8 million, $33.8 million, and $20.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. During 2006, the Company recognized $2.7 million in gains, related to the securitization of new credit card receivables accounted for as sales. No amounts were recognized during 2007 or 2005. The Company records gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represents an interest-only (“I/O”) strip, consisting of the excess of finance charges and certain other fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the receivables. The amount initially allocated to the I/O strip at the date of a securitization reflects the allocated original basis of the relative fair values of those interests. The amount recorded for the I/O strip is reduced for distributions on the I/O strip, which the Company receives from the related trust, fair value gains or losses on interest-only strip, which are recorded through earnings, and is adjusted for mark to market adjustments to the fair value of the I/O strip, which are reflected in other comprehensive income. Because there is not a highly liquid market for these assets, management estimates the fair value of the I/O strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the I/O strip.

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

Finance charges, net—Finance charges, net of credit losses, represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned.

Securitization Sales—The Company’s securitization of its credit card receivables involves the sale to a trust and is accomplished primarily through the public and private issuance of asset-backed securities by the special

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purpose entities. The Company removes credit card receivables from its Consolidated Balance Sheets for those asset securitizations that qualify as sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of FASB Statement No. 125”. The Company has determined that the WFN Trusts are qualifying special purpose entities as defined by SFAS No. 140, and that all current securitizations qualify as sales.

Taxes assessed on revenue-producing transactions described above are presented on a net basis, and are excluded from revenues.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Numerator
Net income available to common stockholders	$164,061	$189,605	$138,745

Denominator
Weighted average shares, basic	78,403	79,735	82,208
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	2,408	1,951	2,429

Denominator for diluted calculation	80,811	81,686	84,637

Basic
Net income per share	$2.09	$2.38	$1.69

Diluted
Net income per share	$2.03	$2.32	$1.64

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income.

Leases—Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement.

Advertising Costs—The Company participates in various advertising and marketing programs. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses of $83.6 million, $76.7 million and $39.7 million for the years ended 2007, 2006 and 2005, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation Expense—Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense estimated for the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) pro forma disclosures, adjusted for forfeitures.

The following table sets forth the pro forma amounts of net income and net income per share, for the year ended December 31, 2005 that would have resulted if the Company had accounted for the stock-based awards under the fair value recognition provisions of SFAS No. 123:

Year Ended December 31, 2005
(In thousands, except per share amounts)
Net income, as reported	$138,745
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,839
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(22,849)

$124,735

Net income per share:
Basic-as reported	$1.69
Basic-pro forma	$1.52
Diluted-as reported	$1.64
Diluted-pro forma	$1.47

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

Recently Issued Accounting Standards—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value as well as a fair value hierarchy that prioritizes the information used to develop the assumptions, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The standard is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB proposed a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. The Company is currently in the process of evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial position, results of operations and cash flows.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently in the process of evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations” and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Both statements are required to be adopted for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

4. ACQUISITIONS AND DISPOSITIONS

During the past three years the Company completed the following acquisitions:

Business	Month Acquired	Consideration	Segment
2007:
Abacus.	February 2007	Cash for Assets and Common Stock	Marketing Services

2006:
iCOM Information & Communications, Inc.	February 2006	Cash for Assets and Common Stock	Marketing Services
DoubleClick Email Solutions	April 2006	Cash for Assets and Common Stock	Marketing Services
Big Designs, Inc.	August 2006	Cash for Assets	Marketing Services
CPC Associates, Inc.	October 2006	Cash for Common Stock	Marketing Services

2005:
Atrana Solutions, Inc.	May 2005	Cash for Common Stock	Transaction Services
Bigfoot Interactive, Inc.	September 2005	Cash for Equity	Marketing Services

2007 Acquisitions:

On February 1, 2007, the Company completed the acquisition of Abacus, a division of DoubleClick Inc. Abacus is a leading provider of data, data management and analytical services for the retail and catalog industry, as well as other sectors. The Abacus acquisition complements, expands and strengthens the Company’s core database marketing offerings and provides additional scale to its data services, strategic database services and analytics offerings.

The acquisition of Abacus included specified assets of DoubleClick’s data division (“Purchased Assets”) and all of the outstanding equity interests of four DoubleClick entities. The consideration consisted of approximately $435.0 million plus other incremental costs as defined in the agreement for a total of approximately $439.3 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for Abacus have been included since the date of acquisition and are reflected in our Marketing Services segment. The goodwill resulting from the acquisition of the Purchased Assets will be deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Abacus acquisition as of the date of purchase.

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

	Year Ended December 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues	$2,299,837	$2,113,590
Net income	$162,389	$181,076
Basic net income per share	$2.07	$2.27
Diluted net income per share	$2.01	$2.22

In September 2007, the Company entered into a stock purchase agreement with Excentus Corporation, and purchased preferred shares of stock for an initial purchase price of $5.0 million. In December 2007, the Company exercised its option and purchased additional shares for $3.0 million. The Company has accounted for this investment on a cost basis and the investment is included in other non-current assets on its consolidated balance sheet.

2007 Dispositions:

On November 7, 2007, the Company sold ADS MB Corporation, which operated its mail services business which was included in its Transaction services segment. The Company received total proceeds of $12.3 million and recognized a pre-tax loss of approximately $16.0 million.

2006 Acquisitions:

In February 2006, the Company acquired Toronto-based iCOM Information & Communications, Inc. (“iCOM”), a leading provider of targeted list, marketing data and communications solutions for the pharmaceutical, tobacco and fast moving consumer goods industries in North America. Total consideration paid

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was approximately $36.1 million as of the closing date, including acquisition costs. As a result of this acquisition, the Company acquired $10.8 million of customer contracts, $2.3 million of capitalized software, $13.2 million of net assets and $9.8 million of goodwill. The results of operations for iCOM have been included since the date of acquisition and are reflected in the Company’s Marketing Services segment.

In April 2006, the Company acquired DoubleClick Email Solutions, a permission-based email marketing service provider, with operations across North America, Europe and Asia/Pacific. Total consideration paid was approximately $91.1 million, including acquisition costs. As a result of this acquisition, the Company acquired approximately $26.8 million of customer contracts, $2.3 million of capitalized software, $0.4 million associated with a non-compete agreement, $6.0 million of net assets and $55.6 million of goodwill. An independent valuation was conducted to assign a fair market value to the intangible assets identified as part of the acquisition. The results of operations for DoubleClick Email Solutions have been included since the date of acquisition and are reflected in our Marketing Services segment.

In August 2006, the Company acquired Big Designs, a design agency that specializes in creative development for both print and on-line media. Total consideration paid was approximately $5.0 million. As a result of this acquisition, the Company acquired approximately $0.7 million of customer contracts, $0.5 million associated with a non-compete agreement, $0.1 million of net assets and $3.7 million of goodwill. The results of operations for Big Designs have been included since the date of acquisition and are reflected in our Marketing Services segment.

In October 2006, the Company acquired CPC Associates, Inc. (“CPC”), a provider of data products and services used to increase effectiveness of direct-response marketing programs for a variety of business sectors. Total consideration paid was approximately $72.5 million, including acquisition costs. As a result of this acquisition, the Company acquired approximately $16.8 million of customer contracts, $0.7 million of purchased software, $0.6 million in tradenames, $1.6 million of net assets and $52.9 million of goodwill. An independent valuation was conducted to assign a fair market value to the intangible assets identified as part of the acquisition. The results of operations for CPC have been included since the date of acquisition and are reflected in the Company’s Marketing Services segment.

Pro forma information has not been included for these acquisitions, as the impact is not material.

2005 Acquisitions:

In May 2005, the Company acquired the stock of Atrana Solutions Inc., a provider of point-of-sale database marketing services. Total consideration paid was approximately $13.1 million. The results of operations for Atrana have been included since the date of acquisition and are reflected in the Company’s Transaction Services segment.

In September, 2005, the Company acquired Bigfoot Interactive Inc., (“Epsilon Interactive”), a leading full-service provider of strategic ROI-focused email communications and marketing automation solutions. Total consideration paid was approximately $133.5 million. The results of operations for Epsilon Interactive have been included since the date of acquisition and are reflected in the Compnay’s Marketing Services segment.

Pro forma information has not been included for these acquisitions as the impact is not material.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation:

The following table summarizes the purchase price for the acquisitions, and the allocation thereof:

	2007	2006	2005
	(In thousands)
Identifiable intangible assets	$169,760	$56,610	$31,284
Capitalized software	19,200	5,275	4,942
Goodwill	222,935	122,003	110,589
Other net assets (liabilities)	27,382	20,880	(251)

Purchase price	$439,277	$204,768	$146,564

5. REDEMPTION SETTLEMENT ASSETS

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

	December 31, 2007				December 31, 2006
	Unrealized				Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$54,604	$—	$—	$54,604	$21,583	$—	$—	$21,583
Government bonds	63,674	93	(169)	63,598	53,017	109	(159)	52,967
Corporate bonds	200,120	402	(1,671)	198,851	186,262	767	(622)	186,407

Total	$318,398	$495	$(1,840)	$317,053	$260,862	$876	$(781)	$260,957

In accordance with FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2007 and 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		December 31, 2007 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$19,884	$(92)	$23,717	$(77)	$43,601	$(169)
Corporate bonds	62,360	(881)	100,398	(790)	162,758	(1,671)

Total	$82,244	$(973)	$124,115	$(867)	$206,359	$(1,840)

	Less than 12 months		December 31, 2006 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$3,465	$(13)	$23,582	$(146)	$27,047	$(159)
Corporate bonds	39,942	(151)	78,298	(471)	118,240	(622)

Total	$43,407	$(164)	$101,880	$(617)	$145,287	$(781)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the Issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The unrealized losses on the Company’s investments during 2007 in government and corporate bond securities were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with low probabilities of default. The Company also has the ability to hold the investments until maturity. As of December 31, 2007, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at December 31, 2007 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$138,515	$138,208
Due after one year through five years	179,883	178,845
Due after five years through ten years	—	—
Due after ten years	—	—

Total	$318,398	$317,053

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Software development and conversion costs	$162,355	$154,333
Computer equipment and purchased software	143,635	135,005
Furniture and fixtures	75,503	78,863
Leasehold improvements	79,259	63,528
Capital leases	58,598	33,142
Construction in progress	11,228	10,783

Total	530,578	475,654
Accumulated depreciation	(281,790)	(267,327)

Property and equipment, net	$248,788	$208,327

Depreciation expense totaled $61.7 million, $50.2 million and $41.2 million for the years ended December 31, 2007, 2006, and 2005, respectively, and includes amortization of capital leases. Amortization associated with capitalized software development and conversion costs totaled $29.4 million, $19.9 million and $20.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 2007, the Company reviewed one of the customer relationships in its utility services division and determined that certain long-lived assets, including internally developed software, certain customer relationship assets, and other assets, had been impaired. The Company recognized approximately $40.0 million as a non-cash asset write-down, with the impairment charge included in our Transaction Services segment.

8. SECURITIZATION OF CREDIT CARD RECEIVABLES

The Company regularly securitizes its credit card receivables to the WFN Trusts. During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum. The Company’s outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2008 and 2012 and thereafter.

The following table shows the maturities of borrowing commitments as of December 31, 2007 for the WFN Trusts by year:

	2008	2009	2010	2011	2012 & Thereafter	Total
	(In thousands)
Public notes	$600,000	$500,000	$—	$450,000	$500,000	$2,050,000
Private conduits(1)	2,085,714	—	—	—	—	2,085,714

Total	$2,685,714	$500,000	$—	$450,000	$500,000	$4,135,714

(1)	Represents borrowing capacity, not outstanding borrowings. In the fourth quarter of 2007, we renewed and amended $1,085.7 million of our $2,085.7 million private conduits under similar terms.

Seller’s interest and credit card receivables, less allowance for doubtful accounts consists of:

	December 31,
	2007	2006
	(In thousands)
Seller’s interest	$217,054	$253,170
Credit card receivables	451,862	338,864
Other receivables	22,244	23,274
Allowance	(38,726)	(45,919)

	$652,434	$569,389

Due from securitizations consists of:

	December 31,
	2007	2006
	(In thousands)
Spread deposits	$125,624	$128,787
I/O strips	154,735	110,060
Residual interest in securitization trust	69,189	82,110
Excess funding deposits	29,720	4,500

	$379,268	$325,457

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair values of I/O strips and other interests retained are based on a review of actual cash flows and on the factors that affect the amounts and timing of the cash flows from each of the underlying credit card receivable pools. Based on this analysis, assumptions are validated or revised as deemed necessary, the amounts and the timing of anticipated cash flows are estimated and fair value is determined. The Company has one collateral type, private label retail card receivables.

At December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to an immediate 10% and 20% adverse changes in the assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of I/O strip	$154,735
Weighted average life	8.5 months
Discount rate	10.5%	$(477)	$(949)
Expected yield, net of dilution	18.8%	(32,235)	(64,467)
Interest expense	4.8%	(2,197)	(4,394)
Net charge-offs rate	6.7%	(8,471)	(16,669)

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

Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted rate paid on the series. The amount required to be deposited is approximately 3.8% of the investor’s interest in the WFN Trusts. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2007.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,
	2007	2006	2005
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$6,851.5	$7,341.4	$7,192.8
Proceeds from new securitizations	600.0	500.0	—
Servicing fees received	68.5	64.1	59.4
Other cash flows received on retained interests	516.0	505.8	349.5

The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	December 31,
	2007	2006
	(In millions)
Total credit card receivables managed	$4,157.3	$4,171.3
Less credit card receivables securitized	3,705.4	3,832.4

Credit card receivables	$451.9	$338.9

Principal amount of managed credit card receivables 90 days or more past due	$101.9	$88.1

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net managed charge-offs	$227,393	$180,449	$207,397

9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

	December 31, 2007			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$260,031	$(124,440)	$135,591	3-20 years—straight line
Premium on purchased credit card portfolios	70,664	(29,203)	41,461	5-10 years—straight line, accelerated
Collector database	71,358	(56,093)	15,265	30 years—15% declining balance
Customer database	161,713	(20,096)	141,617	4 -10 years—straight line
Noncompete agreements	2,160	(1,308)	852	2-5 years—straight line
Favorable lease	1,000	(614)	386	4 years—straight line
Tradenames	11,262	(1,154)	10,108	4 -10 years—straight line
Purchased data lists	8,656	(2,391)	6,265	1-5 years—accelerated basis, straight line

	$586,844	$(235,299)	$351,545
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$599,194	$(235,299)	$363,895

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$292,272	$(111,486)	$180,786	2-20 years—straight line
Premium on purchased credit card portfolios	72,108	(21,861)	50,247	5-10 years—straight line, accelerated
Collector database	60,067	(44,916)	15,151	30 years—15% declining balance
Customer databases	2,900	(181)	2,719	4 years—straight line
Noncompete agreements	1,800	(458)	1,342	2-5 years—straight line
Favorable lease	1,000	(341)	659	4 years—straight line
Tradenames	550	(34)	516	4 years—straight line
Purchased data lists	449	(285)	164	1 year—accelerated basis

	$431,146	$(179,562)	$251,584
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$443,496	$(179,562)	$263,934

As a result of the Abacus acquisition in 2007, the Company acquired $158.7 million of customer relationships and related databases with a weighted average life of approximately nine years, tradenames of $10.7 million with a weighted average life of 10 years and non-compete agreements of $0.4 million with a weighted average life of one and a half years.

Amortization expense related to the intangible assets was approximately $75.5 million, $54.9 million and $38.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For Years Ending December 31,
(In thousands)
2008	$66,289
2009	57,618
2010	55,282
2011	42,973
2012	36,877
2013 & thereafter	92,506

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 respectively, are as follows:

	Marketing Services	Credit Services	Transaction Services	Total
	(In thousands)
December 31, 2005	$523,051	$—	$335,419	$858,470
Goodwill acquired during year	122,003	—	—	122,003
Effects of foreign currency translation	(369)	—	(21)	(390)
Other, primarily final purchase price adjustments	(9,660)	—	(452)	(10,112)

December 31, 2006	635,025	—	334,946	969,971
Goodwill acquired during year	222,935	—	—	222,935
Effects of foreign currency translation	38,454	—	1,963	40,417
Goodwill written off in connection with the sale of a portion of a reporting unit	—	—	(1,065)	(1,065)
Other, primarily final purchase price adjustments	3,089	—	—	3,089

December 31, 2007	$899,503	$—	$335,844	$1,235,347

The Company completed annual impairment tests for goodwill on July 31, 2007, 2006, and 2005 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2008, unless circumstances exist that indicates that an impairment may have occurred.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued payroll and benefits	$106,185	$93,781
Accrued taxes	26,917	42,384
Accrued other liabilities	95,009	65,739

Accrued liabilities	$228,111	$201,904

11. DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2005	$184,899	$425,634	$610,533
Cash proceeds	123,204	242,359	365,563
Revenue recognized	(103,485)	(217,354)	(320,839)
Other	—	(1,361)	(1,361)
Effects of foreign currency translation	(901)	(1,489)	(2,390)

December 31, 2006	203,717	447,789	651,506
Cash proceeds	150,731	278,751	429,482
Revenue recognized	(122,863)	(256,733)	(379,596)
Other	—	168	168
Effects of foreign currency translation	40,732	86,056	126,788

December 31, 2007	$272,317	$556,031	$828,348

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEBT

Debt consists of the following:

	December 31,
	2007	2006
	(In thousands)
Certificates of deposit	$370,400	$299,000
Senior notes	500,000	500,000
Bridge loan	300,000	—
Credit facility	121,000	225,000
Capital lease obligations	39,105	20,377

	1,330,505	1,044,377
Less: current portion	(686,130)	(302,702)

Long-term portion	$644,375	$741,675

Certificates of Deposit

Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 5.0% to 5.7% at December 31, 2007 and 4.3% to 6.0% at December 31, 2006. Interest is paid monthly and at maturity.

Credit Facility

As of December 31, 2007, the Company maintained a consolidated credit agreement that provides for a $540.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans (the “consolidated credit facility”). At December 31, 2007, borrowings under the consolidated credit facility were $121.0 million and had a weighted average interest rate of 7.1%.

Additionally, the consolidated credit facility includes an accordion feature of up to $210.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. The consolidated credit facility is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the consolidated credit facility. On March 30, 2007, the Company amended the consolidated credit facility to extend the lending commitments that were scheduled to terminate on September 29, 2011 to March 30, 2012. In addition, the amendment adjusts the Senior Leverage Ratio applicable to the various levels set forth in the consolidated credit facility and the margin applicable to Eurodollar loans to those reflected below.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The consolidated credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees. As of December 31, 2007, the Company was in compliance with its covenants under the consolidated credit facility.

Bridge Loan

On January 24, 2007, the Company entered into a credit facility, (the “bridge loan”) which provides for loans up to $400.0 million. At the closing of the bridge loan, the Company borrowed $300.0 million for general corporate purposes including the repayment of debt and the financing of permitted acquisitions. The bridge loan included an uncommitted accordion feature of up to $100.0 million allowing for future borrowings, subject to certain conditions. The bridge loan is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC are guarantors under the bridge loan. At December 31, 2007, borrowings under the bridge loan were $300.0 million at a weighted average interest rate of 7.3%.

On July 6, 2007, the Company entered into a first amendment to the bridge loan to extend the maturity date from July 24, 2007 to December 31, 2007. On December 21, 2007, the Company entered into a second amendment to the bridge loan which extended the maturity date from December 31, 2007 to March 31, 2008 and eliminated the uncommitted accordion feature, which had allowed for future borrowings up to $100.0 million, subject to certain conditions. In addition, the second amendment adjusts the margin applicable to base rate loans and Eurodollar loans to those set forth below. The Company anticipates renewing or refinancing the bridge loan prior to March 31, 2008.

The interest rate for base rate loans fluctuates and is equal to the higher of (A) the Bank of Montreal’s prime rate and (B) the Federal funds rate plus 0.5% plus a margin of (1) 0.0% to 0.2% for the period from January 1 to January 31, 2008; (2) 0.0% to 0.45% for the period from February 1 to February 29, 2008; and (3) 0.1% to 0.70% for the period from March 1 to March 31, 2008, based upon our Senior Leverage Ratio as defined in the bridge loan. The interest rate for Eurodollar loans fluctuates based on the London interbank offered rate plus a margin of (1) 1.1% to 1.7% for the period from January 1 to January 31, 2008; (2) 1.35% to 1.95% for the period from February 1 to February 29, 2008; and (3) 1.6% to 2.2% for the period from March 1 to March 31, 2008, based upon our Senior Leverage Ratio as defined in the bridge loan.

The bridge loan contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incur indebtedness; create liens; pay dividends and repurchase stock; and make investments. The negative covenants are subject to certain exceptions, as specified in the bridge loan. The bridge loan also requires the Company to satisfy certain financial covenants, including maximum ratios of Total Capitalization and Senior Leverage as determined in accordance with the bridge loan and a minimum ratio of Consolidated Operating EBITDA to Consolidated Interest Expense as determined in accordance with the bridge loan. The bridge loan must be prepaid prior to the scheduled maturity date if the Company or any of its subsidiaries issues any debt or equity securities, subject to certain exceptions. The bridge loan also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control, material money judgments and failure to maintain subsidiary guarantees. As of December 31, 2007, the Company was in compliance with its covenants under the bridge loan.

If the Merger is consummated, as described in Note 2, the Company plans to repay in full and terminate the credit facility and the bridge loan with the proceeds of the equity and debt financing commitments obtained by Parent and Merger Sub. For more information regarding the Merger, see the Company’s definitive proxy statement and proxy supplement filed with the SEC on July 5, 2007 and July 30, 2007, respectively.

Senior Notes

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The Series A and Series B Notes will accrue interest on the unpaid balance thereof at the rate of 6.00% and 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type. The senior notes are unsecured. The payment obligations under the senior notes are guaranteed by certain of the Company’s existing and future subsidiaries, originally ADS Alliance Data Systems, Inc. Due to their status as guarantors under the consolidated credit facility and pursuant to a Joinder to Subsidiary Guaranty dated as of September 29, 2006, three additional subsidiaries of the Company became guarantors of the senior notes, including Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC. As of December 31, 2007, the Company was in compliance with its covenants.

On October 22, 2007, the Company entered into an amendment in respect of the note purchase agreement with all of the Holders (as defined in the note purchase agreement) providing for a mandatory prepayment of all of the notes on the date that the Merger is consummated. The Notes would be repaid at 100% of the principal amount plus accrued and unpaid interest to the date of prepayment and the Make-Whole Amount (as defined in the Note Purchase Agreement) as determined for the prepayment date in accordance with the terms of the amendment. The obligation of the Company to prepay the Notes pursuant to the terms of the amendment was subject to and conditioned upon the occurrence of the Merger on our prior to January 1, 2008 and therefore is void and of no further force and effect since the Merger did not close on or prior to that date.

Other—The Company has other minor borrowings, primarily capital leases, with varying interest rates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities—Debt at December 31, 2007 matures as follows (In thousands):

2008	$686,130
2009	261,652
2010	11,266
2011	250,457
2012	121,000
Thereafter	—

$1,330,505

13. INCOME TAXES

The Company files a consolidated federal income tax return.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Components of income before income taxes:
Domestic	$172,331	$227,044	$157,027
Foreign	102,421	79,225	65,099

Total	$274,752	$306,269	$222,126

Components of income tax expense are as follows:
Current
Federal	$65,869	$92,442	$52,290
State	9,455	6,362	4,793
Foreign	63,096	45,632	39,773

Total current	138,420	144,436	96,856
Deferred
Federal	(23,097)	(16,780)	5,092
State	5,170	(1,870)	(3,033)
Foreign	(9,802)	(9,122)	(15,534)

Total deferred	(27,729)	(27,772)	(13,475)

Total provision for income taxes	$110,691	$116,664	$83,381

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Expected expense at statutory rate	$96,163	$107,194	$77,744
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	8,337	3,996	1,144
Foreign earnings at other than United States rates	449	398	293
Non-deductible expenses	5,247	4,244	1,439
State law changes, net of federal expense	1,169	(1,076)	—
Canadian tax rate reductions	10,712	3,321	—
Tax credits	(14,680)	—	—
Other, net	3,294	(1,413)	2,761

Total	$110,691	$116,664	$83,381

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets
Deferred revenue	$138,644	$112,547
Allowance for doubtful accounts	17,008	16,105
Net operating loss carryforwards and other carryforwards	84,754	53,592
Depreciation	12,863	9,267
Stock-based compensation and other employee benefits	34,730	16,684
Accrued expenses and other	27,913	15,597

Total deferred tax assets	315,912	223,792
Valuation allowance	(53,312)	(32,070)

Deferred tax assets, net of valuation allowance	262,600	191,722

Deferred tax liabilities
Deferred income	$36,372	$35,948
Servicing rights	56,907	38,788
Intangible assets	40,269	72,498

Total deferred tax liabilities	133,548	147,234

Net deferred tax asset	$129,052	$44,488

Amounts recognized in the consolidated balance sheet:
Current assets	$95,950	$88,722
Non-current assets	$33,102	$—
Non-current liabilities	$—	$44,234

At December 31, 2007, the Company has approximately $78.2 million of U.S. federal net operating loss carryovers (“NOLs”), approximately $12.3 million of capital losses, and approximately $24.9 million of tax credits (“credits”), which expire at various times through the year 2025. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs and approximately $2.0 million of tax credits are subject to an annual limitation. The Company believes it is more likely than not that a portion of the federal NOLs and credits will expire before being utilized. Therefore, in accordance with FAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company has established a valuation allowance on the portion of NOLs and credits that the Company expects to expire prior to utilization. The Company also believes it is more likely than not that a portion of the credits and capital losses not subject to Section 382 limitations will expire before being utilized. Therefore, in accordance with SFAS No. 109, the Company has established a valuation allowance against the portion of these credits and capital losses that are expected to expire prior to utilization.

At December 31, 2007, the Company has state income tax NOLs of approximately $460 million and state credits of approximately $7.1 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2027. The Company believes it is more likely than not that a portion of the state NOLs and credits will expire before being utilized. Therefore, in accordance with SFAS No. 109, the Company has established a valuation allowance on the portion of NOLs and credits that the Company expects to expire prior to utilization.

At December 31, 2007, the Company has foreign income tax NOLs of approximately $5.5 million and capital losses of approximately $8.5 million, which expire at various times through the year 2017. The Company

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believes it is more likely than not that capital gains will not be generated to utilize the capital losses in the foreseeable future. Therefore, in accordance with SFAS No. 109, the Company has established a valuation allowance against the entire capital loss.

As of December 31, 2007, the Company’s valuation allowance has increased, which is primarily attributable to the recording of various tax credits and carryforwards, a portion of which the Company believes it is more likely than not will expire prior to utilization.

The Company has unremitted earnings of foreign subsidiaries of approximately $138.0 million. A deferred tax liability has not been established on the unremitted earnings, as it is management’s intention to permanently reinvest those earnings in foreign jurisdictions. If a portion were to be remitted, management believes income tax credits would substantially offset any resulting tax liability.

Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts recorded to stockholders’ equity were approximately $8.2 million, $17.5 million and $13.6 million for the years ended 2007, 2006 and 2005, respectively.

The Canadian government has enacted laws that reduce the income tax rates for years beginning in 2008. The first of these laws was enacted in June 2006 and another was enacted in December 2007. As a result of these rate reductions, the Company was required to book additional expense to reduce the net deferred tax asset in Canada related to the future lower income tax rates. The Company recorded $5.4 million and $3.3 million of income tax expense for the years ended 2007 and 2006, respectively, related to the June 2006 rate reduction. The Company recorded $5.3 million in 2007 related to the December 2007 rate reduction.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $8.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In thousands):

Balance at January 1, 2007	$56,096
Increases related to prior years tax positions	1,619
Decreases related to prior years tax positions	(3,559)
Increases related to current year tax positions	7,745
Settlements during the period	1,756
Lapses of applicable statute of limitations	(823)

Balance at December 31, 2007	$62,834

Included in the balance at December 31, 2007 are tax positions reclassified from deferred tax liabilities. Deductibility is highly certain for these tax positions but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $19 million. For the year ended December 31, 2007, the Company recognized approximately $3.7 million, in potential interest and penalties with respect to unrecognized tax benefits.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If recognized at some point in the future, the unrecognized tax benefits would favorably impact the effective tax rate by approximately $35 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the tax returns filed by the Company are no longer subject to United States Federal or state and local income tax examinations for years before 2004 and are no longer subject to foreign income tax examinations by tax authorities for years before 2003.

14. STOCKHOLDERS’ EQUITY

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

Under the plans, the Company has acquired 1,805,800, 2,857,672, and 3,942,100 shares for approximately $108.5 million, $146.0 million and $148.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Per the terms of the Merger Agreement, the Company agreed that from May 17, 2007 until the effective time of the Merger or the expiration or termination of the Merger Agreement, with certain exceptions, the Company would not purchase any of our capital stock, which includes suspension of any repurchases under the third stock repurchase program or otherwise. From May 17, 2007 through December 31, 2007, the Company has not purchased any additional shares under the third stock repurchase program.

15. STOCK COMPENSATION PLANS

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

On March 31, 2005, the Board of Directors of the Company adopted the 2005 long-term incentive plan. On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Company’s 2005 long term incentive plan, effective July 1, 2005. This plan reserves 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Terms of all awards under both the 2003 long-term incentive plan and the 2005 long-term incentive plan are determined by the Board of Directors or the compensation committee of the Board of Directors or its designee at the time of award.

Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123(R) which supersedes APB No. 25. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense estimated under SFAS No. 123 pro forma disclosures, adjusted for forfeitures.

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2007, 2006, and 2005, is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cost of operations	$35,015	$26,982	$—
General and administrative	21,228	16,071	14,143

Total	$56,243	$43,053	$14,143

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred in accordance with APB No. 25 and did not estimate forfeitures. As of December 31, 2007, there was approximately $38.9 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.8 years.

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

Restricted Stock

During 2007, the Company has awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock is estimated on the date of grant. In accordance with SFAS No. 123(R), the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Service-based restricted stock awards typically vest ratably over a three year period. Performance-based restricted stock awards vest if specified performance measures tied to the Company’s financial performance are met.

	Performance- Based	Service- Based(1)	Total
Balance at January 1, 2005	—	191,000	191,000
Shares granted	153,086	388,794	541,880
Shares vested	(141,693)	(78,876)	(220,569)
Shares cancelled	(11,393)	(31,078)	(42,471)

Balance at December 31, 2005	—	469,840	469,840

Shares granted	242,015	626,672	868,687
Shares vested	(8,100)	(130,793)	(138,893)
Shares cancelled	(14,460)	(75,765)	(90,225)

Balance at December 31, 2006	219,455	889,954	1,109,409

Shares granted(2)	350,809	422,980	773,789
Shares vested(2)	(318,864)	(311,033)	(629,897)
Shares cancelled	(22,824)	(129,343)	(152,167)

Balance at December 31, 2007	228,576	872,558	1,101,134

(1)	Amounts include 3,206 and 4,489 shares of stock issued to the Board of Directors for 2006 and 2005, respectively. The shares vest immediately, but are subject to transfer restrictions until one year after the director’s service on the Board terminates.
(2)	Includes 86,314 performance based restricted stock awarded in 2006, for which the performance criteria was met and vested in 2007.

The weighted average grant-date fair value per share was $65.21 for restricted stock awards granted for the year ended December 31, 2007.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant. The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	—	—	—
Risk-free interest rate	4.51%-4.99%	4.53%-4.65%	2.94%-4.76%
Expected life of options (years)	6.8	7.1	6.4
Assumed volatility	31.8%-35.7%	31.9%-37.0%	28.8%-43.6%
Weighted average fair value	$26.15	$18.46	$16.60

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balance at January 1, 2005	6,615	$21.33
Granted	2,102	41.00
Exercised	(1,506)	17.86
Cancelled	(531)	32.80

Balance at December 31, 2005	6,680	$27.19	3,319	$18.01

Granted	620	43.44
Exercised	(2,053)	21.57
Cancelled	(375)	29.96

Balance at December 31, 2006	4,872	$30.98	2,697	$23.80

Granted	433	63.33
Exercised	(618)	29.94
Cancelled	(81)	40.92

Balance at December 31, 2007	4,606	$33.98	3,327	$28.19

At December 31, 2007 Vested or Expected to Vest	4,193	$32.73

Based on the market value on their respective exercise dates, the total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $22.6 million.

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2007:

	Outstanding			Exercisable
	Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
$9.00 to $12.00	421	3.0	$11.57	421	$11.57
$12.01 to $15.00	579	2.9	$14.97	579	$14.97
$15.01 to $22.00	18	4.9	$19.79	18	$19.79
$22.01 to $29.00	509	5.5	$24.05	509	$24.05
$29.01 to $39.00	779	6.3	$31.95	754	$31.80
$39.01 to $47.00	1,857	7.4	$41.79	1,030	$41.54
$47.01 to $54.00	19	8.4	$53.34	13	$53.40
$54.01 to $64.00	424	9.1	$63.33	3	$63.35

	4,606			3,327

The aggregate intrinsic value of options outstanding as of December 31, 2007 was approximately $188.9 million. For those options outstanding and exercisable which are expected to vest as of December 31, 2007 the aggregate intrinsic value was approximately $177.2 million and $150.4 million, respectively, with a weighted

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average remaining contractual life of 6.0 years and 5.4 years, respectively. The number of options outstanding and expected to vest is impacted by our forfeiture rate assumptions.

During 2007, the vesting provisions of 186,257 shares of restricted stock and stock options issued to 44 employees were modified. The service conditions of these awards were accelerated in connection with the anticipation of termination and the termination of these employees. The terms were modified such that should the Merger, as discussed in Note 2, be completed before the Merger Agreement expires or is otherwise terminated, the employee would then receive the consideration as set forth in the Merger Agreement. As a result of the modification, the Company recorded incremental stock-based compensation expense of approximately $7.9 million. Additionally, in connection with the sale of our Mail Services division, the vesting provisions of the awards for 25 employees associated with the division were accelerated on the date of sale, and the Company recorded an incremental stock-based compensation expense of approximately $1.8 million.

As discussed in Note 2, vesting of substantially all of the Company’s stock options, restricted stock awards, and restricted stock units will be accelerated upon closing of the Merger. In February 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FASB Staff Position FSP FAS 123(R)-4 amends SFAS No. 123(R) to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. The Merger described in Note 2 is the contingent event that would result in cash settlement of the Company’s outstanding stock options, restricted stock and restricted stock units.

The Company does not believe the Merger is considered probable under FSP FAS 123(R)-4 as of December 31, 2007.

16. EMPLOYEE BENEFIT PLANS

On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), effective on July 1, 2005. No employee may purchase more than $25,000 in stock under the ESPP in any calendar year, and no employee may purchase stock under the ESPP if such purchase would cause the employee to own more than 5% of the voting power or value of the Company’s common stock. The ESPP provides for three month offering periods, commencing on the first trading day of each calendar quarter and ending on the last trading day of each calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each quarter. An employee may elect to pay the purchase price of such common stock through payroll deductions. The maximum number of shares that were reserved for issuance under the ESPP is 1,500,000 shares, and subject to adjustment as provided in the ESPP. Employees are required to hold any stock purchased through the ESPP for 180 days prior to any sale or withdrawal of shares. Approximately 687,655 shares of common stock have been purchased under the plan since its adoption, with approximately 41,226 shares purchased in 2007. In accordance with the terms of the Merger Agreement, as of June 29, 2007, the ESPP was closed to further contributions.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Eligible employees can participate in the plan immediately upon joining the Company and after six months of employment begin receiving Company matching contributions. On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar an employee contributes is matched for savings of more than three percent and up to five percent of pay. All Company matching contributions are immediately vested. In addition to the Company match, the Company annually may make an additional contribution based on the profitability of the Company. This contribution, subject to Board of Directors approval, is based on a percentage of pay and is subject to a five year vesting schedule. The participants in the plan can direct their contributions and the Company’s matching contribution to nine investment options, including the Company’s common stock. Company contributions for employees age 65 or older vest immediately. Contributions for the years ended December 31, 2007, 2006 and 2005 were $18.1 million, $15.2 million and $14.2 million, respectively.

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

17. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net income	164,061	189,605	138,745
Unrealized gain on securities available-for-sale	846	1,880	414
Foreign currency translation adjustments(1)	13,946	(721)	3,205

Total accumulated other comprehensive income	$178,853	$190,764	$142,364

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Unrealized gain on securities available-for-sale	$6,237	$5,391
Unrealized foreign currency gain	17,803	3,857

Total comprehensive income	$24,040	$9,248

18. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES sponsors that result in fees being billed to those sponsors upon the redemption of reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit totaled $146.2 million at December 31, 2007, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the reward miles issued by those sponsors.

The Company currently has an obligation to provide collectors with travel and other rewards upon the redemption of AIR MILES reward miles. The Company believes that the redemption settlements assets, including the letters of credit and other assurances mentioned above, are sufficient to meet that obligation.

The Company has entered into certain long-term arrangements to purchase tickets from airlines and other suppliers in connection with redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to make purchases at set prices. Under these agreements, the Company is required to purchase annual minimums of approximately $35.3 million.

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $57.4 million, $50.2 million and $45.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

In December 2007, the Company entered into certain sales-lease back transactions which resulted in proceeds of approximately $25.9 million and a deferred gain of $10.8 million. The leases have been reflected as capital lease obligations and the gain amortized over the expected lease term in proportion to the leased assets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2007, are:

Year	Operating Leases	Capital Leases
	(In thousands)
2008	$55,013	$18,030
2009	46,474	13,062
2010	36,258	11,774
2011	28,394	466
2012	25,113	—
Thereafter	89,224	—

Total	$280,476	43,332

Less amount representing interest		(4,227)

Total present value of minimum lease payments		$39,105

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

Quantitative measures established by regulation to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital to average assets (as defined) (“total capital ratio”, “Tier 1 capital ratio” and “leverage ratio”, respectively). Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2007, WFNNB’s Tier 1 capital ratio was 35.0%, total capital ratio was 36.7% and leverage ratio was 51.6%, and WFNNB was not subject to a capital directive order.

The Company’s industrial bank, World Financial Capital Bank, is authorized to do business by the State of Utah and the Federal Deposit Insurance Corporation. World Financial Capital Bank is subject to capital ratios

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2007, the Company had approximately 27.5 million cardholders, having unused lines of credit averaging $1,103 per account.

Legal Proceedings

The Company is aware of litigation arising from what were originally four lawsuits filed against the Company and its directors in connection with the Merger. On May 18, 2007, Sherryl Halpern filed a putative class action (cause no. 07-04689) on behalf of Company stockholders in the 68th Judicial District of Dallas County, Texas against the Company, all of its directors and The Blackstone Group (the “Halpern Petition”). On May 21, 2007, Levy Investments, Ltd. (“Levy”) filed a purported derivative lawsuit (cause no. 219-01742-07) on behalf of the Company in the 219th Judicial District of Collin County, Texas against all of the Company’s directors and The Blackstone Group (the “Levy Petition”) (this suit was subsequently transferred to the 296th Judicial District of Collin County, Texas and assumed the cause no. 296-01742-07). On May 29, 2007, Linda Levine filed a putative class action (cause no. 07-05009) on behalf of Company stockholders in the 192nd Judicial District of Dallas County, Texas against the Company and all of its directors (the “Levine Petition”). On May 31, 2007, the J&V Charitable Remainder Trust filed a putative class action (cause no. 07-05127-F) on

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

behalf of Company stockholders in the 116th Judicial District of Dallas County, Texas against the Company, all of its directors and The Blackstone Group (the “J&V Petition”).

The three putative class actions were consolidated in the 68th Judicial District Court of Dallas County, Texas (the “Court”) under the caption In re Alliance Data Corp. Class Action Litigation, No. 07-04689. On July 16, 2007, a consolidated class action petition was filed seeking a declaration that the action was a proper class action, an order preliminarily and permanently enjoining the Merger, a declaration that the director defendants breached their fiduciary duties and an award of fees, expenses and costs. The Company and its directors filed general denials in response to the putative class actions.

The derivative action filed by Levy was voluntarily dismissed and refiled in Dallas County (cause no. 07-06794), and was subsequently transferred to the Court. On July 18, 2007, Levy filed an amended derivative petition seeking an injunction preventing consummation of the Merger, an order directing the director defendants to exercise their fiduciary duties to obtain a transaction beneficial to the Company and its stockholders, a declaration that the Merger Agreement was entered into in breach of the director defendants’ fiduciary duties and is unlawful and unenforceable, an order rescinding the Merger Agreement, the imposition of a constructive trust upon any benefits improperly received by the director defendants and an award of costs and disbursements, including reasonable attorneys’ and experts’ fees. On July 24, 2007, the Company and its directors filed their Motion to Abate, Plea to the Jurisdiction and Special Exceptions to the derivative action.

On July 12, 2007, class plaintiffs filed a motion to enjoin the scheduled August 8, 2007 special meeting of stockholders at which stockholders would be asked to vote to adopt the Merger Agreement. On July 20, 2007, Levy filed a motion reflecting its similar demand. On July 27, 2007, the Company and its directors filed an opposition brief to both motions. The Company continued to deny all of the allegations in the consolidated class action petition and the amended derivative petition, contended that the asserted claims were baseless and strongly believed that its disclosures in the Company’s definitive proxy statement filed with the SEC on July 5, 2007 (the “Definitive Proxy”) were appropriate and adequate under applicable law. Nevertheless, in order to lessen the risk of any delay of the closing of the Merger as a result of the litigation, the Company made available to its stockholders certain additional information in connection with the Merger, which was filed with the SEC on July 27, 2007 and subsequently mailed to stockholders on or about July 28, 2007 (the “Proxy Supplement”). Class action and derivative plaintiffs subsequently withdrew their motions to enjoin the August 8, 2007 special meeting of stockholders.

Subsequently, on August 7, 2007, Levy filed an Application for Attorneys’ Fees, stating that the substantive issues in the case had been resolved and seeking $750,000 in attorney’s fees. Levy alleged that its lawsuit caused the Company to issue the Proxy Supplement, which, Levy contended, contained material disclosures critical to the stockholders’ assessment of the fairness of the Merger. Levy filed a Second Amended Petition and Amended Application for Attorney’s Fees on October 25, 2007, replacing Levy Investments with Yona Levy as plaintiff. In late December 2007, the parties reached a tentative settlement wherein the Company agreed to pay derivative plaintiffs’ counsel $290,000 as consideration for their contribution to the issuance of the Proxy Supplement. The settlement includes a mutual release between the Company and Yona Levy, in his individual capacity and in his derivative capacity as a stockholder of the Company. An order approving the settlement and a judgment dismissing the derivative claims were entered on January 31, 2008.

On August 14, 2007, class plaintiffs filed a Second Amended Petition, in which they withdrew all prior claims but added a claim for an equitable award of attorney’s fees. Similar to Levy, class plaintiffs allege that their lawsuits caused the Company to issue the Proxy Supplement, and that the supplement constituted a benefit to the Company, its directors and stockholders for which class plaintiffs’ attorneys should be compensated. In mid-December 2007, the parties reached a tentative settlement wherein the Company agreed to pay class

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiffs’ counsel $380,000 as consideration for their contribution to the issuance of the Proxy Supplement. The parties are in the process of finalizing a stipulation of settlement, which must be approved by the Court.

The Company continues to contend that the disclosures in the Definitive Proxy were appropriate and adequate, and that we made the Proxy Supplement available to stockholders solely to lessen the risk of any delay of the closing of the Merger as a result of the litigation. The Company denies that the Proxy Supplement contained any material disclosures or constituted any benefit to the Company, its directors or its stockholders.

On January 30, 2008, the Company filed a lawsuit in the Delaware Court of Chancery against Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc.) and Aladdin Merger Sub, Inc. seeking specific performance of their respective obligations under the Merger Agreement, including covenants to use reasonable best efforts to obtain required regulatory approvals and to consummate the Merger. This lawsuit was filed in response to a written notice we received on January 25, 2008 from Aladdin Solutions, Inc. informing us that it did not anticipate the condition to closing the Merger relating to obtaining approvals from the Office of the Comptroller of the Currency would be satisfied. On February 8, 2008, the Company filed a notice to dismiss the lawsuit without prejudice in response to confirmation of the defendants’ commitment to work to consummate the Merger.

In addition, from time to the Company is involved in various claims and lawsuits arising in the ordinary course of its business that the Company believes will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

19. FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$265,839	$265,839	$180,075	$180,075
Due from card associations	21,456	21,456	108,671	108,671
Trade receivables, net	306,992	306,992	271,563	271,563
Seller’s interest and credit card receivables, net	652,434	652,434	569,389	569,389
Redemption settlement assets, restricted	317,053	317,053	260,957	260,957
Due from securitizations	379,268	379,268	325,457	325,457

Financial liabilities
Accounts payable	134,790	134,790	112,582	112,582
Merchant settlement obligations	216,560	216,560	188,336	188,336
Debt	1,330,505	1,323,218	1,044,377	1,048,477

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, due from card associations, trade receivables, net, accounts payable, and merchant settlement obligations—The carrying amount approximates fair value due to the short maturity.

Seller’s interest and credit card receivables, net—The carrying amount of credit card receivables approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates.

Redemption settlement assets—Fair values for securities are based on quoted market prices.

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

20. PARENT-ONLY FINANCIAL STATEMENTS

ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. The stand alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2007	2006
	(In thousands)
Assets:
Cash and cash equivalents	$174	$20
Investment in subsidiaries	1,306,826	1,262,115
Intercompany receivables	1,118,083	805,768
Other assets	21,174	3,073

Total assets	$2,446,257	$2,070,976

Liabilities:
Current debt	$300,000	$—
Long-term debt	621,000	725,000
Other liabilities	328,291	274,443

Total liabilities	1,249,291	999,443
Stockholders’ equity	1,196,966	1,071,533

Total liabilities and stockholders’ equity	$2,446,257	$2,070,976

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Interest from loans to subsidiaries	$35,048	$33,996	$27,235
Dividends from subsidiaries	202,250	102,500	100,000

Total revenue	237,298	136,496	127,235
Loss on sale of long-lived assets	16,045	—	—
Interest expense, net	64,289	34,061	11,665
Other expenses, net	(289)	184	140

Total expenses	80,045	34,245	11,805

Income before income taxes and equity in undistributed net income of subsidiaries	157,253	102,251	115,430
(Benefit) provision for income taxes	(19,645)	1,399	10,192

Income before equity in undistributed net income of subsidiaries	176,898	100,852	105,238
Equity in undistributed net (loss) income of subsidiaries	(12,837)	88,753	33,507

Net income	$164,061	$189,605	$138,745

Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash (used in) provided by operating activities	$108,270	$(97,857)	$18,292
Investing activities:
Net received for the sale of assets	12,347	—	—
Net cash paid for corporate acquisitions	(438,163)	(205,567)	(140,901)

Net cash used in investing activities	(425,816)	(205,567)	(140,901)

Financing activities:
Credit facility and subordinated debt	2,309,000	3,599,000	1,264,000
Repayment of credit facility and subordinated debt	(2,113,000)	(3,315,000)	(1,126,000)
Excess tax benefit from share-based awards	8,163	17,521	—
Other	(1,069)	(3,415)	—
Purchase of treasury shares	(108,536)	(145,998)	(145,043)
Net proceeds from issuances of common stock	20,892	48,831	29,106
Dividends paid	202,250	102,500	100,000

Net cash provided by financing activities	317,700	303,439	122,063

Increase (decrease) in cash and cash equivalents	154	15	(546)
Cash and cash equivalents at beginning of year	20	5	551

Cash and cash equivalents at end of year	$174	$20	$5

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. SEGMENT INFORMATION

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

The Company operates in three reportable segments: Marketing Services, Credit Services and Transaction Services.

•

Marketing Services provides loyalty programs, such as the AIR MILES Reward Program, and integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, that includes email marketing campaigns. The Marketing Services segment has two operating segments, AIR MILES Reward Program and U.S. Marketing Services that have been aggregated to one reportable segment.

•

Credit Services provides private label, commercial and co-branded credit card receivables financing. Credit Services generally securitizes the credit card receivables that it underwrites from its private label retail card programs.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2007	Marketing Services	Credit Services	Transaction Services	Other/ Elimination	Total
	(In thousands)
Revenues	$1,086,931	$808,288	$753,357	$(357,387)	$2,291,189
Adjusted EBITDA(1)	236,857	317,661	88,231	—	642,749
Depreciation and amortization	99,640	13,717	53,275	—	166,632
Stock compensation expense	25,803	10,032	20,408	—	56,243
Merger and other costs(2)	—	—	—	19,593	19,593
Impairment of long-lived assets	—	—	39,961	—	39,961
Loss on sale of assets	—	—	16,045	—	16,045
Operating income (loss)	111,414	293,912	(41,458)	(19,593)	344,275
Interest expense, net	—	—	—	69,523	69,523
Income (loss) before income taxes	111,414	293,912	(41,458)	(89,116)	274,752
Capital expenditures	65,573	2,790	48,289	—	116,652

Year Ended December 31, 2006	Marketing Services	Credit Services	Transaction Services	Other/ Elimination	Total
	(In thousands)
Revenues	$849,158	$731,338	$776,036	$(357,790)	$1,998,742
Adjusted EBITDA(1)	159,186	248,204	107,970	—	515,360
Depreciation and amortization	58,681	13,690	52,669	—	125,040
Stock compensation expense	18,162	8,451	16,440	—	43,053
Operating income	82,343	226,063	38,861	—	347,267
Interest expense, net	—	—	—	40,998	40,998
Income before income taxes	82,343	226,063	38,861	(40,998)	306,269
Capital expenditures	32,652	1,996	65,704	—	100,352

Year Ended December 31, 2005	Marketing Services	Credit Services	Transaction Services	Other/ Elimination	Total
	(In thousands)
Revenues	$604,145	$561,413	$699,884	$(313,005)	$1,552,437
Adjusted EBITDA(1)	97,903	162,481	90,074	—	350,458
Depreciation and amortization	36,477	6,647	56,583	—	99,707
Stock compensation expense	4,714	4,714	4,715	—	14,143
Operating income	56,712	151,120	28,776	—	236,608
Interest expense, net	—	—	—	14,482	14,482
Income before income taxes	56,712	151,120	28,776	(14,482)	222,126
Capital expenditures	20,340	2,152	43,408	—	65,900

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, other expenses, depreciation and amortization. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric by which senior management is evaluated.

(2)	Merger and other costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal, and accounting costs. Other costs represent compensation charges related to certain departing corporate executives.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas is as follows:

	United States	Canada	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2007	$1,591,820	$668,411	$30,958	$2,291,189
Year Ended December 31, 2006	1,413,957	571,920	12,865	1,998,742
Year Ended December 31, 2005	1,135,968	412,193	4,276	1,552,437

Long-lived assets
December 31, 2007	$1,916,401	$677,594	$56,558	$2,650,553
December 31, 2006	1,519,199	560,182	14,659	2,094,040

As of December 31, 2007, revenues from BMO Bank of Montreal represented approximately 10.2% of revenue and are included in our Marketing Services segment.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are presented below.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share amounts)
Revenues	$549,158	$563,798	$575,525	$602,708
Operating expenses	440,577	472,893	509,048	524,396
Interest expense, net	15,827	19,012	17,810	16,874

Income before income taxes	92,754	71,893	48,667	61,438
Provision for income taxes	35,894	27,804	19,496	27,497

Net income	$56,860	$44,089	$29,171	$33,941

Net income per share—basic	$0.72	$0.56	$0.37	$0.43

Net income per share—diluted	$0.70	$0.55	$0.36	$0.42

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except per share amounts)
Revenues	$477,231	$490,447	$506,584	$524,480
Operating expenses	377,823	407,265	417,375	449,012
Interest expense, net	8,537	10,059	10,639	11,763

Income before income taxes	90,871	73,123	78,570	63,705
Provision for income taxes	34,450	28,328	29,790	24,096

Net income	$56,421	$44,795	$48,780	$39,609

Net income per share—basic	$0.70	$0.56	$0.61	$0.50

Net income per share—diluted	$0.69	$0.55	$0.60	$0.48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ J. MICHAEL PARKS
J. Michael Parks
Chairman of the Board, Chief Executive Officer and Director

DATE: February 28, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date
/s/ J. MICHAEL PARKS J. Michael Parks	Chairman of the Board, Chief Executive Officer and Director	February 28, 2008

/s/ EDWARD J. HEFFERNAN Edward J. Heffernan	Executive Vice President and Chief Financial Officer	February 28, 2008

/s/ MICHAEL D. KUBIC Michael D. Kubic	Senior Vice President, Corporate Controller, and Chief Accounting Officer	February 28, 2008

/s/ BRUCE K. ANDERSON Bruce K. Anderson	Director	February 28, 2008

/s/ ROGER H. BALLOU Roger H. Ballou	Director	February 28, 2008

/s/ LAWRENCE M. BENVENISTE, PH.D. Lawrence M. Benveniste, Ph.D.	Director	February 28, 2008

/s/ D. KEITH COBB D. Keith Cobb	Director	February 28, 2008

/s/ E. LINN DRAPER, JR., PH.D. E. Linn Draper, Jr., Ph.D.	Director	February 28, 2008

/s/ KENNETH R. JENSEN Kenneth R. Jensen	Director	February 28, 2008

/s/ ROBERT A. MINICUCCI Robert A. Minicucci	Director	February 28, 2008

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts—Trade receivables:
Year Ended December 31, 2007	$5,325	$5,027	$(64)	$(822)	$9,466
Year Ended December 31, 2006	2,079	3,550	208	(512)	5,325
Year Ended December 31, 2005	1,458	799	40	(218)	2,079
Allowance for Doubtful Accounts—Seller’s interest and credit card receivables:
Year Ended December 31, 2007	$45,919	$35,812	$(1,798)	$(41,207)	$38,726
Year Ended December 31, 2006	38,415	33,777	4,802	(31,075)	45,919
Year Ended December 31, 2005	11,673	20,916	21,698	(15,872)	38,415