Form 10-Q
period 2008-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2008-05-09
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 5, 2008, 79,293,044 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$241,403	$219,210
Trade receivables, less allowance for doubtful accounts ($5,792 and $6,319 at March 31, 2008 and December 31, 2007, respectively)	200,402	228,582
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($36,183 and $38,726 at March 31, 2008 and December 31, 2007, respectively)	575,247	652,434
Deferred tax asset, net	90,645	90,515
Other current assets	103,653	100,834
Assets held for sale	250,475	287,610

Total current assets	1,461,825	1,579,185
Redemption settlement assets, restricted	307,436	317,053
Property and equipment, net	187,744	192,759
Deferred tax asset, net	28,435	38,074
Due from securitizations	373,715	379,268
Intangible assets, net	327,514	343,402
Goodwill	1,176,339	1,185,773
Other non-current assets	68,402	68,080

Total assets	$3,931,410	$4,103,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$129,150	$133,857
Accrued expenses	125,165	206,219
Certificates of deposit	281,900	370,400
Credit facilities and other debt, current	166,500	313,589
Other current liabilities	59,724	52,930
Liabilities held for sale	140,215	254,760

Total current liabilities	902,654	1,331,755
Deferred revenue	806,116	828,348
Long-term and other debt	860,357	644,061
Other liabilities	111,692	102,464

Total liabilities	2,680,819	2,906,628
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 88,187 shares and 87,786 shares at March 31, 2008 and December 31, 2007, respectively	882	878
Additional paid-in capital	903,074	898,631
Treasury stock, at cost (9,024 shares at March 31, 2008 and December 31, 2007, respectively)	(409,486)	(409,486)
Retained earnings	732,222	682,903
Accumulated other comprehensive income	23,899	24,040

Total stockholders’ equity	1,250,591	1,196,966

Total liabilities and stockholders’ equity	$3,931,410	$4,103,594

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Revenues
Transaction	$83,596	$85,186
Redemption	116,779	90,543
Securitization income and finance charges, net	167,991	178,072
Database marketing fees and direct marketing fees	117,503	102,563
Other revenue	13,381	9,983

Total revenue	499,250	466,347
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	324,811	293,591
General and administrative	18,268	23,303
Depreciation and other amortization	17,762	13,749
Amortization of purchased intangibles	17,187	15,133
Loss on the sale of assets	1,052	—
Merger costs	1,607	—

Total operating expenses	380,687	345,776
Operating income	118,563	120,571
Interest income	(2,505)	(2,775)
Interest expense	19,608	18,575

Income from continuing operations before income taxes	101,460	104,771
Provision for income taxes	38,758	40,056

Income from continuing operations	62,702	64,715
Loss from discontinued operations, net of taxes	(13,383)	(7,855)

Net income	$49,319	$56,860

Basic income (loss) per share:
Income from continuing operations	$0.80	$0.82

Loss from discontinued operations	$(0.17)	$(0.10)

Net income per share	$0.63	$0.72

Diluted income (loss) per share:
Income from continuing operations	$0.78	$0.80

Loss from discontinued operations	$(0.17)	$(0.10)

Net income per share	$0.61	$0.70

Weighted average shares — basic	78,536	79,016

Weighted average shares — diluted	80,589	81,109

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,319	$56,860
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	42,941	39,406
Deferred income taxes	2,041	(2,161)
Provision for doubtful accounts	13,855	5,204
Non-cash stock compensation	6,481	12,093
Fair value gain on interest-only strip	(10,400)	(7,750)
Impairment on disposal group	15,000	—
Gain on the sale of assets	(3,214)	—
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	23,641	14,158
Change in merchant settlement activity	(102,713)	11,201
Change in other assets	(4,375)	(30,626)
Change in accounts payable and accrued expenses	(83,152)	(64,781)
Change in deferred revenue	11,369	7,338
Change in other liabilities	12,722	(11,816)
Excess tax benefits from stock-based compensation	339	(2,755)
Other	(370)	2,245

Net cash (used in) provided by operating activities	(26,516)	28,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(629)	(15,793)
Payments for acquired businesses, net of cash acquired	—	(438,712)
Net decrease in seller’s interest and credit card receivables	65,970	108,478
Change in due from securitizations	18,752	45,345
Capital expenditures	(13,852)	(21,871)
Proceeds from the sale of assets	5,000	—
Other	(1,931)	(329)

Net cash provided by (used in) investing activities	73,310	(322,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	933,000	859,000
Repayment of borrowings	(871,000)	(430,000)
Certificate of deposit issuances	95,300	60,300
Repayments of certificates of deposits	(183,800)	(125,200)
Payment of capital lease obligations	(4,733)	(2,059)
Excess tax benefits from stock-based compensation	(339)	2,755
Proceeds from issuance of common stock	2,712	13,041
Proceeds from sale-leaseback transactions	12,000	—
Purchase of treasury shares	—	(108,536)
Other	(164)	(648)

Net cash (used in) provided by financing activities	(17,024)	268,653

Effect of exchange rate changes on cash and cash equivalents	(6,085)	(586)

Change in cash and cash equivalents	23,685	(26,199)
Cash and cash equivalents at beginning of period	265,839	180,075

Cash and cash equivalents at end of period	$289,524	$153,876

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,098	$11,001

Income taxes paid, net of refunds	$39,533	$17,661

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities; (2) disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no impact on previously reported net income. The Company’s unaudited condensed consolidated financial statements have been presented with our merchant and utility services businesses as discontinued operations. All historical statements have been restated to conform to this presentation.

2. TERMINATION OF MERGER

On May 17, 2007, the Company entered into an Agreement and Plan of Merger by and among the Company, Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc., “Parent”) and Aladdin Merger Sub, Inc. (“Merger Sub” and together with Parent, the “Blackstone Entities”) (the “Merger Agreement”), pursuant to which the Company was to be acquired by affiliates of The Blackstone Group L.P. (the “Merger”).

On January 25, 2008, Parent informed the Company in a written notice that it did not anticipate the condition to closing the Merger relating to obtaining approvals from the Office of the Comptroller of the Currency would be satisfied.

On January 30, 2008, the Company filed a lawsuit against the Blackstone Entities in the Delaware Court of Chancery, seeking specific performance to compel the Blackstone Entities to comply with their obligations under the Merger Agreement, including their covenants to obtain required regulatory approvals and to consummate the Merger. On February 8, 2008, the Company filed a motion to dismiss this lawsuit without prejudice in response to the Blackstone Entities’ confirmation of their commitment to work to consummate the Merger.

On March 17, 2008, the Company notified the Blackstone Entities that they were in breach of the Merger Agreement and demanded that the Blackstone Entities cure the breaches including, among other things, obtaining required regulatory approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 18, 2008, Parent repudiated the Merger Agreement by sending the Company a notice purporting to terminate the contract. The notice of termination was ineffective because the Merger Agreement cannot be terminated under the relevant termination provision by a party that is in breach. Subsequently, on April 18, 2008, the Company terminated the Merger Agreement because of the Blackstone Entities’ repudiation and their refusal to timely cure their breaches and perform their covenants and agreements, thereby causing specified closing conditions not to be satisfied.

Pursuant to the Merger Agreement, if the Company terminates the Merger Agreement as a result of Parent or Merger Sub’s breach or failure to perform that causes specified closing conditions not to be satisfied, Parent is required to pay, or cause to be paid, to the Company a fee of $170.0 million (the “Business Interruption Fee”). Blackstone Capital Partners V L.P. (“BCP V”) provided a limited guarantee pursuant to which, among other things, BCP V guarantees payment of the Business Interruption Fee and up to $3.0 million of other amounts for which the Blackstone Entities are liable under the Merger Agreement. The Company has demanded that Parent pay the Business Interruption Fee, and commenced litigation on April 18, 2008 seeking full and timely payment of this fee by BCP V, as guarantor of the fee, in the New York State Supreme Court.

On April 21, 2008, the Blackstone Entities filed an action for declaratory judgment in the Delaware Court of Chancery against Alliance Data seeking an order declaring that, among other things, the Blackstone Entities are not in breach of the Merger Agreement and that they are not obligated to pay the Business Interruption Fee.

For the three months ended March 31, 2008, the Company has recorded merger costs of approximately $1.6 million consisting of advisory, legal, accounting and other costs associated with the Merger.

3. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Numerator
Income from continuing operations	$62,702	$64,715
Loss from discontinued operations	(13,383)	(7,855)

Net income	$49,319	$56,860

Denominator
Weighted average shares, basic	78,536	79,016
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	695	606
Net effect of dilutive stock options	1,358	1,487

Denominator for diluted calculation	80,589	81,109

Basic
Income from continuing operations per share	$0.80	$0.82

Loss from discontinued operations per share	$(0.17)	$(0.10)

Net income per share	$0.63	$0.72

Diluted
Income from continuing operations per share	$0.78	$0.80

Loss from discontinued operations per share	$(0.17)	$(0.10)

Net income per share	$0.61	$0.70

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. DISPOSITIONS

In March 2008, the Company determined that its merchant and utility services’ businesses were not aligned with the Company’s long-term strategy and committed to a plan of disposition. Management is exploring the potential sale of each of these businesses. It is expected that these dispositions would each be completed within the next twelve months. On May 2, 2008, the Company entered into an agreement with Heartland Payment Systems, Inc. to sell the merchant services business for approximately $77.5 million. The sale is expected to be completed in the second quarter of 2008.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” these businesses have been reported as discontinued operations in this Quarterly Report on Form 10-Q. The results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations.

Based on the estimated enterprise value of the businesses, we recorded a pre-tax impairment charge of $15.0 million, which has been included in the loss from discontinued operations.

The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets under the captions “Assets held for sale” and “Liabilities held for sale.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Assets:
Cash and cash equivalents	$48,121	$46,630
Due from card associations	8,511	21,456
Trade receivables	73,355	78,410
Other assets	16,347	15,016
Property and equipment, net	52,089	56,030
Intangible assets, net	17,977	20,493
Goodwill	34,075	49,575

Assets held for sale	$250,475	$287,610

Liabilities:
Accounts payables	$580	$933
Accrued expenses	23,684	21,892
Merchant settlement obligations	100,902	216,560
Capital lease obligations	1,899	2,455
Other liabilities	13,150	12,920

Liabilities held for sale	$140,215	$254,760

The following table summarizes the operating results of the discontinued operations.

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenue	$75,487	$82,811
Loss before provision for income taxes	(20,451)	(12,018)
Benefit from income taxes	(7,068)	(4,163)

Loss from discontinued operations	$(13,383)	$(7,855)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.  INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2008
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(77,607)	$108,821	5-10 years—straight line
Premium on purchased credit card portfolios	70,664	(31,432)	39,232	5-10 years—straight line, accelerated
Collector database	68,481	(54,427)	14,054	30 years—15% declining balance
Customer databases	161,705	(25,508)	136,197	4-10 years—straight line
Noncompete agreements	2,160	(1,526)	634	2-5 years—straight line
Favorable lease	1,000	(681)	319	4 years—straight line
Tradenames	11,262	(1,457)	9,805	4-10 years—straight line
Purchased data lists	9,055	(2,953)	6,102	1-5 years—accelerated basis, straight line

	$510,755	$(195,591)	$315,164
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$523,105	$(195,591)	$327,514

	December 31, 2007
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(71,330)	$115,098	5-10 years—straight line
Premium on purchased credit card portfolios	70,664	(29,203)	41,461	5-10 years—straight line, accelerated
Collector database	71,358	(56,093)	15,265	30 years—15% declining balance
Customer databases	161,713	(20,096)	141,617	4-10 years—straight line
Noncompete agreements	2,160	(1,308)	852	2-5 years—straight line
Favorable lease	1,000	(614)	386	4 years—straight line
Tradenames	11,262	(1,154)	10,108	4-10 years—straight line
Purchased data lists	8,656	(2,391)	6,265	1-5 year—accelerated basis, straight line

	$513,241	$(182,189)	$331,052
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$525,591	$(182,189)	$343,402

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

	Loyalty Services	Epsilon Marketing Services	Private Label Credit	Private Label Services	Total
	(in thousands)
Beginning balance	$248,996	$675,045	$—	$261,732	$1,185,773
Effects of foreign currency translation	(9,581)	(116)	—	—	(9,697)
Other, primarily final purchase price adjustments	—	263	—	—	263

Ending balance	$239,415	$675,192	$—	$261,732	$1,176,339

6.  DEBT

Debt consists of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Certificates of deposit	$281,900	$370,400
Senior notes	500,000	500,000
Bridge loan	150,000	300,000
Credit facility	333,000	121,000
Capital lease obligations	43,857	36,650

	1,308,757	1,328,050
Less: current portion	(448,400)	(683,989)

Long-term portion	$860,357	$644,061

Certificates of Deposit

Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 3.6% to 5.7% and 5.0% to 5.7% at March 31, 2008 and December 31, 2007, respectively. Interest is paid monthly and at maturity.

Credit Facilities

On March 28, 2008, the Company entered into a third amendment to the Credit Agreement, dated as of January 24, 2007 (the “Bridge Loan”), which, as amended, provided for loans in a maximum amount of $300.0 million. In the third amendment, the maturity date of the Bridge Loan was extended from March 31, 2008 to December 31, 2008. On March 17, 2008, the Company prepaid $150.0 million of the principal amount of the Bridge Loan together with accrued interest thereon and pursuant to the terms of the Bridge Loan, such amounts are not available to be re-borrowed. Amounts used to make the prepayment were borrowed under the revolving credit facility. In addition, the third amendment provides for two principal payments in the amount of $25.0 million each on June 30, 2008 and September 30, 2008, respectively. Finally, the third amendment adjusts the margin applicable to base rate loans and Eurodollar loans to those set forth below.

The interest rate for base rate loans under the Bridge Loan fluctuates and is equal to the higher of (i) Bank of Montreal’s prime rate and (ii) the Federal funds rate plus 0.50%, in each case plus a margin of 0.10% to 0.70%

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the period from March 1 to June 30, 2008; and 0.60% to 1.20% for the period on and after July 1, 2008, in each case based upon our Senior Leverage Ratio as defined in the Bridge Loan. The interest rate for Eurodollar loans under the Bridge Loan fluctuates based on the London interbank offered rate plus a margin of 1.60% to 2.20% for the period from March 1, 2008 to June 30, 2008; and 2.10% to 2.70% for the period on and after July 1, 2008, in each case based upon our Senior Leverage Ratio as defined in the Bridge Loan.

The weighted average interest rate on our credit facilities was 4.3% as of March 31, 2008.

Capital Lease Obligations

In the first quarter of 2008, the Company entered into certain sale-lease back transactions which resulted in proceeds of approximately $12.0 million and a deferred gain of $5.3 million. The leases have been reflected as capital lease obligations and the gain amortized over the expected lease term in proportion to the leased assets.

7.  DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in thousands)
December 31, 2007	$272,317	$556,031	$828,348
Cash proceeds	41,189	74,875	116,064
Revenue recognized	(35,320)	(69,544)	(104,864)
Other	—	168	168
Effects of foreign currency translation	(11,085)	(22,515)	(33,600)

March 31, 2008	$267,101	$539,015	$806,116

8.  INCOME TAXES

For the three months ended March 31, 2008 and March 31, 2007, the Company has utilized an effective tax rate of 38.2% to calculate its provision for income taxes from continuing operations. In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2008 based on all known variables.

9.  COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$49,319	$56,860
Unrealized gain on securities available-for-sale	4,047	338
Foreign currency translation adjustments	(4,188)	(138)

Total comprehensive income	$49,178	$57,060

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  SEGMENT INFORMATION

Beginning with the first quarter of 2008, the Company reorganized its businesses into four reportable operating segments as follows:

•	Loyalty Services, which includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon Marketing Services, which provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services;

•	Private Label Services, which includes transaction processing, customer care and collections services for the Company’s private label and other retail card programs; and

•	Private Label Credit, which includes risk management solutions, account origination and funding services for the Company’s private label and other retail card programs.

In addition, corporate and all other immaterial businesses will be reported collectively as an “all other” category labeled “Corporate/Other.” As discussed in Note 4, the Company’s merchant services and utility services business units have been classified as discontinued operations.

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Elimination	Total
	(in thousands)
Three months ended March 31, 2008
Revenues	$171,806	$115,478	$94,549	$209,084	$458	$(92,125)	$499,250
Adjusted EBITDA(1)	40,897	23,643	26,834	87,093	(13,956)	—	164,511
Depreciation and amortization	8,566	19,142	2,274	2,791	2,176	—	34,949
Stock compensation expense	1,431	873	757	377	2,838	—	6,276
Merger and other costs(2)	—	—	795	—	2,876	—	3,671
Loss on the sale of assets	—	—	—	—	1,052	—	1,052
Operating income	30,900	3,628	23,008	83,925	(22,898)	—	118,563
Interest expense, net	—	—	—	—	17,103	—	17,103
Income from continuing operations before income taxes	30,900	3,628	23,008	83,925	(40,001)	—	101,460

Three months ended March 31, 2007
Revenues	$131,816	$98,582	$97,896	$219,816	$11,186	$(92,949)	$466,347
Adjusted EBITDA(1)	25,495	20,941	32,503	99,975	(19,027)	—	159,887
Depreciation and amortization	5,454	15,404	2,353	2,830	2,841	—	28,882
Stock compensation expense	1,922	2,036	1,344	202	4,930	—	10,434
Operating income	18,119	3,501	28,806	96,943	(26,798)	—	120,571
Interest expense, net	—	—	—	—	15,800	—	15,800
Income before income taxes	18,119	3,501	28,806	96,943	(42,598)	—	104,771

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as it is a primary performance metric by which senior management is evaluated.
(2)	Merger costs represent advisory, legal, and accounting costs. Other costs represent compensation charges related to certain departing corporate executives and other non-routine costs associated with the proposed Merger and the mail services disposition.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2008:

	Carrying Value at March 31, 2008	Fair Value Measurements at March 31, 2008 Using
		Level 1	Level 2	Level 3
	(in thousands)
Government bonds(1)	$59,539	$59,539	$—	$—
Corporate bonds(1)	195,637	195,637	—	—
Other available-for-sale securities(2)	978	978	—	—
Residual interest in securitization trust(3)	69,994	—	69,994	—
Spread deposits(3)	130,849	—	—	130,849
Interest-only strip(3)	167,030	—	—	167,030

Total assets measured at fair value	$624,027	$256,154	$69,994	$297,879

(1)	Amounts are included in redemption settlement assets in our unaudited condensed consolidated balance sheet.
(2)	Amounts are included in other current and non-current assets in our unaudited condensed consolidated balance sheet.
(3)	Amounts are included in due from securitizations in our unaudited condensed consolidated balance sheet.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of March 31, 2008:

	Spread Deposits	Interest Only Strip
	(in thousands)
Balance as of December 31, 2007	$125,624	$154,735
Total gains (realized or unrealized)
Included in earnings	1,708	10,400
Included in other comprehensive income	—	1,895
Transfers in or out of Level 3	3,517	—

Balance as of March 31, 2008	$130,849	$167,030

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at March 31, 2008	$1,708	$10,400

Gains included in earnings for both the spread deposits and the interest-only strip are included in securitization income and finance charges, net.

The following table provides the assets carried at fair value measured on a nonrecurring basis as of March 31, 2008:

	Carrying Value at March 31, 2008	Fair Value Measurements Using			Total Losses
		Level 1	Level 2	Level 3
	(in thousands)
Goodwill(1)	$34,075	$—	$—	$34,075	$15,000

Total assets measured at fair value	$34,075	$—	$—	$34,075	$15,000

(1)	In accordance with the provisions of Statement of Financial Accounting Standards No. 142, goodwill associated with our discontinued operations with a carrying amount of $49.1 million was written down to its implied fair value of $34.1 million, resulting in an impairment charge of $15.0 million. Goodwill was included in our unaudited condensed consolidated balance sheets in “Assets held for sale” and the impairment charge was included in our loss from discontinued operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the audited consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

TERMINATION OF MERGER

On May 17, 2007, we entered into an Agreement and Plan of Merger by and among the Company, Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc., “Parent”) and Aladdin Merger Sub, Inc. (“Merger Sub” and together with Parent, the “Blackstone Entities”) (the “Merger Agreement”), pursuant to which the Company was to be acquired by affiliates of The Blackstone Group L.P. (the “Merger”).

On January 25, 2008, Parent informed us in a written notice that it did not anticipate the condition to closing the Merger relating to obtaining approvals from the Office of the Comptroller of the Currency would be satisfied.

On January 30, 2008, we filed a lawsuit against the Blackstone Entities in the Delaware Court of Chancery, seeking specific performance to compel the Blackstone Entities to comply with their obligations under the Merger Agreement, including their covenants to obtain required regulatory approvals and to consummate the Merger. On February 8, 2008, we filed a motion to dismiss this lawsuit without prejudice in response to the Blackstone Entities’ confirmation of their commitment to work to consummate the Merger.

On March 17, 2008, we notified the Blackstone Entities that they were in breach of the Merger Agreement and demanded that the Blackstone Entities cure the breaches including, among other things, obtaining required regulatory approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

On April 18, 2008, Parent repudiated the Merger Agreement by sending us a notice purporting to terminate the contract. The notice of termination was ineffective because the Merger Agreement cannot be terminated under the relevant termination provision by a party that is in breach. Subsequently, on April 18, 2008, we terminated the Merger Agreement because of the Blackstone Entities’ repudiation and their refusal to timely cure their breaches and perform their covenants and agreements, thereby causing specified closing conditions not to be satisfied.

Pursuant to the Merger Agreement, if we terminate the Merger Agreement as a result of Parent or Merger Sub’s breach or failure to perform that causes specified closing conditions not to be satisfied, Parent is required to pay, or cause to be paid, to us a fee of $170.0 million (the “Business Interruption Fee”). Blackstone Capital Partners V L.P. (“BCP V”) provided a limited guarantee pursuant to which, among other things, BCP V guarantees payment of the Business Interruption Fee and up to $3.0 million of other amounts for which the Blackstone Entities are liable under the Merger Agreement. We have demanded that Parent pay the Business Interruption Fee, and commenced litigation on April 18, 2008 seeking full and timely payment of this fee by BCP V, as guarantor of the fee, in the New York State Supreme Court.

On April 21, 2008, the Blackstone Entities filed an action for declaratory judgment in the Delaware Court of Chancery against us seeking an order declaring that, among other things, the Blackstone Entities are not in breach of the Merger Agreement and that they are not obligated to pay the Business Interruption Fee.

Quarter in Review Highlights

Our first quarter 2008 results included the following significant new and renewed agreements with significant clients and continued selective execution of our acquisition and disposition strategy:

•	In February 2008, we announced that Century 21 Canada has signed a multi-year renewal agreement as a national sponsor in our AIR MILES Reward Program.

•	In February 2008, we announced that InterContinental Hotels Group has signed a multi-year renewal agreement as a sponsor in our AIR MILES Reward Program.

•	In March 2008, we announced the signing of a long-term agreement with specialty retailer Hot Topic, Inc. to provide private label credit card services for its Torrid branded stores.

•

In March 2008, we announced the completion of a new financing facility with Barclays Capital by our private label credit card banking subsidiary, World Financial Network National Bank, to accommodate 88 percent of their upcoming maturity of $600.0 million of asset-backed bonds.

•

In March 2008, we announced a disposition plan related to the our merchant services and utility services business units based on the conclusion that these business units no longer fit with our business strategy of being a leading provider of data-driven and transaction-based marketing and customer loyalty solutions.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2007.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA plus the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit facilities and our senior note agreements. For the period ended March 31, 2008, senior debt-to-operating EBITDA was 1.3x compared to a maximum ratio of 2.75x permitted in our credit facilities and in our senior note agreements. Operating EBITDA to interest expense was 9.2x compared to a minimum ratio of 3.5x permitted in our credit facilities and 3.0x permitted in our senior note agreements. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facilities and cash flows from operations are the two main sources of funding for our acquisition strategy and for our future capital needs and capital expenditures. As of March 31, 2008, we had borrowings of $483.0 million outstanding under our credit facilities, $500.0 million under our senior notes and had $205.0 million in unused borrowing capacity. We were in compliance with our covenants at March 31, 2008, and we expect to be in compliance with these covenants during the year ended December 31, 2008.

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

	Three months ended March 31,
	2008	2007
	(in thousands)
Income from continuing operations	$62,702	$64,715
Stock compensation expense	6,276	10,434
Provision for income taxes	38,758	40,056
Interest expense, net	17,103	15,800
Loss on the sale of assets	1,052	–
Merger and other costs(1)	3,671	–
Depreciation and other amortization	17,762	13,749
Amortization of purchased intangibles	17,187	15,133

Adjusted EBITDA	164,511	159,887
Change in deferred revenue	(22,232)	13,058
Change in redemption settlement assets	9,617	(16,630)

Operating EBITDA	$151,896	$156,315

Note:	An increase in deferred revenue has a positive impact to operating EBITDA, while an increase in redemption settlement assets has a negative impact to operating EBITDA. Changes in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Changes in redemption settlement assets is also affected by the timing of receipts and transfers of cash.

(1)	Represents expenditures directly associated with the proposed Merger of the Company with an affiliate of The Blackstone Group L.P., compensation charges related to the departure of certain employees and other non-routine costs associated with the proposed Merger and mail services disposition.

Results of Continuing Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three months ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$171,806	$131,816	$39,990	30.3%
Epsilon Marketing Services	115,478	98,582	16,896	17.1
Private Label Services	94,549	97,896	(3,347)	(3.4)
Private Label Credit	209,084	219,816	(10,732)	(4.9)
Corporate/Other	458	11,186	(10,728)	(95.9)
Eliminations	(92,125)	(92,949)	824	(0.9)

Total	$499,250	$466,347	$32,903	7.1%

Adjusted EBITDA:
Loyalty Services	$40,897	$25,495	$15,402	60.4%
Epsilon Marketing Services	23,643	20,941	2,702	12.9
Private Label Services	26,834	32,503	(5,669)	(17.4)
Private Label Credit	87,093	99,975	(12,882)	(12.9)
Corporate/Other	(13,956)	(19,027)	5,071	(26.7)

Total	$164,511	$159,887	$4,624	2.9%

Stock compensation expense:
Loyalty Services	$1,431	$1,922	$(491)	(25.5)%
Epsilon Marketing Services	873	2,036	(1,163)	(57.1)
Private Label Services	757	1,344	(587)	(43.7)
Private Label Credit	377	202	175	86.6
Corporate/Other	2,838	4,930	(2,092)	(42.4)

Total	$6,276	$10,434	$(4,158)	(39.9)%

Depreciation and amortization:
Loyalty Services	$8,566	$5,454	$3,112	57.1%
Epsilon Marketing Services	19,142	15,404	3,738	24.3
Private Label Services	2,274	2,353	(79)	(3.4)
Private Label Credit	2,791	2,830	(39)	(1.4)
Corporate/Other	2,176	2,841	(665)	(23.4)

Total	$34,949	$28,882	$6,067	21.0%

Operating expenses(1):
Loyalty Services	$130,909	$106,321	$24,588	23.1%
Epsilon Marketing Services	91,835	77,641	14,194	18.3
Private Label Services	67,715	65,393	2,322	3.6
Private Label Credit	121,991	119,841	2,150	1.8
Corporate/Other	14,414	30,213	(15,799)	(52.3)
Eliminations	(92,125)	(92,949)	824	(0.9)

Total	$334,739	$306,460	$28,279	9.2%

Operating income:
Loyalty Services	$30,900	$18,119	$12,781	70.5%
Epsilon Marketing Services	3,628	3,501	127	3.6
Private Label Services	23,008	28,806	(5,798)	(20.1)
Private Label Credit	83,925	96,943	(13,018)	(13.4)
Corporate/Other	(22,898)	(26,798)	3,900	(14.6)

Total	$118,563	$120,571	$(2,008)	(1.7)%

Adjusted EBITDA margin(2):
Loyalty Services	23.8%	19.3%	4.5%
Epsilon Marketing Services	20.5	21.2	(0.7)
Private Label Services	28.4	33.2	(4.8)
Private Label Credit	41.7	45.5	(3.8)
Total	33.0%	34.3%	(1.3)%

Segment operating data:
Private label statements generated	31,790	34,425	(2,635)	(7.7)%
Credit sales	$1,538,084	$1,586,455	$(48,371)	(3.0)%
Average managed receivables	$3,906,811	$3,916,191	$(9,380)	(0.2)%
AIR MILES reward miles issued	1,022,963	942,106	80,857	8.6%
AIR MILES reward miles redeemed	701,665	644,329	57,336	8.9%

(1)	Operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on the sale of assets, merger and other costs.
(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses. For definition of adjusted EBITDA and reconciliation to income from continuing operations, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

Revenue. Total revenue increased $32.9 million, or 7.1%, to $499.3 million for the three months ended March 31, 2008 from $466.3 million for the comparable period in 2007. The increase was due to the following:

•

Loyalty Services. Revenue increased $40.0 million, or 30.3%, to $171.8 million for the three months ended March 31, 2008. The growth in revenue for the period was driven by an increase in redemption revenue of $26.2 million related to an 8.9% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $8.5 million related to growth in issuances of AIR MILES reward miles as the program continues to benefit from the ramp up of new sponsors and the expanded commitment from existing sponsors. Within these revenue increases, changes in the exchange rate of the Canadian dollar also had a $24.1 million positive impact on revenue for the AIR MILES Reward Program.

•

Epsilon Marketing Services. Revenue increased $16.9 million, or 17.1%, to $115.5 million for the three months ended March 31, 2008. Approximately 60% of the growth is attributed to our strategic database group resulting from additional client signings. The remainder of the growth came from Abacus which was acquired in February 2007 and Epsilon Interactive.

•

Private Label Services. Revenue decreased $3.3 million, or 3.4%, to $94.5 million for the three months ended March 31, 2008. Servicing revenue declined slightly, $0.8 million, with the decline in statements generated, primarily from the loss of the Lane Bryant Portfolio, which was offset by higher pricing. Additionally, revenue attributable to our marketing programs decreased $2.5 million primarily due to the non-renewal of an expiring contract with an existing client.

•

Private Label Credit. Revenue decreased $10.7 million, or 4.9%, to $209.1 million for the three months ended March 31, 2008. The decline was primarily due to a 5.7% decrease in securitization income and finance charges, net or $10.1 million. This decline was primarily caused by the loss of the Lane Bryant portfolio, as well as, to a lesser extent, an increase in credit losses. In subsequent quarters, we expect the increase in credit losses to be somewhat offset by favorable funding costs.

•

Corporate/Other. Revenue decreased $10.7 million, or 95.9%, to $0.5 million, primarily as a result of the sale of our mail services division, which generated $10.7 million in revenue for the three months ended March 31, 2007 but was sold in November 2007.

Operating Expenses. Total operating expenses, excluding depreciation, amortization, stock compensation expense, loss on sale of assets, merger and other costs increased $28.3 million, or 9.2%, to $334.7 million during the three months ended March 31, 2008 from $306.5 million during the comparable period in 2007. Total adjusted EBITDA margin decreased to 33.0% for the three months ended March 31, 2008 from 34.3% for the comparable period in 2007. The increase in operating expenses and decrease in adjusted EBITDA margins were due to the following:

•

Loyalty Services. Operating expenses, as defined, increased $24.6 million, or 23.1%, to $130.9 million for the three months ended March 31, 2008. The increase in operating expenses was primarily driven by the growth in our AIR MILES reward miles redemptions, which resulted in increased cost of sales for the products redeemed. Within these operating expense increases, changes in the exchange rate of the Canadian dollar increased operating expenses by $17.7 million. Adjusted EBITDA margin increased to 23.8% for the three months ended March 31, 2008 as compared to 19.3% in the comparable period in 2007. The increase in adjusted EBITDA margin was a result of strong revenue growth combined with a lower cost structure achieved through increased operating leverage.

•

Epsilon Marketing Services. Operating expenses, as defined, increased $14.2 million, or 18.3%, to $91.8 million for the three months ended March 31, 2008. The increase in operating expenses was primarily attributable to an increase in salaries and benefits associated with the overall growth of the business. Adjusted EBITDA margin decreased to 20.5% for the three months ended March 31, 2008 as compared to 21.2% in the comparable period in 2007. Our adjusted EBITDA margin was negatively impacted by a slower than expected ramp up of our proprietary data products as well as revenue growth at Epsilon Interactive that had not yet offset the growth in operating expenses.

•

Private Label Services. Operating expenses, as defined, increased $2.3 million, or 3.6%, to $67.7 million for the three months ended March 31, 2008. The increase was primarily related to an increase in salary expense for additional staffing in our call centers and customer relationship areas, as well as higher credit bureau costs. Adjusted EBITDA margin decreased to 28.4% for the three months ended March 31, 2008 as compared to 33.2% in the comparable period in 2007. Our adjusted EBITDA margin was negatively impacted by the decline in revenue and increase in operating expenses as previously described.

•

Private Label Credit. Operating expenses, as defined, increased $2.2 million, or 1.8%, to $122.0 million for the three months ended March 31, 2008. The increase was primarily related to higher marketing expenses for our clients as well as an increase in collection agency expenses associated with an increase in delinquency rates. Adjusted EBITDA margin decreased to 41.7% for the three months ended March 31, 2008 as compared to 45.5% in the comparable period in 2007. Our adjusted EBITDA margin was negatively impacted by the decline in revenue and increase in operating expenses as previously described.

•

Corporate/Other. Operating expenses, as defined, decreased $15.8 million, or 52.3%, to $14.4 million for the three months ended March 31, 2008. This decline was primarily an impact of the sale of our mail services division in November 2007, as this division generated $11.7 million in operating expenses for the three months ended March 31, 2007. Corporate operating expenses were positively impacted by a reduction in benefit costs and payroll expenses resulting from staff reductions made in the third and fourth quarters of 2007.

•

Stock compensation expense. Stock compensation expense decreased $4.2 million, or 39.9%, to $6.3 million for the three months ended March 31, 2008. The decrease was due to a combination of factors, which included, the impact of certain awards that had fully amortized prior to March 31, 2008 and the true-up of certain estimates for forfeitures, which reduced stock compensation expense by approximately $1.0 million. Additionally, per the terms of the Merger Agreement, we were only permitted to issue a limited amount of additional awards under the equity plans, and therefore, contrary to past practice, no equity awards were issued in the first quarter of 2008.

•

Depreciation and Amortization. Depreciation and amortization increased $6.1 million, or 21.0%, to $34.9 million for the three months ended March 31, 2008 primarily due to a $2.1 million increase in the amortization of purchased intangibles related to the acquisition of Abacus, and an increase of $4.0 million in depreciation and other amortization, in part related to our recent acquisitions and capital expenditures.

•

Merger and other costs. Merger and other costs were $3.7 million for the three months ended March 31, 2008. Costs associated with the proposed Merger were approximately $1.6 million and included advisory fees, legal and accounting costs. Although the Merger Agreement was terminated in April 2008, we expect to incur additional legal costs associated with the ongoing litigation. In addition, we incurred $2.1 million in compensation charges related to the severance of certain employees and other non-routine costs associated with the disposition of our mail services business.

•

Loss on the sale of assets. In March 2008, we incurred an additional loss of $1.1 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business.

Operating Income. Operating income decreased $2.0 million, or 1.7%, to $118.6 million for the three months ended March 31, 2008 from $120.6 million for the comparable period in 2007. Operating income decreased due to the revenue and expense factors discussed above.

Interest Income. Interest income decreased $0.3 million, or 9.7%, to $2.5 million for the three months ended March 31, 2008 from $2.8 million for the comparable period in 2007. This decrease was due to lower average balances of our short term cash investments, as well as a decrease in the yield earned on those short term cash investments.

Interest Expense. Interest expense increased $1.0 million, or 5.6%, to $19.6 million for the three months ended March 31, 2008 from $18.6 million for the comparable period in 2007. Interest expense on core debt, which includes the credit facilities and senior notes, remained relatively flat as lower interest rates were offset by higher average balances. Interest on certificates of deposit increased $0.8 million, primarily as a result of a higher average balances as of March 31, 2008 as compared to March 31, 2007.

Taxes. Income tax expense decreased $1.3 million to $38.8 million for the three months ended March 31, 2008 from $40.1 million for the comparable period in 2007, due to a decrease in taxable income. Our effective tax rate remained flat at 38.2% for the three months ended March 31, 2008 and 2007, respectively.

Discontinued Operations.

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. We are exploring the potential sale of these businesses. It is expected that these dispositions would each be completed within the next twelve months. These businesses have been reported as a discontinued operation in our condensed consolidated financial statements.

On an after tax basis, losses from discontinued operations increased $5.5 million to $13.4 million for the three months ended March 31, 2008. The increase in losses was primarily the result of a $15.0 million pre-tax impairment charge associated with the write-down of long-lived assets to estimated fair value less cost to sell. This charge was offset in part by a pre-tax gain of $4.3 million associated with the sale of certain assets in our utility services business. As of March 31, 2008, we are unable to determine the total estimated amount or range of amounts expected to be incurred with the disposition of these businesses.

In May 2008, we entered into an agreement with Heartland Payment Systems, Inc. to sell our merchant services business for approximately $77.5 million. The sale is expected to be completed in the second quarter of 2008.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At March 31, 2008, 60.1% of our managed accounts with balances and 60.4% of managed receivables were for accounts with origination dates greater than 24 months old. At March 31, 2007, 58.5% of managed accounts with balances and 59.9% of receivables were for managed accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	March 31, 2008	% of total	December 31, 2007	% of total
	(in thousands, except percentages)
Receivables outstanding	$3,778,117	100%	$4,157,287	100%
Receivables balances contractually delinquent:
31 to 60 days	59,671	1.6%	70,512	1.7%
61 to 90 days	43,703	1.2	48,755	1.2
91 or more days	95,965	2.5	101,928	2.4

Total	$199,339	5.3%	$221,195	5.3%

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

	Three months ended March 31,
	2008	2007
	(in thousands, except percentages)
Average managed receivables	$3,906,811	$3,916,191
Net charge-offs	67,681	57,811
Net charge-offs as a percentage of average managed receivables (annualized)	6.9%	5.9%

Our public securitization master trust is utilized for the majority of our funding and represents the mature and stable segment of our private label credit card account portfolio. The following table presents our net charge-offs for the periods indicated for the receivables in our public securitization master trust.

	Three months ended March 31,
	2008	2007
	(in thousands, except percentages)
Average receivables	$3,134,531	$3,233,668
Net charge-offs	50,383	45,239
Net charge-offs as a percentage of average receivables (annualized)	6.4%	5.6%

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Private Label Credit segment related to holiday retail sales.

	Three months ended March 31,
	2008	2007
	(in thousands)
Cash provided by operating activities before change in merchant settlement activity	$76,197	$17,415
Net change in merchant settlement activity	(102,713)	11,201

Cash (used in) provided by operating activities	$(26,516)	$28,616

We generated cash flow from operating activities before changes in merchant settlement activity of $76.2 million for the three months ended March 31, 2008 as compared to $17.4 million for the comparable period in 2007. The increase in operating cash flows before changes in merchant settlement activity is related to an increase in net income as adjusted for non-cash charges, and positive changes in working capital. Merchant settlement activity is driven by the number of days of float at the end of the period. For these purposes, “float” means the difference between the number of days we hold cash before remitting the cash to our merchants and the number of days the card associations hold cash before remitting the cash to us. The difference in the number of days of float between March 31, 2008 and December 31, 2007 was three days as compared to March 31, 2007 and December 31, 2006 where the difference was only one day. Merchant settlement activity fluctuates significantly depending on the day in which the period ends. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash provided by investing activities was $73.3 million for the three months ended March 31, 2008 compared to cash used by investing activities of $322.9 million for the comparable period in 2007. Significant components of investing activities are as follows:

•

Acquisitions. No acquisitions were made in the first quarter of 2008. Cash outlays, net of cash received, for acquisitions for the three months ended March 31, 2007 was $438.7 million, relating primarily to the acquisition of Abacus.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of March 31, 2008, we had over $3.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization and credit card receivable activity provided cash flows of $84.7 million for the three months ended March 31, 2008 and $153.8 million for the comparable period in 2007. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the three months ended March 31, 2008 were $13.9 million compared to $21.9 million for the comparable period in 2007. We anticipate capital expenditures to be approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used by financing activities was $17.0 million for the three months ended March 31, 2008 as compared to cash provided by financing of $268.7 million for the comparable period in 2007. Our financing activities during the three months ended March 31, 2008 relate primarily to borrowings and repayments of debt and the issuance and repayment of certificates of deposit.

Liquidity Sources. In addition to cash generated from operating activities, we have four main sources of liquidity: the securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facilities and issuances of equity securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet current and anticipated financing requirements during the next 12 months.

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

As of March 31, 2008, the WFN Trusts had over $3.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 3.6% to 5.7%. As of March 31, 2008, we had $281.9 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities. On March 28, 2008, we entered into a third amendment to the Credit Agreement, dated as of January 24, 2007, which we refer to as the bridge loan. As amended, the bridge loan provided for loans in a maximum amount of $300.0 million. The maturity date of the bridge loan was extended from March 31, 2008 to December 31, 2008. On March 17, 2008, we prepaid $150.0 million of the principal amount of the bridge loan together with accrued interest thereon and pursuant to the terms of the bridge loan, such amounts are not available to be re-borrowed. In addition, the third amendment provides for two principal payments in the amount of $25.0 million each on June 30, 2008 and September 30, 2008, respectively, and adjusts the margin applicable to base rate and Euro dollar loans as those set forth in Note 6 to our unaudited condensed consolidated financial statements. We borrowed on our revolving credit facility to prepay the $150.0 million principal amount of the bridge loan but expect to fund these future principal payments from operating cash flow.

At March 31, 2008, we had borrowings of $483.0 million outstanding under our credit facilities (with a weighted average interest rate of 4.3%), $2.0 million in letters of credit outstanding, and we had available unused borrowing capacity of approximately $205.0 million. These credit facilities limit our aggregate outstanding letters of credit to $50.0 million.

We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures. We were in compliance with the covenants under our credit facilities at March 31, 2008.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2007 related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures

Evaluation

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of this Quarterly Report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. These risks, uncertainties and assumptions include those made with respect to and any developments related to the termination of the proposed merger with an affiliate of The Blackstone Group L.P., including risks and uncertainties arising from actions that the parties to the Merger Agreement may take in connection therewith. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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

On January 30, 2008, we filed a lawsuit against the Blackstone Entities in the Delaware Court of Chancery, seeking specific performance to compel the Blackstone Entities to comply with their obligations under the Merger Agreement, including their covenants to obtain required regulatory approvals and to consummate the Merger. On February 8, 2008, we filed a motion to dismiss this lawsuit without prejudice in response to the Blackstone Entities’ confirmation of their commitment to work to consummate the Merger.

On March 17, 2008, we notified the Blackstone Entities that they were in breach of the Merger Agreement and demanded that the Blackstone Entities cure the breaches including, among other things, obtaining required regulatory approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

On April 18, 2008, Parent repudiated the Merger Agreement by sending us a notice purporting to terminate the contract. The notice of termination was ineffective because the Merger Agreement cannot be terminated under the relevant termination provision by a party that is in breach. Subsequently, on April 18, 2008, we terminated the Merger Agreement because of the Blackstone Entities’ repudiation and their refusal to timely cure their breaches and perform their covenants and agreements, thereby causing specified closing conditions not to be satisfied.

Pursuant to the Merger Agreement, if we terminate the Merger Agreement as a result of Parent or Merger Sub’s breach or failure to perform that causes specified closing conditions not to be satisfied, Parent is required to pay, or cause to be paid, to us a fee of $170.0 million (the “Business Interruption Fee”). Blackstone Capital Partners V L.P. (“BCP V”) provided a limited guarantee pursuant to which, among other things, BCP V guarantees payment of the Business Interruption Fee and up to $3.0 million of other amounts for which the Blackstone Entities are liable under the Merger Agreement. We have demanded that Parent pay the Business Interruption Fee, and commenced litigation on April 18, 2008 seeking full and timely payment of this fee by BCP V, as guarantor of the fee, in the New York State Supreme Court.

On April 21, 2008, the Blackstone Entities filed an action for declaratory judgment in the Delaware Court of Chancery against us seeking an order declaring that, among other things, the Blackstone Entities are not in breach of the Merger Agreement and that they are not obligated to pay the Business Interruption Fee.

In addition, from time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Litigation in connection with the Merger Agreement is costly and could be disruptive to our business.

We are currently pursuing legal action against Blackstone Capital Partners V L.P. in connection with the termination of the Merger Agreement, as discussed above under Item 1. Legal Proceedings. Further, we may be exposed to additional litigation claims relating to the proposed Merger and the termination of the Merger Agreement. Regardless of the outcome, we have and may continue to incur substantial expenses in connection with such litigation. In addition, the potential of such litigation to divert the time and attention of our management from our day-to-day business is substantial. As with any litigation, we cannot predict with certainty the outcome of the proceedings, but the costs and energy expended for such litigation could have a material negative impact on our results of operations and financial condition and could adversely affect our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of our outstanding common stock through December 2008, as more fully described in the footnote to the table below. As of March 31, 2008, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs. The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
				(in millions)
During 2008:
January	18,287	$53.38	—	$496.7
February	10,740	53.36	—	496.7
March	11,308	46.69	—	496.7

Total	40,335	$51.50	—	$496.7

(1)	During the period represented by the table, 40,335 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.
(2)	On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. As of December 31, 2007, we had repurchased 8,605,552 shares of our common stock for approximately $403.3 million under these programs.
(3)

Per the terms of the Merger Agreement, we agreed that from May 17, 2007 until the effective time of the Merger or the expiration or termination of the Merger Agreement, which occurred on April 18, 2008, with certain exceptions, that we would not purchase any of our capital stock, which included suspension of any repurchases under the third stock repurchase program or otherwise. On May 6, 2008, the Board of Directors authorized reinstituting the third stock repurchase program. Debt covenants in our credit facilities also restrict the amount of funds that we have available for repurchases of our common stock in any calendar year. The limitation for each calendar year was $200.0 million beginning with 2006, increasing to $250.0 million in 2007 and $300.0 million in 2008, conditioned on certain increases in our Consolidated Operating EBITDA as defined in the credit facilities. In addition, amounts available but not utilized for repurchases in any calendar year may be carried over for use in the immediately succeeding fiscal year.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Third Amendment to Credit Agreement, dated as of March 28, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2008, File No. 001-15749).

*+10.2	Secondment Agreement, dated May 8, 2008, by and between ADS Alliance Data Systems, Inc. and Loyalty Management Group Canada Inc.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

	By:	/s/ EDWARD J. HEFFERNAN
Date: May 9, 2008		Edward J. Heffernan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MICHAEL D. KUBIC
Date: May 9, 2008		Michael D. Kubic Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Third Amendment to Credit Agreement, dated as of March 28, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2008, File No. 001-15749).

*+10.2	Secondment Agreement, dated May 8, 2008, by and between ADS Alliance Data Systems, Inc. and Loyalty Management Group Canada Inc.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement