Form 10-Q
period 2008-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2008-08-08
CIK 1101215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of August 5, 2008, 67,279,154 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$208,236	$219,210
Due from card associations	12,081	—
Trade receivables, less allowance for doubtful accounts ($6,996 and $6,319 at June 30, 2008 and December 31, 2007, respectively)	214,453	228,582
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($29,488 and $38,726 at June 30, 2008 and December 31, 2007, respectively)	454,034	652,434
Deferred tax asset, net	94,314	90,515
Other current assets	98,218	100,834
Assets held for sale	107,673	287,610

Total current assets	1,189,009	1,579,185
Redemption settlement assets, restricted	673,076	317,053
Property and equipment, net	188,194	192,759
Deferred tax asset, net	34,959	38,074
Due from securitizations	478,021	379,268
Intangible assets, net	314,002	343,402
Goodwill	1,176,553	1,185,773
Other non-current assets	75,029	68,080

Total assets	$4,128,843	$4,103,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$132,576	$133,857
Accrued expenses	133,732	206,219
Merchant settlement obligations	122,953	—
Certificates of deposit	264,800	370,400
Credit facilities and other debt, current	303,855	313,589
Other current liabilities	54,669	52,930
Liabilities held for sale	43,491	254,760

Total current liabilities	1,056,076	1,331,755
Deferred revenue	1,179,274	828,348
Long-term and other debt	900,583	644,061
Other liabilities	113,287	102,464

Total liabilities	3,249,220	2,906,628
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 88,551 shares and 87,786 shares at June 30, 2008 and December 31, 2007, respectively	886	878
Additional paid-in capital	933,465	898,631
Treasury stock, at cost (16,299 and 9,024 shares at June 30, 2008 and December 31, 2007, respectively)	(858,566)	(409,486)
Retained earnings	779,191	682,903
Accumulated other comprehensive income	24,647	24,040

Total stockholders’ equity	879,623	1,196,966

Total liabilities and stockholders’ equity	$4,128,843	$4,103,594

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Transaction	$83,096	$95,266	$166,692	$180,452
Redemption	131,621	100,857	248,400	191,400
Securitization income and finance charges, net	138,556	164,589	306,547	342,661
Database marketing fees and direct marketing fees	128,614	109,509	246,117	212,072
Other revenue	25,323	11,599	38,704	21,582

Total revenue	507,210	481,820	1,006,460	948,167
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	340,962	319,870	665,773	613,461
General and administrative	14,897	21,216	33,165	44,519
Depreciation and other amortization	17,578	14,919	35,340	28,668
Amortization of purchased intangibles	16,792	17,423	33,979	32,556
Loss on the sale of assets	—	—	1,052	—
Merger costs	2,804	6,171	4,411	6,171

Total operating expenses	393,033	379,599	773,720	725,375
Operating income	114,177	102,221	232,740	222,792
Interest income	(3,258)	(1,997)	(5,763)	(4,772)
Interest expense	17,200	20,931	36,808	39,506

Income from continuing operations before income taxes	100,235	83,287	201,695	188,058
Provision for income taxes	38,289	31,752	77,047	71,808

Income from continuing operations	61,946	51,535	124,648	116,250
Loss from discontinued operations, net of taxes	(14,977)	(7,446)	(28,360)	(15,301)

Net income	$46,969	$44,089	$96,288	$100,949

Basic income (loss) per share:
Income from continuing operations	$0.81	$0.66	$1.61	$1.48

Loss from discontinued operations	$(0.20)	$(0.10)	$(0.37)	$(0.20)

Net income per share	$0.61	$0.56	$1.24	$1.28

Diluted income (loss) per share:
Income from continuing operations	$0.79	$0.64	$1.57	$1.44

Loss from discontinued operations	$(0.19)	$(0.09)	$(0.36)	$(0.19)

Net income per share	$0.60	$0.55	$1.21	$1.25

Weighted average shares — basic	76,619	78,160	77,484	78,591

Weighted average shares — diluted	78,636	80,504	79,496	80,797

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,288	$100,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,310	82,563
Deferred income taxes	(7,835)	8,701
Provision for doubtful accounts	20,724	13,922
Non-cash stock compensation	14,725	24,009
Fair value gain on interest-only strip	(16,400)	(22,050)
Impairment on disposal group	45,400	—
Gain on the sale of assets	(41,686)	—
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	7,373	(20,240)
Change in merchant settlement activity	(84,232)	35,400
Change in other assets	(6,155)	(26,102)
Change in accounts payable and accrued expenses	(53,958)	(53,566)
Change in deferred revenue	388,925	19,819
Change in other liabilities	6,076	(13,791)
Excess tax benefits from stock-based compensation	(497)	(6,862)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	91,910	—
Other	(5,726)	4,883

Net cash provided by operating activities	532,242	147,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(370,873)	(5,856)
Payments for acquired businesses, net of cash acquired	—	(437,963)
Net decrease in seller’s interest and credit card receivables	80,527	83,613
Change in due from securitizations	(71,500)	21,715
Capital expenditures	(28,531)	(47,532)
Proceeds from the sale of a business	90,307	—
Proceeds from the sale of assets	14,098	—
Other	(4,006)	(8,866)

Net cash used in investing activities	(289,978)	(394,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,903,127	1,227,000
Repayment of borrowings	(1,680,701)	(892,000)
Certificate of deposit issuances	322,700	213,600
Repayments of certificates of deposits	(428,300)	(251,600)
Payment of capital lease obligations	(8,289)	(5,225)
Payment of deferred financing costs	(3,634)	(1,373)
Excess tax benefits from stock-based compensation	497	6,862
Proceeds from issuance of common stock	14,942	19,633
Proceeds from sale-leaseback transactions	34,221	—
Purchase of treasury shares	(449,080)	(108,536)

Net cash (used in) provided by financing activities	(294,517)	208,361

Effect of exchange rate changes on cash and cash equivalents	(3,059)	1,951

Change in cash and cash equivalents	(55,312)	(36,942)
Cash and cash equivalents at beginning of period	265,839	180,075

Cash and cash equivalents at end of period	$210,527	$143,133

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35,813	$38,877

Income taxes paid, net of refunds	$89,544	$34,907

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2008, which re-issued certain items of the Company’s Annual Report on Form 10-K.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

On March 17, 2008, the Company notified the Blackstone Entities that they were in breach of the Merger Agreement and demanded that the Blackstone Entities cure the breaches including, among other things, obtaining required regulatory approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

On April 18, 2008, Parent repudiated the Merger Agreement by sending the Company a notice purporting to terminate the contract. The Company believes that the notice of termination was ineffective because the Merger Agreement cannot be terminated under the relevant termination provision by a party that is in breach. Subsequently, on April 18, 2008, the Company terminated the Merger Agreement because of the Blackstone Entities’ repudiation and their refusal to timely cure their breaches and perform their covenants and agreements, thereby causing specified closing conditions not to be satisfied.

Pursuant to the Merger Agreement, if the Company terminates the Merger Agreement as a result of Parent’s or Merger Sub’s breach or failure to perform that causes specified closing conditions not to be satisfied, Parent is required to pay, or cause to be paid, to the Company a fee of $170.0 million (the “Business Interruption Fee”). Blackstone Capital Partners V L.P. (“BCP V”) provided a limited guarantee pursuant to which, among other things, BCP V guarantees payment of the Business Interruption Fee and up to $3.0 million of other amounts for which the Blackstone Entities are liable under the Merger Agreement. The Company has demanded that Parent pay the Business Interruption Fee, and commenced litigation on April 18, 2008 seeking full and timely payment of this fee by BCP V, as guarantor of the fee, in the New York State Supreme Court (the “New York action”).

On April 21, 2008, the Blackstone Entities filed an action for declaratory judgment in the Delaware Court of Chancery against Alliance Data seeking an order declaring that, among other things, the Blackstone Entities are not in breach of the Merger Agreement and that they are not obligated to pay the Business Interruption Fee (the “Delaware declaratory judgment action”).

On May 30, 2008, the Company filed a breach of contract action in the Delaware Court of Chancery against BCP V, Parent and Merger Sub seeking payment of the Business Interruption Fee (the “Delaware contract action”).

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. The Company filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. Pursuant to an agreed-to briefing schedule, the Company’s opposition brief is due on or before August 13, 2008, and defendants’ reply brief is due within 14 days after the opposition brief is filed.

For the six months ended June 30, 2008, the Company recorded merger costs of approximately $4.4 million consisting of legal, accounting and other costs associated with the Merger. In July 2008, the Company received $3.0 million from the Blackstone Entities for reimbursement of certain costs related to the Blackstone Entities’ financing of the proposed merger.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

3. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator
Income from continuing operations	$61,946	$51,535	$124,648	$116,250
Loss from discontinued operations	(14,977)	(7,446)	(28,360)	(15,301)

Net income	$46,969	$44,089	$96,288	$100,949

Denominator
Weighted average shares, basic	76,619	78,160	77,484	78,591
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	733	753	691	667
Net effect of dilutive stock options	1,284	1,591	1,321	1,539

Denominator for diluted calculation	78,636	80,504	79,496	80,797

Basic
Income from continuing operations per share	$0.81	$0.66	$1.61	$1.48

Loss from discontinued operations per share	$(0.20)	$(0.10)	$(0.37)	$(0.20)

Net income per share	$0.61	$0.56	$1.24	$1.28

Diluted
Income from continuing operations per share	$0.79	$0.64	$1.57	$1.44

Loss from discontinued operations per share	$(0.19)	$(0.09)	$(0.36)	$(0.19)

Net income per share	$0.60	$0.55	$1.21	$1.25

4. DISPOSITIONS

In March 2008, the Company determined that its merchant and utility services businesses were not aligned with the Company’s long-term strategy and committed to a plan of disposition and began exploring the potential sale of these businesses. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” these businesses have been reported as discontinued operations in this Quarterly Report on Form 10-Q. The results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations.

In May 2008, the Company entered into an agreement with Heartland Payment Systems, Inc. (“Heartland”) to sell the merchant services business for approximately $77.5 million, of which $1.5 million was held in escrow. The sale was completed on May 30, 2008 and the Company received net proceeds of approximately $90.3 million, which included approximately $14.3 million for the payment of net working capital. In connection with the sale, the Company recognized a pre-tax gain of approximately $29.4 million, which has been included in the loss from discontinued operations. In connection with the sale, the Company’s private label credit card banking subsidiary World Financial Network National Bank entered into an interim transition services agreement for a period of nine months to provide card processing and certain other services to Heartland.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In July 2008, the Company entered into a definitive agreement with VTX Holdings Limited, and its subsidiaries Vertex U.S. Holdings II Inc. and Vertex Canada Holdings II Limited, to sell the majority of the utility services business (excluding certain retained assets and liabilities) for approximately $50.0 million in cash, subject to certain adjustments. The sale was completed on July 25, 2008. The Company still retains one disposal group associated with our utility services business and is currently exploring its potential sale, which is expected to be completed by March 2009.

Based on the estimated enterprise value of these businesses, for the six months ended June 30, 2008, the Company recorded a pre-tax impairment charge of $45.4 million, which has been included in the loss from discontinued operations.

The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheets under the captions “Assets held for sale” and “Liabilities held for sale.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Assets:
Cash and cash equivalents	$2,291	$46,630
Due from card associations	—	21,456
Trade receivables	55,364	78,410
Other assets	11,120	15,016
Property and equipment, net	31,313	56,030
Intangible assets, net	7,585	20,493
Goodwill	—	49,575

Assets held for sale	$107,673	$287,610

Liabilities:
Accounts payables	$369	$933
Accrued expenses	25,867	21,892
Merchant settlement obligations	—	216,560
Capital lease obligations	4,642	2,455
Other liabilities	12,613	12,920

Liabilities held for sale	$43,491	$254,760

The following table summarizes the operating results of the discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(amounts in thousands)
Revenue	$64,510	$81,978	$139,996	$164,789

Loss before provision for income taxes	(10,015)	(11,393)	(30,466)	(23,411)
Provision for (benefit) from income taxes	4,962	(3,947)	(2,106)	(8,110)

Loss from discontinued operations	$(14,977)	$(7,446)	$(28,360)	$(15,301)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

5. SELLER’S INTEREST AND CREDIT CARD RECEIVABLES

In June 2008, the Company sold a portfolio of credit card receivables to our securitization trusts. The Company sold a net principle balance of $100.7 million, for which we received cash of $91.9 million and retained $8.8 million in a spread deposit account that is included in Due from Securitizations in the condensed consolidated balance sheet. The gain on the sale was approximately $5.0 million, of which $2.2 million was included in the gain on the interest-only strip and $2.8 million was associated with the write-off of the allowance and other assets. The total gain is included in Securitization income and finance charges, net in our condensed consolidated statement of income.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2008
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(83,883)	$102,545	5-10 years — straight line
Premium on purchased credit card portfolios	68,432	(31,375)	37,057	5-10 years — straight line, accelerated
Collector database	68,554	(55,080)	13,474	30 years —15% declining balance
Customer databases	161,699	(30,922)	130,777	4 -10 years — straight line
Noncompete agreements	2,160	(1,693)	467	2-5 years — straight line
Favorable lease	1,000	(750)	250	4 years — straight line
Tradenames	11,260	(1,758)	9,502	4 -10 years — straight line
Purchased data lists	11,326	(3,746)	7,580	1 -5 year — accelerated basis, straight line

	$510,859	$(209,207)	$301,652
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$523,209	$(209,207)	$314,002

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	December 31, 2007
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(71,330)	$115,098	5-10 years — straight line
Premium on purchased credit card portfolios	70,664	(29,203)	41,461	5-10 years — straight line, accelerated
Collector database	71,358	(56,093)	15,265	30 years —15% declining balance
Customer databases	161,713	(20,096)	141,617	4 -10 years — straight line
Noncompete agreements	2,160	(1,308)	852	2-5 years — straight line
Favorable lease	1,000	(614)	386	4 years — straight line
Tradenames	11,262	(1,154)	10,108	4 -10 years — straight line
Purchased data lists	8,656	(2,391)	6,265	1 -5 year — accelerated basis, straight line

	$513,241	$(182,189)	$331,052
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$525,591	$(182,189)	$343,402

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

	Loyalty Services	Epsilon Marketing Services	Private Label Credit	Private Label Services	Total
	(in thousands)
Beginning balance	$248,996	$675,045	$—	$261,732	$1,185,773
Effects of foreign currency translation	(9,340)	(143)	—	—	(9,483)
Other, primarily final purchase price adjustments	—	263	—	—	263

Ending balance	$239,656	$675,165	$—	$261,732	$1,176,553

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

7. DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in thousands)
December 31, 2007	$272,317	$556,031	$828,348
Cash proceeds	89,554	164,030	253,584
Cash proceeds from the assumption of the BMO liability	—	369,858	369,858
Revenue recognized	(71,340)	(162,471)	(233,811)
Other	—	(1,208)	(1,208)
Effects of foreign currency translation	(10,958)	(26,539)	(37,497)

June 30, 2008	$279,573	$899,701	$1,179,274

In May 2008, our Loyalty Services segment secured a comprehensive long-term renewal and expansion agreement with BMO Bank of Montreal (“BMO”), as a sponsor in its AIR MILES® Reward Program, pursuant to which BMO transferred to the Company the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by BMO as a sponsor. Under the terms of the agreement, BMO paid the Company approximately $369.9 million for the assumption of that liability, all of which was placed in our redemption settlement asset account to be utilized to cover the cost of redemptions of outstanding AIR MILES reward miles issued by BMO under the previous arrangement. Historically, due to the nature of their contractual arrangement, miles issued by BMO have been excluded from the Company’s estimate of breakage as BMO had the responsibility of redemption, and therefore no breakage estimate was required. However, changing the nature of the agreement required the Company to include these miles in its analysis, which impacted the redemption rate and the Company’s estimate of breakage. After evaluating the impact of this transaction, the Company changed its estimate of breakage from one-third to 28%. The change in estimate had no impact on the total redemption liability, but will reduce the amount of deferred breakage, within the redemption liability, expected to be recognized over the expected life of the mile. The change in estimate did not have a material impact to our financial statements in the current period, nor does the Company expect it to have a material impact on future periods.

8. DEBT

Debt consists of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Certificates of deposit	$264,800	$370,400
Senior notes	500,000	500,000
Revolving credit facility	355,000	121,000
Bridge loan facility	125,000	300,000
Wachovia bank facility	150,000	—
Capital lease obligations and other debt	74,438	36,650

	1,469,238	1,328,050
Less: current portion	(568,655)	(683,989)

Long-term portion	$900,583	$644,061

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Certificates of Deposit

Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 3.3% to 5.7% and 5.0% to 5.7% at June 30, 2008 and December 31, 2007, respectively. Interest is paid monthly and at maturity.

Senior Notes.

The Company has $250.0 million aggregate principal amount of 6.00% Senior Notes, Series A, due May 16, 2009 (the “Series A Notes”) and $250.0 million aggregate principal amount of 6.14% Senior Notes, Series B, due May 16, 2011 (the “Series B Notes” and together with the Series A Notes, the “Senior Notes”) outstanding pursuant to that certain Note Purchase Agreement, dated as of May 1, 2006 (the “Note Purchase Agreement”). The payment obligations under the Senior Notes are required to be guaranteed by certain of our subsidiaries. As required under the Note Purchase Agreement, due to its guaranty of each of the revolving credit facility and the bridge loan facility, ADS Foreign Holdings, Inc. also entered into that certain Joinder to Subsidiary Guaranty in favor of the holders from time to time of the Senior Notes in May 2008.

Credit Facilities

Revolving Credit Facility

In May 2008, ADS Foreign Holdings, Inc. became a guarantor of the revolving credit facility pursuant to a Guarantor Supplement in favor of the Bank of Montreal as Administrative Agent.

In June 2008, the Company, as Borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, (as “Guarantors”), entered into a second amendment to the revolving credit facility. The second amendment amended certain defined terms and negative covenants regarding the Company’s ability, and in certain instances, its subsidiaries’ ability, to create liens, repurchase stock and make investments. The amendment also replaced the financial covenant establishing a maximum ratio of total capitalization with a financial covenant establishing a maximum ratio of total leverage.

In July 2008, we exercised the $210.0 million accordion feature of our revolving credit facility, which allowed the Company to increase its existing $540.0 million unsecured line of credit to a $750.0 million unsecured line of credit.

The weighted average interest rate on our revolving credit facility was 3.0% as of June 30, 2008.

Bridge Loan Facility

In March 2008, the Company entered into a third amendment to the bridge loan facility, which, as amended, provided for loans in a maximum amount of $300.0 million. In the third amendment, the maturity date of our bridge loan facility was extended from March 31, 2008 to December 31, 2008. On March 17, 2008, the Company prepaid $150.0 million of the principal amount of the bridge loan facility together with accrued interest thereon and pursuant to the terms of the bridge loan facility, such amounts were not available to be re-borrowed. Amounts used to make the prepayment were borrowed under the Company’s revolving credit facility. In addition, the third amendment provided for a principal payment in the amount of $25.0 million on each of June 30, 2008 and September 30, 2008. Finally, the third amendment adjusted the margin applicable to base rate loans and Eurodollar loans to those set forth below.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The interest rate for base rate loans under the bridge loan facility fluctuates and is equal to the higher of (i) Bank of Montreal’s prime rate and (ii) the Federal funds rate plus 0.50%, in each case plus a margin of 0.10% to 0.70% for the period from March 1 to June 30, 2008; and 0.60% to 1.20% for the period on and after July 1, 2008, in each case based upon our senior leverage ratio as defined in our bridge loan facility. The interest rate for Eurodollar loans under the bridge loan facility fluctuates based on the London interbank offered rate plus a margin of 1.60% to 2.20% for the period from March 1, 2008 to June 30, 2008; and 2.10% to 2.70% for the period on and after July 1, 2008, in each case based upon the senior leverage ratio as defined in the bridge loan facility.

In May 2008, ADS Foreign Holdings, Inc. became a guarantor of the bridge loan facility pursuant to a Guarantor Supplement in favor of the Bank of Montreal as Administrative Agent.

In June 2008, the Company entered into a fourth amendment to the bridge loan facility to modify certain defined terms and negative covenants regarding the Company’s ability, and in certain instances, its subsidiaries’ ability, to create liens, repurchase stock and make investments. The fourth amendment also replaced the financial covenant establishing a maximum ratio of total capitalization with a financial covenant establishing a maximum ratio of total leverage, with each such term defined in the bridge loan facility.

The Company made the required $25.0 million principal payment on June 30, 2008 and the bridge loan facility was repaid in full and terminated according to its terms effective July 29, 2008.

The weighted average interest rate on the bridge loan facility was 4.1% as of June 30, 2008.

Wachovia Bank Facility

In June 2008, the Company, as Borrower, and the Guarantors, entered into a credit agreement with Wachovia Bank, National Association, as Administrative Agent (the “Wachovia Facility”), which provided for loans to the Company in a maximum amount of $150.0 million. At the closing of the Wachovia Facility, the Company borrowed $150.0 million under the Wachovia Facility to fund its obligations with respect to share repurchases under an accelerated stock repurchase agreement. The loans under the Wachovia Facility were scheduled to mature September 18, 2008 and were paid in full and the Wachovia Facility was terminated according to its terms effective July 29, 2008.

Advances under the Wachovia Facility were in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and was equal to the higher of (i) Wachovia’s prime rate and (ii) the Federal funds rate plus 0.5%, in either case plus a margin of 0.25%. The interest rate for Eurodollar loans fluctuated based on the rate at which deposits of U.S. dollars in the London interbank market were quoted plus a margin of 1.75%.

The Wachovia Facility contained usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends; and make investments. The negative covenants were subject to certain exceptions as specified in the Wachovia Facility. The Wachovia Facility also requires the Company to satisfy certain financial covenants, including maximum ratios of total leverage and senior leverage as determined in accordance with the Wachovia Facility and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the Wachovia Facility.

The weighted average interest rate on the Wachovia Facility was 4.2% as of June 30, 2008.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Capital Lease Obligations and Other Debt

For the six months ended June 30, 2008, the Company entered into certain sale-lease back transactions which resulted in proceeds of approximately $34.2 million and a deferred gain of $13.1 million. The leases have been reflected as capital lease obligations and the gain amortized over the expected lease term in proportion to the leased assets. In addition, in April 2008, the Company entered into a loan agreement for approximately $14.2 million, which is secured by certain equipment and matures in three years.

Convertible Senior Notes

In July 2008, the Company issued $700.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Notes”). The Company granted to the initial purchasers of the Convertible Notes an option to purchase up to an additional $105.0 million aggregate principal amount of the Convertible Notes solely to cover over-allotments, if any, which was exercised in full on August 4, 2008. Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or some of their Convertible Notes upon the occurrence of certain events.

The Convertible Notes are governed by an indenture dated July 29, 2008 between the Company and the Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the indenture, the Convertible Notes are general unsecured senior obligations of the Company, and pay interest semi-annually in arrears at a rate of 1.75% per annum on February 1 and August 1 of each year beginning February 1, 2009, will be convertible during certain periods and under certain circumstances and, subject to earlier repurchase by the Company or conversion, will mature on August 1, 2013. The Company may not redeem the Convertible Notes prior to their maturity date. Upon conversion, holders of the Convertible Notes will receive, at the election of the Company, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on the applicable conversion rate at such time. The Convertible Notes have an initial conversion rate of 12.7392 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of $78.50 per share), representing an initial conversion premium of approximately 22.5% above the closing price of $64.08 per share of the Company’s common stock on July 23, 2008.

Concurrently with the pricing of the Convertible Notes, on July 23, 2008, the Company entered into convertible note hedge transactions with respect to its common stock (the “Convertible Note Hedges”) with J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch, and Bank of America, N.A., affiliates of two of the initial purchasers (together, the “Hedge Counterparties”). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 8.9 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Notes.

Separately but also concurrently with the pricing of the Convertible Notes, on July 23, 2008, the Company entered into warrant transactions (the “Warrants”) whereby it sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 8.9 million shares of its common stock at an initial strike price of $112.14.

The cost of the Convertible Note Hedges, taking into account the proceeds to the Company from the sale of the Warrants, was $93.6 million. The Convertible Note Hedges and Warrants permit the Company to buy the potential for economic dilution from the initial conversion price to $112.14.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In August 2008, the Company issued an additional $105.0 million aggregate principal amount of its Convertible Notes to cover over-allotments. Following the exercise of the over-allotment in full, the Convertible Note Hedges, which were subject to an automatic pro-rata increase upon exercise of the over-allotment, cover, subject to customary anti-dilution adjustments, approximately 1.3 million additional shares of the Company’s common stock. The Warrants were also amended with each of the Hedge Counterparties to permit them to acquire, subject to customary anti-dilution adjustments, up to approximately 1.3 million additional shares of the Company’s common stock. The amended Warrants will be exercisable and will expire in 79 equal tranches of 64,094 Warrants and an 80th tranche of 64,102 Warrants with respect to each of the Hedge Counterparties beginning on October 30, 2013 and continuing on each business day through February 25, 2014. The cost of the additional Convertible Note Hedges, taking into account the proceeds to the Company from the sale of the additional Warrants, related to the exercise of the over-allotment was $14.0 million.

9. STOCKHOLDER’S EQUITY

Stock Repurchase Programs

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of the Company’s outstanding common stock through December 2008. From May 17, 2007 through April 18, 2008, the date of termination of the Merger Agreement, the Company did not purchase any additional shares under the third stock repurchase program. On May 6, 2008, the Company’s Board of Directors authorized resuming the existing repurchase program.

During the second quarter of 2008, the Company acquired a total of 7,274,903 shares of its common stock for approximately $449.1 million under the existing repurchase program. As part of those repurchases, in June 2008, the Company entered into a $150.0 million accelerated share repurchase agreement (the “ASR Agreement”), with Wachovia Bank, National Association (“Wachovia”). Pursuant to the ASR Agreement, on June 18, 2008, the Company purchased 2,212,716 shares of its common stock at a price per share of $67.79. Under the ASR Agreement, Wachovia would purchase an equivalent number of shares of common stock in the open market from time to time until it has acquired that number of shares. The final settlement was scheduled to end no later than July 18, 2008. In July 2008, the Company received an additional 418,805 shares of common stock based upon the volume weighted average price of its common stock purchased by Wachovia during the period less a specified discount. As a result of this transaction, the Company purchased a total of 2,631,521 shares of its common stock at a settlement price per share of $57.00.

In July 2008, the Company established a new repurchase program, pursuant to which, during the period beginning on July 17, 2008 and ending December 31, 2009, the Company may repurchase shares of its common stock at an aggregate price not to exceed $1.3 billion, or such lesser amount as may be permitted pursuant to the terms of our credit agreements or otherwise. In connection with the offering of the Convertible Notes, in July 2008, the Company utilized a portion of the net proceeds to acquire 4,329,900 shares for approximately $277.5 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of operations	$5,283	$5,971	$8,721	$11,671
General and administrative	2,443	4,214	5,281	8,948

Total	$7,726	$10,185	$14,002	$20,619

Stock-based compensation expense for our merchant services and utility services businesses was approximately $0.5 million and $1.7 million, and $0.7 million and $3.4 million for the three and six months ended June 30, 2008 and 2007 respectively. These amounts have been included in the loss from discontinued operations.

During 2007, the vesting provisions of certain shares of restricted stock and stock options issued to certain employees were modified. The service conditions of these awards were accelerated in connection with the anticipated termination and the termination of these employees. The terms were modified such that should the Merger, as discussed in Note 2, be completed before the Merger Agreement expired or was otherwise terminated, the employee would then receive the consideration as set forth in the Merger Agreement. With the termination of the Merger Agreement, the employees did not receive the additional consideration and the Company reversed approximately $6.0 million of compensation expense in the second quarter of 2008, of which $1.2 million was included in the loss from discontinued operations.

On April 23, 2008, the Company’s Board of Directors approved the cancellation of awards of 67,290 service-based restricted stock units previously granted to certain of our executive management on December 21, 2007. These awards were replaced with an award granted on April 23, 2008. The total compensation cost reflects the portion of the grant-date fair value of the original award for which the requisite service period was rendered at the date of cancellation plus the incremental cost resulting from the cancellation and replacement.

Subsequent to the termination of the Merger Agreement in April 2008, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock is estimated on the date of grant. In accordance with SFAS No. 123(R), the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period. Service-based restricted stock awards typically vest ratably over a three year period. Performance-based restricted stock awards vest if specified performance measures tied to the Company’s financial performance are met. During 2008, the Company issued 1,400,494 service-based restricted stock awards and 1,711,697 performance-based restricted stock awards with a weighted average grant date fair value per share of $56.56.

Additionally, in connection with the sale of our merchant services division, the vesting provisions of the awards for certain employees associated with the division were accelerated on the date of sale, and the Company recorded incremental stock-based compensation expense of approximately $0.7 million, which has been included in the loss from discontinued operations.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Employee Stock Purchase Plan

In June 2008, the Compensation Committee of the Company’s Board of Directors authorized re-opening the Company’s Amended and Restated Employee Stock Purchase Plan (the “ESPP”) to employee contributions commencing in the third quarter of 2008.

10. INCOME TAXES

For the three months ended June 30, 2008 and June 30, 2007, the Company has utilized an effective tax rate of 38.2 % and 38.1% respectively, and 38.2% for each of the six month periods ended June 30, 2008 and 2007, respectively, to calculate its provision for income taxes. In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2008 based on all known variables.

11. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$46,969	$44,089	$96,288	$100,949
Unrealized (loss) gain on securities available-for-sale	(2,567)	(612)	1,481	(274)
Foreign currency translation adjustments	3,314	7,622	(874)	7,483

Total comprehensive income	$47,716	$51,099	$96,895	$108,158

12. SEGMENT INFORMATION

Beginning with the first quarter of 2008, the Company reorganized its businesses into four reportable operating segments as follows:

•	Loyalty Services, which includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon Marketing Services, which provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services;

•	Private Label Services, which includes transaction processing, customer care and collections services for the Company’s private label and other retail card programs; and

•	Private Label Credit, which includes risk management solutions, account origination and funding services for the Company’s private label and other retail card programs.

In addition, corporate and all other immaterial businesses will be reported collectively as an “all other” category labeled “Corporate/Other.” As discussed in Note 4, the Company’s merchant services and utility services business units have been classified as discontinued operations.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Elimination	Total
	(in thousands)
Three months ended June 30, 2008
Revenues	$200,027	$115,371	$95,801	$187,570	$1,613	$(93,172)	$507,210
Adjusted EBITDA(1)	53,398	26,449	29,979	63,617	(11,478)	—	161,965
Depreciation and amortization	8,099	18,917	2,225	2,841	2,288	—	34,370
Stock compensation expense	2,998	673	1,228	384	2,443	—	7,726
Merger and other costs(2)	—	2,638	640	—	2,414	—	5,692
Operating income	42,301	4,221	25,886	60,392	(18,623)	—	114,177
Interest expense, net	—	—	—	—	13,942	—	13,942
Income from continuing operations before income taxes	42,301	4,221	25,886	60,392	(32,565)	—	100,235

Three months ended June 30, 2007
Revenues	$153,228	$109,369	$91,546	$206,251	$10,183	$(88,757)	$481,820
Adjusted EBITDA(1)	32,295	23,595	24,621	89,360	(18,952)	—	150,919
Depreciation and amortization	6,035	18,425	2,165	2,789	2,928	—	32,342
Stock compensation expense	1,804	2,469	1,314	193	4,405	—	10,185
Merger and other costs(2)	—	—	—	—	6,171	—	6,171
Operating income	24,456	2,701	21,142	86,378	(32,456)	—	102,221
Interest expense, net	—	—	—	—	18,934	—	18,934
Income before income taxes	24,456	2,701	21,142	86,378	(51,390)	—	83,287

Six months ended June 30, 2008
Revenues	$371,833	$230,849	$190,350	$396,654	$2,071	$(185,297)	$1,006,460
Adjusted EBITDA(1)	94,295	50,092	56,813	150,710	(25,434)	—	326,476
Depreciation and amortization	16,665	38,059	4,499	5,632	4,464	—	69,319
Stock compensation expense	4,429	1,546	1,985	761	5,281	—	14,002
Merger and other costs(2)	—	2,638	1,435	—	5,290	—	9,363
Loss on the sale of assets	—	—	—	—	1,052	—	1,052
Operating income	73,201	7,849	48,894	144,317	(41,521)	—	232,740
Interest expense, net	—	—	—	—	31,045	—	31,045
Income from continuing operations before income taxes	73,201	7,849	48,894	144,317	(72,566)	—	201,695

Six months ended June 30, 2007
Revenues	$285,044	$207,951	$189,442	$426,067	$21,369	$(181,706)	$948,167
Adjusted EBITDA(1)	57,790	44,536	57,123	189,335	(37,978)	—	310,806
Depreciation and amortization	11,490	33,828	4,518	5,619	5,769	—	61,224
Stock compensation expense	3,726	4,505	2,658	395	9,335	—	20,619
Merger and other costs(2)	—	—	—	—	6,171	—	6,171
Operating income	42,575	6,202	49,948	183,321	(59,254)	—	222,792
Interest expense, net	—	—	—	—	34,734	—	34,734
Income before income taxes	42,575	6,202	49,948	183,321	(93,988)	—	188,058

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and other amortization

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

and amortization of purchased intangibles. Adjusted EBITDA is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as it is a primary performance metric by which senior management is evaluated.

(2)

Merger costs represent advisory, legal, accounting and other costs. Other costs represent compensation charges related to integration and cost savings initiatives and other non-routine costs associated with the disposition of non-core operations.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
	Carrying Value at June 30, 2008	Level 1	Level 2	Level 3
	(in thousands)
Government bonds(1)	$50,742	$50,742	$—	$—
Corporate bonds(1)	234,165	234,165	—	—
Other available-for-sale securities(2)	1,015	1,015	—	—
Residual interest in securitization trust(3)	127,214	—	127,214	—
Spread deposits(3)	134,081	—	—	134,081
Interest-only strip(3)	172,027	—	—	172,027

Total assets measured at fair value	$719,244	$285,922	$127,214	$306,108

(1)	Amounts are included in redemption settlement assets in our condensed consolidated balance sheet.
(2)	Amounts are included in other current and non-current assets in our condensed consolidated balance sheet.
(3)	Amounts are included in due from securitizations in our condensed consolidated balance sheet.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of June 30, 2008:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Spread Deposits	Interest Only Strip	Spread Deposits	Interest Only Strip
	(in thousands)
Balance as of the beginning of the period	$130,849	$167,030	$125,624	$154,735
Total (losses) gains (realized or unrealized)
Included in earnings	(1,307)	6,000	401	16,400
Included in other comprehensive income	—	(1,003)	—	892
Transfers in or out of Level 3	4,539	—	8,056	—

Balance as of June 30, 2008	$134,081	$172,027	$134,081	$172,027

(Losses) gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2008	$(1,307)	$6,000	$401	$16,400

Losses and gains included in earnings for both the spread deposits and the interest-only strip are included in securitization income and finance charges, net.

The following table provides the assets carried at fair value measured on a nonrecurring basis as of June 30, 2008:

		Fair Value Measurements Using
	Carrying Value at June 30, 2008	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Goodwill(1)	$—	$—	$—	$—	$26,185
Long-lived assets held for sale(2)	50,000	—	—	50,000	19,215

Total assets measured at fair value	$50,000	$—	$—	$50,000	$45,400

(1)

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, goodwill associated with our discontinued operations with a carrying amount of $26.2 million was written down to $0, resulting in an impairment charge of $26.2 million. Goodwill was included in our condensed consolidated balance sheets in “Assets held for sale” and the impairment charge was included in our loss from discontinued operations.

(2)

In accordance with Statement of Financial Accounting Standards No. 144, long-lived assets with a carrying amount of approximately $69.2 million were written down to reflect a fair value of $50.0 million, less costs to sell of approximately $2.5 million, resulting in a loss of $19.2 million, which was include in our loss from discontinued operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the audited consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2008, which re-issued certain items of the Company’s Annual Report on Form 10-K.

Year in Review Highlights

Our results for the first six months of 2008 included the following new and renewed agreements with significant clients and continued selective execution of our acquisition and disposition strategy:

•

In January 2008, we announced the signing of a multi-year agreement with Sharper Image Corporation to provide an integrated private label credit card program and provide permission-based email marketing services for Sharper Image.

•	In January 2008, we announced the launch with Dell Computer of Dell Credito Plus, a private label program developed exclusively for Dell’s Spanish speaking customers.

•	In February 2008, we announced that Century 21 Canada has signed a multi-year renewal agreement as a national sponsor in our AIR MILES Reward Program.

•	In February 2008, we announced that InterContinental Hotels Group has signed a multi-year renewal agreement as a sponsor in our AIR MILES Reward Program.

•	In March 2008, we announced the signing of a long-term agreement with specialty retailer Hot Topic, Inc. to provide private label credit card services for its Torrid-branded stores.

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

•	In April 2008, we announced that our private label credit card banking subsidiary, World Financial Network National Bank, completed the renewal of its $400.0 million conduit facility.

•

In April 2008, we announced that Citicorp Credit Services, Inc. has signed a multi-year expansion agreement for Epsilon to design and implement a customized database marketing and analytic platform, including a marketing datamart, campaign management engine, and analysis and reporting tool within Citi’s ThankYou® Network.

•	In April 2008, we announced the termination of the May 17, 2007, merger agreement providing for the acquisition of Alliance Data by affiliates of the Blackstone Group.

•

In April 2008, we announced that RONA Inc., a top-5 AIR MILES’ sponsor and Canadian distributor and retailer of hardware, home renovation and gardening products, has signed a multi-year renewal agreement as a national sponsor in our AIR MILES Reward Program.

•

In May 2008, we announced the signing of a multi-year contract extension with leading specialty retailer Dress Barn, Inc. to continue providing private label credit card services for their Dress Barn and Maurice’s-branded stores.

•

In May 2008, we signed a comprehensive long-term renewal and expansion agreement with BMO Bank of Montreal, as a sponsor in our AIR MILES Reward Program, pursuant to which BMO Bank of Montreal transferred to us the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by BMO Bank of Montreal as a sponsor.

•	In May 2008, we completed the sale of our merchant services business to Heartland Payments Systems, Inc.

•

In June 2008, we announced the signing of a multi-year renewal agreement with leading multi-channel home furnishings retailer Crate and Barrel to continue providing private label credit card services for its in-store, web and catalog sales channels.

•

In June 2008, we announced the signing of a multi-year extension agreement with Nestlé Purina PetCare Company for Epsilon to continue to host and manage Nestlé Purina’s multi-brand interactive marketing database platform.

•

In June 2008, we announced the signing of a long-term agreement with PD Financial Corporation to provide private label credit card services for its catalog and web channels when PD Financial launches its new brand identity, VENUE.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2007, except as follows:

Revenue Recognition — AIR MILES Reward Program

AIR MILES Reward Program. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received based on issuance is deferred. Management believes that there are a certain number of AIR MILES reward miles issued that will go unredeemed by the collector base, or breakage. Revenue is recognized for breakage over the estimated life of an AIR MILES reward mile. Management has historically estimated this amount as one-third of the miles issued.

Breakage is based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent data. Breakage is actively monitored by management and subject to external influences that may cause actual performance to differ from estimates.

In the second quarter 2008, we expanded and made certain contractual changes to our relationship with BMO Bank of Montreal, under which we assumed the responsibility for reserving the cost associated with the redemption of the AIR MILES reward miles issued by BMO Bank of Montreal. As a result of this transaction, management’s estimate of breakage was revised from one-third to 28 percent, as of June 1, 2008. Further information regarding our change in estimate is provided in Note 7 to our condensed consolidated financial statements.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA adjusted for the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit facilities and our senior note agreements. For the period ended June 30, 2008, senior debt to operating EBITDA was 1.6x compared to a maximum ratio of 2.75x permitted in our credit facilities and in our senior note agreements. Operating EBITDA to interest expense was 9.0x compared to a minimum ratio of 3.5x permitted in our credit facilities and 3.0x permitted in our senior note agreements. Debt to Operating EBITDA was 1.7x compared to a maximum ratio of 3.75x permitted in our credit facilities. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facilities and cash flows from operations are the two main sources of funding for our acquisition strategy and for our future capital needs and capital expenditures. As of June 30, 2008, we had borrowings of $630.0 million outstanding under the credit facilities, $500.0 million under our senior notes and had $183.0 million in unused borrowing capacity. We were in compliance with our covenants at June 30, 2008, and we expect to be in compliance with these covenants during the year ended December 31, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Income from continuing operations	$61,946	$51,535	$124,648	$116,250
Stock compensation expense	7,726	10,185	14,002	20,619
Provision for income taxes	38,289	31,752	77,047	71,808
Interest expense, net	13,942	18,934	31,045	34,734
Loss on the sale of assets	—	—	1,052	—
Merger and other costs(1)	5,692	6,171	9,363	6,171
Depreciation and other amortization	17,578	14,919	35,340	28,668
Amortization of purchased intangibles	16,792	17,423	33,979	32,556

Adjusted EBITDA	161,965	150,919	326,476	310,806
Change in deferred revenue(2)	373,158	73,612	350,926	86,670
Change in redemption settlement assets(2)	(365,640)	(11,391)	(356,023)	(28,021)

Operating EBITDA	$169,483	$213,140	$321,379	$369,455

Note: An increase in deferred revenue has a positive impact to operating EBITDA, while an increase in redemption settlement assets has a negative impact to operating EBITDA. Changes in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Changes in redemption settlement assets is also affected by the timing of receipts and transfers of cash.

(1)

Represents expenditures directly associated with the proposed merger of the Company with an affiliate of The Blackstone Group, compensation charges related to the departure of certain employees related to cost saving initiatives and other non-routine costs associated with the disposition of our non-core operations.

(2)	Increases to deferred revenue and redemption settlement assets in 2008 were impacted by the transaction completed with the BMO Bank of Montreal in the second quarter of 2008.

Results of Continuing Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three months ended June 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$200,027	$153,228	$46,799	30.5%
Epsilon Marketing Services	115,371	109,369	6,002	5.5
Private Label Services	95,801	91,546	4,255	4.6
Private Label Credit	187,570	206,251	(18,681)	(9.1)
Corporate/Other	1,613	10,183	(8,570)	(84.2)
Eliminations	(93,172)	(88,757)	(4,415)	5.0

Total	$507,210	$481,820	$25,390	5.3%

Adjusted EBITDA:
Loyalty Services	$53,398	$32,295	$21,103	65.3%
Epsilon Marketing Services	26,449	23,595	2,854	12.1
Private Label Services	29,979	24,621	5,358	21.8
Private Label Credit	63,617	89,360	(25,743)	(28.8)
Corporate/Other	(11,478)	(18,952)	7,474	(39.4)

Total	$161,965	$150,919	$11,046	7.3%

Stock compensation expense:
Loyalty Services	$2,998	$1,804	$1,194	66.2%
Epsilon Marketing Services	673	2,469	(1,796)	(72.7)
Private Label Services	1,228	1,314	(86)	(6.5)
Private Label Credit	384	193	191	99.0
Corporate/Other	2,443	4,405	(1,962)	(44.5)

Total	$7,726	$10,185	$(2,459)	(24.1)%

Depreciation and amortization:
Loyalty Services	$8,099	$6,035	$2,064	34.2%
Epsilon Marketing Services	18,917	18,425	492	2.7
Private Label Services	2,225	2,165	60	2.8
Private Label Credit	2,841	2,789	52	1.9
Corporate/Other	2,288	2,928	(640)	(21.9)

Total	$34,370	$32,342	$2,028	6.3%

Operating expenses(1):
Loyalty Services	$146,629	$120,933	$25,696	21.2%
Epsilon Marketing Services	88,922	85,774	3,148	3.7
Private Label Services	65,822	66,926	(1,104)	(1.6)
Private Label Credit	123,953	116,891	7,062	6.0
Corporate/Other	13,091	29,134	(16,043)	(55.1)
Eliminations	(93,172)	(88,757)	(4,415)	5.0

Total	$345,245	$330,901	$14,344	4.3%

Operating income:
Loyalty Services	$42,301	$24,456	$17,845	73.0%
Epsilon Marketing Services	4,221	2,701	1,520	56.3
Private Label Services	25,886	21,142	4,744	22.4
Private Label Credit	60,392	86,378	(25,986)	(30.1)
Corporate/Other	(18,623)	(32,456)	13,833	(42.6)

Total	$114,177	$102,221	$11,956	11.7%

Adjusted EBITDA margin(2):
Loyalty Services	26.7%	21.1%	5.6%
Epsilon Marketing Services	22.9	21.6	1.3
Private Label Services	31.3	26.9	4.4
Private Label Credit	33.9	43.3	(9.4)
Total	31.9%	31.3%	0.6%

Segment operating data:
Private label statements generated	30,845	33,748	(2,903)	(8.6)%
Credit sales	$1,863,821	$1,917,194	$(53,373)	(2.8)%
Average managed receivables	$3,831,367	$3,853,346	$(21,979)	(0.6)%
AIR MILES reward miles issued	1,139,923	1,036,083	103,840	10.0%
AIR MILES reward miles redeemed	786,259	673,923	112,336	16.7%

(1)	Operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, merger and other costs.
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

Revenue. Total revenue increased $25.4 million, or 5.3%, to $507.2 million for the three months ended June 30, 2008 from $481.8 million for the comparable period in 2007. The increase was due to the following:

•

Loyalty Services. Revenue increased $46.8 million, or 30.5%, to $200.0 million for the three months ended June 30, 2008. The growth in revenue for the period was driven by an increase in redemption revenue of $30.8 million related to a 16.7% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $6.8 million related to growth in issuances of AIR MILES reward miles as the program continues to benefit from the ramp up of new sponsors and the expanded commitment from existing sponsors, as well as a stronger Canadian dollar. Within these revenue increases, changes in the exchange rate of the Canadian dollar also had a $15.1 million positive impact on revenue for the AIR MILES Reward Program.

•

Epsilon Marketing Services. Revenue increased $6.0 million, or 5.5%, to $115.4 million for the three months ended June 30, 2008. Revenue attributable to our strategic database services increased $6.0 million primarily as a result of additional client signings.

•

Private Label Services. Revenue increased $4.3 million, or 4.6%, to $95.8 million for the three months ended June 30, 2008. Servicing revenue increased by $4.4 million as a decline in statements, primarily from the loss of the Lane Bryant Portfolio, was offset by higher pricing. In 2008, Private Label Services increased its charges to Private Label Credit due to the increased costs incurred by Private Label Services related to the ramp-up of the Company’s collections and client services teams in 2007. Revenue attributable to our marketing programs decreased slightly by $0.1 million.

•

Private Label Credit. Revenue decreased $18.7 million, or 9.1%, to $187.6 million for the three months ended June 30, 2008. The decline was primarily due to a 15.8% decrease in securitization income and finance charges, net of $26.0 million, caused primarily by the loss of the Lane Bryant portfolio. A decline in the costs of funds was able to offset a portion of the increase in credit losses, and the sale of certain of our restricted shares of MasterCard Incorporated class B stock offset the year over year decline in the gain of the interest-only strip.

•

Corporate/Other. Revenue decreased $8.6 million, or 84.2%, to $1.6 million, primarily as a result of the sale of our Mail Services division, which generated $9.7 million in revenue for the three months ended June 30, 2007 but was sold in November 2007.

Operating Expenses. Total operating expenses, excluding depreciation, amortization, stock compensation expense, loss on sale of assets, merger and other costs increased $14.3 million, or 4.3%, to $345.2 million during the three months ended June 30, 2008 from $330.9 million during the comparable period in 2007. Total adjusted EBITDA margin increased to 31.9% for the three months ended June 30, 2008 from 31.3% for the comparable period in 2007. The increase in operating expenses and adjusted EBITDA margins is due to the following:

•

Loyalty Services. Operating expenses, as defined, increased $25.7 million, or 21.2%, to $146.6 million for the three months ended June 30, 2008. The increase in operating expenses was primarily driven by the growth in our AIR MILES reward miles redemptions which resulted in an increase of $22.2 million in cost of sales for the products redeemed. Within these operating expense increases, changes in the exchange rate of the Canadian dollar increased operating expenses by approximately $11.3 million. Adjusted EBITDA margin increased to 26.7% for the three months ended June 30, 2008 as compared to 21.1% in the comparable period. The increase in adjusted EBITDA margin was as a result of strong revenue growth combined with a lower cost structure achieved through increased operating leverage.

•

Epsilon Marketing Services. Operating expenses, as defined, increased $3.1 million, or 3.7%, to $88.9 million for the three months ended June 30, 2008. The increase in operating expenses was primarily attributable to an increase in salaries and benefits associated with the overall growth of the business. Adjusted EBITDA margin increased to 22.9% for the three months ended June 30, 2008 as compared to 21.6% in the comparable period. Our adjusted EBITDA margin was positively impacted by the margin in our strategic database services division, where the growth in revenue was greater than the growth in related expenses.

•

Private Label Services. Operating expenses, as defined, decreased slightly by $1.1 million, or 1.6%, to $65.8 million for the three months ended June 30, 2008. Adjusted EBITDA margin increased to 31.3% for the three months ended June 30, 2008 as compared to 26.9% in the comparable period in 2007. Our adjusted EBITDA margin was positively impacted by the increases in revenue previously described.

•

Private Label Credit. Operating expenses, as defined, increased $7.1 million, or 6.0%, to $124.0 million for the three months ended June 30, 2008. The increase in operating expenses was primarily due to higher servicing costs charged by our Private Label Service segment as well as higher marketing expenses for our clients. Adjusted EBITDA margin decreased to 33.9% for the three months ended June 30, 2008 as compared to 43.3% in the comparable period. Our adjusted EBITDA margin was negatively impacted by the decline in revenue and increase in operating expenses previously described.

•

Corporate/Other. Operating expenses, as defined, decreased $16.0 million, or 55.1%, to $13.1 million for the three months ended June 30, 2008. This decline was primarily an impact of the sale of our Mail Services division in November 2007, as this division generated $12.1 million in operating expenses for the three months ended June 30, 2007. Corporate operating expenses were positively impacted by a reduction in benefit costs and payroll expenses resulting from staff reductions made in the third and fourth quarters of 2007.

•

Stock compensation expense. Stock compensation expense decreased $2.5 million, or 24.1%, to $7.7 million for the three months ended June 30, 2008. The decrease was due to a combination of factors, which included, the impact of certain awards which had fully amortized prior to June 30, 2008 and the reversal of stock compensation for those awards no longer expected to vest. With the termination of the Merger, we issued to our employees equity awards comprised of restricted stock units, which cover a multi-year period and were larger than in prior years. These awards were issued in the second quarter of 2008 and offset in part the decrease in expense.

•

Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 6.3%, to $34.4 million for the three months ended June 30, 2008 primarily due to a $0.6 million decrease in the amortization of purchased intangibles, a result of certain fully amortized assets in the period, and an increase of $2.6 million in depreciation and other amortization, due to the higher level of capital expenditures in 2007.

•

Merger and other costs. Merger and other costs were $5.7 million for the three months ended June 30, 2008. Costs associated with the proposed merger were approximately $2.8 million and included legal, accounting costs and other costs. Although the Merger Agreement was terminated in April 2008, we will expect to incur additional legal costs associated with the termination of the agreement. In addition, we incurred $2.9 million in compensation charges related to the severance of certain employees and other non-routine costs associated with our disposition of businesses.

Operating Income. Operating income increased $12.0 million, or 11.7%, to $114.2 million for the three months ended June 30, 2008 from $102.2 million for the comparable period in 2007. Operating income increased due to the revenue and expense factors discussed above.

Interest Income. Interest income increased $1.3 million, or 63.1%, to $3.3 million for the three months ended June 30, 2008 from $2.0 million for the comparable period in 2007 due to higher average balances of our short-term cash investments, which was offset somewhat by a decrease in the yield earned on those short-term cash investments.

Interest Expense. Interest expense decreased $3.7 million, or 17.8%, to $17.2 million for the three months ended June 30, 2008 from $20.9 million for the comparable period in 2007. Interest expense on core debt, which includes the credit facilities and senior notes, decreased $4.4 million primarily due to lower interest rates. Interest on certificates of deposit remained relatively flat increasing by $0.1 million as higher average balances as of June 30, 2008 as compared to June 30, 2007 were offset by lower interest rates. Interest on our capital leases and other debt increased approximately $0.6 million as a result of additional capital leases entered into during 2008.

Taxes. Income tax expense increased $6.5 million to $38.3 million for the three months ended June 30, 2008 from $31.8 million for the comparable period in 2007, due to a increase in taxable income. Our effective tax rate remained relatively flat at 38.2% and 38.1% for the three months ended June 30, 2008 and 2007, respectively.

Discontinued Operations

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our condensed consolidated financial statements.

On an after tax basis, losses from discontinued operations increased $7.5 million to $15.0 million for the three months ended June 30, 2008. The increase in losses was a result of certain customer penalties within our utility services business. In addition, we completed the sale of our merchant services business on May 30, 2008. As a result of the sale, we recorded a pre-tax gain of $29.4 million, which was offset by a $30.4 million pre-tax impairment charge associated with the write-down of long-lived assets associated with the utility services business to estimated fair value less costs to sell.

On July 11, 2008, we entered into a definitive agreement with VTX Holdings Limited, and its subsidiaries, Vertex U.S. Holdings II Inc. and Vertex Canada Holdings II Limited, to sell the majority of our utility services business (excluding certain retained assets and liabilities) for approximately $50.0 million in cash, subject to certain adjustments. The sale was completed July 25, 2008. We still retain one disposal group associated with our utility services business and are currently exploring its potential sale, which is expected to be completed by March 2009.

Results of Continuing Operations

Six months ended June 30, 2008 compared to the three months ended June 30, 2007

	Six months ended June 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$371,833	$285,044	$86,789	30.4%
Epsilon Marketing Services	230,849	207,951	22,898	11.0
Private Label Services	190,350	189,442	908	0.5
Private Label Credit	396,654	426,067	(29,413)	(6.9)
Corporate/Other	2,071	21,369	(19,298)	(90.3)
Eliminations	(185,297)	(181,706)	(3,591)	2.0

Total	$1,006,460	$948,167	$58,293	6.1%

Adjusted EBITDA:
Loyalty Services	$94,295	$57,790	$36,505	63.2%
Epsilon Marketing Services	50,092	44,536	5,556	12.5
Private Label Services	56,813	57,123	(310)	(0.5)
Private Label Credit	150,710	189,335	(38,625)	(20.4)
Corporate/Other	(25,434)	(37,978)	12,544	(33.0)

Total	$326,476	$310,806	$15,670	5.0%

Stock compensation expense:
Loyalty Services	$4,429	$3,726	$703	18.9%
Epsilon Marketing Services	1,546	4,505	(2,959)	(65.7)
Private Label Services	1,985	2,658	(673)	(25.3)
Private Label Credit	761	395	366	92.7
Corporate/Other	5,281	9,335	(4,054)	(43.4)

Total	$14,002	$20,619	$(6,617)	(32.1)%

Depreciation and amortization:
Loyalty Services	$16,665	$11,490	$5,175	45.0%
Epsilon Marketing Services	38,059	33,828	4,231	12.5
Private Label Services	4,499	4,518	(19)	(0.4)
Private Label Credit	5,632	5,619	13	0.2
Corporate/Other	4,464	5,769	(1,305)	(22.6)

Total	$69,319	$61,224	$8,095	13.2%

Operating expenses(1):
Loyalty Services	$277,538	$227,254	$50,284	22.1%
Epsilon Marketing Services	180,757	163,415	17,342	10.6
Private Label Services	133,537	132,319	1,218	0.9
Private Label Credit	245,944	236,732	9,212	3.9
Corporate/Other	27,505	59,347	(31,842)	(53.7)
Eliminations	(185,297)	(181,706)	(3,591)	2.0

Total	$679,984	$637,361	$42,623	6.7%

Operating income:
Loyalty Services	$73,201	$42,575	$30,626	71.9%
Epsilon Marketing Services	7,849	6,202	1,647	26.6
Private Label Services	48,894	49,948	(1,054)	(2.1)
Private Label Credit	144,317	183,321	(39,004)	(21.3)
Corporate/Other	(41,521)	(59,254)	17,733	(29.9)

Total	$232,740	$222,792	$9,948	4.5%

Adjusted EBITDA margin(2):
Loyalty Services	25.4%	20.3%	5.1%
Epsilon Marketing Services	21.7	21.4	0.3
Private Label Services	29.8	30.2	(0.4)
Private Label Credit	38.0	44.4	(6.4)
Total	32.4%	32.8%	(0.4)%

Segment operating data:
Private label statements generated	62,635	68,173	(5,538)	(8.1)%
Credit sales	$3,401,905	$3,503,649	$(101,744)	(2.9)%
Average managed receivables	$3,869,089	$3,884,768	$(15,679)	(0.4)%
AIR MILES reward miles issued	2,162,886	1,978,189	184,697	9.3%
AIR MILES reward miles redeemed	1,487,924	1,318,252	169,672	12.9%

(1)	Operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, merger and other costs.
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

Revenue. Total revenue increased $58.3 million, or 6.1%, to $1,006.5 million for the six months ended June 30, 2008 from $948.2 million for the comparable period in 2007. The increase was due to the following:

•

Loyalty Services. Revenue increased $86.8 million, or 30.4%, to $371.8 million for the six months ended June 30, 2008. The growth in revenue for the period was driven by an increase in redemption revenue of $57.0 million related to an 12.9% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $15.3 million related to growth in issuances of AIR MILES reward miles as the program continues to benefit from the ramp up of new sponsors and the expanded commitment from existing sponsors. Within these revenue increases, changes in the exchange rate of the Canadian dollar also had a $39.5 million positive impact on revenue for the AIR MILES Reward Program.

•

Epsilon Marketing Services. Revenue increased $22.9 million, or 11.0%, to $230.8 million for the six months ended June 30, 2008. Revenue attributable to our strategic database services increased $15.8 million primarily as a result of additional client signings. Growth within Epsilon Interactive and Abacus, of $3.2 million and $7.5 million, respectively, was partially offset by declines in revenue of certain data products, such as our new mover data base and consumer survey products.

•

Private Label Services. Revenue increased $0.9 million, or 0.5%, to $190.4 million for the six months ended June 30, 2008. Servicing revenue increased $3.6 million, as the volume decline in statements from the loss of the Lane Bryant Portfolio was offset by higher pricing. Additionally, revenue attributable to our marketing programs decreased $2.7 million primarily due to the non-renewal of an expiring contract with an existing client.

•

Private Label Credit. Revenue decreased $29.4 million, or 6.9%, to $396.7 million for the six months ended June 30, 2008. The decline was primarily due to a 10.5% decrease in securitization income and finance charges, net of $36.1 million, caused primarily by the loss of the Lane Bryant portfolio. A decline in the costs of funds was able to offset a portion of the increase in credit losses, and the sale of certain restricted shares of MasterCard Incorporated class B stock offset the year over year decline in the gain of the interest-only strip.

•

Corporate/Other. Revenue decreased $19.3 million, or 90.3%, to $2.1 million, primarily as a result of the sale of our Mail Services division, which generated $20.5 million in revenue for the six months ended June 30, 2007 but was sold in November 2007.

Operating Expenses. Total operating expenses, excluding depreciation, amortization, stock compensation expense, loss on sale of assets, merger and other costs increased $42.6 million, or 6.7%, to $680.0 million during the six months ended June 30, 2008 from $637.4 million during the comparable period in 2007. Total adjusted EBITDA margin decreased to 32.4% for the six months ended June 30, 2008 from 32.8% for the comparable period in 2007. The increase in operating expenses and decrease in adjusted EBITDA margins is due to the following:

•

Loyalty Services. Operating expenses, as defined, increased $50.3 million, or 22.1%, to $277.5 million for the six months ended June 30, 2008. The increase in operating expenses was primarily driven by the growth in our AIR MILES reward miles redemptions which resulted in increased cost of sales for the products redeemed. Within these operating expense increases, changes in the exchange rate of the Canadian dollar increased operating expenses by $29.3 million. Adjusted EBITDA margin increased to 25.4% for the six months ended June 30, 2008 as compared to 20.3% in the comparable period. The increase in adjusted EBITDA margin resulted from strong revenue growth combined with a lower cost structure achieved through increased operating leverage.

•

Epsilon Marketing Services. Operating expenses, as defined, increased $17.3 million, or 10.6%, to $180.8 million for the six months ended June 30, 2008. The increase in operating expenses was primarily attributable to an increase in salaries and benefits associated with the overall growth of the business as well as the acquisition of Abacus in February 2007. Adjusted EBITDA margin increased to

21.7% for the six months ended June 30, 2008 as compared to 21.4% in the comparable period. Our adjusted EBITDA margin was positively impacted by the margin in our strategic database service division, where the growth in revenue outpaced growth in attributable expenses.

•

Private Label Services. Operating expenses, as defined, increased $1.2 million, or 0.9%, to $133.5 million for the six months ended June 30, 2008. The increase in operating expenses was primarily due to an increase in salary expense for additional staffing in our call centers and customer relationship areas and higher credit bureau costs. This was partially offset by a decline in certain expenses associated with lower volumes. Adjusted EBITDA margin decreased to 29.8% for the six months ended June 30, 2008 as compared to 30.2% in the comparable period in 2007. Our adjusted EBITDA margin was negatively impacted by the increase in operating expenses as previously described, while revenue remained relatively flat.

•

Private Label Credit. Operating expenses, as defined, increased $9.2 million, or 3.9%, to $245.9 million for the six months ended June 30, 2008. The increase in operating expenses was primarily driven by higher servicing costs charged by our Private Label Service segment as well as higher marketing expenses for our clients. Adjusted EBITDA margin decreased to 38.0% for the six months ended June 30, 2008 as compared to 44.4% in the comparable period. Our adjusted EBITDA margin was negatively impacted by the decline in revenue and increase in operating expenses as previously described.

•

Corporate/Other. Operating expenses, as defined, decreased $31.8 million, or 53.7%, to $27.5 million for the six months ended June 30, 2008. This decline was primarily due to the impact of the sale of our Mail Services division in November 2007, as this division generated $23.8 million in operating expenses for the six months ended June 30, 2007. Corporate operating expenses were positively impacted by a reduction in benefit costs and payroll expenses resulting from staff reductions made in the third and fourth quarters of 2007.

•

Stock compensation expense. Stock compensation expense decreased $6.6 million, or 32.1%, to $14.0 million for the six months ended June 30, 2008. The decrease was due to a combination of factors, which included the impact of certain awards which had fully amortized prior to June 30, 2008 and the true-up of certain estimates for forfeitures which reduced stock compensation and the reversal of stock compensation for those awards no longer expected to vest. With the termination of the Merger, the Company issued to its employees equity awards comprised of restricted stock units which cover a multi-year period, and were larger than in prior years. These awards were issued in the second quarter of 2008, which offset in part the decrease in expense.

•

Depreciation and Amortization. Depreciation and amortization increased $8.1 million, or 13.2%, to $69.3 million for the six months ended June 30, 2008 primarily due to a $1.4 million increase in the amortization of purchased intangibles related to the acquisition of Abacus, and an increase of $6.7 million in depreciation and other amortization, in part related to our recent acquisitions and capital expenditures.

•

Merger and other costs. Merger and other costs were $9.4 million for the six months ended June 30, 2008. Costs associated with the proposed merger were approximately $4.4 million and included advisory fees, legal and accounting costs. Although the Merger Agreement was terminated in April 2008, we will expect to incur additional legal costs associated with the termination of the agreement. In addition, we incurred $5.0 million in compensation charges related to the severance of certain employees and other non-routine costs associated with our disposition of businesses.

•

Loss on the sale of assets. In March 2008, we incurred an additional loss of $1.1 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business.

Operating Income. Operating income increased $9.9 million, or 4.5%, to $232.7 million for the six months ended June 30, 2008 from $222.8 million for the comparable period in 2007. Operating income increased due to the revenue and expense factors discussed above.

Interest Income. Interest income increased $1.0 million, or 20.8%, to $5.8 million for the six months ended June 30, 2008 from $4.8 million for the comparable period in 2007, due to higher average balances of our short-term cash investments, offset in part due to a decrease in the yield earned on those short-term cash investments.

Interest Expense. Interest expense decreased $2.7 million, or 6.8%, to $36.8 million for the six months ended June 30, 2008 from $39.5 million for the comparable period in 2007. Interest expense on core debt, which includes the credit facilities and senior notes, decreased $5.3 million as a result of lower interest rates. Interest on certificates of deposit increased $0.9 million primarily as a result of higher year to date average balances as of June 30, 2008 as compared to June 30, 2007. Interest on our capital leases and other debt increased approximately $1.7 million as a result of additional capital leases entered into during 2008.

Taxes. Income tax expense increased $5.2 million to $77.0 million for the six months ended June 30, 2008 from $71.8 million for the comparable period in 2007, due to an increase in taxable income. Our effective tax rate remained flat at 38.2% for the six months ended June 30, 2008 and 2007, respectively.

Discontinued Operations.

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our condensed consolidated financial statements.

On an after tax basis, losses from discontinued operations increased $13.1 million to $28.4 million for the six months ended June 30, 2008. The increase in losses was a result of certain customer penalties within our utility service business. In addition, we completed the sale of our merchant services business on May 30, 2008. As a result of the sale, we recorded a pre-tax gain of $29.4 million, which was offset a $45.4 million pre-tax impairment charge associated with the write-down of long-lived assets associated with the utility services business to estimated fair value less costs to sell.

On July 11, 2008, we entered into a definitive agreement with VTX Holdings Limited, and its subsidiaries, Vertex U.S. Holdings II Inc. and Vertex Canada Holdings II Limited, to sell the majority of our utility services business (excluding certain retained assets and liabilities) for approximately $50.0 million in cash, subject to certain adjustments. The sale was completed July 25, 2008. We still retain one disposal group associated with our utility services business and are currently exploring its potential sale, which is expected to be completed by March 2009.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At June 30, 2008, 60.9% of our managed accounts with balances and 60.5% of managed receivables were for accounts with origination dates greater than 24 months old. At June 30, 2007, 59.9% of managed accounts with balances and 58.5% of receivables were for managed accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	June 30, 2008	% of total	December 31, 2007	% of total
	(dollars in thousands)
Receivables outstanding	$3,886,889	100%	$4,157,287	100%
Receivables balances contractually delinquent:
31 to 60 days	65,695	1.7%	70,512	1.7%
61 to 90 days	46,264	1.2	48,755	1.2
91 or more days	93,507	2.4	101,928	2.4

Total	$205,466	5.3%	$221,195	5.3%

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Average managed receivables	$3,831,367	$3,853,346	$3,869,089	$3,884,768
Net charge-offs	64,177	51,293	131,858	109,104
Net charge-offs as a percentage of average managed receivables (annualized)	6.7%	5.3%	6.8%	5.6%

Our public securitization master trust is utilized for the majority of our funding and represents the most mature and stable segment of our private label credit card account portfolio. The following table presents our net charge-offs for the periods indicated for the receivables in our public securitization master trust.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Average managed receivables	$3,136,599	$3,231,820	$3,135,565	$3,232,744
Net charge-offs	48,447	39,677	98,831	84,916
Net charge-offs as a percentage of average managed receivables (annualized)	6.2%	4.9%	6.3%	5.3%

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

	Six months ended June 30,
	2008	2007
	(in thousands)
Cash provided by operating activities before change in merchant settlement activity	$524,564	$112,235
Proceeds from the sale of credit card portfolios to the securitization trusts	91,910	—
Net change in merchant settlement activity	(84,232)	35,400

Cash provided by operating activities	$532,242	$147,635

We generated cash flow from operating activities before changes in merchant settlement activity of $524.6 million for the six months ended June 30, 2008 as compared to $112.2 million for the comparable period in 2007. The increase in operating cash flows before changes in proceeds from the sale of credit card portfolios and merchant settlement activity was primarily related to an increase in deferred revenue. In May 2008, we changed the contractual terms with BMO Bank of Montreal, such that we would assume their liability for the cost of redemptions for their outstanding AIR MILES reward miles, for which received $369.9 million in cash. These amounts were deferred with the cash placed in our redemption settlement asset account.

In connection with the sale of our merchant services business to Heartland Payment Systems, Inc., our private label credit card banking subsidiary, World Financial Network National Bank entered into an interim transition services agreement, for a period of nine months to provide card processing and certain services to its merchants, including receipt of funds from the card associations and settlement with Heartland. Merchant settlement activity is driven by the number of days of float at the end of the period. For these purposes, “float” means the difference between the number of days we hold cash before remitting the cash to our merchants and the number of days the card associations hold cash before remitting the cash to us. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash used by investing activities was $290.0 million for the six months ended June 30, 2008 compared to cash used by investing activities of $394.9 million for the comparable period in 2007. Significant components of investing activities are as follows:

•

Acquisitions/Dispositions. Cash outlays, net of cash received, for acquisitions for the six months ended June 30, 2007 was $438.0 million, relating primarily to the acquisition of Abacus. No acquisitions have been made during 2008. For the six months ended June 30, 2008, we received approximately $90.3 million in proceeds from the sale of our merchant services business.

•

Redemption Settlement Assets. We invested cash flows for redemption settlement assets of $370.9 million for the six months ended June 30, 2008 as compared to $5.9 million in the comparable period in 2007. In connection with the transaction with BMO Bank of Montreal, we received $369.9 million to assume their liability for the redemption of outstanding AIR MILES reward miles issued by BMO which we placed in our redemption settlement asset account.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of June 30, 2008, we had over $3.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization and credit card receivable activity provided cash flows of $9.0 million for the six months ended June 30, 2008 as compared to cash flow of $105.3 million for the comparable period in 2007. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2008 were $28.5 million compared to $47.5 million for the comparable period in 2007. In 2007, we completed certain office relocations and system conversions, and as a result, in 2008, we anticipate that capital expenditures will continue to decrease to approximately 3% of annual revenues.

Financing Activities. Cash used by financing activities was $294.5 million for the six months ended June 30, 2008 as compared to cash provided by financing of $208.4 million for the comparable period in 2007. Our financing activities during the six months ended June 30, 2008 relate primarily to borrowings and repayments of debt, proceeds from certain sales-lease back transactions and the repurchases of our common stock.

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

As of June 30, 2008, the WFN Trusts had over $3.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and by the performance of the private label credit cards in the securitization trust. During the period from November to January, the WFN Trusts are required to maintain a credit enhancement level of between 6% and 10% of securitized credit card receivables. Certain of the WFN Trusts are required to maintain a level of between 4% and 9% for the remainder of the year.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 3.3% to 5.7%. As of June 30, 2008, we had $264.8 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities. In June 2008, we, as Borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as Guarantors, entered into a second amendment to the revolving credit facility and a fourth amendment to the bridge loan facility.

Both the second amendment and the fourth amendment amend certain defined terms and negative covenants regarding our ability, and in certain instances, our subsidiaries’ ability, to create liens, repurchase stock and make investments. The amendments also replaced the financial covenant establishing a maximum ratio of Total Capitalization with a financial covenant establishing a maximum ratio of Total Leverage.

In June 2008, we, as Borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as Guarantors, entered into a Credit Agreement with Wachovia Bank, National Association, as Administrative Agent. The Wachovia facility, which provided for loans to the Company in a maximum amount of $150.0 million. At the closing of the Wachovia facility, we borrowed $150.0 million under the Wachovia facility to fund our obligations with respect to share repurchases under an accelerated stock repurchase agreement. The Wachovia facility is unsecured. The loans under the Wachovia facility were scheduled to mature September 18, 2008 and were paid in full with a portion of the net proceeds from the issuance of our Convertible Notes and the Wachovia facility was terminated effective July 29, 2008.

On June 30, 2008, we made a required $25.0 million principal payment on our bridge loan facility. The bridge loan facility was repaid in full with a portion of the net proceeds from the issuance of our Convertible Notes and terminated according to its terms effective July 29, 2008.

At June 30, 2008, we had borrowings of $630.0 million outstanding under our credit facilities (with a weighted average interest rate of 3.5%), $2.0 million in letters of credit outstanding, and we had available unused borrowing capacity of approximately $183.0 million. These credit facilities limit our aggregate outstanding letters of credit to $50.0 million.

In July 2008, we exercised the $210.0 million accordion feature of our revolving credit facility, which allowed us to increase our existing $540.0 million unsecured line of credit to a $750.0 million unsecured line of credit.

We utilize our credit facilities and excess cash flows from operations to support our acquisition strategy and to fund working capital, capital expenditures and share repurchases. We were in compliance with the covenants under our credit facilities at June 30, 2008.

Convertible Senior Notes. We issued $700.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Notes”). We have also granted to the initial purchasers of the Convertible Notes an option to purchase up to an additional $105.0 million aggregate principal amount of the Convertible Notes solely to cover over-allotments, if any, which was exercised in full on August 4, 2008. Holders of the Convertible Notes will have the right to require us to repurchase for cash all or some of their Convertible Notes upon the occurrence of certain events.

The Convertible Notes are governed by an indenture dated July 29, 2008 between us and the Bank of New York Mellon Trust Company, National Association, trustee. Pursuant to the indenture, the Convertible Notes are general unsecured senior obligations, and pay interest semi-annually in arrears at a rate of 1.75% per annum on February 1 and August 1 of each year beginning February 1, 2009, are convertible during certain periods and under certain circumstances and, subject to earlier repurchase by us or conversion, will mature on August 1, 2013. We may not redeem the Convertible Notes, prior to their maturity date. Upon conversion, holders of the Convertible Notes will receive, at the election of the Company, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate at such time. The Convertible Notes have an initial conversion rate of 12.7392 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of $78.50 per share), representing an initial conversion premium of approximately 22.5% above the closing price of $64.08 per share of our common stock on July 23, 2008.

Concurrently with the pricing of the Convertible Notes, on July 23, 2008, we entered into convertible note hedge transactions with respect to our common stock (the “Convertible Note Hedges”) with J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch and Bank of America, N.A., affiliates of two of the initial purchasers (collectively, the “Hedge Counterparties”). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 8.9 million shares of our common stock at an initial strike price equal to the initial conversion price of the Convertible Notes.

Separately but also concurrently with the pricing of the Convertible Notes, on July 23, 2008, we entered into warrant transactions (the “Warrants”) whereby we sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 8.9 million shares of our common stock at an initial strike price of $112.14. The cost of the Convertible Note Hedges, taking into account the proceeds from the sale of the Warrants, was $93.6 million.

In August 2008, we issued an additional $105.0 million aggregate principal amount of our Convertible Notes to cover over-allotments. Following the exercise of the over-allotment in full, the Convertible Note Hedges, which were subject to an automatic pro-rata increase upon exercise of the over-allotment, cover, subject to customary anti-dilution adjustments, approximately 1.3 million additional shares of our common stock. The Warrants were also amended with each of the Hedge Counterparties to permit them to acquire, subject to customary anti-dilution adjustments, up to approximately 1.3 million additional shares of our common stock. The amended Warrants will be exercisable and will expire in 79 equal tranches of 64,094 Warrants and an 80th tranche of 64,102 Warrants with respect to each of the Hedge Counterparties beginning on October 30, 2013 and continuing on each business day through February 25, 2014. The cost of the additional Convertible Note Hedges, taking into account the proceeds from the sale of the additional Warrants, related to the exercise of the over-allotment was $14.0 million.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations” and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Both statements are required to be adopted for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161,”Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the provisions of SFAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. We are currently assessing the impact of adopting FSP No. 142-3 on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB No. 14-1”). FSP APB No. 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion

(including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. With the issuance of the Convertible Notes, FSP APB No. 14-1 will have an impact to our financial statements beginning January 1, 2009. We are currently assessing the impact that adopting FSP APB 14-1 will have on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s own stock, (“EITF No. 07-05”). EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. We are currently assessing the impact that adopting EITF No. 07-05 will have on our consolidated financial statements.

Recently, the FASB has been considering substantial revisions to Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140) and Financial Accounting Standards Board Interpretation No. 46(R) (“FIN No. 46(R)”). The proposed amendments would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No. 140. Currently, a portion of the credit card receivables originated by World Financial Network National Bank and ultimately sold to the WFN Trusts, which are QSPEs, as part of our securitization program is not consolidated on the balance sheet of World Financial Network National Bank or any of its affiliates, including the Company. While the proposed amendments to SFAS No. 140 and FIN No. 46(R) have not yet been released in Exposure Drafts and subject to an expected 60- day public comment period, the amendments if adopted as proposed may have a significant impact on our consolidated financial statements as we may lose sales treatment for assets previously sold to the WFN Trusts as well as for future securitizations, which could result in all or some portion of the receivables being consolidated on the balance sheet of World Financial Network National Bank or its affiliates, including the Company.

It is not clear whether the proposed amendments to SFAS No. 140 and FIN No. 46(R) ultimately will be adopted by the FASB and if adopted what form they will take, how they will be implemented, how regulatory authorities will respond or how our bank subsidiaries or we may be affected. It is possible that these revisions will have an adverse impact on us and our bank subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2007 related to our exposure to market risk from off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures

Evaluation

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2007 did not include the internal controls of Abacus, because of the timing of the acquisition, which was completed in February 2007. As of December 31, 2007, this entity represented approximately $404.7 million of total assets, $112.2 million of revenues and $9.7 million of net income for the year then ended. During the second quarter of 2008, we completed the process of implementing an automated billing system for our Abacus division.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of each Quarterly Report on Form 10-Q subsequent to our most recent Annual Report on Form 10-K.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. These risks, uncertainties and assumptions include those made with respect to and any developments related to the termination of the proposed merger with an affiliate of The Blackstone Group, including risks and uncertainties arising from actions that the respective parties to the merger agreement may take in connection therewith. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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

On August 14, 2007, class plaintiffs filed a Second Amended Petition, in which they withdrew all prior claims but added a claim for an equitable award of attorney’s fees. Similar to Levy, class plaintiffs allege that their lawsuits caused the Company to issue the Proxy Supplement, and that the supplement constituted a benefit to the Company, its directors and stockholders for which class plaintiffs’ attorneys should be compensated. In mid-December 2007, the parties reached a tentative settlement wherein the Company agreed to pay class plaintiffs’ counsel $380,000 as consideration for their contribution to the issuance of the Proxy Supplement. The parties entered into a Stipulation of Settlement on May 21, 2008, which the Court overseeing those claims preliminarily approved on May 22, 2008. Pursuant to the Stipulation of Settlement, we mailed a Notice of Proposed Settlement of Class Action to all persons or entities who could be identified through reasonable efforts who were record or beneficial holders of our common stock at any time during the period from, and including, May 17, 2007 through August 14, 2007. Also pursuant to the Stipulation of Settlement, we issued a press release announcing the proposed class action settlement on June 13, 2008. No stockholders filed an objection to the proposed settlement. The Court entered a Final Order and Judgment approving the class action settlement at a fairness hearing held July 28, 2008.

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

Pursuant to the Merger Agreement, if we terminate the Merger Agreement as a result of Parent’s or Merger Sub’s breach or failure to perform that causes specified closing conditions not to be satisfied, Parent is required to pay, or cause to be paid, to us a fee of $170.0 million (the “Business Interruption Fee”). Blackstone Capital Partners V L.P. (“BCP V”) provided a limited guarantee pursuant to which, among other things, BCP V guarantees payment of the Business Interruption Fee and up to $3.0 million of other amounts for which the Blackstone Entities are liable under the Merger Agreement. We have demanded that Parent pay the Business Interruption Fee, and commenced litigation on April 18, 2008 seeking full and timely payment of this fee by BCP V, as guarantor of the fee, in the New York State Supreme Court (the “New York action”).

On April 21, 2008, the Blackstone Entities filed an action for declaratory judgment in the Delaware Court of Chancery against us seeking an order declaring that, among other things, the Blackstone Entities are not in breach of the Merger Agreement and that they are not obligated to pay the Business Interruption Fee (the “Delaware declaratory judgment action”).

On May 30, 2008, we filed a breach of contract in the Delaware Court of Chancery against BCP V, Parent and Merger Sub seeking payment of the Business Interruption Fee (the “Delaware contract action”).

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. We filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. Pursuant to an agreed-to briefing schedule, our opposition brief is due on or before August 13, 2008, and defendants’ reply brief is due within 14 days after the opposition brief is filed.

In addition, from time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Proposed changes to accounting standards could have a significant impact on the Company, the WFN Trusts or our bank subsidiaries.

Recently, the Financial Accounting Standards Board (FASB) has been considering substantial revisions to Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140) and Financial Accounting Standards Board Interpretation No. 46(R) (FIN No. 46(R)). The proposed amendments would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No. 140. Currently, a portion of the credit card receivables originated by World Financial Network National Bank and ultimately sold to the WFN Trusts, which are QSPEs, as part of our securitization program is not consolidated on the balance sheet of World Financial Network National Bank or any of its affiliates, including the Company. One current consequence of this accounting treatment is that neither World Financial Network National Bank nor any of its affiliates, including the Company, are required to include this portion of the receivables as an asset when calculating the bank’s minimum regulatory capital ratios or allowances for loan losses. While the proposed amendments to SFAS No. 140 and FIN No. 46(R) have not yet been released in Exposure Drafts and subject to a 60 day public comment period, the amendments if adopted as proposed may have a significant impact on the Company’s consolidated financial statements as the Company may lose sales treatment for assets previously sold to the WFN Trusts as well as for future securitizations, which could result in all or some portion of the receivables being consolidated on the balance sheet of World Financial Network National Bank or its affiliates, including the Company.

It is not clear whether the proposed amendments to SFAS No. 140 and FIN No. 46(R) ultimately will be adopted by the FASB and if adopted what form they will take, how they will be implemented, how regulatory authorities will respond or how our bank subsidiaries or the Company may be affected. It is possible that these revisions will have an adverse impact on our bank subsidiaries or the Company.

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our senior credit facilities, the notes purchase agreement and the indenture governing the convertible notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify.

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing the convertible notes and the agreements governing our other indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes;

•	reduce or delay investments and capital expenditures;

•	cause any refinancing of our indebtedness to be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations; and

•

prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the notes.

Our bank subsidiaries are subject to extensive federal regulation that may require us to make capital contributions to them, and that may restrict the ability of these subsidiaries to make cash available to us.

Federal and state laws and regulations extensively regulate the operations of our credit card services bank subsidiary, World Financial Network National Bank, as well as our industrial bank, World Financial Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of World Financial Network National Bank and World Financial Capital Bank, and they impose significant restraints on them to which other non-regulated entities are not subject. As a national bank, World Financial Network National Bank is subject to overlapping supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC. As an industrial bank, World Financial Capital Bank is subject to overlapping supervision by the FDIC and the State of Utah.

World Financial Network National Bank and World Financial Capital Bank must maintain minimum amounts of regulatory capital. If World Financial Network National Bank and World Financial Capital Bank do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. World Financial Capital Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. World Financial Network National Bank must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. In addition, as part of an acquisition in 2003 by World Financial Network National Bank, which required approval by the OCC, the OCC required World Financial Network National Bank to enter into an operating agreement with it and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines, and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. If either World Financial Network National Bank or World Financial Capital Bank were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could impair our ability to service our indebtedness.

Before World Financial Network National Bank can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, World Financial Network National Bank may pay dividends only to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, World Financial Network National Bank must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that World Financial Network National Bank is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, that regulatory authority may require, after notice and hearing, that World Financial Network National Bank cease and desist from the unsafe practice. Before World Financial Capital Bank can pay dividends to us, it must obtain prior written regulatory approval. Accordingly, neither World Financial Network National Bank nor World Financial Capital Bank may be able to make any of its cash or other assets available to us, including to service our indebtedness.

New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future.

Effective for fiscal years beginning after December 15, 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” could have a material impact on how we account for the convertible notes in our consolidated financial statements. This FSP could require us to separately account for the liability and equity components of the convertible notes. Additionally, this FSP could cause us to recognize interest expense relating to the Convertible Notes in a manner consistent with our nonconvertible debt borrowing rate. Future interpretations of existing accounting standards or the adoption of new accounting principles could also result in future changes to our accounting for the convertible notes.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant.

Anti-takeover provisions in our organizational documents, Delaware law and the fundamental change purchase rights of our convertible notes may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent or delay change of control transactions or attempts by our stockholders to replace or remove our current management.

Delaware law, as well as provisions of our certificate of incorporation, bylaws and debt instruments, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to our stockholders. These include:

•	a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms;

•	our board’s authority to issue shares of preferred stock without further stockholder approval;

•	provisions of Delaware law providing that directors serving on staggered boards of directors, such as ours, may be removed only for cause; and

•

fundamental change purchase rights of our Convertible Notes, which allow such noteholders to require us to purchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change, as well as provisions requiring an increase to the conversion rate for conversions in connection with make-whole fundamental changes.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline or delay or prevent our stockholders from receiving premium over the market price of our common stock that they might otherwise receive.

Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Convertible Notes into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of our outstanding common stock through December 2008, as more fully described in the footnote to the table below. In July, 2008, we established a new repurchase program, pursuant to which, during the period beginning on July 17, 2008 and ending December 31, 2009, we may repurchase shares of our common stock at an aggregate price not to exceed $1.3 billion.

As of June 30, 2008, we had repurchased 15,880,455 shares of our common stock for approximately $852.4 million under these programs. The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
				(Dollars in millions)
During 2008:
April	3,650	$52.12	—	$1,796.7
May	3,264,448	58.83	3,257,287	1,605.0
June	4,020,263	64.06	4,017,616	1,347.6

Total	7,288,361	$61.71	7,274,903	$1,347.6

(1)

During the period represented by the table, 13,458 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan. This table excludes 418,805 shares received in July 2008, as a result of the final settlement associated with our accelerated stock repurchase program. As a result of the accelerated stock repurchase program, we purchased a total of 2,631,521 shares of our common stock at a settlement price per share of $57.00.

(2)

On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. On July 30, 2008, we announced that our Board of Directors authorized a new repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 2009.

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

On June 16, 2008, the Annual Meeting of Stockholders was held at our corporate headquarters at 17655 Waterview Parkway, Dallas, Texas 75252. A total of 64,464,982 shares of our common stock were present or represented by proxy at the Annual Meeting, representing more than 81% of our shares outstanding as of April 17, 2008, the record date set for the Annual Meeting. The matters voted on and the results of the vote at the Annual Meeting were as follows:

Proposal One — Each of Bruce K. Anderson, Roger H. Ballou and E. Linn Draper, Jr. was re-elected as our Class II director to serve until the 2011 annual meeting of stockholders and until his successor is duly elected and qualified. The results of the vote were as follows:

Nominee	For (#)	Withheld (#)
Bruce K. Anderson	63,880,970	584,012
Roger H. Ballou	63,571,183	893,799
E. Linn Draper, Jr.	64,284,715	180,267

Proposal Two — The selection of Deloitte & Touche LLP as our independent registered public accounting firm for 2008 was ratified by our stockholders. The results of the vote were as follows:

For (#)	Against (#)	Abstain (#)
63,036,845	1,422,310	5,827

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Second Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

10.2	Fourth Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

*10.3	Joinder to Subsidiary Guaranty, dated as of May 30, 2008, by ADS Foreign Holdings, Inc. in favor of the holders from time to time of the Senior Notes issued under the Note Purchase Agreement.

*10.4	Guarantor Supplement, dated as of May 15, 2008, by ADS Foreign Holdings, Inc. in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of September 29, 2006 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, Bank of Montreal, as Letter of Credit Issuer, and Bank of Montreal, as Administrative Agent.

*10.5	Guarantor Supplement, dated as of May 15, 2008, by ADS Foreign Holdings, Inc. in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of January 24, 2007 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, and Bank of Montreal, as Administrative Agent.

+10.6	Form of Time-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

Exhibit No.	Description
+10.7	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.8	Form of Canadian Time-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.3 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.9	Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.4 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

*+10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant).

10.11	Fourth Amendment to Amended and Restated Program Participation Agreement, dated as of May 23, 2008, between Loyalty Management Group Canada Inc. and Bank of Montreal (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2008, File No. 001-15749).

10.12	Purchase Agreement, dated as of July 23, 2008, by and among Alliance Data Systems Corporation and the Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.13	Indenture, dated as of July 29, 2008, by and among Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.14	Form of 1.75% Convertible Senior Note due August 1, 2013 (included in Exhibit 10.13) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.15	Form of Hedge Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.16	Form of Warrant Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

*10.17	Credit Agreement, dated as of June 18, 2008, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent.

*+10.18	Amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan, effective January 1, 1004.

*+10.19	First Amendment, dated June 2, 2005, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

*+10.20	Second Amendment, dated December 20, 2005, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

*+10.21	Third Amendment, dated April 20, 2006, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

Exhibit No.	Description
*+10.22	Fourth Amendment, dated October 31, 2006, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

*+10.23	Fifth Amendment, dated October 31, 2006, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

*+10.24	Sixth Amendment, dated March 20, 2007, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

10.25	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

10.26	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

*10.27	Form of Warrant Confirmation Amendment dated August 4, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

Date: August 8, 2008

By:	/S/ MICHAEL D. KUBIC
Michael D. Kubic
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: August 8, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Second Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

10.2	Fourth Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

*10.3	Joinder to Subsidiary Guaranty, dated as of May 30, 2008, by ADS Foreign Holdings, Inc. in favor of the holders from time to time of the Senior Notes issued under the Note Purchase Agreement.

*10.4	Guarantor Supplement, dated as of May 15, 2008, by ADS Foreign Holdings, Inc. in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of September 29, 2006 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, Bank of Montreal, as Letter of Credit Issuer, and Bank of Montreal, as Administrative Agent.

*10.5	Guarantor Supplement, dated as of May 15, 2008, by ADS Foreign Holdings, Inc. in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of January 24, 2007 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, and Bank of Montreal, as Administrative Agent.

+10.6	Form of Time-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.7	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

Exhibit No.	Description
+10.8	Form of Canadian Time-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.3 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.9	Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.4 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

*+10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2008 grant).

10.11	Fourth Amendment to Amended and Restated Program Participation Agreement, dated as of May 23, 2008, between Loyalty Management Group Canada Inc. and Bank of Montreal (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2008, File No. 001-15749).

10.12	Purchase Agreement, dated as of July 23, 2008, by and among Alliance Data Systems Corporation and the Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.13	Indenture, dated as of July 29, 2008, by and among Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.14	Form of 1.75% Convertible Senior Note due August 1, 2013 (included in Exhibit 10.13) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.15	Form of Hedge Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.16	Form of Warrant Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

*10.17	Credit Agreement, dated as of June 18, 2008, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent.

*+10.18	Amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan, effective January 1, 1004.

*+10.19	First Amendment, dated June 2, 2005, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

*+10.20	Second Amendment, dated December 20, 2005, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

*+10.21	Third Amendment, dated April 20, 2006, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

*+10.22	Fourth Amendment, dated October 31, 2006, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

Exhibit No.	Description
*+10.23	Fifth Amendment, dated October 31, 2006, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

*+10.24	Sixth Amendment, dated March 20, 2007, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan.

10.25	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

10.26	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

*10.27	Form of Warrant Confirmation Amendment dated August 4, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement