Form 10-Q
period 2008-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2008-11-07
CIK 1101215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 4, 2008, 64,540,204 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$378,183	$219,210
Due from card associations	3,844	—
Trade receivables, less allowance for doubtful accounts ($6,554 and $6,319 at September 30, 2008 and December 31, 2007, respectively)	228,067	228,582
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($22,082 and $38,726 at September 30, 2008 and December 31, 2007, respectively)	373,659	652,434
Deferred tax asset, net	111,660	90,515
Other current assets	112,755	100,834
Assets held for sale	34,897	287,610

Total current assets	1,243,065	1,579,185
Redemption settlement assets, restricted	644,193	317,053
Property and equipment, net	177,224	192,759
Deferred tax asset, net	57,242	38,074
Due from securitizations	488,537	379,268
Intangible assets, net	303,395	343,402
Goodwill	1,165,366	1,185,773
Other non-current assets	114,918	68,080

Total assets	$4,193,940	$4,103,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$134,128	$133,857
Accrued expenses	126,045	206,219
Merchant settlement obligations	67,718	—
Certificates of deposit	314,300	370,400
Credit facilities and other debt, current	276,481	313,589
Other current liabilities	73,219	52,930
Liabilities held for sale	19,459	254,760

Total current liabilities	1,011,350	1,331,755
Deferred revenue	1,141,688	828,348
Certificates of deposit	31,500	—
Long-term and other debt	1,387,257	644,061
Other liabilities	109,955	102,464

Total liabilities	3,681,750	2,906,628
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 88,963 shares and 87,786 shares at September 30, 2008 and December 31, 2007, respectively	890	878
Additional paid-in capital	932,445	898,631
Treasury stock, at cost (23,317 and 9,024 shares at September 30, 2008 and December 31, 2007, respectively)	(1,278,372)	(409,486)
Retained earnings	848,450	682,903
Accumulated other comprehensive income	8,777	24,040

Total stockholders’ equity	512,190	1,196,966

Total liabilities and stockholders’ equity	$4,193,940	$4,103,594

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues
Transaction	$91,017	$87,107	$257,709	$260,602
Redemption	127,925	99,151	376,325	290,551
Securitization income and finance charges, net	140,410	163,862	446,957	506,523
Database marketing fees and direct marketing fees	135,364	126,583	381,481	345,612
Other revenue	16,509	15,324	55,213	36,906

Total revenues	511,225	492,027	1,517,685	1,440,194
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	335,117	319,086	1,000,890	932,547
General and administrative	24,344	22,488	57,509	67,007
Depreciation and other amortization	17,363	15,368	52,703	44,036
Amortization of purchased intangibles	16,703	17,380	50,682	49,936
Loss on the sale of assets	—	—	1,052	—
Merger (income) costs	(2,113)	2,134	2,298	8,305

Total operating expenses	391,414	376,456	1,165,134	1,101,831
Operating income	119,811	115,571	352,551	338,363
Interest income	(2,800)	(2,852)	(8,563)	(7,624)
Interest expense	19,304	20,623	56,112	60,129

Income from continuing operations before income taxes	103,307	97,800	305,002	285,858
Provision for income taxes	39,948	36,536	116,995	108,344

Income from continuing operations	63,359	61,264	188,007	177,514
(Income) loss from discontinued operations, net of taxes	(5,900)	32,093	22,460	47,394

Net income	$69,259	$29,171	$165,547	$130,120

Basic income per share:
Income from continuing operations	$0.94	$0.78	$2.53	$2.26

Income (loss) from discontinued operations	$0.09	$(0.41)	$(0.30)	$(0.60)

Net income per share	$1.03	$0.37	$2.23	$1.66

Diluted income per share:
Income from continuing operations	$0.91	$0.76	$2.47	$2.20

Income (loss) from discontinued operations	$0.08	$(0.40)	$(0.30)	$(0.59)

Net income per share	$0.99	$0.36	$2.17	$1.61

Weighted average shares — basic	67,442	78,201	74,196	78,463

Weighted average shares — diluted	69,689	80,734	76,254	80,770

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165,547	$130,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,377	125,523
Deferred income taxes	17,508	7,173
Provision for doubtful accounts	27,961	24,420
Non-cash stock compensation	36,721	41,384
Fair value gain on interest-only strip	(15,250)	(37,857)
Impairment on disposal group	19,004	39,961
Gain on the sale of assets	(20,661)	—
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(14,893)	(24,067)
Change in merchant settlement activity	(131,230)	37,341
Change in other assets	(36,739)	(29,216)
Change in accounts payable and accrued expenses	(65,108)	34,560
Change in deferred revenue	395,608	34,864
Change in other liabilities	21,811	(11,159)
Excess tax benefits from stock-based compensation	(2,792)	(6,820)
Purchase of credit card receivables	(23,123)	(5,780)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	194,897	—
Other	(10,377)	5,402

Net cash provided by operating activities	670,261	365,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(362,384)	(11,402)
Payments for acquired businesses, net of cash acquired	(2,478)	(438,166)
Net decrease in seller’s interest and credit card receivables	46,577	11,208
Change in due from securitizations	(59,445)	10,095
Capital expenditures	(37,098)	(78,658)
Proceeds from the sale of businesses	137,960	—
Proceeds from the sale of assets	14,098	—
Other	(4,715)	(13,899)

Net cash used in investing activities	(267,485)	(520,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,532,971	1,736,000
Repayment of borrowings	(2,648,829)	(1,477,000)
Proceeds from issuance of Convertible Senior Notes	805,000	—
Certificates of deposit issuances	551,800	324,500
Repayments of certificates of deposits	(576,400)	(311,500)
Payment of capital lease obligations	(15,930)	(6,296)
Payment of deferred financing costs	(28,724)	(1,908)
Excess tax benefits from stock-based compensation	2,792	6,820
Proceeds from sale leaseback transactions	34,221	—
Proceeds from issuance of common stock	29,192	20,101
Proceeds from the issuance of Warrants	94,185	—
Payment for Convertible Note Hedges	(201,814)	—
Purchase of treasury shares	(860,093)	(108,536)

Net cash (used in) provided by financing activities	(281,629)	182,181

Effect of exchange rate changes on cash and cash equivalents	(8,803)	8,056

Change in cash and cash equivalents	112,344	35,264
Cash and cash equivalents at beginning of period	265,839	180,075

Cash and cash equivalents at end of period	$378,183	$215,339

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56,288	$52,539

Income taxes paid, net of refunds	$101,666	$45,438

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008, and the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2008, which re-issued certain items of the Company’s Annual Report on Form 10-K.

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

On January 30, 2008, the Company filed a lawsuit against the Blackstone Entities in the Delaware Court of Chancery seeking specific performance to compel the Blackstone Entities to comply with their obligations under the Merger Agreement, including their covenants to obtain required regulatory approvals and to consummate the Merger. On February 8, 2008, the Company filed a motion to dismiss this lawsuit without prejudice in response to the Blackstone Entities’ confirmation of their commitment to work to consummate the Merger.

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

Pursuant to the Merger Agreement, if the Company terminates the Merger Agreement as a result of Parent’s or Merger Sub’s breach or failure to perform that causes specified closing conditions not to be satisfied, Parent is required to pay, or cause to be paid, to the Company a fee of $170.0 million (the “Business Interruption Fee”). Blackstone Capital Partners V L.P. (“BCP V”) provided a limited guarantee pursuant to which, among other things, BCP V guarantees payment of the Business Interruption Fee and up to $3.0 million of other amounts for which the Blackstone Entities are liable under the Merger Agreement. The Company has demanded that Parent pay the Business Interruption Fee, and commenced litigation on April 18, 2008, seeking full and timely payment of this fee by BCP V, as guarantor of the fee, in the New York State Supreme Court (the “New York action”).

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

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. The Company filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. The Company filed its opposition brief to the motion to dismiss on August 13, 2008, and defendants filed their reply brief on August 27, 2008. A hearing on the motion to dismiss was held on October 17, 2008.

In July 2008, the Company received $3.0 million from the Blackstone Entities as reimbursement of certain costs incurred by the Company related to the Blackstone Entities’ financing of the proposed merger. For the nine months ended September 30, 2008, the Company recorded merger costs of approximately $2.3 million consisting of legal, accounting and other costs incurred by the Company associated with the Merger in excess of the $3.0 million reimbursement received from the Blackstone Entities.

3. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator
Income from continuing operations	$63,359	$61,264	$188,007	$177,514
(Income) loss from discontinued operations	(5,900)	32,093	22,460	47,394

Net income	$69,259	$29,171	$165,547	$130,120

Denominator
Weighted average shares, basic	67,442	78,201	74,196	78,463
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	979	859	754	723
Net effect of dilutive stock options	1,268	1,674	1,304	1,584

Denominator for diluted calculation	69,689	80,734	76,254	80,770

Basic
Income from continuing operations per share	$0.94	$0.78	$2.53	$2.26

Income (loss) from discontinued operations per share	$0.09	$(0.41)	$(0.30)	$(0.60)

Net income per share	$1.03	$0.37	$2.23	$1.66

Diluted
Income from continuing operations per share	$0.91	$0.76	$2.47	$2.20

Income (loss) from discontinued operations per share	$0.08	$(0.40)	$(0.30)	$(0.59)

Net income per share	$0.99	$0.36	$2.17	$1.61

4. DISPOSITIONS

In March 2008, the Company determined that its merchant and utility services businesses were not aligned with the Company’s long-term strategy and committed to a plan of disposition and began exploring the potential sale of these businesses. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), these businesses are reported as discontinued operations in this Quarterly Report on Form 10-Q. The results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations.

In May 2008, the Company entered into an agreement with Heartland Payment Systems, Inc. (“Heartland”) to sell the merchant services business for approximately $77.5 million, of which $1.5 million was held in escrow. The sale was completed on May 30, 2008, and the Company received net proceeds of approximately $90.3 million, which included approximately $14.3 million for the payment of net working capital. In connection with the sale, the Company recognized a pretax gain of approximately $29.0 million, which has been included in (income) loss from discontinued operations. In connection with the sale, the Company entered into an interim transition services agreement with Heartland for a period of nine months to provide card processing and certain other services to Heartland’s merchants, including receipt of funds from card associations and settlement through the Company’s private label credit card banking subsidiary, World Financial Network National Bank.

In July 2008, the Company entered into a definitive agreement with VTX Holdings Limited, and its subsidiaries Vertex U.S. Holdings II Inc. and Vertex Canada Holdings II Limited to sell the majority of the utility services business (excluding certain retained assets and liabilities). The sale was completed on July 25, 2008, and the Company received net proceeds of approximately $47.7 million. As a result of the sale, the Company recorded a pretax loss of approximately $20.6 million for the nine months ended September 30, 2008. Additionally, in March 2008, the Company recorded a $15.0 million impairment charge of goodwill based on the estimated enterprise value of the utility services business.

The Company retained one disposal group associated with the utility services business and recorded an impairment charge of $4.0 million in June 2008. The Company is currently exploring the potential sale of the disposal group, which is expected to be completed by March 2009.

The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheets as assets held for sale and liabilities held for sale. The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Assets:
Cash and cash equivalents	$—	$46,630
Due from card associations	—	21,456
Trade receivables, net	33,066	78,410
Other assets	1,823	15,016
Property and equipment, net	8	56,030
Intangible assets, net	—	20,493
Goodwill	—	49,575

Assets held for sale	$34,897	$287,610

Liabilities:
Accounts payable	$—	$933
Accrued expenses	17,455	21,892
Merchant settlement obligations	—	216,560
Capital lease obligations	—	2,455
Other liabilities	2,004	12,920

Liabilities held for sale	$19,459	$254,760

The following table summarizes the operating results of the discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$22,101	$83,499	$162,097	$248,288

Loss before provision for income taxes	3,983	49,133	34,449	72,544
Benefit from income taxes(1)	(9,883)	(17,040)	(11,989)	(25,150)

(Income) loss from discontinued operations	$(5,900)	$32,093	$22,460	$47,394

(1)

The benefit from income taxes for the three months ended September 30, 2008 was impacted by the ability of the Company to utilize previously unrealized tax benefits as the result of the sale of the majority of its utility services business.

5. SELLER’S INTEREST AND CREDIT CARD RECEIVABLES

In June 2008, the Company sold a portfolio of credit card receivables to its securitization trusts. The Company sold a net principal balance of $100.7 million, for which the Company received cash of $91.9 million and retained $8.8 million in a spread deposit account that is included in due from securitizations in the condensed consolidated balance sheet. The gain on the sale was approximately $5.0 million, which is included in securitization income and finance charges, net in the condensed consolidated statement of income.

In September 2008, the Company sold a portfolio of credit card receivables to its securitization trusts. The Company sold a net principal balance of $130.4 million, for which the Company received cash of $103.0 million and retained $14.0 million in a cash collateral account along with an interest in Class C bonds of $13.4 million, both of which are included in due from securitizations in the condensed consolidated balance sheet. The gain on the sale was approximately $7.0 million, which is included in securitization income and finance charges, net in the condensed consolidated statement of income.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2008
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(90,159)	$96,269	5-10 years — straight line
Premium on purchased credit card portfolios	72,422	(33,614)	38,808	5-10 years — straight line, accelerated
Collector database	65,758	(53,348)	12,410	30 years —15% declining balance
Customer databases	161,068	(36,144)	124,924	4-10 years — straight line
Noncompete agreements	2,514	(1,440)	1,074	2-5 years — straight line
Favorable lease	1,000	(818)	182	4 years — straight line
Tradenames	11,703	(2,049)	9,654	4-10 years — straight line
Purchased data lists	12,313	(4,589)	7,724	1-5 years — straight line, accelerated

	$513,206	$(222,161)	$291,045
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$525,556	$(222,161)	$303,395

	December 31, 2007
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(in thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(71,330)	$115,098	5-10 years — straight line
Premium on purchased credit card portfolios	70,664	(29,203)	41,461	5-10 years — straight line, accelerated
Collector database	71,358	(56,093)	15,265	30 years —15% declining balance
Customer databases	161,713	(20,096)	141,617	4-10 years — straight line
Noncompete agreements	2,160	(1,308)	852	2-5 years — straight line
Favorable lease	1,000	(614)	386	4 years — straight line
Tradenames	11,262	(1,154)	10,108	4-10 years — straight line
Purchased data lists	8,656	(2,391)	6,265	1-5 years — straight line, accelerated

	$513,241	$(182,189)	$331,052
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$525,591	$(182,189)	$343,402

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

	Loyalty Services	Epsilon Marketing Services	Private Label Credit	Private Label Services	Total
	(in thousands)
December 31, 2007	$248,996	$675,045	$—	$261,732	$1,185,773
Goodwill acquired during the period	1,090	—	—	—	1,090
Effects of foreign currency translation	(18,651)	(3,109)	—	—	(21,760)
Other, primarily final purchase price adjustments	—	263	—	—	263

September 30, 2008	$231,435	$672,199	$—	$261,732	$1,165,366

7. DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in thousands)
December 31, 2007	$272,317	$556,031	$828,348
Cash proceeds	135,719	281,127	416,846
Cash proceeds from the assumption of the BMO liability	—	369,858	369,858
Revenue recognized	(107,515)	(283,304)	(390,819)
Other	—	(1,832)	(1,832)
Effects of foreign currency translation	(22,587)	(58,126)	(80,713)

September 30, 2008	$277,934	$863,754	$1,141,688

In May 2008, the Loyalty Services segment secured a comprehensive long-term renewal and expansion agreement with BMO Bank of Montreal (“BMO”), as a sponsor in its AIR MILES® Reward Program, pursuant to which BMO transferred to the Company the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by BMO as a sponsor. Under the terms of the agreement, BMO paid the Company approximately $369.9 million for the assumption of that liability, all of which was placed in our redemption settlement asset account to be utilized to cover the cost of redemptions of outstanding AIR MILES reward miles issued by BMO under the previous arrangement. Historically, due to the nature of their contractual arrangement, miles issued by BMO have been excluded from the Company’s estimate of breakage as BMO had the responsibility of redemption, and therefore, no breakage estimate was required. However, changing the nature of the agreement required the Company to include these miles in its analysis, which impacted the redemption rate and the Company’s estimate of breakage. After evaluating the impact of this transaction, the Company changed its estimate of breakage from one-third to 28%. The change in estimate had no impact on the total redemption liability, but will reduce the amount of deferred breakage within the redemption liability that is expected to be recognized over the expected life of the mile. The change in estimate did not have a material impact to the Company’s condensed consolidated financial statements in the current period, nor does the Company expect it to have a material impact on future periods.

8. DEBT

Debt consists of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Certificates of deposit	$345,800	$370,400
Senior notes	500,000	500,000
Convertible senior notes	805,000	—
Bridge loan facility	—	300,000
Credit facilities	293,000	121,000
Capital lease obligations and other debt	65,738	36,650

	2,009,538	1,328,050
Less: current portion	(590,781)	(683,989)

Long-term portion	$1,418,757	$644,061

Certificates of Deposit

Terms of the certificates of deposit range from three months to 24 months with annual interest rates ranging from 2.9% to 5.5% and 5.0% to 5.7% at September 30, 2008 and December 31, 2007, respectively. Interest is paid monthly and at maturity.

Convertible Senior Notes

In July 2008, the Company issued $700.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Notes”). The Company granted to the initial purchasers of the Convertible Notes an option to purchase up to an additional $105.0 million aggregate principal amount of the Convertible Notes solely to cover over-allotments, if any, which was exercised in full on August 4, 2008. Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or some of their Convertible Notes upon the occurrence of certain fundamental changes.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, in equal multiples of $1,000 principal amounts, under the following circumstances:

•

during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of $78.50 of the Convertible Notes on the last day of such preceding fiscal quarter;

•

during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate of the Convertible Notes on each such day; or

•	upon the occurrence of certain specified corporate transactions.

In addition, holders may convert their Convertible Notes at their option at any time beginning on April 2, 2013 and ending on the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing circumstances.

Upon conversion, holders of the Convertible Notes will receive, at the election of the Company, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock based on the applicable conversion rate at such time. The Convertible Notes have an initial conversion rate of 12.7392 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $78.50 per share), representing an initial conversion premium of approximately 22.5% above the closing price of $64.08 per share of the Company’s common stock on July 23, 2008.

Concurrently with the pricing of the Convertible Notes, on July 23, 2008, the Company entered into convertible note hedge transactions with respect to its common stock (the “Convertible Note Hedges”) with J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch, and Bank of America, N.A., affiliates of two of the initial purchasers (together, the “Hedge Counterparties”). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 8.9 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Notes. Following the exercise of the over-allotment in full on August 4, 2008, the Convertible Note Hedges, cover, subject to customary anti-dilution adjustments, approximately 1.3 million additional shares of the Company’s common stock.

Separately but also concurrently with the pricing of the Convertible Notes, on July 23, 2008, the Company entered into warrant transactions (the “Warrants”) whereby it sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 8.9 million shares of its common stock at an initial strike price of approximately $112.14. Following the exercise of the over-allotment in full on August 4, 2008, the Warrants were also amended with each of the Hedge Counterparties to permit them to acquire, subject to customary anti-dilution adjustments, up to approximately 1.3 million additional shares of the Company’s common stock. The amended Warrants will be exercisable and will expire in 79 equal tranches of 64,094 Warrants and an 80th tranche of 64,102 Warrants with respect to each of the Hedge Counterparties beginning on October 30, 2013 and continuing on each business day through February 25, 2014.

The cost of the Convertible Note Hedges, taking into account the proceeds to the Company from the sale of the Warrants, was approximately $93.6 million. The Convertible Note Hedges and Warrants allowed the Company to buy out the economic dilution to a higher conversion price of $112.14. The cost of the additional Convertible Note Hedges, taking into account the proceeds to the Company from the sale of the additional Warrants, related to the exercise of the over-allotment on August 4, 2008, was $14.0 million. The Company accounted for the Convertible Note Hedges and Warrants in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). The Convertible Note Hedges and Warrants meet the requirements under EITF No. 00-19 to be accounted for as equity instruments. Accordingly, the cost of the Convertible Note Hedges and the proceeds from the sale of the Warrants are included in additional paid-in capital in the condensed consolidated balance sheet at September 30, 2008.

In May 2008, Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB No. 14-1”). FSP APB No. 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 will be effective for the Company as of January 1, 2009 and will require retrospective application.

Credit Facilities

Bridge Loan Facility

The bridge loan facility was repaid in full with the proceeds from the Convertible Notes and terminated according to its terms effective July 29, 2008.

Revolving Credit Facility

In July 2008, the Company exercised the $210.0 million accordion feature of its revolving credit facility, which allowed the Company to increase the capacity of its existing $540.0 million unsecured line of credit to a $750.0 million unsecured line of credit.

The weighted average interest rate on the revolving credit facility was 4.0% as of September 30, 2008.

Wachovia Bank Facility

In June 2008, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a credit agreement with Wachovia Bank, National Association, as administrative agent (the “Wachovia Facility”), which provided for loans to the Company in a maximum amount of $150.0 million. At the closing of the Wachovia Facility, the Company borrowed $150.0 million to fund its obligations with respect to share repurchases under an accelerated stock repurchase agreement. The Wachovia Facility was unsecured. The loans under the Wachovia Facility were scheduled to mature September 18, 2008 and were paid in full with a portion of the net proceeds from the issuance of the Convertible Notes. The Wachovia Facility was terminated according to its terms effective July 29, 2008.

Capital Lease Obligations and Other Debt

For the nine months ended September 30, 2008, the Company entered into certain sale-lease back transactions that resulted in proceeds of approximately $34.2 million and a deferred gain of $13.1 million. The leases have been reflected as capital lease obligations and the gain is being amortized over the expected lease term in proportion to the leased assets. In addition, in April 2008, the Company entered into a loan agreement for approximately $14.2 million, which is secured by certain equipment and matures in three years.

9. STOCKHOLDER’S EQUITY

Stock Repurchase Programs

During 2005 and 2006, the Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of the Company’s outstanding common stock through December 2008. From May 17, 2007 through April 18, 2008, the date of termination of the Merger Agreement, the Company did not purchase any additional shares under the third stock repurchase program. On May 6, 2008, the Company’s Board of Directors authorized resuming the existing repurchase program.

In July 2008, the Company established a new repurchase program, pursuant to which, during the period beginning on July 17, 2008 and ending December 31, 2009, the Company may repurchase shares of its common stock at an aggregate price not to exceed $1.3 billion, or such lesser amount as may be permitted pursuant to the terms of the credit agreements or otherwise.

In June 2008, the Company entered into a $150.0 million accelerated share repurchase agreement (the “ASR Agreement”), with Wachovia Bank, National Association (“Wachovia”). Pursuant to the ASR Agreement, on June 18, 2008, the Company initially purchased 2,212,716 shares of its common stock at a price per share of $67.79. Under the ASR Agreement, Wachovia then purchased an equivalent of $150.0 million of the Company’s common stock in the open market. In a final settlement with Wachovia, on July 2, 2008, the Company received an additional 418,805 shares of common stock based upon the volume weighted average price of its common stock purchased by Wachovia during the period less a specified discount. As a result of this transaction, the Company purchased a total of 2,631,521 shares of its common stock at a settlement price per share of $57.00.

For the nine months ended September 30, 2008, the Company acquired a total of 14,293,008 shares of its common stock for approximately $868.9 million. These purchases included amounts under the ASR Agreement described above and 4,329,900 shares acquired for approximately $277.5 million in connection with the offering of the Convertible Notes in July 2008.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Cost of operations	$10,307	$6,372	$19,028	$17,114
General and administrative	6,884	8,166	12,165	18,043

Total	$17,191	$14,538	$31,193	$35,157

Stock-based compensation expense for the merchant services and utility services businesses was approximately $4.8 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, and $5.5 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts have been included in the (income) loss from discontinued operations.

During 2007, the vesting provisions of certain shares of restricted stock and stock options issued to certain employees were modified. The service conditions of these awards were accelerated in connection with the anticipated termination and the termination of these employees. The terms were modified such that should the Merger, as discussed in Note 2, be completed before the Merger Agreement expired or was otherwise terminated, the employee would receive the consideration as set forth in the Merger Agreement. With the termination of the Merger Agreement, the employees did not receive the additional consideration and the Company reversed approximately $6.0 million of compensation expense in the second quarter of 2008, of which $1.2 million was included in (income) loss from discontinued operations.

On April 23, 2008, the Company’s Board of Directors approved the cancellation of awards of 67,290 service-based restricted stock units previously granted to certain executive management on December 21, 2007. These awards were replaced with an award granted on April 23, 2008. The total compensation cost reflects the portion of the grant-date fair value of the original award for which the requisite service period was rendered at the date of cancellation plus the incremental cost resulting from the cancellation and replacement.

Subsequent to the termination of the Merger Agreement in April 2008, the Company awarded both service-based and performance-based restricted stock units. The fair value of restricted stock is determined on the date of grant. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), the Company recognizes stock-based compensation expense, net of estimated forfeitures, over the applicable service period. Service-based restricted stock awards typically vest ratably over a three year period. Performance-based restricted stock awards vest if specified performance measures tied to the Company’s financial performance are met. During 2008, the Company issued 1,469,677 service-based restricted stock awards and 1,777,698 performance-based restricted stock awards with a weighted average grant date fair value per share of $56.69.

In connection with the sale of the merchant services business, the vesting provisions of the awards for certain employees associated with the business were accelerated on the date of sale and the Company recorded incremental stock-based compensation expense of approximately $0.7 million, which was included in the (income) loss from discontinued operations during the second quarter of 2008.

In connection with the sale of the utility services business, the vesting provisions of the awards for certain employees associated with the business were accelerated on the date of sale and the Company recorded incremental stock-based compensation expense of approximately $4.1 million, which has been included in the (income) loss from discontinued operations during the third quarter of 2008.

Employee Stock Purchase Plan

The Company has an Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which provides for three month offering periods, commencing on the first trading day of each calendar quarter and ending on the last trading day of each calendar quarter. The purchase price of the common stock is 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each quarter. An employee may elect to pay the purchase price of such common stock through payroll deductions. The maximum number of shares that were reserved for issuance under the ESPP is 1,500,000 shares, subject to adjustment as provided in the ESPP. Employees are required to hold any stock purchased through the ESPP for 180 days prior to any sale or withdrawal of shares. In accordance with SFAS No. 123R, the Company has recorded compensation expense equal to the difference between the fair value of the stock and the purchase price of the stock.

In connection with the Merger, the Company closed the ESPP to further contributions as of June 29, 2007. In June 2008, the Compensation Committee of the Company’s Board of Directors authorized re-opening the ESPP and employee contributions commenced during the third quarter of 2008. During the three months ended September 30, 2008, the Company issued 17,354 shares under the ESPP at a weighted-average issue price of $51.97.

10. INCOME TAXES

For the three months ended September 30, 2008 and September 30, 2007, the Company has utilized an effective tax rate of 38.7 % and 37.4%, respectively, and 38.4% and 37.9% for each of the nine month periods ended September 30, 2008 and 2007, respectively, to calculate its provision for income taxes. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2008 based on all known variables.

11. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$69,259	$29,171	$165,547	$130,120
Unrealized (loss) gain on securities available-for-sale	(2,015)	1,535	(534)	1,260
Reclassification adjustment for the foreign currency translation gain realized upon the sale of the utility services business	(7,535)	—	(7,535)	—
Foreign currency translation adjustments	(6,318)	6,981	(7,192)	14,465

Total comprehensive income	$53,391	$37,687	$150,286	$145,845

12. SEGMENT INFORMATION

Beginning with the first quarter of 2008, the Company reorganized its businesses into four reportable operating segments as follows:

•	Loyalty Services, which includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon Marketing Services, which provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services;

•	Private Label Services, which includes transaction processing, customer care and collections services for the Company’s private label and other retail card programs; and

•	Private Label Credit, which includes risk management solutions, account origination and funding services for the Company’s private label and other retail card programs.

In addition, corporate and all other immaterial businesses will be reported collectively as an “all other” category labeled “Corporate/Other.” As discussed in Note 4, the Company’s merchant services and utility services business units have been classified as discontinued operations.

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate / Other	Elimination	Total
	(in thousands)
Three months ended September 30, 2008
Revenues	$187,657	$130,895	$94,678	$182,357	$7,689	$(92,051)	$511,225
Adjusted EBITDA(1)	49,018	40,097	30,562	59,666	(9,337)	—	170,006
Depreciation and amortization	7,016	18,681	2,226	2,955	3,188	—	34,066
Stock compensation expense	3,957	3,545	2,292	513	6,884	—	17,191
Merger and other costs (income)(2)	—	(5)	—	—	(1,057)	—	(1,062)
Operating income	38,045	17,876	26,044	56,198	(18,352)	—	119,811
Interest expense, net	—	—	—	—	16,504	—	16,504
Income from continuing operations before income taxes	38,045	17,876	26,044	56,198	(34,856)	—	103,307

Three months ended September 30, 2007
Revenues	$150,305	$122,865	$92,553	$207,587	$8,633	$(89,916)	$492,027
Adjusted EBITDA(1)	35,519	36,818	24,223	89,041	(16,694)	—	168,907
Depreciation and amortization	6,146	18,794	2,009	2,776	3,023	—	32,748
Stock compensation expense	1,833	2,870	1,293	190	8,352	—	14,538
Merger and other costs(2)	—	—	—	—	6,050	—	6,050
Operating income	27,540	15,154	20,921	86,075	(34,119)	—	115,571
Interest expense, net	—	—	—	—	17,771	—	17,771
Income before income taxes	27,540	15,154	20,921	86,075	(51,890)	—	97,800

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate / Other	Elimination	Total
	(in thousands)
Nine months ended September 30, 2008
Revenues	$559,490	$361,744	$285,028	$579,011	$9,760	$(277,348)	$1,517,685
Adjusted EBITDA(1)	143,313	90,189	87,375	210,376	(34,771)	—	496,482
Depreciation and amortization	23,681	56,740	6,725	8,587	7,652	—	103,385
Stock compensation expense	8,386	5,091	4,277	1,274	12,165	—	31,193
Merger and other costs(2)	—	2,633	1,435	—	4,233	—	8,301
Loss on the sale of assets	—	—	—	—	1,052	—	1,052
Operating income	111,246	25,725	74,938	200,515	(59,873)	—	352,551
Interest expense, net	—	—	—	—	47,549	—	47,549
Income from continuing operations before income taxes	111,246	25,725	74,938	200,515	(107,422)	—	305,002

Nine months ended September 30, 2007
Revenues	$435,349	$330,816	$281,995	$633,654	$30,002	$(271,622)	$1,440,194
Adjusted EBITDA(1)	93,310	81,354	81,346	278,375	(54,672)	—	479,713
Depreciation and amortization	17,637	52,623	6,527	8,394	8,791	—	93,972
Stock compensation expense	5,559	7,375	3,950	585	17,688	—	35,157
Merger and other costs(2)	—	—	—	—	12,221	—	12,221
Operating income	70,114	21,356	70,869	269,396	(93,372)	—	338,363
Interest expense, net	—	—	—	—	52,505	—	52,505
Income before income taxes	70,114	21,356	70,869	269,396	(145,877)	—	285,858

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2008:

	Carrying Value at September 30, 2008	Fair Value Measurements at September 30, 2008 Using
		Level 1	Level 2	Level 3
	(in thousands)
Government bonds(1)	$55,150	$55,150	$—	$—
Corporate bonds(1)	273,473	237,677	35,796	—
Other available-for-sale securities(2)	19,988	19,988	—	—
Residual interest in securitization trust(3)	154,787	—	154,787	—
Spread deposits(3)	154,172	—	—	154,172
Interest-only strip(3)	168,378	—	—	168,378

Total assets measured at fair value	$825,948	$312,815	$190,583	$322,550

(1)	Amounts are included in redemption settlement assets in the condensed consolidated balance sheet.

(2)	Amounts are included in other current and non-current assets in the condensed consolidated balance sheet.

(3)	Amounts are included in due from securitizations in the condensed consolidated balance sheet.

The following table summarizes the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of September 30, 2008:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Spread Deposits	Interest Only Strip	Spread Deposits	Interest Only Strip
	(in thousands)
Balance as of the beginning of the period	$134,081	$172,027	$125,624	$154,735
Total (losses) gains (realized or unrealized)
Included in earnings	(983)	(1,150)	(581)	15,250
Included in other comprehensive income	—	(2,499)	—	(1,607)
Transfers in or out of Level 3	21,074	—	29,129	—

Balance as of September 30, 2008	$154,172	$168,378	$154,172	$168,378

(Losses) gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2008	$(983)	$(1,150)	$(581)	$15,250

Losses and gains included in earnings for both the spread deposits and the interest-only strip are included in securitization income and finance charges, net.

The following table provides the assets carried at fair value measured on a nonrecurring basis as of September 30, 2008:

	Carrying Value at September 30, 2008	Fair Value Measurements at September 30, 2008 Using
		Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Goodwill(1)	$—	$—	$—	$—	$26,185
Long-lived assets held for sale(2)	50,000	—	—	50,000	19,215

Total assets measured at fair value	$50,000	$—	$—	$50,000	$45,400

(1)

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill associated with discontinued operations with a carrying amount of $26.2 million was written down to $0, resulting in an impairment charge of $26.2 million. Goodwill was included in the condensed consolidated balance sheets in assets held for sale and the impairment charge is included in (income) loss from discontinued operations.

(2)

In accordance with SFAS No. 144, long-lived assets held for sale with a carrying amount of $69.2 million were written down to reflect a fair value of $50.0 million, less costs to sell of approximately $2.5 million, resulting in a loss of $19.2 million, which is include in (income) loss from discontinued operations.

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

Year in Review Highlights

Our results for the first nine months of 2008 included the following new and renewed agreements with significant clients and continued selective execution of our acquisition and disposition strategy:

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

•

In April 2008, we announced that Citicorp Credit Services, Inc. has signed a multi-year expansion agreement to design and implement a customized database marketing and analytic platform, including a marketing datamart, campaign management engine, and analysis and reporting tool within Citi’s ThankYou® Network.

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

•

In May 2008, we announced the signing of a multi-year contract extension with specialty retailer Dress Barn, Inc. to continue providing private label credit card services for their Dress Barn and Maurice’s-branded stores.

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

•

In June 2008, we announced the signing of a multi-year renewal agreement with multi-channel home furnishings retailer Crate and Barrel to continue providing private label credit card services for its in-store, web and catalog sales channels.

•

In June 2008, we announced the signing of a multi-year extension agreement with Nestlé Purina PetCare Company for to continue to host and manage Nestlé Purina’s multi-brand interactive marketing database platform.

•

In June 2008, we announced the signing of a long-term agreement with PD Financial Corporation to provide private label credit card services for its catalog and web channels when PD Financial launches its new brand identity, VENUE.

•	In June 2008, we sold credit card receivables with a net principal balance of $100.7 million, for which we received cash of $91.9 million and retained $8.8 million in a spread deposit account.

•

In July 2008, we announced the signing of a multi-year extension with the National Geographic Society to continue to manage National Geographic’s permission-based email communications platform and to provide database services.

•

In July 2008, we announced the signing of a multi-year contract extension with women’s fashion apparel and accessories retailer New York & Company to continue providing private label credit card services for its in-store and web sales channels.

•	In July 2008, we completed the sale of a majority of our utilities services business to VTX Holdings Limited, and its subsidiaries, Vertex U.S. Holdings II Inc. and Vertex Canada Holdings II Limited.

•

In July 2008, we entered into a purchase agreement under which we sold $700.0 million aggregate principal amount of 1.75% Convertible Notes due 2013. In August 2008, the initial purchasers of the Convertible Notes exercised their over-allotment option in full and purchased an additional $105.0 million aggregate principal amount of Convertible Notes.

•	In July 2008, we announced that our board of directors had approved a stock repurchase program to acquire up to $1.3 billion of our common stock through December 31, 2009.

•

In July 2008, we announced the signing of an agreement with Beall’s Department Stores, a retailer of brand name clothing and accessories for men, women and children as well as specialty home goods and gourmet food, to provide private label credit card services to its stores throughout Florida and its e-commerce website.

•

In August 2008, we announced that Hilton HHonors®, a guest rewards program with more than 25 million global members enrolled, had signed an agreement as a national sponsor and reward supplier in our AIR MILES Reward Program.

•

In August 2008, we announced the signing of a multi-year agreement with Southern Pipe & Supply Company, a privately held, independent wholesaler of plumbing and heating and air-conditioning materials, to provide turnkey commercial private label credit card program services.

•

In August 2008, we announced the signing of an agreement with Commerce Bank, N.A., a Missouri-based operator of approximately 350 locations in Missouri, Illinois, Kansas, Oklahoma and Colorado, to provide turnkey direct marketing solutions.

•

In August 2008, we announced the signing of a new long-term agreement with Orchard Brands, a multi-channel marketer of apparel and home products, to provide fully integrated private label credit services for specialty brands, Old Pueblo Traders, Bedford Fair, Willow Ridge, Lew Magram, Brownstone Studio, Intimate Appeal, Monterey Bay Clothing Company and Coward Shoes.

•	In September 2008, we announced the signing of an agreement with Beech-Nut Nutrition Corporation to provide integrated direct marketing and permission-based email marketing services.

•

In September 2008, we announced the signing of a multi-year agreement with AnnTaylor Stores Corporation to launch a new co-brand credit card program and to continue to provide private label credit card services.

•

In September 2008, we announced the signing of multi-year agreements with Gander Mountain, operator of a retail network of stores for hunting, fishing, camping, boating, marine, and outdoor lifestyle apparel and footwear, products and services, to provide new private label credit card and database marketing services in support of Gander Mountain’s multi-channel business and to continue to provide co-brand credit card services.

•

In September 2008, we sold credit card receivables with a net principal balance of $130.4 million, for which we received cash of $103.0 million and retained $14.0 million in a cash collateral account along with an interest in Class C bonds of $13.4 million.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except as follows:

Revenue Recognition – AIR MILES Reward Program

AIR MILES Reward Program. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received based on issuance is deferred. Management believes that there are a certain number of AIR MILES reward miles issued that will go unredeemed by the collector base, or breakage. Revenue is recognized for breakage over the estimated life of an AIR MILES reward mile. Management had historically estimated this amount as one-third of the miles issued.

Breakage is based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent data. Breakage is actively monitored by management and subject to external influences that may cause actual performance to differ from estimates.

In the second quarter of 2008, we expanded and made certain contractual changes to our relationship with BMO Bank of Montreal, under which we assumed the responsibility for reserving the cost associated with the redemption of the AIR MILES reward miles issued by BMO Bank of Montreal. As a result of this transaction, management’s estimate of breakage was revised from one-third to 28 percent, as of June 1, 2008. Further information regarding our change in estimate is provided in Note 7 to our condensed consolidated financial statements.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and other amortization and amortization of purchased intangibles. Operating EBITDA is a non-GAAP financial measure equal to adjusted EBITDA adjusted for the change in deferred revenue plus the change in redemption settlement assets. We have presented operating EBITDA because we use the financial measure to monitor compliance with financial covenants in our credit facility and our senior note agreements. For the period ended September 30, 2008, senior debt to operating EBITDA was 1.2x compared to a maximum ratio of 2.75x permitted in our credit facility and in our senior note agreements. Operating EBITDA to interest expense was 8.7x compared to a minimum ratio of 3.5x permitted in our credit facility and 3.0x permitted in our senior note agreements. Debt to Operating EBITDA was 2.5x compared to a maximum ratio of 3.75x permitted in our credit facility. As discussed in more detail in the liquidity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility and cash flows from operations are the two main sources of funding for our acquisition strategy and for our future capital needs and capital expenditures. As of September 30, 2008, we had borrowings of $293.0 million outstanding under our credit facility, $805.0 million under our convertible senior notes, $500.0 million under our senior notes and $457.0 million in unused borrowing capacity. We were in compliance with our covenants at September 30, 2008, and we expect to be in compliance with these covenants during the year ended December 31, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Income from continuing operations	$63,359	$61,264	$188,007	$177,514
Stock compensation expense	17,191	14,538	31,193	35,157
Provision for income taxes	39,948	36,536	116,995	108,344
Interest expense, net	16,504	17,771	47,549	52,505
Loss on the sale of assets	—	—	1,052	—
Merger and other costs (income)(1)	(1,062)	6,050	8,301	12,221
Amortization of purchased intangibles	16,703	17,380	50,682	49,936
Depreciation and other amortization	17,363	15,368	52,703	44,036

Adjusted EBITDA	170,006	168,907	496,482	479,713
Change in deferred revenue(2)	(37,586)	65,986	313,340	152,656
Change in redemption settlement assets(2)	28,883	(26,623)	(327,140)	(54,644)

Operating EBITDA	$161,303	$208,270	$482,682	$577,725

Note: An increase in deferred revenue has a positive impact to operating EBITDA, while an increase in redemption settlement assets has a negative impact to operating EBITDA. Changes in deferred revenue and redemption settlement assets are affected by fluctuations in foreign exchange rates. Changes in redemption settlement assets is also affected by the timing of receipts and transfers of cash.

(1)

Represents expenditures directly associated with the proposed merger with an affiliate of The Blackstone Group, compensation charges related to the departure of certain employees related to cost saving initiatives and other non-routine costs associated with the disposition of our non-core operations. In July 2008, we received $3.0 million from the Blackstone Entities as reimbursement of certain costs incurred by us related to the Blackstone Entities’ financing of the proposed merger with an affiliate of The Blackstone Group.

(2)	Increases to deferred revenue and redemption settlement assets in 2008 were impacted by the transaction completed with the BMO Bank of Montreal in the second quarter of 2008.

Results of Continuing Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$187,657	$150,305	$37,352	24.9%
Epsilon Marketing Services	130,895	122,865	8,030	6.5
Private Label Services	94,678	92,553	2,125	2.3
Private Label Credit	182,357	207,587	(25,230)	(12.2)
Corporate/Other	7,689	8,633	(944)	(10.9)
Eliminations	(92,051)	(89,916)	(2,135)	2.4

Total	$511,225	$492,027	$19,198	3.9%

Adjusted EBITDA:
Loyalty Services	$49,018	$35,519	$13,499	38.0%
Epsilon Marketing Services	40,097	36,818	3,279	8.9
Private Label Services	30,562	24,223	6,339	26.2
Private Label Credit	59,666	89,041	(29,375)	(33.0)
Corporate/Other	(9,337)	(16,694)	7,357	(44.1)

Total	$170,006	$168,907	$1,099	0.7%

Stock compensation expense:
Loyalty Services	$3,957	$1,833	$2,124	115.9%
Epsilon Marketing Services	3,545	2,870	675	23.5
Private Label Services	2,292	1,293	999	77.3
Private Label Credit	513	190	323	170.0
Corporate/Other	6,884	8,352	(1,468)	(17.6)

Total	$17,191	$14,538	$2,653	18.2%

Depreciation and amortization:
Loyalty Services	$7,016	$6,146	$870	14.2%
Epsilon Marketing Services	18,681	18,794	(113)	(0.6)
Private Label Services	2,226	2,009	217	10.8
Private Label Credit	2,955	2,776	179	6.4
Corporate/Other	3,188	3,023	165	5.5

Total	$34,066	$32,748	$1,318	4.0%

Operating expenses(1):
Loyalty Services	$138,639	$114,786	$23,853	20.8%
Epsilon Marketing Services	90,798	86,047	4,751	5.5
Private Label Services	64,116	68,330	(4,214)	(6.2)
Private Label Credit	122,691	118,546	4,145	3.5
Corporate/Other	17,026	25,327	(8,301)	(32.8)
Eliminations	(92,051)	(89,916)	(2,135)	2.4

Total	$341,219	$323,120	$18,099	5.6%

Operating income:
Loyalty Services	$38,045	$27,540	$10,505	38.1%
Epsilon Marketing Services	17,876	15,154	2,722	18.0
Private Label Services	26,044	20,921	5,123	24.5
Private Label Credit	56,198	86,075	(29,877)	(34.7)
Corporate/Other	(18,352)	(34,119)	15,767	(46.2)

Total	$119,811	$115,571	$4,240	3.7%

Adjusted EBITDA margin(2):
Loyalty Services	26.1%	23.6%	2.5%
Epsilon Marketing Services	30.6	30.0	0.6
Private Label Services	32.3	26.2	6.1
Private Label Credit	32.7	42.9	(10.2)

Total	33.3%	34.3%	(1.0)%

Segment operating data:
Private label statements generated	30,661	33,931	(3,270)	(9.6)%
Credit sales	$1,694,113	$1,773,529	$(79,416)	(4.5)%
Average managed receivables	$3,840,184	$3,901,632	$(61,448)	(1.6)%
AIR MILES reward miles issued	1,137,673	1,019,967	117,706	11.5%
AIR MILES reward miles redeemed	736,789	615,348	121,441	19.7%

(1)	Operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, merger and other costs.
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

Revenue. Total revenue increased $19.2 million, or 3.9%, to $511.2 million for the three months ended September 30, 2008 from $492.0 million for the comparable period in 2007. The increase was due to the following:

•

Loyalty Services. Revenue increased $37.4 million, or 24.9%, to $187.7 million for the three months ended September 30, 2008. The growth in revenue for the period was driven by an increase in redemption revenue of $28.8 million related to a 19.7% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $4.4 million related to growth in issuances of AIR MILES reward miles as the program continues to benefit from the ramp up of new sponsors and the expanded commitment from existing sponsors. Changes in the exchange rate of the Canadian dollar had a negligible impact on revenue for the AIR MILES Reward Program.

•

Epsilon Marketing Services. Revenue increased $8.0 million, or 6.5%, to $130.9 million for the three months ended September 30, 2008. The increase is primarily attributable to our strategic database services which increased $7.8 million as a result of additional client signings.

•

Private Label Services. Revenue increased $2.1 million, or 2.3%, to $94.7 million for the three months ended September 30, 2008. Servicing revenue increased by $2.1 million as the impact of the loss of the Lane Bryant Portfolio was offset by higher pricing. In 2008, Private Label Services increased its charges to Private Label Credit due to the increased costs incurred by Private Label Services related to the ramp-up of our collections and client services teams in 2007.

•

Private Label Credit. Revenue decreased $25.2 million, or 12.2%, to $182.4 million for the three months ended September 30, 2008. The decline was due to a decrease of $23.5 million, or 14.3%, in securitization income and finance charges, net, caused by a combination of the loss of the Lane Bryant portfolio, a decline in the gain of the interest-only strip and increased credit losses offset in part by lower financing costs.

•

Corporate/Other. Revenue decreased $0.9 million, or 10.9%, to $7.7 million. The decline was primarily due to the sale of our mail services business in November 2007, which had generated $8.2 million in revenue for the third quarter of 2007. This decline was offset, in part in 2008, by revenue of $6.7 million for transition services provided to the acquirers of the utility and merchant services businesses. We expect to provide these services at least through the fourth quarter of 2008.

Operating Expenses. Total operating expenses, excluding depreciation, amortization, stock compensation expense, loss on sale of assets, merger and other costs increased $18.1 million, or 5.6%, to $341.2 million during the three months ended September 30, 2008 from $323.1 million during the comparable period in 2007. Total adjusted EBITDA margin declined to 33.3% for the three months ended September 30, 2008 from 34.3% for the comparable period in 2007. The increase in operating expenses and decline in adjusted EBITDA margins was due to the following:

•

Loyalty Services. Operating expenses, as defined, increased $23.9 million, or 20.8%, to $138.6 million for the three months ended September 30, 2008. The increase in operating expenses was driven by an increase in AIR MILES reward miles redemptions, which resulted in an additional $18.9 million in cost of sales for the products redeemed. Changes in the exchange rate of the Canadian dollar had a negligible impact on operating expenses. Adjusted EBITDA margin increased to 26.1% for the three months ended September 30, 2008 as compared to 23.6% for the comparable period in 2007. The increase in adjusted EBITDA margin resulted from strong revenue growth combined with a lower cost structure achieved through increased operating leverage.

•

Epsilon Marketing Services. Operating expenses, as defined, increased $4.8 million, or 5.5%, to $90.8 million for the three months ended September 30, 2008. The increase in operating expenses was primarily attributable to an increase in salaries and benefits associated with the overall growth of the business. Adjusted EBITDA margin increased to 30.6% for the three months ended September 30,

2008 as compared to 30.0% for the comparable period in 2007. Our adjusted EBITDA margin was positively impacted by the margin in our strategic database services division, where the growth in revenue outpaced the growth in attributable expenses.

•

Private Label Services. Operating expenses, as defined, decreased by $4.2 million, or 6.2%, to $64.1 million for the three months ended September 30, 2008. The decline in operating expenses was attributable to a reduction in the costs associated with a lower volume of statements generated. Adjusted EBITDA margin increased to 32.3% for the three months ended September 30, 2008 as compared to 26.2% for the comparable period in 2007. Our adjusted EBITDA margin was positively impacted by the increases in Private Label Services revenue described above together with a reduction of expenses.

•

Private Label Credit. Operating expenses, as defined, increased $4.1 million, or 3.5%, to $122.7 million for the three months ended September 30, 2008. The increase in operating expenses was due to higher servicing costs charged by our Private Label Services segment of $2.1 million as well as higher marketing expenses of approximately $2.3 million incurred on behalf of our clients. Adjusted EBITDA margin decreased to 32.7% for the three months ended September 30, 2008 as compared to 42.9% for the comparable period in 2007. Our adjusted EBITDA margin was negatively impacted by the decline in Private Label Credit revenue and the increase in operating expenses described above.

•

Corporate/Other. Operating expenses, as defined, decreased $8.3 million, or 32.8%, to $17.0 million for the three months ended September 30, 2008. This decline was primarily due to the impact of the sale of our mail services business in November 2007, as this division generated $10.7 million in operating expenses for the three months ended September 30, 2007. This decrease was, in part, offset by certain information technology costs incurred to support the transition services provided to the acquirers of the utility and merchant services businesses. Prior to their sale, these costs had been allocated to the respective businesses. As a result, during 2008, the segment reflects both the revenue and expenses associated with the transition services agreement.

•

Stock compensation expense. Stock compensation expense increased $2.7 million, or 18.2%, to $17.2 million for the three months ended September 30, 2008. The increase was due to the issuance of employee equity awards comprised of restricted stock units, which cover a multi-year period and were larger than in prior years.

•

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 4.0%, to $34.1 million for the three months ended September 30, 2008. This increase was primarily due to an increase of $2.0 million in depreciation and other amortization, attributable to the higher level of capital expenditures in 2007, offset by a decrease in the amortization of purchased intangibles of $0.7 million as a result of certain assets becoming fully amortized during 2008.

•

Merger and other costs (income). Merger (income) costs were $(1.1) million for the three months ended September 30, 2008. This amount includes the receipt of $(3.0) million for reimbursement of costs incurred by us related to the Blackstone entities’ financing of the proposed merger offset by $0.9 million of expenditures directly associated with the proposed but now terminated merger of the Company with an affiliate of The Blackstone Group. Additionally, the Company incurred approximately $1.0 million in other non-routine costs associated with the disposition of non-core operations.

Operating Income. Operating income increased $4.2 million, or 3.7%, to $119.8 million for the three months ended September 30, 2008 from $115.6 million for the comparable period in 2007. Operating income increased due to the revenue and expense factors discussed above.

Interest Income. Interest income decreased $0.1 million, or 1.8%, to $2.8 million for the three months ended September 30, 2008 from $2.9 million for the comparable period in 2007. This slight decrease was due to lower yields on our short-term investments, offset in part by higher average balances.

Interest Expense. Interest expense decreased $1.3 million, or 6.4%, to $19.3 million for the three months ended September 30, 2008 from $20.6 million for the comparable period in 2007. Interest expense on core debt, which includes the credit facilities, senior notes and the convertible senior notes decreased $2.2 million due to lower average interest rates, offset in part by higher average debt balances. Interest on our certificates of deposit decreased by $1.4 million as a result of lower interest rates and lower average balances. Interest on our capital leases and other debt increased approximately $2.3 million as a result of additional capital leases entered into during 2008 and the amortization of debt issuance costs, which primarily consist of the fees paid in connection with the convertible senior note offering.

Taxes. Income tax expense increased $3.4 million to $39.9 million for the three months ended September 30, 2008 from $36.5 million for the comparable period in 2007, due to an increase in taxable income and an increase in our effective tax rate. Our effective tax rate was 38.7% and 37.4% for the three months ended September 30, 2008 and 2007, respectively.

Discontinued Operations

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our condensed consolidated financial statements. Our merchant services business was sold in May 2008 and the majority of our utility services business was sold in July 2008. See Note 4 “Dispositions” for additional information related to the sale of these businesses.

On an after tax basis, losses from discontinued operations decreased $38.0 million, to income of $5.9 million for the three months ended September 30, 2008 as compared to a loss $32.1 million for the comparable period in 2007. The decrease in losses from discontinued operations, period over period, primarily resulted from the pretax impairment charge of $40.0 million related to the write-down of certain long-lived assets in our utility services business recorded in the three months ended September 30, 2007.

Results of Continuing Operations

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$559,490	$435,349	$124,141	28.5%
Epsilon Marketing Services	361,744	330,816	30,928	9.3
Private Label Services	285,028	281,995	3,033	1.1
Private Label Credit	579,011	633,654	(54,643)	(8.6)
Corporate/Other	9,760	30,002	(20,242)	(67.5)
Eliminations	(277,348)	(271,622)	(5,726)	2.1

Total	$1,517,685	$1,440,194	$77,491	5.4%

Adjusted EBITDA:
Loyalty Services	$143,313	$93,310	$50,003	53.6%
Epsilon Marketing Services	90,189	81,354	8,835	10.9
Private Label Services	87,375	81,346	6,029	7.4
Private Label Credit	210,376	278,375	(67,999)	(24.4)
Corporate/Other	(34,771)	(54,672)	19,901	(36.4)

Total	$496,482	$479,713	$16,769	3.5%

Stock compensation expense:
Loyalty Services	$8,386	$5,559	$2,827	50.9%
Epsilon Marketing Services	5,091	7,375	(2,284)	(31.0)
Private Label Services	4,277	3,950	327	8.3
Private Label Credit	1,274	585	689	117.8
Corporate/Other	12,165	17,688	(5,523)	(31.2)

Total	$31,193	$35,157	$(3,964)	(11.3)%

Depreciation and amortization:
Loyalty Services	$23,681	$17,637	$6,044	34.3%
Epsilon Marketing Services	56,740	52,623	4,117	7.8
Private Label Services	6,725	6,527	198	3.0
Private Label Credit	8,587	8,394	193	2.3
Corporate/Other	7,652	8,791	(1,139)	(13.0)

Total	$103,385	$93,972	$9,413	10.0%

Operating expenses(1):
Loyalty Services	$416,177	$342,039	$74,138	21.7%
Epsilon Marketing Services	271,555	249,462	22,093	8.9
Private Label Services	197,653	200,649	(2,996)	(1.5)
Private Label Credit	368,635	355,279	13,356	3.8
Corporate/Other	44,531	84,674	(40,143)	(47.4)
Eliminations	(277,348)	(271,622)	(5,726)	2.1

Total	$1,021,203	$960,481	$60,722	6.3%

Operating income:
Loyalty Services	$111,246	$70,114	$41,132	58.7%
Epsilon Marketing Services	25,725	21,356	4,369	20.5
Private Label Services	74,938	70,869	4,069	5.7
Private Label Credit	200,515	269,396	(68,881)	(25.6)
Corporate/Other	(59,873)	(93,372)	33,499	(35.9)

Total	$352,551	$338,363	$14,188	4.2%

Adjusted EBITDA margin(2):
Loyalty Services	25.6%	21.4%	4.2%
Epsilon Marketing Services	24.9	24.6	0.3
Private Label Services	30.7	28.8	1.9
Private Label Credit	36.3	43.9	(7.6)

Total	32.7%	33.3%	(0.6)%

Segment operating data:
Private label statements generated	93,296	102,104	(8,808)	(8.6)%
Credit sales	$5,096,018	$5,277,178	$(181,160)	(3.4)%
Average managed receivables	$3,859,454	$3,890,389	$(30,935)	(0.8)%
AIR MILES reward miles issued	3,300,559	2,998,156	302,403	10.1%
AIR MILES reward miles redeemed	2,224,713	1,933,600	291,113	15.1%

(1)	Operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, merger and other costs.
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

Revenue. Total revenue increased $77.5 million, or 5.4%, to $1,517.7 million for the nine months ended September 30, 2008 from $1,440.2 million for the comparable period in 2007. The increase was due to the following:

•

Loyalty Services. Revenue increased $124.1 million, or 28.5%, to $559.5 million for the nine months ended September 30, 2008. The growth in revenue for the period was driven by an increase in redemption revenue of $85.8 million related to a 15.1% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $19.7 million related to growth in issuances of AIR MILES reward miles as the program continues to benefit from the ramp up of new sponsors and the expanded commitment from existing sponsors. The remainder of the increase can be attributable to increases in commission revenue, due to growth in the program, and investment revenue, due to the increase in our redemption settlement assets. Within these revenue increases, changes in the exchange rate of the Canadian dollar also had a $41.0 million positive impact on revenue for the AIR MILES Reward Program.

•

Epsilon Marketing Services. Revenue increased $30.9 million, or 9.3%, to $361.7 million for the nine months ended September 30, 2008. Revenue attributable to our strategic database services increased $23.6 million primarily as a result of additional client signings. Growth within Epsilon Interactive and Abacus, of $3.6 million and $5.6 million, respectively, was partially offset by declines in revenue of certain data products.

•

Private Label Services. Revenue increased $3.0 million, or 1.1%, to $285.0 million for the nine months ended September 30, 2008. Servicing revenue increased $5.7 million as the impact of the loss of the Lane Bryant Portfolio was offset by higher pricing. Additionally, revenue attributable to our marketing programs decreased $2.8 million primarily due to the non-renewal of an expiring contract with an existing client.

•

Private Label Credit. Revenue decreased $54.6 million, or 8.6%, to $579.0 million for the nine months ended September 30, 2008. The decline was primarily due to an 11.8% decrease in securitization income and finance charges, net of $59.6 million, caused by a combination of the loss of the Lane Bryant portfolio, a decline in the gain of the interest-only strip and increased credit losses offset in part by lower financing costs and the sale of certain restricted shares of MasterCard Incorporated class B stock.

•

Corporate/Other. Revenue decreased $20.2 million, or 67.5%, to $9.8 million, as a result of the sale of our mail services business, which generated $28.7 million in revenue for the nine months ended September 30, 2007 but was sold in November 2007. This decrease was offset by revenue of $7.9 million for transition services provided to the acquirers of our utility and merchant services businesses. We expect to provide these services at least through the fourth quarter of 2008.

Operating Expenses. Total operating expenses, excluding depreciation, amortization, stock compensation expense, loss on sale of assets, merger and other costs increased $60.7 million, or 6.3%, to $1,021.2 million during the nine months ended September 30, 2008 from $960.5 million during the comparable period in 2007. Total adjusted EBITDA margin decreased to 32.7% for the nine months ended September 30, 2008 from 33.3% for the comparable period in 2007. The increase in operating expenses and decrease in adjusted EBITDA margins was due to the following:

•

Loyalty Services. Operating expenses, as defined, increased $74.1 million, or 21.7%, to $416.2 million for the nine months ended September 30, 2008. The increase in operating expenses was driven by an increase in AIR MILES reward miles redemptions, which resulted in increased cost of sales for the products redeemed. Within these operating expense increases, changes in the exchange rate of the Canadian dollar increased operating expenses by $30.7 million. Adjusted EBITDA margin increased to 25.6% for the nine months ended September 30, 2008 as compared to 21.4% for the comparable period in 2007. The increase in adjusted EBITDA margin resulted from strong revenue growth combined with a lower cost structure achieved through increased operating leverage.

•

Epsilon Marketing Services. Operating expenses, as defined, increased $22.1 million, or 8.9%, to $271.6 million for the nine months ended September 30, 2008. The increase was attributable to an increase in salaries and benefits associated with the overall growth of the business and the acquisition of Abacus in February 2007. Adjusted EBITDA margin increased to 24.9% for the nine months ended September 30, 2008 as compared to 24.6% for the comparable period in 2007. Our adjusted EBITDA margin was positively impacted by the margin in our strategic database service division, where the growth in revenue outpaced growth in attributable expenses.

•

Private Label Services. Operating expenses, as defined, decreased $3.0 million, or 1.5%, to $197.7 million for the nine months ended September 30, 2008. The decline in operating expenses was due to a reduction in those costs associated with a lower volume of statements generated. Adjusted EBITDA margin increased to 30.7% for the nine months ended September 30, 2008 as compared to 28.8% for the comparable period in 2007. Our adjusted EBITDA margin was positively impacted by the increase in Private Label Services revenue and the decline in operating expenses as described above.

•

Private Label Credit. Operating expenses, as defined, increased $13.4 million, or 3.8%, to $368.6 million for the nine months ended September 30, 2008. The increase in operating expenses was primarily driven by higher servicing costs charged by our Private Label Services segment as well as higher marketing expenses incurred on behalf of our clients. Adjusted EBITDA margin decreased to 36.3% for the nine months ended September 30, 2008 as compared to 43.9% for the comparable period in 2007. Our adjusted EBITDA margin was negatively impacted by the decline in Private Label Credit revenue and the increase in operating expenses as described above.

•

Corporate/Other. Operating expenses, as defined, decreased $40.1 million, or 47.4%, to $44.5 million for the nine months ended September 30, 2008. This decline was primarily due to the impact of the sale of our mail services business in November 2007, as this division generated $34.5 million in operating expenses for the nine months ended September 30, 2007. Corporate operating expenses were also positively impacted by a reduction in benefit costs and payroll expenses resulting from staff reductions made in the third and fourth quarters of 2007.

•

Stock compensation expense. Stock compensation expense decreased $4.0 million, or 11.3%, to $31.2 million for the nine months ended September 30, 2008. The decrease was due to a combination of factors, which included the impact of certain awards which had fully amortized prior to September 30, 2008 and the true-up of certain estimates for forfeitures which reduced stock compensation as well as the reversal of stock compensation for those awards no longer expected to vest. Following the termination of the Merger, we issued equity awards to our employees comprised of restricted stock units which cover a multi-year period, and were larger than in prior years. These awards were issued in the second quarter of 2008, which offset in part the decrease in expense.

•

Depreciation and Amortization. Depreciation and amortization increased $9.4 million, or 10.0%, to $103.4 million for the nine months ended September 30, 2008. This increase was due to an increase of $8.7 million in depreciation and other amortization, in part related to our recent acquisitions and capital expenditures and a $0.7 million increase in the amortization of purchased intangibles related to the acquisition of Abacus offset by certain assets which have been fully amortized.

•

Merger and other costs. Merger and other costs were $8.3 million for the nine months ended September 30, 2008. Costs associated with the proposed merger were approximately $2.3 million and included advisory fees, legal and accounting costs. Although the Merger Agreement was terminated in April 2008, we will expect to incur additional legal costs associated with the termination of the agreement. The $2.3 million includes the $3.0 million reimbursement of costs incurred by us related to the Blackstone entities’ financing of the proposed merger received in July 2008. In addition, we incurred $6.0 million in compensation charges related to the severance of certain employees and other non-routine costs associated with the disposition of our utility services and merchant services businesses.

•

Loss on the sale of assets. In March 2008, we incurred an additional loss of $1.1 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business.

Operating Income. Operating income increased $14.2 million, or 4.2%, to $352.6 million for the nine months ended September 30, 2008 from $338.4 million for the comparable period in 2007. Operating income increased due to the revenue and expense factors discussed above.

Interest Income. Interest income increased $0.9 million, or 12.3%, to $8.6 million for the nine months ended September 30, 2008 from $7.6 million for the comparable period in 2007 due to higher average balances of our short-term cash investments, offset in part by a decrease in the yield earned on those short-term cash investments.

Interest Expense. Interest expense decreased $4.0 million, or 6.7%, to $56.1 million for the nine months ended September 30, 2008 from $60.1 million for the comparable period in 2007. Interest expense on core debt, which includes the credit facilities, senior notes and convertible senior notes decreased $7.5 million primarily as a result of lower average interest rates. Interest on certificates of deposit decreased $0.5 million as a decline in interest rates was offset in part by higher average balances. Interest on our capital leases and other debt increased approximately $4.0 million as a result of additional capital leases entered into during 2008 and the amortization of debt issuance costs, which primarily consist of the fees paid in connection with the convertible senior note offering.

Taxes. Income tax expense increased $8.7 million to $117.0 million for the nine months ended September 30, 2008 from $108.3 million for the comparable period in 2007 due to an increase in taxable income. Our effective tax rate increased to 38.4% from 37.9% for the nine months ended September 30, 2008 and 2007, respectively.

Discontinued Operations

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our condensed consolidated financial statements. Our merchant services business was sold in May 2008 and the majority of our utility services business was sold in July 2008. See Note 4 “Dispositions” for additional information related to the sale of these businesses.

On an after tax basis, loss from discontinued operations decreased $24.9 million to a loss of $22.5 million for the nine months ended September 30, 2008 as compared to a loss of $47.4 million for the comparable period in 2007. The third quarter of 2007 was impacted by a pretax impairment charge of $40.0 million related to the write-down of certain long-lived assets in our utility services business. Additionally, we completed the sale of our merchant services business on May 30, 2008 and the majority of our utility services business in July 2008. As a result of the sale of merchant services, we recorded a pretax gain of $29.0 million, which was offset by losses in our utility services business of $20.6 million resulting from the sale and $19.0 million of impairment charges.

2009 Outlook

We expect to benefit from the following:

•	Loyalty Services’ revenue and adjusted EBITDA growth of 18 and 20 percent, respectively;

•	Epsilon Marketing Services’ revenue and adjusted EBITDA growth of 8 and 13 percent, respectively;

•	Private Label Services’ revenue and adjusted EBITDA growth in the mid-single digit range;

•	Private Label Credit’s portfolio growth in the low double-digit range;

•	Capital expenditures of approximately 3 percent of revenue;

•	Strong free cash flow generation;

•	Excess liquidity; and

•	Accretion from the share repurchase programs.

We expect to be negatively impacted by:

•	Significantly lower foreign currency exchange rates on the Canadian dollar than in prior periods which will reduce revenue and adjusted EBITDA in the fourth quarter of 2008 and in 2009;

•	Financing cost increases due to the current credit environment and actions taken during 2008 to expand our excess liquidity; and

•	Steady and moderate increases in credit loss rates, which will reduce revenue and adjusted EBITDA.

Overall, we expect solid growth to continue during 2009.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At September 30, 2008, 61.2% of our managed accounts with balances and 61.4% of managed receivables were for accounts with origination dates greater than 24 months old. At September 30, 2007, 58.8% of managed accounts with balances and 59.8% of receivables were for managed accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	September 30, 2008	% of total	December 31, 2007	% of total
	(dollars in thousands)
Receivables outstanding	$3,897,208	100%	$4,157,287	100%
Receivables balances contractually delinquent:
31 to 60 days	76,090	2.0%	70,512	1.7%
61 to 90 days	53,328	1.4	48,755	1.2
91 or more days	107,159	2.7	101,928	2.4

Total	$236,577	6.1%	$221,195	5.3%

We expect delinquency rates to average in the mid-5 percent range for the year ending December 31, 2008. Delinquency rates were below the mid-5 percent range during the first six months of 2008 but are expected to average above this rate during the last six months of 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Average managed receivables	$3,840,184	$3,901,632	$3,859,454	$3,890,389
Net charge-offs	66,864	55,445	198,722	164,549
Net charge-offs as a percentage of average managed receivables (annualized)	7.0%	5.7%	6.9%	5.6%

Our public securitization master trust is utilized for the majority of our funding and represents the most mature and stable segment of our private label credit card account portfolio. The following table presents our net charge-offs for the periods indicated for the receivables in our public securitization master trust.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Average managed receivables	$3,120,802	$3,254,046	$3,130,644	$3,243,139
Net charge-offs	50,104	42,899	148,935	127,815
Net charge-offs as a percentage of average managed receivables (annualized)	6.4%	5.3%	6.3%	5.3%

We expect net charge-offs to average in the mid-6 percent range on our public securitization master trust for the year ending December 31, 2008. Net charge-offs were below the mid-6 percent range during the first six months of 2008 but are expected to average above this rate during the last six months of 2008.

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

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash provided by operating activities before change in credit card portfolio activity and merchant settlement activity	$629,717	$334,288
Net change in credit card portfolio activity	171,774	(5,780)
Net change in merchant settlement activity	(131,230)	37,341

Cash provided by operating activities	$670,261	$365,849

We generated cash flow from operating activities before changes in credit card portfolio activity and merchant settlement activity of $629.7 million for the nine months ended September 30, 2008 as compared to $334.3 million for the comparable period in 2007. The increase in operating cash flows before changes in proceeds from the sale of credit card portfolios and merchant settlement activity was primarily related to an increase in deferred revenue. In May 2008, we changed the contractual terms with BMO Bank of Montreal, such that we would assume their liability for the cost of redemptions for their outstanding AIR MILES reward miles, for which we received $369.9 million in cash. These amounts were deferred with the cash placed in our redemption settlement asset account.

In connection with the sale of our merchant services business to Heartland Payment Systems, Inc., our private label credit card banking subsidiary, World Financial Network National Bank entered into an interim transition services agreement, for a period of nine months, to provide card processing and certain services to Heartland’s merchants, including receipt of funds from the card associations and settlement with Heartland. Merchant settlement activity is driven by the number of days of float at the end of the period. For these purposes, “float” means the difference between the number of days we hold cash before remitting the cash to our merchants and the number of days the card associations hold cash before remitting the cash to us. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash used by investing activities was $267.5 million for the nine months ended September 30, 2008 compared to cash used by investing activities of $520.8 million for the comparable period in 2007. Significant components of investing activities are as follows:

•

Acquisitions/Dispositions. Cash outlays, net of cash received, for acquisitions for the nine months ended September 30, 2007 was $438.2 million, relating primarily to the acquisition of Abacus. For the nine months ended September 30, 2008, we received approximately $138.0 million in proceeds from the sale of our merchant services business and the majority of our utility services business.

•

Redemption Settlement Assets. We invested cash flows for redemption settlement assets of $362.4 million for the nine months ended September 30, 2008 as compared to $11.4 million in the comparable period in 2007. In connection with the transaction with BMO Bank of Montreal, we received $369.9 million to assume their liability for the redemption of outstanding AIR MILES reward miles issued by BMO which we placed in our redemption settlement asset account.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of September 30, 2008, we had over $3.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiaries, World Financial Network National Bank and World Financial Capital Bank. Net securitization and credit card receivable activity used cash flows of $12.9 million for the nine months ended September 30, 2008 as compared to providing cash flows of $21.3 million for the comparable period in 2007. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2008 were $37.1 million compared to $78.7 million for the comparable period in 2007. In 2007, we completed certain office relocations and system conversions, and as a result, in 2008, we anticipate that capital expenditures will continue to decrease to approximately 3% of annual revenues.

Financing Activities. Cash used by financing activities was $281.6 million for the nine months ended September 30, 2008 as compared to cash provided by financing of $182.2 million for the comparable period in 2007. Our financing activities during the nine months ended September 30, 2008 relate primarily to borrowings and repayments of debt, proceeds from certain sales-lease back transactions, the repurchases of our common stock, proceeds from the issuance of Warrants and the payment for our Convertible Note Hedges.

Liquidity Sources. In addition to cash generated from operating activities, we have four main sources of liquidity: the securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facility and issuances of equity securities. We believe that internally generated funds and existing sources of liquidity are sufficient to meet current and anticipated financing requirements during the next 12 months.

Securitization Program and Off-Balance Sheet Transactions. Since January 1996, we have sold a majority of the credit card receivables originated by World Financial Network National Bank to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (the “WFN Trusts”) as part of our securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by World Financial Capital Bank, selling them to World Financial Capital Credit Company, LLC which in turn sold them to World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). These securitization programs are the primary vehicle through which we finance World Financial Network National Bank’s and World Financial Capital Bank’s credit card receivables.

In September 2008, World Financial Network Credit Card Master Note Trust issued $57.0 million of Class A Series 2008-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 3.00% per year, $2.7 million of Class M Series 2008-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 5.00% per year, $3.4 million of Class B Series 2008-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 7.50% per year and $9.0 million of Class C Series 2008-A asset backed notes that have a fixed interest rate of 11.50% per year. These notes will mature in August 2010. The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s and Fitch Ratings. In connection with the transaction, World Financial Network Credit Card Master Note Trust also entered into interest rate swaps that effectively fix the interest rate on the notes starting at 3.275% over the two-year term of the interest rate swaps.

Additionally, in September 2008, World Financial Network Credit Card Master Note Trust also issued $120.8 million of Class A Series 2008-B asset backed notes that have a fixed interest rate of 5.55% per year, $5.7 million of Class M Series 2008-B asset backed notes that have a fixed interest rate of 7.80% per year, $7.3 million of Class B Series 2008-B asset backed notes that have a fixed rate of 10.00% per year and $19.1 million of Class C Series 2008-B asset backed notes that have a fixed interest rate of 10.50% per year. These notes will mature in December 2009. The notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s and Fitch Ratings.

As of September 30, 2008, the WFN and WFC Trusts had over $3.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN and WFC Trusts and by the performance of the private label credit cards in the securitization trust. The WFN and WFC Trusts are required to maintain a credit enhancement level of between 4% and 10% of securitized credit card receivables.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and two years and with effective annual fixed rates ranging from 2.9% to 5.5%. As of September 30, 2008, we had $345.8 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facilities. In June 2008, we, as Borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as Guarantors, entered into a Credit Agreement with Wachovia Bank, National Association, as Administrative Agent. The Wachovia facility provided for loans in a maximum amount of $150.0 million. At the closing of the Wachovia facility, we borrowed $150.0 million to fund our obligations with respect to share repurchases under an accelerated stock repurchase agreement. The Wachovia facility was unsecured. The loans under the Wachovia facility were scheduled to mature September 18, 2008 and were paid in full with a portion of the net proceeds from the issuance of our Convertible Notes. The Wachovia facility was terminated effective July 29, 2008.

Our bridge loan facility was repaid in full with a portion of the net proceeds from the issuance of our Convertible Notes and terminated according to its terms effective July 29, 2008.

In July 2008, we exercised the $210.0 million accordion feature of our revolving credit facility, which allowed us to increase our existing $540.0 million unsecured line of credit to a $750.0 million unsecured line of credit.

At September 30, 2008, we had borrowings of $293.0 million outstanding under our credit facility (with a weighted average interest rate of 4.0%) and we had available unused borrowing capacity of approximately $457.0 million. Our credit facility limits our aggregate outstanding letters of credit to $50.0 million.

We utilize our credit facility and excess cash flows from operations to support our acquisition strategy and to fund working capital, capital expenditures and share repurchases. We were in compliance with the covenants under our credit facility at September 30, 2008.

Convertible Senior Notes. In July 2008, we issued $700.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Notes”). We granted to the initial purchasers of the Convertible Notes an option to purchase up to an additional $105.0 million aggregate principal amount of the Convertible Notes solely to cover over-allotments, if any, which was exercised in full on August 4, 2008. Holders of the Convertible Notes have the right to require us to repurchase for cash all or some of their Convertible Notes upon the occurrence of certain fundamental changes.

The Convertible Notes are governed by an indenture dated July 29, 2008 between us and the Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the indenture, the Convertible Notes are general unsecured senior obligations, and pay interest semi-annually in arrears at a rate of 1.75% per annum on February 1 and August 1 of each year beginning February 1, 2009, will be convertible during certain periods and under certain circumstances and, subject to earlier repurchase by us or conversion, will mature on August 1, 2013. We may not redeem the Convertible Notes prior to their maturity date.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, in equal multiples of $1,000 principal amounts, under the following circumstances:

•

during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Notes on the last day of such preceding fiscal quarter;

•

during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate of the Convertible Notes on each such day; or

•	upon the occurrence of certain specified corporate transactions.

In addition, holders may convert their Convertible Notes at their option at any time beginning on April 2, 2013 and ending on the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing circumstances.

Upon conversion, holders of the Convertible Notes will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate at such time. The Convertible Notes have an initial conversion rate of 12.7392 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $78.50 per share), representing an initial conversion premium of approximately 22.5% above the closing price of $64.08 per share of our common stock on July 23, 2008.

Concurrently with the pricing of the Convertible Notes, on July 23, 2008, we entered into convertible note hedge transactions with respect to our common stock (the “Convertible Note Hedges”) with J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch, and Bank of America, N.A., affiliates of two of the initial purchasers (together, the “Hedge Counterparties”). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 8.9 million shares of our common stock at an initial strike price equal to the initial conversion price of the Convertible Notes. Following the exercise of the over-allotment in full on August 4, 2008, the Convertible Note Hedges, cover, subject to customary anti-dilution adjustments, approximately 1.3 million additional shares of our common stock.

Separately but also concurrently with the pricing of the Convertible Notes, on July 23, 2008, we entered into warrant transactions (the “Warrants”) whereby we sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 8.9 million shares of our common stock at an initial strike price of approximately $112.14. Following the exercise of the over-allotment in full on August 4, 2008, the Warrants were also amended with each of the Hedge Counterparties to permit them to acquire, subject to customer anti-dilution adjustments, up to approximately 1.3 million additional shares of our common stock. The amended Warrants will be exercisable and will expire in 79 equal tranches of 64,094 Warrants and an 80th tranche of 64,102 Warrants with respect to each of the Hedge Counterparties beginning on October 30, 2013 and continuing on each business day through February 25, 2014.

The cost of the Convertible Note Hedges, taking into account the proceeds from the sale of the Warrants, was approximately $93.6 million. The cost of the additional Convertible Note Hedges, taking into account the proceeds to the Company, from the sale of the additional Warrants related to the exercise of the over-allotment on August 4, 2008, was $14.0 million.

We used the net proceeds of the offering to (i) fund the repurchase of shares of our common stock pursuant to a new repurchase program (ii) pay approximately $93.6 million, the cost of the convertible note hedge transactions, taking into account the proceeds to us from the warrant transaction, each described above, and (iii) repay the bridge loan facility and the Wachovia facility in full.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Both statements are required to be adopted for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. We are currently assessing the impact of adopting FSP No. 142-3 on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB No. 14-1”). FSP APB No. 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. As a result of the issuance of the Convertible Notes in July 2008, the adoption of FSP APB No.14-1 will have a significant impact on our results of continuing operations beginning January 1, 2009. We expect that net income and earnings per share will be reduced as a result of the adoption of FSP APB No.14-1, but there will be no impact on the amount or timing of the cash interest payments associated with the Convertible Notes.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”). EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. We are currently assessing the impact that adopting EITF No. 07-05 will have on our consolidated financial statements.

In September 2008, the FASB issued proposed amendments to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) as Exposure Drafts which are open for comment until November 14, 2008. The proposed amendments would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No. 140. Currently, a portion of the credit card receivables originated by World Financial Network National Bank or World Financial Capital Bank and ultimately sold to either the WFN Trusts or the WFC Trust, which are QSPEs, as part of our securitization program, is not consolidated on the balance sheet of World Financial Network National Bank or World Financial Capital Bank, as applicable, or any of their affiliates, including ADSC. The amendments, if adopted as proposed, may have a significant impact on our consolidated financial statements as we may lose sales treatment for assets previously sold to the WFN Trusts and the WFC Trust as well as for future securitizations, which could result in all or some portion of the receivables being consolidated on the balance sheet of World Financial Network National Bank or World Financial Capital Bank, as applicable, or their affiliates, including ADSC.

It is not clear whether the proposed amendments to SFAS No. 140 and FIN No. 46R will ultimately be adopted by the FASB and if adopted what form they will take, how they will be implemented, how regulatory authorities will respond or how our bank subsidiaries or we may be affected. It is possible that these revisions will have an adverse impact on us and our bank subsidiaries.

In addition, a new FASB Staff Position, which will require additional disclosures for securitization activities prior to the effective date of the amendments to SFAS No. 140 and FIN No. 46R, is expected to be effective for us as early as December 1, 2008.

In October 2008, the FASB issued Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 provides clarifying guidance on the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” in markets that are not active. FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP SFAS 157-3 did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2007 related to our exposure to market risk from off-balance sheet risk, credit risk, foreign currency exchange risk and redemption reward risk.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $164.0 million for the nine months ended September 30, 2008, which includes both on-and off-balance sheet transactions. Of this total, $56.1 million of the interest expense for 2008 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

At September 30, 2008, we had $5.5 billion of debt, including $3.5 billion of off-balance sheet debt from our securitization program.

	As of September 30, 2008
	Fixed Rate	Variable Rate	Total
	(in millions)
Off-balance sheet	$1,675.0	$1,842.6	$3,517.6
On-balance sheet	1,370.5	638.8	2,009.3

Total	$3,045.5	$2,481.4	$5,526.9

•	At September 30, 2008, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.8% through interest rate swap agreements.

•	At September 30, 2008, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 3.6%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pretax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2008, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pretax income of approximately $19.4 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pretax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

Item 4.	Controls and Procedures

Evaluation

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. We filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. We filed our opposition brief to the motion to dismiss on August 13, 2008, and defendants filed their reply brief on August 27, 2008. A hearing on the motion to dismiss was held on October 17, 2008.

In addition, from time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008.

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

Since January 1996, we have sold a majority of the credit card receivables originated by World Financial Network National Bank to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (the “WFN Trusts”) as part of our securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by World Financial Capital Bank, selling them to World Financial Capital Credit Company, LLC which in turn sold them to World Financial Capital Credit Card Master Note Trust. These securitization programs are the primary vehicle through which we finance World Financial Network National Bank’s and World Financial Capital Bank’s credit card receivables. If World Financial Network National Bank or World Financial Capital Bank were not able to regularly securitize the receivables it originates, our ability to grow or even maintain our Retail business would be materially impaired. World Financial Network National Bank’s and World Financial Capital Bank’s ability to effect securitization transactions is affected by the following factors, some of which are beyond our control:

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

Beginning in the second half of 2007, conditions in the securities market in general and the asset-backed securitization market in particular deteriorated significantly. If these conditions persist, deteriorate further or recur in the future, neither World Financial Network National Bank nor World Financial Capital Bank may be able to securitize the receivables it originates on terms similar to those it has received historically, or at all. In particular, we have approximately $652.8 million of asset-backed notes that will become due in 2009. Our ability to refinance these notes on favorable terms or at all will depend upon our ability to continue to securitize our receivables, which will depend upon the conditions in the securities market at the time, as well as the other factors described above.

Once World Financial Network National Bank and World Financial Capital Bank securitize receivables, the agreement governing the transaction contains covenants that address the receivables’ performance and the continued solvency of the retailer where the underlying sales were generated. In the event such a covenant or other similar covenant is breached, an early amortization event could be declared, whereby the trustee for the securitization trust would retain World Financial Network National Bank’s or World Financial Capital Bank’s interest in the related receivables, along with the excess interest income that would normally be paid to World Financial Network National Bank or World Financial Capital Bank, until the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables.

Interest rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $164.0 million through September 30, 2008, which includes both on-and off-balance sheet transactions. Of this total, $56.1 million of the interest expense for 2008 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At September 30, 2008, we had $5.5 billion of debt, including $3.5 billion of off-balance sheet debt from our securitization programs.

	As of September 30, 2008
	Fixed Rate	Variable Rate	Total
	(in millions)
Off-balance sheet	$1,675.0	$1,842.6	$3,517.6
On-balance sheet	1,370.5	638.8	2,009.3

Total	$3,045.5	$2,481.4	$5,526.9

At September 30, 2008, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.8% through interest rate swap agreements.

At September 30, 2008, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 3.6%

A 1.0% increase in interest rates would result in an estimated decrease to pretax income of approximately $19.4 million related to our debt. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During 2005 and 2006 our Board of Directors authorized three stock repurchase programs to acquire up to an aggregate of $900.0 million of our outstanding common stock through December 2008, as more fully described in the footnote to the table below. In July 2008, we established a new repurchase program, pursuant to which, during the period beginning on July 17, 2008 and ending December 31, 2009, we may repurchase shares of our common stock at an aggregate price not to exceed $1.3 billion.

As of September 30, 2008, we had repurchased 22,898,560 shares of our common stock for approximately $1,272.2 million under these programs. The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(Dollars in millions)
During 2008:
July 1 – 31	5,036,177	$58.66	5,029,405	$1,052.6
August 1 – 31	1,308,619	63.80	1,306,400	969.2
September 1 – 30	688,527	60.69	682,300	927.8

Total	7,033,323	$59.81	7,018,105	$927.8

(1)

During the period represented by the table, 15,218 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On June 9, 2005, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $80.0 million of our outstanding common stock through June 2006. As of the expiration of the program, we acquired the full amount available under this program. On October 27, 2005, we announced that our Board of Directors authorized a second stock repurchase program to acquire up to an additional $220.0 million of our outstanding common stock through October 2006. On October 3, 2006, we announced that our Board of Directors authorized a third stock repurchase program to acquire up to an additional $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of the second stock repurchase program. We acquired the full amount under this third stock repurchase program in July 2008. On July 30, 2008, we announced that our Board of Directors authorized a fourth stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 2009.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Series 2008-A Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.2	Series 2008-B Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

*10.3	Receivables Purchase Agreement, dated as of September 29, 2008 between World Financial Capital Bank and World Financial Capital Credit Company, LLC.

*10.4	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.

*10.5	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.

*10.6	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.

*10.7	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.

Exhibit No.	Description
*10.8	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.

*10.9	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

Date: November 7, 2008

By:	/S/ MICHAEL D. KUBIC
Michael D. Kubic
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 7, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Series 2008-A Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.2	Series 2008-B Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

*10.3	Receivables Purchase Agreement, dated as of September 29, 2008 between World Financial Capital Bank and World Financial Capital Credit Company, LLC.

*10.4	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.

*10.5	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.

*10.6	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.

*10.7	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.

*10.8	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.

*10.9	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).

Exhibit No.	Description
*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement