Form 10-K
period 2008-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2009-03-02
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, 72,254,710 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $4.0 billion (based upon the closing price on the New York Stock Exchange on June 30, 2008 of $56.55 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

As of February 20, 2009, 59,607,219 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2009 Annual Meeting of our stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

ALLIANCE DATA SYSTEMS CORPORATION

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project”, and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. These risks, uncertainties and assumptions include those made with respect to and any developments related to the termination of the proposed merger of the Company with an affiliate of The Blackstone Group, including risks and uncertainties arising from actions that the parties to the merger agreement or third parties may take in connection therewith. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise, except as required by law.

PART I

Item 1.	Business

Our Company

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label and co-brand retail credit programs. We focus on facilitating and managing interactions between our clients and their customers through a variety of consumer marketing channels, including in-store, on-line, catalog, mail and telephone. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift marketing resources away from traditional mass marketing toward more targeted marketing programs that provide measurable returns on marketing investments.

Our client base of more than 800 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Citibank, Hilton, Bank of America, Victoria’s Secret, Canada Safeway, Shell Canada, Pottery Barn, Ann Taylor and J. Crew. Our client base is diversified across a broad range of end-markets, including, among others, financial services, specialty retail, grocery and drugstore chains, petroleum retail, technology, hospitality and travel, media and pharmaceuticals. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

We continue to execute on our growth strategy through internal growth and acquisition of new clients. In 2008, we entered into new agreements for private label retail card services with Hot Topic, Inc., PD Financial Corporation, Beall’s Department Stores, Southern Pipe & Supply Company, and with Orchard Brands for their family of specialty brands. We also acquired the existing private label credit card portfolio of HSN, an interactive lifestyle network and retail destination, and entered into a multi-year agreement to provide both private label and co-brand credit card services to HSN. We signed Hilton HHonors® as a new sponsor in the AIR MILES® Reward Program. We also signed new contracts with Commerce Bank, N.A., Beech-Nut Nutrition Corporation and Marriott International, Inc. to provide integrated email and marketing solutions.

We further expanded our relationships with several key clients, including AnnTaylor Stores, to launch a new co-brand credit program, Gander Mountain to provide fully integrated private label credit services and MedChoice Financial to provide consumer private label credit card services for veterinary customers of Butler Animal Health Supply, LLC. We also signed a multi-year agreement with Citicorp Credit Services, Inc. to design and implement a customized database marketing and analytic platform.

We also completed significant renewals with several of our key clients. We renewed our private label agreements with Dress Barn, Crate and Barrel, New York & Company and The Buckle. Our AIR MILES® Reward Program sponsor renewals in 2008 included Century 21 Canada, Intercontinental Hotel Group, Rona Inc., Boston Pizza and Hudson’s Bay Company. In addition, we signed agreements with Nestlé Purina PetCare, National Geographic Society, and National Multiple Sclerosis Society to continue to provide permission-based email communication and database services.

We also secured a comprehensive long-term renewal and expansion agreement with Bank of Montreal as a sponsor in the AIR MILES Reward Program, pursuant to which Bank of Montreal transferred to us the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by Bank of Montreal as a sponsor. We received $369.9 million from the Bank of Montreal for the assumption of this liability.

During 2008, we announced a disposition plan related to our merchant services and utility services business units based on the conclusion that these business units no longer fit with our business strategy of being a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. In May 2008, we completed the sale of our merchant services business and in July 2008, we completed the sale of the majority of our utilities services business. In February 2009, we completed the sale of the remainder of our utilities services business.

Our corporate headquarters is located at 17655 Waterview Parkway, Dallas, Texas 75252, and our telephone number is 972-348-5100.

Our Market Opportunity and Growth Strategy

We intend to enhance our position as a leading provider of targeted, data-driven and transaction-based marketing and loyalty solutions and to continue our growth in revenue and earnings by pursuing the following strategies:

•

Capitalize on our Leadership in Targeted and Data-Driven Consumer Marketing. We intend to continue to capitalize on the ongoing shift away from traditional mass marketing campaigns to targeted and data-driven marketing programs with measurable return on investment. As consumer companies initiate or expand their targeted and transaction-based marketing strategies, we believe we are well-positioned to acquire new clients and sell additional services to existing clients based on our extensive experience in capturing and analyzing our clients’ customer transaction data to develop targeted marketing programs. We believe our comprehensive portfolio of high-quality targeted marketing and loyalty solutions provides a competitive advantage over peers with more limited service offerings. We seek to extend our leadership position in the transaction-based and targeted marketing services sector by continuing to improve the breadth and quality of our products and services. We also intend to enhance our leadership position in loyalty programs by expanding the scope of the AIR MILES Reward Program and by continuing to develop stand-alone loyalty programs such as the Hilton HHonors Program and the Citi Thank You® Network. We believe that building on our market leadership will enable us to benefit from the anticipated growth in demand for targeted marketing strategies.

•

Sell More Fully Integrated End-to-End Marketing Solutions. In our Epsilon Marketing Services segment, we have assembled what we believe is the industry’s most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications. We are able to offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of which do not currently purchase the full suite of services we offer. In addition, we further intend to integrate our product and service offerings across our business units so that we can provide clients in a broad range of industries with a comprehensive portfolio of targeted marketing solutions, including both coalition and individual loyalty programs, private label retail card programs and other transaction-based marketing solutions. By selling integrated solutions within and across our business units and our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.

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

Products and Services

Our products and services are reported under four segments—Loyalty Services, Epsilon Marketing Services, Private Label Services, and Private Label Credit. We have traditionally marketed and sold our products and services on a stand-alone basis but increasingly market and sell them on an integrated basis. Our products and services are listed below. Financial information about our segments and geographic areas appears in Note 20 “Segment Information” of our consolidated financial statements.

Segment	Products and Services
Loyalty Services	• AIR MILES Reward Program

Epsilon Marketing Services	• Marketing Services
—Analytical services
—Strategic consulting and creative services
—Proprietary data services
—Marketing database services
—Interactive communications

Private Label Services	• Processing Services
—New account processing
—Billing and payment processing
—Remittance processing
—Customer care

Private Label Credit	• Private Label Receivables Financing
—Underwriting and risk management
—Receivables funding

Loyalty Services

Our Loyalty Services clients are focused on targeting, acquiring and retaining loyal and profitable customers. We use the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our clients within this segment include, among others, financial services providers, supermarkets, petroleum retailers, specialty retailers and pharmaceutical companies.

Our AIR MILES Reward Program is the largest coalition loyalty program in Canada, with over 120 sponsors participating in the program. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop within a range of retailers and other sponsors participating in the AIR MILES Reward Program. These AIR MILES reward miles operate as points that consumers, who we refer to as collectors, can redeem for travel or other awards. We believe that one of the reasons our AIR MILES Reward Program is so popular, as evidenced by the approximately 70% participation rate for Canadian households, is that it allows consumers to rapidly accumulate AIR MILES reward miles across a significant portion of their day to day spending. The three primary parties involved in our AIR MILES Reward Program are: sponsors, collectors and suppliers, each of which is described below.

Sponsors. More than 120 brand name sponsors participate in our AIR MILES Reward Program, including Canada Safeway, Shell Canada, Jean Coutu, Amex Bank of Canada and Bank of Montreal. The AIR MILES Reward Program is a full service outsourced loyalty program for our sponsors, who pay us a fee per AIR MILES reward mile issued, in return for which we provide all marketing, customer service and rewards and redemption management. We typically grant participating sponsors exclusivity in their market category, enabling them to realize incremental sales and increase market share as a result of their participation in the AIR MILES Reward Program coalition.

Collectors. Collectors earn AIR MILES reward miles at thousands of retail and service locations in addition to the many locations where collectors can use certain cards issued by Bank of Montreal and Amex Bank of Canada to earn AIR MILES reward miles. The AIR MILES Reward Program offers a reward structure that provides a quick, easy and free way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards through their day to day shopping at participating sponsors.

Suppliers. We enter into agreements with airlines, movie theaters and manufacturers of consumer electronics and other providers to supply rewards for the AIR MILES Reward Program, with over 300 suppliers using the AIR MILES Reward Program as an additional distribution channel for their products. Suppliers include such well-recognized companies as Apple, Starbucks and Sony.

Epsilon Marketing Services

Epsilon Marketing Services is a leader in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services. We offer customer management and loyalty solutions by using data, database technologies, analytics and delivery platforms to maximize the value and loyalty of our clients’ customers and assist our clients in acquiring new customers. Our marketing programs target and reach individual consumers and provide a measurable return on our clients’ marketing investments. We are also an industry leader in providing customer acquisition and retention solutions by using cooperative databases containing consumer transactional data from more than 1,500 multi-channel catalogers, retailers, on-line merchants and business-to-business marketers. We also operate what we believe to be the world’s largest permission-based email marketing platform. We offer our clients a full end-to-end solution, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications, which we believe provides us with a competitive advantage over other marketing services providers with more limited service offerings. Epsilon Marketing Services has over 500 clients, operating primarily in the financial services, specialty retail, hospitality and pharmaceutical end-markets.

Analytical Services. We provide behavior-based, demographic and attitudinal segmentation, acquisition, attrition, cross-sell and up-sell, retention, loyalty and value predictive modeling, and program evaluation, testing and measurement across our integrated marketing services.

Strategic Consulting and Creative. We provide consulting services that analyze our client’s business, brand and/or product strategy to create customer campaigns and sales channel strategies and tactics designed to further optimize our clients’ customer relationships and marketing return on investment. We also provide direct marketing program design, development and management, campaign design and execution, value proposition and business case development, concept development and creative media consulting, print, imaging and personalization services, data processing services, fulfillment services and mailing services.

Proprietary Data Services. We provide various data services that we believe are essential to making informed marketing decisions. Together with our clients, we use this data to develop highly targeted, individualized marketing programs that build stronger customer relationships and increase response rates in marketing programs.

Marketing Database Services. We provide design and management of outsourced loyalty programs, integrated marketing databases, customer and prospect data integration and data hygiene, campaign management and marketing application integration and web design and development.

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

Private Label Services

Our Private Label Services segment assists some of the best known retailers in extending their brand with a private label and/or co-brand credit account that can be used by customers at the clients’ store locations, or through on-line or catalog purchases. Our co-brand credit accounts can also be used by customers outside of our clients’ store locations. Our clients include Victoria’s Secret, Ann Taylor, Eddie Bauer, Pottery Barn, Pac Sun and The Buckle. We provide service and maintenance to our clients’ private label credit and co-brand credit programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Private Label Services segment performs processing services for our Private Label Credit segment in connection with that segment’s private label credit and co-brand programs. These inter-segment services accounted for approximately 97.1% of Private Label Services’ revenue for the year ended December 31, 2008. We have developed a proprietary credit system designed specifically for retailers that has the flexibility to be customized to accommodate our clients’ specific needs. We have also built into the system marketing tools to assist our clients in increasing sales. We use our Quick Credit and On-Line Prescreen products to originate new private label and co-brand credit accounts. We believe that these products provide an effective marketing advantage over competing services.

We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills on-line. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit receivables that we own or securitize. Our customer care operations are influenced by our retail heritage. We focus our training programs in all areas to achieve the highest possible standards and monitor our performance by conducting surveys with our clients and their customers. Our call centers are equipped to handle phone, mail, fax and on-line inquiries. We also provide collection activities on delinquent accounts to support our private label and co-brand credit programs.

Private Label Credit

Our Private Label Credit segment provides risk management solutions, account origination and funding services for our more than 100 private label and co-brand retail credit programs. Through these programs, we managed approximately $4.1 billion in average receivables from approximately 22 million active accounts for the year ended December 31, 2008, with an average balance during that period of approximately $394 for accounts with outstanding balances. We process millions of credit applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new account-holders and establishing their credit limits. These procedures help us segment prospects into narrower ranges within each risk score provided by credit bureaus, allowing us to better evaluate individual credit risk and tailor our risk-based pricing accordingly. Our accountholder base consists primarily of middle- to upper-income individuals, in particular 35 to 49 year-old married females who use our accounts primarily as brand affinity tools rather than pure financing instruments, resulting in lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

Historically, we have used a securitization program as our primary funding vehicle for retail credit receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit accounts to a special purpose entity that then sells them to a master trust. Our securitizations are treated as sales for accounting purposes and, accordingly, the receivables are removed from our balance sheet. We retain an ownership interest in the receivables, which is commonly referred to as a seller’s interest, and a residual interest in the trust, which is commonly referred to as an interest-only strip. As of December 31, 2008, Limited Brands accounted for approximately 18.8% of the receivables in the trust portfolio.

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

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently have seven patent applications pending with the U.S. Patent and Trademark Office and one international application. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending in Argentina, New Zealand, the European Union and the Madrid Protocol, Peru, Mexico, Venezuela, Brazil, United Kingdom, Australia, China, Hong Kong, Japan and Singapore.

Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.

Loyalty Services. As a provider of marketing services, our Loyalty Services segment generally competes with advertising and other promotional and loyalty programs, both traditional and on-line, for a portion of a client’s total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. We expect competition to intensify as more competitors enter our market. Competitors with our AIR MILES Reward Program may target our sponsors and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will also depend on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers. Intensifying competition may make it more difficult for us to do this.

Epsilon Marketing Services. Our Epsilon Marketing Services segment generally competes with a variety of niche providers. These competitors’ focus has primarily been on one or two services within the marketing value chain, rather than the full spectrum of data-driven marketing services used for both traditional and on-line advertising and promotional programs. In addition, Epsilon Marketing Services also competes against internally developed products and services created by our existing clients and others. We expect competition to intensify as more competitors enter our market. For our targeted direct marketing services offerings, our ability to continue to capture detailed customer transaction data is critical in providing effective customer relationship management strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients’ objective to continually improve their return on marketing investment.

Private Label Services and Private Label Credit. Our Private Label Credit and Private Label Services segments generally compete primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically these retailers have customers that make more frequent and smaller transactions. As a result, we are able to analyze card-based transaction data we obtain through managing our card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement targeted marketing strategies and to develop successful customer relationship management strategies for our clients. As an issuer of private label retail cards, we compete with other payment methods, primarily general purpose credit cards like Visa and MasterCard, which we also issue primarily as co-branded private label retail cards, American Express and Discover Card, as well as cash, checks and debit cards.

Regulation

Federal and state laws and regulations extensively regulate the operations of our credit card services bank subsidiary, World Financial Network National Bank, and our industrial bank subsidiary, World Financial Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of World Financial Network National Bank and World Financial Capital Bank, and they impose significant restraints on those companies to which other non-regulated companies are not subject. Because World Financial Network National Bank is deemed a credit card bank and World Financial Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a national bank, World Financial Network National Bank is still subject to overlapping supervision by the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC; and, as an industrial bank, World Financial Capital Bank is still subject to overlapping supervision by the FDIC and the State of Utah.

World Financial Network National Bank and World Financial Capital Bank must maintain minimum amounts of regulatory capital. If World Financial Network National Bank or World Financial Capital Bank does not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. World Financial Capital Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. World Financial Network National Bank must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Under the National Bank Act, if the capital stock of World Financial Network National Bank is impaired by losses or otherwise, we, as the sole shareholder, may be assessed the deficiency. To the extent necessary, if a deficiency in capital still exists, the FDIC may be appointed as a receiver to wind up World Financial Network National Bank’s affairs.

Before World Financial Network National Bank can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, World Financial Network National Bank may only pay dividends to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, World Financial Network National Bank must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that World Financial Network National Bank is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, that regulatory authority may require, after notice and hearing, that World Financial Network National Bank also cease and desist from the unsafe practice. To pay any dividend, World Financial Capital Bank must also maintain adequate capital above regulatory guidelines.

As part of a portfolio acquisition in 2003 by World Financial Network National Bank, which required approval by the OCC, the OCC required World Financial Network National Bank to enter into an operating agreement with it and a capital adequacy and liquidity maintenance agreement with us. The operating agreement requires World Financial Network National Bank to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. This operating agreement has not required any changes in World Financial Network National Bank’s operations. The capital adequacy and liquidity maintenance agreement memorializes our current obligations to World Financial Network National Bank.

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

Employees

As of December 31, 2008, we had approximately 7,400 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy, for a fee, any document we file or furnish at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our web site. Our web site is www.AllianceData.com. No information from this web site is incorporated by reference herein. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Executives and Chief Executive Officer, and code of ethics for Board Members on our web site. These documents are available free of charge to any stockholder upon request.

We submitted the certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 30, 2008 with no qualification. In addition, we have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of our public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

Item 1A.	Risk Factors

RISK FACTORS

Risk Factors Related to Our Business

Our 10 largest clients represented 48.4 % of our consolidated revenue in 2008 and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our ten largest clients represented approximately 48.4% of our consolidated revenue during the year ended December 31, 2008, with Bank of Montreal representing approximately 16.0% of our 2008 consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue. In addition, our ten largest clients in the Private Label Services segment and the Private Label Credit segment are the same, and any loss of such clients could have a material adverse effect on our revenue and profitability generated by each of these segments.

Loyalty Services. Loyalty Services represents 31.5% of total revenue. Our ten largest clients in this segment represented approximately 79.6% of our Loyalty Services revenue in 2008. Bank of Montreal and Canada Safeway represented approximately 42.9% and 11.0%, respectively, of this segment’s revenue for 2008. Our contract with Bank of Montreal expires in 2013, subject to automatic renewal at five-year intervals, and our contract with Canada Safeway expires in 2010.

Epsilon Marketing Services. Epsilon Marketing Services represents 20.5% of total revenue. Our ten largest clients in this segment represented approximately 28.7% of our Epsilon Marketing Services revenue in 2008, of which 13.3% represent clients in the financial services industry.

Private Label Services. Private Label Services represents 16.0% of total revenue. Our ten largest clients in this segment represented approximately 75.3% of our Private Label Services revenue for this segment in 2008. Limited Brands and its retail affiliates represented approximately 20.9% and Redcats represented approximately 11.5% of our revenue for this segment in 2008. Our contracts with Limited Brands and its retail affiliates expire in 2012, and our contract with Redcats expires in 2018.

Private Label Credit. Private Label Credit represents 31.3% of total revenue. Our ten largest clients in this segment represented approximately 77.6% of our Private Label Credit revenue for this segment in 2008. Limited Brands and its retail affiliates represented approximately 21.5% and Redcats represented 11.9% of our revenue for this segment in 2008. Our contracts with Limited Brands expire in 2012 and our contract with Redcats expires in 2018.

The markets for the services that we offer may fail to expand or may contract and this could negatively impact our growth and profitability.

Our growth and continued profitability depend on acceptance of the services that we offer. Our clients may not continue to use loyalty and targeted marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if customers make fewer purchases of our Private Label Services customers’ products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

Since January 1996, we have sold a majority of the credit card receivables originated by World Financial Network National Bank to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (the “WFN Trusts”) as part of our securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by World Financial Capital Bank, selling them to World Financial Capital Credit Company, LLC, which in turn sold them to World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). These securitization programs are a significant funding vehicle through which we finance World Financial Network National Bank’s and World Financial Capital Bank’s credit card receivables. If World Financial Network National Bank or World Financial Capital Bank were not able to regularly securitize the receivables it originates, our ability to fund new credit card receivables and to grow or even maintain our Private Label business would be materially impaired. World Financial Network National Bank’s and World Financial Capital Bank’s ability to effect securitization transactions is affected by the following factors, some of which are beyond our control:

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

Beginning in the second half of 2007 and intensifying throughout 2008, conditions in the securities market in general and the asset-backed securitization market in particular deteriorated significantly. If these conditions persist, deteriorate further or recur in the future, neither World Financial Network National Bank nor World Financial Capital Bank may be able to securitize the receivables it originates on terms similar to those it has received historically, or at all. In particular, we have $652.8 million of asset-backed notes that will become due in 2009. In addition, the Company has approximately $2.6 billion in private conduit capacity of which $1.1 billion was outstanding at December 31, 2008 and coming due at various dates in 2009. Our ability to refinance these notes on favorable terms or at all will depend upon our ability to continue to securitize our receivables, which will depend upon the conditions in the securities market at the time, as well as the other factors described above.

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

Recent government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position.

The U.S. Government recently enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve Board’s Term Asset Backed Securities Loan Facility and the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Additionally, the governments of many nations have announced similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. During the period that these programs are in place, we could temporarily benefit from the terms of the programs or from the conditions for participation, relative to other companies that do not participate in the programs we do or other companies could benefit from programs that we are not eligible to, or elect not to, participate in. To the extent that we participate in these programs or other similar programs, there is no assurance that such programs will remain available for sufficient periods of time or on acceptable terms to benefit us, and the expiration of such programs could have unintended adverse effects on us.

Unprecedented levels of market volatility could adversely affect our ability to meet our liquidity needs.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Historically, a large portion of our credit card receivables have been financed using public and private asset-backed securities transactions. Due to the market disruptions, the asset-backed securitization market has not been available at suitable volume and pricing levels. It is difficult to predict if, or when, asset-backed securitization markets will return to their historical capacity and pricing levels and there can be no assurance that such markets will continue to be a reliable source of financing for our bank subsidiaries. If current levels of market disruption and volatility continue or worsen, we would need to seek other sources of financing to meet our liquidity needs, including using our current credit facility or brokered certificates of deposit and/or by seeking other funding sources, including certain of the government announced programs, such as the Term Asset-Backed Securities Loan Facility. However, under such extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient.

Increases in net charge-offs beyond our current estimates could have a negative impact on our operating income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs beyond historical levels will reduce the net spread available to us from the securitization master trust and could result in a reduction in finance charge income or a write-down of the interest-only strip and our retained interest in the securitization program represented in our consolidated balance sheets as due from securitization. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our credit card receivables and the average age of our various credit card account portfolios. The average age of our credit card receivables affects the stability of delinquency and loss rates of the portfolio. An older credit card portfolio generally drives a more stable performance in the portfolio. For 2008, our managed receivables net charge-off ratio was 7.3% compared to 5.8% and 5.0% for 2007 and 2006, respectively. Our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses. Any material increases in delinquencies and losses beyond our current estimates could have a materially adverse impact on us and the value of our net retained interests in loans that we sell through securitizations.

Changes in the amount of payments and defaults by cardholders on credit card balances may cause a decrease in the estimated value of our interest-only strips.

The estimated fair value of our residual interest in our securitized credit card receivables, which we refer to as our interest-only strips, depends upon the anticipated cash flows of the related credit card receivables. A significant factor affecting the anticipated cash flows is the rate at which the underlying principal of the securitized credit card receivables is reduced. Other assumptions used in estimating the value of the interest-only strips include estimated future credit losses and a discount rate commensurate with the risks involved. The rate of cardholder payments or defaults on credit card balances may be affected by a variety of economic factors, including interest rates and the availability of alternative financing, most of which are not within our control. A decrease in interest rates could cause cardholder payments to increase, thereby requiring a write down of the interest-only strips. If payments from cardholders or defaults by cardholders exceed our estimates, we may be required to decrease the estimated value of the interest-only strips through a charge against earnings.

Interest rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $230.5 million for 2008, which includes both on-and off-balance sheet transactions. Of this total, $79.2 million of the interest expense for 2008 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. We enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2008, we had $6.3 billion of debt, including $3.9 billion of off-balance sheet debt from our securitization program.

	As of December 31, 2008
	Fixed rate	Variable rate	Total
	(In millions)
Off-balance sheet	$1,675.0	$2,200.7	$3,875.7
On-balance sheet	1,362.2	1,053.9	2,416.1

Total	$3,037.2	$3,254.6	$6,291.8

•	At December 31, 2008, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.8% through interest rate swap agreements.

•	At December 31, 2008, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 3.6%.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2008, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $30.9 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

We expect growth in our Private Label Credit and Private Label Services segments to result from new and acquired credit card programs whose credit card receivable performance could result in increased portfolio losses and negatively impact our net retained interests in loans securitized.

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

A significant portion of our Loyalty Services segment revenue is derived from our operations in Canada, which transact business in Canadian dollars. Therefore, our reported financial information from quarter-to-quarter will be affected by changes in the exchange rate between the U.S. and Canadian dollars over the relevant periods. We do not hedge any of our exchange rate exposure in our Canadian operations. For the year ended December 31, 2008, a 10% decline of the Canadian dollar would have resulted in a decrease in pre-tax income of approximately $18.7 million.

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

We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our senior credit facility, our note purchase agreement, our indenture governing the convertible senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing our convertible senior notes and the agreements governing our other indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes;

•	reduce or delay investments and capital expenditures;

•	cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations; and

•

prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the convertible senior notes.

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

Proposed changes to accounting standards could have a significant impact on the Company, the WFN Trusts, the WFC Trust or our bank subsidiaries.

In September 2008, the Financial Accounting Standards Board (“FASB”) issued proposed amendments to Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and Financial Accounting Standards Board Interpretation No. 46R (“FIN No. 46R”). The proposed amendments would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No. 140. Currently, a significant portion of the credit card receivables originated by World Financial Network National Bank or World Financial Capital Bank and ultimately sold to the WFN Trusts or the WFC Trust, which are QSPEs, as part of our securitization program are not consolidated on the balance sheet of World Financial Network National Bank, World Financial Capital Bank or any of their affiliates, including the Company. One current consequence of this accounting treatment is that neither World Financial Network National Bank, World Financial Capital Bank nor any of their affiliates, including the Company, are required to include this portion of the receivables as an asset when calculating the banks’ minimum regulatory capital ratios or allowances for loan losses. The amendments to SFAS No. 140 and FIN No. 46R, if adopted as proposed, may have a significant impact on the Company’s consolidated financial statements as the Company may lose sales treatment for assets previously sold to the WFN Trusts and the WFC Trust as well as for future securitizations, which could result in all or some portion of the receivables being consolidated on the balance sheet of World Financial Network National Bank, World Financial Capital Bank or their affiliates, including the Company. It is not clear whether the proposed amendments to SFAS No. 140 and FIN No. 46R ultimately will be adopted by the FASB and if adopted what form they will take, how they will be implemented, how regulatory authorities will respond or how our bank subsidiaries or the Company may be affected. It is possible that these revisions will have an adverse impact on our bank subsidiaries or the Company.

Litigation against Blackstone Capital Partners V L.P. is costly and could be disruptive to our business.

We are currently pursuing legal action against Blackstone Capital Partners V L.P. in connection with the termination of the Merger Agreement, dated as of May 17, 2007, among us, Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc.) and Aladdin Merger Sub, Inc., pursuant to which we were to be acquired by affiliates of The Blackstone Group L.P. Further, we may be exposed to additional litigation claims relating to the proposed Blackstone merger and the termination of the related merger agreement. Regardless of the outcome, we have and may continue to incur substantial expenses in connection with such litigation. In addition, the potential of such litigation to divert the time and attention of our management from our day-to-day business is substantial. As with any litigation, we cannot predict with certainty the outcome of the proceedings, but the costs and time expended for such litigation could have a material negative impact on our results of operations and financial condition and could adversely affect our stock price.

We rely on third party vendors to provide products and services. Our profitability could be adversely impacted if they fail to fulfill their obligations.

The failure of our suppliers to deliver products and services in sufficient quantities and in a timely manner could adversely affect our business. If our significant vendors were unable to renew our existing contracts we might not be able to replace the related product or service at the same cost which would negatively impact our profitability.

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

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $35.7 million for the year ended December 31, 2008.

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

Historically, we have engaged in a significant number of acquisitions, and those acquisitions have contributed to our growth in revenue and profitability. We believe that acquisitions will continue to be a key component of our growth strategy. However, we may not be able to continue to locate and secure acquisition candidates on terms and conditions that are acceptable to us. If we are unable to identify attractive acquisition candidates, our growth could be impaired.

There are numerous risks associated with acquisitions, including:

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

Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

The enactment of new or amended legislation or industry regulations arising from public concern over consumer privacy issues could have a material adverse impact on our marketing services. Legislation or industry regulations regarding consumer privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow. In addition to the United States and Canadian regulations discussed below, we have expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional or more stringent legislation and regulations regarding consumer privacy.

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

In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Similar measures were implemented in Canada beginning September 1, 2008. Regulations in both the United States and Canada give consumers the ability to “opt out,” through a national do-not-call registry and state do-not-call registries of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our clients. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties.

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

As part of our AIR MILES Reward Program, targeted marketing services programs and credit card programs, we maintain marketing databases containing information on consumers’ account transactions. Although we have extensive security procedures, our databases may be subject to unauthorized access. If we experience a security breach, the integrity of our databases could be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, marketing services or credit card programs could decline if any compromise of security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from consumers or regulatory enforcement actions and adversely affect our client relationships.

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

Current and proposed regulation and legislation relating to our retail credit services could limit our business activities, product offerings and fees charged.

Various federal and state laws and regulations significantly limit the retail credit services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a materially adverse effect on our profitability or further restrict the manner in which we conduct our activities. In December 2008, the Federal Reserve Board promulgated final rules amending both Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act). These rules, which become effective July 1, 2010, act to limit or modify certain credit card practices and require increased disclosures to consumers. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing and two-cycle billing. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a materially adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

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

Before World Financial Network National Bank can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, World Financial Network National Bank may pay dividends only to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, World Financial Network National Bank must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that World Financial Network National Bank is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, that regulatory authority may require, after notice and hearing, that World Financial Network National Bank cease and desist from the unsafe practice. To pay any dividend, World Financial Capital Bank must also maintain adequate capital above regulatory guidelines. Accordingly, neither World Financial Network National Bank nor World Financial Capital Bank may be able to make any of its cash or other assets available to us, including servicing our indebtedness.

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

The markets for our products and services are highly competitive and we expect competition to intensify in each of those markets. Many of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Certain of our segments also compete against in-house staffs of our current clients and others or internally developed products and services by our current clients and others. For example, as a result of increasing competitors in the loyalty market, including from Aeroplan, Air Canada’s frequent flyer program, we may experience greater competition in attracting and retaining sponsors in our AIR MILES Reward Program. Our ability to generate significant revenue from clients and partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. We may not be able to compete successfully against our current and potential competitors.

In 2008, our Private Label Services segment derived approximately 97.1% of its revenue from servicing cardholder accounts for the Private Label Credit segment. If the Private Label Credit segment suffered a significant client loss, our revenue and profitability attributable to the Private Label Services segment could be materially and adversely affected.

Our Private Label Services segment performs card processing and servicing activities for cardholder accounts generated by our Private Label Credit segment. During 2008, our Private Label Services segment derived $371.6 million, or 97.1%, of its revenues, from these services for our Private Label Credit segment. The financial performance of our Private Label Services segment, therefore, is linked to the activities of our Private Label Credit segment. If the Private Label Credit segment were to lose a significant client, our revenue and profitability attributable to the Private Label Services segment could be materially and adversely affected.

Anti-takeover provisions in our organizational documents, Delaware law and the fundamental change purchase rights of our convertible senior notes may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent or delay change of control transactions or attempts by our stockholders to replace or remove our current management.

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

•

fundamental change purchase rights of our convertible senior notes, which allow such noteholders to require us to purchase all or a portion of their convertible senior notes upon the occurrence of a fundamental change, as well as provisions requiring an increase to the conversion rate for conversions in connection with make-whole fundamental changes.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline or delay or prevent our stockholders from receiving a premium over the market price of our common stock that they might otherwise receive.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 20, 2009, we had an aggregate of 101,606,866 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 21,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 7,085,810 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 20, 2009, including options to purchase approximately 3,504,337 shares exercisable as of February 20, 2009 or that will become exercisable within 60 days after February 20, 2009. We have reserved for issuance 1,500,000 shares of our common stock, 952,880 of which remain issuable, under our 401(k) and Retirement Savings Plan. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

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

Conversion of the convertible senior notes may dilute the ownership interest of existing stockholders.

The conversion of some or all of the convertible senior notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the conversion of the convertible senior notes into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2008, we leased approximately 55 general office properties worldwide, comprising over 2.5 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Dallas, Texas	Corporate	230,061	October 31, 2010
Dallas, Texas	Corporate	61,750	July 31, 2017
Columbus, Ohio	Corporate, Private Label Credit	199,112	November 30, 2017
Columbus, Ohio	Private Label Services	103,161	January 31, 2014
Westerville, Ohio	Private Label Services	100,800	May 31, 2011
Toronto, Ontario, Canada	Loyalty Services	176,566	September 30, 2017
Toronto, Ontario, Canada	Loyalty Services	16,124	October 31, 2014
New York, New York	Epsilon Marketing Services	50,648	January 31, 2018
Wakefield, Massachusetts	Epsilon Marketing Services	113,433	December 31, 2020
Irving, Texas	Epsilon Marketing Services	150,232	June 30, 2018
Thornton, Colorado	Epsilon Marketing Services	7,148	January 31, 2012
Lafayette, Colorado	Epsilon Marketing Services	80,132	April 30, 2016
Earth City, Missouri	Epsilon Marketing Services	116,783	September 30, 2012

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

On March 17, 2008, we notified the Blackstone Entities that they were in breach of the Merger Agreement and demanded that the Blackstone Entities cure the breaches including, among other things, obtaining required regulatory approvals from the OCC and the FDIC.

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

Pursuant to the Merger Agreement, if we terminate the Merger Agreement as a result of Parent’s or Merger Sub’s breach or failure to perform that causes specified closing conditions not to be satisfied, Parent is required to pay, or cause to be paid, to us a fee of $170.0 million (the “Business Interruption Fee”). Blackstone Capital PartnersV L.P. (“BCP V”) provided a limited guarantee pursuant to which, among other things, BCP V guarantees payment of the Business Interruption Fee and up to $3.0 million of other amounts for which the Blackstone Entities are liable under the Merger Agreement. We have demanded that Parent pay the Business Interruption Fee, and commenced litigation on April 18, 2008 seeking full and timely payment of this fee by BCP V, as guarantor of the fee, in the New York State Supreme Court (the “New York action”).

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

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. We filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. We filed our opposition brief to the motion to dismiss the amended complaint on August 13, 2008, and defendants filed their reply brief on August 27, 2008. A hearing on the motion to dismiss was held on October 17, 2008. The Delaware Court of Chancery granted defendants motion to dismiss the amended complaint on January 15, 2009. We filed a notice of appeal from the Delaware Court of Chancery’s opinion and order dismissing the amended complaint in its entirety with the Delaware Supreme Court on February 12, 2009.

In addition, from time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange and trades under the symbol “ADS.” The following table sets forth for the periods indicated the high and low composite per share prices as reported by the New York Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2008
First quarter	$75.00	$39.54
Second quarter	62.50	47.00
Third quarter	67.68	47.54
Fourth quarter	66.15	34.76

Fiscal Year Ended December 31, 2007
First quarter	$68.10	$56.78
Second quarter	80.30	61.15
Third quarter	79.60	70.88
Fourth quarter	80.79	63.65

Holders

As of February 20, 2009, the closing price of our common stock was $29.60 per share, there were 59,607,219 shares of our common stock outstanding, and there were approximately 41 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant. In addition, under the terms of our credit facility, we are restricted in the amount of any dividends or return of capital, other distribution, payment or delivery of property or cash to our common stockholders.

Issuer Purchases of Equity Securities

On October 3, 2006, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of a prior stock repurchase program. We acquired the full amount authorized under this stock repurchase program by July 2008. On July 30, 2008, we announced that our Board of Directors authorized a subsequent stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 2009. As of December 31, 2008, we had repurchased 25,803,960 shares of our common stock for approximately $1,404.2 million under all stock repurchase programs authorized since June 2005.

The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(In millions)
During 2008:
October 1-31	1,119,883	$50.50	1,112,900	$871.6
November 1-30	991,915	41.39	985,200	830.8
December 1-31	813,256	43.34	807,300	795.8

Total	2,925,054	$45.42	2,905,400	$795.8

(1)	During the period represented by the table, 19,654 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)	On October 3, 2006, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock through December 2008, in addition to any amount remaining available at the expiration of a prior stock repurchase program. We acquired the full amount authorized under this stock repurchase program by July 2008. On July 30, 2008, we announced that our Board of Directors authorized a subsequent stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 2009.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under the 2003 Long Term Incentive Plan, the Amended and Restated Stock Option Plan, the 2005 Long Term Incentive Plan, the Executive Annual Incentive Plan or the Amended and Restated Employee Stock Purchase Plan:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	3,614,339	$32.90	1,266,683	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	3,614,339	$32.90	1,266,683

(1)	Includes 774,655 shares available for future issuance under the Amended and Restated Employee Stock Purchase Plan.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2003, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group selected by us.

The companies in the peer group are Affiliated Computer Services, Inc., American Express Company, Acxiom Corporation, Capital One Financial Corporation, Fidelity National Information Services, Inc., Convergys

Corporation, DST Systems, Inc., Fiserv, Inc., Global Payments Inc., Harte-Hanks, Inc., MasterCard, Incorporated, The Western Union Company, and Total Systems Services, Inc.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

	Alliance Data Systems Corporation	S&P 500	Peer Group
December 31, 2003	$100	$100	$100
December 31, 2004	171.53	110.88	116.21
December 31, 2005	128.61	116.33	121.78
December 31, 2006	225.69	134.70	136.10
December 31, 2007	270.92	142.10	132.09
December 31, 2008	168.10	89.53	68.72

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below for the years ended December 31, 2008, 2007 and 2006 is derived from audited financial statements. Information for the year ended December 31, 2005 and 2004 can be found in our previously filed Current Report on Form 8-K dated May 30, 2008. The Company’s financial statements have been presented with our merchant and utility services businesses as discontinued operations. All historical statements have been restated to conform to this presentation.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Income statement data
Total revenue	$2,025,267	$1,962,159	$1,650,549	$1,232,480	$956,636
Cost of operations (exclusive of amortization and depreciation disclosed separately below)(1)	1,342,039	1,304,631	1,095,929	833,283	641,067
General and administrative(1)	82,804	80,898	91,815	88,797	75,819
Depreciation and other amortization	68,527	59,688	48,499	40,545	37,369
Amortization of purchased intangibles	67,291	67,323	40,926	23,004	13,415
Loss on sale of assets	1,052	16,045	—	—	—
Merger costs	3,053	12,349	—	—	—

Total operating expenses	1,564,766	1,540,934	1,277,169	985,629	767,670

Operating income	460,501	421,225	373,380	246,851	188,966
Fair value loss on interest rate derivative	—	—	—	—	808
Interest expense, net	63,648	69,381	40,722	13,905	6,651

Income from continuing operations before income taxes	396,853	351,844	332,658	232,946	181,507
Provision for income taxes	153,454	137,403	126,261	86,318	67,560

Income from continuing operations	243,399	214,441	206,397	146,628	113,947
Loss from discontinued operations, net of taxes	(26,006)	(50,380)	(16,792)	(7,883)	(11,576)

Net income	$217,393	$164,061	$189,605	$138,745	$102,371

Income from continuing operations per share—basic	$3.40	$2.74	$2.59	$1.78	$1.41
Income from continuing operations per share—diluted	$3.31	$2.65	$2.53	$1.73	$1.36
Net income per share—basic	$3.04	$2.09	$2.38	$1.69	$1.27
Net income per share—diluted	$2.95	$2.03	$2.32	$1.64	$1.22
Weighted average shares used in computing per share amounts—basic	71,502	78,403	79,735	82,208	80,614
Weighted average shares used in computing per share amounts—diluted	73,640	80,811	81,686	84,637	84,040

(1)	Included in general and administrative is stock compensation expense of $18.9 million, $20.7 million, $15.5 million, $7.9 million, and $10.6 million for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively. Included in cost of operations is stock compensation expense of $29.8 million, $27.6 million, $20.3 million, $3.0 million, and $4.4 million, for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Adjusted EBITDA(2)
Adjusted EBITDA	$655,161	$632,185	$498,596	$321,361	$254,707
Other financial data
Cash flows from operating activities	$451,019	$571,521	$397,910	$109,081	$348,629
Cash flows from investing activities	$(512,518)	$(694,808)	$(472,102)	$(330,951)	$(399,859)
Cash flows from financing activities	$(20,306)	$197,075	$112,270	$278,579	$66,369

Segment Operating data
Private label statements generated	125,230	135,261	135,764	124,836	123,292
Credit sales	$7,272,893	$7,502,947	$7,444,298	$6,582,800	$6,227,421
Average managed receivables	$3,919,353	$3,909,627	$3,640,057	$3,170,485	$3,021,800
AIR MILES reward miles issued	4,463,181	4,143,000	3,741,834	3,246,553	2,834,125
AIR MILES reward miles redeemed	3,121,799	2,723,524	2,456,932	2,023,218	1,782,185

(2)	See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 39 for a discussion of our use of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance sheet data
Seller’s interest and credit card receivables, net	$639,573	$652,434	$569,389	$479,108	$248,074
Redemption settlement assets, restricted	531,594	317,053	260,957	260,963	243,492
Total assets	4,357,039	4,162,395	3,481,199	2,996,096	2,300,996
Deferred revenue	995,634	828,348	651,506	610,533	547,123
Certificates of deposit	688,900	370,400	299,000	379,100	94,700
Long-term and other debt, including current maturities	1,727,175	957,650	741,618	452,449	334,968
Total liabilities	3,962,919	2,965,429	2,409,666	2,074,989	1,430,476
Total stockholders’ equity	394,120	1,196,966	1,071,533	921,107	870,520

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through a variety of consumer marketing channels, including in-store, catalog, mail, telephone and on-line. We capture data created during each customer interaction, analyze the data and leverage the insight derived from that data to enable clients to identify and acquire new customers, as well as to enhance customer loyalty. We believe that our services are becoming increasingly valuable as companies continue to shift their marketing resources away from traditional mass marketing campaigns toward more targeted marketing programs that provide measurable returns on marketing investments. We operate in the following business segments: Loyalty Services, Epsilon Marketing Services, Private Label Credit and Private Label Services.

Loyalty Services. The Loyalty Services segment generates revenue primarily from our coalition loyalty program in Canada.

In our AIR MILES Reward Program, we primarily collect fees from our clients based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. All of the fees collected for AIR MILES reward miles issued are deferred and recognized over time. AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of Loyalty Services’ revenue and indicators of the success of the program. These two drivers are also important in the revenue recognition process.

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

•

AIR MILES Reward Miles Redeemed: Redemptions show that collectors are redeeming AIR MILES reward miles to collect the rewards that are offered through our programs, which is an indicator of the success of the program. We also recognize revenue from the redemptions of AIR MILES reward miles by collectors. The revenue related to the redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that we estimate will go unused by the collector base or “breakage.” We currently estimate breakage to be 28% of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of a mile in the periods presented. Our estimated breakage changed from one-third to 28% effective June 1, 2008. See Note 10 “Deferred Revenue” of our consolidated financial statements for additional information.

Our AIR MILES Reward Program tends to be more resilient to economic swings, because many of our sponsors are in non-discretionary retail categories such as grocery stores, gas stations and pharmacies. Additionally, we target the sponsors’ most loyal customers, who we believe are unlikely to significantly change their spending patterns. We are impacted by changes in the exchange rate between the U.S. dollar and the Canadian dollar.

Epsilon Marketing Services. Epsilon Marketing Services is a leader in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services. Epsilon Marketing Services has over 500 clients, primarily in the financial services, specialty retail, hospitality and pharmaceutical end-markets.

Private Label Services. The Private Label Services segment primarily generates revenue based on the number of statements generated, customer calls handled, remittance processing, customer care and various marketing services. Statements generated represent the number of statements generated for our credit cards. The number of statements generated in any given period is a fairly reliable indicator of the number of active account holders during that period.

Companies are increasingly outsourcing their non-core processes such as billing and customer care. The Private Label Services segment is primarily affected by those industry trends that affect our Private Label Credit segment as discussed below.

Private Label Credit. The Private Label Credit segment provides risk management solutions, account origination and funding services for our more than 100 private label retail and co-branded credit card programs. Private Label Credit primarily generates revenue from securitization income, servicing fees from our securitization trusts and merchant discount fees. Private label credit sales and average managed receivables are the two primary drivers of revenue for this segment.

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

The Private Label Credit segment is affected by increased outsourcing in targeted industries. The growing trend of outsourcing private label retail card programs leads to increased accounts and balances to finance. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers. Additionally, economic trends can impact this segment. Interest expense is a significant component of operating costs for the securitization trusts.

Corporate/Other. This includes corporate overhead which is not allocated to our segments, as well as all other immaterial businesses.

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

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. In May 2008, we sold our merchant services business; in July 2008, we sold the majority of our utility services business; and in February 2009, we completed the sale of the remainder of our utility services business.

2009 Outlook

Despite the difficult current macro-environment, we expect solid growth to continue during 2009. We expect that Loyalty Services will have growth, in local currency, in revenue and adjusted EBITDA in the mid-teens, more in line with its historical growth rates. We expect relationships with our sponsors to expand and grow, while adding new sponsors and expanding into new categories. However, we expect that our results will be negatively impacted by changes in the value of the Canadian dollar. We expect Epsilon Marketing Services will have growth rates in revenue and adjusted EBITDA in a similar range as achieved during 2008, as the demand for database, analytics and interactive services should continue. For Private Label Credit, we expect credit losses to average approximately 9.2%, in line with expected unemployment rate movement. However, we expect to mitigate the impact of higher credit losses with portfolio growth from 2008 signings coupled with the benefit of a lower cost of funds as spreads continue to narrow in 2009. In addition, we expect strong cash flow generation, with capital expenditures of approximately 3% of revenue. We also expect our earnings per share to benefit from the share repurchase programs. Overall, we expect to see moderate Adjusted EBITDA growth overall, despite the difficult macro-environment.

Year in Review Highlights

Our results for the year ended December 31, 2008 included the following significant agreements and continued selective execution of our acquisition strategy:

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

•

In March 2008, we announced the completion of a new financing facility with Barclays Capital by our private label credit card banking subsidiary, World Financial Network National Bank, to accommodate 88% of their upcoming maturity of $600.0 million of asset-backed bonds.

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

•

In April 2008, we announced that RONA Inc., a top-5 AIR MILES sponsor and Canadian distributor and retailer of hardware, home renovation and gardening products, has signed a multi-year renewal agreement as a national sponsor in our AIR MILES Reward Program.

•

In May 2008, we announced the signing of a multi-year contract extension with specialty retailer Dress Barn, Inc. to continue providing private label credit card services for their Dress Barn and Maurice’s-branded stores.

•	In May 2008, we signed a comprehensive long-term renewal and expansion agreement with Bank of Montreal, as a sponsor in our AIR MILES Reward Program, pursuant to which Bank of Montreal transferred to us the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by Bank of Montreal as a sponsor. We received $369.9 million from the Bank of Montreal for the assumption of this liability.

•	In May 2008, we completed the sale of our merchant services business to Heartland Payments Systems, Inc.

•

In June 2008, we announced the signing of a multi-year renewal agreement with multi-channel home furnishings retailer Crate and Barrel to continue providing private label credit card services for its in-store, web and catalog sales channels.

•

In June 2008, we announced the signing of a multi-year extension agreement with Nestlé Purina PetCare Company to continue to host and manage Nestlé Purina’s multi-brand interactive marketing database platform.

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

•

In July 2008, we entered into a purchase agreement under which we sold $700.0 million aggregate principal amount of 1.75% convertible senior notes due 2013. In August 2008, the initial purchasers of the convertible senior notes exercised their over-allotment option in full and purchased an additional $105.0 million aggregate principal amount of convertible senior notes.

•	In July 2008, we announced that our board of directors had approved a stock repurchase program to acquire up to an additional $1.3 billion of our common stock through December 31, 2009.

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

•

In October 2008, we announced that our private label credit card banking subsidiaries had successfully completed new funding facilities totaling $1.4 billion, which spanned the public, private, short-term, and term asset-backed markets.

•

In October 2008, we announced the signing of a multi-year agreement with the National Multiple Sclerosis Society to continue to provide integrated database solutions for the Society’s home office and 54 chapter offices nationwide.

•

In November 2008, we announced the signing of a multi-year contract renewal with The Buckle, a multi-channel retailer of apparel, footwear, and accessories, to continue to provide private label credit card services.

•	In November 2008, we announced that Boston Pizza had signed a multi-year renewal agreement as a national sponsor in our AIR MILES Reward Program.

•	In December 2008, we announced the signing of a multi-year agreement with Marriott International, Inc. to provide a full suite of email marketing services.

•

In December 2008, we announced that under an existing agreement with MedChoice Financial, a provider of patient financing, we would provide consumer private label credit card services for veterinary customers of Butler Animal Health Supply, LLC, which serves companion animal, equine and large animal veterinarians throughout the United States.

•

In December 2008, we announced that Hudson’s Bay Company, a diversified general merchandise retailer, had signed a multi-year renewal agreement as a national sponsor and rewards supplier in our AIR MILES Reward Program.

•

In December 2008, we completed the purchase of HSN’s portfolio of existing credit card receivables with outstanding balances of approximately $138.9 million for approximately $141.7 million and entered into a multi-year agreement to provide both private label and co-brand credit card services to HSN.

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

Securitization of credit card receivables. We utilize a securitization program to finance a majority of the credit card receivables that we underwrite. We use our off-balance sheet securitization program to lower our cost of funds and more efficiently use capital. In a securitization transaction, we sell credit card receivables originated by our Private Label Credit segment to a trust and retain servicing rights to those receivables, an equity interest in the trust, an interest in the receivables and retained interests in our subordinated notes. Our securitization trusts allow us to sell credit card receivables to the trusts on a daily basis. The securitization trusts are deemed to be qualifying special purpose entities under GAAP and are appropriately not included in our consolidated financial statements. Our interest in our securitization program is represented on our consolidated balance sheets as seller’s interest (our interest in the receivables) and due from securitizations (our retained interests and credit enhancement components).

The trusts issue bonds in the capital markets and notes in private transactions. The proceeds from the bonds and other debt are used to fund the receivables, while cash collected from cardholders is used to finance new receivables and repay borrowings and related borrowing costs. The excess spread is remitted to us as securitization income.

Our residual interest, often referred to as an interest-only strip, is recorded at fair value. The fair value of our interest-only strip represents the present value of the anticipated cash flows we will receive over the estimated life of the receivables, which ranges from 9.25 months to 11 months. This anticipated excess cash flow consists of the excess of finance charges and past-due fees net of the sum of the return paid to bond and note holders, estimated contractual servicing fees and credit losses. Because there is not a highly liquid market for these assets, we estimate the fair value of the interest-only strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the interest-only strip. The fair value of the interest-only strip, and the corresponding gain or loss, will be impacted by the estimated excess spread over the following two or three quarters. The excess spread is impacted primarily by finance and late fees collected, net charge-offs and interest rates.

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

If management used different assumptions in estimating the value of the interest-only strip, the impact could have a significant effect on our consolidated financial statements. For example, a 10% change in the net charge-off rate assumption for our securitized credit card receivables could have resulted in a change of approximately $12.0 million in the value of the interest-only strip as of December 31, 2008.

We also retain certain subordinated beneficial interests in our securitized assets, primarily Class M, Class B and Class C notes issued by the securitization trusts as well as seller’s interest.

Seller’s interest ranks pari passu with investors’ interests in the securitization trusts and is carried on our consolidated financial statements at their estimated fair values. Changes in the fair values of our seller’s interest are recorded through securitization income and finance charges, net, on our consolidated statements of income. We determine the fair value of our seller’s interest through discounted cash flow models. The estimated cash flows used include assumptions related to rates of payments and defaults, which reflect economic and other relevant conditions. The discount rate used is based on an interest rate curve that is observable in the market place plus a credit spread. If management used different assumptions in estimating the value of seller’s interest, it could have an impact on our consolidated financial statements. For example a 10% change in the net charge-off rate assumption could have resulted in a decrease of approximately $0.6 million in the value of the seller’s interest as of December 31, 2008.

Our retained interests are classified as available-for-sale investment securities and are carried on our consolidated financial statements at their estimated fair values. Changes in the fair values of these notes are recorded in other comprehensive income within stockholders’ equity. The fair value of these securities are estimated utilizing discounted cash flow models, where the interest and principal payments are discounted at assumed current market rates for the same or comparable transactions. In doing these valuations, management makes certain assumptions about the credit spreads the market participants would demand on the same or similar investments given the currently inactive market for credit card asset-backed securities. Assumed discount rates are derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. If management used different assumptions in estimating the value of our retained interests, it could have an impact on our consolidated financial statements. For example, a 10% change in the discount rate could have resulted in a decrease of approximately $6.2 million in the value of the retained interest as of December 31, 2008.

See Note 7 “Securitization of Credit Card Receivables” of our consolidated financial statements for additional information.

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

The amount of revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile of 42 months and a breakage rate of 28% subsequent to June 1, 2008 and one-third for previous periods presented.

In May 2008, we secured a comprehensive long-term renewal and expansion agreement with Bank of Montreal as a sponsor in the AIR MILES Reward Program, pursuant to which Bank of Montreal transferred to us the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by Bank of Montreal as a sponsor. We received $369.9 million for the assumption of this liability. Historically, AIR MILES reward miles issued by Bank of Montreal have been excluded from our estimate of breakage as Bank of Montreal had the responsibility of redemption, and therefore no breakage estimate was required. However, changing the nature of our agreement required us to include these miles in our analysis, which impacted both the redemption rate and our estimate of breakage. After evaluating the impact of this transaction, we adjusted our estimate of breakage from one-third to 28%. The decline in the breakage rate assumption was due to greater redemption activity by collectors who use Bank of Montreal credit cards. The change in estimate had no impact on the total redemption liability, but reduced the amount of deferred breakage within the redemption liability that is expected to be recognized over the expected life of the AIR MILES reward mile.

Breakage and the life of an AIR MILES reward mile is based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors. The estimated life of an AIR MILES reward mile and breakage are actively monitored by management and subject to external influences that may cause actual performance to differ from estimates.

We believe that the issuance and redemption of AIR MILES reward miles is influenced by the nature and volume of sponsors, the type of rewards offered, the overall health of the Canadian economy, the nature and extent of AIR MILES Reward Program promotional activity in the marketplace and the extent of competing loyalty programs. These influences will primarily affect the average life of an AIR MILES reward mile. We do not believe that the estimated life will vary significantly over time, consistent with historical trends. The shortening of the life of an AIR MILES reward mile would accelerate the recognition of revenue and may affect the breakage rate. As of December 31, 2008, we had $995.6 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 10 “Deferred Revenue” of our consolidated financial statements.

Stock-based compensation. On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share- Based Payment” (“SFAS No. 123R”). We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123R, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

We used a binomial lattice option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables included our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimated the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimated the volatility of our common stock by using an implied volatility. We based the risk-free interest rate that we used in the option pricing model on a forward curve of risk free interest rates based on constant maturity rates provided by the U.S. Treasury. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the awards’ requisite service periods, which are generally the vesting periods. No options were issued during 2008.

If factors change and we employ different assumptions for estimating stock-based compensation expense, the future periods may differ from what we have recorded in the current period and could affect our operating income, net income and net income per share.

See Note 14 “Stock Compensation Plans” of our consolidated financial statements for further information regarding the SFAS No. 123R disclosures.

Income Taxes. We account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN No. 48”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 12 “Income Taxes” of our consolidated financial statements for additional detail on our uncertain tax positions and further information regarding FIN No. 48.

Inter-Segment Sales

Our Private Label Services segment performs card processing and servicing activities related to our Private Label Credit segment. For this, our Private Label Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on current estimated market rates for similar services. This fee represents an operating cost to the Private Label Credit segment and corresponding revenue for our Private Label Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by our Private Label Services segment from servicing our Private Label Credit segment, and consequently paid by our Private Label Credit segment to our Private Label Services segment, are set forth under “Eliminations” in the tables presented in the annual comparisons in our “Results of Operations.”

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, fair value loss on interest rate derivative, loss on the sale of assets, merger and other costs, depreciation and other amortization and amortization of purchased intangibles.

We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from Adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The adjusted EBITDA measure presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Income from continuing operations	$243,399	$214,441	$206,397	$146,628	$113,947
Stock compensation expense	48,734	48,311	35,791	10,961	14,957
Provision for income taxes	153,454	137,403	126,261	86,318	67,560
Interest expense, net	63,648	69,381	40,722	13,905	6,651
Fair value loss on interest rate derivative	—	—	—	—	808
Loss on the sale of assets	1,052	16,045	—	—	—
Merger and other costs(1)	9,056	19,593	—	—	—
Depreciation and other amortization	68,527	59,688	48,499	40,545	37,369
Amortization of purchased intangibles	67,291	67,323	40,926	23,004	13,415

Adjusted EBITDA	$655,161	$632,185	$498,596	$321,361	$254,707

(1)	Represents expenditures directly associated with the proposed merger with an affiliate of The Blackstone Group, compensation charges related to the departure of certain employees related to cost saving initiatives and other non-routine costs associated with the disposition of certain businesses. In July 2008, we received $3.0 million from the Blackstone entities as reimbursement of certain costs incurred by us related to the Blackstone Entities’ financing of the proposed merger with an affiliate of The Blackstone Group.

Results of Operations

Year ended December 31, 2008 compared to the year ended December 31, 2007

	Year Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$755,546	$628,792	$126,754	20.2%
Epsilon Marketing Services	490,998	458,610	32,388	7.1
Private Label Services	382,650	370,832	11,818	3.2
Private Label Credit	750,365	827,952	(77,587)	(9.4)
Corporate/Other	17,337	33,360	(16,023)	(48.0)
Eliminations	(371,629)	(357,387)	(14,242)	4.0

Total	$2,025,267	$1,962,159	$63,108	3.2%

Adjusted EBITDA:
Loyalty Services	$204,895	$132,136	$72,759	55.1%
Epsilon Marketing Services	126,558	118,219	8,339	7.1
Private Label Services	115,939	99,084	16,855	17.0
Private Label Credit	254,176	350,079	(95,903)	(27.4)
Corporate/Other	(46,407)	(67,333)	20,926	(31.1)

Total	$655,161	$632,185	$22,976	3.6%

Stock compensation expense:
Loyalty Services	$12,611	$7,353	$5,258	71.5%
Epsilon Marketing Services	8,853	11,380	(2,527)	(22.2)
Private Label Services	6,591	5,613	978	17.4
Private Label Credit	1,788	774	1,014	131.0
Corporate/Other	18,891	23,191	(4,300)	(18.5)

Total	$48,734	$48,311	$423	0.9%

Depreciation and amortization:
Loyalty Services	$29,796	$24,601	$5,195	21.1%
Epsilon Marketing Services	75,481	71,901	3,580	5.0
Private Label Services	8,854	8,429	425	5.0
Private Label Credit	11,486	11,231	255	2.3
Corporate/Other	10,201	10,849	(648)	(6.0)

Total	$135,818	$127,011	$8,807	6.9%

Adjusted operating expenses(1):
Loyalty Services	$550,651	$496,656	$53,995	10.9%
Epsilon Marketing Services	364,440	340,391	24,049	7.1
Private Label Services	266,711	271,748	(5,037)	(1.9)
Private Label Credit	496,189	477,873	18,316	3.8
Corporate/Other	63,744	100,693	(36,949)	(36.7)
Eliminations	(371,629)	(357,387)	(14,242)	4.0

Total	$1,370,106	$1,329,974	$40,132	3.0%

Operating income (loss):
Loyalty Services	$162,488	$100,184	$62,304	62.2%
Epsilon Marketing Services	39,591	34,935	4,656	13.3
Private Label Services	99,059	85,042	14,017	16.5
Private Label Credit	240,902	338,075	(97,173)	(28.7)
Corporate/Other	(81,539)	(137,011)	55,472	(40.5)

Total	$460,501	$421,225	$39,276	9.3%

Adjusted EBITDA margin(2):
Loyalty Services	27.1%	21.0%	6.1%
Epsilon Marketing Services	25.8	25.8	0.0
Private Label Services	30.3	26.7	3.6
Private Label Credit	33.9	42.3	(8.4)

Total	32.3%	32.2%	0.1%

Segment operating data:
Private label statements generated	125,230	135,261	(10,031)	(7.4)%
Credit sales	$7,272,893	$7,502,947	$(230,054)	(3.1)%
Average managed receivables	$3,919,353	$3,909,627	$9,758	0.2%
AIR MILES reward miles issued	4,463,181	4,143,000	320,181	7.7%
AIR MILES reward miles redeemed	3,121,799	2,723,524	398,275	14.6%

(1)	Adjusted operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, merger and other costs.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue. Total revenue increased $63.1 million, or 3.2%, to $2,025.3 million for the year ended December 31, 2008 from $1,962.2 million for the comparable period in 2007 due to the following:

•

Loyalty Services. Revenue increased $126.8 million, or 20.2%, to $755.5 million due to strong organic growth. Our AIR MILES Reward Program growth was driven by an increase in redemption revenue of $83.5 million related to a 14.6% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $16.9 million related to growth in issuances of AIR MILES reward miles as the program continues to benefit from the ramp up of new sponsors and the expanded commitment from existing sponsors. Additionally, Loyalty Services experienced increases in commission revenue of $13.9 million due to growth in the program and investment revenue of $6.7 million due to the increase in our redemption settlement assets. Within our revenue increase, changes in the exchange rate of the Canadian dollar on a full year basis had a minimal impact on revenue for the AIR MILES Reward Program.

•

Epsilon Marketing Services. Revenue increased $32.4 million, or 7.1%, to $491.0 million due to an increase of $37.8 million in revenue from strategic database services and interactive services (permission-based email). This increase was generated through a combination of new client signings as well as organic growth as we continued to provide additional services to our existing clients. This growth was partially offset by declines in revenue of $5.4 million related to our data products and our direct mail services which were impacted by lower volumes.

•

Private Label Services. Revenue increased $11.8 million, or 3.2%, to $382.7 million due to an increase in servicing revenue of $14.2 million as the impact of the loss of the Lane Bryant portfolio was offset by higher pricing. Additionally, revenue attributable to our marketing programs decreased $2.4 million primarily due to the non-renewal of an expiring contract with an existing client.

•

Private Label Credit. Revenue decreased $77.6 million, or 9.4%, to $750.4 million due to an 11.9% decrease in securitization income and finance charges, net, resulting from a combination of higher credit losses of approximately 150 basis points, a lower collected yield of approximately 100 basis points, an improvement of approximately 45 basis points in cost of funds and the loss of the Lane Bryant portfolio.

•

Corporate/Other. Revenue decreased $16.0 million, or 48.0%, to $17.3 million due to the loss of revenue from our Mail Services business of $31.6 million which, was sold on November 7, 2007. This decrease was offset by revenue of $13.8 million for transition services provided to the acquirers of our utility and merchant services businesses.

Adjusted Operating Expenses. For purposes of the discussion below, total adjusted operating expenses excludes stock compensation expense, depreciation expense, amortization expense, loss on sale of assets, merger and other costs. Total adjusted operating expenses increased $40.1 million, or 3.0%, to $1,370.1 million for the year ended December 31, 2008 from $1,330.0 million during the comparable period in 2007. Adjusted EBITDA margin increased to 32.3% for the year ended December 31, 2008 from 32.2% for the comparable period in 2007.

•

Loyalty Services. Adjusted operating expenses, as defined, increased $54.0 million, or 10.9%, to $550.7 million for the year ended December 31, 2008 from $496.7 million for the comparable period in 2007. The increase in adjusted operating expenses was driven by an increase in AIR MILES rewards miles redemptions, which resulted in an additional $56.3 million in cost of sales for the awards to satisfy the redemptions. Within these adjusted operating expenses increases, changes in the exchange rate of the Canadian dollar had a minimal impact. Adjusted EBITDA margin increased to 27.1% for the year ended December 31, 2008 from 21.0% for the comparable period in 2007. The increase in adjusted EBITDA margin resulted from strong revenue growth combined with a lower cost structure achieved through increased operating leverage.

•

Epsilon Marketing Services. Adjusted operating expenses, as defined, increased $24.0 million, or 7.1%, to $364.4 million for the year ended December 31, 2008 from $340.4 million for the comparable period in 2007. The increase was driven by salaries and benefits which increased by $22.7 million to support the overall growth of the business. Adjusted EBITDA margin remained flat at 25.8% for the year ended December 31, 2008 and the comparable period in 2007.

•

Private Label Services Adjusted operating expenses, as defined, decreased $5.0 million, or 1.9%, to $266.7 million for the year ended December 31, 2008 from $271.7 million for the comparable period in 2007. The decline in adjusted operating expenses was due to a reduction in those costs associated with a lower volume of statements generated. Adjusted EBITDA margin increased to 30.3% for the year ended December 31, 2008 from 26.7% for the comparable period in 2007. Our adjusted EBITDA margin was positively impacted by the increase in intersegment Private Label Services revenue and the decline in adjusted operating expenses as described above.

•

Private Label Credit. Adjusted operating expenses, as defined, increased $18.3 million, or 3.8%, to $496.2 million for the year ended December 31, 2008 from $477.9 million for the comparable period in 2007. The increase in adjusted operating expenses was driven by higher servicing costs charged by our Private Label Services segment as well as higher marketing expenses incurred on behalf of our clients. Adjusted EBITDA margin decreased to 33.9% for the year ended December 31, 2008 from 42.3% for the comparable period in 2007. Our adjusted EBITDA margin was negatively impacted by the decline in Private Label Credit revenue and the increase in adjusted operating expenses as described above.

•

Corporate/Other. Adjusted operating expenses, as defined, decreased $36.9 million, or 36.7%, to $63.7 million for the year ended December 31, 2008 from $100.7 million for the comparable period in 2007. The decline in adjusted operating expenses was impacted by the sale of our Mail Services division on November 7, 2007, as this division generated $39.5 million in adjusted operating expenses during 2007.

Stock compensation expense. Stock compensation expense increased $0.4 million, or 0.9%, to $48.7 million for the year ended December 31, 2008 from $48.3 million for the comparable period in 2007. The increase is the result of the issuance of equity awards comprised of restricted stock units covering a multi-year period in the second quarter of 2008. The increase in expense as a result of the granting of these awards was offset by a reduction in stock compensation resulting from certain awards becoming fully amortized prior to December 31, 2008, the true-up of certain estimates for forfeitures, as well as the reversal of stock compensation for those awards no longer expected to vest.

Depreciation and Amortization. Depreciation and amortization increased $8.8 million, or 6.9%, to $135.8 million for the year ended December 31, 2008 from $127.0 million for the comparable period in 2007. This increase was due to an additional $8.8 million in depreciation and other amortization in part related to our recent acquisitions and capital expenditures.

Merger and other costs. Merger and other costs were $9.1 million for the year ended December 31, 2008. Costs associated with the proposed merger were approximately $3.1 million and included advisory fees, legal and accounting costs. Although the Merger Agreement was terminated in April 2008, we expect to continue to incur additional legal costs associated with the termination of the agreement. The $3.1 million is net of the $3.0 million reimbursement received in July 2008 for costs incurred by us related to the Blackstone entities’ financing of the proposed merger. In addition, we incurred $6.0 million in compensation charges related to the severance of certain employees and other non-routine costs associated with the disposition of our businesses.

Loss on sale of assets. In March 2008, we incurred an additional loss of $1.1 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business.

Operating Income. Operating income increased $39.3 million, or 9.3%, to $460.5 million for the year ended December 31, 2008 from $421.2 million during the comparable period in 2007. Operating income was impacted by the revenue and expense factors discussed above.

Interest Income. Interest income increased $5.2 million, or 49.4%, to $15.6 million for the year ended December 31, 2008 from $10.4 million for the comparable period in 2007. This increase was due to higher average balances of our short-term cash investments, offset in part by a decrease in the yield earned on those short-term cash investments.

Interest Expense. Interest expense decreased $0.6 million, or 0.7%, to $79.2 million for the year ended December 31, 2008 from $79.8 million for the comparable period in 2007. Interest expense on core debt, which includes our credit facilities and senior notes and convertible senior notes decreased $8.0 million primarily as a result of lower average interest rates. Interest on certificates of deposit increased $1.1 million as a decline in interest rates was offset in part by higher average balances. Interest on our capital leases and other debt increased approximately $6.3 million as a result of additional capital leases entered into during 2008 and the amortization of debt issuance costs, which includes the fees paid in connection with the convertible senior note offering.

Taxes. Income tax expense increased $16.1 million to $153.5 million for the year ended December 31, 2008 from $137.4 million for the comparable period in 2007 due to an increase in taxable income. Our effective tax rate decreased to 38.7% for the year ended December 31, 2008 compared to 39.1% for the comparable period in 2007.

Loss from Discontinued Operations. In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our condensed consolidated financial statements. Our merchant services business was sold in May 2008 and the majority of our utility services business was sold in July 2008. See Note 4 “Acquisitions and Dispositions” of our consolidated financial statements for additional information related to the sale of these businesses.

On an after tax basis, loss from discontinued operations decreased $24.4 million to $26.0 million for the year ended December 31, 2008 as compared to $50.4 million for the comparable period in 2007. The year ended December 31, 2007 was impacted by a pre-tax impairment charge of $40.0 million related to the write-down of certain long-lived assets in our utility services business.

As a result of the completion of the sales of our merchant services business in May 2008 and the majority of our utility services business in July 2008, the 2008 amounts do not reflect a full year of operations. We also recorded a pre-tax gain of $29.0 million related to the sale of our merchant services business which was offset by losses in our utility services business of $20.7 million resulting from the sale and $19.0 million of impairment charges.

Year ended December 31, 2007 compared to the year ended December 31, 2006

	Year Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$628,792	$541,227	$87,565	16.2%
Epsilon Marketing Services	458,610	302,070	156,540	51.8
Private Label Services	370,832	382,680	(11,848)	(3.1)
Private Label Credit	827,952	745,336	82,616	11.1
Corporate/Other	33,360	37,025	(3,665)	(9.9)
Eliminations	(357,387)	(357,789)	402	(0.1)

Total	$1,962,159	$1,650,549	$311,610	18.9%

Adjusted EBITDA:
Loyalty Services	$132,136	$103,652	$28,484	27.5%
Epsilon Marketing Services	118,219	74,158	44,061	59.4
Private Label Services	99,084	119,835	(20,751)	(17.3)
Private Label Credit	350,079	282,705	67,374	23.8
Corporate/Other	(67,333)	(81,754)	14,421	(17.6)

Total	$632,185	$498,596	$133,589	26.8%

Stock compensation expense:
Loyalty Services	$7,353	$7,492	$(139)	(1.9)%
Epsilon Marketing Services	11,380	5,489	5,891	107.3
Private Label Services	5,613	5,482	131	2.4
Private Label Credit	774	869	(95)	(10.9)
Corporate/Other	23,191	16,459	6,732	40.9

Total	$48,311	$35,791	$12,520	35.0%

Depreciation and amortization:
Loyalty Services	$24,601	$22,793	$1,808	7.9%
Epsilon Marketing Services	71,901	34,473	37,428	108.6
Private Label Services	8,429	10,425	(1,996)	(19.1)
Private Label Credit	11,231	11,408	(177)	(1.6)
Corporate/Other	10,849	10,326	523	5.1

Total	$127,011	$89,425	$37,586	42.0%

Adjusted operating expenses(1):
Loyalty Services	$496,656	$437,575	$59,081	13.5%
Epsilon Marketing Services	340,391	227,912	112,479	49.4
Private Label Services	271,748	262,845	8,903	3.4
Private Label Credit	477,873	462,631	15,242	3.3
Corporate/Other	100,693	118,779	(18,086)	(15.2)
Eliminations	(357,387)	(357,789)	402	(0.1)

Total	$1,329,974	$1,151,953	$178,021	15.5%

Operating income (loss):
Loyalty Services	$100,184	$73,369	$26,815	36.5%
Epsilon Marketing Services	34,935	34,196	739	2.2
Private Label Services	85,042	103,927	(18,885)	(18.2)
Private Label Credit	338,075	270,428	67,647	25.0
Corporate/Other	(137,011)	(108,540)	(28,471)	26.2

Total	$421,225	$373,380	$47,845	12.8%

Adjusted EBITDA margin(2):
Loyalty Services	21.0%	19.2%	1.8%
Epsilon Marketing Services	25.8	24.5	1.3
Private Label Services	26.7	31.3	(4.6)
Private Label Credit	42.3	37.9	4.4

Total	32.2%	30.2%	2.0%

Segment operating data:
Private label statements generated	135,261	135,764	(503)	(0.4)%
Credit sales	$7,502,947	$7,444,298	$58,649	0.8%
Average managed receivables	$3,909,627	$3,640,057	$269,570	7.4%
AIR MILES reward miles issued	4,143,000	3,741,834	401,166	10.7%
AIR MILES reward miles redeemed	2,723,524	2,456,932	266,592	10.9%

(1)	Adjusted operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, merger and other costs.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

Revenue. Total revenue increased $311.6 million, or 18.9%, to $1,962.2 million for the year ended December 31, 2007 from $1,650.5 million for the comparable period in 2006 due to the following:

•

Loyalty Services. Revenue increased $87.6 million, or 16.2%, due to strong organic growth. Our AIR MILES Reward Program growth was driven by an increase in redemption revenue of $68.2 million related to a 10.9% increase in the redemption of AIR MILES reward miles. Issuance revenue increased $19.4 million related to growth in issuances of AIR MILES reward miles in recent years from the roll out of major national programs. Within our revenue increase, changes in the exchange rate of the Canadian dollar had a $35.7 million positive impact on revenue for the AIR MILES Reward Program.

•

Epsilon Marketing Services. Revenue increased $156.5 million, or 51.8%, due to a combination of strong organic growth and acquisitions completed over the past twelve months. Database and direct marketing fees revenue increased by $146.2 million related to Epsilon’s recent acquisition of Abacus. Organic growth within Epsilon’s database marketing services division was partially offset by declines in Epsilon’s strategic marketing and consulting services division from lower volumes and a reduction of services provided to one of our clients.

•

Private Label Services. Revenue decreased $11.8 million, or 3.1%, due to a decline in our marketing revenue of approximately $11.0 million from the non-renewal of an expiring contract with an existing client. Servicing revenue declined slightly, $0.4 million, as a result of a decline in statements generated.

•

Private Label Credit. Revenue increased $82.6 million, or 11.1%, due to a 13.1% increase in securitization income and finance charges, net. Securitization income and finance charges, net, increased $75.9 million, which includes an increase in the fair value of the gain on the interest-only strip of $20.5 million. The increase resulted from a 7.4% increase in our average managed receivables and an increase in collected yield. This growth was partially offset by an increase in our net charge-off rate in 2007 to 5.8% as compared to 5.0% in 2006. For the year ended December 31, 2006, our net charge-off rate was impacted by abnormally low credit losses resulting from the enactment of bankruptcy reform legislation during the fourth quarter of 2005. Tempering the increase in revenue was a decline in merchant discount fees of approximately $8.1 million as a result of a change in mix of fees received from merchants compared to fees received from cardholders.

•	Corporate/Other. Revenue decreased $3.7 million, or 9.9%, due to the loss of revenue from our Mail Services business, which was sold on November 7, 2007.

Adjusted Operating Expenses. For purposes of the discussion below, total adjusted operating expenses excludes stock compensation expense, depreciation expense, amortization expense, loss on sale of assets, merger and other costs. Total adjusted operating expenses increased $178.0 million, or 15.5%, to $1,330.0 million for the year ended December 31, 2007 from $1,152.0 million during the comparable period in 2006. Adjusted EBITDA margin increased to 32.2% for the year ended December 31, 2007 from 30.2% for the comparable period in 2006.

•

Loyalty Services. Adjusted operating expenses, as defined, increased $59.1 million, or 13.5%, to $496.7 million for the year ended December 31, 2007 from $437.6 million for the comparable period in 2006, and adjusted EBITDA margin increased to 21.0% for the year ended December 31, 2007 from 19.2% for the comparable period in 2006. Increases in adjusted operating expenses for the Air Miles Reward Program were due to an increase in costs of good sold resulting from an increase in redemptions, as well as the impact of the exchange rate of the Canadian Dollar. Changes in the exchange rate of the Canadian dollar resulted in a $28.2 million increase in adjusted operating expenses for the AIR MILES Reward Program. The increase in adjusted EBITDA margin was due to the growth of the AIR MILES Reward Program.

•

Epsilon Marketing Services. Adjusted operating expenses, as defined, increased $112.5 million, or 49.4%, to $340.4 million for the year ended December 31, 2007 from $227.9 million for the comparable period in 2006, and adjusted EBITDA margin increased to 25.8% for the year ended December 31, 2007 from 24.5% for the comparable period in 2006. Increases in adjusted operating expenses and adjusted EBITDA margin were attributable to the acquisition of Abacus, as discussed above.

•

Private Label Services. Adjusted operating expenses, as defined, increased $8.9 million, or 3.4%, to $271.7 million for the year ended December 31, 2007 from $262.8 million for the comparable period in 2006, and adjusted EBITDA margin decreased to 26.7% for the year ended December 31, 2007 from 31.3% for the comparable period in 2006. Adjusted operating expenses increased due to higher expenses for increased staffing levels in our call centers and customer relationship areas which in turn drove higher profits in our Private Label Credit segment. Adjusted EBITDA margin decreased as a result of these incremental expenses.

•

Private Label Credit. Adjusted operating expenses, as defined, increased $15.2 million, or 3.3%, to $477.9 million for the year ended December 31, 2007 from $462.6 million for the comparable period in 2006, and adjusted EBITDA margin increased to 42.3% for the year ended December 31, 2007 from 37.9% for the comparable period in 2006. The increase in adjusted operating expenses is due to higher marketing expenses for our clients. The increased adjusted EBITDA margin is the result of favorable revenue trends from an increase in our average managed receivables and an increase in collected yield. The adjusted EBITDA margin also benefited from increased staffing levels in our call centers and customer relationship areas as those costs were borne by the Private Label Services segment.

•

Corporate/Other. Adjusted operating expenses, as defined, decreased $18.1 million, or 15.2%, to $100.7 million for the year ended December 31, 2007 from $118.8 million for the comparable period in 2006. The decline in adjusted operating expenses was impacted by the sale our Mail Services division on November 7, 2007. Additionally, corporate operating expenses were positively impacted by a reduction in benefit costs and payroll expenses and a decrease in legal and consulting expenses.

Stock compensation expense. Stock compensation expense increased $12.5 million, or 35.0%, to $48.3 million for the year ended December 31, 2007 from $35.8 million for the comparable period in 2006. The increase was due to the modification of terms of certain equity-based awards aggregating $8.6 million, as well as the true up of certain estimates, including forfeitures upon the adoption of SFAS No. 123R in 2006, of approximately $3.3 million.

Depreciation and Amortization. Depreciation and amortization increased $37.6 million, or 42.0%, to $127.0 million for the year ended December 31, 2007 from $89.4 million for the comparable period in 2006 due to a $26.4 million increase in the amortization of purchased intangibles related to recent acquisitions and an increase of $11.2 million in depreciation and other amortization related to recent acquisitions as well as capital expenditures.

Merger and other costs. In the second quarter of 2007, we entered into the Merger Agreement. Costs associated with the proposed merger were approximately $12.4 million for the year ended December 31, 2007 and include investment banking, legal and accounting costs. In addition, we incurred $7.2 million in compensation charges related to the severance of certain employees and other non-routine costs associated with the disposition of our mail services business.

Loss on sale of assets. On November 7, 2007, we sold ADS MB Corporation, which operated our mail services business. In connection with the sale, we recognized a loss of $16.0 million.

Operating Income. Operating income increased $47.8 million, or 12.8%, to $421.2 million for the year ended December 31, 2007 from $373.4 million during the comparable period in 2006. Operating income was impacted by the revenue and expense factors discussed above.

Interest Income. Interest income increased $4.1 million, or 66.6%, to $10.4 million for the year ended December 31, 2007 from $6.3 million for the comparable period in 2006 due to higher average balances of our short-term cash investments.

Interest Expense. Interest expense increased $32.8 million, or 69.9%, to $79.8 million for the year ended December 31, 2007 from $47.0 million for the comparable period in 2006. Interest expense on core debt, which includes our credit facilities and senior notes, increased $30.6 million as a result of additional borrowings to fund our recent acquisitions and our stock repurchase program, offset slightly by a decrease in interest rates from the comparable period in 2006. Interest on our certificates of deposit increased by $3.3 million, which was impacted by higher average balances and an increase in interest rates.

Taxes. Income tax expense increased $11.1 million to $137.4 million for the year ended December 31, 2007 from $126.3 million for the comparable period in 2006 due to an increase in taxable income. Our effective tax rate increased to 39.1% for the year ended December 31, 2007 compared to 38.0% for the comparable period in 2006, due to a decrease in taxable income in certain jurisdictions and changes in legislation enacted in various states and Canada.

Loss from Discontinued Operations. In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our condensed consolidated financial statements. Loss from discontinued operations increased $33.6 million to $50.4 million for the year ended December 31, 2007 from $16.8 million for the comparable period in 2006. The increase in losses was the result of a $40.0 million pre-tax impairment charge associated with the write-down of certain long-lived assets.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2008, 62.9% of our managed accounts with balances and 62.9% of managed receivables were for accounts with origination dates greater than 24 months old. At December 31, 2007, 59.6% of our managed accounts with balances and 59.5% of managed receivables were for accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	December 31, 2008	% of Total	December 31, 2007	% of Total
	(In thousands, except percentages)
Receivables outstanding	$4,531,442	100%	$4,157,287	100%
Receivables balances contractually delinquent:
31 to 60 days	84,221	1.9%	70,512	1.7%
61 to 90 days	59,001	1.3	48,755	1.2
91 or more days	127,143	2.8	101,928	2.4

Total	$270,365	6.0%	$221,195	5.3%

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)
Average managed receivables	$3,919,353	$3,909,627	$3,640,057
Net charge-offs	286,996	227,393	180,449
Net charge-offs as a percentage of average managed receivables	7.3%	5.8%	5.0%

Age of Portfolio. The following table sets forth, as of December 31, 2008, the number of managed accounts with balances and the related principal balances outstanding, based upon the age of the managed accounts:

Age Since Origination	Number of Accounts	Percentage of Accounts	Principal Balances Outstanding	Percentage of Balances Outstanding
	(In thousands, except percentages)
0-12 Months	2,779	23.2%	$1,048,444	23.2%
13-24 Months	1,657	13.9	627,413	13.9
25-36 Months	1,381	11.6	537,389	11.9
37-48 Months	1,076	9.0	411,101	9.1
49-60 Months	924	7.7	312,789	6.9
Over 60 Months	4,139	34.6	1,579,667	35.0

Total	11,956	100.0%	$4,516,803	100.0%

See Note 7 “Securitization of Credit Card Receivables” of our consolidated financial statements for additional information related to the securitization of our credit card receivables.

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

We generated cash flow from operating activities of $451.0 million for the year ended December 31, 2008 compared to $571.5 million for the comparable period in 2007. The decrease in operating cash flow was a result of changes related to merchant settlement activity. Merchant settlement activity is driven by the number of days of float at the end of the period. For these purposes “float” means the difference between the number of days we hold cash before remitting the cash to our merchants and the number of days the card associations hold cash before remitting the cash to us. Additionally, we acquired $206.5 million in credit card portfolios, of which $141.7 million related to the purchase of the HSN portfolio. This decrease was partially offset by an increase to deferred revenue as a result of a change in the contractual terms with Bank of Montreal, in which we assumed their liability for the cost of redemptions for their outstanding AIR MILES reward miles. We received $369.9 million in cash for the assumption of this liability which we placed in our redemption settlement asset account.

We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. We use a significant portion of our cash flow from operations for acquisitions and capital expenditures. We utilized cash flow from investing activities of $512.5 million for the year ended

December 31, 2008 compared to $694.8 million for the comparable period in 2007. Significant components of investing activities are as follows:

•

Acquisitions. During the year ended December 31, 2007, we had payments for acquired businesses totaling $438.2 million primarily related to the acquisition of Abacus. For the year ended December 31, 2008, we received approximately $138.0 million in proceeds from the sale of our merchant services business and the majority of our utility services business.

•

Redemption Settlement Assets. We invested cash flows for redemption settlement assets of $317.6 million for the year ended December 31, 2008 as compared to $9.5 million in the comparable period in 2007. In connection with the transaction with Bank of Montreal, we received $369.9 million to assume their liability for the redemption of outstanding AIR MILES reward miles issued by Bank of Montreal which we placed in our redemption settlement asset account.

•

Securitizations and Receivables Funding. We generally fund private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of December 31, 2008, we had over $4.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is funded through the use of certificates of deposit issued through our subsidiary, World Financial Network National Bank. Net securitization and credit card receivable activity utilized $381.0 million for the year ended December 31, 2008 compared to $128.8 million in 2007. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the year ended December 31, 2008 were $49.6 million compared to $116.7 million for the prior year. Capital expenditures have typically averaged approximately 5% of annual revenue. During 2009, as certain office relocations and the disposition of certain non-core businesses have been completed, we anticipate that capital expenditures will continue to decrease to approximately 3% of annual revenues.

Financing Activities. Our cash flows used by financing activities were $20.3 million in 2008 compared to cash provided by financing of $197.1 million in 2007. Our financing activities for 2008 related to borrowings and repayments of debt, proceeds from certain sale leaseback transactions, repurchases of $1,000.9 million of our common stock, proceeds from the issuance of warrants and the payment for our convertible note hedges.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include: securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facility and issuances of equity securities.

In addition to our efforts to renew and expand our current facilities, we are also seeking new sources of liquidity. Certain of the announced government programs, such as the Term Asset-Backed Securities Loan Facility, are expected to facilitate the issuance of asset-backed securities and generally improve those market conditions, thus enabling us to replace maturing or short-term funding. We have also expanded our brokered certificates of deposit to supplement liquidity for our credit card receivables.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements, for at least the next 12 months.

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

Historically, we have used both public and private asset-backed securities transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by World Financial Network National Bank and World Financial Capital Bank. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all. Due to recent market events, the asset-backed securitization market has not been available at suitable volumes and pricing levels. It is difficult to predict if, or when, asset-backed securitization markets will return to their historical capacity and pricing levels.

In September 2008, World Financial Network Credit Card Master Note Trust issued $57.0 million of Class A Series 2008-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 3.00% per year, $2.7 million of Class M Series 2008-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 5.00% per year, $3.4 million of Class B Series 2008-A asset backed notes that have an interest rate not to exceed one-month LIBOR plus 7.50% per year and $9.0 million of Class C Series 2008-A asset backed notes that have a fixed interest rate of 11.50% per year. These notes will mature in August 2010. These notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s and Fitch Ratings. In connection with the transaction, World Financial Network Credit Card Master Note Trust also entered into interest rate swaps that effectively fix the interest rate on the notes starting at 3.275% over the two-year term of the interest rate swaps.

Also, in September 2008, World Financial Network Credit Card Master Note Trust issued $120.8 million of Class A Series 2008-B asset backed notes that have a fixed interest rate of 5.55% per year, $5.7 million of Class M Series 2008-B asset backed notes that have a fixed interest rate of 7.80% per year, $7.3 million of Class B Series 2008-B asset backed notes that have a fixed rate of 10.00% per year and $19.1 million of Class C Series 2008-B asset backed notes that have a fixed interest rate of 10.50% per year. These notes will mature in December 2009. These notes are rated AAA through BBB, or its equivalent, by each of Standard and Poor’s and Fitch Ratings.

As of December 31, 2008, the WFN Trusts and the WFC Trust had approximately $4.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts. The WFN Trusts and WFC Trust are required to maintain a credit enhancement level of between 4% and 10% of securitized credit card receivables.

The following table shows the maturities of borrowing commitments as of December 31, 2008 for the WFN Trusts and the WFC Trust by year:

	2009	2010	2011	2012	2013 & Thereafter	Total
	(In millions)
Public notes	$652.8	$72.2	$450.0	$—	$500.0	$1,675.0
Private conduits(1)	2,583.0	—	—	—	—	2,583.0

Total	$3,235.8	$72.2	$450.0	$—	$500.0	$4,258.0

(1)	Represents borrowing capacity, not outstanding borrowings. Private conduits are typically 364-day facilities which are renewed annually.

Early amortization events are generally driven by asset performance. The WFN Trusts’ excess spread has not deteriorated in 2008 as increased losses have been offset by a significant decrease in short-term borrowing rates. We do not believe it is reasonably likely for an early amortization event to occur due to asset performance. However, if an early amortization event were declared, the trustee of the particular securitization trust would retain the interest in the receivables along with the excess interest income that would otherwise be paid to our bank subsidiary until the securitization investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional receivables.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between three months and five years and with effective annual fixed rates ranging from 2.8% to 5.7%. As of December 31, 2008, we had $688.9 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility. As of December 31, 2008, we maintained a credit agreement that provides for a $750.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans. At December 31, 2008, borrowings under the credit facility were $365.0 million and had a weighted average interest rate of 1.6%.

See Note 11 “Debt” of our consolidated financial statements for additional information.

Senior Notes. On May 16, 2006, we entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The Series A and Series B Notes will accrue interest on the unpaid balance thereof at the rate of 6.00% and 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type. As of December 31, 2008, we were in compliance with its covenants.

See Note 11 “Debt” of our consolidated financial statements for additional information.

Convertible Senior Notes. In July 2008, we issued $700.0 million aggregate principal amount of convertible senior notes due 2013. We granted to the initial purchasers of the convertible senior notes an option to purchase up to an additional $105.0 million aggregate principal amount of the convertible senior notes solely to cover over- allotments, if any, which was exercised in full on August 4, 2008. Holders of the convertible senior notes have the right to require us to repurchase for cash all or some of their convertible senior notes upon the occurrence of certain fundamental changes.

See Note 11 “Debt” of our consolidated financial statements for additional information.

Repurchase of Equity Securities. During 2008, 2007, and 2006, we repurchased approximately 17.2 million, 1.8 million, and 2.9 million shares of our common stock for an aggregate amount of $1,000.9 million, $108.5 million, and $146.0 million, respectively. We have Board authorization to purchase an additional $795.8 million of our common stock through December 31, 2009.

Contractual Obligations. The following table highlights, as of December 31, 2008, our contractual obligations and commitments to make future payments by type and period:

	2009	2010 & 2011	2012 & 2013	2014 & Thereafter	Total
	(In thousands)
Certificates of deposit(1)	$450,923	$232,137	$34,528	$—	$717,588
Senior notes(1)	272,225	272,385	—	—	544,610
Convertible senior notes(1)	14,088	28,175	827,305	—	869,568
Credit facility(1)	5,500	11,031	366,345	—	382,876
Operating leases	47,044	68,110	46,314	82,677	244,145
Capital leases	24,612	27,375	37	—	52,024
Software licenses	7,872	5,341	—	—	13,213
FIN No. 48 obligations(2)	402	—	—	—	402
Purchase obligations(3)	53,428	55,158	27,964	—	136,550

	$876,094	$699,712	$1,302,493	$82,677	$2,960,976

(1)	The certificates of deposit and credit facility represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2008, applied to the contractual repayment period.

(2)	Does not reflect unrecognized tax benefits of approximately $90 million, of which the timing remains uncertain.

(3)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

We believe that we will have access to sufficient resources to meet these commitments.

Inflation and Seasonality

Although we cannot precisely determine the impact of inflation on our operations, we do not believe that we have been significantly affected by inflation. For the most part, we have relied on operating efficiencies from scale and technology, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. Our revenues and earnings are favorably affected by increased consumer spending patterns leading up to and including the holiday shopping period in the third and fourth quarter and, to a lesser extent, during the first quarter as credit card balances are paid down.

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

Quantitative measures established by regulations to ensure capital adequacy require World Financial Network National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, World Financial Network National Bank is considered well capitalized. As of December 31, 2008, World Financial Network National Bank’s Tier 1 capital ratio was 24.3%, total capital ratio was 25.5% and leverage ratio was 41.7%, and World Financial Network National Bank was not subject to a capital directive order. On April 22, 2005, World Financial Capital Bank received non-disapproval notification for a modification of the original three-year business plan. The letter of non-disapproval was issued jointly by the State of Utah and the FDIC. World Financial Capital Bank, under the terms of the letter, must maintain total risk-based capital equal to or exceeding 10% of total risk-based assets and must maintain Tier 1 capital to total assets ratio of not less than 16%. Both capital ratios were maintained at or above the indicated levels until the end of the bank’s de novo period on November 30, 2006.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Both statements are required to be adopted for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of the adoption of SFAS No. 141R on our consolidated financial statements will be dependent on the size and nature of the business combinations completed after the adoption of this statement. We do not expect the provisions of SFAS No. 160 to have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. We are currently assessing the impact of adopting FSP No. 142-3 on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB No. 14-1”). FSP APB No. 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. As a result of the issuance of the convertible senior notes in July 2008, the adoption of FSP APB No. 14-1 will have a significant impact on our results of continuing operations beginning January 1, 2009. We expect that net income and earnings per share will be reduced as a result of the adoption of FSP APB No. 14-1, but there will be no impact on the amount or timing of the cash interest payments associated with the convertible senior notes. We expect to record additional non-cash interest expense of approximately $17.0 million in 2008 and from $40.0 to $45.0 million in 2009 as a result of the adoption of FSP APB No. 14-1.

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

In September 2008, the FASB issued proposed amendments to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) as Exposure Drafts. The proposed amendments would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No. 140. Currently, a portion of the credit card receivables originated by World Financial Network National Bank or World Financial Capital Bank and ultimately sold to either the WFN Trusts or the WFC Trust, which are QSPEs, as part of our securitization program, is not consolidated on the balance sheet of World Financial Network National Bank or World Financial Capital Bank, as applicable, or any of their affiliates, including the Company. The amendments, if adopted as proposed, may have a significant impact on our consolidated financial statements as we may lose sales treatment for assets previously sold to the WFN Trusts and the WFC Trust as well as for future securitizations, which could result in all or some portion of the receivables being consolidated on the balance sheet of World Financial Network National Bank or World Financial Capital Bank, as applicable, or their affiliates, including the Company. It is not clear whether the proposed amendments to SFAS No. 140 and FIN No. 46R will ultimately be adopted by the FASB and if adopted what form they will take, how they will be implemented, how regulatory authorities will respond or how our bank subsidiaries or we may be affected. It is possible that these revisions will have an adverse impact on us and our bank subsidiaries.

In October 2008, the FASB issued FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 provides clarifying guidance on the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” in markets that are not active. FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP SFAS 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for us as of the year ended December 31, 2008, and have been included in Note 7 “Securitization of Credit Card Receivables” of our consolidated financial statements. Because FSP 140-4 and FIN 46R-8 only requires additional disclosures, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In January 2009, the FASB issued No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to align it with the impairment guidance within Statement No. 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 applied to our retained interests in securitization trusts and is effective for interim and annual reporting periods ending after December 15, 2008. The application of this guidance did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

Off-Balance Sheet Risk. We are subject to off-balance sheet risk in the normal course of business, including commitments to extend credit and through our securitization program. The securitization trusts enter into interest rate swaps to reduce the interest rate sensitivity of the securitization transactions. The securitization program involves elements of credit, market, interest rate, legal and operational risks in excess of the amount recognized on the balance sheet through our retained interests in the securitization and the interest-only strips.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $230.5 million for 2008, which includes both on-and off-balance sheet transactions. Of this total, $79.2 million of the interest expense for 2008 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, through the securitization trusts, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At December 31, 2008, we had $6.3 billion of debt, including $3.9 billion of off-balance sheet debt from our securitization program.

	As of December 31, 2008
	Fixed rate	Variable rate	Total
	(In millions)
Off-balance sheet	$1,675.0	$2,200.7	$3,875.7
On-balance sheet	1,362.2	1,053.9	2,416.1

Total	$3,037.2	$3,254.6	$6,291.8

•	At December 31, 2008, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.8% through interest rate swap agreements.

•	At December 31, 2008, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 3.6%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2008, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $30.9 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $18.7 million as of December 31, 2008. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

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

A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $35.7 million, as of December 31, 2008. Conversely, a corresponding decrease in the cost of redemptions would result in a comparable increase to pre-tax income.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Offer, concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

Item 11.	Executive Compensation

Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule

(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.	Description
2.1	Purchase Agreement, dated as of December 22, 2006, by and among DoubleClick Inc., Alliance Data Systems Corporation and Alliance Data FHC, Inc. (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on December 28, 2006, File No. 0001-15749).

2.2	Agreement and Plan of Merger by and among Aladdin Holdco, Inc., Aladdin Merger Sub, Inc. and Alliance Data Systems Corporation dated as of May 17, 2007 (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2007, File No. 001-15749).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

10.2	Fourth Amendment to Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated September 3, 2004 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.3	Commercial Lease Agreement by and between Waterview Parkway L.P. and ADS Alliance Data Systems, Inc., dated July 16, 1997 (incorporated by reference to Exhibit No. 10.22 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

Exhibit No.	Description
10.4	First Amendment to Commercial Lease Agreement by and between Waterview Parkway L.P. and ADS Alliance Data Systems, Inc., dated May 20, 2006 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.5

Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on

Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.6	Fifth Amendment to Office Lease between Office City, Inc. and World Financial Network National Bank, dated March 29, 2004 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.7	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.8	Fourth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 1, 2000 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

10.9	Fifth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 30, 2001 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

10.10	Sixth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated January 27, 2006 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.11	Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

10.12	First Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated August 29, 2007 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

*10.13	Second Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated October 3, 2008.

10.14	Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

10.15	Sublease by and between SonicNet, Inc. and Bigfoot Interactive, Inc., dated as of March 2003 (incorporated by reference to Exhibit No. 10.15 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

10.16	Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 31, 2005 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

Exhibit No.	Description
10.17	Second Amendment to Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 11, 2007 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.18	Lease between 592423 Ontario Inc. and Loyalty Management Group Canada, Inc., dated November 14, 2005 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

10.19	Lease Agreement by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated August 25, 2006 (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

10.20	Agreement of Lease by and between 11 West 19th Associates LLC and Epsilon Data Management LLC, dated March 15, 2007 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.21	Office Lease by and between Location[3] Limited and 3407276 Canada, Inc., dated as of July 20, 1999 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.22	Lease Agreement by and between DoubleClick Inc. and Epsilon Data Management LLC, dated as of February 1, 2007, as amended June 2007 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

*10.23	Second Amendment to Lease Agreement by and between Google Inc. (as successor-in-interest to Doubleclick Inc.) and Epsilon Data Management LLC, dated as of July 24, 2008.

10.24	Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

+10.25	Alliance Data Systems Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.23 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

+10.26	Alliance Data Systems Corporation Executive Annual Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

+10.27	Alliance Data Systems Corporation 2006 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.28 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

+10.28	Alliance Data Systems Corporation 2007 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.26 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.29	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

+10.30	Form of Alliance Data Systems Corporation Incentive Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623)

Exhibit No.	Description
+10.31	Form of Alliance Data Systems Corporation Non-Qualified Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.36 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.32	Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit C to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

+10.33	Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).

+10.34	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

+10.35	Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).

+10.36	Form of Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).

+10.37	Form of Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2006, File No. 001-15749).

+10.38	Form of Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2007 grant) (incorporated by reference to Exhibit No. 10.99 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.39	Form of Agreement for 2007 Special Award under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.100 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.40	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.41	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.42	Form of Canadian Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.101 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.43	Form of Canadian Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.102 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.44	Form of Canadian Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2007 grant) (incorporated by reference to Exhibit No. 10.103 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

Exhibit No.	Description
+10.45	Form of Canadian Agreement for 2007 Special Award under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.104 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.46	Form of Canadian Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.3 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.47	Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.4 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.48	Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.49	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.50	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.51	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2006, File No. 001-15749).

+10.52	Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

+10.53	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).

+10.54	Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan, effective January 1, 1004 (incorporated by reference to Exhibit No. 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.55	First Amendment, dated June 2, 2005, to Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan (incorporated by reference to Exhibit No. 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.56	Second Amendment, dated December 20, 2005, to Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan (incorporated by reference to Exhibit No. 10.20 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.57	Third Amendment, dated April 20, 2006, to Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan (incorporated by reference to Exhibit No. 10.21 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.58	Fourth Amendment, dated October 31, 2006, to Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan (incorporated by reference to Exhibit No. 10.22 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

Exhibit No.	Description
+10.59	Fifth Amendment, dated October 31, 2006, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan (incorporated by reference to Exhibit No. 10.23 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.60	Sixth Amendment, dated March 20, 2007, to amended and restated Alliance Data Systems 401(k) and Retirement Savings Plan (incorporated by reference to Exhibit No. 10.24 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.61	Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.62	Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.63	Secondment Agreement, dated May 8, 2008, by and between ADS Alliance Data Systems, Inc. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008, File No. 001-15749).

10.64	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).

10.65	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.66	Amended and Restated Participation Agreement, dated as of November 1, 2008, by and between LoyaltyOne, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on December 5, 2008, File No. 001-15749).

10.67	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 amended and restated as of September 17, 1999 and August 2001 by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of world financial network credit card master trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.68	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.69	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).

Exhibit No.	Description
10.70	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.71	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.72	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

10.73	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).

10.74	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.75	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).

10.76	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.77	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.78	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

Exhibit No.	Description
10.79	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.80	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.81	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company, as supplemented by the Series 2001-A Indenture Supplement, the Series 2002-A Indenture Supplement, the Series 2002-VFN Supplement (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).

10.82	Series 2003-A Indenture Supplement, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust filed with the SEC on August 28, 2003, File No. 333-60418-01).

10.83	Series 2004-A Indenture Supplement, dated as of May 19, 2004 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004, File Nos. 333-60418, 333-60418-01 and 333- 113669).

10.84	Series 2004-C Indenture Supplement, dated as of September 22, 2004 (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.85	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

10.86	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.87	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

10.88	Issuance Supplement to Series 2003-A Indenture Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 of the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Trust on August 28, 2003, File No. 333-60418-01).

Exhibit No.	Description
10.89	Series 2008-A Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.90	Series 2008-B Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.91	Receivables Purchase Agreement, dated as of September 29, 2008 between World Financial Capital Bank and World Financial Capital Credit Company, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.92	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.93	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

*10.94	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.

10.95	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.96	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.97	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.98	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.) (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.99	Note Purchase Agreement, dated as of May 1, 2006, by and among Alliance Data Systems Corporation and the Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

Exhibit No.	Description
10.100	First Amendment to Note Purchase Agreement, dated as of October 22, 2007, by and among Alliance Data Systems Corporation and the Holders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 23, 2007, File No. 001-15749).

10.101	Subsidiary Guaranty, dated as of May 1, 2006, by ADS Alliance Data Systems, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.102	Joinder to Subsidiary Guaranty, dated as of September 29, 2006, by each of Epsilon Marketing Services, LLC, Epsilon Data Marketing, LLC and Alliance Data Foreign Holdings, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).

10.103	Joinder to Subsidiary Guaranty, dated as of May 30, 2008, by ADS Foreign Holdings, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008, File No. 001-15749).

10.104	Credit Agreement, dated as of September 29, 2006, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto, as Guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Sole Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).

10.105	First Amendment to Credit Agreement, dated as of March 30, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2007, File No. 001-15749).

10.106	Second Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

10.107	Guarantor Supplement, dated as of May 15, 2008, by ADS Foreign Holdings, Inc. in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of September 29, 2006 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, Bank of Montreal, as Letter of Credit Issuer, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008, File No. 001-15749).

10.108	Credit Agreement, dated as of January 24, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2007, File No. 001-15749).

10.109	First Amendment to Credit Agreement, dated July 6, 2007, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2007, File No. 001-15749).

Exhibit No.	Description
10.110	Second Amendment to Credit Agreement, dated as of December 21, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on December 28, 2007, File No. 001-15749).

10.111	Third Amendment to Credit Agreement, dated as of March 28, 2008, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2008, File No. 001-15749).

10.112	Fourth Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

10.113	Guarantor Supplement, dated as of May 15, 2008, by ADS Foreign Holdings, Inc. in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of January 24, 2007 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008, File No. 001-15749).

10.114	Credit Agreement, dated as of June 18, 2008, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto as Guarantors, the Banks from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit No. 10.17 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008, File No. 001-15749).

10.115	Purchase Agreement, dated as of July 23, 2008, by and among Alliance Data Systems Corporation and the Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.116	Indenture, dated as of July 29, 2008, by and among Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.117	Form of 1.75% Convertible Senior Note due August 1, 2013 (included in Exhibit 10.110) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.118	Form of Hedge Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.119	Form of Warrant Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

Exhibit No.	Description
10.120	Form of Warrant Confirmation Amendment dated August 4, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.27 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.121	Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Edward J. Heffernan, John W. Scullion, Ivan M. Szeftel, Dwayne H. Tucker and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

+10.122	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

+10.123	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2009 grant) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2009, File No. 001-15749).

+10.124	Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2009 grant) (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on February 25, 2009, File No. 001-15749).

*12.1	Statement re Computation of Ratios.

*21	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Alliance Data Systems Corporation

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, as of January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes. As discussed in Note 18 to the consolidated financial statements, as of January 1, 2008, the Company changed its method of accounting for certain fair value measurements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Alliance Data Systems Corporation

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion and includes an explanatory paragraph regarding the Company’s change in its method of accounting for uncertainty in income taxes in 2007 and the Company’s change in its method of accounting for certain fair value measurements in 2008, on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2009

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenues
Transaction	$344,243	$350,008	$328,971
Redemption	504,442	420,966	352,795
Securitization income and finance charges, net	577,950	654,660	578,737
Database marketing fees and direct marketing services	525,918	478,555	346,693
Other revenue	72,714	57,970	43,353

Total revenue	2,025,267	1,962,159	1,650,549
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,342,039	1,304,631	1,095,929
General and administrative	82,804	80,898	91,815
Depreciation and other amortization	68,527	59,688	48,499
Amortization of purchased intangibles	67,291	67,323	40,926
Loss on the sale of assets	1,052	16,045	—
Merger costs	3,053	12,349	—

Total operating expenses	1,564,766	1,540,934	1,277,169

Operating income	460,501	421,225	373,380
Interest income	(15,601)	(10,440)	(6,268)
Interest expense	79,249	79,821	46,990

Income from continuing operations before income taxes	396,853	351,844	332,658
Provision for income taxes	153,454	137,403	126,261

Income from continuing operations	$243,399	$214,441	206,397
Loss from discontinued operations, net of taxes	(26,006)	(50,380)	(16,792)

Net income	$217,393	$164,061	$189,605

Basic income (loss) per share:
Income from continuing operations	$3.40	$2.74	$2.59
Loss from discontinued operations	$(0.36)	$(0.65)	$(0.21)

Net income per share	$3.04	$2.09	$2.38

Diluted income (loss) per share:
Income from continuing operations	$3.31	$2.65	$2.53
Loss from discontinued operations	$(0.36)	$(0.62)	$(0.21)

Net income per share	$2.95	$2.03	$2.32

Weighted average shares:
Basic	71,502	78,403	79,735

Diluted	73,640	80,811	81,686

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$156,911	$219,210
Trade receivables, less allowance for doubtful accounts ($7,172 and $6,319 at December 31, 2008 and 2007, respectively)	219,362	228,582
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($40,718 and $38,726 at December 31, 2008 and 2007, respectively)	639,573	652,434
Deferred tax asset, net	216,945	187,390
Other current assets	142,660	100,834
Redemption settlement assets, restricted	531,594	317,053
Assets held for sale	32,015	287,610

Total current assets	1,939,060	1,993,113
Property and equipment, net	168,847	192,759
Due from securitizations	701,347	379,268
Intangible assets, net	297,776	343,402
Goodwill	1,133,790	1,185,773
Other non-current assets	116,219	68,080

Total assets	$4,357,039	$4,162,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$108,369	$133,857
Accrued expenses	143,656	206,219
Certificates of deposit	433,900	370,400
Credit facilities and other debt, current	275,549	313,589
Other current liabilities	106,641	52,930
Deferred revenue	860,455	683,241
Liabilities held for sale	20,782	254,760

Total current liabilities	1,949,352	2,014,996
Deferred revenue	135,179	145,107
Deferred tax liability, net	55,804	58,801
Certificates of deposit	255,000	—
Long-term and other debt	1,451,626	644,061
Other liabilities	115,958	102,464

Total liabilities	3,962,919	2,965,429
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 89,029 shares and 87,786 shares at December 31, 2008 and 2007, respectively	890	878
Additional paid-in capital	951,122	898,631
Treasury stock, at cost, 26,222 shares and 9,024 shares at December 31, 2008 and 2007, respectively)	(1,410,339)	(409,486)
Retained earnings	900,296	682,903
Accumulated other comprehensive (loss) income	(47,849)	24,040

Total stockholders’ equity	394,120	1,196,966

Total liabilities and stockholders’ equity	$4,357,039	$4,162,395

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Unearned Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
January 1, 2006	84,765	$848	$(14,504)	$743,545	$(154,952)	$338,081	$8,089	$921,107
Net income	—	—	—	—	—	189,605	—	189,605
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale, net of tax of $2,917	—	—	—	—	—	—	1,880	1,880
Foreign currency translation adjustments	—	—	—	—	—	—	(721)	(721)

Other comprehensive income							1,159

Reversal of unearned compensation upon adoption of SFAS No. 123R	—	—	14,504	(14,504)	—	—	—	—
Share based compensation	—	—	—	43,053	—	—	—	43,053
Repurchases of common stock	—	—	—	—	(145,998)	—	—	(145,998)
Other common stock issued, including income tax benefits	2,107	21	—	62,586		—	—	62,607

December 31, 2006	86,872	869	—	834,680	(300,950)	527,686	9,248	1,071,533
Net income	—	—	—	—	—	164,061	—	164,061
Cumulative effect on retained earnings upon the adoption of FIN No. 48	—	—	—	—	—	(8,844)	—	(8,844)
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale, net of tax of $3,358	—	—	—	—	—	—	846	846
Foreign currency translation adjustments	—	—	—	—	—	—	13,946	13,946

Other comprehensive income							14,792

Share based compensation	—	—	—	46,513	—	—	—	46,513
Repurchases of common stock	—	—	—	—	(108,536)	—	—	(108,536)
Other common stock issued, including income tax benefits	914	9	—	17,438	—	—	—	17,447

December 31, 2007	87,786	878	—	898,631	(409,486)	682,903	24,040	1,196,966
Net income	—	—	—	—	—	217,393	—	217,393
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale, net of tax of $20,750	—	—	—	—	—	—	(45,349)	(45,349)
Foreign currency translation adjustments	—	—	—	—	—	—	(26,540)	(26,540)

Other comprehensive loss							(71,889)

Purchase of convertible note hedges	—	—	—	(201,814)	—	—	—	(201,814)
Tax benefit on convertible note hedges	—	—	—	70,629	—	—	—	70,629
Issuance of warrants	—	—	—	94,185	—	—	—	94,185
Share based compensation	—	—	—	64,065	—	—	—	64,065
Repurchases of common stock	—	—	—	—	(1,000,853)	—	—	(1,000,853)
Other common stock issued, including income tax benefits	1,243	12	—	25,426	—	—	—	25,438

December 31, 2008	89,029	$890	$—	$951,122	$(1,410,339)	$900,296	$(47,849)	$394,120

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,393	$164,061	$189,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,810	166,632	125,040
Deferred income taxes	27,041	(27,729)	(27,772)
Provision for doubtful accounts	47,269	42,145	38,141
Non-cash stock compensation	54,333	56,243	43,053
Fair value gain on interest-only strip	(31,065)	(39,958)	(19,470)
Impairment of long-lived assets	19,004	39,961	—
(Gain) loss on sale of assets	(20,564)	16,045	—
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(17,014)	(24,042)	(50,947)
Change in merchant settlement activity	(176,197)	115,439	11,043
Change in other assets	(46,166)	(28,821)	(3,282)
Change in accounts payable and accrued expenses	(52,909)	66,646	57,084
Change in deferred revenue	376,273	49,886	43,353
Change in other liabilities	28,637	(9,566)	(8,728)
Data acquisition costs	(4,403)	(8,207)	—
Purchase of credit card receivables	(206,529)	(224,626)	(73,555)
Proceeds from sale of credit card receivable portfolios	102,986	218,846	83,575
Excess tax benefits from stock-based compensation	(2,269)	(8,163)	(17,521)
Other	(8,611)	6,729	8,291

Net cash provided by operating activities	451,019	571,521	397,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(317,591)	(9,477)	(396)
Payments for acquired businesses, net of cash acquired	(2,478)	(438,163)	(205,567)
Proceeds from the sale of assets	14,098	—	—
Proceeds from sale of credit card receivable portfolios to the securitization trusts	91,910	—	70,870
Investments in the stock of an investee—cost basis	—	(8,000)	—
Change in due from securitizations	(319,614)	(11,115)	(32,698)
Net increase in seller’s interest and credit card receivables	(61,339)	(117,691)	(203,764)
Capital expenditures	(49,556)	(116,652)	(100,352)
Proceeds from the sale of businesses	137,962	12,347	—
Other	(5,910)	(6,057)	(195)

Net cash used in investing activities	(512,518)	(694,808)	(472,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	3,754,416	2,309,000	3,629,869
Proceeds from issuance of convertible senior notes	805,000	—	—
Repayment of borrowings	(3,799,786)	(2,113,000)	(3,345,869)
Certificates of deposit issuances	1,028,500	494,100	336,300
Repayments of certificates of deposit	(710,000)	(422,700)	(416,400)
Payment of capital lease obligations	(22,503)	(14,481)	(7,935)
Payment of deferred financing costs	(34,861)	—	—
Proceeds from sale leaseback transactions	34,221	25,949	—
Excess tax benefits from stock-based compensation	2,269	8,163	17,521
Proceeds from issuance of common stock	30,920	20,892	48,831
Proceeds from issuance of warrants	94,185	—	—
Payment for convertible note hedges	(201,814)	—	—
Purchase of treasury shares	(1,000,853)	(108,536)	(145,998)
Other	—	(2,312)	(4,049)

Net cash (used in) provided by financing activities	(20,306)	197,075	112,270

Effect of exchange rate changes on cash and cash equivalents	(27,123)	11,976	(1,216)

Change in cash and cash equivalents	(108,928)	85,764	36,862
Cash and cash equivalents at beginning of year	265,839	180,075	143,213

Cash and cash equivalents at end of year*	$156,911	$265,839	$180,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$68,795	$78,958	$40,628

Income taxes paid, net of refunds	$113,987	$107,516	$141,935

*	Included in cash and cash equivalents in 2007 and 2006 are amounts related to discontinued operations that are included in assets held for sale.

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”) is a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label retail credit card programs. The Company focuses on facilitating and managing interactions between its clients and their customers through a variety of consumer marketing channels, including in-store, catalog, mail, telephone and on-line. The Company captures data created during each customer interaction, analyzes the data and leverages the insight derived from that data to enable clients to identify and acquire new customers, as well as to enhance customer loyalty.

The Company operates in the following reportable segments: Loyalty Services, Epsilon Marketing Services, Private Label Services and Private Label Credit. Loyalty Services includes the Company’s Canadian AIR MILES® Reward Program. Epsilon Marketing Services provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, including email marketing campaigns. Private Label Credit provides private label retail credit card receivables financing; including securitization of the credit card receivables that it underwrites from its private label retail card programs. Private Label Services encompasses card processing, billing and payment processing and customer care and collections services for private label retailers.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. During 2008, with the realignment of its segments, the Company reclassified $30.3 million and $27.4 million of revenue from “Transaction” to “Database marketing fees and direct marketing services” for the years ended December 31, 2007 and 2006, respectively. Such reclassifications have no impact on previously reported net income. The Company’s financial statements have been presented with the merchant and utility services businesses as discontinued operations. All historical statements have been restated to conform to this presentation.

Statement of Cash Flows Correction

Proceeds from the sale of certain credit card receivables to securitization trusts were previously reported as an operating activity in the Company’s statement of cash flows. The related cash outflows for the acquisition of these receivables have been reported as an investing activity because the receivables were historically classified and accounted as held-for-investment prior to their sale.

In connection with the preparation of our 2008 annual financial statements and subsequent to the filing of our September 30, 2008 interim financial statements on Form 10-Q, the Company determined that the proceeds from these credit card sales should properly have been classified as an investing activity. As a result, net cash flows from operating activities and net cash used in investing activities for the year ended December 31, 2006 have been corrected from the amounts previously reported as follows:

	Year Ended December 31, 2006
	As previously reported	As corrected
	(In thousands)
Cash flows from operating activities
Proceeds from sale of credit card receivable portfolios	$154,445	$83,575
Net cash provided by operating activities	468,780	397,910
Cash flows from investing activities
Proceeds from the sale of credit card receivable portfolios	$—	$70,870
Net cash used in investing activities	(542,972)	(472,102)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Similarly, the Company will correct its interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and the nine months ended September 30, 2008 for $91 million that should have been classified as cash flows from investing activities instead of cash flows from operating activities. These corrections will be made when the Company files its Form 10-Q for the corresponding periods during fiscal year 2009. The Company has concluded that these corrections are immaterial.

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

On April 21, 2008, the Blackstone Entities filed an action for declaratory judgment in the Delaware Court of Chancery against the Company seeking an order declaring that, among other things, the Blackstone Entities are not in breach of the Merger Agreement and that they are not obligated to pay the Business Interruption Fee (the “Delaware declaratory judgment action”).

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 30, 2008, the Company filed a breach of contract action in the Delaware Court of Chancery against BCP V, Parent and Merger Sub seeking payment of the Business Interruption Fee (the “Delaware contract action”).

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. The Company filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. The Company filed its opposition brief to the motion to dismiss on August 13, 2008, and defendants filed their reply brief on August 27, 2008. A hearing on the motion to dismiss was held on October 17, 2008. The Delaware Court of Chancery granted defendants motion to dismiss on January 15, 2009. The Company filed a notice of appeal from the Delaware Court of Chancery’s opinion and order dismissing the amended complaint in its entirety with the Delaware Supreme Court on February 12, 2009.

In July 2008, the Company received $3.0 million from the Blackstone Entities as reimbursement of certain costs incurred by the Company related to the Blackstone Entities’ financing of the proposed merger. For the year ended December 31, 2008, the Company recorded merger costs of approximately $6.1 million consisting of legal, accounting and other costs incurred by the Company associated with the Merger which were offset by the $3.0 million reimbursement received from the Blackstone Entities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ADSC and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Seller’s Interest and Credit Card Receivables— Historically, the Company has sold a majority of the credit card receivables originated by World Financial Network National Bank to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (collectively the “WFN Trusts”) as part of a securitization program. In September 2008, the Company initiated a securitization program for the credit card receivables originated by World Financial Capital Bank, selling them to World Financial Capital Credit Company, LLC which in turn sold them to World Financial Capital Credit Card Master Note Trust (the “WFC Trust”).

Seller’s interest and credit card receivables consist of credit card receivables held for investment, credit card receivables held for sale, if any, and seller’s interest. All new originations of credit card receivables (except for the amount of new receivables related to existing securitized portfolios transferred to the WFN Trusts or the WFC Trust during the term of a securitization) are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. Management makes judgments about the Company’s ability to fund these credit card receivables through means other than securitization, such as certificates of deposit and other borrowings. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company’s credit card receivables. In assessing whether these credit card receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that the assertion regarding its intent and ability to hold credit card receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s certificates of deposit and other funding instruments, the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings, and historic credit card payment activity. Due to the homogenous nature of credit card receivables, amounts are classified as held for investment on an individual client portfolio basis.

Credit card receivables held for sale are determined on an individual client portfolio basis. The Company carries these assets at the lower of aggregate cost or fair value.

Cash flows associated with credit card portfolios that are purchased with the intent to sell are included in cash flows from operating activities. Cash flows associated with credit card receivables originated for investment are classified as investing cash flows.

As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller’s interest. Seller’s interest is carried at fair value. The Company determines the fair value of its seller’s interest through discounted cash flow models. The estimated cash flows used include assumptions related to rates of payments and defaults, which reflect the Company’s estimate of economic and other relevant conditions. The discount rate used is based on an interest rate curve that is observable in the market place plus an unobservable credit spread.

In its capacity as a servicer of the credit card receivables, the Company receives a servicing fee from the WFN Trusts and the WFC Trust. The Company believes that servicing fees received represent adequate compensation based on the amount currently demanded by the marketplace. Additionally, these fees are the same as would fairly compensate a substitute servicer should one be required and, thus, the Company records neither a servicing asset nor servicing liability.

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

Redemption Settlement Assets, Restricted—These securities relate to the redemption fund for the AIR MILES Reward Program and are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. In addition, during 2008 the Company acquired certain retained interests in the WFN Trusts. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive (loss) income. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and are amortized on a straight-line basis over the length of the associated contract or benefit period, which generally ranges from three to five years.

Due from securitizations—Due from securitizations includes spread deposits, interest-only strips, retained interest in securitization trusts and excess funding deposits. The Company uses a valuation model that calculates the present value of estimated future cash flows for each asset. The model incorporates the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, net charge-offs, discount rates and contractual interest and fees. The interest-only strips, retained interest in securitization trusts and spread deposit accounts are recorded in due from securitizations at their estimated fair values. Changes in the fair value estimates of the interest-only strips and spread deposit accounts are recorded in securitization income and finance charges, net. The retained interest in securitization trusts are classified as available-for-sale, and changes in fair value are recorded through other comprehensive (loss) income.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and amortized over the period of time beginning with the issuance of the AIR MILES reward miles and ending upon their expected redemption (the estimated life of an AIR MILES reward mile, or 42 months). Revenue associated with the Service element is recorded as part of transaction revenue.

The fair value of the Redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the Redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base (“breakage”). The Company currently estimates breakage to be 28% of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of a mile in the periods presented. The estimated breakage changed from one-third to 28% effective June 1, 2008. See Note 10 “Deferred Revenue” for additional information.

Securitization income—Securitization income represents gains and losses on securitization of credit card receivables and interest income on seller’s interest. The Company recognized $12.0 million and $2.7 million in gains, related to the securitization of new credit card receivable portfolios accounted for as sales during 2008 and 2006, respectively. No amounts were recognized during 2007. The Company records gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represents an interest-only strip, consisting of the excess of finance charges and certain other fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the receivables. The amount initially allocated to the interest-only strip at the date of a securitization reflects the allocated original basis of the relative fair values of those interests. The amount recorded for the interest-only strip is reduced for distributions on the interest-only strip, which the Company receives from the related trust, and is adjusted for fair value gains or losses on the interest-only strip, which are recorded through earnings and mark to market adjustments to the fair value of the interest-only strip, which are reflected in other comprehensive income. Because there is not a highly liquid market for these assets, management estimates the fair value of the interest-only strip are primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to value the interest-only strip.

In recording and accounting for the interest-only strip, management makes assumptions about rates of payments and defaults, which reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults will generally differ from initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the interest-only strip could be permanently impaired at which time the decline in the fair value would be recorded in earnings.

The Company recognizes the implicit forward contract to sell new receivables to the WFN Trusts and the WFC Trust during a revolving period at its fair value at the time of sale. The implicit forward contract is entered into at the market rate and thus, its initial measure is zero at inception. In addition, the Company does not mark the forward contract to fair value in accounting periods following the securitization as management has concluded that the fair value of the implicit forward contract in subsequent periods is not material.

Finance charges, net—Finance charges, net of credit losses, represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned.

Securitization sales—The Company’s securitization of its credit card receivables involves the sale to a trust and is accomplished primarily through the public and private issuance of asset-backed securities by the qualified

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

special purpose entities. The Company removes credit card receivables from its Consolidated Balance Sheets for those asset securitizations that qualify as sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of FASB Statement No. 125”. The Company has determined that the WFN Trusts and the WFC Trust are qualifying special purpose entities as defined by SFAS No. 140 and that all current securitizations qualify as sales.

Taxes assessed on revenue-producing transactions described above are presented on a net basis, and are excluded from revenues.

Earnings Per Share—Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share are based on the weighted average number of common and potentially dilutive common shares (dilutive stock options, unvested restricted stock and other dilutive securities outstanding during the year).

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$243,399	$214,441	$206,397
Loss from discontinued operations	(26,006)	(50,380)	(16,792)

Net income	$217,393	$164,061	$189,605

Denominator
Weighted average shares, basic	71,502	78,403	79,735
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	2,138	2,408	1,951

Denominator for diluted calculation	73,640	80,811	81,686

Basic (per share):
Income from continuing operations	$3.40	$2.74	$2.59
Loss from discontinued operations	$(0.36)	$(0.65)	$(0.21)

Net income	$3.04	$2.09	$2.38

Diluted (per share):
Income from continuing operations	$3.31	$2.65	$2.53
Loss from discontinued operations	$(0.36)	$(0.62)	$(0.21)

Net income	$2.95	$2.03	$2.32

At December 31, 2008, the Company excluded 10.3 million warrants from the calculation of earnings per share as the effect was anti-dilutive.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income. The Company recognized

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$9.8 million, $(2.3) million and $0.3 million in foreign currency transaction gains (losses) during 2008, 2007 and 2006, respectively.

Leases—Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement.

Advertising Costs—The Company participates in various advertising and marketing programs. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses of $95.5 million, $82.6 million, and $75.9 million for the years ended 2008, 2007 and 2006, respectively. Additionally, $0.3 million, $0.9 million, and $0.8 million in advertising costs were incurred by the merchant services and utility services businesses in 2008, 2007 and 2006, respectively. Those amounts have been included in loss from discontinued operations.

Stock Compensation Expense—Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date were recognized over the remaining service period using the compensation expense estimated for the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) pro forma disclosures, adjusted for forfeitures.

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

Recently Issued Accounting Standards — In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Both statements are required to be adopted for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of the adoption of SFAS No. 141R on the consolidated financial statements will be dependent on the size and nature of the business combinations completed after the adoption of this statement. The Company does not expect the provisions of SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. The Company is currently assessing the impact of adopting FSP No. 142-3 on its consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB No. 14-1”). FSP APB No. 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. As a result of the issuance of the Convertible Senior Notes in July 2008, the adoption of FSP APB No.14-1 will have a significant impact on the Company’s results of continuing operations beginning January 1, 2009. The Company expects that net income and earnings per share will be reduced as a result of the adoption of FSP APB No.14-1, but there will be no impact on the amount or timing of the cash interest payments associated with the Convertible Senior Notes. The Company expects to record additional non-cash interest expense of approximately $17.0 million in 2008 and between $40.0 million and $45.0 million in 2009 as a result of the adoption of FSP ABP No. 14-1.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”). EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. The Company is currently assessing the impact that adopting EITF No. 07-05 will have on its consolidated financial statements.

In September 2008, the FASB issued proposed amendments to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) as Exposure Drafts. The proposed amendments would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No. 140. Currently, a portion of the credit card receivables originated by World Financial Network National Bank or World Financial Capital Bank and ultimately sold to either the WFN Trusts or the WFC Trust, which are QSPEs, as part of the Company’s securitization program, is not consolidated on the balance sheet of World Financial Network National Bank or World Financial Capital Bank, as applicable, or any of their affiliates, including ADSC. The amendments, if adopted as proposed, may have a significant impact on the Company’s consolidated financial statements as we may lose sales treatment for assets previously sold to the WFN Trusts and the WFC Trust as well as for future securitizations, which could result in all or some portion of the receivables being consolidated on the balance sheet of World Financial Network National Bank or World Financial Capital Bank, as applicable, or their affiliates, including ADSC. It is not clear whether the proposed amendments to SFAS No. 140 and FIN No. 46R will ultimately be adopted by the FASB and if adopted what form they will take, how they will be implemented, how regulatory authorities will respond or how the Company’s bank subsidiaries or the Company may be affected. It is possible that these revisions will have an adverse impact on the Company and its bank subsidiaries.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the FASB issued Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 provides clarifying guidance on the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” in markets that are not active. FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in variable Interest Entities.” FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for the Company as of the year ended December 31, 2008, and have been included in Note 7 “Securitization of Credit Card Receivables” of the Company’s consolidated financial statements. Because FSP 140-4 and FIN 46R-8 only requires additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within Statement No. 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 applied to the Company’s retained interests in securitization trusts and is effective for interim and annual reporting periods ending after December 15, 2008. The application of this guidance did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

4. ACQUISITIONS AND DISPOSITIONS

During the past three years the Company completed the following acquisitions:

Business	Month Acquired	Consideration	Segment

2007:
Abacus.	February 2007	Cash for Assets and Common Stock	Epsilon Marketing Services

2006:
iCOM Information & Communications, Inc.	February 2006	Cash for Assets and Common Stock	Loyalty Services
DoubleClick Email Solutions	April 2006	Cash for Assets and Common Stock	Epsilon Marketing Services
Big Designs, Inc.	August 2006	Cash for Assets	Epsilon Marketing Services
CPC Associates, Inc.	October 2006	Cash for Common Stock	Epsilon Marketing Services

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 Dispositions:

In March 2008, the Company determined that its merchant and utility services businesses were not aligned with the Company’s long-term strategy and committed to a plan of disposition and began exploring the potential sale of these businesses. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), these businesses are reported as discontinued operations in this Annual Report on Form 10-K. The results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations.

In May 2008, the Company entered into an agreement with Heartland Payment Systems, Inc. (“Heartland”) to sell the merchant services business for approximately $77.5 million, of which $1.5 million was held in escrow. The sale was completed on May 30, 2008, and the Company received net proceeds of approximately $90.3 million, which included approximately $14.3 million for the payment of net working capital. In connection with the sale, the Company recognized a pre-tax gain of approximately $29.0 million, which has been included in loss from discontinued operations. In connection with the sale, the Company entered into an interim transition services agreement with Heartland for a period of nine months to provide card processing and certain other services to Heartland’s merchants, including receipt of funds from card associations and settlement through the Company’s private label credit card banking subsidiary, World Financial Network National Bank.

In July 2008, the Company entered into a definitive agreement with VTX Holdings Limited, and its subsidiaries Vertex U.S. Holdings II Inc. and Vertex Canada Holdings II Limited to sell the majority of the utility services business (excluding certain retained assets and liabilities). The sale was completed on July 25, 2008, and the Company received net proceeds of approximately $47.7 million. As a result of the sale, the Company recorded a pre-tax loss of approximately $20.7 million during 2008, which has been included in loss from discontinued operations. Additionally, in March 2008, the Company recorded a $15.0 million impairment charge of goodwill based on the estimated enterprise value of the utility services business.

The Company retained a portion of the utility services business and recorded an impairment charge related to this group of assets of $4.0 million in June 2008. The Company completed the sale of the remainder of its utilities services business in February 2009. The Company expects to recognize a loss in connection with the sale from $18 million to $20 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets as assets held for sale and liabilities held for sale. The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Assets:
Cash and cash equivalents	$—	$46,630
Due from card associations	—	21,456
Trade receivables, net	30,663	78,410
Other assets	1,307	15,016
Property and equipment, net	45	56,030
Intangible assets, net	—	20,493
Goodwill	—	49,575

Assets held for sale	$32,015	$287,610

Liabilities:
Accounts payable	$—	$933
Accrued expenses	18,738	21,892
Merchant settlement obligations	—	216,560
Capital lease obligations	—	2,455
Other liabilities	2,044	12,920

Liabilities held for sale	$20,782	$254,760

The following table summarizes the operating results of the discontinued operations.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue	$173,741	$329,031	$348,192

Loss before provision for income taxes	(39,927)	(77,092)	(26,388)
Benefit from income taxes	13,921	26,712	9,596

Loss from discontinued operations	$(26,006)	$(50,380)	$(16,792)

During the third quarter of 2007, the Company reviewed one of the customer relationships in its utility services division and determined that certain long-lived assets, including internally developed software, certain customer relationship assets, and other assets, had been impaired. The Company recognized approximately $40.0 million as a non-cash asset write-down, with the impairment charge included in loss from discontinued operations.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of Abacus included specified assets of DoubleClick’s data division (“Purchased Assets”) and all of the outstanding equity interests of four DoubleClick entities. The consideration consisted of approximately $435.0 million plus other incremental costs as defined in the agreement for a total of approximately $439.3 million.

The results of operations for Abacus have been included since the date of acquisition and are reflected in the Epsilon Marketing Services segment. The goodwill resulting from the acquisition of the Purchased Assets will be deductible for tax purposes.

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

	Year Ended December 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues	$1,970,807	$1,765,397
Net income	$162,354	$181,057
Basic net income per share	$2.07	$2.27
Diluted net income per share	$2.01	$2.22

In 2007, the Company entered into a stock purchase agreement with Excentus Corporation, and purchased preferred shares of stock for a total purchase price of $8.0 million. The Company has accounted for this investment on a cost basis and the investment is included in other non-current assets on its consolidated balance sheet.

2007 Dispositions:

On November 7, 2007, the Company sold ADS MB Corporation, which operated its mail services business which was included in the Corporate / Other segment. The Company received total proceeds of $12.3 million and recognized a pre-tax loss of approximately $16.0 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Acquisitions:

In February 2006, the Company acquired Toronto-based iCOM Information & Communications, Inc. (“iCOM”), a leading provider of targeted list, marketing data and communications solutions for the pharmaceutical, tobacco and fast moving consumer goods industries in North America. Total consideration paid was approximately $36.1 million as of the closing date, including acquisition costs. As a result of this acquisition, the Company acquired $10.8 million of customer contracts, $2.3 million of capitalized software, $13.2 million of net assets and $9.8 million of goodwill. The results of operations for iCOM have been included since the date of acquisition and are reflected in the Company’s Loyalty Services segment.

In April 2006, the Company acquired DoubleClick Email Solutions, a permission-based email marketing service provider, with operations across North America, Europe and Asia/Pacific. Total consideration paid was approximately $91.1 million, including acquisition costs. As a result of this acquisition, the Company acquired approximately $26.8 million of customer contracts, $2.3 million of capitalized software, $0.4 million associated with a non-compete agreement, $6.0 million of net assets and $55.6 million of goodwill. An independent valuation was conducted to assign a fair market value to the intangible assets identified as part of the acquisition. The results of operations for DoubleClick Email Solutions have been included since the date of acquisition and are reflected in the Epsilon Marketing Services segment.

In August 2006, the Company acquired Big Designs, a design agency that specializes in creative development for both print and on-line media. Total consideration paid was approximately $5.0 million. As a result of this acquisition, the Company acquired approximately $0.7 million of customer contracts, $0.5 million associated with a non-compete agreement, $0.1 million of net assets and $3.7 million of goodwill. The results of operations for Big Designs have been included since the date of acquisition and are reflected in the Epsilon Marketing Services segment.

In October 2006, the Company acquired CPC Associates, Inc. (“CPC”), a provider of data products and services used to increase effectiveness of direct-response marketing programs for a variety of business sectors. Total consideration paid was approximately $72.5 million, including acquisition costs. As a result of this acquisition, the Company acquired approximately $16.8 million of customer contracts, $0.7 million of purchased software, $0.6 million in tradenames, $1.6 million of net assets and $52.9 million of goodwill. An independent valuation was conducted to assign a fair market value to the intangible assets identified as part of the acquisition. The results of operations for CPC have been included since the date of acquisition and are reflected in the Company’s Epsilon Marketing Services segment.

Pro forma information has not been included for these acquisitions, as the impact is not material.

Purchase Price Allocation:

The following table summarizes the purchase price for the acquisitions, and the allocation thereof:

	2007	2006
	(In thousands)
Identifiable intangible assets	$169,760	$56,610
Capitalized software	19,200	5,275
Goodwill	222,935	122,003
Other net assets (liabilities)	27,382	20,880

Purchase price	$439,277	$204,768

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. See Note 10, “Deferred Revenue”. These assets are primarily denominated in Canadian dollars. Realized gains and losses from the sale of investment securities were not material. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31, 2008				December 31, 2007
	Unrealized				Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$125,906	$—	$—	$125,906	$54,604	$—	$—	$54,604
Government bonds	40,246	511	—	40,757	63,674	93	(169)	63,598
Corporate bonds(1)	371,954	1,562	(8,585)	364,931	200,120	402	(1,671)	198,851

Total	$538,106	$2,073	$(8,585)	$531,594	$318,398	$495	$(1,840)	$317,053

(1)	Included in corporate bonds in 2008 is an investment in retained interests in the WFN Trusts with a fair value of $28.6 million.

In accordance with FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2008 and 2007, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		December 31, 2008 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	176,845	(8,170)	26,704	(415)	203,549	(8,585)

Total	$176,845	$(8,170)	$26,704	$(415)	$203,549	$(8,585)

	Less than 12 months		December 31, 2007 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$19,884	$(92)	$23,717	$(77)	$43,601	$(169)
Corporate bonds	62,360	(881)	100,398	(790)	162,758	(1,671)

Total	$82,244	$(973)	$124,115	$(867)	$206,359	$(1,840)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the Issuer, and the Company’s

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. The unrealized losses on the Company’s investments in corporate bonds during 2008 were the result of increased credit spreads resulting from instability in the credit markets which deteriorated the fair value of the investments. The unrealized losses during 2007 on the Company’s investments in government and corporate bond securities were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with low probabilities of default. The Company also has the ability to hold the investments until maturity. As of December 31, 2008, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at December 31, 2008 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$224,414	$220,297
Due after one year through five years	313,692	311,297
Due after five years through ten years	—	—
Due after ten years	—	—

Total	$538,106	$531,594

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)
Software development and conversion costs	$113,972	$107,334
Computer equipment and purchased software	101,897	115,472
Furniture and fixtures	50,266	65,272
Leasehold improvements	57,248	69,927
Capital leases	79,913	50,236
Construction in progress	5,776	11,182

Total	409,072	419,423
Accumulated depreciation	(240,225)	(226,664)

Property and equipment, net	$168,847	$192,759

Depreciation expense totaled $58.2 million, $51.7 million, and $41.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, and includes amortization of capital leases. Amortization associated with capitalized software development and conversion costs totaled $14.5 million, $13.9 million, and $11.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7. SECURITIZATION OF CREDIT CARD RECEIVABLES

The Company regularly securitizes its credit card receivables to the WFN Trusts and the WFC Trust. During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum. The Company’s outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2009 and 2013 and thereafter.

The following table shows the maturities of borrowing commitments as of December 31, 2008 for the WFN Trusts and the WFC Trust by year:

	2009	2010	2011	2012	2013 & Thereafter	Total
	(In millions)
Public notes	$652.8	$72.2	$450.0	$—	$500.0	$1,675.0
Private conduits(1)	2,583.0	—	—	—	—	2,583.0

Total	$3,235.8	$72.2	$450.0	$—	$500.0	$4,258.0

(1)

Amount represents borrowing capacity, not outstanding borrowings. The Company is also seeking new sources of liquidity. Certain of the announced government programs, such as the Term Asset-Backed Securities Loan Facility, are expected to facilitate the issuance of asset-backed securities and generally improve market conditions, thus enabling the WFN Trusts and the WFC Trust to replace maturing or short-term funding. The Company has also expanded its brokered certificates of deposit to supplement liquidity for its credit card receivables.

During 2008, the WFN Trusts and WFC Trusts issued or renewed $2.8 billion in securitization financing (i.e. new public notes or private conduits) of which we retained approximately $344.1 million in subordinated notes.

Seller’s interest and credit card receivables, less allowance for doubtful accounts consists of:

	December 31,
	2008	2007
	(In thousands)
Seller’s interest	$182,428	$217,054
Credit card receivables	473,996	451,862
Other receivables	23,867	22,244
Allowance	(40,718)	(38,726)

	$639,573	$652,434

Due from securitizations consists of:

	December 31,
	2008	2007
	(In thousands)
Spread deposits	$175,384	$125,624
Interest-only strips	169,241	154,735
Retained interest in securitization trust	259,612	69,189
Excess funding deposits	97,110	29,720

	$701,347	$379,268

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to maintain minimum interests ranging from 4% to 10% of the securitized credit card receivables. This requirement is met through seller’s interest and is supplemented through the excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations. Residual interest in securitization represents a subordinated interest in the cash flows of the WFN Trusts and the WFC Trust.

Seller’s interest is recorded at the allocated carrying amount based on relative fair value. Changes in the fair values of our seller’s interest are recorded through securitization income and finance charges, net, in the consolidated statements of income. The spread deposits and interest-only strips are recorded at their fair value. Fair value is determined by computing the present value of the estimated cash flows, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including payment rates, delinquency, default and loss assumptions. Interest-only strips, seller’s interest and other interests retained are periodically evaluated for impairment based on the fair value of those assets.

Fair values of interest-only strips and other interests retained are based on a review of actual cash flows and on the factors that affect the amounts and timing of the cash flows from each of the underlying credit card receivable pools. Based on this analysis, assumptions are validated or revised as deemed necessary, the amounts and the timing of anticipated cash flows are estimated and fair value is determined. The Company has one collateral type, credit card receivables, which are comprised of both private label and co-brand retail credit card receivables.

Retained interest in securitization trust, included in due from securitizations, represents the Company’s investment in subordinated notes sold by the WFN Trusts and the WFC Trust. These investments are classified as available-for-sale, and changes in fair value are recorded through other comprehensive (loss) income. As of December 31, 2008, the Company recorded an unrealized pre-tax loss on these investments of $49.8 million.

At December 31, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to an immediate 10% and 20% adverse change in the assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of interest-only strips	$169,241	—	—
Weighted average life	9.25 – 11 months	$(12,936)	$(24,088)
Discount rate	18.8% – 22.0%	(927)	(1,835)
Expected yield, net of dilution	25.8% – 26.4%	(38,704)	(77,343)
Base rate(1)	0.4% – 1.3%	(553)	(1,106)
Net charge-off rate	8.1% – 10.1%	(11,995)	(24,750)

(1)	Base rate assumptions do not factor any changes in spreads with respect to future refinancings.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, key economic assumptions and the sensitivity of the current fair value of the Company’s seller’s interest and retained interest of the subordinated notes to an immediate 10% and 20% adverse change in the assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of seller’s interest	$181,342	—	—
Weighted average life	9.25 – 11 months	$(903)	$(1,682)
Discount rate	8.0%	(1,339)	(2,658)
Expected yield, net of dilution	25.8% –26.4%	(1,921)	(3,834)
Net charge-off rate	8.1% – 10.1%	(611)	(1,230)
Fair value of subordinated notes—retained(1)	$287,492	—	—
Discount rate	10.2% – 22.1%	(6,248)	(12,323)

(1)	Includes those investments held by Loyalty Services and included in redemption settlement assets. See Note 5 “Redemption Settlement Assets”.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in an assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities, though generally the changes at least partially offset the individual impacts.

Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts and the WFC Trust. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted market rate. The amount required to be deposited is approximately 4.5% of the investor’s interest in the WFN Trusts and the WFC Trust. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2008.

The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$6,619.7	$7,070.3	$7,414.7
Proceeds from new securitizations	955.4	600.0	500.0
Proceeds from collections in revolving period transfers	6,211.1	6,552.4	6,443.5
Purchases of previously transferred financial assets	—	218.8	73.3
Servicing fees received	67.6	68.5	64.1
Cash flows received on the interest that continue to be held by the transferor
Cash flows received on interest-only strip	485.1	516.0	505.8
Cash flows received on subordinated notes retained	9.4	3.7	2.0
Cash flows received on seller’s interest	29.2	29.3	31.4

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	December 31,
	2008	2007
	(In millions)
Total credit card receivables managed	$4,531.4	$4,157.3
Less credit card receivables securitized	4,057.4	3,705.4

Credit card receivables	$474.0	$451.9

Principal amount of managed credit card receivables 90 days or more past due	$127.1	$101.9

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net managed charge-offs	$286,996	$227,393	$180,449

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31,
	2008	2007
	(In millions)
Total credit card receivables securitized	$4,057.4	$3,705.4

Principal amount of securitized credit card receivables 90 days or more past due	$111.7	$86.6

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net securitized charge-offs	$243,852	$197,404	$159,382

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent card members who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. The Company’s re-aged accounts represented 0.2%, 0.2% and 0.1% of total credit card receivables as of December 31, 2008, 2007 and 2006, respectively, and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

In June 2008, the Company sold a portfolio of credit card receivables which were held for investment to its securitization trusts. The Company sold a net principal balance of $100.7 million, for which the Company received cash of $91.9 million and retained $8.8 million in a spread deposit account that is included in due from securitizations in the consolidated balance sheet. The gain on the sale was approximately $5.0 million, which is included in securitization income and finance charges, net in the consolidated statements of income.

In September 2008, the Company sold a portfolio of credit card receivables to its securitization trusts. The Company sold a net principal balance of $130.4 million, for which the Company received cash of $103.0 million and retained $14.0 million in a cash collateral account along with an interest in Class C bonds of $13.4 million, both of which are included in due from securitizations in the consolidated balance sheet. The gain on the sale was approximately $7.0 million, which is included in securitization income and finance charges, net in the consolidated statements of income.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, World Financial Capital Bank, one of the Company’s wholly-owned subsidiaries, acquired the existing private label credit card portfolio of HSN and entered into a multi-year agreement to provide both private label and co-brand credit card services. The total purchase price was approximately $141.7 million. These assets are included in seller’s interest and credit card receivables in the consolidated balance sheet.

8. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

	December 31, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(96,435)	$89,993	5-10 years—straight line
Premium on purchased credit card portfolios	84,344	(35,925)	48,419	3-10 years—straight line, accelerated
Collector database	57,528	(47,096)	10,432	30 years—15% declining balance
Customer database	160,103	(41,194)	118,909	4 -10 years—straight line
Noncompete agreements	2,425	(1,554)	871	3-5 years—straight line
Favorable lease	1,000	(886)	114	4 years—straight line
Tradenames	11,542	(2,361)	9,181	4 -10 years—straight line
Purchased data lists	12,994	(5,487)	7,507	1-5 years—accelerated basis, straight line

	$516,364	$(230,938)	$285,426
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$528,714	$(230,938)	$297,776

	December 31, 2007			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(71,330)	$115,098	5-10 years—straight line
Premium on purchased credit card portfolios	70,664	(29,203)	41,461	5-10 years—straight line, accelerated
Collector database	71,358	(56,093)	15,265	30 years—15% declining balance
Customer databases	161,713	(20,096)	141,617	4-10 years—straight line
Noncompete agreements	2,160	(1,308)	852	2-5 years—straight line
Favorable lease	1,000	(614)	386	4 years—straight line
Tradenames	11,262	(1,154)	10,108	4 -10 years—straight line
Purchased data lists	8,656	(2,391)	6,265	1-5 years—accelerated basis, straight line

	$513,241	$(182,189)	$331,052
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$525,591	$(182,189)	$343,402

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Abacus acquisition in 2007, the Company acquired $158.7 million of customer relationships and related databases with a weighted average life of approximately nine years, tradenames of $10.7 million with a weighted average life of 10 years and non-compete agreements of $0.4 million with a weighted average life of one and a half years.

Amortization expense related to the intangible assets was approximately $63.1 million, $61.5 million, and $37.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For Years Ending December 31,
(In thousands)
2009	$59,178
2010	55,577
2011	43,546
2012	38,252
2013	33,129
2014 & thereafter	55,744

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 respectively, are as follows:

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Other	Total
	(In thousands)
December 31, 2006	$211,393	$448,170	$261,732	$—	$1,065	$922,360
Goodwill acquired during year	—	222,935	—	—	—	222,935
Effects of foreign currency translation	37,603	851	—	—	—	38,454
Goodwill written off in connection with the sale of a portion of a reporting unit	—	—	—	—	(1,065)	(1,065)
Other, primarily final purchase price adjustments	—	3,089	—	—	—	3,089

December 31, 2007	248,996	675,045	261,732	—	—	1,185,773
Goodwill acquired during year	1,091	—	—	—	—	1,091
Effects of foreign currency translation	(46,198)	(7,756)	—	—	—	(53,954)
Other, primarily final purchase price adjustments	618	262	—	—	—	880

December 31, 2008	$204,507	$667,551	$261,732	$—	$—	$1,133,790

The Company completed annual impairment tests for goodwill on July 31, 2008, 2007 and 2006 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2009, unless circumstances exist that indicates that an impairment may have occurred.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued payroll and benefits	$81,126	$102,064
Accrued taxes	6,741	26,192
Accrued other liabilities	55,789	77,963

Accrued liabilities	$143,656	$206,219

10. DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2006	$203,717	$447,789	$651,506
Cash proceeds	150,731	278,751	429,482
Revenue recognized	(122,863)	(256,733)	(379,596)
Other	—	168	168
Effects of foreign currency translation	40,732	86,056	126,788

December 31, 2007	272,317	556,031	828,348
Cash proceeds	175,963	369,871	545,834
Cash proceeds from the assumption of the BMO liability	—	369,858	369,858
Revenue recognized	(139,744)	(404,132)	(543,876)
Other	—	(1,399)	(1,399)
Effects of foreign currency translation	(57,364)	(145,767)	(203,131)

December 31, 2008	$251,172	$744,462	$995,634

Amounts recognized in the consolidated balance sheet:
Current liabilities	$115,993	$744,462	$860,455

Non-current liabilities	$135,179	$—	$135,179

In May 2008, the Loyalty Services segment secured a comprehensive long-term renewal and expansion agreement with Bank of Montreal (“BMO”), as a sponsor in its AIR MILES Reward Program, pursuant to which BMO transferred to the Company the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by BMO as a sponsor. Under the terms of the agreement, BMO paid the Company approximately $369.9 million for the assumption of that liability, all of which was placed in the Company’s redemption settlement asset account to be utilized to cover the cost of redemptions of outstanding AIR MILES reward miles issued by BMO under the previous arrangement. Historically, due to the nature of their contractual arrangement, miles issued by BMO have been excluded from the Company’s estimate of breakage as BMO had the responsibility of redemption, and therefore, no breakage estimate was required. However, changing the nature of the agreement required the Company to include these miles in its analysis, which impacted the redemption rate and the Company’s estimate of breakage. After evaluating the impact of this transaction, the Company changed its estimate of breakage from one-third to 28%. The change in estimate had no impact on the total redemption

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability, but reduced the amount of deferred breakage within the redemption liability that is expected to be recognized over the expected life of the mile. The change in estimate did not have a material impact to the Company’s consolidated financial statements in the current period, nor does the Company expect it to have a material impact on future periods.

The Company has reclassified the redemption element of deferred revenue associated with its AIR MILES Reward Program from long term liabilities to current liabilities because it is due on demand. The redemption settlement assets used to fund the redemption element have accordingly been reclassified from non-current assets to current assets. Additionally, the Company reclassified a portion of the service element from non-current liabilities to current liabilities for the amount expected to be recognized as revenue in the next twelve months. Our financial statements for the period ended December 31, 2007 have been adjusted to reflect these changes in presentation by reclassifying $317.1 million of redemption settlement assets and $683.2 million of deferred revenue to current assets and current liabilities, respectively. The associated deferred tax assets were also reclassified accordingly.

11. DEBT

Debt consists of the following:

	December 31,
	2008	2007
	(In thousands)
Certificates of deposit	$688,900	$370,400
Credit facility	365,000	121,000
Bridge loan	—	300,000
Senior notes	500,000	500,000
Convertible senior notes	805,000	—
Capital lease obligations and other debt	57,175	36,650

	2,416,075	1,328,050
Less: current portion	(709,449)	(683,989)

Long-term portion	$1,706,626	$644,061

Certificates of Deposit

Terms of the certificates of deposit range from 3 months to 60 months with annual interest rates ranging from 2.8% to 5.7% at December 31, 2008 and 5.0% to 5.7% at December 31, 2007. Interest is paid monthly and at maturity.

Credit Facility

The Company is party to a credit agreement, among it, ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management LLC, as guarantors, Bank of Montreal, as administrative agent and letter of credit issuer, and various other agents and banks, dated September 29, 2006, as amended (the “Credit Facility”). The Credit Facility provides for a $540.0 million revolving line of credit and an accordion feature of up to $210.0 million in the aggregate, which the Company exercised in full in July 2008, increasing the line of credit under the Credit Facility up to $750.0 million. The Credit Facility has a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans. At December 31, 2008, borrowings under the Credit Facility were $365.0 million and had a weighted average interest rate of 1.6%.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facility is unsecured. Each of ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., ADS Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management LLC are guarantors under the Credit Facility. On March 30, 2007, the Company amended the Credit Facility to extend the lending commitments that were scheduled to terminate on September 29, 2011 to March 30, 2012. In addition, the March 2007 amendment adjusted the senior leverage ratio applicable to the various levels set forth in the Credit Facility and the margin applicable to Eurodollar loans to those reflected below. On June 16, 2008, the Company further amended the Credit Facility to modify certain defined terms and negative covenants regarding the Company’s ability, and in certain instances, its subsidiaries’ ability, to create liens, repurchase stock and make investments. The June 2008 amendment also replaced the financial covenant establishing a maximum ratio of total capitalization with a financial covenant establishing a maximum ratio of total leverage, with each such term defined in the Credit Facility.

Advances under the Credit Facility are in the form of either base rate loans or Eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate and (2) the Federal funds rate plus 0.5%, in either case with no additional margin. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (1) the Bank of Montreal’s prime rate for Canadian dollar loans and (2) the CDOR rate plus 1%, in either case with no additional margin. The interest rate for Eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Company’s senior leverage ratio as defined in the Credit Facility. Among other fees, the Company pays a facility fee of 0.1% to 0.2% per annum (due quarterly) on the aggregate commitments under the Credit Facility, whether used or unused, based upon the Company’s senior leverage ratio as defined in the Credit Facility. The Company will also pay fees with respect to any letters of credit issued under the Credit Facility.

The Credit Facility includes usual and customary negative covenants for credit agreements of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends; and make investments. The negative covenants are subject to certain exceptions, as specified in the Credit Facility. The Credit Facility also requires the Company to satisfy certain financial covenants, including maximum ratios of total leverage and senior leverage as determined in accordance with the Credit Facility and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the Credit Facility.

The Credit Facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees. As of December 31, 2008, the Company was in compliance with its financial covenants under the Credit Facility.

Bridge Loan

On January 24, 2007, the Company, as borrower, entered into a credit facility with Bank of Montreal, as administrative agent (the “Bridge Loan”) which provided for loans up to $400.0 million. At the closing of the Bridge Loan, the Company borrowed $300.0 million for general corporate purposes including the repayment of debt and the financing of permitted acquisitions. The Bridge Loan included an uncommitted accordion feature of up to $100.0 million allowing for future borrowings, subject to certain conditions. The Bridge Loan was unsecured. Each of ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC were guarantors under the Bridge Loan.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 6, 2007, the Company entered into a first amendment to the Bridge Loan to extend the maturity date from July 24, 2007 to December 31, 2007. On December 21, 2007, the Company entered into a second amendment to the Bridge Loan which extended the maturity date from December 31, 2007 to March 31, 2008 and eliminated the uncommitted accordion feature. In addition, the second amendment adjusted the margin applicable to base rate loans and Eurodollar loans.

In March 2008, the Company entered into a third amendment to the Bridge Loan, which, as amended, provided for loans in a maximum amount of $300.0 million. In the third amendment, the maturity date of the Bridge Loan was extended from March 31, 2008 to December 31, 2008. On March 17, 2008, the Company prepaid $150.0 million of the principal amount of the Bridge Loan together with accrued interest thereon and pursuant to the terms of the Bridge Loan, such amounts were not available to be re-borrowed. Amounts used to make the prepayment were borrowed under the Company’s Credit Facility.

On June 16, 2008, the Company entered into a fourth amendment to the Bridge Loan to modify certain defined terms and negative covenants regarding the Company’s ability, and in certain instances, its subsidiaries’ ability, to create liens, repurchase stock and make investments. The fourth amendment also replaced the financial covenant establishing a maximum ratio of total capitalization with a financial covenant establishing a maximum ratio of total leverage, with each such term defined in the Bridge Loan.

The Bridge Loan was repaid in full with the proceeds from the Convertible Senior Notes and terminated according to its terms effective July 29, 2008.

Wachovia Bank Facility

In June 2008, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a credit agreement with Wachovia Bank, National Association, as administrative agent (the “Wachovia Facility”), which provided for loans to the Company in a maximum amount of $150.0 million. At the closing of the Wachovia Facility, the Company borrowed $150.0 million to fund its obligations with respect to share repurchases under an accelerated stock repurchase agreement. The Wachovia Facility was unsecured. The loans under the Wachovia Facility were scheduled to mature September 18, 2008 and were paid in full with a portion of the net proceeds from the issuance of the Convertible Senior Notes. The Wachovia Facility was terminated according to its terms effective July 29, 2008.

Senior Notes

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011 (the “Senior Notes”). The Senior Notes accrue interest on the unpaid balance thereof at the rate of 6.00% and 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type. The Senior Notes are unsecured. The payment obligations under the Senior Notes are guaranteed by certain of the Company’s existing and future subsidiaries, originally ADS Alliance Data Systems, Inc. Due to their status as guarantors under the Credit Facility and pursuant to a Joinder to Subsidiary Guaranty dated as of September 29, 2006, three additional subsidiaries of the Company became guarantors of the Senior Notes, including Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC. As of December 31, 2008, the Company was in compliance with its financial covenants.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to a Joinder to Subsidiary Guaranty dated as of May 30, 2008, ADS Foreign Holdings, Inc. also became a guarantor of the Series A and Series B Notes.

Convertible Senior Notes

In July 2008, the Company issued $700.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Senior Notes”). The Company granted to the initial purchasers of the Convertible Senior Notes an option to purchase up to an additional $105.0 million aggregate principal amount of the Convertible Senior Notes solely to cover over-allotments, if any, which was exercised in full on August 4, 2008. Holders of the Convertible Senior Notes have the right to require the Company to repurchase for cash all or some of their Convertible Senior Notes upon the occurrence of certain fundamental changes.

The Convertible Senior Notes are governed by an indenture dated July 29, 2008 between the Company and the Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the indenture, the Convertible Senior Notes are general unsecured senior obligations of the Company, and pay interest semi-annually in arrears at a rate of 1.75% per annum on February 1 and August 1 of each year beginning February 1, 2009, will be convertible during certain periods and under certain circumstances and, subject to earlier repurchase by the Company or conversion, will mature on August 1, 2013. The Company may not redeem the Convertible Senior Notes prior to their maturity date.

Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Senior Notes, in equal multiples of $1,000 principal amounts, under the following circumstances:

•

during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of $78.50 of the Convertible Senior Notes on the last day of such preceding fiscal quarter;

•

during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of that measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate of the Convertible Senior Notes on each such day; or

•	upon the occurrence of certain specified corporate transactions.

In addition, holders may convert their Convertible Senior Notes at their option at any time beginning on April 2, 2013 and ending on the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing circumstances.

Upon conversion, holders of the Convertible Senior Notes will receive, at the election of the Company, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on the applicable conversion rate at such time. The Convertible Senior Notes have an initial conversion rate of 12.7392 shares of common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $78.50 per share), representing an initial conversion premium of approximately 22.5% above the closing price of $64.08 per share of the Company’s common stock on July 23, 2008.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concurrently with the pricing of the Convertible Senior Notes, on July 23, 2008, the Company entered into convertible note hedge transactions with respect to its common stock (the “Convertible Note Hedges”) with J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch, and Bank of America, N.A., affiliates of two of the initial purchasers (together, the “Hedge Counterparties”). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 8.9 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Senior Notes. Following the exercise of the over-allotment option in full on August 4, 2008, the Convertible Note Hedges, cover, subject to customary anti-dilution adjustments, approximately 1.3 million additional shares of the Company’s common stock.

Separately but also concurrently with the pricing of the Convertible Senior Notes, on July 23, 2008, the Company entered into warrant transactions (the “Warrants”) whereby it sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 8.9 million shares of its common stock at an initial strike price of approximately $112.14. Following the exercise of the Convertible Senior Notes over-allotment option in full on August 4, 2008, the Warrants were amended to permit the Hedge Counterparties to acquire, subject to customary anti-dilution adjustments, up to approximately 1.3 million additional shares of the Company’s common stock. The amended Warrants will be exercisable and will expire in 79 equal tranches of 64,094 warrants and an 80th tranche of 64,102 warrants with respect to each of the Hedge Counterparties beginning on October 30, 2013 and continuing on each business day through February 25, 2014.

The cost of the Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the Warrants, was approximately $93.6 million. The Convertible Note Hedges and Warrants are generally expected to offset the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes to the extent that the Company’s common stock price does not exceed $112.41 at the time of the exercise of the Warrants. The cost of the additional Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the additional Warrants, related to the exercise of the over-allotment on August 4, 2008, was $14.0 million. The Company accounted for the Convertible Note Hedges and Warrants in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). The Convertible Note Hedges and Warrants meet the requirements under EITF No. 00-19 to be accounted for as equity instruments. Accordingly, the cost of the Convertible Note Hedges and the proceeds from the sale of the Warrants are included in additional paid-in capital in the consolidated balance sheet at December 31, 2008.

In May 2008, the FASB issued FSP APB No. 14-1 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 will be effective for the Company as of January 1, 2009 and will require retrospective application. The Company expects to record additional non-cash interest expense of approximately $17.0 million in 2008 and between $40.0 million and $45.0 million in 2009 as a result of the adoption of FSP ABP No. 14-1.

Other—The Company has other minor borrowings, primarily capital leases, with varying interest rates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities—Debt at December 31, 2008 matures as follows (In thousands):

2009	$709,449
2010	237,065
2011	267,526
2012	374,522
2013	827,513
Thereafter	—

$2,416,075

12. INCOME TAXES

The Company files a consolidated federal income tax return.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Components of income from continuing operations before income taxes:
Domestic	$251,721	$258,268	$261,516
Foreign	145,132	93,576	71,142

Total	$396,853	$351,844	$332,658

Components of income tax expense are as follows:
Current
Federal	$27,331	$92,110	$101,542
State	10,163	9,443	6,339
Foreign	88,939	62,718	45,431

Total current	126,433	164,271	153,312
Deferred
Federal	54,094	(22,626)	(16,283)
State	1,352	5,181	(1,847)
Foreign	(28,425)	(9,423)	(8,921)

Total deferred	27,021	(26,868)	(27,051)

Total provision for income taxes	$153,454	$137,403	$126,261

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Expected expense at statutory rate	$138,898	$123,145	$116,430
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	10,275	8,295	4,618
Foreign earnings at other than United States rates	(2,697)	405	359
Non-deductible expenses	4,705	5,112	4,123
State law changes, net of federal expense	(2,790)	1,169	(1,102)
Canadian tax rate reductions	2,727	10,712	3,266
Tax credits	(791)	(14,680)	—
Other, net	3,127	3,245	(1,433)

Total	$153,454	$137,403	$126,261

Deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets
Deferred revenue	$135,276	$138,644
Allowance for doubtful accounts	15,499	17,008
Net operating loss carryforwards and other carryforwards	104,376	84,754
Convertible note hedges	65,985	—
Depreciation	15,428	14,537
Stock-based compensation and other employee benefits	27,795	34,730
Fair value adjustments	21,822	2,883
Accrued expenses and other	28,911	23,356

Total deferred tax assets	415,092	315,912
Valuation allowance	(70,222)	(53,312)

Deferred tax assets, net of valuation allowance	344,870	262,600

Deferred tax liabilities
Deferred income	$48,492	$36,372
Servicing rights	63,762	56,907
Intangible assets	70,861	40,269

Total deferred tax liabilities	183,115	133,548

Net deferred tax asset	$161,755	$129,052

Amounts recognized in the consolidated balance sheet:
Current assets	$216,945	$187,390

Non-current liabilities	$55,804	$58,801

Discontinued operations net deferred tax asset (included in assets held for sale)	$614	$463

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the Company has approximately $69.8 million of U.S. federal net operating loss carryovers (“NOLs”), approximately $26.0 million of capital losses, and approximately $38.8 million of tax credits (“credits”), which expire at various times through the year 2025. Included in the $38.8 million of credits are foreign tax credits resulting from distributions of foreign affiliates. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs and approximately $1.5 million of tax credits are subject to an annual limitation. The Company believes it is more likely than not that a portion of the federal NOLs and credits will expire before being utilized. Therefore, in accordance with FAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company has established a valuation allowance on the portion of NOLs and credits that the Company expects to expire prior to utilization. The Company also believes it is more likely than not that a portion of the credits and capital losses not subject to Section 382 limitations will expire before being utilized. Therefore, in accordance with SFAS No. 109, the Company has established a valuation allowance against the portion of these credits and capital losses that are expected to expire prior to utilization.

At December 31, 2008, the Company has state income tax NOLs of approximately $387.3 million and state credits of approximately $6.8 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2028. The Company believes it is more likely than not that a portion of the state NOLs and credits will expire before being utilized. Therefore, in accordance with SFAS No. 109, the Company has established a valuation allowance on the portion of NOLs and credits that the Company expects to expire prior to utilization.

At December 31, 2008, the Company has foreign income tax NOLs of approximately $5.4 million and capital losses of approximately $1.4 million. The foreign NOLs expire at various times through the year 2028. The Company believes it is more likely than not that a portion of the NOLs will expire before being utilized and capital gains will not be generated to utilize the capital losses in the foreseeable future. Therefore, in accordance with SFAS No. 109, the Company has established a valuation allowance against a portion of the NOLs and the entire capital loss.

As of December 31, 2008, the Company’s valuation allowance has increased, which is primarily attributable to the recording of various tax credits and carryforwards, a portion of which the Company believes it is more likely than not will expire prior to utilization.

The Company has unremitted earnings of foreign subsidiaries of approximately $57.3 million. A deferred tax liability has not been established on the unremitted earnings, as it is management’s intention to permanently reinvest those earnings in foreign jurisdictions. If a portion were to be remitted, management believes income tax credits would substantially offset any resulting tax liability.

The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital. The net tax benefits resulting from the exercise of employee stock options and other employee stock programs that were recorded in additional paid-in capital were approximately $2.3 million, $8.2 million, and $17.5 million for the years 2008, 2007 and 2006, respectively. In 2008, the Company also recorded a tax benefit of approximately $70.6 million in additional paid-in capital to establish the deferred tax assets associated with the Convertible Note Hedges.

The Canadian government has enacted laws that reduce the corporate income tax rates for years beginning in 2008. The first of these laws was enacted in June 2006 and another was enacted in December 2007. As a result of these rate reductions, the Company was required to book additional expense to reduce the net deferred tax asset in Canada related to the future lower income tax rates. The Company recorded $2.7 million and $5.3 million of income tax expense for the years 2008 and 2007, respectively, related to the December 2007 rate reduction. The Company recorded $5.4 million and $3.3 million of income tax expense for 2007 and 2006, respectively, related to the June 2006 rate reduction.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In thousands):

Balance at January 1, 2007	$56,096
Increases related to prior years tax positions	1,619
Decreases related to prior years tax positions	(3,559)
Increases related to current year tax positions	7,745
Settlements during the period	1,756
Lapses of applicable statute of limitations	(823)

Balance at December 31, 2007	$62,834
Increases related to prior years tax positions	5,281
Decreases related to prior years tax positions	(3,377)
Increases related to current year tax positions	3,632
Settlements during the period	(1,273)
Lapses of applicable statute of limitations	(767)

Balance at December 31, 2008	$66,330

Included in the balance at December 31, 2008 are tax positions reclassified from deferred tax liabilities. Deductibility is highly certain for these tax positions but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $22.7 million at December 31, 2008. For the year ended December 31, 2008, the Company recognized approximately $2.5 million in potential interest and penalties with respect to unrecognized tax benefits.

If recognized at some point in the future, the unrecognized tax benefits would favorably impact the effective tax rate by approximately $42.4 million. It is reasonably possible that there may be a change in the amount of unrecognized tax benefits within the next twelve months resulting from potential assessments, settlements or the expiration of some applicable statutes of limitations. It is reasonably possible that unrecognized tax benefits may decrease by up to $13 million.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the tax returns filed by the Company are no longer subject to United States Federal or state and local income tax examinations for years before 2005 and are no longer subject to foreign income tax examinations by tax authorities for years before 2004.

13. STOCKHOLDERS’ EQUITY

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2008, the Company established a new repurchase program, pursuant to which, during the period beginning on July 17, 2008 and ending December 31, 2009, the Company may repurchase shares of its common stock at an aggregate price not to exceed $1.3 billion, or such lesser amount as may be permitted pursuant to the terms of any credit agreements or otherwise.

In June 2008, the Company entered into a $150.0 million accelerated share repurchase agreement (the “ASR Agreement”), with Wachovia Bank, National Association (“Wachovia”). Pursuant to the ASR Agreement, on June 18, 2008, the Company purchased 2,212,716 shares of its common stock at a price per share of $67.79. Under the ASR Agreement, Wachovia then purchased an equivalent of $150.0 million of the Company’s common stock in the open market. The final settlement was on July 2, 2008 and the Company received an additional 418,805 shares of common stock based upon the volume weighted average price of its common stock purchased by Wachovia during the period less a specified discount. As a result of this transaction, the Company purchased a total of 2,631,521 shares of its common stock at a settlement price per share of $57.00.

For the year ended December 31, 2008, the Company acquired a total of 17,198,408 shares of its common stock for approximately $1,000.9 million. These purchases included amounts under the ASR described above and 4,329,900 shares acquired for approximately $277.5 million in connection with the offering of the Convertible Senior Notes in July 2008.

The Company acquired 1,805,800 and 2,857,672 shares for approximately $108.5 million and $146.0 million during 2007 and 2006, respectively.

14. STOCK COMPENSATION PLANS

The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.

On April 4, 2003, the Board of Directors of the Company adopted the 2003 long-term incentive plan and the stockholders approved it at the Company’s 2003 annual meeting of stockholders on June 10, 2003. This plan reserves 6,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates.

On March 31, 2005, the Board of Directors of the Company adopted the 2005 long-term incentive plan. On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Company’s 2005 long-term incentive plan, effective July 1, 2005. This plan reserves 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates.

Terms of all awards under both the 2003 long-term incentive plan and the 2005 long-term incentive plan are determined by the Board of Directors or the compensation committee of the Board of Directors or its designee at the time of award.

Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R which supersedes APB No. 25. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. The Company elected the modified

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense estimated under SFAS No. 123 pro forma disclosures, adjusted for forfeitures.

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cost of operations	$29,843	$27,593	$20,259
General and administrative	18,891	20,718	15,532

Total	$48,734	$48,311	$35,791

Stock-based compensation expense for the merchant services and utility services businesses was approximately $5.6 million, $7.9 million, and $7.3 million during 2008, 2007 and 2006, respectively. These amounts have been included in the loss from discontinued operations.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. As of December 31, 2008, there was approximately $123.7 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Restricted Stock

During 2008, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock is estimated on the date of grant. In accordance with SFAS No. 123R, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Service-based restricted stock awards typically vest ratably over a three year period. Performance-based restricted stock awards vest if specified performance measures tied to the Company’s financial performance are met.

	Performance- Based	Service- Based(1)	Total
Balance at January 1, 2006	—	469,840	469,840
Shares granted	242,015	626,672	868,687
Shares vested	(8,100)	(130,793)	(138,893)
Shares cancelled	(14,460)	(75,765)	(90,225)

Balance at December 31, 2006	219,455	889,954	1,109,409
Shares granted(2)	350,809	422,980	773,789
Shares vested(2)	(318,864)	(311,033)	(629,897)
Shares cancelled	(22,824)	(129,343)	(152,167)

Balance at December 31, 2007	228,576	872,558	1,101,134
Shares granted	1,791,742	1,481,266	3,273,008
Shares vested	(187,106)	(421,733)	(608,839)
Shares cancelled	(16,022)	(195,391)	(211,413)

Balance at December 31, 2008	1,817,190	1,736,700	3,553,890

Outstanding and Expected to Vest			2,951,501

(1)	Amounts include 3,206 shares of stock issued to the Board of Directors for 2006. The shares vested immediately, but are subject to transfer restrictions until one year after the director’s service on the Board terminates.

(2)	Includes 86,314 performance based restricted stock shares awarded in 2006, for which the performance criteria was met and vested in 2007.

The weighted average grant-date fair value per share was $56.20 for restricted stock awards granted for the year ended December 31, 2008. The weighted-average remaining contractual life for unvested restricted stock was 2.2 years at December 31, 2008.

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

No stock option awards were granted during the year ended December 31, 2008.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2007 and 2006.

	2007	2006
Expected dividend yield	—	—
Risk-free interest rate	4.51%-4.99%	4.53%-4.65%
Expected life of options (years)	6.8	7.1
Assumed volatility	31.8%-35.7%	31.9%-37.0%
Weighted average fair value	$26.15	$18.46

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balance at January 1, 2006	6,680	$27.19	3,319	$18.01
Granted	620	43.44
Exercised	(2,053)	21.57
Forfeited	(375)	29.96

Balance at December 31, 2006	4,872	$30.98	2,697	$23.80
Granted	433	63.33
Exercised	(618)	29.94
Forfeited	(81)	40.92

Balance at December 31, 2007	4,606	$33.98	3,327	$28.19
Granted	—	—
Exercised	(833)	60.13
Forfeited	(159)	52.75

Balance at December 31, 2008	3,614	$32.90	3,245	$30.39

Outstanding and Expected to Vest	3,593	$32.73

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $20.8 million, $22.6 million and $64.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company received cash proceeds of approximately $29.2 million from stock options exercised during the year ended December 31, 2008.

The aggregate intrinsic value of stock options outstanding as of December 31, 2008 was approximately $54.9 million. The aggregate intrinsic value of stock options exercisable as of December 31, 2008 was approximately $54.3 million and the weighted average remaining contractual life was approximately 4.7 years. The aggregate intrinsic value of stock options outstanding and expected to vest was approximately $54.9 million as of December 31, 2008 and the weighted average remaining contractual life was approximately 5.0 years. The number of stock options outstanding and expected to vest is impacted by the Company’s forfeiture rate assumption of 8%.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2008.

	Outstanding			Exercisable
	Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
$9.00 to $12.00	376	2.1	$11.63	376	$11.63
$12.01 to $15.00	540	1.9	$14.98	540	$14.98
$15.01 to $22.00	6	3.3	$20.70	6	$20.70
$22.01 to $29.00	426	4.5	$24.05	426	$24.05
$29.01 to $39.00	588	5.2	$31.80	588	$31.80
$39.01 to $47.00	1,334	6.4	$41.80	1,183	$41.63
$47.01 to $54.00	18	7.4	$53.44	17	$53.43
$54.01 to $64.00	326	8.1	$63.32	109	$63.32

	3,614			3,245

During 2007, the vesting provisions of certain shares of restricted stock and stock options issued to certain employees were modified. The service conditions of these awards were accelerated in connection with the anticipated termination and the termination of these employees. The terms were modified such that should the Merger, as discussed in Note 2 “Termination of Merger”, be completed before the Merger Agreement expired or was otherwise terminated, the employee would receive the consideration as set forth in the Merger Agreement. With the termination of the Merger Agreement, the employees did not receive the additional consideration and the Company reversed approximately $6.0 million of compensation expense in the second quarter of 2008, of which $1.2 million was included in loss from discontinued operations.

In connection with the sale of the merchant services business, the vesting provisions of the awards for certain employees associated with the business were accelerated on the date of sale and the Company recorded incremental stock-based compensation expense of approximately $0.7 million, which was included in loss from discontinued operations during the second quarter of 2008.

In connection with the sale of the utility services business, the vesting provisions of the awards for certain employees associated with the business were accelerated on the date of sale and the Company recorded incremental stock-based compensation expense of approximately $4.5 million, which has been included in loss from discontinued operations during the third quarter of 2008.

15. EMPLOYEE BENEFIT PLANS

On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), effective on July 1, 2005. No employee may purchase more than $25,000 in stock under the ESPP in any calendar year, and no employee may purchase stock under the ESPP if such purchase would cause the employee to own more than 5% of the voting power or value of the Company’s common stock. The ESPP provides for three month offering periods, commencing on the first trading day of each calendar quarter and ending on the last trading day of each calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each quarter. An employee may elect to pay the purchase price of such common stock through payroll

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductions. The maximum number of shares reserved for issuance under the ESPP is 1,500,000 shares, subject to adjustment as provided in the ESPP. Employees are required to hold any stock purchased through the ESPP for 180 days prior to any sale or withdrawal of shares.

In connection with the Merger, the Company closed the ESPP to further contributions as of June 29, 2007. In June 2008, the Compensation Committee of the Company’s Board of Directors authorized re-opening the ESPP and employee contributions commenced during the third quarter of 2008. During the year ended December 31, 2008, the Company issued 37,690 shares of common stock under the ESPP at a weighted-average issue price of $45.22. Approximately 725,345 shares of common stock have been issued under the ESPP since its adoption.

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

Eligible employees can participate in the plan immediately upon joining the Company and after six months of employment begin receiving Company matching contributions. On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar an employee contributes is matched for savings of more than three percent and up to five percent of pay. All Company matching contributions are immediately vested. In addition to the Company match, the Company annually may make an additional contribution based on the profitability of the Company. This contribution, subject to Board of Directors approval, is based on a percentage of pay and is subject to a five-year vesting schedule. The participants in the plan can direct their contributions and the Company’s matching contribution to nine investment options, including the Company’s common stock. Company contributions for employees age 65 or older vest immediately. Contributions for the years ended December 31, 2008, 2007 and 2006 were $15.7 million, $18.1 million, and $15.2 million, respectively.

The Company also provides a Deferred Profit Sharing Plan for its Canadian employees after one year of service. Company contributions range from one to five percent of earnings, based on years of service.

The Company also maintains an Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan provides an opportunity for a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their regular compensation and bonuses payable for services rendered and to receive certain employer contributions.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net income	$217,393	$164,061	$189,605
Unrealized (loss) gain on securities available-for-sale	(45,349)	846	1,880
Reclassification adjustment for the foreign currency translation gain realized upon the sale of the utility services business	(7,535)	—	—
Foreign currency translation adjustments(1)	(19,005)	13,946	(721)

Total comprehensive income, net of tax	$145,504	$178,853	$190,764

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)
Unrealized (loss) gain on securities available-for-sale	$(39,112)	$6,237
Unrealized foreign currency (loss) gain	(8,737)	17,803

Total accumulated other comprehensive (loss) income	$(47,849)	$24,040

17. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit totaled $120.8 million at December 31, 2008, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

The Company currently has an obligation to provide AIR MILES Reward Program collectors with travel and other rewards upon the redemption of AIR MILES reward miles. The Company believes that the redemption settlements assets, including the letters of credit and other assurances mentioned above, are sufficient to meet that obligation.

The Company has entered into certain long-term arrangements to purchase tickets from airlines and other suppliers in connection with redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to make purchases at set prices. Under these agreements, the Company is required to purchase annual minimums of approximately $56.0 million through April 2012.

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $54.4 million, $51.0 million, and $43.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008, the Company entered into certain sale-leaseback transactions that resulted in proceeds of approximately $34.2 million and a deferred gain of $13.1 million. The leases have been reflected as capital lease obligations and the gain is being amortized over the expected lease term in proportion to the leased assets.

In December 2007, the Company entered into certain sale-leaseback transactions which resulted in proceeds of approximately $25.9 million and a deferred gain of $10.8 million. The leases have been reflected as capital lease obligations and the gain amortized over the expected lease term in proportion to the leased assets.

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2008, are:

Year	Operating Leases	Capital Leases
	(In thousands)
2009	$47,044	$24,612
2010	38,272	23,312
2011	29,838	4,063
2012	25,103	23
2013	21,211	14
Thereafter	82,677	—

Total	$244,145	52,024

Less amount representing interest		(4,170)

Total present value of minimum lease payments		$47,854

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

Before World Financial Network National Bank can pay dividends to ADSC, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, World Financial Network National Bank may only pay dividends to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, World Financial Network National Bank must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that World Financial Network National Bank is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, the authority may require, after notice and hearing, that World Financial Network National Bank cease and desist from the unsafe practice.

Quantitative measures established by regulation to ensure capital adequacy require World Financial Network National Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital to average assets (as defined) (“total capital ratio”, “Tier 1 capital ratio” and “leverage ratio”, respectively). Under the regulations, a “well capitalized”

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, World Financial Network National Bank is considered well capitalized. As of December 31, 2008, World Financial Network National Bank’s Tier 1 capital ratio was 24.3%, total capital ratio was 25.5% and leverage ratio was 41.7% and World Financial Network National Bank was not subject to a capital directive order.

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

Cardholders

The Company’s Private Label Credit segment is active in originating private label and co-branded credit cards in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2008, the Company had approximately 27.5 million cardholders, having unused lines of credit averaging $1,223 per account.

Legal Proceedings

On May 17, 2007, the Company entered into an Agreement and Plan of Merger by and among the Company, Aladdin Solutions, Inc. (f/k/a Aladdin Holdco, Inc., “Parent”) and Aladdin Merger Sub, Inc. (“Merger

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the Merger Agreement, if the Company terminates the Merger Agreement as a result of Parent’s or Merger Sub’s breach or failure to perform that causes specified closing conditions not to be satisfied, Parent is required to pay, or cause to be paid, to the Company a fee of $170.0 million (the “Business Interruption Fee”). Blackstone Capital PartnersV L.P. (“BCP V”) provided a limited guarantee pursuant to which, among other things, BCP V guarantees payment of the Business Interruption Fee and up to $3.0 million of other amounts for which the Blackstone Entities are liable under the Merger Agreement. The Company has demanded that Parent pay the Business Interruption Fee and commenced litigation on April 18, 2008 seeking full and timely payment of this fee by BCP V, as guarantor of the fee, in the New York State Supreme Court (the “New York action”).

On April 21, 2008, the Blackstone Entities filed an action for declaratory judgment in the Delaware Court of Chancery against the Company seeking an order declaring that, among other things, the Blackstone Entities are not in breach of the Merger Agreement and that they are not obligated to pay the Business Interruption Fee (the “Delaware declaratory judgment action”).

On May 30, 2008, the Company filed a breach of contract in the Delaware Court of Chancery against BCP V, Parent and Merger Sub seeking payment of the Business Interruption Fee (the “Delaware contract action”).

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. The Company filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. The Company filed an opposition brief to the motion to dismiss the amended complaint on August 13, 2008, and defendants filed their reply brief on August 27, 2008. A hearing on the motion to dismiss was held on October 17, 2008. The Delaware Court of Chancery granted defendants motion to dismiss the amended complaint on January 15, 2009. The Company filed a notice of appeal from the Delaware Court of Chancery’s opinion and order dismissing the amended complaint in its entirety with the Delaware Supreme Court on February 12, 2009.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, from time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material adverse affect on its business or financial condition, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

18. FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$156,911	$156,911	$219,210	$219,210
Trade receivables, net	219,362	219,362	228,582	228,582
Seller’s interest and credit card receivables, net	639,573	639,573	652,434	652,434
Redemption settlement assets, restricted	531,594	531,594	317,053	317,053
Due from securitizations	701,347	701,347	379,268	379,268
Financial liabilities
Accounts payable	108,369	108,369	133,857	133,857
Debt	2,416,075	2,206,587	1,328,050	1,320,763

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable —The carrying amount approximates fair value due to the short maturity.

Seller’s interest and credit card receivables, net—The carrying amount of credit card receivables approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates. Seller’s interest is carried at fair value. The Company determines the fair value of its seller’s interest through discounted cash flow models. The estimated cash flows used include assumptions related to rates of payments and defaults, which reflect economic and other relevant conditions. The discount rate used is based on an interest rate curve that is observable in the market place plus an unobservable credit spread.

Redemption settlement assets—Fair values for securities are based on quoted market prices and a valuation model that calculates the present value of estimated future cash flows for each asset.

Due from securitizations—The spread deposits, retained interests and interest-only strips are recorded at their fair value. The carrying amount of excess funding deposits approximates its fair value due to the relatively

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

short maturity period and average interest rates, which approximate current market rates. The Company uses a valuation model that calculates the present value of estimated future cash flows for each asset. The model incorporates the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, net charge-offs, discount rates and contractual interest and fees.

Debt—The fair value was estimated based on the current rates available to the Company for debt with similar remaining maturities. A binomial lattice model was used to determine the fair value of the Convertible Senior Notes.

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

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The use of different techniques to determine fair value of these financial instruments could result in different estimates of fair value at the reporting date.

During the year ended December 31, 2008, the Company transferred retained interests classified as available-for-sale investment securities into the Level 3 classification from Level 2. Historically, the Company has received market quotes to determine the fair value of these retained interests. Due to changes in the economic environment and the availability of observable market data, in the fourth quarter of 2008, the Company used a discounted cash flow model, including assumptions for net charge-offs, to determine the fair value of the Company’s retained interests.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
	Carrying Value at December 31, 2008	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents(1)	$48,879	$48,879	$—	$—
Government bonds(2)	40,312	22,938	17,374	—
Corporate bonds(2)	360,065	298,757	32,683	28,625
Other available-for-sale securities(3)	9,423	9,423	—	—
Seller’s interest(5)	182,428	—	—	182,428
Retained interest in securitization trust(4)	259,612	—	—	259,612
Spread deposits(4)	175,384	—	—	175,384
Interest-only strips(4)	169,241	—	—	169,241
Excess funding deposits(4)	97,110	—	97,110	—

Total assets measured at fair value	$1,342,454	$379,997	$147,167	$815,290

(1)	Amounts are included in cash and cash equivalents in the consolidated balance sheet.

(2)	Amounts are included in redemption settlement assets in the consolidated balance sheet.

(3)	Amounts are included in other current and non-current assets in the consolidated balance sheet.

(4)	Amounts are included in due from securitizations in the consolidated balance sheet.

(5)	Amounts are included in seller’s interest and credit card receivables, net in the consolidated balance sheet.

The following table summarizes the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of December 31, 2008:

	Corporate Bonds	Retained Interest in Securitization Trust	Seller’s Interest	Spread Deposits	Interest- Only Strips
		(In thousands)
January 1, 2008	$—	$—	$—	$125,624	$154,735
Total (losses) gains (realized or unrealized)
Included in earnings	—	—	675	1,033	18,026
Included in other comprehensive income	(6,760)	(48,251)	—	231	(3,520)
Tax effect	2,705	16,888	—	—	1,236

Total in other comprehensive income	(4,055)	(31,363)	—	231	(2,284)
Purchases, issuances, and settlements	—	—	9,598	48,496	—
Transfers in or out of Level 3	35,385	307,863	172,155	—	—

December 31, 2008	28,625	$259,612	$182,428	$175,384	$169,241

(Losses) gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at December 31, 2008	$—	$—	$675	$1,033	$18,026

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Losses and gains included in earnings for both the spread deposits and the interest-only strip are included in securitization income and finance charges, net.

The following table provides the assets carried at fair value measured on a nonrecurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
	Carrying Value at December 31, 2008	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Goodwill(1)	$—	$—	$—	$—	$26,185
Long-lived assets held for sale(2)	—	—	—	—	19,215

Total assets measured at fair value	$—	$—	$—	$—	$45,400

(1)	In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill associated with discontinued operations with a carrying amount of $26.2 million was written down to $0, resulting in an impairment charge of $26.2 million. Goodwill was included in the consolidated balance sheets in assets held for sale and the impairment charge is included in loss from discontinued operations.

(2)	In accordance with SFAS No. 144, long-lived assets held for sale with a carrying amount of $69.2 million were written down to reflect a fair value of $50.0 million, less costs to sell of approximately $2.5 million, resulting in a loss of $19.2 million, which is include in loss from discontinued operations. These assets were subsequently sold in July 2008.

19. PARENT-ONLY FINANCIAL STATEMENTS

ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. The stand alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2008	2007
	(In thousands)
Assets:
Cash and cash equivalents	$140	$174
Investment in subsidiaries	1,140,096	1,306,826
Intercompany receivables	1,259,710	1,118,083
Other assets	60,729	21,174

Total assets	$2,460,675	$2,446,257

Liabilities:
Current debt	$250,000	$300,000
Long-term debt	1,520,000	621,000
Other liabilities	296,555	328,291

Total liabilities	2,066,555	1,249,291
Stockholders’ equity	394,120	1,196,966

Total liabilities and stockholders’ equity	$2,460,675	$2,446,257

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest from loans to subsidiaries	$24,314	$35,048	$33,996
Dividends from subsidiaries	350,800	202,250	102,500

Total revenue	375,114	237,298	136,496
Loss on sale of long-lived assets	1,052	16,045	—
Interest expense, net	59,526	64,289	34,061
Other expenses, net	199	(289)	184

Total expenses	60,777	80,045	34,245

Income before income taxes and equity in undistributed net (loss) income of subsidiaries	314,337	157,253	102,251
(Benefit) provision for income taxes	(4,341)	(19,645)	1,399

Income before equity in undistributed net income of subsidiaries	318,678	176,898	100,852
Equity in undistributed net (loss) income of subsidiaries	(101,285)	(12,837)	88,753

Net income	$217,393	$164,061	$189,605

Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net cash (used in) provided by operating activities	$(229,084)	$108,270	$(97,857)
Investing activities:
Proceeds from the sale of businesses	137,962	12,347	—
Payments for acquired businesses, net of cash acquired	(2,314)	(438,163)	(205,567)

Net cash provided by (used in) investing activities	135,648	(425,816)	(205,567)

Financing activities:
Borrowings under debt agreements	4,646,000	2,309,000	3,599,000
Repayment of borrowings	(3,797,000)	(2,113,000)	(3,315,000)
Excess tax benefits from stock-based compensation	2,269	8,163	17,521
Payment of deferred financing costs	(31,105)	—	—
Other	—	(1,069)	(3,415)
Purchase of treasury shares	(1,000,853)	(108,536)	(145,998)
Proceeds from issuance of common stock	30,920	20,892	48,831
Proceeds from issuance of convertible note warrants	94,185	—	—
Payment for convertible note hedges	(201,814)	—	—
Dividends paid	350,800	202,250	102,500

Net cash provided by financing activities	93,402	317,700	303,439

Increase (decrease) in cash and cash equivalents	(34)	154	15
Cash and cash equivalents at beginning of year	174	20	5

Cash and cash equivalents at end of year	$140	$174	$20

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. SEGMENT INFORMATION

Operating segments are defined by SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is comprised of the Chairman of the Board and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

The Company operates in four reportable segments: Loyalty Services, Epsilon Marketing Services, Private Label Services, and Private Label Credit.

•	Loyalty Services includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon Marketing Services provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services;

•	Private Label Services provides transaction processing, customer care and collections services for the Company’s private label and other retail card programs; and

•	Private Label Credit provides risk management solutions, account origination and funding services for the Company’s private label and other retail card programs.

In addition, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other”. Total assets are not allocated to the segments. As discussed in Note 4 “Acquisitions and Dispositions”, the Company’s merchant services and utility services business units have been classified as discontinued operations.

The Private Label Services segment performs card processing and servicing activities for cardholder accounts generated by the Private Label Credit segment. For this, the Private Label Services segment receives a fee equal to its direct costs before corporate overhead plus a margin. The margin is based on estimated current market rates for similar services. This fee represents an operating cost to the Private Label Credit segment and corresponding revenue for the Private Label Services segment. Inter-segment sales are eliminated upon consolidation. Revenues earned by the Private Label Services segment from servicing the Private Label Credit segment, and consequently paid by the Private Label Credit segment to the Private Label Services segment, are set forth under “Eliminations” in the tables below.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

Year Ended December 31, 2008	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$755,546	$490,998	$382,650	$750,365	$17,337	$(371,629)	$2,025,267
Adjusted EBITDA(1)	204,895	126,558	115,939	254,176	(46,407)	—	655,161
Depreciation and amortization	29,796	75,481	8,854	11,486	10,201	—	135,818
Stock compensation expense	12,611	8,853	6,591	1,788	18,891	—	48,734
Merger and other costs(2)	—	2,633	1,435	—	4,988	—	9,056
Loss on sale of assets	—	—	—	—	1,052	—	1,052
Operating income (loss)	162,488	39,591	99,059	240,902	(81,539)	—	460,501
Interest expense, net	—	—	—	—	63,648	—	63,648
Income (loss) from continuing operations before income taxes	162,488	39,591	99,059	240,902	(145,187)	—	396,853
Capital expenditures	15,621	12,971	9,496	4,217	3,238	—	45,543

Year Ended December 31, 2007	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$628,792	$458,610	$370,832	$827,952	$33,360	$(357,387)	$1,962,159
Adjusted EBITDA(1)	132,136	118,219	99,084	350,079	(67,333)	—	632,185
Depreciation and amortization	24,601	71,901	8,429	11,231	10,849	—	127,011
Stock compensation expense	7,353	11,380	5,613	774	23,191	—	48,311
Merger and other costs(2)	—	—	—	—	19,593	—	19,593
Loss on sale of assets	—	—	—	—	16,045	—	16,045
Operating income (loss)	100,184	34,935	85,042	338,075	(137,011)	—	421,225
Interest expense, net	—	—	—	—	69,381	—	69,381
Income (loss) from continuing operations before income taxes	100,184	34,935	85,042	338,075	(206,392)	—	351,844
Capital expenditures	35,281	30,555	15,598	2,789	6,857	—	91,080

Year Ended December 31, 2006	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$541,227	$302,070	$382,680	$745,336	$37,025	$(357,789)	$1,650,549
Adjusted EBITDA(1)	103,652	74,158	119,835	282,705	(81,754)	—	498,596
Depreciation and amortization	22,793	34,473	10,425	11,408	10,326	—	89,425
Stock compensation expense	7,492	5,489	5,482	869	16,459	—	35,791
Operating income (loss)	73,369	34,196	103,927	270,428	(108,540)	—	373,380
Interest expense, net	—	—	—	—	40,722	—	40,722
Income (loss) from continuing operations before income taxes	73,369	34,196	103,927	270,428	(149,262)	—	332,658
Capital expenditures	19,429	14,062	6,181	1,996	4,723	—	46,391

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, loss on the sale of assets, merger and other costs. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric by which senior management is evaluated.

(2)

Merger and other costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal, and accounting costs. Other costs represent compensation charges related to the severance of certain employees and other non-routine costs associated with the disposition of certain businesses.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas is as follows:

	United States	Canada	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2008	$1,222,578	$770,270	$32,419	$2,025,267
Year Ended December 31, 2007	$1,285,123	$646,078	$30,958	$1,962,159
Year Ended December 31, 2006	1,087,784	549,900	12,865	1,650,549
Long-lived assets
December 31, 2008	$1,993,314	$378,035	$46,630	$2,417,979
December 31, 2007	$1,766,922	$345,802	$56,558	$2,169,282

As of December 31, 2008, revenues from BMO represented approximately 16.0% of revenue and are included in the Loyalty Services segment.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are presented below.

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share amounts)
Revenues	$499,250	$507,210	$511,225	$507,582
Operating expenses	380,687	393,033	391,414	399,632

Operating income	118,563	114,177	119,811	107,950
Interest expense, net	17,103	13,942	16,504	16,099

Income from continuing operations before income taxes	101,460	100,235	103,307	91,851
Provision for income taxes	38,758	38,289	39,948	36,459

Income from continuing operations	62,702	61,946	63,359	55,392
Income (loss) from discontinued operations	(13,383)	(14,977)	5,900	(3,546)

Net income	$49,319	$46,969	$69,259	$51,846

Income from continuing operations per share—basic	$0.80	$0.81	$0.94	$0.87

Income from continuing operations per share —diluted	$0.78	$0.79	$0.91	$0.84

Net income per share—basic	$0.63	$0.61	$1.03	$0.82

Net income per share—diluted	$0.61	$0.60	$0.99	$0.79

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share amounts)
Revenues	$466,347	$481,820	$492,026	$521,966
Operating expenses	345,776	379,599	376,454	439,105

Operating income	120,571	102,221	115,572	82,861
Interest expense, net	15,800	18,934	17,771	16,876

Income from continuing operations before income taxes	104,771	83,287	97,801	65,985
Provision for income taxes	40,056	31,752	36,535	29,060

Income from continuing operations	64,715	51,535	61,266	36,925
Loss from discontinued operations	(7,855)	(7,446)	(32,093)	(2,986)

Net income	$56,860	$44,089	$29,173	$33,939

Income from continuing operations per share—basic	$0.82	$0.66	$0.78	$0.47

Income from continuing operations per share —diluted	$0.80	$0.64	$0.76	$0.46

Net income per share—basic	$0.72	$0.56	$0.37	$0.43

Net income per share—diluted	$0.70	$0.55	$0.36	$0.42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: March 2, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date
/S/ J. MICHAEL PARKS J. Michael Parks	Chairman of the Board and Director	March 2, 2009

/S/ EDWARD J. HEFFERNAN Edward J. Heffernan	President and Chief Executive Officer	March 2, 2009

/S/ MICHAEL D. KUBIC Michael D. Kubic	Senior Vice President, Interim Chief Financial Officer, Corporate Controller, and Chief Accounting Officer	March 2, 2009

/S/ BRUCE K. ANDERSON Bruce K. Anderson	Director	March 2, 2009

/S/ ROGER H. BALLOU Roger H. Ballou	Director	March 2, 2009

/S/ LAWRENCE M. BENVENISTE, PH.D. Lawrence M. Benveniste, Ph.D.	Director	March 2, 2009

/S/ D. KEITH COBB D. Keith Cobb	Director	March 2, 2009

/S/ E. LINN DRAPER, JR., PH.D. E. Linn Draper, Jr., Ph.D.	Director	March 2, 2009

/S/ KENNETH R. JENSEN Kenneth R. Jensen	Director	March 2, 2009

/S/ ROBERT A. MINICUCCI Robert A. Minicucci	Director	March 2, 2009

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts—Trade receivables:
Year Ended December 31, 2008	$6,319	$5,982	$(594)	$(4,535)	$7,172
Year Ended December 31, 2007	$2,215	$4,851	$(63)	$(684)	$6,319
Year Ended December 31, 2006	$959	$1,381	$208	$(333)	$2,215
Allowance for Doubtful Accounts—Seller’s interest and credit card receivables:
Year Ended December 31, 2008	$38,726	$38,796	$17,216	$(54,020)	$40,718
Year Ended December 31, 2007	$45,919	$35,812	$(1,798)	$(41,207)	$38,726
Year Ended December 31, 2006	$38,415	$33,777	$4,802	$(31,075)	$45,919