Form 10-Q
period 2009-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2009-05-11
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of May 7, 2009, 58,077,074 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$321,631	$156,911
Trade receivables, less allowance for doubtful accounts ($7,611 and $7,172 at March 31, 2009 and December 31, 2008, respectively)	194,304	219,362
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($44,794 and $40,718 at March 31, 2009 and December 31, 2008, respectively)	678,920	639,573
Deferred tax asset, net	199,273	201,895
Other current assets	139,923	142,661
Redemption settlement assets, restricted	514,318	531,594
Assets held for sale	—	32,015

Total current assets	2,048,369	1,924,011
Property and equipment, net	160,452	168,847
Due from securitizations	762,656	701,347
Intangible assets, net	284,861	297,776
Goodwill	1,126,423	1,133,790
Other non-current assets	117,356	116,219

Total assets	$4,500,117	$4,341,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$114,050	$108,370
Accrued expenses	102,450	143,656
Certificates of deposit	627,600	433,900
Credit facility and other debt, current	275,392	275,549
Other current liabilities	91,413	106,641
Deferred revenue	816,341	860,455
Liabilities held for sale	—	20,782

Total current liabilities	2,027,246	1,949,353
Deferred tax liability, net	155,854	123,476
Deferred revenue	129,741	135,179
Certificates of deposit	305,300	255,000
Long-term and other debt	1,355,217	1,215,726
Other liabilities	112,968	115,958

Total liabilities	4,086,326	3,794,692
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 90,049 shares and 89,029 shares at March 31, 2009 and December 31, 2008, respectively	900	890
Additional paid-in capital	1,118,493	1,115,291
Treasury stock, at cost (30,952 and 26,222 shares at March 31, 2009 and December 31, 2008, respectively)	(1,573,255)	(1,410,339)
Retained earnings	917,160	889,305
Accumulated other comprehensive loss	(49,507)	(47,849)

Total stockholders’ equity	413,791	547,298

Total liabilities and stockholders’ equity	$4,500,117	$4,341,990

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenues
Transaction	$95,981	$83,596
Redemption	112,147	116,779
Securitization income and finance charges, net	140,497	167,991
Database marketing fees and direct marketing fees	115,609	117,503
Other revenue	16,022	13,381

Total revenue	480,256	499,250
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	321,890	324,811
General and administrative	27,819	18,268
Depreciation and other amortization	15,086	17,762
Amortization of purchased intangibles	14,248	17,187
Loss on the sale of assets	—	1,052
Merger (income) costs	(580)	1,607

Total operating expenses	378,463	380,687

Operating income	101,793	118,563
Interest expense, net	31,607	17,103

Income from continuing operations before income taxes	70,186	101,460
Provision for income taxes	27,233	38,758

Income from continuing operations	42,953	62,702
Loss from discontinued operations, net of taxes	(15,098)	(13,383)

Net income	$27,855	$49,319

Basic income per share:
Income from continuing operations	$0.70	$0.80
Loss from discontinued operations	(0.24)	(0.17)

Net income per share	$0.46	$0.63

Diluted income per share:
Income from continuing operations	$0.69	$0.78
Loss from discontinued operations	(0.24)	(0.17)

Net income per share	$0.45	$0.61

Weighted average shares — basic	61,148	78,536

Weighted average shares — diluted	61,833	80,589

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,855	$49,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,334	42,941
Deferred income taxes	21,348	2,041
Provision for doubtful accounts	13,288	13,855
Non-cash stock compensation	18,048	6,481
Fair value loss (gain) on interest-only strip	188	(10,400)
Amortization of discount on Convertible Senior Notes	10,354	—
Impairment of long-lived assets	—	15,000
Loss (gain) on the sale of assets	18,018	(3,214)
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	15,262	23,641
Change in merchant settlement activity	(8,987)	(102,713)
Change in other assets	(17,152)	(4,375)
Change in accounts payable and accrued expenses	(56,616)	(83,152)
Change in deferred revenue	(14,890)	11,369
Change in other liabilities	8,933	12,722
Excess tax benefits from stock-based compensation	(528)	339
Other	6,640	(370)

Net cash provided by (used in) operating activities	71,095	(26,516)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	1,581	(629)
Net (increase) decrease in seller’s interest and credit card receivables	(55,966)	65,970
Change in due from securitizations	(62,369)	18,752
Capital expenditures	(10,888)	(13,852)
Proceeds from the sale of assets	8,013	5,000
Other	531	(1,931)

Net cash (used in) provided by investing activities	(119,098)	73,310
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	863,000	933,000
Repayment of borrowings	(727,894)	(871,000)
Certificate of deposit issuances	413,900	95,300
Repayments of certificates of deposits	(169,900)	(183,800)
Payment of capital lease obligations	(5,393)	(4,733)
Payment of deferred financing costs	(1,452)	—
Excess tax benefits from stock-based compensation	528	(339)
Proceeds from issuance of common stock	1,658	2,712
Proceeds from sale-leaseback transactions	—	12,000
Purchase of treasury shares	(159,837)	—
Other	—	(164)

Net cash provided by (used in) financing activities	214,610	(17,024)

Effect of exchange rate changes on cash and cash equivalents	(1,887)	(6,085)

Change in cash and cash equivalents	164,720	23,685
Cash and cash equivalents at beginning of period	156,911	265,839

Cash and cash equivalents at end of period	$321,631	$289,524

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16,088	$10,098

Income taxes paid, net of refunds	$15,078	$39,533

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB No. 14-1”). FSP APB No. 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The statement requires retrospective application to all periods presented. The adoption of FSP APB No. 14-1 changed the historical accounting for the Company’s $805.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Senior Notes”). As a result, the Company recorded an additional $10.4 million of interest expense for the first quarter of 2009. The impact to the Company’s consolidated financial statements as of December 31, 2008 is as follows:

	December 31, 2008
	As Previously Presented	Following the Adoption of FSP APB No. 14-1
	(In thousands)
Consolidated Balance Sheets
Liabilities
Long-term and other debt	$1,451,626	$1,215,726
Total liabilities	3,962,919	3,794,692
Stockholders’ equity
Additional paid-in capital	$951,122	$1,115,291
Retained earnings	900,296	889,305
Total stockholders’ equity	394,120	547,298
Total liabilities and stockholders’ equity	4,357,039	4,341,990

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2008
	As Previously Presented	Following the Adoption of FSP APB No. 14-1
	(In thousands, except per share amounts)
Consolidated Statements of Income
Interest expense	$79,249	$96,177
Income from continuing operations before income taxes	396,853	379,925
Provision for income taxes	153,454	147,517
Net income	217,393	206,402

Basic income per share
Income from continuing operations	$3.40	$3.25
Net income per share	$3.04	$2.89

Diluted income per share
Income from continuing operations	$3.31	$3.16
Net income per share	$2.95	$2.80

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$42,953	$62,702
Loss from discontinued operations	(15,098)	(13,383)

Net income	$27,855	$49,319

Denominator
Weighted average shares, basic	61,148	78,536
Weighted average effect of dilutive securities:
Net effect of unvested restricted stock	78	695
Net effect of dilutive stock options	607	1,358

Denominator for diluted calculation	61,833	80,589

Basic
Income from continuing operations per share	$0.70	$0.80
Loss from discontinued operations per share	(0.24)	(0.17)

Net income per share	$0.46	$0.63

Diluted
Income from continuing operations per share	$0.69	$0.78
Loss from discontinued operations per share	(0.24)	(0.17)

Net income per share	$0.45	$0.61

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2009, the Company excluded 10.3 million warrants, 1.0 million restricted stock units, and 1.7 million stock options from the calculation of earnings per share as the effect was anti-dilutive.

3. DISPOSITIONS

In February 2009, the Company completed the sale of the remainder of its utility services business, including the termination of a services agreement and the resolution of certain contractual disputes, to a former utility client and recognized a pre-tax loss of approximately $18.0 million, which has been included in loss from discontinued operations in the unaudited condensed consolidated statements of income. In addition, the Company entered into transition services and co-location agreements to provide such former utility client with certain services or access to certain facilities for varying terms through the fourth quarter of 2010.

The sale of the remainder of the utility services business completed the plan of disposition which began in March 2008.

The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets as assets held for sale and liabilities held for sale. The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Assets:
Trade receivables, net	$—	$30,663
Other assets	—	1,307
Property and equipment, net	—	45

Assets held for sale	$—	$32,015

Liabilities:
Accrued expenses	$—	$18,738
Other liabilities	—	2,044

Liabilities held for sale	$—	$20,782

The following table summarizes the operating results of the discontinued operations.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue	$4,659	$75,487

Loss before provision for income taxes	(23,122)	(20,451)
Benefit from income taxes	(8,024)	(7,068)

Loss from discontinued operations	$(15,098)	$(13,383)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(102,711)	$83,717	5-10 years—straight line
Premium on purchased credit card portfolios	84,344	(38,800)	45,544	3-10 years—straight line, accelerated
Collector database	55,514	(45,857)	9,657	30 years—15% declining balance
Customer database	160,013	(43,789)	116,224	4-10 years—straight line
Noncompete agreements	2,403	(1,647)	756	3-5 years—straight line
Favorable lease	1,000	(955)	45	4 years—straight line
Tradenames	11,517	(2,677)	8,840	4-10 years—straight line
Purchased data lists	13,658	(5,930)	7,728	1-5 years—straight line, accelerated

	$514,877	$(242,366)	$272,511
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$527,227	$(242,366)	$284,861

	December 31, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(96,435)	$89,993	5-10 years—straight line
Premium on purchased credit card portfolios	84,344	(35,925)	48,419	3-10 years—straight line, accelerated
Collector database	57,528	(47,096)	10,432	30 years—15% declining balance
Customer database	160,103	(41,194)	118,909	4-10 years—straight line
Noncompete agreements	2,425	(1,554)	871	3-5 years—straight line
Favorable lease	1,000	(886)	114	4 years—straight line
Tradenames	11,542	(2,361)	9,181	4-10 years—straight line
Purchased data lists	12,994	(5,487)	7,507	1-5 years—straight line, accelerated

	$516,364	$(230,938)	$285,426
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$528,714	$(230,938)	$297,776

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2008	$204,507	$667,551	$261,732	$—	$—	$1,133,790
Goodwill acquired during the period	—	—	—	—	—	—
Effects of foreign currency translation	(6,763)	(477)	—	—	—	(7,240)
Other, primarily final purchase price adjustments	(127)	—	—	—	—	(127)

March 31, 2009	$197,617	$667,074	$261,732	$—	$—	$1,126,423

5. SECURITIZATION OF CREDIT CARD RECEIVABLES

As part of a securitization program, the Company regularly sells its credit card receivables to the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (collectively the “WFN Trusts”) and the World Financial Capital Credit Card Master Note Trust (the “WFC Trust”).

The following table shows the maturities of borrowing commitments as of March 31, 2009 for the WFN Trusts and the WFC Trust by year:

	2009	2010	2011	2012	2013 & Thereafter	Total
	(In millions)
Public notes	$652.8	$72.2	$450.0	$—	$500.0	$1,675.0
Private conduits(1)	2,097.6	666.6	—	—	—	2,764.2

Total	$2,750.4	$738.8	$450.0	$—	$500.0	$4,439.2

(1)	Amount represents borrowing capacity, not outstanding borrowings.

Seller’s interest and credit card receivables, less allowance for doubtful accounts included in the unaudited condensed consolidated balance sheets consists of seller’s interest, credit card receivables, other receivables and an allowance for doubtful accounts. Seller’s interest is recorded at the allocated carrying amount based on relative fair value. Changes in the fair values of our seller’s interest are recorded through securitization income and finance charges, net in the unaudited condensed consolidated statements of income.

The Company is required to maintain minimum interests ranging from 4% to 10% of the securitized credit card receivables. This requirement is met through seller’s interest and is supplemented through the excess funding deposits.

Due from securitizations included in the unaudited condensed consolidated balance sheets consists of spread deposits, interest-only strips, retained interest in securitization trusts and excess funding deposits.

The spread deposits and interest-only strips are recorded at their fair value. Fair value is determined by computing the present value of the estimated cash flows, using the dates that such cash flows are expected to be

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair values of interest-only strips and other interests retained are based on a review of actual cash flows and on the factors that affect the amounts and timing of the cash flows from each of the underlying credit card receivable pools. Based on this analysis, assumptions are validated or revised as deemed necessary, the amounts and the timing of anticipated cash flows are estimated and fair value is determined. The Company has one collateral type, credit card receivables, which is comprised of both private label and co-brand retail credit card receivables.

Retained interest in securitization trusts represents the Company’s investment in subordinated notes sold by the WFN Trusts and the WFC Trust. These investments are classified as available-for-sale, and changes in fair value are recorded through other comprehensive (loss) income.

At March 31, 2009, key economic assumptions and the sensitivity of the current fair value of residual cash flows to an immediate 10% and 20% adverse change in the assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of interest-only strips	$168,890	—	—
Weighted average life	9.5 – 11 months	$(13,140)	$(24,071)
Discount rate	18.8% – 22.0%	(920)	(1,822)
Expected yield, net of dilution	28.5% – 29.4%	(42,319)	(84,224)
Base rate(1)	0.5% – 1.1%	(574)	(1,148)
Net charge-off rate	9.5% – 11.5%	(14,051)	(28,245)

(1)	Base rate assumptions do not factor any changes in spreads with respect to future refinancing.

At March 31, 2009, key economic assumptions and the sensitivity of the current fair value of the Company’s seller’s interest and retained interest of the subordinated notes to an immediate 10% and 20% adverse change in the assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of seller’s interest	$40,979	—	—
Weighted average life	9.5 – 11 months	$(539)	$(990)
Discount rate	8.0%	(317)	(630)
Expected yield, net of dilution	28.5% – 29.4%	(497)	(993)
Net charge-off rate	9.5% – 11.5%	(170)	(341)
Fair value of subordinated notes – retained(1)	$420,123	—	—
Discount rate	10.2% – 22.1%	(6,409)	(12,640)

(1)	Includes those investments held by Loyalty Services and included in redemption settlement assets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in an assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The table below summarizes certain cash flows received from and paid to the securitization trusts:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$1,090.9	$1,532.6
Proceeds from new securitizations	359.8	259.5
Proceeds from collections reinvested in revolving period transfers	1,620.4	1,634.2
Purchases of previously transferred financial assets	—	—
Servicing fees received	18.3	16.8
Cash flows received on the interests that continue to be held by the transferor
Cash flows received on interest-only strip	$114.4	$125.8
Cash flows received on subordinated notes retained	5.7	0.7
Cash flows received on seller’s interest	9.3	10.6

The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	March 31, 2009	December 31, 2008
	(In millions)
Total credit card receivables managed	$4,137.8	$4,531.4
Less credit card receivables securitized	3,622.5	4,057.4

Credit card receivables	$515.3	$474.0

Principal amount of managed credit card receivables 90 days or more past due	$131.5	$127.1

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net managed charge-offs	$94,068	$67,681

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31, 2009	December 31, 2008
	(In millions)
Total credit card receivables securitized	$3,622.5	$4,057.4

Principal amount of securitized credit card receivables 90 days or more past due	$111.1	$111.7

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net securitized charge-offs	$87,797	$56,483

During the first quarter of 2009, the Company renewed its 2009-VFC1 conduit facility, increasing its capacity from $550.0 million to $666.7 million and extended the maturity of its 2008-VFN conduit facility, increasing its capacity from $600.0 million to $664.6 million. As part of these two transactions, the Company increased its retained subordinated interests by $181.3 million.

In April 2009, World Financial Network Credit Card Master Note Trust issued $708.9 million of term asset-backed securities to investors, including those participating in the U.S. government’s Term Asset-Backed Securities Loan Facility, or TALF program. The offering consisted of $560.0 million of Class A Series 2009-A asset backed notes that have a fixed interest rate of 4.6% per year, $26.6 million of Class M Series 2009-A asset backed notes that have a fixed interest rate of 6.0% per year, $33.7 million of Class B Series 2009-A asset backed notes that have a fixed interest rate of 7.5% per year and $88.6 million of Class C Series 2009-A asset backed notes that have a fixed interest rate of 9.0% per year. These notes will mature in November 2011. As part of this transaction, the Company retained all of the $148.9 million of subordinated classes of notes. Proceeds of this issuance were used to retire the 2008-VFN conduit facility, including those subordinated interests previously retained by the Company.

6. DEBT

Debt consists of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Certificates of deposit	$932,900	$688,900
Credit facility	501,000	365,000
Senior notes	500,000	500,000
Convertible senior notes	579,454	569,100
Capital lease obligations and other debt	50,155	57,175

	2,563,509	2,180,175
Less: current portion	(902,992)	(709,449)

Long-term portion	$1,660,517	$1,470,726

Certificates of Deposit

Terms of the certificates of deposit range from one month to 60 months with annual interest rates ranging from 1.0% to 5.7% at March 31, 2009 and 2.8% to 5.7% at December 31, 2008. Interest is paid monthly and at maturity.

Credit Facility

At March 31, 2009, borrowings under the credit facility were $501.0 million with a weighted average interest rate of 1.4%.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011 (the “Senior Notes”). The Senior Notes accrue interest on the unpaid balance thereof at the rate of 6.00% and 6.14% per annum, respectively. The Senior Notes are unsecured. As of March 31, 2009, the Company was in compliance with its covenants.

The Company believes that internally generated funds and other sources of liquidity will be sufficient to repay the $250.0 million of Series A Senior Notes due May 16, 2009.

Convertible Senior Notes

In the third quarter of 2008, the Company issued $805.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Senior Notes”). The Convertible Senior Notes are general unsecured senior obligations of the Company, and pay interest semi-annually in arrears at a contractual rate of 1.75%, will be convertible during certain periods and under certain circumstances and, subject to earlier repurchase by the Company or conversion, will mature on August 1, 2013. The Company may not redeem the Convertible Senior Notes prior to their maturity date.

Upon conversion, holders of the Convertible Senior Notes will receive, at the election of the Company, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on the applicable conversion rate at such time. The Convertible Senior Notes have an initial conversion rate of 12.7392 shares of common stock per $1,000 principal amount of the Convertible Senior Notes, which is equal to an initial conversion price of approximately $78.50 per share.

Concurrently with the issuance of the Convertible Senior Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Convertible Note Hedges”). The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 10.3 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Senior Notes.

Separately but also concurrently with the issuance of the Convertible Senior Notes, the Company entered into warrant transactions (the “Warrants”) whereby it sold warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 10.3 million shares of its common stock at an initial strike price of approximately $112.14. The Warrants will be exercisable and will expire in 79 equal tranches of 64,094 warrants and an 80th tranche of 64,102 warrants with respect to each of the hedge counterparties beginning on October 30, 2013 and continuing on each business day through February 25, 2014.

The Company accounted for the Convertible Note Hedges and Warrants in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). The Convertible Note Hedges and Warrants meet the requirements under EITF No. 00-19 to be accounted for as equity instruments.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the carrying value of the components of the Convertible Senior Notes following the Company’s adoption of FSP APB 14-1:

	March 31, 2009	December 31, 2008
	(In thousands)
Carrying amount of equity component	$252,828	$252,828

Principal amount of liability component	$805,000	$805,000
Unamortized discount	(225,546)	(235,900)

Net carrying value of liability component	$579,454	$569,100

If-converted value of common stock	$378,924

The discount on the liability component will be amortized as interest expense over a period of 4.3 years, the remaining life of the Convertible Senior Notes.

Interest expense on the Convertible Senior Notes recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest expense calculated on contractual interest rate	$3,522	$—
Amortization of discount on liability component	10,354	—

Total interest expense on convertible senior notes	$13,876	$—

Effective interest rate (annualized)	9.7%	—%

7. DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES® Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2008	$251,172	$744,462	$995,634
Cash proceeds	32,851	91,483	124,334
Revenue recognized	(32,131)	(106,278)	(138,409)
Other	—	(825)	(825)
Effects of foreign currency translation	(8,803)	(25,849)	(34,652)

March 31, 2009	$243,089	$702,993	$946,082

Amounts recognized in the consolidated balance sheets:
Current liabilities	$113,348	$702,993	$816,341

Non-current liabilities	$129,741	$—	$129,741

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In July 2008, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to an additional $1.3 billion of its outstanding common stock through December 2009, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the three months ended March 31, 2009, the Company acquired a total of 4,729,702 shares of its common stock for approximately $162.9 million. No shares were acquired during the three months ended March 31, 2008.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cost of operations	$10,365	$3,438
General and administrative	7,594	2,838

Total	$17,959	$6,276

Stock-based compensation expense for the merchant services and utility services businesses was approximately $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. These amounts have been included in the loss from discontinued operations in the unaudited condensed consolidated statements of income.

During the three months ended March 31, 2009, the Company awarded 710,303 performance-based restricted stock units with a weighted-average grant date fair value per share of $27.87 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s cash earnings per share growth for the period from January 1, 2009 to December 31, 2009 met certain pre-defined vesting criteria. Upon such determination, the performance restriction will lapse with respect to 33% of the award on February 23, 2010, with respect to an additional 33% of the award on February 23, 2011 and with respect to the final 34% of the award on February 23, 2012, provided that the participant is employed by the Company on each such vesting date.

In March 2009, the Company determined that it was no longer probable that the specified performance measures associated with certain performance-based restricted stock units would be achieved. As a result, 1,242,098 performance-based restricted stock units granted during 2008 and in January 2009 having a weighted-average grant date fair value of $56.43 per share, are not expected to vest. The Company has not recognized stock-based compensation expense related to those awards no longer expected to vest.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. INCOME TAXES

For the three months ended March 31, 2009 and 2008, the Company utilized an effective tax rate of 38.8% and 38.2%, respectively, to calculate its provision for income taxes. In accordance with APB Opinion No. 28, “Interim Financial Reporting,” this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2009 based on all known variables.

10. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$27,855	$49,319
Unrealized gain on securities available-for-sale	1,737	4,047
Foreign currency translation adjustments	(3,395)	(4,188)

Total comprehensive income	$26,197	$49,178

11. SEGMENT INFORMATION

The Company has four reportable operating segments as follows:

•	Loyalty Services, which includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon Marketing Services, a provider of integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services;

•	Private Label Services, which includes transaction processing, customer care and collections services for the Company’s private label and other retail card programs; and

•	Private Label Credit, which includes risk management solutions, account origination and funding services for the Company’s private label and other retail card programs.

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

Three Months Ended March 31, 2009	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$160,631	$117,566	$98,388	$186,462	$12,437	$(95,228)	$480,256
Adjusted EBITDA(1)	54,899	22,138	29,856	57,863	(12,722)	—	152,034
Depreciation and amortization	4,954	16,007	2,294	3,653	2,426	—	29,334
Stock compensation expense	4,024	3,324	2,338	679	7,594	—	17,959
Merger and other costs(2)	—	—	—	—	2,948	—	2,948
Operating income (loss)	45,921	2,807	25,224	53,531	(25,690)	—	101,793
Interest expense, net	—	—	—	—	31,607	—	31,607
Income (loss) from continuing operations before income taxes	45,921	2,807	25,224	53,531	(57,297)	—	70,186

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2008	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$171,806	$115,478	$94,549	$209,084	$458	$(92,125)	$499,250
Adjusted EBITDA(1)	40,897	23,643	26,834	87,093	(13,956)	—	164,511
Depreciation and amortization	8,566	19,142	2,274	2,791	2,176	—	34,949
Stock compensation expense	1,431	873	757	377	2,838	—	6,276
Merger and other costs(2)	—	—	795	—	2,876	—	3,671
Loss on sale of assets	—	—	—	—	1,052	—	1,052
Operating income (loss)	30,900	3,628	23,008	83,925	(22,898)	—	118,563
Interest expense, net	—	—	—	—	17,103	—	17,103
Income (loss) from continuing operations before income taxes	30,900	3,628	23,008	83,925	(40,001)	—	101,460

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, loss on the sale of assets, merger and other costs. Adjusted EBITDA is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” as it is the primary performance metric by which senior management is evaluated.

(2)

Merger and other costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal, and accounting costs. Other costs represent compensation charges related to certain departing corporate executives.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, Fair Value Measurements,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2009:

	Carrying Value at March 31, 2009	Fair Value Measurements at March 31, 2009 Using
		Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents(1)	$193,903	$193,903	$—	$—
Government bonds(2)	31,216	14,169	17,047	—
Corporate bonds(2)	396,414	286,777	15,889	93,748
Other available-for-sale securities(3)	9,107	9,107	—	—
Seller’s interest(5)	41,166	—	—	41,166
Retained interest in securitization trust(4)	327,430	—	—	327,430
Spread deposits(4)	173,322	—	—	173,322
Interest-only strips(4)	168,890	—	—	168,890
Excess funding deposits(4)	92,020	—	92,020	—

Total assets measured at fair value	$1,433,468	$503,956	$124,956	$804,556

(1)	Amounts are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.
(2)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheet.
(3)	Amounts are included in other current and non-current assets in the unaudited condensed consolidated balance sheet.
(4)	Amounts are included in due from securitizations in the unaudited condensed consolidated balance sheet.
(5)	Amounts are included in seller’s interest and credit card receivables, net in the unaudited condensed consolidated balance sheet.

The following table summarizes the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of March 31, 2009:

	Corporate Bonds	Retained Interest in Securitization Trust	Seller’s Interest	Spread Deposits	Interest-Only Strips
	(In thousands)
December 31, 2008	$28,625	$259,612	$182,428	$175,384	$169,241
Total (losses) gains (realized or unrealized)
Included in earnings	—	—	(409)	76	(581)
Included in other comprehensive income	566	(676)	—	—	230
Tax effect	(184)	232	—	—	(88)

Total in other comprehensive income	382	(444)	—	—	142
Purchases, issuances, and settlements	64,557	68,494	(140,853)	(2,138)	—
Transfers in or out of Level 3	—	—	—	—	—

March 31, 2009	$93,748	$327,430	$41,166	$173,322	$168,890

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at March 31, 2009	$—	$(68)	$—	$—	$(230)

Losses included in earnings for seller’s interest, spread deposits and the interest-only strip are included in securitization income and finance charges, net in the unaudited condensed consolidated statements of income.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the audited consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

Quarter in Review Highlights

Our first quarter 2009 results included the following new and renewed agreements:

•

In January 2009, we announced the signing of a multi-year agreement with HSN, an interactive lifestyle network and retail destination, to provide both co-brand and private label credit card services. In addition, we purchased HSN’s existing private label card portfolio in December 2008, the conversion of which was completed in the first quarter of 2009.

•

In February 2009, we announced that Shell Canada Products, a top-5 AIR MILES Reward Program sponsor and a manufacturer, distributor, and marketer of refined petroleum products in Canada, had signed a multi-year renewal agreement.

•

In February 2009, we announced the signing of a multi-year agreement with America’s Gardening Resource, a manufacturer and retailer of gardening tools, products, and supplies, for Epsilon to build and maintain its customer marketing database.

•

In February 2009, we announced the signing of a long-term agreement with Haband, a multi-channel retailer of men’s and women’s apparel and home goods via catalog and online, to provide private label credit card services.

•

In March 2009, our private label credit card banking subsidiary, World Financial Network National Bank, completed the renewal of its $550.0 million conduit facility with Barclays Capital, Royal Bank of Canada, and JP Morgan.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2008.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and other amortization and amortization of purchased intangibles.

We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, the impact of related impairments, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The adjusted EBITDA measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three months ended March 31,
	2009	2008
	(In thousands)
Income from continuing operations	$42,953	$62,702
Stock compensation expense	17,959	6,276
Provision for income taxes	27,233	38,758
Interest expense, net	31,607	17,103
Loss on the sale of assets	—	1,052
Merger and other costs(1)	2,948	3,671
Depreciation and other amortization	15,086	17,762
Amortization of purchased intangibles	14,248	17,187

Adjusted EBITDA	$152,034	$164,511

(1)	Represents expenditures directly associated with the proposed merger of the Company with an affiliate of The Blackstone Group and compensation charges related to the departure of certain employees.

Results of Continuing Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Revenue:
Loyalty Services	$160,631	$171,806	$(11,175)	(6.5)%
Epsilon Marketing Services	117,566	115,478	2,088	1.8
Private Label Services	98,388	94,549	3,839	4.1
Private Label Credit	186,462	209,084	(22,622)	(10.8)
Corporate/Other	12,437	458	11,979	Nm *
Eliminations	(95,228)	(92,125)	(3,103)	3.4

Total	$480,256	$499,250	$(18,994)	(3.8)%

Adjusted EBITDA:
Loyalty Services	$54,899	$40,897	$14,002	34.2%
Epsilon Marketing Services	22,138	23,643	(1,505)	(6.4)
Private Label Services	29,856	26,834	3,022	11.3
Private Label Credit	57,863	87,093	(29,230)	(33.6)
Corporate/Other	(12,722)	(13,956)	1,234	(8.8)

Total	$152,034	$164,511	$(12,477)	(7.6)%

Stock compensation expense:
Loyalty Services	$4,024	$1,431	$2,593	181.2%
Epsilon Marketing Services	3,324	873	2,451	280.8
Private Label Services	2,338	757	1,581	208.9
Private Label Credit	679	377	302	80.1
Corporate/Other	7,594	2,838	4,756	167.6

Total	$17,959	$6,276	$11,683	186.2%

Depreciation and amortization:
Loyalty Services	$4,954	$8,566	$(3,612)	(42.2)%
Epsilon Marketing Services	16,007	19,142	(3,135)	(16.4)
Private Label Services	2,294	2,274	20	0.9
Private Label Credit	3,653	2,791	862	30.9
Corporate/Other	2,426	2,176	250	11.5

Total	$29,334	$34,949	$(5,615)	(16.1)%

Adjusted operating expenses(1):
Loyalty Services	$105,732	$130,909	$(25,177)	(19.2)%
Epsilon Marketing Services	95,428	91,835	3,593	3.9
Private Label Services	68,532	67,715	817	1.2
Private Label Credit	128,599	121,991	6,608	5.4
Corporate/Other	25,159	14,414	10,745	74.5
Eliminations	(95,228)	(92,125)	(3,103)	3.4

Total	$328,222	$334,739	$(6,517)	(1.9)%

Operating income from continuing operations:
Loyalty Services	$45,921	$30,900	$15,021	48.6%
Epsilon Marketing Services	2,807	3,628	(821)	(22.6)
Private Label Services	25,224	23,008	2,216	9.6
Private Label Credit	53,531	83,925	(30,394)	(36.2)
Corporate/Other	(25,690)	(22,898)	(2,792)	12.2

Total	$101,793	$118,563	$(16,770)	(14.1)%

Adjusted EBITDA margin(2):
Loyalty Services	34.2%	23.8%	10.4%
Epsilon Marketing Services	18.8	20.5	(1.7)
Private Label Services	30.3	28.4	1.9
Private Label Credit	31.0	41.7	(10.7)

Total	31.7%	33.0%	(1.3)%

Segment operating data:
Private label statements generated	31,953	31,790	163	0.5%
Credit sales	$1,576,160	$1,538,084	$38,076	2.5%
Average managed receivables	$4,279,278	$3,906,811	$372,467	9.5%
AIR MILES reward miles issued	986,222	1,022,963	(36,741)	(3.6)%
AIR MILES reward miles redeemed	787,032	701,665	85,367	12.2%

(1)	Adjusted operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, merger and other costs.
(2)

Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on adjusted operating expenses. For a definition of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

*	Not meaningful

Revenue. Total revenue decreased $19.0 million, or 3.8%, to $480.3 million for the three months ended March 31, 2009 from $499.3 million for the comparable period in 2008. The decrease was due to the following:

•

Loyalty Services. Revenue decreased $11.2 million, or 6.5%, to $160.6 million for the three months ended March 31, 2009. The decrease in revenue for the period was driven by the change in foreign currency exchange rates which negatively impacted revenue by approximately $38.2 million. On a constant currency basis, revenue increased by approximately 17.7% from the comparable period in 2008 as a result of a 13.1% increase in redemption revenue as well as a 2.0% increase in investment income due to a higher average balance of redemption settlement assets during the three months ended March 31, 2009.

•

Epsilon Marketing Services. Revenue increased $2.1 million, or 1.8%, to $117.6 million for the three months ended March 31, 2009. Revenue from the segment’s largest service offerings (marketing database services, analytical services and interactive communications) increased as compared to March 31, 2008 by 10.0%, or $7.0 million, resulting from additional client signings and our large clients maintaining their commitments to their significant loyalty platforms. Revenue from proprietary data services provided by Abacus, the catalog coalition, and other data services decreased by $4.8 million as retailer bankruptcies led to lower volumes.

•	Private Label Services. Revenue increased $3.8 million, or 4.1%, to $98.4 million for the three months ended March 31, 2009 as a result of an increase in servicing revenue of $3.1 million.

•

Private Label Credit. Revenue decreased $22.6 million, or 10.8%, to $186.5 million for the three months ended March 31, 2009. The decline was primarily due to a 16.7% decrease in securitization income and finance charges, net, resulting from higher credit losses of approximately 180 basis points. The impact of the higher credit losses was in part mitigated by positive trends in portfolio growth of 9.5%, credit sales growth of 2.5%, and an improvement in our cost of funds of 70 basis points.

•

Corporate/Other. Revenue increased $11.9 million to $12.4 million from $0.5 million in the comparable period in 2008 as a result of transition services provided to the acquirers of our merchant services and utility services businesses.

Adjusted Operating Expenses. For purposes of the discussion below, total adjusted operating expenses excludes stock compensation expense, depreciation expense, amortization expense, loss on sale of assets, and merger and other costs. Total adjusted operating expenses decreased $6.5 million, or 1.9%, to $328.2 million during the three months ended March 31, 2009 from $334.7 million during the comparable period in 2008. Total adjusted EBITDA margin decreased to 31.7% for the three months ended March 31, 2009 from 33.0% for the comparable period in 2008. The decrease in adjusted operating expenses and decrease in adjusted EBITDA margins are due to the following:

•

Loyalty Services. Adjusted operating expenses, as defined, decreased $25.2 million, or 19.2%, to $105.7 million for the three months ended March 31, 2009. The decrease was driven by the change in foreign currency exchange rates which had a $24.7 million positive impact on adjusted operating expenses, as defined. On a constant currency basis, adjusted operating expenses remained relatively flat and adjusted EBITDA margin increased to 34.2% for the three months ended March 31, 2009 as compared to 23.8% in the comparable period. The increase in adjusted EBITDA margin resulted from strong revenue growth (on a constant currency basis) combined with a lower cost structure achieved through operating leverage.

•

Epsilon Marketing Services. Adjusted operating expenses, as defined, increased $3.6 million, or 3.9%, to $95.4 million for the three months ended March 31, 2009. The increase was the result of an increase in salaries and benefits expense of $4.2 million. Adjusted EBITDA margin decreased to 18.8% for the three months ended March 31, 2009 compared to 20.5% in the same period in 2008. Our adjusted EBITDA margin was negatively impacted by the increase in the adjusted operating expenses.

•

Private Label Services. Adjusted operating expenses, as defined, remained relatively flat increasing by $0.8 million or 1.2%, to $68.5 million for the three months ended March 31, 2009. Adjusted EBITDA margin increased to 30.3% for the three months ended March 31, 2009 as compared to 28.4% in the comparable period in 2008. Our adjusted EBITDA margin was positively impacted by the increase in revenue as previously described.

•

Private Label Credit. Adjusted operating expenses, as defined, increased $6.6 million, or 5.4%, to $128.6 million for the three months ended March 31, 2009. The increase was primarily related to higher servicing costs charged by our Private Label Services segment of $3.1 million and increased marketing expenses incurred on behalf of our clients of $1.4 million. Adjusted EBITDA margin decreased to 31.0% for the three months ended March 31, 2009 as compared to 41.7% in the comparable period in 2008. Our adjusted EBITDA margin was negatively impacted by the decline in revenue and increase in adjusted operating expenses as previously described.

•

Corporate/Other. Adjusted operating expenses, as defined, increased $10.7 million, or 74.5%, to $25.2 million for the three months ended March 31, 2009. This increase was the result of information technology costs incurred to support the transition services provided to the acquirers of the merchant services and utility services businesses. Prior to their sale, such costs had been allocated to the respective businesses. Subsequent to the sale of the merchant services and utility services businesses, this segment includes both the revenue and expenses associated with the transition services agreements.

Stock compensation expense. Stock compensation expense increased $11.7 million, or 186.2%, to $18.0 million for the three months ended March 31, 2009. The increase is the result of the issuance of 3.1 million restricted stock units in April 2008 which increased expense by $12.1 million for the three months ended March 31, 2009, offset in part by the impact of certain awards which had fully amortized prior to March 31, 2009.

Depreciation and Amortization. Depreciation and amortization decreased $5.6 million, or 16.1%, to $29.3 million for the three months ended March 31, 2009 primarily due to a $2.7 million decrease in depreciation and other amortization and a $2.9 million decrease in amortization of purchased intangibles as certain assets became fully amortized.

Merger and other costs. Merger and other costs were $2.9 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, we incurred approximately $3.5 million in compensation charges related to the severance of certain employees. These severance costs were offset in part by a reimbursement from our insurer in the amount of $0.6 million related to payments made to settle certain shareholder litigation associated with the Merger.

Loss on the sale of assets. In March 2008, we incurred a loss of $1.0 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business.

Operating Income. Operating income decreased $16.8 million, or 14.1%, to $101.8 million for the three months ended March 31, 2009 from $118.6 million for the comparable period in 2008. Operating income decreased due to the revenue and expense factors discussed above.

Interest Expense, net. Interest expense, net increased $14.5 million, or 84.8%, to $31.6 million for the three months ended March 31, 2009 from $17.1 million for the comparable period in 2008. Interest expense increased $10.4 million from the amortization of imputed interest expense associated with our convertible senior notes, which were issued in the third quarter of 2008, as a result of the adoption FSP APB 14-1. Interest on certificates of deposit increased $2.4 million primarily as a result of higher average balances during the three months ended March 31, 2009 than during the comparable period in 2008. Interest income decreased $2.0 million due to lower average balances of our short term cash investments, as well as a decrease in the yield earned on those short term cash investments.

Taxes. Income tax expense decreased $11.6 million to $27.2 million for the three months ended March 31, 2009 from $38.8 million for the comparable period in 2008 due to a decrease in taxable income partially offset by an increase in our effective tax rate to 38.8% for the three months ended March 31, 2009 from 38.2% for the comparable period in 2008.

Discontinued Operations

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our unaudited condensed consolidated financial statements. On an after tax basis, losses from discontinued operations increased $1.7 million to $15.1 million for the three months ended March 31, 2009. The loss recorded for the three months ended March 31, 2009 was primarily the result of an $18.0 million pre-tax loss recognized in connection with the sale of the remaining portion of our utility services business. The loss recorded for the comparable period in 2008 was primarily the result of a $15.0 million pre-tax impairment charge which was offset in part by a pre-tax gain of $4.3 million associated with the sale of certain assets.

The sale of the remainder of the utility services business in February 2009 completed the disposition plan.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At March 31, 2009, 63.0% of our managed accounts with balances and 62.5% of managed receivables were for accounts with origination dates greater than 24 months old. At March 31, 2008, 60.1% of managed accounts with balances and 60.4% of receivables were for managed accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	March 31, 2009	% of total	December 31, 2008	% of total
	(In thousands, except percentages)
Receivables outstanding	$4,137,755	100%	$4,531,442	100%
Receivables balances contractually delinquent:
31 to 60 days	79,244	1.9	84,221	1.9
61 to 90 days	61,517	1.5	59,001	1.3
91 or more days	131,525	3.2	127,143	2.8

Total	$272,286	6.6%	$270,365	6.0%

Net Charge-Offs. Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. The following table presents our net charge-offs for the periods indicated on a managed basis. Average managed receivables represents the average balance of the cardholder receivables at the end of each month in the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except percentages)
Average managed receivables	$4,279,278	$3,906,811
Net charge-offs	94,068	67,681
Net charge-offs as a percentage of average managed receivables (annualized)	8.8%	6.9%

See Note 5, “Securitization of Credit Card Receivables” of our unaudited condensed consolidated financial statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although such amounts may vary based on fluctuations in working capital and the timing of merchant settlement activity. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Private Label Credit segment related to holiday retail sales.

We generated cash flow from operating activities of $71.1 million for the three months ended March 31, 2009 as compared to using cash of $26.5 million for the comparable period in 2008. The increase in operating cash flows is related to an increase in net income, as adjusted for non-cash charges, and positive changes in working capital, primarily as the result of merchant settlement activity. Merchant settlement activity is driven by the number of days of float at the end of the period. For these purposes “float” means the difference between the number of days we hold cash before remitting it to our merchants and the number of days the card associations hold cash before remitting it to us.

We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. We use a significant portion of our cash flow from operations for acquisitions and capital expenditures. Cash used in investing activities was $119.1 million for the three months ended March 31, 2009 compared to cash provided by investing activities of $73.3 million for the comparable period in 2008. Significant components of investing activities are as follows:

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of March 31, 2009, we had over $3.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiaries, World Financial Network National Bank and World Financial Capital Bank. Net securitization and credit card receivable activity used cash flows of $118.3 million for the three months ended March 31, 2009 compared to providing cash of $84.7 million in the comparable period in 2008. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the three months ended March 31, 2009 were $10.9 million compared to $13.9 million for the comparable period in 2008. We anticipate capital expenditures to be approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash provided by financing activities was $214.6 million for the three months ended March 31, 2009 as compared to cash used by financing activities of $17.0 million for the comparable period in 2008. Our financing activities during the three months ended March 31, 2009 relate primarily to borrowings and repayments of debt and the issuance and repayment of certificates of deposit.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include: securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facility and issuances of equity securities.

In addition to our efforts to renew and expand our current facilities, we continue to seek new sources of liquidity. Certain of the announced government programs, such as the Term Asset-Backed Securities Loan Facility, are expected to facilitate the issuance of asset-backed securities and generally improve those market conditions, thus enabling us to replace maturing or short-term funding as discussed in Note 5 of our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. We have also expanded our brokered certificates of deposit to supplement liquidity for our credit card receivables.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the repayment of the $250.0 million of our Series A senior notes due May 16, 2009.

Securitization Program and Off-Balance Sheet Transactions Since January 1996, we have sold a majority of the credit card receivables originated by World Financial Network National Bank to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (the “WFN Trusts”) as part of our securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by World Financial Capital Bank, selling them to World Financial Capital Credit Company, LLC which in turn sold them to World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). These securitization programs are the primary vehicle through which we finance World Financial Network National Bank’s and World Financial Capital Bank’s credit card receivables.

Historically, we have used both public and private asset-backed securities term transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

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

As of March 31, 2009, the WFN Trusts and the WFC Trust had approximately $3.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts.

During the first quarter of 2009, we renewed our 2009-VFC1 conduit facility, increasing its capacity from $550.0 million to $666.7 million and extended the maturity of our 2008-VFN conduit facility, increasing its capacity from $600.0 million to $664.6 million.

In April 2009, World Financial Network Credit Card Master Note Trust issued $708.9 million of term asset-backed securities to investors, including those participating in the U.S. government’s Term Asset-Backed Securities Loan Facility, or TALF program. The offering consisted of $560.0 million of Class A Series 2009-A asset backed notes that have a fixed interest rate of 4.6% per year, $26.6 million of Class M Series 2009-A asset backed notes that have a fixed interest rate of 6.0% per year, $33.7 million of Class B Series 2009-A asset backed notes that have a fixed interest rate of 7.5% per year and $88.6 million of Class C Series 2009-A asset backed notes that have a fixed interest rate of 9.0% per year. These notes will mature in November 2011.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between one month and 5 years and with effective annual fixed rates ranging from 1.0% to 5.7%. As of March 31, 2009, we had $932.9 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility. As of March 31, 2009, borrowings under the credit facility were $501.0 million with a weighted average interest rate of 1.4%.

We utilize our credit facility and excess cash flows from operations to support our acquisition strategy and to fund working capital and capital expenditures. We were in compliance with the covenants under our credit facility as of March 31, 2009.

See Note 6, “Debt” of our unaudited condensed consolidated financial statements for more information related to our debt.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). The statement amends the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” and establishes a model similar to that used previously under SFAS No. 141, “Business Combinations,” to account for preacquisition contingencies. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS 141R-1 on January 1, 2009. The adoption of FSP FAS 141R-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009 under certain circumstances. We do not expect the adoption of FSP FAS 107-1 to have a material impact on our financial position or cash flows. We plan to adopt FSP FAS 107-1 and provide the additional disclosures in our interim financial statements beginning with the period ending June 30, 2009.

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in Statement of Financial Accounting Standards 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009 under certain circumstances. We do not expect the adoption of FSP 157-4 to have a material impact on our financial position, cash flows, or disclosures.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment,” (“FSP FAS 115-2”). FSP FAS 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP FAS 115-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009 under certain circumstances. We do not expect the adoption of FSP FAS 115-2 to have a material impact on our financial position, cash flows, or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2008 related to our exposure to market risk from off-balance sheet risk, credit risk, foreign currency exchange risk and redemption reward risk. We are presenting interest rate risk to reflect the changes since December 31, 2008 in both our on- and off-balance sheet borrowing activities.

Interest Rate Risk

Interest rate risk affects us directly in our lending and borrowing activities. Our total interest expense incurred was approximately $70.6 million through March 31, 2009, which includes both on- and off-balance sheet transactions. Of this total, $32.1 million of the interest expense for three months ended March 31, 2009 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At March 31, 2009, we had $6.2 billion of debt, including $3.7 billion of off-balance sheet debt from our securitization programs.

	As of March 31, 2009
	Fixed Rate	Variable Rate	Total
	(In millions)
Off-balance sheet	$2,104.0	$1,549.6	$3,653.6
On-balance sheet	1,129.6	1,433.9	2,563.5

Total	$3,233.6	$2,983.5	$6,217.1

•	At March 31, 2009, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.8% through interest rate swap agreements.
•	At March 31, 2009, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 8.0%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. For the three months ended March 31, 2009, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $28.4 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

Item 4.	Controls and Procedures.

Evaluation

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2009 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2009, we completed the process of converting the Loyalty Services’ legacy general ledger platform to the platform utilized by the majority of our business units. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of this Quarterly Report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. These risks, uncertainties and assumptions include those made with respect to and any developments related to the termination of the proposed merger with an affiliate of The Blackstone Group L.P., including risks and uncertainties arising from actions that the respective parties to the merger agreement may take in connection therewith. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. We filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. We filed our opposition brief to the motion to dismiss the amended complaint on August 13, 2008, and defendants filed their reply brief on August 27, 2008. A hearing on the motion to dismiss was held on October 17, 2008. The Delaware Court of Chancery granted defendants motion to dismiss the amended complaint on January 15, 2009. We filed an appeal to the Delaware Court of Chancery’s opinion and order dismissing the amended complaint in its entirety with the Delaware Supreme Court on March 30, 2009, and defendants filed their answering brief on April 29, 2009.

In addition, from time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $70.6 million through March 31, 2009, which includes both on- and off-balance sheet transactions. Of this total, $32.1 million of the interest expense for three months ended March 31, 2009 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At March 31, 2009, we had $6.2 billion of debt, including $3.7 billion of off-balance sheet debt from our securitization programs.

	As of March 31, 2009
	Fixed Rate	Variable Rate	Total
	(In millions)
Off-balance sheet	$2,104.0	$1,549.6	$3,653.6
On-balance sheet	1,129.6	1,433.9	2,563.5

Total	$3,233.6	$2,983.5	$6,217.1

•	At March 31, 2009, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.8% through interest rate swap agreements.
•	At March 31, 2009, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted average interest rate of 8.0%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. For the three months ended March 31, 2009, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $28.4 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2008, we announced that our Board of Directors authorized a new stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 2009, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
	(In millions)
During 2009:
January 1-31	1,032,384	$42.68	1,029,800	$751.9
February 1-28	2,491,392	33.58	2,475,857	668.7
March 1-31	1,228,848	29.23	1,224,045	632.9

Total	4,752,624	$34.44	4,729,702	$632.9

(1)

During the period represented by the table, 22,922 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On July 30, 2008, we announced that our Board of Directors authorized a subsequent stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 31, 2009, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

+*10.1	Alliance Data Systems Corporation Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2008.

+10.2	Transition Agreement, dated as of March 27, 2009, by and between J. Michael Parks and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

+10.3	Separation Agreement and General Release of Claims, dated as of March 24, 2009, by and among John W. Scullion, LoyaltyOne, Inc. and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

+10.4	Time-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan, dated as of March 27, 2009, by and between J. Michael Parks and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

10.5	Series 2009-A Indenture Supplement, dated as of April 14, 2009 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on April 20, 2009, File Nos. 333-60418 and 333-113669).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

Date: May 11, 2009

By:	/s/ MICHAEL D. KUBIC
Michael D. Kubic
Senior Vice President, Interim Chief Financial Officer, Corporate Controller, and Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: May 11, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

+*10.1	Alliance Data Systems Corporation Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2008.

+10.2	Transition Agreement, dated as of March 27, 2009, by and between J. Michael Parks and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

+10.3	Separation Agreement and General Release of Claims, dated as of March 24, 2009, by and among John W. Scullion, LoyaltyOne, Inc. and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

+10.4	Time-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan, dated as of March 27, 2009, by and between J. Michael Parks and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

10.5	Series 2009-A Indenture Supplement, dated as of April 14, 2009 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on April 20, 2009, File Nos. 333-60418 and 333-113669).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement