Form 10-Q
period 2009-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2009-08-10
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 6, 2009, 53,141,888 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$118,423	$156,911
Trade receivables, less allowance for doubtful accounts ($7,321 and $7,172 at June 30, 2009 and December 31, 2008, respectively)	197,103	219,362
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($47,478 and $40,718 at June 30, 2009 and December 31, 2008, respectively)	691,280	639,573
Deferred tax asset, net	198,286	201,895
Other current assets	139,256	142,660
Redemption settlement assets, restricted	524,729	531,594
Assets held for sale	—	32,015

Total current assets	1,869,077	1,924,010
Property and equipment, net	161,183	168,847
Due from securitizations	727,760	701,347
Intangible assets, net	273,309	297,776
Goodwill	1,145,233	1,133,790
Other non-current assets	192,873	116,219

Total assets	$4,369,435	$4,341,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$103,857	$108,369
Accrued expenses	75,512	143,656
Certificates of deposit	508,100	433,900
Credit facility and other debt, current	34,288	275,549
Other current liabilities	100,025	106,641
Deferred revenue	885,635	860,455
Liabilities held for sale	—	20,782

Total current liabilities	1,707,417	1,949,352
Deferred revenue	142,831	135,179
Deferred tax liability, net	154,799	123,476
Certificates of deposit	289,700	255,000
Long-term and other debt	1,698,279	1,215,726
Other liabilities	117,529	115,958

Total liabilities	4,110,555	3,794,691
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 90,153 shares and 89,029 shares at June 30, 2009 and December 31, 2008, respectively	902	890
Additional paid-in capital	1,179,543	1,115,291
Treasury stock, at cost (36,506 and 26,222 shares at June 30, 2009 and December 31, 2008, respectively)	(1,799,989)	(1,410,339)
Retained earnings	946,596	889,305
Accumulated other comprehensive loss	(68,172)	(47,849)

Total stockholders’ equity	258,880	547,298

Total liabilities and stockholders’ equity	$4,369,435	$4,341,989

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues
Transaction	$96,803	$83,096	$192,784	$166,692
Redemption	114,009	131,621	226,156	248,400
Securitization income and finance charges, net	105,160	138,556	245,657	306,547
Database marketing fees and direct marketing fees	119,679	128,614	235,288	246,117
Other revenue	24,759	25,323	40,781	38,704

Total revenue	460,410	507,210	940,666	1,006,460
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	327,305	340,962	649,195	665,773
General and administrative	19,220	14,897	47,039	33,165
Depreciation and other amortization	15,333	17,578	30,419	35,340
Amortization of purchased intangibles	15,815	16,792	30,063	33,979
Loss on the sale of assets	—	—	—	1,052
Merger costs (income)	64	2,804	(516)	4,411

Total operating expenses	377,737	393,033	756,200	773,720

Operating income	82,673	114,177	184,466	232,740
Interest expense, net	34,575	13,942	66,182	31,045

Income from continuing operations before income taxes	48,098	100,235	118,284	201,695
Provision for income taxes	18,662	38,289	45,895	77,047

Income from continuing operations	29,436	61,946	72,389	124,648
Loss from discontinued operations, net of taxes	—	(14,977)	(15,098)	(28,360)

Net income	$29,436	$46,969	$57,291	$96,288

Basic income per share:
Income from continuing operations	$0.52	$0.81	$1.23	$1.61
Loss from discontinued operations	—	(0.20)	(0.26)	(0.37)

Net income per share	$0.52	$0.61	$0.97	$1.24

Diluted income per share:
Income from continuing operations	$0.51	$0.79	$1.21	$1.57
Loss from discontinued operations	—	(0.19)	(0.25)	(0.36)

Net income per share	$0.51	$0.60	$0.96	$1.21

Weighted-average shares—basic	56,918	76,619	59,027	77,484

Weighted-average shares—diluted	57,808	78,636	59,749	79,496

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,291	$96,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,482	77,310
Deferred income taxes	28,756	(7,835)
Provision for doubtful accounts	26,636	20,724
Non-cash stock compensation	28,747	14,725
Fair value loss (gain) on interest-only strip	4,040	(16,400)
Amortization of discount on convertible senior notes	22,224	—
Impairment of long-lived assets	—	45,400
Loss (gain) on the sale of assets	18,018	(41,686)
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	17,892	7,373
Change in merchant settlement activity	(7,901)	(84,232)
Change in other assets	(8,009)	(6,155)
Change in accounts payable and accrued expenses	(80,973)	(53,958)
Change in deferred revenue	(12,980)	388,925
Change in other liabilities	3,552	6,076
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	53,240	—
Excess tax benefits from stock-based compensation	(603)	(497)
Other	2,673	(5,726)

Net cash provided by operating activities	213,085	440,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	29,684	(370,873)
Net (increase) decrease in seller’s interest and credit card receivables	(139,498)	80,527
Change in due from securitizations	(59,965)	(71,500)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	91,910
Capital expenditures	(24,243)	(28,531)
Proceeds from the sale of businesses	—	90,307
Proceeds from the sale of assets	8,013	14,098
Change in restricted cash	(63,359)	—
Other	(67)	(4,006)

Net cash used in investing activities	(249,435)	(198,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,950,000	1,903,127
Proceeds from issuance of convertible senior notes due 2014	345,000	—
Repayment of borrowings	(1,949,864)	(1,680,701)
Certificate of deposit issuances	565,200	322,700
Repayments of certificates of deposits	(456,300)	(428,300)
Payment of capital lease obligations	(10,737)	(8,289)
Payment of deferred financing costs	(17,232)	(3,634)
Excess tax benefits from stock-based compensation	603	497
Proceeds from issuance of common stock	4,912	14,942
Proceeds from sale-leaseback transactions	—	34,221
Proceeds from the issuance of warrants	30,050	—
Payments for convertible note hedges	(80,765)	—
Payments for prepaid forward contracts	(74,872)	—
Purchase of treasury shares	(314,055)	(449,080)

Net cash used in financing activities	(8,060)	(294,517)

Effect of exchange rate changes on cash and cash equivalents	5,922	(3,059)

Change in cash and cash equivalents	(38,488)	(55,312)
Cash and cash equivalents at beginning of period	156,911	265,839

Cash and cash equivalents at end of period	$118,423	$210,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$41,635	$35,813

Income taxes paid, net of refunds	$41,118	$89,544

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009, and the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2009, which re-issued certain items of the Company’s Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year. The Company has evaluated subsequent events for disclosure through August 10, 2009, the date of issuance of the accompanying unaudited condensed consolidated financial statements.

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

The Company’s unaudited condensed consolidated financial statements reflect the Company’s adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB No. 14-1”) on January 1, 2009. All historical statements have been revised to conform to this presentation.

Statement of Cash Flows Correction

Proceeds from the sale of certain credit card receivables to securitization trusts were previously reported as an operating activity in the Company’s statements of cash flows. The related cash outflows for the acquisition of these receivables have been reported as an investing activity because the receivables were historically classified and accounted for as held-for-investment prior to their sale.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the preparation of its 2008 annual financial statements, the Company determined that the proceeds from these credit card receivables sales should properly have been classified as an investing activity. As a result, net cash flows provided by operating activities and net cash used in investing activities for the six months ended June 30, 2008 have been corrected from the amounts previously reported as follows:

	Six Months Ended June 30, 2008
	As Previously Reported	As Corrected
	(In thousands)
Cash flows from operating activities
Proceeds from the sale of credit card receivable portfolios	$91,910	$—
Net cash provided by operating activities	532,242	440,332
Cash flows from investing activities
Proceeds from the sale of credit card receivable portfolios	$—	$91,910
Net cash used in investing activities	(289,978)	(198,068)

Similarly, the Company will correct its unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008 for $91.9 million that should have been classified as cash flows from investing activities instead of cash flows from operating activities. This correction will be made when the Company files its Quarterly Report on Form 10-Q for the corresponding period. The Company has concluded that these corrections are immaterial.

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$29,436	$61,946	$72,389	$124,648
Loss from discontinued operations	—	(14,977)	(15,098)	(28,360)

Net income	$29,436	$46,969	$57,291	$96,288

Denominator
Weighted-average shares, basic	56,918	76,619	59,027	77,484
Weighted-average effect of dilutive securities:
Net effect of unvested restricted stock	220	733	83	691
Net effect of dilutive stock options	670	1,284	639	1,321

Denominator for diluted calculation	57,808	78,636	59,749	79,496

Basic
Income from continuing operations per share	$0.52	$0.81	$1.23	$1.61
Loss from discontinued operations per share	—	(0.20)	(0.26)	(0.37)

Net income per share	$0.52	$0.61	$0.97	$1.24

Diluted
Income from continuing operations per share	$0.51	$0.79	$1.21	$1.57
Loss from discontinued operations per share	—	(0.19)	(0.25)	(0.36)

Net income per share	$0.51	$0.60	$0.96	$1.21

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company calculates the effect of the convertible senior notes, which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has the intent to settle the convertible senior notes for cash. Additionally, in June 2009, in connection with the issuance of its convertible senior notes due 2014, the Company entered into prepaid forward contracts to purchase 1,857,400 shares of its common stock for $74.9 million. The number of shares to be delivered under the prepaid forward contracts is used to reduce weighted-average basic and diluted shares outstanding. See Note 7, “Debt” for additional information.

For the three and six months ended June 30, 2009, the Company excluded 17.5 million warrants from the calculation of earnings per share as the effect was anti-dilutive.

3. DISPOSITIONS

In February 2009, the Company completed the sale of the remainder of its utility services business, including the termination of a services agreement and the resolution of certain contractual disputes, to a former utility client and recognized a pre-tax loss of approximately $18.0 million, which has been included in loss from discontinued operations in the unaudited condensed consolidated statements of income. In addition, the Company entered into transition services and co-location agreements to provide such former utility client with certain services or access to certain facilities for varying terms through the fourth quarter of 2010. This sale completed the plan of disposition which began in March 2008.

The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets as assets held for sale and liabilities held for sale. The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Assets:
Trade receivables, net	$—	$30,663
Other assets	—	1,307
Property and equipment, net	—	45

Assets held for sale	$—	$32,015

Liabilities:
Accrued expenses	$—	$18,738
Other liabilities	—	2,044

Liabilities held for sale	$—	$20,782

The following table summarizes the operating results of the discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue	$—	$64,510	$4,659	$139,996

Loss before provision for income taxes		(10,015)	(23,122)	(30,466)
Provision for (benefit from) income taxes	—	4,962	(8,024)	(2,106)

Loss from discontinued operations	$—	$(14,977)	$(15,098)	$(28,360)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. These assets are primarily denominated in Canadian dollars. Realized gains and losses from the sale of investment securities were not material. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	June 30, 2009				December 31, 2008
	Unrealized				Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$61,175	$—	$—	$61,175	$125,906	$—	$—	$125,906
Government bonds	37,336	925	—	38,261	40,246	511	—	40,757
Corporate bonds	433,698	9,890	(18,295)	425,293	371,954	1,562	(8,585)	364,931

Total	$532,209	$10,815	$(18,295)	$524,729	$538,106	$2,073	$(8,585)	$531,594

The following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2009 and December 31, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2009
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$111,481	$(16,578)	$10,424	$(1,717)	$121,905	$(18,295)

Total	$111,481	$(16,578)	$10,424	$(1,717)	$121,905	$(18,295)

	December 31, 2008
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$176,845	$(8,170)	$26,704	$(415)	$203,549	$(8,585)

Total	$176,845	$(8,170)	$26,704	$(415)	$203,549	$(8,585)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity.

The unrealized losses on the Company’s investments in corporate bonds during the six months ended June 30, 2009 and the year ended December 31, 2008 were impacted by the increased credit spreads resulting from a lack of liquidity in the credit markets, which affected the fair value of the investments. However, credit

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

spreads have improved during 2009 from 2008, and as a result, the fair value of the Company’s $35.4 million investment in BBB-rated securities that had a $6.8 million unrealized loss at December 31, 2008, have increased to fair values that approximate cost as of June 30, 2009. In April 2009, the Company invested an additional $64.6 million in BBB-rated securities, which the Company expects to hold to maturity, that have an unrealized loss of $15.3 million as of June 30, 2009.

As of June 30, 2009, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at June 30, 2009 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$168,203	$168,993
Due after one year through five years	364,006	355,736
Due after five years through ten years	—	—
Due after ten years	—	—

Total	$532,209	$524,729

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(108,987)	$77,441	5-10 years—straight line
Premium on purchased credit card portfolios	82,520	(39,762)	42,758	3-10 years—straight line, accelerated
Collector database	60,202	(50,174)	10,028	30 years—15% declining balance
Customer database	160,656	(48,392)	112,264	4-10 years—straight line
Noncompete agreements	2,454	(1,757)	697	3-5 years—straight line
Tradenames	11,619	(3,018)	8,601	4-10 years—straight line
Purchased data lists	15,873	(6,703)	9,170	1-5 years—straight line, accelerated

	$519,752	$(258,793)	$260,959
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$532,102	$(258,793)	$273,309

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(96,435)	$89,993	5-10 years—straight line
Premium on purchased credit card portfolios	84,344	(35,925)	48,419	3-10 years—straight line, accelerated
Collector database	57,528	(47,096)	10,432	30 years—15% declining balance
Customer database	160,103	(41,194)	118,909	4-10 years—straight line
Noncompete agreements	2,425	(1,554)	871	3-5 years—straight line
Favorable lease	1,000	(886)	114	4 years—straight line
Tradenames	11,542	(2,361)	9,181	4-10 years—straight line
Purchased data lists	12,994	(5,487)	7,507	1-5 years—straight line, accelerated

	$516,364	$(230,938)	$285,426
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$528,714	$(230,938)	$297,776

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2008	$204,507	$667,551	$261,732	$—	$—	$1,133,790
Effects of foreign currency translation	8,968	2,602	—	—	—	11,570
Other, primarily final purchase price adjustments	(127)	—	—	—	—	(127)

June 30, 2009	$213,348	$670,153	$261,732	$—	$—	$1,145,233

6. SECURITIZATION OF CREDIT CARD RECEIVABLES

As part of a securitization program, the Company regularly sells its credit card receivables to the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (collectively the “WFN Trusts”) and the World Financial Capital Credit Card Master Note Trust (the “WFC Trust”).

The following table shows the maturities of borrowing commitments as of June 30, 2009 for the WFN Trusts and the WFC Trust by year:

	2009	2010	2011	2012	2013 & Thereafter	Total
	(In millions)
Public notes	$152.8	$72.1	$1,158.9	$—	$500.0	$1,883.8
Private conduits(1)	1,433.0	666.7	—	—	—	2,099.7

Total	$1,585.8	$738.8	$1,158.9	$—	$500.0	$3,983.5

(1)	Amount represents borrowing capacity, not outstanding borrowings.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2009, the Company renewed its 2009-VFC1 conduit facility, increasing its capacity from $550.0 million to $666.7 million and extended the maturity of its 2008-VFN conduit facility, increasing its capacity from $600.0 million to $664.6 million. As part of these two transactions, the Company increased its retained interests in subordinated notes by $181.3 million.

In April 2009, World Financial Network Credit Card Master Note Trust issued $708.9 million of term asset-backed securities to investors, including those participating in the U.S. government’s Term Asset-Backed Securities Loan Facility, or TALF, program. The offering consisted of $560.0 million of Class A Series 2009-A asset-backed notes that have a fixed interest rate of 4.6% per year, $26.6 million of Class M Series 2009-A asset-backed notes that have a fixed interest rate of 6.0% per year, $33.7 million of Class B Series 2009-A asset-backed notes that have a fixed interest rate of 7.5% per year and $88.6 million of Class C Series 2009-A asset-backed notes that have a fixed interest rate of 9.0% per year. These notes will mature in November 2011. As part of this transaction, the Company retained all of the $148.9 million of subordinated classes of notes. Proceeds of this issuance were used to retire the 2008-VFN conduit facility, including the retained subordinated notes held by the Company.

In June 2009, the Company sold two portfolios of credit card receivables, which were acquired in 2008, to its securitization trusts. The Company sold a net principal balance of $60.5 million at par, retaining $7.3 million in a spread deposit account, which is included in due from securitizations in the unaudited condensed consolidated balance sheets. The gain on the sale was approximately $4.2 million, which is included in securitization income and finance charges, net in the unaudited condensed consolidated statements of income. The net proceeds from the sale of $53.2 million are included in net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

At June 30, 2009, key economic assumptions and the sensitivity of the current fair value of residual cash flows to an immediate 10% and 20% adverse change in those assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of interest-only strips	$157,515	—	—
Weighted-average life	10.3 – 11.5 months	$(12,277)	$(22,650)
Discount rate	14.8% – 18.0%	(709)	(1,405)
Expected yield, net of dilution	27.4% – 29.0%	(42,499)	(83,783)
Base rate(1)	0.3% – 1.3%	(519)	(1,006)
Net charge-off rate	9.1% – 12.0%	(14,440)	(28,680)

(1)	Base rate assumptions do not factor any changes in spreads with respect to future refinancing.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2009, key economic assumptions and the sensitivity of the current fair value of the Company’s seller’s interest and retained interest of the subordinated notes to an immediate 10% and 20% adverse change in those assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of seller’s interest	$181,217	—	—
Weighted-average life	10.3 – 11.5 months	$(570)	$(1,147)
Discount rate	4.0%	(761)	(1,517)
Expected yield, net of dilution	27.4% – 29.0%	(2,195)	(4,390)
Net charge-off rate	9.1% – 12.0%	(741)	(1,482)
Fair value of subordinated notes—retained(1)	$457,424	—	—
Discount rate	4.7% – 18.0%	(10,812)	(21,310)

(1)	Includes those investments held by Loyalty Services and included in redemption settlement assets.

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

The table below summarizes certain cash flows received from and paid to the securitization trusts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$1,193.2	$1,633.9	$2,284.1	$2,907.0
Proceeds from new securitizations	708.9	340.5	1,068.6	600.0
Proceeds from collections reinvested in revolving period transfers	1,560.1	1,512.8	3,180.5	3,147.0
Purchases of previously transferred financial assets
Servicing fees received	17.7	17.2	36.0	34.0
Cash flows received on the interests that continue to be held by the transferor
Cash flows received on interest-only strip	$101.1	$121.4	$215.5	$247.2
Cash flows received on subordinated notes retained	7.4	1.6	13.1	2.3
Cash flows received on seller’s interest	6.3	2.7	15.6	13.4

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	June 30, 2009	December 31, 2008
	(In millions)
Total credit card receivables managed	$4,273.4	$4,531.4
Less credit card receivables securitized	3,741.5	4,057.4

Credit card receivables	$531.9	$474.0

Principal amount of managed credit card receivables 90 days or more past due	$130.8	$127.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net managed charge-offs	$103,607	$64,177	$197,675	$131,858

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30, 2009	December 31, 2008
	(In millions)
Total credit card receivables securitized	$3,741.5	$4,057.4

Principal amount of securitized credit card receivables 90 days or more past due	$104.1	$111.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net securitized charge-offs	$93,108	$53,508	$180,905	$109,991

7. DEBT

Debt consists of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Certificates of deposit	$797,800	$688,900
Credit facility	456,000	365,000
Senior notes	250,000	500,000
Term loan	161,000	—
Convertible senior notes due 2013	590,061	569,100
Convertible senior notes due 2014	230,413	—
Capital lease obligations and other debt	45,093	57,175

	2,530,367	2,180,175
Less: current portion	(542,388)	(709,449)

Long-term portion	$1,987,979	$1,470,726

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certificates of Deposit

Terms of the certificates of deposit range from 2 months to 60 months with annual interest rates ranging from 0.8% to 5.7% at June 30, 2009 and 2.8% to 5.7% at December 31, 2008. Interest is paid monthly and at maturity.

Credit Facility

At June 30, 2009, borrowings under the credit facility were $456.0 million with a weighted-average interest rate of 0.9%. Total availability under the credit facility at June 30, 2009 was approximately $294.0 million.

Senior Notes

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011 (the “Senior Notes”). The Senior Notes are unsecured. As of June 30, 2009, the Company was in compliance with its covenants. The Company repaid the $250.0 million aggregate principal amount of 6.00% Series A Senior Notes on May 18, 2009.

Term Loan

On May 15, 2009, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement with Bank of Montreal, as administrative agent, and various other agents and banks (the “Term Loan”). The proceeds were used, together with other funds, to repay the Company’s $250.0 million aggregate principal amount of 6.00% Series A Senior Notes due May 16, 2009. At June 30, 2009, borrowings under the Term Loan were $161.0 million with a weighted-average interest rate of 5.3%.

Amounts borrowed under the Term Loan are scheduled to mature on March 30, 2012, with principal payments of 5.0% of the aggregate principal amount of the loans outstanding to be made on the last day of each fiscal quarter commencing on June 30, 2010. The Term Loan is unsecured.

Advances under the Term Loan are in the form of either base rate loans or eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (1) Bank of Montreal’s prime rate; (2) the Federal funds rate plus 0.5%; and (3) the LIBOR Quoted Rate as defined in the Term Loan plus 1.0%, in each case plus a margin of 2.0% to 3.0% based upon the Company’s senior leverage ratio as defined in the Term Loan. The interest rate for eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 3.0% to 4.0% based upon the Company’s senior leverage ratio as defined in the Term Loan.

The Term Loan contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends; and make investments. The negative covenants are subject to certain exceptions, as specified in the Term Loan. The Term Loan also requires the Company to satisfy certain financial covenants, including maximum ratios of total leverage and senior leverage as determined in accordance with the Term Loan and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the Term Loan. As of June 30, 2009, the Company was in compliance with its covenants.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Senior Notes due 2014

In June 2009, the Company issued $345.0 million aggregate principal amount of convertible senior notes due 2014 (the “Convertible Senior Notes due 2014”), which included an over-allotment of $45.0 million. Holders of the Convertible Senior Notes due 2014 have the right to require the Company to repurchase for cash all or some of their Convertible Senior Notes due 2014 upon the occurrence of certain fundamental changes.

The Convertible Senior Notes due 2014 are governed by an indenture dated June 2, 2009 between the Company and the Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the indenture, the Convertible Senior Notes due 2014 are general unsecured senior obligations of the Company, and pay interest semi-annually in arrears at a rate of 4.75% per annum on May 15 and November 15 of each year beginning November 15, 2009, will be convertible during certain periods and under certain circumstances and, subject to earlier repurchase by the Company or conversion, will mature on May 15, 2014. The Company may not redeem the Convertible Senior Notes due 2014 prior to their maturity date.

Holders may convert their Convertible Senior Notes due 2014 at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Senior Notes due 2014, in equal multiples of $1,000 principal amounts, under the following circumstances:

•

during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2009, if the last reported sales price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes due 2014 on the last day of such preceding fiscal quarter;

•

during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes due 2014 for each day of that measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate of the Convertible Senior Notes due 2014 on each such day; or

•	upon the occurrence of certain specified corporate transactions.

In addition, holders may convert their Convertible Senior Notes due 2014 at their option at any time beginning on January 13, 2014 and ending on the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing circumstances.

The Convertible Senior Notes due 2014 have an initial conversion rate of 21.0235 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $47.57 per share. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election.

Concurrently with the pricing of the Convertible Senior Notes due 2014 and the exercise of the over-allotment option, the Company entered into convertible note hedge transactions with respect to its common stock with the following affiliates of three of the initial purchasers: J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch; Bank of America, N.A.; and Barclays Capital Inc., as agent for Barclays Bank PLC (together, the “Hedge Counterparties”), which cover, subject to customary anti-dilution adjustments, approximately 7.3 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Senior Notes due 2014 (the “Convertible Note Hedges”).

Separately but also concurrently with the pricing of the Convertible Senior Notes due 2014 and the exercise of the over-allotment option, the Company entered into warrant transactions whereby it sold to the Hedge

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 7.3 million shares of its common stock at an initial strike price of approximately $70.54 (the “Convertible Note Warrants”). The Convertible Note Warrants will be exercisable and will expire in 79 equal tranches of 45,331 warrants and an 80th tranche of 45,405 warrants for one of the Hedge Counterparties and will be exercisable and will expire in 79 equal tranches of 22,665 warrants and an 80th tranche of either 22,741 or 22,743 warrants with respect to the remaining two Hedge Counterparties, beginning on August 13, 2014 and continuing on each business day through December 4, 2014 as to each of the Hedge Counterparties.

The cost of the Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the Convertible Note Warrants, was approximately $50.7 million. The Company accounted for the Convertible Note Hedges and Convertible Note Warrants as equity instruments in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the cost of the Convertible Note Hedges and the proceeds from the sale of the Convertible Note Warrants are included in additional paid-in capital in the unaudited condensed consolidated balance sheet at June 30, 2009.

Concurrently with the pricing of the Convertible Senior Notes due 2014, the Company entered into prepaid forward transactions (the “Prepaid Forwards”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, and Barclays Capital Inc., as agent for Barclays Bank PLC (collectively, the “Forward Counterparties”). Under the Prepaid Forwards, the Company purchased 1,857,400 shares of its common stock for approximately $74.9 million with proceeds from the offering. The shares are to be delivered over a settlement period in 2014. Each of the Prepaid Forwards is subject to early settlement, in whole or in part, at any time prior to the final settlement date at the option of the applicable Forward Counterparty, as well as early settlement or settlement with alternative consideration in the event of certain corporate transactions. In the event the Company pays any cash dividends on its common stock, the Forward Counterparties will pay an equivalent amount to the Company. The shares under the Prepaid Forwards were accounted for as a repurchase of common stock and a reduction of stockholders’ equity.

In addition to the Convertible Senior Notes due 2014, in the third quarter of 2008, the Company issued $805.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Senior Notes due 2013”), which included an over-allotment of $105.0 million.

The table below summarizes the carrying value of the components of the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014:

	June 30, 2009	December 31, 2008
	(In thousands)
Carrying amount of equity component	$368,678	$252,828

Principal amount of liability component	$1,150,000	$805,000
Unamortized discount	(329,526)	(235,900)

Net carrying value of liability component	$820,474	$569,100

If-converted value of common stock	$721,161	$477,168

The discount on the liability component will be amortized as interest expense over a weighted-average period of 4.3 years, the remaining life of the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense on the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014 recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Interest expense calculated on contractual interest rate	$4,796	$—	$8,318	$—
Amortization of discount on liability component	11,870	—	22,224	—

Total interest expense on convertible senior notes	$16,666	$—	$30,542	$—

Effective interest rate (annualized)	11.0%	—%	11.0%	—%

8. DEFERRED REVENUE

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2008	$251,172	$744,462	$995,634
Cash proceeds	72,257	196,490	268,747
Revenue recognized	(66,808)	(214,490)	(281,298)
Other	—	(428)	(428)
Effects of foreign currency translation	11,868	33,943	45,811

June 30, 2009	$268,489	$759,977	$1,028,466

Amounts recognized in the consolidated balance sheets:
Current liabilities	$125,658	$759,977	$885,635

Non-current liabilities	$142,831	$—	$142,831

9. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to an additional $1.3 billion of its outstanding common stock through December 2009, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the six months ended June 30, 2009, the Company acquired a total of 10,283,723 shares of its common stock for approximately $389.7 million, which includes 1,857,400 shares purchased under prepaid forward contracts for approximately $74.9 million.

See Note 7, “Debt” for additional information.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of operations	$5,771	$5,283	$16,136	$8,721
General and administrative	4,927	2,443	12,521	5,281

Total	$10,698	$7,726	$28,657	$14,002

Stock-based compensation expense for the merchant services and utility services businesses was approximately $0.1 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively, and approximately $0.5 million for the three months ended June 30, 2008. There was no stock-based compensation expense for the merchant services and utility services businesses for the three months ended June 30, 2009. These amounts have been included in the loss from discontinued operations in the unaudited condensed consolidated statements of income. Additionally, in the second quarter of 2008, with the termination of the Merger Agreement with an affiliate of the Blackstone Group, the Company reversed approximately $6.0 million of stock compensation expense, of which $1.2 million was included in the loss from discontinued operations.

During the six months ended June 30, 2009, the Company awarded 710,303 performance-based restricted stock units with a weighted-average grant date fair value per share of $27.87. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s cash earnings per share growth for the period from January 1, 2009 to December 31, 2009 met certain pre-defined performance criteria. Following such determination, the restricted stock units will vest with respect to 33% of the award on February 23, 2010, with respect to an additional 33% of the award on February 23, 2011 and with respect to the final 34% of the award on February 23, 2012, provided that the award recipient is employed by the Company on such vesting date.

During the six months ended June 30, 2009, the Company awarded 119,448 service-based restricted stock units, which typically vest ratably over three years, with a weighted-average grant date fair value per share of $34.97.

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

10. INCOME TAXES

For the three months and six months ended June 30, 2009 and 2008, the Company utilized an effective tax rate of 38.8% and 38.2%, respectively, to calculate its provision for income taxes. In accordance with APB Opinion No. 28, “Interim Financial Reporting,” this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2009 based on all known variables.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$29,436	$46,969	$57,291	$96,288
Unrealized (loss) gain on securities available-for-sale	(31,186)	(2,567)	(29,449)	1,481
Foreign currency translation adjustments	12,521	3,314	9,126	(874)

Total comprehensive income	$10,771	$47,716	$36,968	$96,895

12. SEGMENT INFORMATION

The Company has four reportable operating segments as follows:

•	Loyalty Services, which includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon Marketing Services, which provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services;

•	Private Label Services, which includes transaction processing, customer care and collections services for the Company’s private label and other retail card programs; and

•	Private Label Credit, which includes risk management solutions, account origination and funding services for the Company’s private label and other retail card programs.

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

Three Months Ended June 30, 2009	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$167,346	$123,003	$85,844	$156,228	$10,690	$(82,701)	$460,410
Adjusted EBITDA(1)	38,334	30,383	24,610	38,567	(7,311)	—	124,583
Depreciation and amortization	4,957	17,825	2,316	3,458	2,592	—	31,148
Stock compensation expense	2,257	1,901	1,323	291	4,926	—	10,698
Merger and other costs(2)	—	—	—	—	64	—	64
Operating income (loss)	31,120	10,657	20,971	34,818	(14,893)	—	82,673
Interest expense, net	—	—	—	—	34,575	—	34,575
Income (loss) from continuing operations before income taxes	31,120	10,657	20,971	34,818	(49,468)	—	48,098

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30, 2008	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$200,027	$115,371	$95,801	$187,570	$1,613	$(93,172)	$507,210
Adjusted EBITDA(1)	53,398	26,449	29,979	63,617	(11,478)	—	161,965
Depreciation and amortization	8,099	18,917	2,225	2,841	2,288	—	34,370
Stock compensation expense	2,998	673	1,228	384	2,443	—	7,726
Merger and other costs(2)	—	2,638	640	—	2,414	—	5,692
Operating income (loss)	42,301	4,221	25,886	60,392	(18,623)	—	114,177
Interest expense, net	—	—	—	—	13,942	—	13,942
Income (loss) from continuing operations before income taxes	42,301	4,221	25,886	60,392	(32,565)	—	100,235

Six Months Ended June 30, 2009	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$327,977	$240,569	$184,232	$342,690	$23,127	$(177,929)	$940,666
Adjusted EBITDA(1)	93,233	52,521	54,466	96,430	(20,033)	—	276,617
Depreciation and amortization	9,911	33,832	4,610	7,111	5,018	—	60,482
Stock compensation expense	6,281	5,225	3,661	970	12,520	—	28,657
Merger and other costs(2)	—	—	—	—	3,012	—	3,012
Operating income (loss)	77,041	13,464	46,195	88,349	(40,583)	—	184,466
Interest expense, net	—	—	—	—	66,182	—	66,182
Income (loss) from continuing operations before income taxes	77,041	13,464	46,195	88,349	(106,765)	—	118,284

Six Months Ended June 30, 2008	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$371,833	$230,849	$190,350	$396,654	$2,071	$(185,297)	$1,006,460
Adjusted EBITDA(1)	94,295	50,092	56,813	150,710	(25,434)	—	326,476
Depreciation and amortization	16,665	38,059	4,499	5,632	4,464	—	69,319
Stock compensation expense	4,429	1,546	1,985	761	5,281	—	14,002
Merger and other costs(2)	—	2,638	1,435	—	5,290	—	9,363
Loss on sale of assets	—	—	—	—	1,052	—	1,052
Operating income (loss)	73,201	7,849	48,894	144,317	(41,521)	—	232,740
Interest expense, net	—	—	—	—	31,045	—	31,045
Income (loss) from continuing operations before income taxes	73,201	7,849	48,894	144,317	(72,566)	—	201,695

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, loss on sale of assets, merger and other costs. Adjusted EBITDA is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” as it is the key performance metric by which senior management is evaluated.

(2)

Merger and other costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal, and accounting costs. Other costs represent compensation charges related to certain departing associates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$118,423	$118,423	$156,911	$156,911
Trade receivables, net	197,103	197,103	219,362	219,362
Seller’s interest and credit card receivables, net	691,280	688,824	639,573	639,573
Redemption settlement assets, restricted	524,729	524,729	531,594	531,594
Due from securitizations	727,760	727,760	701,347	701,347
Financial liabilities
Accounts payable	103,857	103,857	108,369	108,369
Debt	2,530,367	2,524,533	2,180,175	2,206,587

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable—The carrying amount approximates fair value due to the short maturity.

Seller’s interest and credit card receivables, net—The carrying amount of credit card receivables approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates. Seller’s interest is carried at an allocated carrying value based on fair value. The Company determines the fair value of its seller’s interest through discounted cash flow models. The estimated cash flows used include assumptions related to rates of payments and defaults, which reflect economic and other relevant conditions. The discount rate used is based on an interest rate curve that is observable in the market place plus an unobservable credit spread.

Redemption settlement assets, restricted—Fair values for securities are based on quoted market prices and a valuation model that calculates the present value of estimated future cash flows for each asset.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt—The fair value was estimated based on the current rates available to the Company for debt with similar remaining maturities.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
	Carrying Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(6)
	(In thousands)
Cash equivalents(1)	$37,782	$37,782	$—	$—
Government bonds(2)	38,140	15,286	22,854	—
Corporate bonds(2)	420,793	328,489	8,745	83,559
Other available-for-sale securities(3)	10,746	10,746	—	—
Retained interest in securitization trust(4)	373,871	—	—	373,871
Spread deposits(4)	189,668	—	—	189,668
Interest-only strips(4)	157,515	—	—	157,515
Excess funding deposits(4)	5,095	—	5,095	—
Seller’s interest(5)	183,673	—	—	183,673

Total assets measured at fair value	$1,417,283	$392,303	$36,694	$988,286

(1)	Amounts are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.
(2)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheet.
(3)	Amounts are included in other current and non-current assets in the unaudited condensed consolidated balance sheet.
(4)	Amounts are included in due from securitizations in the unaudited condensed consolidated balance sheet.
(5)	Amounts are included in seller’s interest and credit card receivables, net in the unaudited condensed consolidated balance sheet.
(6)

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157, “Fair Value Measurements” as of June 30, 2009:

	Corporate Bonds	Retained Interest in Securitization Trust	Seller’s Interest	Spread Deposits	Interest-Only Strips
	(In thousands)
March 31, 2009	$93,748	$327,430	$41,166	$173,322	$168,890
Total (losses) gains (realized or unrealized)
Included in earnings	—	—	8,952	395	(9,995)
Included in other comprehensive income	(10,189)	(28,461)	—	—	(1,380)
Tax effect	3,304	1,219	—	—	483

Total in other comprehensive income	(6,885)	(27,242)	—	—	(897)
Purchases, issuances, and settlements	—	74,902	133,555	15,951	—
Transfers in or out of Level 3	—	—	—	—	—

June 30, 2009	$83,559	$373,871	$183,673	$189,668	$157,515

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2009	$—	$(3,612)	$—	$—	$(1,380)

	Corporate Bonds	Retained Interest in Securitization Trust	Seller’s Interest	Spread Deposits	Interest-Only Strips
	(In thousands)
December 31, 2008	$28,625	$259,612	$182,428	$175,384	$169,241
Total (losses) gains (realized or unrealized)
Included in earnings	—	—	8,543	471	(10,576)
Included in other comprehensive income	(9,623)	(29,137)	—	—	(1,150)
Tax effect	3,121	1,451	—	—	395

Total in other comprehensive income	(6,502)	(27,686)	—	—	(755)
Purchases, issuances, and settlements	64,557	143,396	(7,298)	13,813	—
Transfers in or out of Level 3	—	—	—	—	—

June 30, 2009	$83,559	$373,871	$183,673	$189,668	$157,515

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2009	$—	$(3,680)	$—	$—	$(1,610)

Losses included in earnings for seller’s interest, spread deposits and the interest-only strip are included in securitization income and finance charges, net in the unaudited condensed consolidated statements of income.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). The statement amends the guidance of Statement of Financial Accounting

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” and establishes a model similar to that used previously under SFAS No. 141, “Business Combinations,” to account for preacquisition contingencies. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP FAS 141R-1 on January 1, 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The Company has adopted FSP FAS 107-1 as of June 30, 2009 and provided the additional disclosures in this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment,” (“FSP FAS 115-2”). FSP FAS 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP FAS 115-2 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 as of June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (“SFAS No. 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46R,” (“SFAS No. 167”). SFAS No. 166 removes the concept of a qualifying special purpose entity (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and eliminates the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” SFAS No. 167 requires an initial evaluation as well as an ongoing assessment of the Company’s involvement with the operations of the WFN Trusts and the WFC Trust and its rights or obligations to receive benefits or absorb losses of these securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of World Financial Network National Bank, World Financial Capital Bank or their affiliates, including the Company. The assessment under SFAS No. 167 is expected to result in the consolidation of the securitization trusts on the balance sheet of World Financial Network National Bank, World

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Capital Bank or their affiliates, including the Company, beginning January 1, 2010. SFAS No. 166 is effective for financial asset transfers on or after the beginning of the first annual reporting period beginning on or after November 15, 2009. SFAS No. 167 is effective for annual periods beginning after November 15, 2009. Early adoption is prohibited for both SFAS No. 166 and SFAS No. 167. Consolidation of the securitization trusts will have a significant impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of the adoption of these statements on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”). SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009, and our Current Report on Form 8-K, filed with the SEC on May 22, 2009, which re-issued certain items of our Annual Report on Form 10-K.

Year in Review Highlights

Our results for the first six months of 2009 included the following new and renewed agreements:

•

In January 2009, we announced the signing of a multi-year agreement with HSN, an interactive lifestyle network and retail destination, to provide both co-brand and private label card services. In addition, we purchased HSN’s existing private label card portfolio in December 2008, the conversion of which was completed in the first quarter of 2009.

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

•

In March 2009, our private label credit card banking subsidiary, World Financial Network National Bank, completed the renewal of its $550.0 million conduit facility with Barclays Capital, Royal Bank of Canada, and JP Morgan, increasing its capacity to $666.7 million.

•

In April 2009, we announced the signing of a multi-year contract extension with Pacific Sunwear of California, a specialty retailer of casual apparel, accessories, and footwear, to continue providing private label credit card services.

•

In April 2009, as part of the securitization program for our private label credit card banking subsidiary, World Financial Network Credit Card Master Note Trust issued $708.9 million of term asset-backed securities to investors, including those participating in the U.S. government’s Term Asset-Backed Securities Loan Facility, or TALF program.

•

In April 2009, we announced that Goodyear Canada, one of the original 13 AIR MILES Reward Program sponsors and retailer of automotive tires and after-market automotive products, had signed a multi-year renewal agreement.

•	In May 2009, we announced that Epsilon added 19 new clients to its permission-based email and digital solutions business during the first quarter of 2009.

•

In May 2009, we announced the signing of a long-term expansion and extension agreement with Tween Brands, a specialty retailer, to continue to provide private label credit card services to its Limited Too/Justice brands.

•	In May 2009, we completed a new three-year term credit facility.

•	In May 2009, we announced the signing of a multi-year extension agreement with National Geographic Society for Epsilon to continue providing database hosting and marketing services.

•	In June 2009, we completed an offering of $345.0 million aggregate principal amount of convertible senior notes due 2014, which included the exercise of an over-allotment option of $45.0 million.

Additionally, in July 2009, we announced an expansion agreement with pharmaceutical company, Astra Zeneca, to provide comprehensive database and permission-based email marketing solutions; a multi-year agreement to provide private label credit card services to Big M, Inc., a multi-brand specialty retailer, and to acquire its existing private label credit card portfolio; and BMO Bank of Montreal’s initiative to enhance its AIR MILES credit card program for Canadian BMO MasterCard® cardholders and AIR MILES reward miles collectors to provide an opportunity to substantially increase miles issued.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Income from continuing operations	$29,436	$61,946	$72,389	$124,648
Stock compensation expense	10,698	7,726	28,657	14,002
Provision for income taxes	18,662	38,289	45,895	77,047
Interest expense, net	34,575	13,942	66,182	31,045
Loss on the sale of assets	—	—	—	1,052
Merger and other costs(1)	64	5,692	3,012	9,363
Depreciation and other amortization	15,333	17,578	30,419	35,340
Amortization of purchased intangibles	15,815	16,792	30,063	33,979

Adjusted EBITDA	$124,583	$161,965	$276,617	$326,476

(1)	Represents expenditures directly associated with the proposed merger of the Company with an affiliate of The Blackstone Group and compensation charges related to the departure of certain associates.

Results of Continuing Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Revenue:
Loyalty Services	$167,346	$200,027	$(32,681)	(16.3)%
Epsilon Marketing Services	123,003	115,371	7,632	6.6
Private Label Services	85,844	95,801	(9,957)	(10.4)
Private Label Credit	156,228	187,570	(31,342)	(16.7)
Corporate/Other	10,690	1,613	9,077	**
Eliminations	(82,701)	(93,172)	10,471	(11.2)

Total	$460,410	$507,210	$(46,800)	(9.2)%

Adjusted EBITDA:
Loyalty Services	$38,334	$53,398	$(15,064)	(28.2)%
Epsilon Marketing Services	30,383	26,449	3,934	14.9
Private Label Services	24,610	29,979	(5,369)	(17.9)
Private Label Credit	38,567	63,617	(25,050)	(39.4)
Corporate/Other	(7,311)	(11,478)	4,167	(36.3)

Total	$124,583	$161,965	$(37,382)	(23.1)%

Stock compensation expense:
Loyalty Services	$2,257	$2,998	$(741)	(24.7)%
Epsilon Marketing Services	1,901	673	1,228	182.5
Private Label Services	1,323	1,228	95	7.7
Private Label Credit	291	384	(93)	(24.2)
Corporate/Other	4,926	2,443	2,483	101.6

Total	$10,698	$7,726	$2,972	38.5%

Depreciation and amortization:
Loyalty Services	$4,957	$8,099	$(3,142)	(38.8)%
Epsilon Marketing Services	17,825	18,917	(1,092)	(5.8)
Private Label Services	2,316	2,225	91	4.1
Private Label Credit	3,458	2,841	617	21.7
Corporate/Other	2,592	2,288	304	13.3

Total	$31,148	$34,370	$(3,222)	(9.4)%

Adjusted operating expenses(1):
Loyalty Services	$129,012	$146,629	$(17,617)	(12.0)%
Epsilon Marketing Services	92,620	88,922	3,698	4.2
Private Label Services	61,234	65,822	(4,588)	(7.0)
Private Label Credit	117,661	123,953	(6,292)	(5.1)
Corporate/Other	18,001	13,091	4,910	37.5
Eliminations	(82,701)	(93,172)	10,471	(11.2)

Total	$335,827	$345,245	$(9,418)	(2.7)%

Operating income from continuing operations:
Loyalty Services	$31,120	$42,301	$(11,181)	(26.4)%
Epsilon Marketing Services	10,657	4,221	6,436	152.5
Private Label Services	20,971	25,886	(4,915)	(19.0)
Private Label Credit	34,818	60,392	(25,574)	(42.3)
Corporate/Other	(14,893)	(18,623)	3,730	(20.0)

Total	$82,673	$114,177	$(31,504)	(27.6)%

Adjusted EBITDA margin(2):
Loyalty Services	22.9%	26.7%	(3.8)%
Epsilon Marketing Services	24.7	22.9	1.8
Private Label Services	28.7	31.3	(2.6)
Private Label Credit	24.7	33.9	(9.2)

Total	27.1%	31.9%	(4.8)%

Segment operating data:
Private label statements generated	31,378	30,845	533	1.7%
Credit sales	$1,976,929	$1,863,821	$113,108	6.1
Average managed receivables	$4,207,669	$3,831,367	$376,302	9.8
AIR MILES reward miles issued	1,122,576	1,139,923	(17,347)	(1.5)
AIR MILES reward miles redeemed	756,933	786,259	(29,326)	(3.7)%

(1)	Adjusted operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, and merger and other costs.
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

**	Not meaningful.

Revenue. Total revenue decreased $46.8 million, or 9.2%, to $460.4 million for the three months ended June 30, 2009 from $507.2 million for the comparable period in 2008. The decrease was due to the following:

•

Loyalty Services. Revenue decreased $32.7 million, or 16.3%, to $167.3 million for the three months ended June 30, 2009. The decrease in revenue for the period was driven by the change in foreign currency exchange rates which negatively impacted revenue by approximately $22.0 million and a decline in database marketing fees of $12.6 million.

•

Epsilon Marketing Services. Revenue increased $7.6 million, or 6.6%, to $123.0 million for the three months ended June 30, 2009. Revenue from the segment’s largest service offerings (marketing database services, analytical services and interactive communications) increased as compared to the three months ended June 30, 2008 by 7.3%, or $5.2 million, resulting from additional client signings and our large clients maintaining their commitments to their significant loyalty platforms. Revenue from our proprietary data services also increased by $7.1 million including a $9.9 million increase in targeted and survey response database marketing fees, offset by a decline of $2.9 million from data services provided by Abacus where retail client bankruptcies led to lower volumes. These increases in revenue were offset by a decline of $4.6 million in our agency business.

•	Private Label Services. Revenue decreased $10.0 million, or 10.4%, to $85.8 million for the three months ended June 30, 2009 as a result of a decrease in servicing revenue of $10.5 million.

•

Private Label Credit. Revenue decreased $31.3 million, or 16.7%, to $156.2 million for the three months ended June 30, 2009. The decline was primarily due to a $35.8 million decrease in securitization income and finance charges, net, resulting from higher credit losses of approximately $39.4 million or 310 basis points. The impact of the higher credit losses was in part mitigated by positive trends in portfolio growth of 9.8%, credit sales growth of 6.1%, and an improvement in our cost of funds of 40 basis points.

•

Corporate/Other. Revenue increased $9.1 million to $10.7 million from $1.6 million in the comparable period in 2008 as a result of transition services provided to the acquirers of our merchant services and utility services businesses.

Adjusted Operating Expenses. For purposes of the discussion below, total adjusted operating expenses excludes stock compensation expense, depreciation expense, amortization expense, loss on sale of assets, and merger and other costs. Total adjusted operating expenses, as defined, decreased $9.4 million, or 2.7%, to $335.8 million for the three months ended June 30, 2009. Total adjusted EBITDA margin decreased to 27.1% for the three months ended June 30, 2009 from 31.9% for the comparable period in 2008. The decrease in adjusted operating expenses and decrease in adjusted EBITDA margins are due to the following:

•

Loyalty Services. Adjusted operating expenses, as defined, decreased $17.6 million, or 12.0%, to $129.0 million for the three months ended June 30, 2009. The decrease was driven by the change in foreign currency exchange rates which had a $17.4 million positive impact on adjusted operating expenses, as defined. Additionally, with the decline in database marketing fees, associated costs were also reduced. These declines were offset in part by foreign currency exchange losses of approximately $15.0 million associated with certain U.S. dollar denominated investments held in Canada. The foreign currency exchange losses also negatively impacted our adjusted EBITDA margin which decreased to 22.9% for the three months ended June 30, 2009 as compared to 26.7% in the comparable period in 2008.

•

Epsilon Marketing Services. Adjusted operating expenses, as defined, increased $3.7 million, or 4.2%, to $92.6 million for the three months ended June 30, 2009. The increase was the result of additional adjusted operating costs associated with growth in both our largest services offerings, as discussed above, and our proprietary data services of $2.9 million and $5.9 million, respectively, for the three months ended June 30, 2009. This increase was offset in part by a reduction in adjusted operating expenses, as defined, in our agency business of $5.0 million related to cost reductions resulting from this division’s decline in revenue. Adjusted EBITDA margin increased to 24.7% for the three months ended June 30, 2009 compared to 22.9% in the same period in 2008. Our adjusted EBITDA margin was positively impacted by the increase in revenue, in particular from the segment’s largest service offerings (marketing database services, analytical services and interactive communications), as well as cost containment from our data and agency divisions.

•

Private Label Services. Adjusted operating expenses, as defined, decreased by $4.6 million, or 7.0%, to $61.2 million for the three months ended June 30, 2009. The decrease was the result of a decrease in salaries and benefits expense of $5.3 million. Adjusted EBITDA margin decreased to 28.7% for the three months ended June 30, 2009 as compared to 31.3% in the comparable period in 2008. Our adjusted EBITDA margin was negatively impacted by the decrease in revenue as previously described.

•

Private Label Credit. Adjusted operating expenses, as defined, decreased $6.3 million, or 5.1%, to $117.7 million for the three months ended June 30, 2009. The decrease was primarily related to lower servicing costs charged by our Private Label Services segment of $10.5 million offset in part by increased securitization fees of $1.8 million and customer care expenses of $2.0 million. Adjusted EBITDA margin decreased to 24.7% for the three months ended June 30, 2009 as compared to 33.9% in the comparable period in 2008. Our adjusted EBITDA margin was negatively impacted by the decline in revenue as previously described.

•

Corporate/Other. Adjusted operating expenses, as defined, increased $4.9 million, or 37.5%, to $18.0 million for the three months ended June 30, 2009. This increase was the result of information technology costs incurred to support the transition services provided to the acquirers of the merchant services and utility services businesses. Prior to their sale, such costs had been allocated to the respective businesses. Subsequent to the sale of the merchant services and utility services businesses, this segment includes both the revenue and expenses associated with the transition services agreements.

Stock compensation expense. Stock compensation expense increased $3.0 million, or 38.5%, to $10.7 million for the three months ended June 30, 2009. Stock compensation expense in the comparable period in 2008 was impacted by the reversal of $4.8 million of expense related to awards that were no longer expected to vest. This impact was offset in part by a reduction in stock compensation expense from certain awards which had fully amortized prior to June 30, 2009.

Depreciation and Amortization. Depreciation and amortization decreased $3.2 million, or 9.4%, to $31.1 million for the three months ended June 30, 2009 primarily due to a $2.2 million decrease in depreciation and other amortization and a $1.0 million decrease in amortization of purchased intangibles as certain assets became fully amortized.

Merger and other costs. Merger and other costs were $0.1 million for the three months ended June 30, 2009 which represented legal costs associated with the termination of our merger with an affiliate of The Blackstone Group.

Operating Income. Operating income decreased $31.5 million, or 27.6%, to $82.7 million for the three months ended June 30, 2009 from $114.2 million for the comparable period in 2008. Operating income decreased due to the revenue and expense factors discussed above.

Interest Expense, net. Interest expense, net increased $20.6 million, or 148.0%, to $34.6 million for the three months ended June 30, 2009 from $13.9 million for the comparable period in 2008. This increase can be attributed in part to interest expense of $16.7 million in the current period, associated with our convertible senior notes due 2013 and 2014, which were issued in July 2008 and June 2009, respectively. Interest expense on certificates of deposit increased $4.1 million primarily as a result of higher average balances during the three months ended June 30, 2009 than during the comparable period in 2008. Interest expense on our credit facilities decreased $3.0 million as a result of lower interest rates. Interest income decreased $2.9 million due to lower average balances of our short term cash investments, as well as a decrease in the yield earned on those short term cash investments.

Taxes. Income tax expense decreased $19.6 million to $18.7 million for the three months ended June 30, 2009 from $38.3 million for the comparable period in 2008 due to a decrease in taxable income partially offset by an increase in our effective tax rate to 38.8% for the three months ended June 30, 2009 from 38.2% for the comparable period in 2008.

Discontinued Operations

In February 2009, we completed the plan to dispose of our merchant services and utility services businesses. As a result, there was no activity associated with discontinued operations in our unaudited condensed consolidated statement of income for the three months ended June 30, 2009. In the comparable period in 2008, the loss from discontinued operations was $15.0 million comprised of impairment charges within our utility services business of $45.4 million offset in part by a pre-tax gain of $29.4 million from the sale of our merchant services business in May 2008.

Results of Continuing Operations

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Revenue:
Loyalty Services	$327,977	$371,833	$(43,856)	(11.8)%
Epsilon Marketing Services	240,569	230,849	9,720	4.2
Private Label Services	184,232	190,350	(6,118)	(3.2)
Private Label Credit	342,690	396,654	(53,964)	(13.6)
Corporate/Other	23,127	2,071	21,056	**
Eliminations	(177,929)	(185,297)	7,368	(4.0)

Total	$940,666	$1,006,460	$(65,794)	(6.5)%

Adjusted EBITDA:
Loyalty Services	$93,233	$94,295	$(1,062)	(1.1)%
Epsilon Marketing Services	52,521	50,092	2,429	4.8
Private Label Services	54,466	56,813	(2,347)	(4.1)
Private Label Credit	96,430	150,710	(54,280)	(36.0)
Corporate/Other	(20,033)	(25,434)	5,401	(21.2)

Total	$276,617	$326,476	$(49,859)	(15.3)%

Stock compensation expense:
Loyalty Services	$6,281	$4,429	$1,852	41.8%
Epsilon Marketing Services	5,225	1,546	3,679	238.0
Private Label Services	3,661	1,985	1,676	84.4
Private Label Credit	970	761	209	27.5
Corporate/Other	12,520	5,281	7,239	137.1

Total	$28,657	$14,002	$14,655	104.7%

Depreciation and amortization:
Loyalty Services	$9,911	$16,665	$(6,754)	(40.5)%
Epsilon Marketing Services	33,832	38,059	(4,227)	(11.1)
Private Label Services	4,610	4,499	111	2.5
Private Label Credit	7,111	5,632	1,479	26.3
Corporate/Other	5,018	4,464	554	12.4

Total	$60,482	$69,319	$(8,837)	(12.7)%

Adjusted operating expenses(1):
Loyalty Services	$234,744	$277,538	$(42,794)	(15.4)%
Epsilon Marketing Services	188,048	180,757	7,291	4.0
Private Label Services	129,766	133,537	(3,771)	(2.8)
Private Label Credit	246,260	245,944	316	0.1
Corporate/Other	43,160	27,505	15,655	56.9
Eliminations	(177,929)	(185,297)	7,368	(4.0)

Total	$664,049	$679,984	$(15,935)	(2.3)%

Operating income from continuing operations:
Loyalty Services	$77,041	$73,201	$3,840	5.2%
Epsilon Marketing Services	13,464	7,849	5,615	71.5
Private Label Services	46,195	48,894	(2,699)	(5.5)
Private Label Credit	88,349	144,317	(55,968)	(38.8)
Corporate/Other	(40,583)	(41,521)	938	(2.3)

Total	$184,466	$232,740	$(48,274)	(20.7)%

Adjusted EBITDA margin(2):
Loyalty Services	28.4%	25.4%	3.0%
Epsilon Marketing Services	21.8	21.7	0.1
Private Label Services	29.6	29.8	(0.2)
Private Label Credit	28.1	38.0	(9.9)

Total	29.4%	32.4%	(3.0)%

Segment operating data:
Private label statements generated	63,331	62,635	696	1.1%
Credit sales	$3,553,089	$3,401,905	$151,184	4.4
Average managed receivables	$4,243,474	$3,869,089	$374,385	9.7
AIR MILES reward miles issued	2,108,798	2,162,886	(54,088)	(2.5)
AIR MILES reward miles redeemed	1,543,965	1,487,924	56,041	3.8%

(1)	Adjusted operating expenses excludes stock compensation expense, depreciation, amortization expense, loss on sale of assets, and merger and other costs.
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

**	Not meaningful.

Revenue. Total revenue decreased $65.8 million, or 6.5%, to $940.7 million for the six months ended June 30, 2009 from $1,006.5 million for the comparable period in 2008. The decrease was due to the following:

•

Loyalty Services. Revenue decreased $43.9 million, or 11.8%, to $328.0 million for the six months ended June 30, 2009. The decrease in revenue for the period was driven by the change in foreign currency exchange rates which negatively impacted revenue by approximately $55.5 million and by a decline of $16.0 million in database marketing fees. These declines were offset by an increase in redemption revenue attributable to a 3.8% increase in AIR MILES reward miles redeemed and an increase in issuance revenue of 11.9% resulting from strong prior issuances from the prior years.

•

Epsilon Marketing Services. Revenue increased $9.7 million, or 4.2%, to $240.6 million for the six months ended June 30, 2009. Revenue from the segment’s largest service offerings (marketing database services, analytical services and interactive communications) increased as compared to the six months ended June 30, 2008 by 8.6%, or $12.1 million, resulting from additional client signings and our large clients maintaining their commitments to their significant loyalty platforms. Additional revenue increases from proprietary data services of $5.4 million were offset by a decline of $7.7 million in revenue attributable to the segment’s agency business.

•

Private Label Services. Revenue decreased $6.1 million, or 3.2%, to $184.2 million for the six months ended June 30, 2009 as a result of a decrease in servicing revenue of $7.4 million offset in part by an increase in enhancement revenue of $0.7 million.

•

Private Label Credit. Revenue decreased $54.0 million, or 13.6%, to $342.7 million for the six months ended June 30, 2009. The decline was primarily due to a decrease in securitization income and finance charges, net, of $63.8 million, resulting from higher credit losses of approximately $65.8 million or 250 basis points. The impact of the higher credit losses was in part mitigated by positive trends in portfolio growth of 9.7%, credit sales growth of 4.4%, and an improvement in our cost of funds.

•

Corporate/Other. Revenue increased $21.1 million to $23.1 million for the six months ended June 30, 2009, as a result of transition services provided to the acquirers of our merchant services and utility services businesses.

Adjusted Operating Expenses. For purposes of the discussion below, total adjusted operating expenses excludes stock compensation expense, depreciation expense, amortization expense, loss on sale of assets, and merger and other costs. Total adjusted operating expenses, as defined, decreased $15.9 million, or 2.3%, to $664.0 million for the six months ended June 30, 2009. Total adjusted EBITDA margin decreased to 29.4% for the six months ended June 30, 2009 from 32.4% for the comparable period in 2008. The decrease in adjusted operating expenses and decrease in adjusted EBITDA margins are due to the following:

•

Loyalty Services. Adjusted operating expenses, as defined, decreased $42.8 million, or 15.4%, to $234.7 million for the six months ended June 30, 2009. The decrease was driven by the change in foreign currency exchange rates which had a $39.3 million positive impact on adjusted operating expenses, as defined. Additionally, with the decline in database marketing fees, associated costs were also reduced. These declines were offset in part by foreign currency exchange losses of approximately $10.4 million associated with certain U.S. dollar denominated investments held in Canada. Adjusted EBITDA margin increased to 28.4% for the six months ended June 30, 2009 as compared to 25.4% in the comparable period. The increase in adjusted EBITDA margin resulted from strong revenue growth (on a constant currency basis) combined with a lower cost structure achieved through operating leverage.

•

Epsilon Marketing Services. Adjusted operating expenses, as defined, increased $7.3 million, or 4.0%, to $188.1 million for the six months ended June 30, 2009. The increase was the result of additional adjusted operating costs associated with the growth in our largest services offerings, as discussed above, of $4.8 million. Increases in adjusted operating costs, as defined, in our proprietary data services also due to growth were offset in part by a reduction in costs in our agency division resulting from their decline in revenue. Adjusted EBITDA margin remained relatively constant, increasing to 21.8% for the six months ended June 30, 2009 compared to 21.7% in the same period in 2008.

•

Private Label Services. Adjusted operating expenses, as defined, decreased $3.8 million, or 2.8%, to $129.8 million for the six months ended June 30, 2009. The decrease was the result of a decrease in salaries and benefits expense of $2.9 million. Adjusted EBITDA margin remained relatively constant, decreasing to 29.6% for the six months ended June 30, 2009 compared to 29.8% in the same period in 2008.

•

Private Label Credit. Adjusted operating expenses, as defined, increased $0.3 million, or 0.1%, to $246.3 million for the six months ended June 30, 2009. Adjusted EBITDA margin decreased to 28.1% for the six months ended June 30, 2009 as compared to 38.0% in the comparable period in 2008. Our adjusted EBITDA margin was negatively impacted by the decline in revenue as previously described.

•

Corporate/Other. Adjusted operating expenses, as defined, increased $15.7 million, or 56.9%, to $43.2 million for the six months ended June 30, 2009. This increase was the result of information technology costs incurred to support the transition services provided to the acquirers of the merchant services and utility services businesses. Prior to their sale, such costs had been allocated to the respective businesses.

Stock compensation expense. Stock compensation expense increased $14.7 million, or 104.7%, to $28.7 million for the six months ended June 30, 2009. The increase is the result of the issuance of restricted stock toward the end of the second quarter of 2008, which increased expense by $12.3 million for the six months ended June 30, 2009. Additionally, stock compensation expense in the comparable period in 2008 was impacted by the reversal of $4.8 million of expense related to awards that were no longer expected to vest. These increases were offset in part by the impact of certain awards which had fully amortized prior to June 30, 2009.

Depreciation and Amortization. Depreciation and amortization decreased $8.8 million, or 12.7%, to $60.5 million for the six months ended June 30, 2009 primarily due to a $4.9 million decrease in depreciation and other amortization and a $3.9 million decrease in amortization of purchased intangibles as certain assets became fully amortized.

Merger and other costs. Merger and other costs were $3.0 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, we incurred approximately $3.5 million in compensation charges related to the departure of certain associates. These severance costs were offset in part by a reimbursement from our insurer in the amount of $0.6 million related to payments made to settle certain shareholder litigation associated with the proposed merger with an affiliate of The Blackstone Group.

Loss on the sale of assets. In March 2008, we incurred a loss of $1.0 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business.

Operating Income. Operating income decreased $48.3 million, or 20.7%, to $184.5 million for the six months ended June 30, 2009 from $232.7 million for the comparable period in 2008. Operating income decreased due to the revenue and expense factors discussed above.

Interest Expense, net. Interest expense, net increased $35.1 million, or 113.2%, to $66.2 million for the six months ended June 30, 2009 from $31.0 million for the comparable period in 2008. The increase in interest expense was primarily the result of interest expense of $30.5 million associated with our convertible senior notes due 2013 and 2014 which were issued in July 2008 and June 2009, respectively. Interest expense on certificates of deposit increased $6.6 million primarily as a result of higher average balances during the six months ended June 30, 2009 than during the comparable period in 2008. This increase was offset in part by a decline in interest expense on our credit facilities of $8.4 million as a result of lower interest rates on our line of credit. Interest income decreased $4.9 million due to lower average balances of our short term cash investments, as well as a decrease in the yield earned on those short term cash investments.

Taxes. Income tax expense decreased $31.2 million to $45.9 million for the six months ended June 30, 2009 from $77.0 million for the comparable period in 2008 due to a decrease in taxable income partially offset by an increase in our effective tax rate to 38.8% for the six months ended June 30, 2009 from 38.2% for the comparable period in 2008.

Discontinued Operations

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our unaudited condensed consolidated financial statements. On an after tax basis, losses from discontinued operations decreased $13.3 million to $15.1 million for the six months ended June 30, 2009 from $28.4 million in the comparable period in 2008. The loss recorded for the six months ended June 30, 2009 was primarily the result of an $18.0 million pre-tax loss recognized in connection with the sale of the remaining portion of our utility services business in February 2009. The loss recorded for the comparable period in 2008 included certain customer penalties and impairment charges within our utility services business, offset in part by a pre-tax gain of $29.4 million attributable to the sale of our merchant services business in May 2008. The sale of the remainder of the utility services business in February 2009 completed the disposition plan.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At June 30, 2009, 62.7% of our managed accounts with balances and 61.7% of managed receivables were for accounts with origination dates greater than 24 months old. At June 30, 2008, 60.9% of managed accounts with balances and 60.5% of receivables were for managed accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	June 30, 2009	% of total	December 31, 2008	% of total
	(In thousands, except percentages)
Receivables outstanding	$4,273,421	100%	$4,531,442	100%
Receivables balances contractually delinquent:
31 to 60 days	83,545	2.0	84,221	1.9
61 to 90 days	61,118	1.4	59,001	1.3
91 or more days	130,800	3.1	127,143	2.8

Total	$275,463	6.5%	$270,365	6.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Average managed receivables	$4,207,669	$3,831,367	$4,243,474	$3,869,089
Net charge-offs	103,607	64,177	197,675	131,858
Net charge-offs as a percentage of average managed receivables (annualized)	9.8%	6.7%	9.3%	6.8%

See Note 6, “Securitization of Credit Card Receivables” of our unaudited condensed consolidated financial statements for additional information related to the securitization of our credit card receivables.

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

We generated cash flow from operating activities of $213.1 million for the six months ended June 30, 2009 as compared to $440.3 million for the comparable period in 2008. Cash flows in the six months ended June 30, 2008 were impacted by an increase in deferred revenue related to a change in contractual terms with BMO Bank of Montreal. In May 2008, we assumed BMO Bank of Montreal’s liability for the cost of redemptions for their outstanding AIR MILES reward miles, for which we received $369.9 million in cash.

We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $249.4 million for the six months ended June 30, 2009 compared to $198.1 million for the comparable period in 2008. Significant components of investing activities are as follows:

•

Redemption Settlement Assets. Cash provided by redemption settlement assets was $29.7 million for the six months ended June 30, 2009 compared to investments in redemption settlement assets of $370.9 million for the comparable period in 2008. In connection with the May 2008 transaction with BMO Bank of Montreal, we received $369.9 million in cash to assume their liability for the redemption of outstanding AIR MILES reward miles they previously issued, which we placed in our redemption settlement asset account.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of June 30, 2009, we had over $3.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiaries, World Financial Network National Bank and World Financial Capital Bank. Net securitization and credit card receivable activity used cash flows of $199.5 million for the six months ended June 30, 2009 compared to providing cash of $9.0 million in the comparable period in 2008. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2009 were $24.2 million compared to $28.5 million for the comparable period in 2008. We anticipate capital expenditures to be approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used by financing activities was $8.1 million for the six months ended June 30, 2009 as compared to $294.5 million for the comparable period in 2008. Our financing activities during the six months ended June 30, 2009 relate primarily to borrowings and repayments of debt and certificates of deposit, proceeds from the issuance of our convertible senior notes due 2014, proceeds from the issuance of warrants, payments made for convertible note hedges and repurchases of our common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include: securitization program, certificates of deposit issued by World Financial Network National Bank and World Financial Capital Bank, our credit facility and issuances of equity securities.

In addition to our efforts to renew and expand our current facilities, we continue to seek new sources of liquidity. Certain of the announced government programs, such as the Term Asset-Backed Securities Loan Facility, have facilitated the issuance of asset-backed securities and improved market conditions, thus enabling us to replace maturing or short-term funding as discussed in Note 6, “Securitization of Credit Card Receivables,” of our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. We have also expanded our brokered certificates of deposit to supplement liquidity for our credit card receivables.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.

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

We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by World Financial Network National Bank and World Financial Capital Bank. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all. Due to recent market events, the asset-backed securitization market has not been available at historical volumes and pricing levels and it is difficult to predict if, or when, asset-backed securitization markets will return to their historical capacity and pricing levels with or without the support of government programs.

As of June 30, 2009, the WFN Trusts and the WFC Trust had approximately $3.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts.

In March 2009, we renewed our 2009-VFC1 conduit facility, increasing its capacity from $550.0 million to $666.7 million and extended the maturity of our 2008-VFN conduit facility, increasing its capacity from $600.0 million to $664.6 million.

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

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, World Financial Network National Bank and World Financial Capital Bank. World Financial Network National Bank and World Financial Capital Bank issue certificates of deposit in denominations of $100,000 in various maturities ranging between two months and 5 years and with effective annual fixed rates ranging from 0.8% to 5.7%. As of June 30, 2009, we had $797.8 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility. As of June 30, 2009, borrowings under the credit facility were $456.0 million with a weighted-average interest rate of 0.9%. Total availability under the credit facility at June 30, 2009 was approximately $294.0 million. We utilize our credit facility and excess cash flows from operations to fund working capital, capital expenditures, and our stock repurchase program. We were in compliance with the covenants under our credit facility as of June 30, 2009.

Term Loan. In May 2009, we entered into a term loan agreement with Bank of Montreal, as administrative agent, and various other agents and banks. At June 30, 2009, borrowings under the term loan were $161.0 million with a weighted-average interest rate of 5.3%. The amounts borrowed under the term loan were used, together with other funds, to repay our $250.0 million aggregate principal amount of 6.00% Series A senior notes due May 16, 2009.

The term loan contains usual and customary negative covenants for transactions of this type and requires us to satisfy certain financial covenants. As of June 30, 2009, we were in compliance with these covenants.

See Note 7, “Debt” of our unaudited condensed consolidated financial statements for additional information.

Convertible Senior Notes due 2014. In June 2009, we issued $345.0 million aggregate principal amount of convertible senior notes due 2014, including the exercise of an over-allotment option of $45.0 million. Holders of the convertible senior notes due 2014 have the right to require us to repurchase for cash all or some of their convertible senior notes due 2014 upon the occurrence of certain fundamental changes.

Concurrently with the pricing of the convertible senior notes due 2014 and the exercise of the over-allotment option, we entered into convertible note hedge transactions with respect to our common stock, which cover, subject to customary anti-dilution adjustments, approximately 7.3 million shares of our common stock at an initial strike price equal to the initial conversion price of the convertible senior notes due 2014. Separately, but also concurrently with the pricing of the convertible senior notes due 2014 and the exercise of the over-allotment option, we entered into warrant transactions whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 7.3 million shares of our common stock at an initial strike price of approximately $70.54. The cost of the convertible note hedges, reduced by the proceeds to us from the sale of the convertible note warrants, was approximately $50.7 million. They are being accounted for as equity instruments and are included in additional paid-in capital in the unaudited condensed consolidated balance sheet at June 30, 2009.

Concurrently with the pricing of the convertible senior notes due 2014, we also entered into prepaid forward transactions under which we purchased 1,857,400 shares of our common stock for approximately $74.9 million with proceeds from the offering. The shares are to be delivered over a settlement period in 2014. The shares purchased under the prepaid forward transactions were accounted for as a repurchase of common stock and a reduction of stockholders’ equity.

See Note 7, “Debt” of our unaudited condensed consolidated financial statements for additional information.

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

Interest Rate Risk

Interest rate risk affects us directly in our lending and borrowing activities. Our total interest expense incurred was approximately $147.5 million for the six months ended June 30, 2009, which includes both on- and off-balance sheet transactions. Of this total, $67.0 million of the interest expense for six months ended June 30, 2009 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At June 30, 2009, we had $6.1 billion of debt, including $3.6 billion of off-balance sheet debt from our securitization programs.

	As of June 30, 2009
	Fixed Rate	Variable Rate	Total
	(In millions)
Off-balance sheet	$2,239.7	$1,327.3	$3,567.0
On-balance sheet	1,115.6	1,414.8	2,530.4

Total	$3,355.3	$2,742.1	$6,097.4

At June 30, 2009, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 5.3% through interest rate swap agreements.

At June 30, 2009, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted-average interest rate of 9.8%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. For the six months ended June 30, 2009, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $25.9 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

Foreign Currency Exchange Rate Risk

We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollars through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $7.6 million for the six months ended June 30, 2009. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

Item 4.	Controls and Procedures.

Evaluation

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2009 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2009, we completed the process of converting the legacy billing system of the Epsilon Interactive division of Epsilon Marketing Services to the platform utilized by the majority of our other business units. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the parties’ agreement, the New York action was stayed pending completion of the Delaware contract action, and the Blackstone Entities voluntarily dismissed the Delaware declaratory judgment action. We filed an amended complaint in the Delaware contract action on June 25, 2008, asserting the same claims seeking payment of the Business Interruption Fee, though Merger Sub was dropped as a defendant. The remaining defendants, BCP V and Parent, filed a motion to dismiss the amended complaint on July 14, 2008. We filed our opposition brief to the motion to dismiss the amended complaint on August 13, 2008, and defendants filed their reply brief on August 27, 2008. A hearing on the motion to dismiss was held on October 17, 2008. The Delaware Court of Chancery granted defendants motion to dismiss the amended complaint on January 15, 2009. We filed an appeal to the Delaware Court of Chancery’s opinion and order dismissing the amended complaint in its entirety with the Delaware Supreme Court on March 30, 2009, defendants filed their answering brief on April 29, 2009, and we filed our reply brief on May 12, 2009. A hearing was held on the appeal on June 17, 2009. The Delaware Supreme Court upheld the Delaware Court of Chancery’s decision on June 18, 2009. The New York action was discontinued with prejudice by stipulation of the parties effective July 30, 2009.

In addition, from time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse affect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Interest rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $147.5 million through June 30, 2009, which includes both on- and off-balance sheet transactions. Of this total, $67.0 million of the interest expense for six months ended June 30, 2009 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At June 30, 2009, we had $6.1 billion of debt, including $3.6 billion of off-balance sheet debt from our securitization programs.

	As of June 30, 2009
	Fixed Rate	Variable Rate	Total
	(In millions)
Off-balance sheet	$2,239.7	$1,327.3	$3,567.0
On-balance sheet	1,115.6	1,414.8	2,530.4

Total	$3,355.3	$2,742.1	$6,097.4

At June 30, 2009, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 5.3% through interest rate swap agreements.

At June 30, 2009, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted-average interest rate of 9.8%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. For the six months ended June 30, 2009, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $25.9 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

As a result of our significant Canadian operations, our reported financial information will be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars.

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollars through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $7.6 million for the six months ended June 30, 2009. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

Newly issued accounting standards could have a significant impact on the Company, the WFN Trusts, the WFC Trust or our bank subsidiaries.

On June 12, 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”) and SFAS No. 167 “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”). The new accounting standards are effective for annual periods beginning after November 15, 2009, with earlier application prohibited.

Currently, significant portions of the credit card receivables originated by World Financial Network National Bank or World Financial Capital Bank and ultimately sold to the WFN Trusts or the WFC Trust, which are Qualifying Special Purpose Entities (“QSPEs”), as part of our securitization program are exempt from consolidation on the balance sheet of World Financial Network National Bank, World Financial Capital Bank or any of their affiliates, including us.

SFAS No. 166 amends the accounting for transfers of financial assets to QSPEs and thus will impact the accounting for our securitization program. Under SFAS No. 166, the WFN Trusts and the WFC Trust will no longer be exempt from consolidation. SFAS No. 167 requires an initial evaluation as well as an ongoing assessment of our involvement with the operations of the WFN Trusts and the WFC Trust and our rights or obligations to receive benefits or absorb losses of these securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of World Financial Network National Bank, World Financial Capital Bank or their affiliates, including us. The assessment under SFAS No. 167 is expected to result in the consolidation of the securitization trusts on the balance sheet of World Financial Network National Bank, World Financial Capital Bank or their affiliates, including us beginning January 1, 2010.

Consolidation of the securitization trusts will have a significant impact on our consolidated financial statements. With the addition of the securitized credit card receivables to their balance sheets resulting from the accounting change, under existing regulatory capital requirements, World Financial Network National Bank and World Financial Capital Bank’s required capital may increase. In addition, if World Financial Network National Bank or World Financial Capital Bank were to fall below the well-capitalized levels, it may have an adverse impact on their liquidity and cost of funds, as well as limiting their ability to issue brokered deposits. Covenants in our credit facilities and senior note purchase agreement also require that we cause our bank subsidiaries to be classified as “well-capitalized” at all times. It is not clear at this time how the new accounting standards set forth in SFAS No. 166 and SFAS No. 167 will be implemented, how regulatory authorities will respond or how our bank subsidiaries or we will be affected. It is possible that the implementation of these new accounting standards will have an adverse impact on World Financial Network National Bank, World Financial Capital Bank or their affiliates, including us.

Current and proposed regulation and legislation relating to our retail credit services could limit our business activities, product offerings and fees charged.

Various federal and state laws and regulations significantly limit the retail credit services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a materially adverse effect on our profitability or further restrict the manner in which we conduct our activities. In December 2008, the Federal Reserve Board promulgated final rules amending both Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act). These rules, which become effective July 1, 2010, act to limit or modify certain credit card practices and require increased disclosures to consumers. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing and two-cycle billing. In addition, the recently enacted Credit Card Accountability Responsibility and Disclosure Act of 2009 further amends the Truth in Lending Act and will, when effective, impose additional limits or modifications on credit card practices by, among other things, requiring additional advance notice of any increase in the annual percentage rate of interest pertaining to open end consumer credit plan credit card accounts and freezing of interest rate terms and fees on existing balances, setting limits on fees, including prohibiting penalties for on-time payments, revising requirements for prompt crediting of card payments, prohibiting universal default (with certain exceptions) and unilateral changes to cardholder agreements and restricting pay by phone and young consumer credit card programs. The Act also directs the Federal Reserve Board, in consultation with other financial regulatory agencies, to issue regulations implementing the new standards. These new standards, and future regulations implementing the standards, could adversely affect our business, particularly if they required reductions in rates or fees (including late fees) that we have historically charged. Any failure to comply with, or adverse changes in, these or other laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a materially adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2008, we announced that our Board of Directors authorized a new stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 2009, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(In millions)
During 2009:
April 1-30	649,058	$39.87	643,133	$607.2
May 1-31	1,953,060	40.36	1,951,314	528.5
June 1-30	2,961,195	41.33	2,959,574	406.2

Total	5,563,313	$40.82	5,554,021	$406.2

(1)

During the period represented by the table, 9,292 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan. In June 2009, under the terms of prepaid forward contracts, we purchased 1,857,400 shares of our common stock to be delivered over a settlement period in 2014, for approximately $74.9 million. See Note 7, “Debt” of our unaudited condensed consolidated financial statements for additional information.

(2)

On July 30, 2008, we announced that our Board of Directors authorized a stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 31, 2009, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 15, 2009, the Annual Meeting of Stockholders was held at our corporate headquarters at 17655 Waterview Parkway, Dallas, Texas 75252. A total of 52,098,673 shares of our common stock were present or represented by proxy at the Annual Meeting, representing more than 88% of our shares outstanding as of April 16, 2009, the record date set for the Annual Meeting. The matters voted on and the results of the vote at the Annual Meeting were as follows:

Proposal One—Each of Edward J. Heffernan, Robert A. Minicucci and J. Michael Parks was elected as a Class III director of the Company to serve until the 2012 annual meeting of stockholders and until his successor is duly elected and qualified. The results of the vote were as follows:

Nominee	For (#)	Withheld (#)
Edward J. Heffernan	51,642,189	456,484
Robert A. Minicucci	51,233,907	864,766
J. Michael Parks	51,714,220	384,453

Proposal Two—The selection of Deloitte & Touche LLP as our independent registered public accounting firm for 2009 was ratified by our stockholders. The results of the vote were as follows:

For	Against	Abstain
51,074,398	988,036	36,239

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Term Loan Agreement, dated as of May 15, 2009, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-15749).

10.2	Purchase Agreement, dated May 27, 2009, between Alliance Data Systems Corporation and the several Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.3	Indenture, dated June 2, 2009, between Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Company’s 4.75% Convertible Senior Note due May 15, 2014) (incorporated by reference to
Exhibit No. 4.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File
No. 001-15749).

10.4	Form of Convertible Note Hedge confirmation, dated May 27, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.5	Form of Warrant confirmation, dated May 27, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

Exhibit No.	Description
10.6	Form of Forward Stock Purchase Transaction, dated May 27, 2009, between Alliance Data Systems Corporation and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.7	Form of Additional Convertible Note Hedge confirmation, dated June 4, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2009, File No. 001-15749).

10.8	Form of Additional Warrant confirmation, dated June 4, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 9, 2009, File No. 001-15749).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

Date: August 10, 2009

By:	/s/ MICHAEL D. KUBIC
Michael D. Kubic
Senior Vice President, Interim Chief Financial Officer, Corporate Controller, and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: August 10, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Term Loan Agreement, dated as of May 15, 2009, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-15749).

10.2	Purchase Agreement, dated May 27, 2009, between Alliance Data Systems Corporation and the several Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.3	Indenture, dated June 2, 2009, between Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Company’s 4.75% Convertible Senior Note due May 15, 2014) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File
No. 001-15749).

10.4	Form of Convertible Note Hedge confirmation, dated May 27, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.5	Form of Warrant confirmation, dated May 27, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.6	Form of Forward Stock Purchase Transaction, dated May 27, 2009, between Alliance Data Systems Corporation and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

Exhibit No.	Description
10.7	Form of Additional Convertible Note Hedge confirmation, dated June 4, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2009, File No. 001-15749).

10.8	Form of Additional Warrant confirmation, dated June 4, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 9, 2009, File No. 001-15749).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement