Form 10-Q
period 2009-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2009-11-09
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009, 52,265,491 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$449,621	$156,911
Trade receivables, less allowance for doubtful accounts ($7,486 and $7,172 at September 30, 2009 and December 31, 2008, respectively)	207,725	219,362
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($55,295 and $40,718 at September 30, 2009 and December 31, 2008, respectively)	776,359	639,573
Deferred tax asset, net	210,513	201,895
Other current assets	159,510	142,660
Redemption settlement assets, restricted	592,255	531,594
Assets held for sale	—	32,015

Total current assets	2,395,983	1,924,010
Property and equipment, net	167,291	168,847
Due from securitizations	720,926	701,347
Intangible assets, net	259,735	297,776
Goodwill	1,162,443	1,133,790
Other non-current assets	192,177	116,219

Total assets	$4,898,555	$4,341,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$108,745	$108,369
Accrued expenses	85,347	143,656
Certificates of deposit	537,200	433,900
Current portion of long-term debt	43,447	275,549
Other current liabilities	97,965	106,641
Deferred revenue	973,680	860,455
Liabilities held for sale	—	20,782

Total current liabilities	1,846,384	1,949,352
Deferred revenue	156,428	135,179
Deferred tax liability, net	165,262	123,476
Certificates of deposit	642,700	255,000
Long-term and other debt	1,768,471	1,215,726
Other liabilities	86,917	115,958

Total liabilities	4,666,162	3,794,691
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 90,917 shares and 89,029 shares at September 30, 2009 and December 31, 2008, respectively	909	890
Additional paid-in capital	1,218,835	1,115,291
Treasury stock, at cost (38,445 and 26,222 shares at September 30, 2009 and December 31, 2008, respectively)	(1,902,985)	(1,410,339)
Retained earnings	992,392	889,305
Accumulated other comprehensive loss	(76,758)	(47,849)

Total stockholders’ equity	232,393	547,298

Total liabilities and stockholders’ equity	$4,898,555	$4,341,989

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues
Transaction	$91,625	$91,017	$284,409	$257,709
Redemption	120,779	127,925	346,935	376,325
Securitization income and finance charges, net	115,626	140,410	361,283	446,957
Database marketing fees and direct marketing fees	129,317	135,364	364,605	381,481
Other revenue	25,839	16,509	66,620	55,213

Total revenue	483,186	511,225	1,423,852	1,517,685
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	327,081	335,117	976,276	1,000,890
General and administrative	30,137	24,344	77,176	57,509
Depreciation and other amortization	15,397	17,363	45,816	52,703
Amortization of purchased intangibles	15,770	16,703	45,833	50,682
Loss on the sale of assets	—	—	—	1,052
Merger (income) costs	30	(2,113)	(486)	2,298

Total operating expenses	388,415	391,414	1,144,615	1,165,134

Operating income	94,771	119,811	279,237	352,551
Interest expense, net	39,044	23,325	105,226	54,370

Income from continuing operations before income taxes	55,727	96,486	174,011	298,181
Provision for income taxes	9,931	37,556	55,826	114,603

Income from continuing operations	45,796	58,930	118,185	183,578
Income (loss) from discontinued operations, net of taxes	—	5,900	(15,098)	(22,460)

Net income	$45,796	$64,830	$103,087	$161,118

Basic income per share:
Income from continuing operations	$0.87	$0.87	$2.08	$2.47
Income (loss) from discontinued operations	—	0.09	(0.27)	(0.30)

Net income per share	$0.87	$0.96	$1.81	$2.17

Diluted income per share:
Income from continuing operations	$0.83	$0.85	$2.04	$2.41
Income (loss) from discontinued operations	—	0.08	(0.26)	(0.29)

Net income per share	$0.83	$0.93	$1.78	$2.12

Weighted-average shares—basic	52,841	67,442	56,946	74,196

Weighted-average shares—diluted	55,136	69,689	57,959	76,254

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,087	$161,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,649	111,377
Deferred income taxes	48,168	15,116
Provision for doubtful accounts	46,581	27,961
Non-cash stock compensation	43,353	36,721
Fair value loss (gain) on interest-only strip	2,207	(15,250)
Amortization of discount on convertible senior notes	37,243	6,821
Impairment of long-lived assets	—	19,004
Loss (gain) on the sale of assets	18,018	(20,661)
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	13,231	(14,893)
Change in merchant settlement activity	(18,907)	(131,230)
Change in other assets	(22,683)	(36,739)
Change in accounts payable and accrued expenses	(68,583)	(65,108)
Change in deferred revenue	(2,731)	395,608
Change in other liabilities	(20,526)	21,811
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	53,240	102,987
Purchase of credit card receivables	—	(23,123)
Excess tax benefits from stock-based compensation	(7,425)	(2,792)
Other	(9,800)	(10,377)

Net cash provided by operating activities	306,122	578,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	29,744	(362,384)
Payments for acquired businesses, net of cash acquired	—	(2,478)
Net (increase) decrease in seller’s interest and credit card receivables	(242,810)	46,577
Change in due from securitizations	(73,755)	(59,445)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	91,910
Capital expenditures	(39,706)	(37,098)
Proceeds from the sale of businesses	—	137,960
Proceeds from the sale of assets	8,013	14,098
Change in restricted cash	(64,810)	—
Other	4,399	(4,715)

Net cash used in investing activities	(378,925)	(175,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,396,000	2,532,971
Repayment of borrowings	(2,327,926)	(2,648,829)
Proceeds from issuance of convertible senior notes due 2013	—	805,000
Proceeds from issuance of convertible senior notes due 2014	345,000	—
Certificate of deposit issuances	1,100,400	551,800
Repayments of certificates of deposits	(609,400)	(576,400)
Payment of capital lease obligations	(15,718)	(15,930)
Payment of deferred financing costs	(21,407)	(28,724)
Excess tax benefits from stock-based compensation	7,425	2,792
Proceeds from issuance of common stock	23,780	29,192
Proceeds from sale-leaseback transactions	—	34,221
Proceeds from the issuance of warrants	30,050	94,185
Payments for convertible note hedges	(80,765)	(201,814)
Payments for prepaid forward contracts	(74,872)	—
Purchase of treasury shares	(417,774)	(860,093)

Net cash provided by (used in) financing activities	354,793	(281,629)

Effect of exchange rate changes on cash and cash equivalents	10,720	(8,803)

Change in cash and cash equivalents	292,710	112,344
Cash and cash equivalents at beginning of period	156,911	265,839

Cash and cash equivalents at end of period	$449,621	$378,183

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$58,579	$56,288

Income taxes paid, net of refunds	$53,890	$101,666

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year. The Company has evaluated subsequent events for disclosure through November 9, 2009, the date of issuance of the accompanying unaudited condensed consolidated financial statements.

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

The Company’s unaudited condensed consolidated financial statements reflect the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt — Debt with Conversion and Other Options” on January 1, 2009. ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The adoption of ASC 470-20 changed the historical accounting for the Company’s $805.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Senior Notes due 2013”). All historical statements have been revised to conform to this presentation.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the results of the adoption of ASC 470-20 in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	As Previously Presented	Following the Adoption of ASC 470-20	As Previously Presented	Following the Adoption of ASC 470-20
	(In thousands, except per share amounts)
Interest expense, net	$16,504	$23,325	$47,549	$54,370
Income from continuing operations before income taxes	103,307	96,486	305,002	298,181
Provision for income taxes	39,948	37,556	116,995	114,603
Income from continuing operations	63,359	58,930	188,007	183,578
Net income	69,259	64,830	165,547	161,118

Basic income per share
Income from continuing operations	$0.94	$0.87	$2.53	$2.47
Net income per share	$1.03	$0.96	$2.23	$2.17

Diluted income per share
Income from continuing operations	$0.91	$0.85	$2.47	$2.41
Net income per share	$0.99	$0.93	$2.17	$2.12

The following table reflects the results of the adoption of ASC 470-20 in the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	As Previously Presented	Following the Adoption of ASC 470-20
	(In thousands)
Cash flows from operating activities(1)
Net income	$165,547	$161,118
Deferred income taxes	17,508	15,116
Amortization of discount on convertible senior notes	—	6,821

(1)	The adoption of ASC 470-20 had no impact on net cash provided by operating activities.

Statement of Cash Flows Correction

Proceeds from the sale of certain credit card receivables to securitization trusts were previously reported as an operating activity in the Company’s statements of cash flows. The related cash outflows for the acquisition of these receivables should have been reported as an investing activity because the receivables were historically classified and accounted for as held-for-investment prior to their sale. As a result, cash flows associated with credit card portfolios purchased with the intent to sell are included in cash flows from operating activities. Cash flows associated with credit card receivables originated for investment are classified as cash flows from investing activities.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the preparation of its 2008 annual financial statements, and subsequent to the filing of the September 30, 2008 interim financial statements on Form 10-Q, the Company determined that the proceeds from these credit card receivables sales should properly have been classified as an investing activity. As a result, net cash flows provided by operating activities and net cash used in investing activities for the nine months ended September 30, 2008 have been corrected from the amounts previously reported as follows:

	Nine Months Ended September 30, 2008
	As Previously Reported	As Corrected
	(In thousands)
Cash flows from operating activities
Proceeds from sale of credit card receivable portfolios	$194,897	$102,987
Net cash provided by operating activities	670,261	578,351
Cash flows from investing activities
Proceeds from the sale of credit card receivable portfolios	$—	$91,910
Net cash used in investing activities	(267,485)	(175,575)

The Company has concluded that these corrections are immaterial.

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$45,796	$58,930	$118,185	$183,578
Income (loss) from discontinued operations	—	5,900	(15,098)	(22,460)

Net income	$45,796	$64,830	$103,087	$161,118

Denominator
Weighted-average shares, basic	52,841	67,442	56,946	74,196
Weighted-average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	788	—	—	—
Net effect of unvested restricted stock	534	979	263	754
Net effect of dilutive stock options	973	1,268	750	1,304

Denominator for diluted calculation	55,136	69,689	57,959	76,254

Basic
Income from continuing operations per share	$0.87	$0.87	$2.08	$2.47
Income (loss) from discontinued operations per share	—	0.09	(0.27)	(0.30)

Net income per share	$0.87	$0.96	$1.81	$2.17

Diluted
Income from continuing operations per share	$0.83	$0.85	$2.04	$2.41
Income (loss) from discontinued operations per share	—	0.08	(0.26)	(0.29)

Net income per share	$0.83	$0.93	$1.78	$2.12

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company calculates the effect of the convertible senior notes, including both the Convertible Senior Notes due 2013 and the $345.0 million aggregate principal amount of convertible senior notes due 2014 (the “Convertible Senior Notes due 2014”), which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has the intent to settle the convertible senior notes for cash. As a result, the Company uses the treasury stock method to calculate the dilutive effect of the convertible senior notes.

During the second quarter of 2009, the Company entered into prepaid forward contracts to purchase 1,857,400 shares of its common stock for $74.9 million. The number of shares to be delivered under the prepaid forward contracts is used to reduce weighted-average basic and diluted shares outstanding.

The Company excluded 17.5 million warrants for the three and nine months ended September 30, 2009 and 10.3 million warrants for the three and nine months ended September 30, 2008 from the calculation of earnings per share as the effect was anti-dilutive.

3. DISPOSITIONS

In February 2009, the Company completed the sale of the remainder of its utility services business, including the termination of a services agreement and the resolution of certain contractual disputes, to a former utility client and recognized a pre-tax loss of approximately $18.0 million, which has been included in loss from discontinued operations in the unaudited condensed consolidated statements of income. In addition, the Company entered into transition services and co-location agreements to provide such former utility client with certain services or access to certain facilities for varying terms through the fourth quarter of 2010. The Company entered into agreements to outsource the majority of its corporate information technology services to Fujitsu America, Inc. commencing with the third quarter of 2009. Pursuant to those agreements, responsibility for these transition services and co-location agreements will be transferred to Fujitsu America, Inc.

The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheets as assets held for sale and liabilities held for sale. The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Assets:
Trade receivables, net	$—	$30,663
Other assets	—	1,307
Property and equipment, net	—	45

Assets held for sale	$—	$32,015

Liabilities:
Accrued expenses	$—	$18,738
Other liabilities	—	2,044

Liabilities held for sale	$—	$20,782

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the operating results of the discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue	$—	$22,101	$4,659	$162,097

Loss before provision for income taxes		(3,983)	(23,122)	(34,449)
Benefit from income taxes	—	(9,883)	(8,024)	(11,989)

Income (loss) from discontinued operations	$—	$5,900	$(15,098)	$(22,460)

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

	September 30, 2009				December 31, 2008
	Unrealized				Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$54,930	$—	$—	$54,930	$125,906	$—	$—	$125,906
Government bonds	40,845	1,369	—	42,214	40,246	511	—	40,757
Corporate bonds	485,721	14,184	(4,794)	495,111	371,954	1,562	(8,585)	364,931

Total	$581,496	$15,553	$(4,794)	$592,255	$538,106	$2,073	$(8,585)	$531,594

The following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2009 and December 31, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		September 30, 2009 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$83,086	$(4,794)	$—	$—	$83,086	$(4,794)

Total	$83,086	$(4,794)	$—	$—	$83,086	$(4,794)

	Less than 12 months		December 31, 2008 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$176,845	$(8,170)	$26,704	$(415)	$203,549	$(8,585)

Total	$176,845	$(8,170)	$26,704	$(415)	$203,549	$(8,585)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity.

The unrealized losses on the Company’s investments in corporate bonds during the year ended December 31, 2008 were impacted by increased credit spreads resulting from a lack of liquidity in the credit markets, which affected the fair value of the investments. As a result of an improvement in credit spreads during 2009, the fair value of the Company’s $35.4 million investment in BBB-rated securities, issued by the WFN Trusts, which had a $6.8 million unrealized loss at December 31, 2008, has increased to a fair value that approximates cost as of September 30, 2009. In April 2009, the Company invested an additional $64.6 million in BBB-rated securities, issued by the WFN Trusts, which the Company expects to hold until maturity, that have an approximate fair value of $61.5 million as of September 30, 2009.

As of September 30, 2009, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at September 30, 2009 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$185,666	$187,570
Due after one year through five years	320,194	324,622
Due after five years through ten years	75,636	80,063
Due after ten years	—	—

Total	$581,496	$592,255

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(115,263)	$71,165	5-10 years—straight line
Premium on purchased credit card portfolios	82,520	(42,545)	39,975	3-10 years—straight line, accelerated
Collector database	65,470	(54,999)	10,471	30 years—15% declining balance
Customer database	160,518	(52,676)	107,842	4-10 years—straight line
Noncompete agreements	2,511	(1,877)	634	3-5 years—straight line
Tradenames	11,645	(3,346)	8,299	4-10 years—straight line
Purchased data lists	16,515	(7,516)	8,999	1-5 years—straight line, accelerated

	$525,607	$(278,222)	$247,385
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$537,957	$(278,222)	$259,735

	December 31, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(96,435)	$89,993	5-10 years—straight line
Premium on purchased credit card portfolios	84,344	(35,925)	48,419	3-10 years—straight line, accelerated
Collector database	57,528	(47,096)	10,432	30 years—15% declining balance
Customer database	160,103	(41,194)	118,909	4-10 years—straight line
Noncompete agreements	2,425	(1,554)	871	3-5 years—straight line
Favorable lease	1,000	(886)	114	4 years—straight line
Tradenames	11,542	(2,361)	9,181	4-10 years—straight line
Purchased data lists	12,994	(5,487)	7,507	1-5 years—straight line, accelerated

	$516,364	$(230,938)	$285,426
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$528,714	$(230,938)	$297,776

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2008	$204,507	$667,551	$261,732	$—	$—	$1,133,790
Effects of foreign currency translation	26,642	2,138	—	—	—	28,780
Other, primarily final purchase price adjustments	(127)	—	—	—	—	(127)

September 30, 2009	$231,022	$669,689	$261,732	$—	$—	$1,162,443

6. SECURITIZATION OF CREDIT CARD RECEIVABLES

Off-Balance Sheet Securitizations

As part of a securitization program, the Company regularly sells its credit card receivables to the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (collectively the “WFN Trusts”) and the World Financial Capital Master Note Trust (the “WFC Trust”).

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

In August 2009, World Financial Network Credit Card Master Note Trust issued $949.3 million of term asset-backed securities to investors, including those participating in the U.S. government’s TALF program. The

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering consisted of $500.0 million of Series 2009-B asset-backed notes (the “Series B Notes”), $139.2 million of Series 2009-C asset-backed notes (the “Series C Notes”), and $310.1 million of Series 2009-D asset-backed notes (the “Series D Notes”). The Series B Notes will mature in July 2012 and are comprised of $395.0 million of Class A notes that have a fixed interest rate of 3.8% per year and $18.7 million of Class M, $23.8 million of Class B, and $62.5 million of Class C zero-coupon bonds which were retained by the Company. The Series C Notes will mature in July 2010 and are comprised of $110.0 million of Class A notes that have a fixed interest rate of 2.4% per year and $5.2 million of Class M, $6.6 million of Class B, and $17.4 million of Class C zero-coupon bonds which were retained by the Company. The Series D Notes will mature in July 2013 and are comprised of $245.0 million of Class A notes that have a fixed interest rate of 4.7% per year and $11.6 million of Class M, $14.7 million of Class B, and $38.8 million of Class C zero-coupon bonds which were retained by the Company.

In September 2009, the Company renewed World Financial Network Credit Card Master Note Trust’s 2009-VFN conduit facility, increasing its capacity from $1.3 billion to $1.5 billion and extending its maturity to September 2010. As part of this transaction, the Company increased its retained interests in subordinated notes by $31.1 million, from $12.0 million to $43.1 million.

In September 2009, the Company renewed World Financial Capital Master Note Trust’s 2009-VFN conduit facility, increasing its capacity from $167.1 million to $200.0 million and extending its maturity to September 2010. As part of this transaction, the Company increased its retained interests in subordinated notes by $20.3 million, from $12.7 million to $33.0 million.

The following table shows the maturities of borrowing commitments as of September 30, 2009 for the WFN Trusts and the WFC Trust by year:

	2009	2010	2011	2012	2013 & Thereafter	Total
	(In millions)
Public notes	$152.8	$211.4	$1,158.9	$500.0	$810.1	$2,833.2
Private conduits(1)	—	2,322.4	—	—	—	2,322.4

Total	$152.8	$2,533.8	$1,158.9	$500.0	$810.1	$5,155.6

(1)	Amount represents borrowing capacity, not outstanding borrowings.

Retained Interests in Securitized Assets and Fair Value Measurement

The Company retains an interest in its securitization programs through seller’s interest, retained interest in securitization trust, and interest-only strips.

The following table summarizes the carrying values of the Company’s subordinated retained interests reported in due from securitizations:

	September 30, 2009	December 31, 2008
	(In millions)
Spread deposits	$185,531	$175,384
Interest-only strips	157,965	169,241
Retained interest in securitization trust	375,534	259,612
Excess funding deposits	1,896	97,110

	$720,926	$701,347

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of interest-only strips and other interests retained, including retained interest in securitization trust, are based on a review of actual cash flows and on other factors affecting the amounts and timing of cash flows from each of the underlying credit card receivable pools. Based on this analysis, assumptions are validated or revised, as deemed necessary, the amounts and timing of anticipated cash flows are estimated, and fair values are determined. The Company has one collateral type, credit card receivables, which is comprised of both private label and co-brand retail credit card receivables.

At September 30, 2009, key economic assumptions and the sensitivity of the current fair value of residual cash flows to an immediate 10% and 20% adverse change in those assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of interest-only strips	$ 157,965	—	—
Weighted-average life	10.5 – 11.5 months	$(12,317)	$(22,485)
Discount rate	14.8% – 18.0%	(721)	(1,429)
Expected yield, net of dilution	26.7% – 28.1%	(42,102)	(82,976)
Base rate(1)	0.3% – 1.2%	(209)	(418)
Net charge-off rate	8.5% – 12.7%	(13,640)	(27,359)

(1)	Base rate assumptions do not factor any changes in spreads with respect to future refinancing.

At September 30, 2009, key economic assumptions and the sensitivity of the current fair value of the Company’s seller’s interest and retained interest of the subordinated notes to an immediate 10% and 20% adverse change in those assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of seller’s interest	$211,492	—	—
Weighted-average life	10.5 – 11.5 months	$(667)	$(1,339)
Discount rate	4.0%	(901)	(1,797)
Expected yield, net of dilution	26.7% – 28.1%	(2,544)	(5,088)
Net charge-off rate	8.5% – 12.7%	(831)	(1,653)
Fair value of subordinated notes – retained(1)	$472,470	—	—
Discount rate	3.1% – 30.9%	(9,602)	(18,816)

(1)	Includes those investments held by Loyalty Services and included in redemption settlement assets.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Disclosures

The table below summarizes certain cash flows received from and paid to the securitization trusts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$849.2	$1,646.5	$3,133.4	$4,553.5
Proceeds from new securitizations	1,081.4	225.0	2,150.0	825.0
Proceeds from collections reinvested in revolving period transfers	1,491.6	1,573.0	4,672.2	4,720.0
Purchases of previously transferred financial assets	—	—	—	—
Servicing fees received	17.5	16.7	53.5	50.7
Cash flows received on the interests that continue to be held by the transferor
Cash flows received on interest-only strip	$89.2	$124.0	$304.7	$371.2
Cash flows received on subordinated notes retained	6.7	1.8	19.8	4.1
Cash flows received on seller’s interest	9.0	7.1	24.6	20.5

The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	September 30, 2009	December 31, 2008
	(In millions)
Total credit card receivables managed	$4,380.9	$4,531.4
Less: credit card receivables securitized	3,782.8	4,057.4

Credit card receivables	$598.1	$474.0

Principal amount of managed credit card receivables 90 days or more past due	$145.2	$127.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net managed charge-offs	$101,303	$66,864	$298,978	$198,722

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30, 2009	December 31, 2008
	(In millions)
Total credit card receivables securitized	$3,782.8	$4,057.4

Principal amount of securitized credit card receivables 90 days or more past due	$110.2	$111.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net securitized charge-offs	$89,937	$56,666	$270,842	$166,657

7. DEBT

Debt consists of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Certificates of deposit	$1,179,900	$688,900
Credit facility	525,000	365,000
Senior notes	250,000	500,000
Term loan	161,000	—
Convertible senior notes due 2013	600,927	569,100
Convertible senior notes due 2014	234,566	—
Capital lease obligations and other debt	40,425	57,175

	2,991,818	2,180,175
Less: current portion	(580,647)	(709,449)

Long-term portion	$2,411,171	$1,470,726

Certificates of Deposit

Terms of the certificates of deposit range from 6 months to 5 years with annual interest rates ranging from 0.8% to 5.7% at September 30, 2009 and 2.8% to 5.7% at December 31, 2008. Interest is paid monthly and at maturity.

Credit Facility

At September 30, 2009, borrowings under the credit facility were $525.0 million with a weighted-average interest rate of 0.8%. Total availability under the credit facility at September 30, 2009 was approximately $225.0 million. The credit facility is unsecured and matures in March 2012. As of September 30, 2009, the Company was in compliance with its covenants.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011 (the “Senior Notes”). The Senior Notes are unsecured. The Company repaid the $250.0 million aggregate principal amount of 6.00% Series A Notes at maturity. As of September 30, 2009, the Company was in compliance with its covenants.

Term Loan

On May 15, 2009, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement with Bank of Montreal, as administrative agent, and various other agents and banks (the “Term Loan”). The proceeds were used, together with other funds, to repay the Company’s $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009. At September 30, 2009, borrowings under the Term Loan were $161.0 million with a weighted-average interest rate of 3.3%.

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

The Term Loan contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends; and make investments. The negative covenants are subject to certain exceptions, as specified in the Term Loan. The Term Loan also requires the Company to satisfy certain financial covenants, including maximum ratios of total leverage and senior leverage as determined in accordance with the Term Loan and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the Term Loan. As of September 30, 2009, the Company was in compliance with its covenants.

Convertible Senior Notes

In the second quarter of 2009, the Company issued $345.0 million aggregate principal amount of Convertible Senior Notes due 2014, which included an over-allotment of $45.0 million. Holders of the Convertible Senior Notes due 2014 have the right to require the Company to repurchase for cash all or some of their Convertible Senior Notes due 2014 upon the occurrence of certain fundamental changes.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Holders may convert their Convertible Senior Notes due 2014 at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Senior Notes due 2014, in equal multiples of $1,000 principal amounts, under the following circumstances:

•

during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2009, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes due 2014 on the last day of such preceding fiscal quarter;

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

The Convertible Senior Notes due 2014 have an initial conversion rate of 21.0235 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $47.57 per share. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. It is the Company’s current intention and policy to settle the principal amount (or the amount of the Company’s conversion obligation, if less) of the Convertible Senior Notes due 2014 in cash upon conversion.

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

Separately but also concurrently with the pricing of the Convertible Senior Notes due 2014 and the exercise of the over-allotment option, the Company entered into warrant transactions whereby it sold to the Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 7.3 million shares of its common stock at an initial strike price of approximately $70.54 (the “Convertible Note Warrants”). The Convertible Note Warrants will be exercisable and will expire in 79 equal tranches of 45,331 warrants and an 80th tranche of 45,405 warrants for one of the Hedge Counterparties and will be exercisable and will expire in 79 equal tranches of 22,665 warrants and an 80th tranche of either 22,741 or 22,743 warrants with respect to the remaining two Hedge Counterparties, beginning on August 13, 2014 and continuing on each business day through December 4, 2014 as to each of the Hedge Counterparties.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost of the Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the Convertible Note Warrants, was approximately $50.7 million. The Company accounted for the Convertible Note Hedges and Convertible Note Warrants as equity instruments in accordance with the guidance in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity.” Accordingly, the cost of the Convertible Note Hedges and the proceeds from the sale of the Convertible Note Warrants are included in additional paid-in capital in the unaudited condensed consolidated balance sheet at September 30, 2009.

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

In the third quarter of 2008, the Company issued $805.0 million aggregate principal amount of Convertible Senior Notes due 2013, which included an over-allotment of $105.0 million. It is the Company’s current intention and policy to settle the principal amount (or the amount of the Company’s conversion obligation, if less) of the Convertible Senior Notes due 2013 in cash upon conversion.

The table below summarizes the carrying value of the components of the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014:

	September 30, 2009	December 31, 2008
	(In thousands)
Carrying amount of equity component	$368,678	$252,828

Principal amount of liability component	$1,150,000	$805,000
Unamortized discount	(314,507)	(235,900)

Net carrying value of liability component	$835,493	$569,100

If-converted value of common stock	$1,069,399	$477,168

The discount on the liability component will be amortized as interest expense over a weighted-average period of 4.1 years, the remaining life of the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense on the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014 recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Interest expense calculated on contractual interest rate	$7,619	$2,426	$15,937	$2,426
Amortization of discount on liability component	15,019	6,821	37,243	6,821

Total interest expense on convertible senior notes	$22,638	$9,247	$53,180	$9,247

Effective interest rate (annualized)	11.0%	9.7%	11.0%	9.7%

8. DEFERRED REVENUE

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received at issuance is deferred. The Company allocates the proceeds from the issuance of AIR MILES reward miles into two components based on the relative fair value of the related element:

•

Redemption element. The redemption element is the larger of the two components. For this component, revenue is recognized at the time an AIR MILES reward mile is redeemed, or for those AIR MILES reward miles that are estimated to go unredeemed by the collector base, known as “breakage,” over the estimated life of an AIR MILES reward mile.

•	Service element. For this component, which consists of marketing and administrative services provided to sponsors, revenue is recognized pro rata over the estimated life of an AIR MILES reward mile.

Under certain of the Company’s contracts, a portion of the proceeds is paid to the Company upon the issuance of an AIR MILES reward mile and a portion is paid at the time of redemption and therefore, the Company does not have a redemption obligation related to these contracts. Revenue is recognized at the time of redemption and is not reflected in the reconciliation of the redemption obligation detailed below. Under such contracts, the proceeds received at issuance are initially deferred as service revenue and revenue is recognized pro rata over the estimated life of an AIR MILES reward mile. During the second quarter of 2008, the Company assumed Bank of Montreal’s redemption obligation for approximately $369.9 million and subsequent to that transaction has been included in deferred revenue and reflected in the table below.

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2008	$251,172	$744,462	$995,634
Cash proceeds	113,651	317,941	431,592
Revenue recognized	(104,484)	(328,836)	(433,320)
Other	—	(974)	(974)
Effects of foreign currency translation	35,496	101,680	137,176

September 30, 2009	$295,835	$834,273	$1,130,108

Amounts recognized in the consolidated balance sheets:
Current liabilities	$139,407	$834,273	$973,680

Non-current liabilities	$156,428	$—	$156,428

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to an additional $1.3 billion of its outstanding common stock through December 2009, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the nine months ended September 30, 2009, the Company acquired a total of 12,222,920 shares of its common stock for approximately $492.6 million, which includes 1,857,400 shares purchased under prepaid forward contracts for approximately $74.9 million. See Note 7, “Debt,” for additional information.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of operations	$7,315	$10,307	$23,451	$19,028
General and administrative	7,293	6,884	19,814	12,165

Total	$14,608	$17,191	$43,265	$31,193

Stock-based compensation expense for the merchant services and utility services businesses was approximately $0.1 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively, and approximately $4.8 million for the three months ended September 30, 2008. There was no stock-based compensation expense for the merchant services and utility services businesses for the three months ended September 30, 2009. These amounts have been included in the loss from discontinued operations in the unaudited condensed consolidated statements of income.

During the nine months ended September 30, 2009, the Company awarded 710,303 performance-based restricted stock units with a weighted-average grant date fair value per share of $27.87. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s cash earnings per share growth for the period from January 1, 2009 to December 31, 2009 met certain pre-defined performance criteria. Following such determination, the restricted stock units will vest with respect to 33% of the award on February 23, 2010, with respect to an additional 33% of the award on February 23, 2011 and with respect to the final 34% of the award on February 21, 2012, provided that the award recipient is employed by the Company on such vesting date.

During the nine months ended September 30, 2009, the Company awarded 149,019 service-based restricted stock units, which typically vest ratably over three years, with a weighted-average grant date fair value per share of $37.54.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2009, the Board of Directors of the Company amended the 2005 long term incentive plan to provide that, in addition to settlement in shares of the Company’s common stock or other securities, equity awards may be settled in cash.

10. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2009 was 17.8% and 32.1%, respectively, due to an $11.7 million income tax benefit recorded during the third quarter of 2009. The Company’s 2009 effective tax rate without regard to the $11.7 million tax benefit remains 38.8%. For the three months and nine months ended September 30, 2008, the Company utilized an effective tax rate of 38.9% and 38.4%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income Taxes — Interim Reporting” this effective tax rate is the Company’s expected annual effective tax rate for calendar year 2009 based on all known variables.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense in accordance with ASC 740, “Income Taxes.” Based on a recent United States Tax Court decision, statute of limitations expirations, and other factors, the Company recognized a tax benefit of $11.7 million during the period ended September 30, 2009 primarily as a result of the reversal of accrued interest. In addition, based on the recognition of the tax benefit, the Company reclassified an unrecognized tax benefit of $19.8 million from other liabilities to deferred tax liability in the unaudited condensed consolidated balance sheet as of September 30, 2009, in accordance with ASC 740.

11. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$45,796	$64,830	$103,087	$161,118
Unrealized loss on securities available-for-sale	(5,678)	(2,015)	(35,126)	(534)
Reclassification adjustment for the foreign currency translation gain realized upon the sale of the utility services business	—	(7,535)	—	(7,535)
Foreign currency translation adjustments	(2,908)	(6,318)	6,217	(7,192)

Total comprehensive income	$37,210	$48,962	$74,178	$145,857

12. SEGMENT INFORMATION

The Company has four reportable operating segments as follows:

•	Loyalty Services, which includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon Marketing Services, which provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services;

•	Private Label Services, which provides transaction processing, customer care and collections services for the Company’s private label and other retail card programs; and

•	Private Label Credit, which provides risk management solutions, account origination and funding services for the Company’s private label and other retail card programs.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Three Months Ended September 30, 2009	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$177,008	$131,926	$96,745	$165,173	$5,813	$(93,479)	$483,186
Income (loss) from continuing operations before income taxes	$43,373	$15,488	$23,709	$38,055	$(64,898)	$—	$55,727
Interest expense, net	—	—	—	—	39,044	—	39,044
Operating income (loss)	43,373	15,488	23,709	38,055	(25,854)	—	94,771
Stock compensation expense	3,847	1,705	1,468	295	7,293	—	14,608
Merger and other costs(1)	—	—	—	—	878	—	878
Depreciation and amortization	5,966	18,003	2,357	3,346	1,495	—	31,167
Adjusted EBITDA(2)	53,186	35,196	27,534	41,696	(16,188)	—	141,424

Three Months Ended September 30, 2008	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$187,657	$130,895	$94,678	$182,357	$7,689	$(92,051)	$511,225
Income (loss) from continuing operations before income taxes	$38,045	$17,876	$26,044	$56,198	$(41,677)	$—	$96,486
Interest expense, net	—	—	—	—	23,325	—	23,325
Operating income (loss)	38,045	17,876	26,044	56,198	(18,352)	—	119,811
Stock compensation expense	3,957	3,545	2,292	513	6,884	—	17,191
Merger and other costs (income)(1)	—	(5)	—	—	(1,057)	—	(1,062)
Depreciation and amortization	7,016	18,681	2,226	2,955	3,188	—	34,066
Adjusted EBITDA(2)	49,018	40,097	30,562	59,666	(9,337)	—	170,006

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2009	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$504,985	$372,495	$280,977	$507,863	$28,940	$(271,408)	$1,423,852
Income (loss) from continuing operations before income taxes	$120,414	$28,952	$69,904	$126,404	$(171,663)	$—	$174,011
Interest expense, net	—	—	—	—	105,226	—	105,226
Operating income (loss)	120,414	28,952	69,904	126,404	(66,437)	—	279,237
Stock compensation expense	10,128	6,930	5,129	1,265	19,813	—	43,265
Merger and other costs(1)	—	—	—	—	3,890	—	3,890
Depreciation and amortization	15,877	51,835	6,967	10,457	6,513	—	91,649
Adjusted EBITDA(2)	146,419	87,717	82,000	138,126	(36,221)	—	418,041

Nine Months Ended September 30, 2008	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$559,490	$361,744	$285,028	$579,011	$9,760	$(277,348)	$1,517,685
Income (loss) from continuing operations before income taxes	$111,246	$25,725	$74,938	$200,515	$(114,243)	$—	$298,181
Interest expense, net	—	—	—	—	54,370	—	54,370
Operating income (loss)	111,246	25,725	74,938	200,515	(59,873)	—	352,551
Stock compensation expense	8,386	5,091	4,277	1,274	12,165	—	31,193
Loss on the sale of assets	—	—	—	—	1,052	—	1,052
Merger and other costs(1)	—	2,633	1,435	—	4,233	—	8,301
Depreciation and amortization	23,681	56,740	6,725	8,587	7,652	—	103,385
Adjusted EBITDA(2)	143,313	90,189	87,375	210,376	(34,771)	—	496,482

(1)

Merger and other costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal, and accounting costs associated with the proposed merger of the Company with an affiliate of The Blackstone Group and in 2008 includes a reimbursement of $3.0 million for certain of these costs by the affiliates of the Blackstone Group. Other costs represent compensation charges related to the departure of certain associates.

(2)

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, loss on sale of assets, and merger and other costs. Adjusted EBITDA is presented in accordance with ASC 280, “Segment Reporting” as it is the key performance metric by which senior management is evaluated.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-10-50, “Financial Instruments—Overall—Disclosure,” the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$449,621	$449,621	$156,911	$156,911
Trade receivables, net	207,725	207,725	219,362	219,362
Seller’s interest and credit card receivables, net	776,359	772,152	639,573	639,573
Redemption settlement assets, restricted	592,255	592,255	531,594	531,594
Due from securitizations	720,926	720,926	701,347	701,347
Financial liabilities
Accounts payable	108,745	108,745	108,369	108,369
Debt	2,991,818	3,103,441	2,180,175	2,206,587

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt—The fair value was estimated based on the current rates available to the Company for debt with similar remaining maturities.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using
	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(6)
	(In thousands)
Cash equivalents(1)	$327,723	$327,723	$—	$—
Government bonds(2)	42,214	21,573	20,641	—
Corporate bonds(2)	495,111	387,771	9,652	97,688
Other available-for-sale securities(3)	69,549	69,549	—	—
Retained interest in securitization trust(4)	374,563	—	—	374,563
Spread deposits(4)	185,531	—	—	185,531
Interest-only strips(4)	157,965	—	—	157,965
Excess funding deposits(4)	1,896	—	1,896	—
Seller’s interest(5)	211,492	—	—	211,492

Total assets measured at fair value	$1,866,044	$806,616	$32,189	$1,027,239

(1)	Amounts are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.
(2)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheet.
(3)	Amounts are included in other current and non-current assets in the unaudited condensed consolidated balance sheet.
(4)	Amounts are included in due from securitizations in the unaudited condensed consolidated balance sheet.
(5)	Amounts are included in seller’s interest and credit card receivables, net in the unaudited condensed consolidated balance sheet.
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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820, “Fair Value Measurements and Disclosures” as of September 30, 2009:

	Corporate Bonds	Retained Interest in Securitization Trust	Spread Deposits	Interest- Only Strips	Seller’s Interest
	(In thousands)
June 30, 2009	$83,559	$373,871	$189,668	$157,515	$183,673
Total gains (losses) (realized or unrealized)
Included in earnings	—	—	85	1,427	(816)
Included in other comprehensive income	14,129	(22,861)	—	(977)	—
Tax effect	(4,582)	10,165	—	359	—

Total in other comprehensive income	9,547	(12,696)	—	(618)	—
Purchases, issuances, and settlements	—	23,553	(4,222)	—	28,635
Transfers in or out of Level 3	—	—	—	—	—

September 30, 2009	$97,688	$374,563	$185,531	$157,965	$211,492

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2009	$—	$(2,600)	$—	$(978)	$—

	Corporate Bonds	Retained Interest in Securitization Trust	Spread Deposits	Interest- Only Strips	Seller’s Interest
	(In thousands)
December 31, 2008	$28,625	$259,612	$175,384	$169,241	$182,428
Total gains (losses) (realized or unrealized)
Included in earnings	—	—	556	(9,149)	7,727
Included in other comprehensive income	4,506	(51,998)	—	(2,127)	—
Tax effect	(1,461)	11,616	—	754	—

Total in other comprehensive income	3,045	(40,382)	—	(1,373)	—
Purchases, issuances, and settlements	64,557	166,949	9,591	—	21,337
Transfers in or out of Level 3	—	—	—	—	—

September 30, 2009	$97,688	$374,563	$185,531	$157,965	$211,492

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2009	$—	$(6,280)	$—	$(2,588)	$—

Income (losses) included in earnings for seller’s interest, spread deposits and the interest-only strip are included in securitization income and finance charges, net in the unaudited condensed consolidated statements of income.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

As part of a portfolio acquisition in 2003 by World Financial Network National Bank (“WFNNB”), which required approval by the OCC, the OCC required WFNNB to enter into an operating agreement with the OCC (the “2003 Operating Agreement”) and a capital adequacy and liquidity maintenance agreement with the Company (the “2003 CALMA”). The 2003 Operating Agreement required WFNNB to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. In August 2009, the Company entered into a revised operating agreement with WFNNB and the OCC (the “2009 Operating Agreement”), which required the Company to enter into both a new capital adequacy and liquidity maintenance agreement (the “2009 CALMA”) and a capital and liquidity support agreement (the “2009 CALSA”) with WFNNB. The 2009 Operating Agreement has not required any changes in WFNNB’s operations. The 2009 CALMA and 2009 CALSA memorialize the Company’s current obligations to ensure that WFNNB remains in compliance with its minimum capital requirements.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles.” ASC 105 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance removes the concept of a qualifying special purpose entity (“QSPE”) and eliminates the consolidation exception currently available for QSPEs. This guidance is effective for financial asset transfers on or after the beginning of the first annual reporting period beginning on or after November 15, 2009 and early adoption is prohibited. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In June 2009, the FASB issued guidance concerning the consolidation of variable interest entities. This guidance requires an initial evaluation as well as an ongoing assessment of the Company’s involvement with the operations of the WFN Trusts and the WFC Trust and its rights or obligations to receive benefits or absorb losses of these securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of WFNNB, WFCB or their affiliates, including the Company. The assessment under this guidance is expected to result in the consolidation of the securitization trusts on the balance sheet of WFNNB, WFCB or their affiliates, including the Company, beginning January 1, 2010. This guidance is effective for annual periods beginning after November 15, 2009 and early adoption is prohibited. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and anticipates that consolidation of the securitization trusts will have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, “Fair Value Measurements and Disclosures,” by providing additional guidance clarifying the measurement of liabilities at fair value and addresses several key issues with respect to estimating fair value of liabilities. Among other things, ASU 2009-05 clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability. ASU 2009-05 is effective for the first reporting period beginning after August 28, 2009. The Company does not expect that the adoption of ASU 2009-05 will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 supersedes certain guidance in ASC 605-25, “Revenue Recognition—Multiple-Element Arrangements” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If the Company elects early adoption and the adoption is during an interim period, the Company will be required to apply this ASU retrospectively from the beginning of the Company’s fiscal year. The Company can also elect to apply this ASU retrospectively for all periods presented. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

16. SUBSEQUENT EVENT

On October 30, 2009, the Company completed the acquisition of the Charming Shoppes’ existing credit card accounts and rights to new credit card accounts along with the retained interest in the securitization program, including retained certificates and interests, cash collateral accounts, and an interest-only strip. Under the terms of the agreements, the Company assumed the operation of the Lane Bryant, Fashion Bug, and Catherine’s credit card program, portfolio, and securitization master trust, which represents approximately $500.0 million in accounts receivable. The total purchase price was approximately $166.3 million. In connection with the acquisition, the Company assumed the operation of the Charming Shoppes’ private label credit card programs and service center operations.

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

Year in Review Highlights

Our results for the first nine months of 2009 included the following new and renewed agreements:

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

•

In May 2009, we announced the signing of a long-term expansion and extension agreement with Tween Brands, a specialty retailer, to continue to provide private label credit card services to its Limited Too / Justice brands.

•	In May 2009, we completed a new three-year term credit facility.

•	In May 2009, we announced the signing of a multi-year extension agreement with National Geographic Society for Epsilon to continue providing database hosting and marketing services.

•	In June 2009, we completed an offering of $345.0 million aggregate principal amount of convertible senior notes due 2014, which included the exercise of an over-allotment option of $45.0 million.

•	In July 2009, we announced an expansion agreement with pharmaceutical company, Astra Zeneca, for Epsilon to provide comprehensive database and permission-based email marketing solutions.

•

In July 2009, we announced BMO Bank of Montreal’s initiative to enhance its AIR MILES credit card program for Canadian BMO MasterCard® cardholders and AIR MILES reward miles collectors to provide an opportunity to substantially increase miles issued.

•

In July 2009, we announced a multi-year agreement to provide private label credit card services to Big M, Inc., a multi-brand specialty retailer, and to acquire its existing private label credit card portfolio.

•

In August 2009, we announced a long-term agreement with Charming Shoppes, Inc., a multi-brand apparel retailer, to assume operation of Charming Shoppes’ private label credit card programs and to acquire the credit card files and service center operations associated with Charming Shoppes’ branded card programs. The acquisition was completed in October 2009.

•

In August 2009, as part of the securitization program for our private label credit card banking subsidiary, World Financial Network Credit Card Master Note Trust issued $949.3 million of term asset-backed securities to investors, including those participating in the U.S. government’s TALF program.

•

In September 2009, we announced a multi-year extension agreement with Reed Business Information US, a business-to-business information provider, for Epsilon to continue providing permission-based email marketing services.

•

In September 2009, we announce a multi-year agreement with business support services provider, Pacific Dental Services to provide patient financing and marketing services via a private label credit card program for dental and orthodontic procedures performed in affiliated dental practices.

•

In September 2009, our private label credit card banking subsidiary, World Financial Network National Bank, completed the renewal of its $1.3 billion conduit facility, increasing its capacity to $1.5 billion and extending its maturity and our industrial bank, World Financial Capital Bank, renewed its $167.1 million conduit facility increasing its capacity to $200.0 million and extending its maturity.

In October 2009, we announced an expansion agreement with tobacco company, R.J. Reynolds, for Epsilon to host its consumer database and support its consumer communication programs and that LoyaltyOne acquired a 29 percent interest in CBSM – Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz loyalty program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Income from continuing operations	$45,796	$58,930	$118,185	$183,578
Stock compensation expense	14,608	17,191	43,265	31,193
Provision for income taxes	9,931	37,556	55,826	114,603
Interest expense, net	39,044	23,325	105,226	54,370
Loss on the sale of assets	—	—	—	1,052
Merger and other costs (income)(1)	878	(1,062)	3,890	8,301
Depreciation and other amortization	15,397	17,363	45,816	52,703
Amortization of purchased intangibles	15,770	16,703	45,833	50,682

Adjusted EBITDA	$141,424	$170,006	$418,041	$496,482

(1)	Represents expenditures directly associated with the proposed merger of the Company with an affiliate of The Blackstone Group and compensation charges related to the departure of certain associates.

Results of Continuing Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Revenue:
Loyalty Services	$177,008	$187,657	$(10,649)	(5.7)%
Epsilon Marketing Services	131,926	130,895	1,031	0.8
Private Label Services	96,745	94,678	2,067	2.2
Private Label Credit	165,173	182,357	(17,184)	(9.4)
Corporate/Other	5,813	7,689	(1,876)	(24.4)
Eliminations	(93,479)	(92,051)	(1,428)	1.6

Total	$483,186	$511,225	$(28,039)	(5.5)%

Adjusted EBITDA(1):
Loyalty Services	$53,186	$49,018	$4,168	8.5%
Epsilon Marketing Services	35,196	40,097	(4,901)	(12.2)
Private Label Services	27,534	30,562	(3,028)	(9.9)
Private Label Credit	41,696	59,666	(17,970)	(30.1)
Corporate/Other	(16,188)	(9,337)	(6,851)	73.4

Total	$141,424	$170,006	$(28,582)	(16.8)%

Stock compensation expense:
Loyalty Services	$3,847	$3,957	$(110)	(2.8)%
Epsilon Marketing Services	1,705	3,545	(1,840)	(51.9)
Private Label Services	1,468	2,292	(824)	(36.0)
Private Label Credit	295	513	(218)	(42.5)
Corporate/Other	7,293	6,884	409	5.9

Total	$14,608	$17,191	$(2,583)	(15.0)%

Depreciation and amortization:
Loyalty Services	$5,966	$7,016	$(1,050)	(15.0)%
Epsilon Marketing Services	18,003	18,681	(678)	(3.6)
Private Label Services	2,357	2,226	131	5.9
Private Label Credit	3,346	2,955	391	13.2
Corporate/Other	1,495	3,188	(1,693)	(53.1)

Total	$31,167	$34,066	$(2,899)	(8.5)%

Operating income from continuing operations:
Loyalty Services	$43,373	$38,045	$5,328	14.0%
Epsilon Marketing Services	15,488	17,876	(2,388)	(13.4)
Private Label Services	23,709	26,044	(2,335)	(9.0)
Private Label Credit	38,055	56,198	(18,143)	(32.3)
Corporate/Other	(25,854)	(18,352)	(7,502)	40.9

Total	$94,771	$119,811	$(25,040)	(20.9)%

Adjusted EBITDA margin(2):
Loyalty Services	30.0%	26.1%	3.9%
Epsilon Marketing Services	26.7	30.6	(3.9)
Private Label Services	28.5	32.3	(3.8)
Private Label Credit	25.2	32.7	(7.5)

Total	29.3%	33.3%	(4.0)%

Segment operating data:
Private label statements generated	31,301	30,661	640	2.1%
Credit sales	$1,921,625	$1,694,113	$227,512	13.4
Average managed receivables	$4,301,211	$3,840,184	$461,027	12.0
AIR MILES reward miles issued	1,169,492	1,137,673	31,819	2.8
AIR MILES reward miles redeemed	777,422	736,789	40,633	5.5%

(1)

Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization.

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

Revenue. Total revenue decreased $28.0 million, or 5.5%, to $483.2 million for the three months ended September 30, 2009 from $511.2 million for the comparable period in 2008. The decrease was due to the following:

•

Loyalty Services. Revenue decreased $10.6 million, or 5.7%, to $177.0 million for the three months ended September 30, 2009. The decrease in revenue for the period was driven by the change in foreign currency exchange rates which negatively impacted revenue by approximately $9.4 million. In Canadian dollars, revenue was generally flat, as increases in service revenue of CAD $3.6 million and investment revenue of CAD $1.3 million were offset by a decline in database marketing fees of CAD $5.2 million.

•

Epsilon Marketing Services. Revenue increased $1.0 million, or 0.8%, to $131.9 million for the three months ended September 30, 2009. Revenue was relatively flat as increases from the segment’s largest service offerings (marketing database services, analytical services and digital) of $6.3 million, resulting from additional client signings, were largely offset by declines from our proprietary data services of $4.7 million, as Abacus was impacted by the weak economic environment experienced by retailers.

•

Private Label Services. Revenue increased $2.1 million, or 2.2%, to $96.7 million for the three months ended September 30, 2009 as a result of an increase in servicing revenue of $1.4 million and an increase in services enhancement revenue of $0.5 million.

•

Private Label Credit. Revenue decreased $17.2 million, or 9.4%, to $165.2 million for the three months ended September 30, 2009. The decrease was due to a $22.7 million decrease in securitization income and finance charges, net, resulting from increased credit losses of 240 basis points. The impact of the higher credit losses was in part mitigated by positive trends in portfolio growth of 12.0% and credit sales growth of 13.4%.

•

Corporate/Other. Revenue decreased $1.9 million to $5.8 million for the three months ended September 30, 2009 from $7.7 million in the comparable period in 2008 as a result of a reduction in transition services provided to the acquirers of our merchant services and utility services businesses.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization. Total adjusted EBITDA decreased $28.6 million, or 16.8%, to $141.4 million for the three months ended September 30, 2009. Total adjusted EBITDA margin, which for purposes of the discussion below is equal to adjusted EBITDA divided by revenue, decreased to 29.3% for the three months ended September 30, 2009 from 33.3% for the comparable period in 2008. The changes in adjusted EBITDA and adjusted EBITDA margins are due to the following:

•

Loyalty Services. Adjusted EBITDA increased $4.2 million, or 8.5%, to $53.2 million for the three months ended September 30, 2009. The increase was driven by reductions in operating expenses, including declines in payroll and benefits expense and data processing expense. These reductions also positively impacted our adjusted EBITDA margin, which increased to 30.0% for the three months ended September 30, 2009 as compared to 26.1% in the comparable period in 2008.

•

Epsilon Marketing Services. Adjusted EBITDA decreased $4.9 million, or 12.2%, to $35.2 million and adjusted EBITDA margin decreased to 26.7% from 30.6% for the three months ended September 30, 2009. The decreases in adjusted EBITDA and adjusted EBITDA margin were driven by weakness in our data service offerings and agency business due to the recession, which resulted in a $5.6 million and a $1.3 million decline in adjusted EBITDA, respectively. This was offset in part by double digit growth in the segment’s largest service offerings (marketing database services, analytical services and digital).

•

Private Label Services. Adjusted EBITDA decreased by $3.0 million, or 9.9%, to $27.5 million for the three months ended September 30, 2009. Adjusted EBITDA margin decreased to 28.5% for the three months ended September 30, 2009 as compared to 32.3% in the comparable period in 2008. Adjusted EBITDA and adjusted EBITDA margin were negatively impacted by an increase in operating expenses of $5.1 million associated with the 2.1% increase in statements generated, offset in part by the slight increase in revenue of $2.1 million as previously described.

•

Private Label Credit. Adjusted EBITDA decreased $18.0 million, or 30.1%, to $41.7 million for the three months ended September 30, 2009. Adjusted EBITDA margin decreased to 25.2% for the three months ended September 30, 2009 as compared to 32.7% in the comparable period in 2008. The decreases were the result of the increase in credit losses as previous described.

•

Corporate/Other. Adjusted EBITDA decreased $6.9 million, or 73.4%, to a loss of $16.2 million for the three months ended September 30, 2009. This decrease was the result of information technology costs incurred to support the transition services provided to the acquirers of the merchant services and utility services businesses. Prior to their sale, such costs had been allocated to the respective businesses.

Stock compensation expense. Stock compensation expense decreased $2.6 million, or 15.0%, to $14.6 million for the three months ended September 30, 2009. The decrease was the result of a reduction in expense of $6.9 million related to performance-based restricted stock unit awards that are no longer expected to vest and for which no expense was recognized during the three months ended September 30, 2009. This increase was partially offset by an increase in expense of $3.1 million related to equity awards issued to associates in 2009.

Depreciation and Amortization. Depreciation and amortization decreased $2.9 million, or 8.5%, to $31.2 million for the three months ended September 30, 2009 primarily due to a $2.0 million decrease in depreciation and other amortization and a $0.9 million decrease in amortization of purchased intangibles as certain assets became fully amortized.

Merger and other costs. Merger and other costs were $0.9 million for the three months ended September 30, 2009 compared to income of $1.1 million for the comparable period in 2008. Merger and other costs for the three months ended September 30, 2009 represent compensation charges related to the severance of a certain executive. For the comparable period in 2008, amounts include the receipt of $(3.0) million for reimbursement of costs incurred by us related to the Blackstone entities’ financing of the proposed merger offset by $0.9 million of expenditures directly associated with the proposed merger of us with an affiliate of The Blackstone Group and approximately $1.0 million of other non-routine costs associated with the disposition of non-core operations.

Operating Income. Operating income decreased $25.0 million, or 20.9%, to $94.8 million for the three months ended September 30, 2009 from $119.8 million for the comparable period in 2008. Operating income decreased due to the revenue and expense factors discussed above.

Interest Expense, net. Interest expense, net increased $15.7 million, or 67.4%, to $39.0 million for the three months ended September 30, 2009 from $23.3 million for the comparable period in 2008. This increase can be attributed in part to additional interest expense of $13.5 million associated with our convertible senior notes due 2013 and 2014, which were issued in July 2008 and June 2009, respectively. Interest expense on certificates of deposit also increased $4.7 million as a result of higher average balances during the three months ended September 30, 2009 than during the comparable period in 2008. Interest expense on our credit facilities and senior notes decreased $5.3 million as a result of lower interest rates and the repayment of $250.0 million aggregate principal amount of 6.00% Series A senior notes in May 2009. Interest income decreased $2.3 million due to lower average balances of our short term cash investments, as well as a decrease in the yield earned on those short term cash investments.

Taxes. Income tax expense decreased $27.7 million to $9.9 million for the three months ended September 30, 2009 from $37.6 million for the comparable period in 2008 due to a decrease in taxable income and a decrease in our effective tax rate to 17.8% for the three months ended September 30, 2009 from 38.9% for the comparable period in 2008. During the three months ended September 30, 2009, we recognized an

$11.7 million tax benefit related to previously established tax reserves to cover various uncertain tax positions, including the potential impact related to the timing of certain taxable income recognition. Based on a recent United States Tax Court decision, statute of limitations expirations, and other factors, the uncertainty around this taxable income recognition has been removed and, as such, the related reserve, primarily associated with accrued interest, is no longer required.

Discontinued Operations

In February 2009, we completed the plan to dispose of our merchant services and utility services businesses. As a result, there was no activity associated with discontinued operations in our unaudited condensed consolidated statement of income for the three months ended September 30, 2009. In the comparable period in 2008, income from discontinued operations was $5.9 million, which was the result of a tax benefit resulting from our ability to utilize previously unrealized tax benefits due to the sale of the majority of our utility services business.

Results of Continuing Operations

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Revenue:
Loyalty Services	$504,985	$559,490	$(54,505)	(9.7)%
Epsilon Marketing Services	372,495	361,744	10,751	3.0
Private Label Services	280,977	285,028	(4,051)	(1.4)
Private Label Credit	507,863	579,011	(71,148)	(12.3)
Corporate/Other	28,940	9,760	19,180	* *
Eliminations	(271,408)	(277,348)	5,940	(2.1)

Total	$1,423,852	$1,517,685	$(93,833)	(6.2)%

Adjusted EBITDA(1):
Loyalty Services	$146,419	$143,313	$3,106	2.2%
Epsilon Marketing Services	87,717	90,189	(2,472)	(2.7)
Private Label Services	82,000	87,375	(5,375)	(6.2)
Private Label Credit	138,126	210,376	(72,250)	(34.3)
Corporate/Other	(36,221)	(34,771)	(1,450)	4.2

Total	$418,041	$496,482	$(78,441)	(15.8)%

Stock compensation expense:
Loyalty Services	$10,128	$8,386	$1,742	20.8%
Epsilon Marketing Services	6,930	5,091	1,839	36.1
Private Label Services	5,129	4,277	852	19.9
Private Label Credit	1,265	1,274	(9)	(0.7)
Corporate/Other	19,813	12,165	7,648	62.9

Total	$43,265	$31,193	$12,072	38.7%

Depreciation and amortization:
Loyalty Services	$15,877	$23,681	$(7,804)	(33.0)%
Epsilon Marketing Services	51,835	56,740	(4,905)	(8.6)
Private Label Services	6,967	6,725	242	3.6
Private Label Credit	10,457	8,587	1,870	21.8
Corporate/Other	6,513	7,652	(1,139)	(14.9)

Total	$91,649	$103,385	$(11,736)	(11.4)%

Operating income from continuing operations:
Loyalty Services	$120,414	$111,246	$9,168	8.2%
Epsilon Marketing Services	28,952	25,725	3,227	12.5
Private Label Services	69,904	74,938	(5,034)	(6.7)
Private Label Credit	126,404	200,515	(74,111)	(37.0)
Corporate/Other	(66,437)	(59,873)	(6,564)	11.0

Total	$279,237	$352,551	$(73,314)	(20.8)%

Adjusted EBITDA margin(2):
Loyalty Services	29.0%	25.6%	3.4%
Epsilon Marketing Services	23.5	24.9	(1.4)
Private Label Services	29.2	30.7	(1.5)
Private Label Credit	27.2	36.3	(9.1)

Total	29.4%	32.7%	(3.3)%

Segment operating data:
Private label statements generated	94,632	93,296	1,336	1.4%
Credit sales	$5,474,714	$5,096,018	$378,696	7.4
Average managed receivables	$4,262,720	$3,859,454	$403,266	10.4
AIR MILES reward miles issued	3,278,290	3,300,559	(22,269)	(0.7)
AIR MILES reward miles redeemed	2,321,387	2,224,713	96,674	4.3%

(1)

Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization.

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

**	Not meaningful

Revenue. Total revenue decreased $93.8 million, or 6.2%, to $1,423.9 million for the nine months ended September 30, 2009 from $1,517.7 million for the comparable period in 2008. The decrease was due to the following:

•

Loyalty Services. Revenue decreased $54.5 million, or 9.7%, to $505.0 million for the nine months ended September 30, 2009. The decrease in revenue for the period was driven by the change in foreign currency exchange rates, which negatively impacted revenue by approximately $72.6 million and by a decrease in database marketing fees. These declines were offset by increases in redemption revenue attributable to a 4.3% increase in AIR MILES reward miles redeemed and issuance revenue of 11.2% attributable to strong AIR MILES reward miles issuances in prior years.

•

Epsilon Marketing Services. Revenue increased $10.8 million, or 3.0%, to $372.5 million for the nine months ended September 30, 2009. Revenue from the segment’s largest service offerings (marketing database services, analytical services and interactive communications) increased as compared to the nine months ended September 30, 2008 by 8.5%, or $18.4 million, resulting from additional client signings and our large clients maintaining their commitments to their significant loyalty platforms. Additional revenue increases from proprietary data services of $4.7 million were offset by a decrease of $12.3 million in revenue attributable to the segment’s agency business.

•

Private Label Services. Revenue decreased $4.1 million, or 1.4%, to $281.0 million for the nine months ended September 30, 2009 as a result of a decrease in servicing revenue of $5.9 million offset in part by an increase in services enhancement revenue of $1.2 million.

•

Private Label Credit. Revenue decreased $71.1 million, or 12.3%, to $507.9 million for the nine months ended September 30, 2009. The decrease was due to a decrease in securitization income and finance charges, net, of $86.6 million, resulting from higher credit losses of 250 basis points. The impact of the higher credit losses was in part mitigated by positive trends in portfolio growth of 10.4%, credit sales growth of 7.4%, and an improvement in our cost of funds.

•

Corporate/Other. Revenue increased $19.2 million to $28.9 million for the nine months ended September 30, 2009 as a result of transition services provided to the acquirers of our merchant services and utility services businesses.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization. Adjusted EBITDA decreased $78.4 million, or 15.8%, to $418.0 million for the nine months ended September 30, 2009. Adjusted EBITDA margin, which for purposes of the discussion below is equal to adjusted EBITDA divided by revenue, decreased to 29.4% for the nine months ended September 30, 2009 from 32.7% for the comparable period in 2008. The changes in adjusted EBITDA and adjusted EBITDA margin are due to the following:

•

Loyalty Services. Adjusted EBITDA increased $3.1 million, or 2.2%, to $146.4 million for the nine months ended September 30, 2009. Adjusted EBITDA was negatively impacted by the change in foreign exchange rates by approximately $21.4 million. However, the increase in adjusted EBITDA was driven by the growth in revenue (on a constant currency basis) as previously described combined with a lower cost structure achieved through operating leverage. This positively impacted our adjusted EBITDA margin, which increased to 29.0% for the nine months ended September 30, 2009 as compared to 25.6% for the comparable period in 2008.

•

Epsilon Marketing Services. Adjusted EBITDA decreased $2.5 million, or 2.7%, to $87.7 million and adjusted EBITDA margin declined to 23.5% for the nine months ended September 30, 2009 compared to 24.9% in the same period in 2008. The decreases in adjusted EBITDA and adjusted EBITDA margin were driven by weakness in our data service offering due to the recession, which resulted in a $10.9 million decline in adjusted EBITDA. This decrease was offset in part by a 16.5% increase in adjusted EBITDA from the largest service offerings (marketing database services, analytical services, and interactive communications).

•

Private Label Services. Adjusted EBITDA decreased $5.4 million, or 6.2%, to $82.0 million for the nine months ended September 30, 2009. Adjusted EBITDA margin declined to 29.2% for the nine months ended September 30, 2009 compared to 30.7% in the same period in 2008. Adjusted EBITDA and adjusted EBITDA margin were negatively impacted by the decrease in servicing revenue as previously described and an increase in operating expenses of $1.3 million.

•

Private Label Credit. Adjusted EBITDA decreased $72.3 million, or 34.3%, to $138.1 million for the nine months ended September 30, 2009. Adjusted EBITDA margin decreased to 27.2% for the nine months ended September 30, 2009 as compared to 36.3% for the comparable period in 2008. Both adjusted EBITDA and adjusted EBITDA margin were negatively impacted by the decline in revenue as previously described.

•

Corporate/Other. Adjusted EBITDA decreased $1.5 million, or 4.2%, to a loss of $36.2 million for the nine months ended September 30, 2009. This decrease was the result of information technology costs incurred to support the transition services provided to the acquirers of the merchant services and utility services businesses. Prior to their sale, such costs had been allocated to the respective businesses.

Stock compensation expense. Stock compensation expense increased $12.1 million, or 38.7%, to $43.3 million for the nine months ended September 30, 2009. The increase is the result of the issuance of restricted stock toward the end of the second quarter of 2008, which increased expense by $11.5 million for the nine months ended September 30, 2009.

Depreciation and Amortization. Depreciation and amortization decreased $11.7 million, or 11.4%, to $91.6 million for the nine months ended September 30, 2009 primarily due to a $6.9 million decrease in depreciation and other amortization and a $4.8 million decrease in amortization of purchased intangibles as certain assets became fully amortized.

Merger and other costs. Merger and other costs decreased $4.4 million to $3.9 million for the nine months ended September 30, 2009 from $8.3 million in the comparable period of 2008. During the nine months ended September 30, 2009, we incurred approximately $4.4 million in compensation charges related to the departure of certain executives and approximately $0.2 million of legal costs associated with the termination of our merger with an affiliate of The Blackstone Group. These costs were offset in part by a reimbursement from our insurer in the amount of $(0.7) million related to payments made to settle certain shareholder litigation associated with the proposed merger. During the nine months ended September 30, 2008, we incurred approximately $2.3 million of costs associated with the proposed merger including a $(3.0) million reimbursement of costs incurred by us related to the Blackstone entities’ financing of the proposed merger. In addition, during the nine months ended September 30, 2008, we incurred $6.0 million in compensation charges related to the severance of certain employees and other non-routine costs.

Loss on the sale of assets. In March 2008, we incurred a loss of $1.1 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business.

Operating Income. Operating income decreased $73.3 million, or 20.8%, to $279.2 million for the nine months ended September 30, 2009 from $352.6 million for the comparable period in 2008. Operating income decreased due to the revenue and expense factors discussed above.

Interest Expense, net. Interest expense, net increased $50.9 million, or 93.5%, to $105.2 million for the nine months ended September 30, 2009 from $54.4 million for the comparable period in 2008. The increase in interest expense was the result of additional interest expense of $43.9 million associated with our convertible senior notes due 2013 and 2014 which were issued in July 2008 and June 2009, respectively. Interest expense on certificates of deposit increased $11.3 million as a result of higher average balances during the nine months ended September 30, 2009 than during the comparable period in 2008 and interest expense from the amortization of debt issuance costs increased $4.2 million. These increases were offset in part by decreases in interest expense on our credit facilities and senior notes of $15.5 million as a result of lower interest rates on our line of credit and the repayment of $250.0 million aggregate principal amount of 6.00% Series A senior notes in May 2009. Interest income decreased $7.2 million due to lower average balances of our short term cash investments, as well as a decrease in the yield earned on those short term cash investments.

Taxes. Income tax expense decreased $58.8 million to $55.8 million for the nine months ended September 30, 2009 from $114.6 million for the comparable period in 2008 due to a decrease in taxable income combined with a decrease in our effective tax rate to 32.1% for the nine months ended September 30, 2009 from 38.4% for the comparable period in 2008. During the nine months ended September 30, 2009, we recognized an $11.7 million tax benefit related to previously established tax reserves to cover various uncertain tax positions, including the potential impact related to the timing of certain taxable income recognition. Based on a recent United States Tax Court decision, statute of limitations expirations, and other factors, the uncertainty around this taxable income recognition has been removed and, as such, the related reserve, associated with accrued interest, is no longer required.

Discontinued Operations

In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. These businesses have been reported as a discontinued operation in our unaudited condensed consolidated financial statements. On an after tax basis, losses from discontinued operations decreased $7.4 million to $15.1 million for the nine months ended September 30, 2009 from $22.5 million in the comparable period in 2008. The loss recorded for the nine months ended September 30, 2009 was the result of an $18.0 million pre-tax loss recognized in connection with the sale of the remaining portion of our utility services business in February 2009. The loss recorded for the comparable period in 2008 resulted from the sale of the core portion of our utility services business, offset in part by a gain attributable to the sale of our merchant services business in May 2008. The sale of the remainder of the utility services business in February 2009 completed the disposition plan.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At September 30, 2009, 62.1% of our managed accounts with balances and 60.4% of managed receivables were for accounts with origination dates greater than 24 months old. At September 30, 2008, 61.2% of managed accounts with balances and 61.4% of receivables were for managed accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our managed credit card portfolio:

	September 30, 2009	% of total	December 31, 2008	% of total
	(In thousands, except percentages)
Receivables outstanding	$4,380,894	100%	$4,531,442	100%
Receivables balances contractually delinquent:
31 to 60 days	90,596	2.1	84,221	1.9
61 to 90 days	67,851	1.5	59,001	1.3
91 or more days	145,235	3.3	127,143	2.8

Total	$303,682	6.9%	$270,365	6.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Average managed receivables	$4,301,211	$3,840,184	$4,262,720	$3,859,454
Net charge-offs	101,303	66,864	298,978	198,722
Net charge-offs as a percentage of average managed receivables (annualized)	9.4%	7.0%	9.4%	6.9%

See Note 6, “Securitization of Credit Card Receivables,” of our unaudited condensed consolidated financial statements for additional information related to the securitization of our credit card receivables.

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

We generated cash flow from operating activities of $306.1 million for the nine months ended September 30, 2009 as compared to $578.4 million for the comparable period in 2008. Cash flows in the nine months ended September 30, 2008 were impacted by an increase in deferred revenue related to a change in contractual terms with BMO Bank of Montreal. In May 2008, we assumed BMO Bank of Montreal’s liability for the cost of redemptions for their outstanding AIR MILES reward miles, for which we received $369.9 million in cash.

We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $378.9 million for the nine months ended September 30, 2009 compared to $175.6 million for the comparable period in 2008. Significant components of investing activities are as follows:

•

Redemption Settlement Assets. Cash provided by redemption settlement assets was $29.7 million for the nine months ended September 30, 2009 compared to investments in redemption settlement assets of $362.4 million for the comparable period in 2008. In connection with the May 2008 transaction with BMO Bank of Montreal, we received $369.9 million in cash to assume their liability for the redemption of outstanding AIR MILES reward miles they previously issued, which we placed in our redemption settlement asset account.

•

Securitizations and Receivables Funding. We generally fund all private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of September 30, 2009, we had over $3.8 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiaries, World Financial Network National Bank (“WFNNB”) and World Financial Capital Bank (“WFCB”). Net securitization and credit card receivable activity used cash flows of $316.6 million for the nine months ended September 30, 2009 compared to $12.9 million in the comparable period in 2008. In addition, for the nine months ended September 30, 2009, we also generated $91.9 million of proceeds from the sale of credit card receivable portfolios to the securitization trusts. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2009 were $39.7 million compared to $37.1 million for the comparable period in 2008. We anticipate capital expenditures to be approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash provided by financing activities was $354.8 million for the nine months ended September 30, 2009 as compared to cash used by financing activities of $281.6 million for the comparable period in 2008. Our financing activities during the nine months ended September 30, 2009 relate primarily to borrowings and repayments of debt and certificates of deposit, proceeds from the issuance of our convertible senior notes due 2014, proceeds from the issuance of warrants, payments made for convertible note hedges and repurchases of our common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include: securitization program, certificates of deposit issued by WFNNB and WFCB, our credit facility and issuances of equity securities.

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

Securitization Program and Off-Balance Sheet Transactions. Since January 1996, we have sold a majority of the credit card receivables originated by WFNNB to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III (the “WFN Trusts”) as part of our securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by WFCB, selling them to World Financial Capital Credit Company, LLC which in turn sold them to World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). These securitization programs are the primary vehicle through which we finance WFNNB’s and WFCB’s credit card receivables.

Historically, we have used both public and private asset-backed securities term transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by WFNNB and WFCB. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all. Due to recent market events, the asset-backed securitization market has not been available at historical volumes and pricing levels and it is difficult to predict if, or when, asset-backed securitization markets will return to their historical capacity and pricing levels with or without the support of government programs.

As of September 30, 2009, the WFN Trusts and the WFC Trust had approximately $3.8 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts.

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

In August 2009, World Financial Network Credit Card Master Note Trust issued $949.3 million of term asset-backed securities to investors, including those participating in the U.S. government’s TALF program. The offering consisted of $500.0 million of Series 2009-B asset-backed notes, $139.2 million of Series 2009-C asset-backed notes, and $310.1 million of Series 2009-D asset-backed notes, which mature in July 2012, July 2010, and July 2013, respectively. We retained $118.7 million of Class C zero-coupon bonds in connection with this transaction. See Note 6, “Securitization of Credit Card Receivables,” of our unaudited condensed consolidated financial statements for additional information.

In September 2009, we renewed World Financial Network Credit Card Master Note Trust’s 2009-VFN conduit facility, increasing its capacity from $1.3 billion to $1.5 billion and extending its maturity.

In September 2009, we renewed World Financial Capital Master Note Trust’s 2009-VFN conduit facility, increasing its capacity from $167.1 million to $200.0 million and extending its maturity.

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, WFNNB and WFCB. WFNNB and WFCB issue certificates of deposit in denominations of $100,000 in various maturities ranging between 6 months and 5 years and with effective annual fixed rates ranging from 0.8% to 5.7%. As of September 30, 2009, we had $1.2 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility. As of September 30, 2009, borrowings under the credit facility were $525.0 million with a weighted-average interest rate of 0.8%. Total availability under the credit facility at September 30, 2009 was approximately $225.0 million. The credit facility is unsecured and matures in March 2012. We utilize our credit facility and excess cash flows from operations to fund working capital, capital expenditures, and our stock repurchase program. We were in compliance with the covenants under our credit facility as of September 30, 2009.

Term Loan. In May 2009, we entered into a term loan agreement with Bank of Montreal, as administrative agent, and various other agents and banks. At September 30, 2009, borrowings under the term loan were $161.0 million with a weighted-average interest rate of 3.3%. The amounts borrowed under the term loan were used, together with other funds, to repay our $250.0 million aggregate principal amount of 6.00% Series A notes due May 16, 2009.

The term loan contains usual and customary negative covenants for transactions of this type and requires us to satisfy certain financial covenants. The term loan is unsecured and matures in March 2012, with principal payments of 5.0% of the aggregate principal amount of the loans outstanding to be made on the last day of each fiscal quarter commencing June 30, 2010. As of September 30, 2009, we were in compliance with these covenants.

See Note 7, “Debt,” of our unaudited condensed consolidated financial statements for additional information.

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

Concurrently with the pricing of the convertible senior notes due 2014 and the exercise of the over-allotment option, we entered into convertible note hedge transactions with respect to our common stock, which cover, subject to customary anti-dilution adjustments, approximately 7.3 million shares of our common stock at an initial strike price equal to the initial conversion price of the convertible senior notes due 2014. Separately, but also concurrently with the pricing of the convertible senior notes due 2014 and the exercise of the over-allotment option, we entered into warrant transactions whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 7.3 million shares of our common stock at an initial strike price of approximately $70.54. The cost of the convertible note hedges, reduced by the proceeds to us from the sale of the convertible note warrants, was approximately $50.7 million. They are being accounted for as equity instruments and are included in additional paid-in capital in the unaudited condensed consolidated balance sheet at September 30, 2009.

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

See Note 7, “Debt,” of our unaudited condensed consolidated financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include off-balance sheet risk, interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2008 related to our exposure to market risk from off-balance sheet risk, credit risk, and redemption reward risk. We are presenting interest rate risk to reflect the changes since December 31, 2008 in both our on- and off-balance sheet borrowing activities and foreign currency exchange rate risk to reflect changes since December 31, 2008 in the Canadian exchange rate.

Interest Rate Risk

Interest rate risk affects us directly in our lending and borrowing activities. Our total interest expense incurred was approximately $227.7 million for the nine months ended September 30, 2009, which includes both on- and off-balance sheet transactions. Of this total, $106.6 million of the interest expense for nine months ended September 30, 2009 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At September 30, 2009, we had $6.6 billion of debt, including $3.6 billion of off-balance sheet debt from our securitization programs.

	As of September 30, 2009
	Fixed Rate	Variable Rate	Total
	(In millions)
Off-balance sheet	$3,026.0	$553.8	$3,579.8
On-balance sheet	1,125.9	1,865.9	2,991.8

Total	$4,151.9	$2,419.7	$6,571.6

At September 30, 2009, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 3.4% through interest rate swap agreements.

At September 30, 2009, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted-average interest rate of 9.8%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. For the nine months ended September 30, 2009, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $22.7 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

Foreign Currency Exchange Rate Risk

We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollars through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $11.6 million for the nine months ended September 30, 2009. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

Item 4.	Controls and Procedures.

Evaluation

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2009 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of 2009, we outsourced the majority of our corporate information technology services to Fujitsu America, Inc. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 or June 30, 2009.

Interest rate increases could significantly reduce the amount we realize from the spread between the yield on our assets and our cost of funding.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total interest incurred was approximately $227.7 million through September 30, 2009, which includes both on- and off-balance sheet transactions. Of this total, $106.6 million of the interest expense for nine months ended September 30, 2009 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes. At September 30, 2009, we had $6.6 billion of debt, including $3.6 billion of off-balance sheet debt from our securitization programs.

	As of September 30, 2009
	Fixed Rate	Variable Rate	Total
	(In millions)
Off-balance sheet	$3,026.0	$553.8	$3,579.8
On-balance sheet	1,125.9	1,865.9	2,991.8

Total	$4,151.9	$2,419.7	$6,571.6

At September 30, 2009, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 3.4% through interest rate swap agreements.

At September 30, 2009, our fixed rate on-balance sheet debt was subject to fixed rates with a weighted-average interest rate of 9.8%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. For the nine months ended September 30, 2009, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $22.7 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions. The foregoing sensitivity analysis is limited to the potential impact of an interest rate increase of 1.0% on cash flows and fair values, and does not address default or credit risk.

As a result of our significant Canadian operations, our reported financial information will be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars.

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollars through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $11.6 million for the nine months ended September 30, 2009. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

Newly issued accounting standards could have a significant impact on the Company, the WFN Trusts, the WFC Trust or our bank subsidiaries.

On June 12, 2009, the FASB issued guidance related to accounting for transfers of financial assets and the consolidation of variable interest entities. The new accounting standards are effective for annual periods beginning after November 15, 2009, with earlier application prohibited.

Currently, significant portions of the credit card receivables originated by World Financial Network National Bank (“WFNNB”) or World Financial Capital Bank (“WFCB”) and ultimately sold to the WFN Trusts or the WFC Trust, which are Qualifying Special Purpose Entities (“QSPEs”), as part of our securitization program are exempt from consolidation on the balance sheet of WFNNB, WFCB or any of their affiliates, including us.

The new guidance amends the accounting for transfers of financial assets to QSPEs and thus will impact the accounting for our securitization program. Furthermore, under the new guidance, the WFN Trusts and the WFC Trust will no longer be exempt from consolidation. This new guidance requires an initial evaluation as well as an ongoing assessment of our involvement with the operations of the WFN Trusts and the WFC Trust and our rights or obligations to receive benefits or absorb losses of these securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of WFNNB, WFCB or their affiliates, including us. The assessment under this guidance is expected to result in the consolidation of the securitization trusts on the balance sheet of WFNNB, WFCB or their affiliates, including us beginning January 1, 2010.

Consolidation of the securitization trusts will have a significant impact on our consolidated financial statements. With the addition of the securitized credit card receivables to their balance sheets resulting from the accounting change, under existing regulatory capital requirements, WFNNB and WFCB’s required capital may increase. In addition, if WFNNB or WFCB were to fall below the well-capitalized levels, it may have an adverse impact on their liquidity and cost of funds, as well as limiting their ability to issue brokered deposits. Covenants in our credit facilities and senior note purchase agreement also require that we cause our bank subsidiaries to be classified as “well-capitalized” at all times. It is not clear at this time how the new accounting will be implemented, how regulatory authorities will respond or how our bank subsidiaries or we will be affected. It is possible that the implementation of these new accounting standards will have an adverse impact on WFNNB, WFCB or their affiliates, including us.

Our bank subsidiaries are subject to extensive federal regulation that may require us to make capital contributions to them, and that may restrict the ability of these subsidiaries to make cash available to us.

Federal and state laws and regulations extensively regulate the operations of our credit card services bank subsidiary, WFNNB, as well as our industrial bank, WFCB. Many of these laws and regulations are intended to maintain the safety and soundness of WFNNB and WFCB, and they impose significant restraints on them to which other non-regulated entities are not subject. As a national bank, WFNNB is subject to overlapping supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the

Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC. As an industrial bank, WFCB is subject to overlapping supervision by the FDIC and the State of Utah. WFNNB and WFCB must maintain minimum amounts of regulatory capital. If WFNNB and WFCB do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. WFCB, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. WFNNB must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. As part of a portfolio acquisition in 2003 by WFNNB, which required approval by the OCC, the OCC required WFNNB to enter into an operating agreement with it (the “2003 Operating Agreement”) and a capital adequacy and liquidity maintenance agreement with us (the “2003 CALMA”). The 2003 Operating Agreement required WFNNB to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. On August 14, 2009, we entered into a revised operating agreement with WFNNB and the OCC (the “2009 Operating Agreement”), which required us to enter into both a new capital adequacy and liquidity maintenance agreement (the “2009 CALMA”) and a capital and liquidity support agreement (the “2009 CALSA”) with WFNNB. The 2009 Operating Agreement has not required any changes in WFNNB’s operations. The 2009 CALMA and 2009 CALSA memorialize our current obligations to ensure that WFNNB remains in compliance with its minimum capital requirements. If either WFNNB or WFCB were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could impair our ability to service our indebtedness.

Before WFNNB can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, WFNNB may pay dividends only to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, WFNNB must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that WFNNB is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, that regulatory authority may require, after notice and hearing, that WFNNB cease and desist from the unsafe practice. To pay any dividend, WFCB must also maintain adequate capital above regulatory guidelines. Accordingly, neither WFNNB nor WFCB may be able to make any of its cash or other assets available to us, including servicing our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2008, we announced that our Board of Directors authorized a stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 2009, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(In millions)
During 2009:
July 1-31	591,659	$43.76	589,927	$380.3
August 1-31	1,073,814	56.53	1,072,100	319.7
September 1-30	278,812	59.79	277,170	303.2

Total	1,944,285	$53.11	1,939,197	$303.2

(1)

During the period represented by the table, the administrator of our 401(k) and Retirement Saving Plan purchased 5,088 shares of our common stock for the benefit of the employees who participated in that portion of the plan. In June 2009, under the terms of prepaid forward contracts, we purchased 1,857,400 shares of our common stock to be delivered over a settlement period in 2014, for approximately $74.9 million. See Note 7, “Debt,” of our unaudited condensed consolidated financial statements for additional information.

(2)

On July 30, 2008, we announced that our Board of Directors authorized a stock repurchase program to acquire up to an additional $1.3 billion of our outstanding common stock through December 31, 2009, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

+10.1	Separation Agreement and General Release of Claims by and between Dwayne Tucker and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on August 18, 2009, File No. 001-15749).

10.2	Capital Assurance and Liquidity Maintenance Agreement, dated as of August 14, 2009, by and between World Financial Network National Bank and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on September 17, 2009, File No. 001-15749).

10.3	Capital and Liquidity Support Agreement, dated as of August 14, 2009, by and among the Office of the Comptroller of the Currency, World Financial Network National Bank and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on September 17, 2009, File No. 001-15749).

10.4	Series 2009-B Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.5	Series 2009-C Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.6	Series 2009-D Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

Exhibit No.	Description
10.7	Third Amended and Restated Service Agreement, dated as of May 15, 2008, between World Financial Network National Bank and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

+*10.8	Amendment Number One to Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

Date: November 9, 2009

By:	/s/ MICHAEL D. KUBIC
Michael D. Kubic
Senior Vice President, Interim Chief Financial Officer, Corporate Controller, and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

+10.1	Separation Agreement and General Release of Claims by and between Dwayne Tucker and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on August 18, 2009, File No. 001-15749).

10.2	Capital Assurance and Liquidity Maintenance Agreement, dated as of August 14, 2009, by and between World Financial Network National Bank and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on September 17, 2009, File No. 001-15749).

10.3	Capital and Liquidity Support Agreement, dated as of August 14, 2009, by and among the Office of the Comptroller of the Currency, World Financial Network National Bank and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on September 17, 2009, File No. 001-15749).

10.4	Series 2009-B Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.5	Series 2009-C Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.6	Series 2009-D Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

Exhibit No.	Description
10.7	Third Amended and Restated Service Agreement, dated as of May 15, 2008, between World Financial Network National Bank and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

+*10.8	Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement