Form 10-K
period 2009-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2010-03-01
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, 53,647,232 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $2.2 billion (based upon the closing price on the New York Stock Exchange on June 30, 2009 of $41.19 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

As of February 25, 2010, 52,553,789 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2010 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

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

Our Company

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through a variety of consumer marketing channels, including in-store, on-line, catalog, mail and telephone. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift marketing resources away from traditional mass marketing toward more targeted marketing programs that provide measurable returns on marketing investments.

Our client base of more than 800 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Hilton, Bank of America, Victoria’s Secret, Canada Safeway, Shell Canada, Pottery Barn, Ann Taylor and J. Crew. Our client base is diversified across a broad range of end-markets, including, among others, financial services, specialty retail, grocery and drugstore chains, petroleum retail, technology, hospitality and travel, media and pharmaceuticals. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

We continue to execute on our growth strategy by securing new clients and renewing and expanding relationships with existing clients. Key activities for 2009 included:

Private Label Credit and Services. In 2009, we entered into a new agreement for private label credit card services with Haband. We completed the conversion of the acquired private label credit card portfolio of HSN and began providing private label and co-brand credit card services. We signed an agreement with specialty retailer Big M, Inc. to acquire its existing portfolio and provide private label credit card services. We signed a long-term agreement with Charming Shoppes, Inc. to acquire their credit card files and service center operations associated with their card programs and assumed operation of the private label credit card programs. We signed a multi-year agreement with Pacific Dental Services to provide patient financing and marketing services for dental and orthodontic procedures performed in affiliated dental practices. We renewed our agreements with Pacific Sunwear of California and Tween Brands, which included expanded services to their Justice branded stores.

Epsilon Marketing Services. In 2009, we signed a new multi-year agreement with San-Francisco-based Visa to develop, host and operate Visa’s next-generation loyalty program for its issuers. In 2009, we signed America’s Gardening Resource, a manufacturer and retailer of gardening products, to build and maintain its customer marketing database. Additionally, we signed 19 new clients for permission-based email and digital services, including Scott Trade, TCF Bank and Air China.

We further expanded our relationships with several key clients, including AstraZeneca to provide comprehensive database and permission-based email marketing solutions; R.J. Reynolds to host its consumer database and support its consumer communication programs; and Capital One Financial Corporation to support its customer loyalty program. Lastly, we renewed relationships with long-time clients National Geographic Society to continue to provide database hosting and marketing services; Reed Business Information US to provide permission-based email marketing services; and KeyCorp to provide direct marketing services.

Loyalty Services. In 2009, we expanded our relationship with rewards supplier Best Western International, Inc. as a new sponsor in the AIR MILES® Reward Program. We completed significant renewals with several of our key sponsors including Shell Canada Products and Goodyear Canada. In 2009, our largest sponsor, Bank of Montreal, significantly expanded their commitment to the AIR MILES Reward Program through enhancements made to their credit card programs that allow collectors to earn double AIR MILES reward miles.

We expanded our global reach by acquiring a 29 percent interest in CBSM – Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz loyalty program. Founded in 2000, dotz is a Brazilian-based loyalty program with more than 200,000 active participants, 50 online sponsors and a rewards catalog featuring more than 6,000 products and services.

In February 2009, we completed the sale of the remainder of our utilities services business. In November 2009, we terminated operations of our credit program for web and catalog retailer VENUE.

Our corporate headquarters are located at 17655 Waterview Parkway, Dallas, Texas 75252, and our telephone number is 972-348-5100. We have signed a new lease and expect to move our corporate headquarters to 7500 Dallas Parkway, Suite 800, Plano, Texas 75024 in the third quarter of 2010.

Our Market Opportunity and Growth Strategy

We intend to enhance our position as a leading provider of targeted, data-driven and transaction-based marketing and loyalty solutions and to continue our growth in revenue and earnings by pursuing the following strategies:

•

Capitalize on our Leadership in Targeted and Data-Driven Consumer Marketing. We intend to continue to capitalize on the ongoing shift away from traditional mass marketing campaigns to targeted and data-driven marketing programs with measurable return on investment. As consumer companies initiate or expand their targeted and transaction-based marketing strategies, we believe we are well-positioned to acquire new clients and sell additional services to existing clients based on our extensive experience in capturing and analyzing our clients’ customer transaction data to develop targeted marketing programs. We believe our comprehensive portfolio of high-quality targeted marketing and loyalty solutions provides a competitive advantage over peers with more limited service offerings. We seek to extend our leadership position in the transaction-based and targeted marketing services sector by continuing to improve the breadth and quality of our products and services. We also intend to enhance our leadership position in loyalty programs by expanding the scope of the AIR MILES Reward Program and by continuing to develop stand-alone loyalty programs such as the Hilton HHonors® Program and the Citi Thank You® Network. We believe that building on our market leadership will enable us to benefit from the anticipated growth in demand for targeted marketing strategies.

•

Sell More Fully Integrated End-to-End Marketing Solutions. In our Epsilon Marketing Services segment, we have assembled what we believe is the industry’s most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications. We are able to offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of which do not currently purchase the full suite of services we offer. In addition, we further intend to integrate our product and service offerings across our segments so that we can provide clients in a broad range of industries with a comprehensive portfolio of targeted marketing solutions, including both coalition and individual loyalty programs, private label retail credit card programs and other transaction-based marketing solutions. By selling integrated solutions within and across our segments and our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.

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

Products and Services

Our products and services are reported under four segments—Loyalty Services, Epsilon Marketing Services, Private Label Services, and Private Label Credit. We have traditionally marketed and sold our products and services on a stand-alone basis but increasingly market and sell them on an integrated basis. Our products and services are listed below. Financial information about our segments and geographic areas appears in Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements.

Segment	Products and Services
Loyalty Services	• AIR MILES Reward Program

Epsilon Marketing Services	• Marketing Services
—Marketing database services
—Analytical services
—Strategic consulting and creative services
—Proprietary data services
—Digital communications

Private Label Services	• Processing Services
—New account processing
—Billing and payment processing
—Remittance processing
—Customer care

• Marketing Services

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

Our AIR MILES Reward Program is the largest coalition loyalty program in Canada, with over 120 sponsors participating in the program. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop within a range of retailers and other sponsors participating in the AIR MILES Reward Program. These AIR MILES reward miles can be redeemed by our collectors for travel or other awards. We believe that one of the reasons our AIR MILES Reward Program is so popular, as evidenced by the approximately 70% participation rate for Canadian households, is that it allows consumers to rapidly accumulate AIR MILES reward miles across a significant portion of their day-to-day spending. The three primary parties involved in our AIR MILES Reward Program are: sponsors, collectors and suppliers, each of which is described below.

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

Collectors. Collectors earn AIR MILES reward miles at thousands of retail and service locations in addition to the many locations where collectors can use certain cards issued by Bank of Montreal and Amex Bank of Canada to earn AIR MILES reward miles. The AIR MILES Reward Program offers a reward structure that provides a quick, easy and free way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards through their day-to-day shopping at participating sponsors.

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

Digital Communications. We provide strategic, permission-based email communication solutions and marketing technologies. Our end-to-end suite of industry specific products and services includes scalable email campaign technology, delivery optimization, marketing automation tools, turnkey integration solutions, strategic consulting and creative expertise to produce email programs that generate measurable results throughout the customer lifecycle.

Private Label Services

Our Private Label Services segment assists some of the best known retailers in extending their brand with a private label and/or co-brand credit account that can be used by customers at the clients’ store locations, or through on-line or catalog purchases. Our co-brand credit accounts can also be used by customers outside of our clients’ store locations. Our clients include Victoria’s Secret, Ann Taylor, Eddie Bauer, Pottery Barn, Pac Sun and The Buckle. We provide service and maintenance to our clients’ private label credit and co-brand credit programs and assist our clients in acquiring, retaining and managing valuable repeat customers. Our Private Label Services segment performs processing services for our Private Label Credit segment in connection with that segment’s private label credit and co-brand programs. These inter-segment services accounted for approximately 96.7% of Private Label Services’ revenue for the year ended December 31, 2009. We have developed a proprietary credit system designed specifically for retailers that has the flexibility to be customized to accommodate our clients’ specific needs. We have also built into the system marketing tools to assist our clients in increasing sales. We use our Quick Credit and On-Line Prescreen products to originate new private label and co-brand credit accounts. We believe that these products provide an effective marketing advantage over competing services.

We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills on-line. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit receivables that we own or securitize. Our customer care operations are influenced by our retail heritage. We focus our training programs in all areas to achieve the highest possible standards and monitor our performance by conducting surveys with our clients and their customers. Our call centers are equipped to handle phone, mail, fax and on-line inquiries. We also provide collection activities on delinquent accounts to support our private label and co-brand credit programs. Through our integrated marketing services, we design and implement strategies that increase the loyalty and purchasing behavior of cardholders. Our card programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our clients’ marketing activities. We use multi-channel marketing communication tools, including permission-based email, mobile messaging and direct mail to reach our clients’ customers.

Private Label Credit

Our Private Label Credit segment provides risk management solutions, account origination and funding services for our more than 100 private label and co-brand retail credit card programs. Through these programs, at December 31, 2009, we managed approximately $5.3 billion in receivables, from over 24.3 million active accounts for the year ended December 31, 2009, with an average balance during that period of approximately $391 for accounts with outstanding balances. We process millions of credit applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new account-holders and establishing their credit limits. These procedures help us segment prospects into narrower ranges within each risk score provided by credit bureaus, allowing us to better evaluate individual credit risk and tailor our risk-based pricing accordingly. Our accountholder base consists primarily of middle- to upper-income individuals, in particular 35 to 49 year-old married females who use our accounts primarily as brand affinity tools rather than pure financing instruments, resulting in lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

Historically, we have used a securitization program as our primary funding vehicle for retail credit receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit accounts to a special purpose entity that then sells them to a master trust. As of December 31, 2009, Limited Brands and Charming Shoppes accounted for approximately 16.5% and 10.5%, respectively, of the receivables in the combined trust portfolios.

Safeguards to Our Business; Disaster and Contingency Planning

We operate, either internally or through third-party service providers, multiple data processing centers to process and store our customer transaction data. Given the significant amount of data that we or our third-party service providers manage, much of which is real-time data to support our clients’ commerce initiatives, we have established redundant capabilities for our data centers. We have a number of safeguards in place that are designed to protect us from data-related risks and in the event of a disaster, to restore our data centers’ systems.

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently have four patent applications pending with the U.S. Patent and Trademark Office and one international application. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending in Argentina, New Zealand, the European Union Community, Peru, Mexico, Venezuela, Brazil, United Kingdom, Australia, China, Hong Kong, Japan, South Korea and Singapore and internationally under the Madrid Protocol in several of the aforementioned countries.

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

Epsilon Marketing Services. Our Epsilon Marketing Services segment generally competes with a variety of niche providers. These competitors’ focus has primarily been on one or two services within the marketing value chain, rather than the full spectrum of data-driven marketing services used for both traditional and on-line advertising and promotional programs. In addition, Epsilon Marketing Services competes against internally developed products and services created by our existing clients and others. We expect competition to intensify as more competitors enter our market. For our targeted direct marketing services offerings, our ability to continue to capture detailed customer transaction data is critical in providing effective customer relationship management strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients’ objective to continually improve their return on marketing investment.

Private Label Services and Private Label Credit. Our Private Label Credit and Private Label Services segments compete primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically these retailers have customers that make more frequent and smaller transactions. As a result, we are able to analyze card-based transaction data we obtain through managing our card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement targeted marketing strategies and to develop successful customer relationship management strategies for our clients. As an issuer of private label retail cards, we compete with other payment methods, primarily general purpose credit cards like Visa and MasterCard, which we also issue primarily as co-branded private label retail cards, American Express and Discover Card, as well as cash, checks and debit cards.

Regulation

Federal and state laws and regulations extensively regulate the operations of our credit card services bank subsidiary, World Financial Network National Bank, or WFNNB, and our industrial bank subsidiary, World Financial Capital Bank, or WFCB. Many of these laws and regulations are intended to maintain the safety and soundness of WFNNB and WFCB, and they impose significant restraints on those companies to which other non-regulated companies are not subject. Because WFNNB is deemed a credit card bank and WFCB is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a national bank, WFNNB is still subject to overlapping supervision by the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC; and, as an industrial bank, WFCB is still subject to overlapping supervision by the FDIC and the State of Utah.

WFNNB and WFCB must maintain minimum amounts of regulatory capital. If WFNNB or WFCB does not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. WFCB, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. WFNNB must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Under the National Bank Act, if the capital stock of WFNNB is impaired by losses or otherwise, we, as the sole shareholder, may be assessed the deficiency. To the extent necessary, if a deficiency in capital still exists, the FDIC may be appointed as a receiver to wind up WFNNB’s affairs.

Before WFNNB can pay dividends to us, it must obtain prior regulatory approval if all dividends declared in any calendar year would exceed its net profits for that year plus its retained net profits for the preceding two calendar years, less any transfers to surplus. In addition, WFNNB may only pay dividends to the extent that retained net profits, including the portion transferred to surplus, exceed bad debts. Moreover, to pay any dividend, WFNNB must maintain adequate capital above regulatory guidelines. Further, if a regulatory authority believes that WFNNB is engaged in or is about to engage in an unsafe or unsound banking practice, which, depending on its financial condition, could include the payment of dividends, that regulatory authority may require, after notice and hearing, that WFNNB also cease and desist from the unsafe practice. To pay any dividend, WFCB must also maintain adequate capital above regulatory guidelines.

As part of a portfolio acquisition in 2003 by WFNNB, which required approval by the OCC, the OCC required WFNNB to enter into an operating agreement with the OCC (the “2003 Operating Agreement”) and a capital adequacy and liquidity maintenance agreement with us (the “2003 CALMA”). The 2003 Operating Agreement required WFNNB to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. In August 2009, we entered into a revised operating agreement with WFNNB and the OCC (the “2009 Operating Agreement”), which required us to enter into both a new capital adequacy and liquidity maintenance agreement (the “2009 CALMA”) and a capital and liquidity support agreement (the “2009 CALSA”) with WFNNB. The 2009 Operating Agreement has not required any changes in WFNNB’s operations. The 2009 CALMA and 2009 CALSA memorialize our current obligations to ensure that WFNNB remains in compliance with its minimum capital requirements.

We are limited under Sections 23A and 23B of the Federal Reserve Act in the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with WFNNB or WFCB, which may have the effect of limiting the extent to which WFNNB or WFCB can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do require that we engage in “covered transactions” with WFNNB or WFCB only on terms and under circumstances that are substantially the same, or at least as favorable to WFNNB or WFCB, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WFNNB or WFCB to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

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

We also were required to develop an initial privacy notice and we are required to provide annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure.

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

Employees

As of December 31, 2009, we had approximately 7,400 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy, for a fee, any document we file or furnish at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our web site. Our web site is www.AllianceData.com. No information from this web site is incorporated by reference herein. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Executives and Chief Executive Officer, and code of ethics for Board Members on our web site. These documents are available free of charge to any stockholder upon request.

Item 1A.	Risk Factors

RISK FACTORS

Risk Factors Related to Our Business

Our 10 largest clients represented 46.6% of our consolidated revenue in 2009 and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 46.6% of our consolidated revenue during the year ended December 31, 2009, with Bank of Montreal representing approximately 16.7% of our 2009 consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue. In addition, our 10 largest clients in the Private Label Services segment and the Private Label Credit segment are the same, and any loss of such clients could have a material adverse effect on our revenue and profitability generated by each of these segments.

Loyalty Services. Loyalty Services represents 30.5% of total revenue. Our 10 largest clients in this segment represented approximately 81.2% of our Loyalty Services revenue in 2009. Bank of Montreal and Canada Safeway represented approximately 45.9% and 10.6%, respectively, of this segment’s revenue for 2009. Our contract with Bank of Montreal expires in 2013 and our contract with Canada Safeway expires in 2010, each subject to automatic renewals at five-year intervals.

Epsilon Marketing Services. Epsilon Marketing Services represents 21.9% of total revenue. Our 10 largest clients in this segment represented approximately 27.4% of our Epsilon Marketing Services revenue in 2009.

Private Label Services. Private Label Services represents 16.9% of total revenue. Our 10 largest clients in this segment represented approximately 71.1% of our Private Label Services revenue for this segment in 2009. Limited Brands and its retail affiliates represented approximately 21.2% of our revenue for this segment in 2009. Our contracts with Limited Brands and its retail affiliates expire in 2012.

Private Label Credit. Private Label Credit represents 29.5% of total revenue. Our 10 largest clients in this segment represented approximately 73.5% of our Private Label Credit revenue for this segment in 2009. Limited Brands and its retail affiliates represented approximately 22.0% of our revenue for this segment in 2009. Our contracts with Limited Brands and its retail affiliates expire in 2012.

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

Recently issued accounting standards could have a significant impact on us, World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (the “WFN Trusts”), World Financial Capital Credit Card Master Note Trust (the “WFC Trust”) or our bank subsidiaries.

On June 12, 2009, the Financial Accounting Standards Board, or FASB, issued guidance related to accounting for transfers of financial assets and the consolidation of variable interest entities. The new accounting standards are effective for annual periods beginning after November 15, 2009, with earlier application prohibited.

Through December 31, 2009, significant portions of the credit card receivables originated by WFNNB or WFCB and ultimately sold to the WFN Trusts or the WFC Trust, which are Qualifying Special Purpose Entities, or QSPEs, as part of our securitization program were exempt from consolidation on the balance sheet of WFNNB, WFCB or any of their affiliates, including us.

The new guidance amends the accounting for transfers of financial assets to QSPEs and thus will impact the accounting for our securitization program. Furthermore, under the new guidance, the WFN Trusts and the WFC Trust will no longer be exempt from consolidation. This new guidance requires an initial evaluation as well as an ongoing assessment of our involvement with the operations of the WFN Trusts and the WFC Trust and our rights or obligations to receive benefits or absorb losses of these securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of WFNNB, WFCB or their affiliates, including us. The assessment under this guidance will result in the consolidation of the securitization trusts on the balance sheet of WFNNB, WFCB or their affiliates, including us, beginning January 1, 2010.

Consolidation of the securitization trusts will have a significant impact on our consolidated financial statements. With the addition of the securitized credit card receivables to their balance sheets resulting from the accounting change, under existing regulatory capital requirements, WFNNB’s and WFCB’s required capital may increase. In addition, if WFNNB or WFCB were to fall below the well-capitalized levels, it may have an adverse impact on their liquidity and cost of funds, as well as limiting their ability to issue brokered deposits. Covenants in our credit facilities and senior note purchase agreement also require that we cause our bank subsidiaries to be classified as “well-capitalized” at all times. It is possible that the implementation of these new accounting standards will have an adverse impact on WFNNB, WFCB or their affiliates, including us.

If we are unable to securitize our credit card receivables due to changes in the market, the unavailability of credit enhancements, an early amortization event or for other reasons, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

Since January 1996, we have sold a majority of the credit card receivables originated by WFNNB to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to the WFN Trusts as part of our securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by WFCB, selling them to World Financial Capital Credit Company, LLC, which in turn sold them to the WFC Trust. These securitization programs are a significant funding vehicle through which we finance WFNNB’s and WFCB’s credit card receivables. If WFNNB or WFCB were not able to regularly securitize the receivables it originates, our ability to fund new credit card receivables and to grow or even maintain our Private Label business would be materially impaired. WFNNB’s and WFCB’s ability to effect securitization transactions is affected by the following factors, some of which are beyond our control:

•	conditions in the securities markets in general and the asset-backed securitization market in particular;

•	interpretation and application of complex regulations and accounting rules, and changes therein;

•	conformity of the quality of credit card receivables to rating agency requirements and changes in that quality or those requirements; and

•	our ability to fund required over-collateralizations or credit enhancements, which we routinely utilize in order to achieve better credit ratings, which lowers our borrowing costs.

Beginning in the second half of 2007 and continuing through 2009, conditions in the securities market in general and the asset-backed securitization market in particular deteriorated significantly. While we were able to complete two public asset-backed securities issuances out of our securitization trusts in April and August 2009 that were eligible under the Federal Reserve’s Term Asset-Backed Securities Loan Facility Program, or TALF, the TALF program is set to expire in March 2010. If these conditions persist, deteriorate further or recur in the future, neither WFNNB nor WFCB may be able to securitize the receivables it originates on terms similar to those it has received historically, or at all. We have $265.4 million of asset-backed notes that will become due in 2010. In addition, we have approximately $2.5 billion in private conduit capacity of which $1.4 billion was outstanding at December 31, 2009 and coming due at various dates in 2010. Our ability to refinance these notes on favorable terms or at all will depend upon our ability to continue to securitize our receivables, which will depend upon the conditions in the securities market at the time, as well as the other factors described above.

Further, while we have capacity to issue new asset-backed securities from our securitization trusts, there has been uncertainty in the securitization market recently over existing FDIC guidance regarding standards for legal isolation of the transferred assets. The FDIC has adopted a “safe harbor” rule stating that, if certain conditions are met, the FDIC will not use its repudiation power to reclaim, recover or recharacterize as property of an FDIC-insured institution any financial assets transferred by that institution in connection with a securitization transaction. WFNNB has structured the issuance of its asset-backed securities with the intention that the transfers of the securitized credit card receivables by WFNNB would have the benefit of this safe harbor rule. Except as described below, the protection of the FDIC safe harbor rule only extends to securitizations that satisfy the conditions for sale accounting treatment (other than the legal isolation condition, since the safe harbor rule was meant to help satisfy that condition). As a result of accounting changes effective as of January 1, 2010, the transfers of receivables by WFNNB ceased to satisfy the conditions for sale accounting treatment. The FDIC has adopted an amendment to the safe harbor rule stating that for transfers of financial assets made on or before March 31, 2010, or, with respect to revolving securitization trusts, for securitizations in which the related beneficial interests were issued on or before March 31, 2010, the protection of the safe harbor rule will continue to apply for the life of the securitization transaction notwithstanding the fact the transaction does not satisfy all conditions for sale accounting treatment under the new accounting rules, provided that the securitization satisfied the conditions (other than the legal isolation condition) for sale accounting treatment under generally accepted accounting principles in effect for reporting periods prior to November 15, 2009, and the other conditions of the safe harbor rule are satisfied. As a result, the accounting changes will not affect the availability of the safe harbor rule for securitization transactions issued by the securitization trusts prior to March 31, 2010. On December 15, 2009, the FDIC issued an Advance Notice of Proposed Rulemaking, which describes the possible future terms of the legal isolation standard. The form that this rule will ultimately take is uncertain at this time, but it may impact our ability and/or desire to issue asset-backed securities in the future. In addition, TALF will expire in March 2010 for credit card asset-backed securities, which could make it more difficult for WFNNB to access the securitization market.

Once WFNNB and WFCB securitize receivables, the agreement governing the transaction contains covenants that address the receivables’ performance and the continued solvency of the retailer where the underlying sales were generated. In the event such a covenant or other similar covenant is breached, an early amortization event could be declared, whereby the trustee for the securitization trust would retain WFNNB’s or WFCB’s interest in the related receivables, along with the excess interest income that would normally be paid to WFNNB or WFCB, until the securitization investors are fully repaid. The occurrence of an early amortization event would significantly limit, or even negate, our ability to securitize additional receivables.

Recent government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position.

In recent years, the U.S. Government enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve Board’s Term Asset Backed Securities Loan Facility and the Federal Deposit

Insurance Corporation’s Temporary Liquidity Guarantee Program. Additionally, the governments of many nations enacted similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. During the period that these programs are in place, we could temporarily benefit from the terms of the programs or from the conditions for participation, relative to other companies that do not participate in the programs we do or other companies could benefit from programs that we are not eligible to, or elect not to, participate in. To the extent that we participate in these programs or other similar programs, there is no assurance that such programs will remain available for sufficient periods of time or on acceptable terms to benefit us, and the expiration of such programs could have unintended adverse effects on us.

Increases in net charge-offs beyond our current estimates could have a negative impact on our operating income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in operating income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our credit card receivables and the average age of our various credit card account portfolios. The average age of our credit card receivables affects the stability of delinquency and loss rates of the portfolio. An older credit card portfolio generally drives a more stable performance in the portfolio. For 2009, our managed receivables net charge-off rate was 9.3% compared to 7.3% and 5.8% for 2008 and 2007, respectively. Our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us.

Interest rate increases could materially adversely affect our earnings.

Interest rate risk affects us directly in our lending and borrowing activities. Our borrowing costs, including off-balance sheet swap payments, were approximately $312.1 million for 2009, which includes both on-and off-balance sheet transactions. Of this total, $146.6 million of the interest expense for 2009 was attributable to on-balance sheet indebtedness and the remainder was attributable to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

For additional information regarding our interest rate risk, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K and any updated information that may be included in “Part I., Item 3. Quantitative and Qualitative Disclosures About Market Risk” or “Item 1A. Risk Factors” of our subsequent Quarterly Reports on Form 10-Q.

We expect growth in our Private Label Credit and Private Label Services segments to result from new and acquired credit card programs whose credit card receivable performance could result in increased portfolio losses and negatively impact our earnings.

We expect an important source of growth in our credit card operations to come from the acquisition of existing credit card programs and initiating credit card programs with retailers who do not currently offer a private label or co-branded retail card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot assure you that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these credit card programs may result in defaults greater than our expectations and could have a materially adverse impact on us and our earnings.

As a result of our significant Canadian operations, our reported financial information will be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars.

We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollars through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $16.6 million for the year ended December 31, 2009. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our credit facility, our note purchase agreement, our indenture governing the convertible senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

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

The hedging activity related to our securitization trusts and our floating rate indebtedness subjects us to counterparty risks relating to the creditworthiness of the commercial banks with whom we enter into hedging transactions.

In order to execute hedging strategies related to the securitization trusts and our floating rate indebtedness, we have entered into interest rate derivative contracts with commercial banks. These banks are otherwise known as counterparties. It is our policy to enter into such contracts with counterparties that are deemed to be creditworthy. However, if macro- or micro-economic events were to negatively impact these banks, the banks might not be able to honor their obligations either to us or to the securitization trusts and we might suffer a direct loss.

We rely on third party vendors to provide products and services. Our profitability could be adversely impacted if they fail to fulfill their obligations.

The failure of our suppliers to deliver products and services in sufficient quantities and in a timely manner could adversely affect our business. If our significant vendors were unable to renew our existing contracts, we might not be able to replace the related product or service at the same cost which would negatively impact our profitability.

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

If actual redemptions are greater than our estimates, our profitability could be adversely affected due to the cost of the excess redemptions. In addition, since we recognize revenue over the estimated life of an AIR MILES reward mile for those AIR MILES reward miles subject to breakage, any significant change in, or failure by management to reasonably estimate, breakage could adversely affect our profitability.

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $35.4 million for the year ended December 31, 2009.

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

Our ability, and that of our third-party service providers, to protect our data centers against damage or inoperability from fire, power loss, telecommunications failure, computer viruses and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data and periodically expand and upgrade our database capabilities. Any damage to our data centers, or those of our third-party service providers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to virus attacks, could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

Current and proposed regulation and legislation relating to our retail credit services could limit our business activities, product offerings and fees charged.

Various federal and state laws and regulations significantly limit the retail credit services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a materially adverse effect on our profitability or further restrict the manner in which we conduct our activities. In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 was enacted, or the CARD Act. The CARD Act, together with its implementing rules, which become effective in 2010, act to limit or modify certain credit card practices and require increased disclosures to consumers. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing, imposition of late fees and two-cycle billing. The CARD Act rules incorporate the substance of the rules previously adopted by the Federal Reserve Board in December 2008 that amended both Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act). Therefore, these prior rules have been withdrawn. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a materially adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

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

Air travel is one of the appeals of the AIR MILES Reward Program to collectors. As a result of airline insolvencies and restructurings, we may experience service disruptions that prevent us from fulfilling collectors’ flight redemption requests. If one of our existing airline suppliers sharply reduces its fleet capacity and route network, we may not be able to satisfy our collectors’ demands for airline tickets. Tickets from other airlines, if available, could be more expensive than a comparable ticket under our current supply agreements with existing suppliers, and the routes offered by the other airlines may be inadequate, inconvenient or undesirable to the redeeming collectors. As a result, we may experience higher air travel redemption costs, and collector satisfaction with the AIR MILES Reward Program might be adversely affected.

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

If our bank subsidiaries fail to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to cease all of our non-banking activities and thus cause a drastic reduction in our profits and revenue.

If either of our depository institution subsidiaries failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates (which exemptions are described below), and if we did not divest such depository institution upon such an occurrence, we would become subject to regulation under the Bank Holding Company Act. This would require us to cease certain of our activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act. One of our depository institution subsidiaries, WFNNB, is a limited-purpose national credit card bank located in Ohio. WFNNB will not be a “bank” as defined under the Bank Holding Company Act so long as it remains in compliance with the following requirements:

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

Our other depository institution subsidiary, WFCB, is a Utah industrial bank that is authorized to do business by the State of Utah and the FDIC. WFCB will not be a “bank” as defined under the Bank Holding Company Act so long as it remains an industrial bank in compliance with the following requirements:

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

Our industrial bank, WFCB, is authorized to do business by the State of Utah and the FDIC. WFCB is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses. If WFCB fails to meet the requirements of the FDIC or the State of Utah, it may be subject to termination as an industrial bank.

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

In 2009, our Private Label Services segment derived approximately 96.7 % of its revenue from servicing cardholder accounts for the Private Label Credit segment. If the Private Label Credit segment suffered a significant client loss, our revenue and profitability attributable to the Private Label Services segment could be materially and adversely affected.

Our Private Label Services segment performs card processing and servicing activities for cardholder accounts generated by our Private Label Credit segment. During 2009, our Private Label Services segment derived $383.5 million, or 96.7%, of its revenues, from these services for our Private Label Credit segment. The financial performance of our Private Label Services segment, therefore, is linked to the activities of our Private Label Credit segment. If the Private Label Credit segment were to lose a significant client, our revenue and profitability attributable to the Private Label Services segment could be materially and adversely affected.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline or delay or prevent our stockholders from receiving a premium over the market price of our common stock that they might otherwise receive.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 25, 2010, we had an aggregate of 101,808,856 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 21,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 4,135,824 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 25, 2010, including options to purchase approximately 2,440,948 shares exercisable as of February 25, 2010 or that will become exercisable within 60 days after February 25, 2010. We have reserved for issuance 1,500,000 shares of our common stock, 909,041 of which remain issuable, under our 401(k) and Retirement Savings Plan. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

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

As of December 31, 2009, we leased approximately 45 general office properties worldwide, comprising over 2.1 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Dallas, Texas	Corporate	230,061	October 31, 2010
Plano, Texas	Corporate	84,262	June 29, 2021
Columbus, Ohio	Corporate, Private Label Credit	199,112	November 30, 2017
Columbus, Ohio	Private Label Services	103,161	January 31, 2014
Westerville, Ohio	Private Label Services	100,800	May 31, 2011
Toronto, Ontario, Canada	Loyalty Services	183,014	September 30, 2017
Toronto, Ontario, Canada	Loyalty Services	16,124	October 31, 2014
New York, New York	Epsilon Marketing Services	50,648	January 31, 2018
Wakefield, Massachusetts	Epsilon Marketing Services	135,518	December 31, 2020
Irving, Texas	Epsilon Marketing Services	150,232	June 30, 2018
Thornton, Colorado	Epsilon Marketing Services	7,148	January 31, 2012
Lafayette, Colorado	Epsilon Marketing Services	80,132	April 30, 2016
Earth City, Missouri	Epsilon Marketing Services	116,783	September 30, 2012

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

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “ADS.” The following table sets forth for the periods indicated the high and low composite per share prices as reported by the NYSE.

	High	Low
Year Ended December 31, 2009
First quarter	$48.71	$22.76
Second quarter	49.69	34.72
Third quarter	65.95	36.30
Fourth quarter	69.09	54.66

Year Ended December 31, 2008
First quarter	$75.00	$39.54
Second quarter	62.50	47.00
Third quarter	67.68	47.54
Fourth quarter	66.15	34.76

Holders

As of February 25, 2010, the closing price of our common stock was $56.08 per share, there were 52,553,789 shares of our common stock outstanding, and there were approximately 35 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

On July 30, 2008, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $1.3 billion of our outstanding common stock through December 2009, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(In millions)
During 2009:
October 1-31	253,402	$57.90	251,768	$288.6
November 1-30	166,849	59.95	163,500	278.8
December 1-31	63,354	60.57	61,800	275.1

Total	483,605	$58.96	477,068	$275.1

(1)	During the period represented by the table, the administrator of our 401(k) and Retirement Saving Plan purchased 6,537 shares of our common stock for the benefit of the employees who participated in that portion of the plan.

(2)	On July 30, 2008, we announced that our Board of Directors authorized a stock repurchase program to acquire up to $1.3 billion of our outstanding common stock through December 31, 2009, subject to any restrictions pursuant to the terms of our credit agreement or otherwise. On January 27, 2010, our Board of Directors authorized a new stock repurchase program to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010, subject to any restrictions under the terms of our credit agreement or otherwise.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under the 2005 Long Term Incentive Plan or the Amended and Restated Employee Stock Purchase Plan:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2,480,690	$36.05	1,391,133	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	2,480,690	$36.05	1,391,133

(1)	Includes 704,245 shares available for future issuance under the Amended and Restated Employee Stock Purchase Plan.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2004, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group selected by us.

The companies in the peer group are Acxiom Corporation, Affiliated Computer Services, Inc., American Express Company, Capital One Financial Corporation, Convergys Corporation, DST Systems, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Harte-Hanks, Inc., MasterCard, Incorporated, Total Systems Services, Inc. and The Western Union Company.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2004 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

	Alliance Data Systems Corporation	S&P 500	Peer Group
December 31, 2004	$100.00	$100.00	$100.00
December 31, 2005	74.98	104.91	104.85
December 31, 2006	131.57	121.48	116.01
December 31, 2007	157.94	128.16	110.32
December 31, 2008	98.00	80.74	59.32
December 31, 2009	136.04	102.11	98.38

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below is derived from audited financial statements. Our financial statements have been presented with our merchant, utility services businesses, and terminated operations of a private label program as discontinued operations. All historical statements have been restated to conform to this presentation.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Income statement data
Total revenue	$1,964,341	$2,025,254	$1,962,159	$1,650,549	$1,232,480
Cost of operations (exclusive of amortization and depreciation disclosed separately below)(1)	1,354,138	1,341,958	1,304,631	1,095,929	833,283
General and administrative(1)	99,823	82,804	80,898	91,815	88,797
Depreciation and other amortization	62,196	68,505	59,688	48,499	40,545
Amortization of purchased intangibles	63,090	67,291	67,323	40,926	23,004
Gain on acquisition of a business	(21,227)	—	—	—	—
Loss on the sale of assets	—	1,052	16,045	—	—
Merger (reimbursements) costs	(1,436)	3,053	12,349	—	—

Total operating expenses	1,556,584	1,564,663	1,540,934	1,277,169	985,629

Operating income	407,757	460,591	421,225	373,380	246,851
Interest expense, net	144,811	80,440	69,381	40,722	13,905

Income from continuing operations before income taxes	262,946	380,151	351,844	332,658	232,946
Provision for income taxes	86,227	147,599	137,403	126,261	86,318

Income from continuing operations	176,719	232,552	214,441	206,397	146,628
Loss from discontinued operations, net of taxes	(32,985)	(26,150)	(50,380)	(16,792)	(7,883)

Net income	$143,734	$206,402	$164,061	$189,605	$138,745

Income from continuing operations per share—basic	$3.17	$3.25	$2.74	$2.59	$1.78
Income from continuing operations per share—diluted	$3.06	$3.16	$2.65	$2.53	$1.73
Net income per share—basic	$2.58	$2.88	$2.09	$2.38	$1.69
Net income per share—diluted	$2.49	$2.80	$2.03	$2.32	$1.64
Weighted average shares used in computing per share amounts—basic	55,765	71,502	78,403	79,735	82,208
Weighted average shares used in computing per share amounts—diluted	57,706	73,640	80,811	81,686	84,637

(1)	Included in general and administrative is stock compensation expense of $24.3 million, $18.9 million, $20.7 million, $15.5 million, and $7.9 million for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively. Included in cost of operations is stock compensation expense of $29.3 million, $29.8 million, $27.6 million, $20.3 million, and $3.0 million, for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Adjusted EBITDA(2)
Adjusted EBITDA	$590,077	$655,229	$632,185	$498,596	$321,361
Other financial data
Cash flows from operating activities	$358,414	$451,019	$571,521	$397,910	$109,081
Cash flows from investing activities	$(888,022)	$(512,518)	$(694,808)	$(472,102)	$(330,951)
Cash flows from financing activities	$570,189	$(20,306)	$197,075	$112,270	$278,579

Segment Operating data
Private label statements generated	130,176	125,197	135,261	135,764	124,836
Credit sales	$7,968,125	$7,242,422	$7,502,947	$7,444,298	$6,582,800
Average managed receivables	$4,359,625	$3,915,658	$3,909,627	$3,640,057	$3,170,485
AIR MILES reward miles issued	4,545,774	4,463,181	4,143,000	3,741,834	3,246,553
AIR MILES reward miles redeemed	3,326,307	3,121,799	2,723,524	2,456,932	2,023,218

(2)	See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance sheet data
Seller’s interest and credit card receivables, net	$913,406	$612,940	$652,434	$569,389	$479,108
Redemption settlement assets, restricted	574,004	531,594	317,053	260,957	260,963
Total assets	5,225,667	4,341,989	4,162,395	3,481,199	2,996,096
Deferred revenue	1,146,146	995,634	828,348	651,506	610,533
Certificates of deposit	1,465,000	688,900	370,400	299,000	379,100
Long-term and other debt, including current maturities	1,782,352	1,491,275	957,650	741,618	452,449
Total liabilities	4,952,891	3,794,691	2,965,429	2,409,666	2,074,989
Total stockholders’ equity	272,776	547,298	1,196,966	1,071,533	921,107

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

AIR MILES Reward Miles Redeemed: Redemptions show that collectors are redeeming AIR MILES reward miles to collect the rewards that are offered through our programs, which is an indicator of the success of the program. We recognize revenue from the redemptions of AIR MILES reward miles by collectors. The revenue related to the redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that we estimate will go unused by the collector base or “breakage.” We currently estimate breakage to be 28% of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of a mile in the periods presented. Our estimated breakage changed from one-third to 28% effective June 1, 2008. See Note 10, “Deferred Revenue,” of the Notes to Consolidated Financial Statements for additional information.

Our AIR MILES Reward Program tends to be resilient during economic swings, because many of our sponsors are in non-discretionary retail categories such as grocery stores, gas stations and pharmacies. Additionally, we target the sponsors’ most loyal customers, who we believe are unlikely to significantly change their spending patterns. We are impacted by changes in the exchange rate between the U.S. dollar and the Canadian dollar.

Epsilon Marketing Services. The Epsilon Marketing Services segment is a leader in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services. Epsilon Marketing Services has over 500 clients, primarily in the financial services, specialty retail, hospitality and pharmaceutical end-markets.

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

The Private Label Credit segment is affected by increased outsourcing in targeted industries. The growing trend of outsourcing private label retail credit card programs leads to increased accounts and balances to finance. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers. Additionally, economic trends can impact this segment. Interest expense is a significant component of operating costs for the securitization trusts.

Corporate/Other. This includes corporate overhead which is not allocated to our segments, as well as all other immaterial businesses.

Year in Review Highlights

Our results for the year ended December 31, 2009 included the following significant agreements and continued selective execution of our acquisition strategy:

•

In January 2009, we announced the signing of a multi-year agreement with HSN, an interactive lifestyle network and retail destination, to provide both co-brand and private label credit card services. In addition, we purchased HSN’s existing private label credit card portfolio in December 2008, with the conversion completed in the first quarter of 2009.

•

In February 2009, we announced that Shell Canada Products, a top-5 AIR MILES Reward Program sponsor and a manufacturer, distributor, and marketer of refined petroleum products in Canada, had signed a multi-year renewal agreement.

•

In February 2009, we announced the signing of a multi-year agreement with America’s Gardening Resource, a manufacturer and retailer of gardening tools, products, and supplies, for Epsilon Marketing Services to build and maintain its customer marketing database.

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

•	In May 2009, we announced that Epsilon Marketing Services added 19 new clients to its permission-based email and digital solutions business during the first quarter of 2009.

•

In May 2009, we announced the signing of a long-term expansion and extension agreement with Tween Brands, a specialty retailer, to continue to provide private label credit card services to its Limited Too / Justice brands.

•	In May 2009, we completed a new three-year term credit facility.

•	In May 2009, we announced the signing of a multi-year extension agreement with National Geographic Society for Epsilon Marketing Services to continue providing database hosting and marketing services.

•	In June 2009, we completed an offering of $345.0 million aggregate principal amount of convertible senior notes due 2014, which included the exercise of an over-allotment option of $45.0 million.

•

In July 2009, we announced an expansion agreement with pharmaceutical company, Astra Zeneca, for Epsilon Marketing Services to provide comprehensive database and permission-based email marketing solutions.

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

•

In September 2009, we announced a multi-year extension agreement with Reed Business Information US, a business-to-business information provider, for Epsilon Marketing Services to continue providing permission-based email marketing services.

•

In September 2009, we announced a multi-year agreement with business support services provider, Pacific Dental Services to provide patient financing and marketing services via a private label credit card program for dental and orthodontic procedures performed in affiliated dental practices.

•

In September 2009, our private label credit card banking subsidiary, World Financial Network National Bank, completed the renewal of its $1.3 billion conduit facility, increasing its capacity to $1.5 billion and our industrial bank, World Financial Capital Bank, renewed its $167.1 million conduit facility increasing its capacity to $200.0 million.

•	In October 2009, we announced an expansion agreement with tobacco company, R.J. Reynolds, for Epsilon Marketing Services to host its consumer database and support its consumer communication programs.

•	In October 2009, we announced Loyalty Services’ acquisition of a 29 percent interest in CBSM – Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz loyalty program.

•	In November 2009, we announced a new multi-year agreement with Visa for Epsilon Marketing Services to develop, host and operate Visa’s next generation loyalty program for its issuers.

•

In November 2009, we announced an expansion agreement with Best Western International, Inc. as a new sponsor in the AIR MILES Reward Program, building on an existing agreement where Best Western has been a rewards supplier in the AIR MILES Reward Program since 1995.

•	In December 2009, we announced an extension agreement with KeyCorp for Epsilon Marketing Services to continue providing direct marketing services to KeyCorp’s Key Bank.

•	In December 2009, we announced an expansion agreement with Capital One Financial Corporation for Epsilon Marketing Services to support its customer loyalty program.

Discussion of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting policies that are described in the Notes to Consolidated Financial Statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The most critical accounting policies and estimates are described below.

Securitization of credit card receivables. We utilize a securitization program to finance a majority of the credit card receivables that we underwrite. We use our off-balance sheet securitization program to lower our cost of funds and more efficiently use capital. In a securitization transaction, we sell credit card receivables originated by our Private Label Credit segment to a trust and retain servicing rights to those receivables, an equity interest in the trust, an interest in the receivables and retained interests in our subordinated notes. Our securitization trusts allow us to sell credit card receivables to the trusts on a daily basis. The securitization trusts are deemed to be QSPEs under GAAP and are appropriately not included in our consolidated financial statements. Our interest in our securitization program is represented on our consolidated balance sheets as seller’s interest (our interest in the receivables) and due from securitizations (our retained interests and credit enhancement components).

The trusts issue bonds in the capital markets and notes in private transactions. The proceeds from the bonds and other debt are used to fund the receivables, while cash collected from cardholders is used to finance new receivables and repay borrowings and related borrowing costs. The excess spread is remitted to us as securitization income.

Our residual interest, often referred to as an interest-only strip, is recorded at fair value. The fair value of our interest-only strip represents the present value of the anticipated cash flows we will receive over the estimated life of the receivables, which ranges from 8.1 months to 12 months. This anticipated excess cash flow consists of the excess of finance charges and past-due fees net of the sum of the return paid to bond and note holders, estimated contractual servicing fees and credit losses. Because there is not a highly liquid market for these assets, we estimate the fair value of the interest-only strip primarily based upon discount, payment and default rates, which is the method we assume that another market participant would use to purchase the interest-only strip. The fair value of the interest-only strip, and the corresponding gain or loss, will be impacted by the estimated excess spread over the following two or three quarters. The excess spread is impacted primarily by finance and late fees collected, net charge-offs and interest rates.

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

If management used different assumptions in estimating the value of the interest-only strip, the impact could have a significant effect on our consolidated financial statements. For example, a 10% change in the net charge-off rate assumption for our securitized credit card receivables could have resulted in a change of approximately $16.5 million in the value of the interest-only strip as of December 31, 2009.

We also retain certain subordinated beneficial interests in our securitized assets, primarily Class M, Class B, Class C and Class D notes issued by the securitization trusts as well as seller’s interest.

Seller’s interest ranks pari passu with investors’ interests in the securitization trusts and is carried on our consolidated financial statements at an allocated carrying amount based on their estimated fair value. Changes in the fair values of our seller’s interest are recorded through securitization income and finance charges, net, in our consolidated statements of income. We determine the fair value of our seller’s interest through discounted cash flow models. The estimated cash flows used include assumptions related to rates of payments and defaults, which reflect economic and other relevant conditions. The discount rate used is based on an interest rate curve that is observable in the market place plus a credit spread. If management used different assumptions in estimating the value of seller’s interest, it could have an impact on our consolidated financial statements. For example a 10% change in the net charge-off rate assumption could have resulted in a decrease of approximately $1.1 million in the value of the seller’s interest as of December 31, 2009.

Our retained interests are classified as available-for-sale investment securities and are carried on our consolidated financial statements at their estimated fair values. Changes in the fair values of these notes are recorded in other comprehensive income within stockholders’ equity. The fair value of these securities are estimated utilizing discounted cash flow models, where the interest and principal payments are discounted at assumed current market rates for the same or comparable transactions. In doing these valuations, management makes certain assumptions about the credit spreads the market participants would demand on the same or similar investments given the currently inactive market for credit card asset-backed securities. Assumed discount rates are derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. If management used different assumptions in estimating the value of our retained interests, it could have an impact on our consolidated financial statements. For example, a 10% change in the discount rate could have resulted in a decrease of approximately $9.8 million in the value of the retained interest as of December 31, 2009.

See Note 7, “Securitization of Credit Card Receivables,” of the Notes to Consolidated Financial Statements for additional information.

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

AIR MILES Reward Program. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received based on issuance is deferred. We allocate the proceeds from issuances of AIR MILES reward miles into two components as follows:

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

We believe that the issuance and redemption of AIR MILES reward miles is influenced by the nature and volume of sponsors, the type of rewards offered, the overall health of the Canadian economy, the nature and extent of AIR MILES Reward Program promotional activity in the marketplace and the extent of competing loyalty programs. Throughout the history of the program, management has and will continue to make changes to the structure of the program that influence the redemption rate, and thus the breakage rate and estimated life of an AIR MILES reward mile. Prior changes to the program have included zone pricing for air travel and new merchandise introductions. These changes are made to the program not only to manage redemption activity but to respond to market conditions as well. Macroeconomic factors, such as the overall health of the Canadian economy, may impact collector behavior and such factors may influence redemption activity intermittently.

Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure.

The estimated life of an AIR MILES reward mile and breakage are actively monitored by management and subject to external influences that may cause actual performance to differ from estimates.

As of December 31, 2009, we had $1,146.1 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 10, “Deferred Revenue,” of the Notes to Consolidated Financial Statements.

Stock-based compensation. On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, FASB Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”

Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share-based payment awards are amortized on a straight-line basis over the awards’ requisite service periods, which are generally the vesting periods.

We used a binomial lattice option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. No options were issued during 2009 or 2008.

See Note 14, “Stock Compensation Plans,” of the Notes to Consolidated Financial Statements for further information regarding the application of ASC 718.

Income Taxes. We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 12, “Income Taxes,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

Accounting Treatment for Off-Balance Sheet Securitizations

In June 2009, the FASB issued guidance codified in ASC 860, “Transfers and Servicing,” related to accounting for transfers of financial assets and ASC 810, “Consolidation,” related to the consolidation of variable interest entities. ASC 860 removes the concept of a QSPE and eliminated the consolidation exception available for QSPEs. ASC 810 requires an initial evaluation as well as an ongoing assessment of the our involvement with the operations of the WFN Trusts and the WFC Trust and our rights or obligations to receive benefits or absorb losses of these securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of WFNNB, WFCB or their affiliates, including us.

The assessment of the WFN Trusts and the WFC Trust under ASC 860 and ASC 810 resulted in the consolidation of the securitization trusts on the balance sheet of WFNNB, WFCB or their affiliates, including us, effective January 1, 2010. Based on the carrying amounts of the trust assets and liabilities as prescribed by ASC 810, we expect to record a $3.4 billion increase in assets, including $0.5 billion to loan loss reserves, an increase in liabilities of $3.7 billion and a $0.4 billion reduction in stockholders’ equity.

After adoption, our results of operations will no longer reflect securitization income, but will instead report interest income, and certain other income associated with all securitized credit card receivables. Net-charge offs associated with credit card receivables will be reflected in our cost of operations. Interest expense associated with debt issued from the trusts to third-party investors will be reported in interest expense. Additionally, after adoption, we will no longer record initial gains on new securitization activity since securitized credit card receivables will no longer receive sale accounting treatment. Further, we will not record any gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because our securitization transactions will be accounted for as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from operating or investing activities.

The banking regulatory agencies issued regulatory capital rules in January 2010 relating to the adoption of the new accounting consolidation standards. These regulatory transition rules permit an optional two-quarter implementation delay, which may be followed by a two-quarter partial (50%) implementation. The effect of these transition rules defers the impact of the newly consolidated trusts to risk-weighted assets and the related risk-based capital requirements. We elected these regulatory capital transition rules for our newly consolidated securitization trusts.

After adoption of the new standards, regulatory capital amounts and ratios are estimated to exceed well capitalized minimum standards. We are prepared to provide capital support, if necessary, to support growth plans. Should support be required, regardless of form, we do not expect that it will require us to raise new capital or limit our stock repurchase program and other growth initiatives.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Income from continuing operations	$176,719	$232,552	$214,441	$206,397	$146,628
Stock compensation expense	53,612	48,734	48,311	35,791	10,961
Provision for income taxes	86,227	147,599	137,403	126,261	86,318
Interest expense, net	144,811	80,440	69,381	40,722	13,905
Loss on the sale of assets	—	1,052	16,045	—	—
Merger and other costs(1)	3,422	9,056	19,593	—	—
Depreciation and other amortization	62,196	68,505	59,688	48,499	40,545
Amortization of purchased intangibles	63,090	67,291	67,323	40,926	23,004

Adjusted EBITDA	$590,077	$655,229	$632,185	$498,596	$321,361

(1)	Represents expenditures directly associated with the proposed merger with an affiliate of The Blackstone Group, compensation charges related to the departure of certain employees related to cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Results of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

	Year Ended December 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$715,091	$755,546	$(40,455)	(5.4)%
Epsilon Marketing Services	514,272	490,998	23,274	4.7
Private Label Services	396,665	382,647	14,018	3.7
Private Label Credit	693,187	750,355	(57,168)	(7.6)
Corporate/Other	28,644	17,337	11,307	65.2
Eliminations	(383,518)	(371,629)	(11,889)	3.2

Total	$1,964,341	$2,025,254	$(60,913)	(3.0)%

Adjusted EBITDA(1):
Loyalty Services	$200,724	$204,895	$(4,171)	(2.0)%
Epsilon Marketing Services	128,253	126,558	1,695	1.3
Private Label Services	120,821	116,010	4,811	4.1
Private Label Credit	194,403	254,173	(59,770)	(23.5)
Corporate/Other	(54,124)	(46,407)	(7,717)	16.6

Total	$590,077	$655,229	$(65,152)	(9.9)%

Stock compensation expense:
Loyalty Services	$12,227	$12,611	$(384)	(3.0)%
Epsilon Marketing Services	8,815	8,853	(38)	(0.4)
Private Label Services	6,585	6,591	(6)	(0.1)
Private Label Credit	1,614	1,788	(174)	(9.7)
Corporate/Other	24,371	18,891	5,480	29.0

Total	$53,612	$48,734	$4,878	10.0%

Depreciation and amortization:
Loyalty Services	$21,772	$29,796	$(8,024)	(26.9)%
Epsilon Marketing Services	69,941	75,481	(5,540)	(7.3)
Private Label Services	9,800	8,832	968	11.0
Private Label Credit	15,356	11,486	3,870	33.7
Corporate/Other	8,417	10,201	(1,784)	(17.5)

Total	$125,286	$135,796	$(10,510)	(7.7)%

Operating income from continuing operations:
Loyalty Services	$166,725	$162,488	$4,237	2.6%
Epsilon Marketing Services	49,497	39,591	9,906	25.0
Private Label Services	104,436	99,152	5,284	5.3
Private Label Credit	177,433	240,899	(63,466)	(26.3)
Corporate/Other	(90,334)	(81,539)	(8,795)	10.8

Total	$407,757	$460,591	$(52,834)	(11.5)%

Adjusted EBITDA margin(2):
Loyalty Services	28.1%	27.1%	1.0%
Epsilon Marketing Services	24.9	25.8	(0.9)
Private Label Services	30.5	30.3	0.2
Private Label Credit	28.0	33.9	(5.9)

Total	30.0%	32.4%	(2.4)%

Segment operating data:
Private label statements generated	130,176	125,197	4,979	4.0%
Credit sales	$7,968,125	$7,242,422	$725,703	10.0%
Average managed receivables	$4,359,625	$3,915,658	$443,967	11.3%
AIR MILES reward miles issued	4,545,774	4,463,181	82,593	1.9%
AIR MILES reward miles redeemed	3,326,307	3,121,799	204,508	6.6%

(1)	Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization.
(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses. For a definition of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

Revenue. Total revenue decreased $60.9 million, or 3.0%, to $1,964.3 million for the year ended December 31, 2009 from $2,025.3 million for the comparable period in 2008 due to the following:

•

Loyalty Services. Revenue decreased $40.5 million, or 5.4%, to $715.1 million for the year ended December 31, 2009. The decrease in revenue for the year was driven by the change in foreign currency exchange rates, which negatively impacted revenue by approximately $46.7 million and by a decrease in database marketing fees. These declines were offset by increases in redemption revenue attributable to a 6.6% increase in AIR MILES reward miles redeemed and issuance revenue of 10.4% attributable to strong AIR MILES reward miles issuances in prior years.

•

Epsilon Marketing Services. Revenue increased $23.3 million, or 4.7%, to $514.3 million for the year ended December 31, 2009. Revenue from the segment’s largest service offerings (marketing database services, analytical services and digital communications) increased as compared to the year ended December 31, 2008 by $22.1 million resulting from additional client signings and existing clients expanding their commitments to loyalty platforms. Additional revenue increases from proprietary data services were offset by a decrease in revenue attributable to the segment’s agency business.

•

Private Label Services. Revenue increased $14.0 million, or 3.7%, to $396.7 million for the year ended December 31, 2009 as a result of increases in servicing revenue of $11.6 million and services enhancement revenue of $1.6 million.

•

Private Label Credit. Revenue decreased $57.2 million, or 7.6%, to $693.2 million for the year ended December 31, 2009. The decrease was due to a decrease in securitization income and finance charges, net, of $76.2 million, resulting from higher credit losses of 200 basis points. The impact of the higher credit losses was in part mitigated by positive trends in portfolio growth of 11.3%, credit sales growth of 10.0%, and an improvement in our cost of funds.

•

Corporate/Other. Revenue increased $11.3 million to $28.6 million for the year ended December 31, 2009 as a result of transition services provided to the acquirers of our merchant services and utility services businesses.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization. Adjusted EBITDA decreased $65.2 million, or 9.9%, to $590.1 million for the year ended December 31, 2009. Adjusted EBITDA margin, which for purposes of the discussion below is equal to adjusted EBITDA divided by revenue, decreased to 30.0% for the year ended December 31, 2009 from 32.4% for the comparable period in 2008. The changes in adjusted EBITDA and adjusted EBITDA margin are due to the following:

•

Loyalty Services. Adjusted EBITDA decreased $4.2 million, or 2.0%, to $200.7 million for the year ended December 31, 2009. Adjusted EBITDA was negatively impacted by the change in foreign exchange rates by approximately $17.7 million. However, the decrease in adjusted EBITDA was partially offset by the growth in redemption and issuance revenue as previously described combined with a lower cost structure achieved through operating leverage. This positively impacted our adjusted EBITDA margin, which increased to 28.1% for the year ended December 31, 2009 as compared to 27.1% for the comparable period in 2008.

•

Epsilon Marketing Services. Adjusted EBITDA increased $1.7 million, or 1.3%, to $128.3 million, while adjusted EBITDA margin declined to 24.9% for the year ended December 31, 2009 compared to 25.8% in the same period in 2008. The increase in adjusted EBITDA was driven by a $9.6 million, or 11.6%, increase in adjusted EBITDA from the largest service offerings (marketing database services, analytical services, and digital communications). Adjusted EBITDA margin and adjusted EBITDA, in part, were negatively impacted by weakness in our data service offering due to the recession, which resulted in an $8.1 million decline in adjusted EBITDA.

•

Private Label Services Adjusted EBITDA increased $4.8 million, or 4.1%, to $120.8 million for the year ended December 31, 2009. Adjusted EBITDA margin increased to 30.5% for the year ended December 31, 2009 compared to 30.3% in the same period in 2008. Adjusted EBITDA and adjusted EBITDA margin were positively impacted by the increases in servicing revenue and services enhancement revenue as previously described, which was offset in part by an increase in operating expenses of $9.2 million.

•

Private Label Credit. Adjusted EBITDA decreased $59.8 million, or 23.5%, to $194.4 million for the year ended December 31, 2009. Adjusted EBITDA margin decreased to 28.0% for the year ended December 31, 2009 as compared to 33.9% for the comparable period in 2008. Both adjusted EBITDA and adjusted EBITDA margin were negatively impacted by the decline in revenue as previously described.

•

Corporate/Other. Adjusted EBITDA decreased $7.7 million, or 16.6%, to a loss of $54.1 million for the year ended December 31, 2009. This decrease was the result of information technology costs incurred to support the transition services provided to the acquirers of the merchant services and utility services businesses. Prior to their sale, such costs had been allocated to the respective businesses.

Stock compensation expense. Stock compensation expense increased $4.9 million, or 10.0%, to $53.6 million for the year ended December 31, 2009. The increase is the result of the issuance of restricted stock in 2009, which increased expense by $7.5 million for the year ended December 31, 2009. The increase in expense as a result of the granting of these awards was offset by a reduction in stock compensation expense resulting from certain awards becoming fully amortized prior to December 31, 2009 and the reversal of stock compensation expense for certain awards no longer expected to vest.

Depreciation and Amortization. Depreciation and amortization decreased $10.5 million, or 7.7%, to $125.3 million for the year ended December 31, 2009, due to a $6.3 million decrease in depreciation and other amortization and a $4.2 million decrease in amortization of purchased intangibles as certain assets became fully amortized.

Merger and other costs. Merger and other costs decreased $5.7 million to $3.4 million for the year ended December 31, 2009 from $9.1 million in the comparable period of 2008. During the year ended December 31, 2009, we incurred approximately $4.9 million in compensation charges related to the departure of certain executives and approximately $0.2 million of legal costs associated with the termination of our proposed merger with an affiliate of The Blackstone Group. These costs were offset in part by the release of a previously established $(1.0) million liability for merger costs and a reimbursement from our insurer in the amount of $(0.7) million related to payments made to settle certain shareholder litigation associated with the proposed merger. During the year ended December 31, 2008, we incurred approximately $3.1 million of costs associated with the proposed merger including an offset of $(3.0) million for reimbursement of costs incurred by us related to the Blackstone entities’ financing of the proposed merger. In addition, during the year ended December 31, 2008, we incurred $6.0 million in compensation charges related to the severance of certain employees and other non-routine costs.

Gain on business combination. In October 2009, we incurred a gain of $21.2 million associated with the assumption of Charming Shoppes’ credit card programs and service center operations and acquisition of the credit card files and certain other assets, which was accounted for as a bargain purchase under ASC 805, “Business Combinations.”

Loss on sale of assets. In March 2008, we incurred an additional loss of $1.1 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business. No additional activity related to the disposition of our mail services business was incurred in 2009.

Operating Income. Operating income decreased $52.8 million, or 11.5%, to $407.8 million for the year ended December 31, 2009 from $460.6 million for the comparable period in 2008. Operating income decreased due to the revenue and expense factors discussed above.

Interest Expense, net. Interest expense, net increased $64.4 million, or 80.0%, to $144.8 million for the year ended December 31, 2009 from $80.4 million for the comparable period in 2008. The increase resulted in part from additional interest expense of $53.4 million associated with our convertible senior notes due 2013 and 2014 which were issued in July 2008 and June 2009, respectively. Interest expense on certificates of deposit increased $12.2 million as a result of higher average balances during the year ended December 31, 2009 than during the comparable period in 2008, and interest expense from the amortization of debt issuance costs increased $4.9 million. These increases were offset in part by decreases in interest expense on our credit facilities and senior notes of $19.3 million as a result of lower interest rates on our line of credit and the repayment of $250.0 million aggregate principal amount of 6.00% Series A senior notes in May 2009. Interest income decreased $13.8 million due to lower average balances of our short term cash investments, as well as a decrease in the yield earned on those short term cash investments.

Taxes. Income tax expense decreased $61.4 million to $86.2 million for the year ended December 31, 2009 from $147.6 million for the comparable period in 2008 due to a decrease in taxable income combined with a decrease in our effective tax rate to 32.8% for the year ended December 31, 2009 from 38.8% for the comparable period in 2008. During the year ended December 31, 2009, we recognized a $9.3 million tax benefit related to a foreign tax credit, a $21.2 million non-taxable gain on business acquistion and an $11.7 million tax benefit related to the reversal of previously established tax reserves to cover various uncertain tax positions, including the potential impact related to the timing of certain taxable income recognition. Based on a recent United States Tax Court decision, statute of limitations expirations and other factors, the uncertainty around this taxable income recognition has been removed and, as such, the related reserve associated with accrued interest is no longer required. The tax benefits were partially offset by $7.4 million tax expense resulting from enacted Ontario tax laws reducing the Ontario tax rate in December 2009.

Loss from discontinued operations. In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. In November 2009, we terminated operations of our credit program for web and catalog retailer VENUE. All of these operations have been reported as discontinued operations in our consolidated financial statements. On an after tax basis, losses from discontinued operations increased $6.8 million to $33.0 million for the year ended December 31, 2009 from $26.2 million in the comparable period in 2008. The loss recorded for the year ended December 31, 2009 was the result of a $19.9 million pre-tax loss recognized in connection with the sale of the remaining portion of our utility services business in February 2009 and $17.5 million in losses related to the termination of the credit program for VENUE. The loss recorded for the comparable period in 2008 resulted from the loss on the sale of the core portion of our utility services business, offset in part by a gain attributable to the sale of our merchant services business in May 2008.

Year ended December 31, 2008 compared to the year ended December 31, 2007

	Year Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Revenue:
Loyalty Services	$755,546	$628,792	$126,754	20.2%
Epsilon Marketing Services	490,998	458,610	32,388	7.1
Private Label Services	382,647	370,832	11,815	3.2
Private Label Credit	750,355	827,952	(77,597)	(9.4)
Corporate/Other	17,337	33,360	(16,023)	(48.0)
Eliminations	(371,629)	(357,387)	(14,242)	4.0

Total	$2,025,254	$1,962,159	$63,095	3.2%

Adjusted EBITDA(1):
Loyalty Services	$204,895	$132,136	$72,759	55.1%
Epsilon Marketing Services	126,558	118,219	8,339	7.1
Private Label Services	116,010	99,084	16,926	17.1
Private Label Credit	254,173	350,079	(95,906)	(27.4)
Corporate/Other	(46,407)	(67,333)	20,926	(31.1)

Total	$655,229	$632,185	$23,044	3.6%

Stock compensation expense:
Loyalty Services	$12,611	$7,353	$5,258	71.5%
Epsilon Marketing Services	8,853	11,380	(2,527)	(22.2)
Private Label Services	6,591	5,613	978	17.4
Private Label Credit	1,788	774	1,014	131.0
Corporate/Other	18,891	23,191	(4,300)	(18.5)

Total	$48,734	$48,311	$423	0.9%

Depreciation and amortization:
Loyalty Services	$29,796	$24,601	$5,195	21.1%
Epsilon Marketing Services	75,481	71,901	3,580	5.0
Private Label Services	8,832	8,429	403	4.8
Private Label Credit	11,486	11,231	255	2.3
Corporate/Other	10,201	10,849	(648)	(6.0)

Total	$135,796	$127,011	$8,785	6.9%

Operating income from continuing operations:
Loyalty Services	$162,488	$100,184	$62,304	62.2%
Epsilon Marketing Services	39,591	34,935	4,656	13.3
Private Label Services	99,152	85,042	14,110	16.6
Private Label Credit	240,899	338,075	(97,176)	(28.7)
Corporate/Other	(81,539)	(137,011)	55,472	(40.5)

Total	$460,591	$421,225	$39,366	9.3%

Adjusted EBITDA margin(2):
Loyalty Services	27.1%	21.0%	6.1%
Epsilon Marketing Services	25.8	25.8	0.0
Private Label Services	30.3	26.7	3.6
Private Label Credit	33.9	42.3	(8.4)

Total	32.4%	32.2%	0.2%

Segment operating data:
Private label statements generated	125,197	135,261	(10,064)	(7.4)%
Credit sales	$7,242,422	$7,502,947	$(260,525)	(3.5)%
Average managed receivables	$3,915,658	$3,909,627	$6,031	0.2%
AIR MILES reward miles issued	4,463,181	4,143,000	320,181	7.7%
AIR MILES reward miles redeemed	3,121,799	2,723,524	398,275	14.6%

(1)	Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization.

(2)	Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses. For a definition of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

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

•

Epsilon Marketing Services. Revenue increased $32.4 million, or 7.1%, to $491.0 million due to an increase of $37.8 million in revenue from strategic database services and digital communications. This increase was generated through a combination of new client signings as well as organic growth as we continued to provide additional services to our existing clients. This growth was partially offset by declines in revenue of $5.4 million related to our data products and our strategic consulting and creative services which were impacted by lower volumes.

•

Private Label Services. Revenue increased $11.8 million, or 3.2%, to $382.6 million due to an increase in servicing revenue of $14.2 million as the impact of the loss of the Lane Bryant portfolio was offset by higher pricing. Additionally, revenue attributable to our marketing programs decreased $2.4 million primarily due to the non-renewal of an expiring contract with an existing client.

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

•

Corporate/Other. Revenue decreased $16.0 million, or 48.0%, to $17.3 million due to the loss of revenue from our mail services business of $31.6 million which was sold on November 7, 2007. This decrease was offset by revenue of $13.8 million for transition services provided to the acquirers of our utility and merchant services businesses.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization. Adjusted EBITDA increased $23.0 million, or 3.6%, to $655.2 million for the year ended December 31, 2008. Adjusted EBITDA margin, which for purposes of the discussion below is equal to adjusted EBITDA divided by revenue, increased to 32.4% for the year ended December 31, 2008 from 32.2% for the comparable period in 2007. The changes in adjusted EBITDA and adjusted EBITDA margin are due to the following.

•

Loyalty Services. Adjusted EBITDA increased $72.8 million, or 55.1%, to $204.9 million for the year ended December 31, 2008 from $132.1 million for the comparable period in 2007. The increase in adjusted EBITDA was driven by an increase in AIR MILES rewards miles redemptions, in part offset by an additional $56.3 million in cost of sales for the awards to satisfy the redemptions. Within these adjusted EBITDA increases, changes in the exchange rate of the Canadian dollar had a minimal impact. Adjusted EBITDA margin increased to 27.1% for the year ended December 31, 2008 from 21.0% for the comparable period in 2007. The increase in adjusted EBITDA margin resulted from strong revenue growth combined with a lower cost structure achieved through increased operating leverage.

•	Epsilon Marketing Services. Adjusted EBITDA increased $8.3 million, or 7.1%, to $126.6 million for the year ended December 31, 2008 from $118.2 million for the comparable period in 2007. The increase was driven by increases in revenue from strategic database services and digital communications partially offset by declines in revenue related to our data products and our strategic consulting and creative services which were impacted by lower volumes as previously described. Adjusted EBITDA margin remained flat at 25.8% for the year ended December 31, 2008 and the comparable period in 2007.

•

Private Label Services. Adjusted EBITDA increased $16.9 million, or 17.1% to $116.0 million for the year ended December 31, 2008 from $99.1 million for the comparable period in 2007. Adjusted EBITDA margin increased to 30.3% for the year ended December 31, 2008 from 26.7% for the comparable period in 2007. Adjusted EBITDA and adjusted EBITDA margin were positively impacted by the increase in intersegment Private Label Services revenue and a decline in operating expenses due to a reduction in costs associated with a lower volume of statements generated.

•

Private Label Credit. Adjusted EBITDA decreased $95.9 million, or 27.4%, to $254.2 million for the year ended December 31, 2008 from $350.1 million for the comparable period in 2007. Adjusted EBITDA margin decreased to 33.9% for the year ended December 31, 2008 from 42.3% for the comparable period in 2007. Adjusted EBITDA and adjusted EBITDA margin were negatively impacted by the decline in Private Label Credit revenue and an increase in operating expenses driven by higher servicing costs charged by our Private Label Services segment as well as higher marketing expenses incurred on behalf of our clients.

•

Corporate/Other. Adjusted EBITDA increased $20.9 million, or 31.1%, to a loss of $46.4 million for the year ended December 31, 2008 from a loss of $67.3 million for the comparable period in 2007. The increase in adjusted EBITDA was impacted by the sale of our mail services business on November 7, 2007, as this division generated $39.5 million in operating expenses during 2007.

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

Merger and other costs. Merger and other costs were $9.1 million for the year ended December 31, 2008. Costs associated with the proposed merger were approximately $3.1 million and included advisory fees, legal and accounting costs. The $3.1 million is net of the $(3.0) million reimbursement received in July 2008 for costs incurred by us related to the Blackstone entities’ financing of the proposed merger. In addition, we incurred $6.0 million in compensation charges related to the severance of certain employees and other non-routine costs associated with the disposition of our businesses.

Loss on sale of assets. In March 2008, we incurred a loss of $1.1 million related to the settlement of certain working capital accounts in connection with the disposition of our mail services business.

Operating Income. Operating income increased $39.4 million, or 9.3%, to $460.6 million for the year ended December 31, 2008 from $421.2 million during the comparable period in 2007. Operating income was impacted by the revenue and expense factors discussed above.

Interest Expense, net. Interest expense, net increased $11.0 million, or 15.9%, to $80.4 million for the year ended December 31, 2008 from $69.4 million for the comparable period in 2007. The increase in expense was the result of additional interest expense of $22.9 million as a result of our convertible senior notes issued in 2008. This increase includes $16.9 million of non-cash amortization of imputed interest expense as a result of the adoption of ASC 470-20, “Debt – Debt with Conversion and Other Options.” Interest expense on our capital leases and other debt increased approximately $6.3 million as a result of additional capital leases entered into during 2008 and the amortization of debt issuance costs, which includes the fees paid in connection with the convertible senior notes offering. Interest on certificates of deposit increased $1.1 million as a decline in interest rates was offset in part by higher average balances. These increases were offset in part by a decrease in interest expense of $14.0 million on our credit facilities and senior notes primarily as a result of lower average interest rates. Interest income increased $5.2 million due to higher average balances of our short-term cash investments, offset in part by a decrease in the yield earned on those short-term cash investments.

Taxes. Income tax expense increased $10.2 million to $147.6 million for the year ended December 31, 2008 from $137.4 million for the comparable period in 2007 due to an increase in taxable income. Our effective tax rate decreased to 38.8% for the year ended December 31, 2008 compared to 39.1% for the comparable period in 2007.

Loss from Discontinued Operations. In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. In November 2009, we terminated operations of our credit program for web and catalog retailer VENUE. Their results have been reported as a discontinued operation in our condensed consolidated financial statements, which resulted in a $0.1 million after tax loss in 2008. Our merchant services business was sold in May 2008 and the majority of our utility services business was sold in July 2008. See Note 4, “Discontinued Operations and Other Dispositions,” of the Notes to Consolidated Financial Statements for additional information related to the sale of these businesses. On an after tax basis, loss from discontinued operations decreased $24.2 million to $26.2 million for the year ended December 31, 2008 as compared to $50.4 million for the comparable period in 2007. The year ended December 31, 2007 was impacted by a pre-tax impairment charge of $40.0 million related to the write-down of certain long-lived assets in our utility services business.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At December 31, 2009, 65.4% of our managed accounts with balances and 63.7% of managed receivables were for accounts with origination dates greater than 24 months old. At December 31, 2008, 63.0% of our managed accounts with balances and 63.4% of managed receivables were for accounts with origination dates greater than 24 months old.

Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. When an account becomes delinquent, we print a message on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account rolling to a more delinquent status. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house efforts, we may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our managed credit card portfolio:

	December 31, 2009	% of Total	December 31, 2008	% of Total
	(In thousands, except percentages)
Receivables outstanding	$5,347,285	100%	$4,502,284	100%
Receivables balances contractually delinquent:
31 to 60 days	98,265	1.8%	82,784	1.8%
61 to 90 days	71,708	1.3	58,434	1.3
91 or more days	161,561	3.0	127,143	2.8

Total	$331,534	6.1%	$268,361	5.9%

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)
Average managed receivables	$4,359,625	$3,915,658	$3,909,627
Net charge-offs	404,382	286,987	227,393
Net charge-offs as a percentage of average managed receivables	9.3%	7.3%	5.8%

Age of Portfolio. The following table sets forth, as of December 31, 2009, the number of managed accounts with balances and the related principal balances outstanding, based upon the age of the managed accounts:

Age Since Origination	Number of Accounts	Percentage of Accounts	Principal Balances Outstanding	Percentage of Balances Outstanding
	(In thousands, except percentages)
0-12 Months	3,027	22.1%	$1,225,702	23.1%
13-24 Months	1,722	12.5	700,086	13.2
25-36 Months	1,411	10.3	562,245	10.6
37-48 Months	1,243	9.0	494,612	9.3
49-60 Months	992	7.2	385,825	7.2
Over 60 Months	5,337	38.9	1,945,152	36.6

Total	13,732	100.0%	$5,313,622	100.0%

See Note 7, “Securitization of Credit Card Receivables,” of the Notes to Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

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

We generated cash flow from operating activities of $358.4 million for the year ended December 31, 2009 compared to $451.0 million for the comparable period in 2008. Cash flows in the year ended December 31, 2008 were impacted by an increase in deferred revenue related to a change in contractual terms with BMO Bank of Montreal. In May 2008, we assumed BMO Bank of Montreal’s liability for the cost of redemptions for their outstanding AIR MILES reward miles, for which we received $369.9 million in cash.

We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash used in investing was $888.0 million for the year ended December 31, 2009 compared to $512.5 million for the comparable period in 2008. Significant components of investing activities are as follows:

•

Acquisitions. During the year ended December 31, 2009, we had payments for acquired businesses totaling $158.9 million related to the assumption of Charming Shoppes’ credit card programs and service center operations and acquisition of the credit card files and certain other assets. For the year ended December 31, 2008, we received approximately $138.0 million in proceeds from the sale of our merchant services business and the majority of our utility services business.

•

Redemption Settlement Assets. Cash provided by redemption settlement assets was $52.4 million for the year ended December 31, 2009 compared to investments in redemption settlement assets of $317.6 million for the comparable period in 2008. In connection with the May 2008 transaction with BMO Bank of Montreal, we received $369.9 million in cash to assume the liability for the redemption of outstanding AIR MILES reward miles they previously issued, which we placed in our redemption settlement asset account.

•

Securitizations and Receivables Funding. We generally fund private label credit card receivables through a securitization program that provides us with both liquidity and lower borrowing costs. As of December 31, 2009, we had over $4.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread accounts and additional receivables. The credit enhancement is partially funded through the use of certificates of deposit issued through our subsidiaries, WFNNB and WFCB. Net securitization and credit card receivable activity used $633.2 million for the year ended December 31, 2009 compared to $381.0 million in the comparable period in 2008. We intend to utilize our securitization program for the foreseeable future.

•

Capital Expenditures. Our capital expenditures for the year ended December 31, 2009 were $53.0 million compared to $49.6 million for the prior year. We anticipate capital expenditures to be approximately 3% of our annual revenue for the foreseeable future.

Financing Activities. Cash provided by financing activities was $570.2 million for the year ended December 31, 2009 as compared to cash used by financing activities of $20.3 million in 2008. Our financing activities for 2009 related primarily to borrowings and repayments of debt and certificates of deposits, proceeds from the issuance of our convertible senior notes due 2014, proceeds from the issuance of warrants, payments for convertible note hedges, the purchase of prepaid forward contracts and repurchases of common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include: our securitization program, certificates of deposit issued by WFNNB and WFCB, our credit facility and issuances of equity securities.

In addition to our efforts to renew and expand our current facilities, we continue to seek new sources of liquidity. Certain of the announced government programs, such as the Term Asset-Backed Securities Loan Facility, have facilitated the issuance of asset-backed securities and improved market conditions, thus enabling us to replace maturing or short-term funding as discussed in Note 7, “Securitization of Credit Card Receivables,” of the Notes to Consolidated Financial Statements. We have also expanded our brokered certificates of deposit to supplement liquidity for our credit card receivables.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements, for at least the next 12 months.

Securitization Program and Off-Balance Sheet Transactions. Since January 1996, we have sold a majority of the credit card receivables originated by WFNNB to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to the WFN Trusts as part of our securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by WFCB, selling them to World Financial Capital Credit Company, LLC which in turn sold them to the WFC Trust. These securitization programs are the primary vehicle through which we finance WFNNB’s and WFCB’s credit card receivables.

Historically, we have used both public and private asset-backed securities transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by WFNNB and WFCB. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all based on recent unsuitable volumes and pricing levels in the asset-backed securitization markets.

In March 2009, we renewed our 2009-VFC1 conduit facility, increasing its capacity from $550.0 million to $666.7 million and extended the maturity of our 2008-VFN conduit facility, increasing its capacity from $600.0 million to $664.6 million. As part of these two transactions, we increased our retained interests in subordinated notes by $181.3 million.

In April 2009, World Financial Network Credit Card Master Note Trust issued $708.9 million of term asset-backed securities to investors, including those participating in the U.S. government’s TALF program. These notes will mature in November 2011. As part of this transaction, we retained all of the $148.9 million of subordinated classes of notes. Proceeds of this issuance were used to retire the 2008-VFN conduit facility, including the retained subordinated notes held by us.

In June 2009, we sold two portfolios of credit card receivables, which were acquired in 2008, to our securitization trusts. We sold a net principal balance of $60.5 million at par, retaining $7.3 million in a spread deposit account, resulting in net proceeds of $53.2 million.

In August 2009, World Financial Network Credit Card Master Note Trust issued $949.3 million of term asset-backed securities to investors, including those participating in the U.S. government’s TALF program. The offering consisted of $500.0 million of Series 2009-B asset-backed notes which mature in July 2012, $139.2 million of Series 2009-C asset-backed notes which mature in July 2010, and $310.1 million of Series 2009-D asset-backed notes which mature in July 2013. We retained $118.7 million of these series.

In September 2009, we renewed World Financial Network Credit Card Master Note Trust’s 2009-VFN conduit facility, increasing its capacity from $1.3 billion to $1.5 billion and extending its maturity to September 2010. As part of this transaction, we increased our retained interests in subordinated notes by $31.1 million from $12.0 million to $43.1 million.

In September 2009, we renewed World Financial Capital Master Note Trust’s 2009-VFN conduit facility, increasing its capacity from $167.1 million to $200.0 million and extending its maturity to September 2010. As part of this transaction, we increased our retained interests in subordinated notes by $20.3 million from $12.7 million to $33.0 million.

In October 2009, World Financial Network Credit Card Master Note Trust II issued a 2009-VFC conduit facility, with commitments totaling $227.3 million and maturing October 2010. As part of this transaction, our retained interests were $30.9 million.

As of December 31, 2009, the WFN Trusts and the WFC Trust had approximately $4.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts. The WFN Trusts and WFC Trust are required to maintain a credit enhancement level of between 4% and 10% of securitized credit card receivables.

The following table shows the maturities of borrowing commitments as of December 31, 2009 for the WFN Trusts and the WFC Trust by year:

	2010	2011	2012	2013	2014 & Thereafter	Total
	(In millions)
Public notes	$265.4	$1,158.9	$730.4	$899.7	$—	$3,054.4
Private conduits(1)	2,549.6	—	—	—	—	2,549.6

Total	$2,815.0	$1,158.9	$730.4	$899.7	$—	$5,604.0

(1)	Represents borrowing capacity, not outstanding borrowings. Private conduits are typically 364-day facilities which are renewed annually.

Early amortization events are generally driven by asset performance. The WFN Trusts’ excess spread has not significantly deteriorated in 2009 as increased losses have been offset by a significant decrease in short-term borrowing rates. We do not believe it is reasonably likely for an early amortization event to occur due to asset performance. However, if an early amortization event were declared, the trustee of the particular securitization trust would retain the interest in the receivables along with the excess interest income that would otherwise be paid to our bank subsidiary until the securitization investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional receivables.

Debt

•

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, WFNNB and WFCB. WFNNB and WFCB issue certificates of deposit in denominations of $100,000 in various maturities ranging between one month and five years and with effective annual interest rates ranging from 0.2% to 5.3%. As of December 31, 2009, we had $1.5 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

•

Credit Facility. As of December 31, 2009, we maintained a credit agreement that provides for a $750.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans. At December 31, 2009, borrowings under the credit facility were $487.0 million and had a weighted average interest rate of 1.1%.

•

Senior Notes. On May 16, 2006, we entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009 and $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The Series A and

Series B Notes will accrue interest on the unpaid balance thereof at the rate of 6.00% and 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type. We repaid the $250.0 million aggregate principal amount of 6.00% Series A Notes at its scheduled maturity of May 16, 2009.

•

Term Loan. On May 15, 2009, we entered into a term loan agreement with Bank of Montreal, as administrative agent, and various other agents and banks. At December 31, 2009, borrowings under the Term Loan were $161.0 million with a weighted-average interest rate of 3.2%. The proceeds were used, together with other funds, to repay the $250.0 million aggregate principal amount of 6.00% Series A Notes due May 16, 2009.

•

Convertible Senior Notes due 2013. In July 2008, we issued $700.0 million aggregate principal amount of Convertible Senior Notes due 2013. We granted to the initial purchases of the Convertible Senior Notes due 2013 an option to purchase up to an additional $105.0 million aggregate principal amount of the Convertible Senior Notes due 2013 solely to cover over-allotments, if any, which was exercised in full on August 4, 2008. Holders of the Convertible Senior Notes due 2013 have the right to require us to repurchase for cash all or some of their Convertible Senior Notes due 2013 upon the occurrence of certain fundamental changes.

•

Convertible Senior Notes due 2014. In June 2009, we issued $345.0 million aggregate principal amount of Convertible Senior Notes due 2014, which included an over-allotment of $45.0 million. Holders of the Convertible Senior Notes due 2014 have the right to require us to repurchase for cash all or some of their Convertible Senior Notes due 2014 upon the occurrence of certain fundamental changes.

See Note 11, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our credit facility, senior notes, term loan and Convertible Senior Notes due 2013 and 2014.

Repurchase of Equity Securities. During 2009, 2008, and 2007, we repurchased approximately 12.7 million, 17.2 million, and 1.8 million shares of our common stock for an aggregate amount of $520.8 million, $1,000.9 million, and $108.5 million, respectively. The 2009 amounts include 1,857,400 shares purchased under prepaid forward transactions for approximately $74.9 million, which shares are to be delivered over a settlement period in 2014. We have Board authorization to acquire an additional $275.1 million of common stock through December 31, 2010.

Contractual Obligations. The following table highlights, as of December 31, 2009, our contractual obligations and commitments to make future payments by type and period:

	2010	2011 & 2012	2013 & 2014	2015 & Thereafter	Total
	(In thousands)
Certificates of deposit(1)	$797,258	$562,527	$160,711	$—	$1,520,496
Convertible senior notes(1)	30,475	60,950	1,180,751	—	1,272,176
Credit facility(1)	5,347	493,684	—	—	499,031
Senior notes(1)	15,350	255,756	—	—	271,106
Term loan(1)	29,169	141,724	—	—	170,893
Operating leases	48,530	75,993	53,882	94,901	273,306
Capital leases	23,065	3,947	13	—	27,025
Software licenses	5,364	277	—	—	5,641
ASC 740 obligations(2)	—	—	—	—	—
Purchase obligations(3)	70,223	85,350	72,796	121,283	349,652

	$1,024,781	$1,680,208	$1,468,153	$216,184	$4,389,326

(1)	The certificates of deposit, convertible senior notes, credit facility, senior notes and term loan represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2009, applied to the contractual repayment period.

(2)	Does not reflect unrecognized tax benefits of $68 million, of which the timing remains uncertain.

(3)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

We believe that we will have access to sufficient resources to meet these commitments.

Inflation and Seasonality

Although we cannot precisely determine the impact of inflation on our operations, we do not believe that we have been significantly affected by inflation. For the most part, we have relied on operating efficiencies from scale and technology, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. Our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the third and fourth quarter and, to a lesser extent, during the first quarter as credit card balances are paid down.

Regulatory Matters

WFNNB is subject to various regulatory capital requirements administered by the OCC. WFCB is subject to regulatory capital requirements administered by both the FDIC and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under the FDIC’s order approving WFCB’s application for deposit insurance, WFCB must meet specific capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses. If WFCB fails to meet the terms of the FDIC’s order, the FDIC may withdraw insurance coverage from WFCB, and the State of Utah may withdraw its approval of WFCB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFNNB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. WFNNB is limited in the amounts that it can pay as dividends to us.

Quantitative measures established by regulations to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2009, WFNNB’s Tier 1 capital ratio was 15.2%, total capital ratio was 16.1% and leverage ratio was 32.3%, and WFNNB was not subject to a capital directive order. On April 22, 2005, WFCB received non-disapproval notification for a modification of the original three-year business plan. The letter of non-disapproval was issued jointly by the State of Utah and the FDIC. WFCB, under the terms of the letter, must maintain total risk-based capital equal to or exceeding 10% of total risk-based assets and must maintain Tier 1 capital to total assets ratio of not less than 16%. Both capital ratios were maintained at or above the indicated levels until the end of the bank’s de novo period on November 30, 2006.

As part of a portfolio acquisition in 2003 by WFNNB, which required approval by the OCC, the OCC required WFNNB to enter into an operating agreement with the OCC (the “2003 Operating Agreement”) and a capital adequacy and liquidity maintenance agreement with us (the “2003 CALMA”). The 2003 Operating

Agreement required WFNNB to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. In August 2009, we entered into a revised operating agreement with WFNNB and the OCC (the “2009 Operating Agreement”), which required us to enter into both a new capital adequacy and liquidity maintenance agreement (the “2009 CALMA”) and a capital and liquidity support agreement (the “2009 CALSA”) with WFNNB. The 2009 Operating Agreement has not required any changes in WFNNB’s operations. The 2009 CALMA and 2009 CALSA memorialize our current obligations to ensure that WFNNB remains in compliance with its minimum capital requirements.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance codified in ASC 860, “Transfers and Servicing,” related to accounting for transfers of financial assets and ASC 810, “Consolidation,” related to the consolidation of variable interest entities. ASC 860 removes the concept of a QSPE and eliminates the consolidation exception currently available for QSPEs. It is effective for financial asset transfers on or after the beginning of the first annual reporting period beginning on or after November 15, 2009 and early adoption is prohibited. ASC 810 requires an initial evaluation as well as an ongoing assessment of our involvement with the operations of the WFN Trusts and the WFC Trust and our rights or obligations to receive benefits or absorb losses of these securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of WFNNB, WFCB or their affiliates, including us.

The assessment of the WFN Trusts and the WFC Trust under ASC 860 and ASC 810 will result in the consolidation of the securitization trusts on the balance sheet of WFNNB, WFCB or their affiliates, including us, beginning January 1, 2010. Based on the carrying amounts of the trust assets and liabilities as prescribed by ASC 810, we expect to record a $3.4 billion increase in assets, including $0.5 billion to loan loss reserves, an increase in liabilities of $3.7 billion and a $0.4 billion reduction in stockholders’ equity.

After adoption, our results of operations will no longer reflect securitization income, but will instead report interest income, and certain other income associated with all securitized credit card receivables. Net-charge offs associated with credit card receivables will be reflected in our cost of operations. Interest expense associated with debt issued from the trusts to third-party investors will be reported in interest expense. Additionally, after adoption, we will no longer record initial gains on new securitization activity since securitized credit card receivables will no longer receive sale accounting treatment. Further, we will not record any gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because our securitization transactions will be accounted for as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from operating or investing activities.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 supersedes certain guidance in ASC 605-25, “Revenue Recognition—Multiple-Element Arrangements” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If we elect early adoption and the adoption is during an interim period, we will be required to apply this ASU retrospectively from the beginning of our fiscal year. We can also elect to apply this ASU retrospectively for all periods presented. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 amends ASC 820, “Fair Value Measurements and Disclosures” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 will be effective for interim and annual periods beginning after December 15, 2009 except for the requirement to provide the Level 3 disclosures about purchases, sales, issuances and settlements, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 will only impact disclosures and would not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events,” to remove the requirement for an entity that files or furnished financial statements with the SEC to disclose a date through which subsequent events have been evaluated in both originally issued and restated financial statements. Restated financial statements include financial statements revised as a result of correction of an error or retrospective application of U.S. GAAP. The ASU removes potential conflicts with the SEC’s literature. We adopted ASU 2010-09 in February 2010.

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

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total borrowing costs, including off-balance sheet swap payments, were approximately $312.1 million for 2009, which includes both on-and off-balance sheet transactions. Of this total, $146.6 million of the interest expense for 2009 was attributable to on-balance sheet indebtedness and the remainder to our securitized credit card receivables, which are financed off-balance sheet. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components both on- and off-balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, through the securitization trusts, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

At December 31, 2009, we had $7.7 billion of debt, including $4.4 billion of off-balance sheet debt from our securitization program.

	As of December 31, 2009
	Fixed rate	Variable rate	Total
	(In millions)
Off-balance sheet	$3,306.2	$1,116.2	$4,422.4
On-balance sheet	1,134.4	2,113.0	3,247.4

Total	$4,440.6	$3,229.2	$7,669.8

•

At December 31, 2009, our fixed rate off-balance sheet debt was locked at a current effective interest rate of 4.2% which included off-balance sheet variable rate debt fixed through interest rate swap agreements.

•	At December 31, 2009, our fixed rate on-balance sheet variable rate debt was subject to fixed rates with a weighted average interest rate of 9.8%.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2009, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $32.3 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We generally do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $16.6 million as of December 31, 2009. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

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

A 10% increase in the cost of rewards to satisfy redemptions would have resulted in a decrease in pre-tax income of $35.4 million, as of December 31, 2009. Conversely, a corresponding decrease in the cost of rewards to satisfy redemptions would result in a comparable increase to pre-tax income.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2009 did not include the internal controls for the assumption of Charming Shoppes’ credit card programs and service center operations and acquisition of the credit card files and certain other assets, because of the timing of the acquisition, which was completed in October 2009. As of December 31, 2009, this entity constituted approximately $235.5 million of total assets, $18.6 million of revenues and $7.8 million of pre-tax income for the year then ended.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Offer, concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

Item 11.	Executive Compensation

Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule

(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

3.6	Fourth Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on December 11, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

*10.1	Office Lease between Nodenble Associates, LLC and ADS Alliance Data Systems, Inc., dated as of October 1, 2009.

10.2	Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated January 29, 1998, as amended (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

10.3	Fourth Amendment to Build-to-Suit Net Lease between Opus South Corporation and ADS Alliance Data Systems, Inc., dated September 3, 2004 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.4	Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999 (incorporated by reference to Exhibit No. 10.17 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

Exhibit No.	Description
10.5	Fifth Amendment to Office Lease between Office City, Inc. and World Financial Network National Bank, dated March 29, 2004 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.6	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991 (incorporated by reference to Exhibit No. 10.18 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.7	Fourth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 1, 2000 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003, File No. 001-15749).

10.8	Fifth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 30, 2001 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

10.9	Sixth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated January 27, 2006 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

*10.10	Letter Agreement by and between Continental Realty, Ltd. and ADS Alliance Data Systems, Inc., dated as of October 29, 2009.

10.11	Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

10.12	First Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated August 29, 2007 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.13	Second Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated October 3, 2008 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2009, File No. 001-15749).

*10.14	Third Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated November 10, 2009.

10.15	Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

10.16	Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 31, 2005 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

10.17	Second Amendment to Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 11, 2007 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.18	Lease between 592423 Ontario Inc. and Loyalty Management Group Canada, Inc., dated November 14, 2005 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

Exhibit No.	Description
*10.19	Lease Amending Agreement by and between Dundeal Canada (GP) Inc. (as successor in interest to 592423 Ontario Inc.) and LoyaltyOne, Inc., dated as of May 21, 2009.

10.20	Lease Agreement by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated August 25, 2006 (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

*10.21	Third Lease Amendment by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated as of November 1, 2007.

10.22	Agreement of Lease by and between 11 West 19th Associates LLC and Epsilon Data Management LLC, dated March 15, 2007 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.23	Office Lease by and between Location[3] Limited and 3407276 Canada, Inc., dated as of July 20, 1999 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.24	Lease Agreement by and between DoubleClick Inc. and Epsilon Data Management LLC, dated as of February 1, 2007, as amended June 2007 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.25	Second Amendment to Lease Agreement by and between Google Inc. (as successor-in-interest to Doubleclick Inc.) and Epsilon Data Management LLC, dated as of July 24, 2008 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2009, File No. 001-15749).

*10.26	Lease of Space (Multi-Story Office) by and between 2650 Crescent LLC and Alliance Data FHC, Inc. (by assignment from DoubleClick Inc.), dated as of December 14, 2005, as amended.

10.27	Capital Assurance and Liquidity Maintenance Agreement, dated August 28, 2003, by and between Alliance Data Systems Corporation and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

10.28	Capital Assurance and Liquidity Maintenance Agreement, dated as of August 14, 2009, by and between World Financial Network National Bank and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on September 17, 2009, File No. 001-15749).

10.29	Capital and Liquidity Support Agreement, dated as of August 14, 2009, by and among the Office of the Comptroller of the Currency, World Financial Network National Bank and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on September 17, 2009, File No. 001-15749).

+10.30	Alliance Data Systems Corporation Amended and Restated Executive Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009, File No. 001-15749).

+10.31	Alliance Data Systems Corporation Executive Annual Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

+10.32	Alliance Data Systems Corporation 2007 Incentive Compensation Plan (incorporated by reference to Exhibit No. 10.26 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.33	Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

Exhibit No.	Description
+10.34	Form of Alliance Data Systems Corporation Incentive Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.35	Form of Alliance Data Systems Corporation Non-Qualified Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.36 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.36	Alliance Data Systems Corporation 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit No. 4.6 to our Registration Statement on Form S-8 filed with the SEC on June 18, 2003, File No. 333-106246).

+10.37	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

+10.38	Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009, File No. 001-15749).

+10.39	Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).

+10.40	Form of Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2007 grant) (incorporated by reference to Exhibit No. 10.99 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.41	Form of Agreement for 2007 Special Award under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.100 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.42	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.43	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+*10.44	Amendment Number One to Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant), dated as of October 1, 2009.

+10.45	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2009 grant) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2009, File No. 001-15749).

+10.46	Form of Canadian Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.101 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

Exhibit No.	Description
+10.47	Form of Canadian Restricted Stock Award Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.102 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.48	Form of Canadian Agreement for 2007 Special Award under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.104 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

+10.49	Form of Canadian Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.3 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+10.50	Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 99.4 to our Current Report on Form 8-K filed with the SEC on April 29, 2008, File No. 001-15749).

+*10.51	Amendment Number One to Canadian Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant), dated as of October 1, 2009.

+10.52	Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2009 grant) (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on February 25, 2009, File No. 001-15749).

+10.53	Time-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan, dated as of March 27, 2009, by and between J. Michael Parks and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

+10.54	Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.55	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.56	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.57	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2006, File No. 001-15749).

+10.58	Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

+10.59	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).

+*10.60	Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan, effective January 1, 2008, as amended.

Exhibit No.	Description
+*10.61	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2010 grant).

+*10.62	Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2010 grant).

+10.63	Letter employment agreement with J. Michael Parks, dated February 19, 1997 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.64	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and J. Michael Parks (incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

+10.65	Transition Agreement, dated as of March 27, 2009, by and between J. Michael Parks and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

+10.66	Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.67	Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Edward J. Heffernan, Ivan M. Szeftel and Alan M. Utay (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

+10.68	Separation Agreement and General Release of Claims, dated as of March 24, 2009, by and among John W. Scullion, LoyaltyOne, Inc. and Alliance Data Systems Corporation (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on March 30, 2009, File No. 001-15749).

+10.69	Separation Agreement and General Release of Claims by and between Dwayne Tucker and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on August 18, 2009, File No. 001-15749).

10.70	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.43 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623) (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).

10.71	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.72	Amended and Restated Participation Agreement, dated as of November 1, 2008, by and between LoyaltyOne, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on December 5, 2008, File No. 001-15749).

10.73	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-3 of world financial network credit card master trust filed with the SEC on July 5, 2001, File No. 333-60418).

Exhibit No.	Description
10.74	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.75	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.76	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.77	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.78	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

10.79	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003, File Nos. 333-60418 and 333-60418-01).

10.80	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.81	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002, File Nos. 333-60418 and 333-60418-01).

10.82	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on August 4, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

Exhibit No.	Description
10.83	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 4, 2005, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.84	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.85	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.86	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.87	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).

10.88	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

10.89	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.90	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

10.91	Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, by and among World Financial Network National Bank, World Financial Network Credit Card Master Note Trust, BNY Midwest Trust Company, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

Exhibit No.	Description
10.92	Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, by and among WFN Credit Company, LLC, BNY Midwest Trust Company, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit No. 4.4 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008, File Nos. 333-60418 and 333-113669).

10.93	Series 2004-C Indenture Supplement, dated as of September 22, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.94	Series 2008-A Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.95	Series 2008-B Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.96	Series 2009-A Indenture Supplement, dated as of April 14, 2009 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on April 20, 2009, File Nos. 333-113669 and 333-60418).

10.97	Series 2009-B Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.98	Series 2009-C Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.99	Series 2009-D Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.100	Third Amended and Restated Service Agreement, dated as of May 15, 2008, between World Financial Network National Bank and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

*10.101	Purchase and Sale Agreement, dated as of November 25, 1997, between Spirit of America National Bank and Charming Shoppes Receivables Corp.

*10.102	First Amendment to Purchase and Sale Agreement, dated as of July 22, 1999, between Spirit of America National Bank and Charming Shoppes Receivables Corp.

Exhibit No.	Description
*10.103	Second Amendment to Purchase and Sale Agreement, dated as of November 9, 2000, between Spirit of America National Bank and Charming Shoppes Receivables Corp.

*10.104	Third Amendment to Purchase and Sale Agreement, dated as of May 8, 2001, between Spirit of America National Bank and Charming Shoppes Receivables Corp.

*10.105	Consent to Purchase and Sale Agreement, dated as of October 17, 2007, between Spirit of America National Bank and Charming Shoppes Receivables Corp.

*10.106	Fourth Amendment to Purchase and Sale Agreement, dated as of October 30, 2009, among Spirit of America National Bank, Charming Shoppes Receivables Corp., World Financial Network National Bank and WFN Credit Company, LLC.

*10.107	Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., Spirit America, Inc., and First Union National Bank.

*10.108	First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of July 22, 1999, among Charming Shoppes Receivables Corp., Spirit America, Inc. and First Union National Bank.

*10.109	Second Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of May 8, 2001, among Charming Shoppes Receivables Corp., Spirit America, Inc. and First Union National Bank.

*10.110	Fourth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 5, 2004, among Charming Shoppes Receivables Corp., Spirit America, Inc. and Wachovia Bank, National Association.

*10.111	Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 18, 2005, among Charming Shoppes Receivables Corp., Spirit America, Inc. and Wachovia Bank, National Association.

*10.112	Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 17, 2007, among Charming Shoppes Receivables Corp., Spirit America, Inc. and U.S. Bank National Association.

*10.113	Sixth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 30, 2009, among Spirit America, Inc., Charming Shoppes Receivables Corp., World Financial Network National Bank, WFN Credit Company, LLC and U.S. Bank National Association.

10.114	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.115	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.

10.116	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.117	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

Exhibit No.	Description
10.118	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.119	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.) (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.120	Receivables Purchase Agreement, dated as of September 29, 2008 between World Financial Capital Bank and World Financial Capital Credit Company, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.121	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

*10.122	Series 2006-A Indenture Supplement, dated as of April 28, 2006, among World Financial Network Credit Card Master Note Trust, World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.

*10.123	Series 2007-1 Indenture Supplement, dated as of October 17, 2007, among Charming Shoppes Receivables Corp., Spirit of America, Inc. and U.S. Bank National Association.

*10.124	Series 2009-VFC1 Indenture Supplement, dated as of March 31, 2009, among WFN Credit Company, LLC, World Financial Network National bank and Union Bank N.A.

*10.125	Series 2009-VFN Indenture Supplement, dated as of September 28, 2009, among World Financial Capital Master Note Trust, World Financial Capital Bank, World Financial Capital Credit Company, LLC and U. S. Bank National Association.

*10.126	Series 2009-VFN Indenture Supplement, dated as of September 29, 2009, among World Financial Network Credit Card Master Note Trust, WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A.

10.127	Note Purchase Agreement, dated as of May 1, 2006, by and among Alliance Data Systems Corporation and the Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.128	First Amendment to Note Purchase Agreement, dated as of October 22, 2007, by and among Alliance Data Systems Corporation and the Holders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 23, 2007, File No. 001-15749).

10.129	Subsidiary Guaranty, dated as of May 1, 2006, by ADS Alliance Data Systems, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.130	Joinder to Subsidiary Guaranty, dated as of September 29, 2006, by each of Epsilon Marketing Services, LLC, Epsilon Data Marketing, LLC and Alliance Data Foreign Holdings, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).

Exhibit No.	Description
10.131	Joinder to Subsidiary Guaranty, dated as of May 30, 2008, by ADS Foreign Holdings, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008, File No. 001-15749).

10.132	Credit Agreement, dated as of September 29, 2006, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto, as Guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Sole Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).

10.133	First Amendment to Credit Agreement, dated as of March 30, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2007, File No. 001-15749).

10.134	Second Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

10.135	Guarantor Supplement, dated as of May 15, 2008, by ADS Foreign Holdings, Inc. in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of September 29, 2006 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, Bank of Montreal, as Letter of Credit Issuer, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008, File No. 001-15749).

10.136	Term Loan Agreement, dated as of May 15, 2009, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-15749).

10.137	Purchase Agreement, dated as of July 23, 2008, by and among Alliance Data Systems Corporation and the Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.138	Indenture, dated as of July 29, 2008, by and among Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.139	Form of 1.75% Convertible Senior Note due August 1, 2013 (included in Exhibit 10.110) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.140	Form of Hedge Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

Exhibit No.	Description
10.141	Form of Warrant Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.142	Form of Warrant Confirmation Amendment dated August 4, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.27 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

10.143	Purchase Agreement, dated May 27, 2009, between Alliance Data Systems Corporation and the several Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.144	Indenture, dated June 2, 2009, between Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Company’s 4.75% Convertible Senior Note due May 15, 2014) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.145	Form of Convertible Note Hedge confirmation, dated May 27, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.146	Form of Warrant confirmation, dated May 27, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.147	Form of Forward Stock Purchase Transaction, dated May 27, 2009, between Alliance Data Systems Corporation and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.148	Form of Additional Convertible Note Hedge confirmation, dated June 4, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2009, File No. 001-15749).

10.149	Form of Additional Warrant confirmation, dated June 4, 2009, between Alliance Data Systems Corporation and each of J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, Bank of America, N.A., and Barclays Capital Inc., as agent for Barclays Bank PLC (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 9, 2009, File No. 001-15749).

*12.1	Statement re Computation of Ratios

*21	Subsidiaries of the Registrant

Exhibit No.	Description
*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

+	Management contract, compensatory plan or arrangement

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Alliance Data Systems Corporation

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As of January 1, 2009, the Company retrospectively adjusted for the change in accounting related to its convertible debt instruments. As of January 1, 2008, the Company changed its method of accounting for certain fair value measurements. Additionally, as of January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Alliance Data Systems Corporation

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment of the internal control over financial reporting for Charming Shoppes, which was acquired October 2009 and whose financial statements constitute 5% of total assets, 1% of total revenues, 3% of pre-tax income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting for Charming Shoppes. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in accounting related to its convertible debt instruments in 2009, the Company’s change in its method of accounting for certain fair value measurements in 2008 and the Company’s change in its method of accounting for uncertainty in income taxes in 2007, on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 1, 2010

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenues
Transaction	$375,398	$342,123	$350,008
Redemption	495,663	504,442	420,966
Securitization income and finance charges, net	502,389	580,057	654,660
Database marketing fees and direct marketing services	504,508	525,918	478,555
Other revenue	86,383	72,714	57,970

Total revenue	1,964,341	2,025,254	1,962,159
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,354,138	1,341,958	1,304,631
General and administrative	99,823	82,804	80,898
Depreciation and other amortization	62,196	68,505	59,688
Amortization of purchased intangibles	63,090	67,291	67,323
Gain on acquisition of a business	(21,227)	—	—
Loss on the sale of assets	—	1,052	16,045
Merger (reimbursements) costs	(1,436)	3,053	12,349

Total operating expenses	1,556,584	1,564,663	1,540,934

Operating income	407,757	460,591	421,225
Interest expense, net	144,811	80,440	69,381

Income from continuing operations before income taxes	262,946	380,151	351,844
Provision for income taxes	86,227	147,599	137,403

Income from continuing operations	$176,719	$232,552	214,441
Loss from discontinued operations, net of taxes	(32,985)	(26,150)	(50,380)

Net income	$143,734	$206,402	$164,061

Basic income (loss) per share:
Income from continuing operations	$3.17	$3.25	$2.74
Loss from discontinued operations	$(0.59)	$(0.37)	$(0.65)

Net income per share	$2.58	$2.88	$2.09

Diluted income (loss) per share:
Income from continuing operations	$3.06	$3.16	$2.65
Loss from discontinued operations	$(0.57)	$(0.36)	$(0.62)

Net income per share	$2.49	$2.80	$2.03

Weighted average shares:
Basic	55,765	71,502	78,403

Diluted	57,706	73,640	80,811

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$213,378	$156,911
Trade receivables, less allowance for doubtful accounts ($6,736 and $7,172 at December 31, 2009 and 2008, respectively)	225,212	218,170
Seller’s interest and credit card receivables, less allowance for doubtful accounts ($54,884 and $38,124 at December 31, 2009 and 2008, respectively)	913,406	612,940
Deferred tax asset, net	197,455	201,895
Other current assets	201,427	142,612
Redemption settlement assets, restricted	574,004	531,594
Assets of discontinued operations	34,623	60,527

Total current assets	2,359,505	1,924,649
Property and equipment, net	165,012	168,208
Due from securitizations	992,523	701,347
Intangible assets, net	316,597	297,776
Goodwill	1,166,275	1,133,790
Other non-current assets	225,755	116,219

Total assets	$5,225,667	$4,341,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$103,891	$107,209
Accrued expenses	128,012	143,656
Certificates of deposit	772,500	433,900
Current debt	51,963	275,549
Other current liabilities	88,716	103,593
Deferred revenue	984,930	860,455
Liabilities of discontinued operations	—	24,990

Total current liabilities	2,130,012	1,949,352
Deferred revenue	161,216	135,179
Deferred tax liability, net	140,712	123,476
Certificates of deposit	692,500	255,000
Long-term and other debt	1,730,389	1,215,726
Other liabilities	98,062	115,958

Total liabilities	4,952,891	3,794,691
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 91,121 shares and 89,029 shares at December 31, 2009 and 2008, respectively	911	890
Additional paid-in capital	1,235,669	1,115,291
Treasury stock, at cost, 38,922 shares and 26,222 shares at December 31, 2009 and 2008, respectively)	(1,931,102)	(1,410,339)
Retained earnings	1,033,039	889,305
Accumulated other comprehensive loss	(65,741)	(47,849)

Total stockholders’ equity	272,776	547,298

Total liabilities and stockholders’ equity	$5,225,667	$4,341,989

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
January 1, 2007	86,872	$869	$834,680	$(300,950)	$527,686	$9,248	$1,071,533
Net income	—	—	—	—	164,061	—	164,061
Cumulative effect on retained earnings upon the adoption of ASC 740	—	—	—	—	(8,844)	—	(8,844)
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale, net of tax of $3,358	—	—	—	—	—	846	846
Foreign currency translation adjustments	—	—	—	—	—	13,946	13,946

Other comprehensive income						14,792

Share based compensation	—	—	46,513	—	—	—	46,513
Repurchases of common stock	—	—	—	(108,536)	—	—	(108,536)
Other common stock issued, including income tax benefits	914	9	17,438	—	—	—	17,447

December 31, 2007	87,786	$878	$898,631	$(409,486)	$682,903	$24,040	$1,196,966
Net income	—	—	—	—	206,402	—	206,402
Effects of adoption of ASC 470-20	—	—	252,828	—	—	—	252,828
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale, net of tax of $20,750	—	—	—	—	—	(45,349)	(45,349)
Foreign currency translation adjustments	—	—	—	—	—	(26,540)	(26,540)

Other comprehensive loss						(71,889)

Purchase of convertible note hedges	—	—	(201,814)	—	—	—	(201,814)
Tax expense on convertible note hedges	—	—	(18,030)	—	—	—	(18,030)
Issuance of warrants	—	—	94,185	—	—	—	94,185
Share based compensation	—	—	64,065	—	—	—	64,065
Repurchases of common stock	—	—	—	(1,000,853)	—	—	(1,000,853)
Other common stock issued, including income tax benefits	1,243	12	25,426	—	—	—	25,438

December 31, 2008	89,029	$890	$1,115,291	$(1,410,339)	$889,305	$(47,849)	$547,298
Net income	—	—	—	—	143,734	—	143,734
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale, net of tax of $16,296	—	—	—	—	—	(23,912)	(23,912)
Foreign currency translation adjustments	—	—	—	—	—	6,020	6,020

Other comprehensive loss						(17,892)

Purchase of convertible note hedges	—	—	(80,765)	—	—	—	(80,765)
Original issue discount of convertible notes	—	—	115,850	—	—	—	115,850
Tax expense on convertible note hedges	—	—	(12,312)	—	—	—	(12,312)
Issuance costs of convertible notes	—	—	(3,839)	—	—	—	(3,839)
Issuance of warrants	—	—	30,050	—	—	—	30,050
Share based compensation	—	—	53,702	—	—	—	53,702
Purchase of prepaid forward contracts	—	—	—	(74,872)	—	—	(74,872)
Repurchases of common stock	—	—	—	(445,891)	—	—	(445,891)
Other common stock issued, including income tax benefits	2,092	21	17,692	—	—	—	17,713

December 31, 2009	91,121	$911	$1,235,669	$(1,931,102)	$1,033,039	$(65,741)	$272,776

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,734	$206,402	$164,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,409	143,810	166,632
Deferred income taxes	17,475	21,104	(27,729)
Provision for doubtful accounts	97,658	47,269	42,145
Non-cash stock compensation	53,702	54,333	56,243
Fair value gain on interest-only strip	(5,340)	(31,065)	(39,958)
Amortization of discount on convertible senior notes	52,677	16,928	—
Impairment of long-lived assets	—	19,004	39,961
Gain on acquisition of business	(21,227)	—	—
Loss (gain) on sale of assets	19,913	(20,564)	16,045
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(2,162)	(17,014)	(24,042)
Change in merchant settlement activity	(18,907)	(176,197)	115,439
Change in other assets	(31,631)	(46,166)	(28,821)
Change in accounts payable and accrued expenses	(39,460)	(52,909)	66,646
Change in deferred revenue	(5,053)	376,273	49,886
Change in other liabilities	(19,405)	28,637	(9,566)
Data acquisition costs	(4,185)	(4,403)	(8,207)
Purchase of credit card receivables	(27,407)	(206,529)	(224,626)
Proceeds from sale of credit card receivable portfolios	53,240	102,986	218,846
Excess tax benefits from stock-based compensation	(9,040)	(2,269)	(8,163)
Other	(21,577)	(8,611)	6,729

Net cash provided by operating activities	358,414	451,019	571,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	52,354	(317,591)	(9,477)
Payments for acquired businesses, net of cash acquired	(158,901)	(2,478)	(438,163)
Proceeds from the sale of assets	4,013	14,098	—
Proceeds from sale of credit card receivable portfolios to the securitization trusts	—	91,910	—
Investments in the stock of an investee	(5,347)	—	(8,000)
Change in due from securitizations	(203,686)	(319,614)	(11,115)
Net increase in seller’s interest and credit card receivables	(429,540)	(61,339)	(117,691)
Capital expenditures	(52,970)	(49,556)	(116,652)
Proceeds from the sale of businesses	—	137,962	12,347
Change in restricted cash	(101,299)	—	—
Other	7,354	(5,910)	(6,057)

Net cash used in investing activities	(888,022)	(512,518)	(694,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	3,124,000	3,754,416	2,309,000
Proceeds from issuance of convertible senior notes	345,000	805,000	—
Repayment of borrowings	(3,094,939)	(3,799,786)	(2,113,000)
Certificates of deposit issuances	1,579,000	1,028,500	494,100
Repayments of certificates of deposit	(803,400)	(710,000)	(422,700)
Payment of capital lease obligations	(21,840)	(22,503)	(14,481)
Payment of deferred financing costs	(24,058)	(34,861)	—
Proceeds from sale leaseback transactions	—	34,221	25,949
Excess tax benefits from stock-based compensation	9,040	2,269	8,163
Proceeds from issuance of common stock	28,864	30,920	20,892
Proceeds from issuance of warrants	30,050	94,185	—
Payment for convertible note hedges	(80,765)	(201,814)	—
Purchase of prepaid forward contracts	(74,872)	—	—
Purchase of treasury shares	(445,891)	(1,000,853)	(108,536)
Other	—	—	(2,312)

Net cash provided by (used in) financing activities	570,189	(20,306)	197,075

Effect of exchange rate changes on cash and cash equivalents	15,886	(27,123)	11,976

Change in cash and cash equivalents	56,467	(108,928)	85,764
Cash and cash equivalents at beginning of year	156,911	265,839	180,075

Cash and cash equivalents at end of year*	$213,378	$156,911	$265,839

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$84,082	$68,795	$78,958

Income taxes paid, net of refunds	$73,579	$113,987	$107,516

*	Included in cash and cash equivalents in 2009, 2008 and 2007 are amounts related to discontinued operations that are included in assets of discontinued operations

See accompanying notes to consolidated financial statements

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its wholly-owned subsidiaries, the “Company”) is a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label and co-brand retail credit card programs. The Company focuses on facilitating and managing interactions between its clients and their customers through a variety of consumer marketing channels, including in-store, on-line, catalog, mail and telephone. The Company captures and analyzes data created during each customer interaction, and leverages the insight derived from that data to enable clients to identify and acquire new customers, as well as to enhance customer loyalty.

The Company operates in the following reportable segments: Loyalty Services, Epsilon Marketing Services, Private Label Services and Private Label Credit. Loyalty Services includes the Company’s Canadian AIR MILES® Reward Program. Epsilon Marketing Services provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, including email marketing campaigns. Private Label Services encompasses card processing, billing and payment processing and customer care and collections services for private label retailers. Private Label Credit provides private label retail credit card receivables financing; including securitization of the credit card receivables that it underwrites from its private label retail credit card programs.

In May 2008, the Company sold its merchant services business. In July 2008, the Company sold the majority of its utility services business. In February 2009, the Company sold the remainder of its utility services division. In November 2009, the Company terminated operations of its credit program for web and catalog retailer VENUE. All of these items are included in discontinued operations. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. In accordance with accounting principles generally accepted in the United States of America, all historical statements have been restated to conform to the discontinued operation presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ADSC and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Seller’s Interest and Credit Card Receivables— The Company sells a majority of the credit card receivables originated by World Financial Network National Bank (“WFNNB”) to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (collectively the “WFN Trusts”) as part of a securitization program. In September 2008, the Company initiated a securitization program for the credit card receivables originated by World Financial Capital Bank (“WFCB”), selling them to World Financial Capital Credit Company, LLC which in turn sells them to World Financial Capital Credit Card Master Note Trust (the “WFC Trust”).

Seller’s interest and credit card receivables consist of credit card receivables held for investment, credit card receivables held for sale, if any, and seller’s interest. All new originations of credit card receivables (except for

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of its securitization agreements, the Company is required to retain an interest in the credit card receivables, which is referred to as seller’s interest. Seller’s interest is carried at an allocated carrying amount based on fair value. The Company determines the fair value of its seller’s interest through discounted cash flow models. The estimated cash flows used include assumptions related to rates of payments and defaults, which reflect the Company’s estimate of economic and other relevant conditions. The discount rate used is based on an interest rate curve that is observable in the market place plus an unobservable credit spread.

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

Redemption Settlement Assets, Restricted—These securities relate to the redemption fund for the AIR MILES Reward Program and are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. In addition, during 2008, the Company acquired certain retained interests in the WFN Trusts. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive (loss) income. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale.

Property and Equipment—Furniture, fixtures, computer equipment and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization,

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including capital leases, are computed on a straight-line basis, using estimated lives ranging from three to 15 years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Software development (costs to create new platforms for certain of the Company’s information systems) and conversion costs (systems, programming and other related costs to allow conversion of new client accounts to the Company’s processing systems) are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, “Intangibles – Goodwill and Other – Internal – Use Software,” and are amortized on a straight-line basis over the length of the associated contract or benefit period, which generally ranges from three to five years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

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

Revenue Recognition—The Company’s policy follows the guidance from ASC 605, “Revenue Recognition,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

AIR MILES Reward Program—The Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element of the award ultimately provided to the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collector (the “Redemption element”) and the service element (the “Service element”). The Service element consists of direct marketing and support services provided to sponsors.

The fair value of the Redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the Redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base (“breakage”). The Company currently estimates breakage to be 28% of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of a mile in the periods presented. The estimated breakage changed from one-third to 28% effective June 1, 2008. See Note 10, “Deferred Revenue,” for additional information.

The revenue related to the Service element of the AIR MILES reward miles is initially deferred and amortized over the period of time beginning with the issuance of the AIR MILES reward miles and ending upon their expected redemption (the estimated life of an AIR MILES reward mile, or 42 months). Revenue associated with the Service element is recorded as part of transaction revenue.

Securitization income—Securitization income represents gains and losses on securitization of credit card receivables and interest income on seller’s interest. The Company recognized $4.2 million and $12.0 million in gains, related to the securitization of new credit card receivable portfolios accounted for as sales during 2009 and 2008, respectively. No amounts were recognized during 2007. The Company records gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represents an interest-only strip, consisting of the excess of finance charges and certain other fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the receivables. The amount initially allocated to the interest-only strip at the date of a securitization reflects the allocated original basis of the relative fair values of those interests. The amount recorded for the interest-only strip is reduced for distributions on the interest-only strip, which the Company receives from the related trust, and is adjusted for fair value gains or losses on the interest-only strip, which are recorded through earnings and mark to market adjustments to the fair value of the interest-only strip, which are reflected in other comprehensive income. Because there is not a highly liquid market for these assets, management estimates the fair value of the interest-only strip are primarily based upon discount, payment and default rates, which is the method the Company assumes that another market participant would use to value the interest-only strip.

In recording and accounting for the interest-only strip, management makes assumptions about rates of payments and defaults, which reflect economic and other relevant conditions that affect fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults will generally differ from initial estimates, and these differences could sometimes be material. If actual payment and default rates are higher than previously assumed, the value of the interest-only strip could be other than temporarily impaired at which time the decline in the fair value would be recorded in earnings.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization sales—The Company’s securitization of its credit card receivables involves the sale to a trust and is accomplished primarily through the public and private issuance of asset-backed securities by the qualified special purpose entities. The Company removes credit card receivables from its Consolidated Balance Sheets for those asset securitizations that qualify as sales in accordance with ASC 860, “Transfers and Servicing.” The Company has determined that the WFN Trusts and the WFC Trust are qualifying special purpose entities as defined by ASC 860 and that all current securitizations qualify as sales.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$176,719	$232,552	$214,441
Loss from discontinued operations	(32,985)	(26,150)	(50,380)

Net income	$143,734	$206,402	$164,061

Denominator
Weighted average shares, basic	55,765	71,502	78,403
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	612	—	—
Net effect of dilutive stock options and unvested restricted stock	1,329	2,138	2,408

Denominator for diluted calculation	57,706	73,640	80,811

Basic (per share):
Income from continuing operations	$3.17	$3.25	$2.74
Loss from discontinued operations	$(0.59)	$(0.37)	$(0.65)

Net income	$2.58	$2.88	$2.09

Diluted (per share):
Income from continuing operations	$3.06	$3.16	$2.65
Loss from discontinued operations	$(0.57)	$(0.36)	$(0.62)

Net income	$2.49	$2.80	$2.03

The Company calculates the effect of its convertible senior notes, consisting of $805.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Senior Notes due 2013”) and $345.0 million aggregate principal amount of convertible senior notes due 2014 (the “Convertible Senior Notes due 2014”), which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has the intent to settle the convertible senior notes for cash. As a result, the Company uses the treasury stock method to calculate the dilutive effect of the convertible senior notes.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2009, the Company entered into prepaid forward contracts to purchase 1,857,400 shares of its common stock for $74.9 million that are to be delivered over a settlement period in 2014. The number of shares to be delivered under the prepaid forward contracts is used to reduce weighted-average basic and diluted shares outstanding.

At December 31, 2009 and 2008, the Company excluded 17.5 million warrants and 10.3 million warrants, respectively, from the calculation of earnings per share as the effect was anti-dilutive.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive (loss) income. The Company recognized $(8.8) million, $9.8 million and $(2.3) million in foreign currency transaction gains (losses) during 2009, 2008 and 2007, respectively.

Leases—Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement.

Advertising Costs—The Company participates in various advertising and marketing programs. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses of $92.0 million, $95.4 million, and $82.6 million for the years ended 2009, 2008 and 2007, respectively. Additionally, $0.7 million, $0.4 million, and $0.9 million in advertising costs were incurred by the Company’s program for web and catalog retailer VENUE, the merchant services and utility services businesses in 2009, 2008 and 2007, respectively. Those amounts have been included in loss from discontinued operations.

Stock Compensation Expense—The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

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

Recently Issued Accounting Standards—In June 2009, the FASB issued guidance codified in ASC 860, “Transfers and Servicing,” related to accounting for transfers of financial assets and ASC 810, “Consolidation,” related to the consolidation of variable interest entities. ASC 860 removes the concept of a qualifying special purpose entity (“QSPE”) and eliminates the consolidation exception currently available for QSPEs. It is effective for financial asset transfers on or after the beginning of the first annual reporting period beginning on or after November 15, 2009 and early adoption is prohibited. ASC 810 requires an initial evaluation as well as an ongoing assessment of the Company’s involvement with the operations of the WFN Trusts and the WFC Trust and its rights or obligations to receive benefits or absorb losses of these securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of WFNNB, WFCB or their affiliates, including the Company.

The assessment of the WFN Trusts and the WFC Trust under ASC 860 and ASC 810 will result in the consolidation of the securitization trusts on the balance sheet of WFNNB, WFCB or their affiliates, including the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company, beginning January 1, 2010. Based on the carrying amounts of the trust assets and liabilities as prescribed by ASC 810, the Company expects to record a $3.4 billion increase in assets, including $0.5 billion to loan loss reserves, an increase in liabilities of $3.7 billion and a $0.4 billion decrease in stockholders’ equity.

After adoption, the Company’s results of operations will no longer reflect securitization income, but will instead report interest income, and certain other income associated with all securitized credit card receivables. Net-charge offs associated with credit card receivables will be reflected in the Company’s cost of operations. Interest expense associated with debt issued from the trusts to third-party investors will be reported in interest expense. Additionally, after adoption, the Company will no longer record initial gains on new securitization activity since securitized credit card receivables will no longer receive sale accounting treatment. Further, the Company will not record any gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because the Company’s securitization transactions will be accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from operating or investing activities.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which supersedes certain guidance in ASC 605-25, “Revenue Recognition—Multiple-Element Arrangements” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If the Company elects early adoption and the adoption is during an interim period, the Company will be required to apply this ASU retrospectively from the beginning of the Company’s fiscal year. The Company can also elect to apply this ASU retrospectively for all periods presented. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends ASC 820, “Fair Value Measurements and Disclosures” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 will be effective for interim and annual periods beginning after December 15, 2009 except for the requirement to provide the Level 3 disclosures about purchases, sales, issuances and settlements, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 will only impact disclosures and would not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events,” to remove the requirement for an entity that files or furnished financial statements with the SEC to disclose a date through which subsequent events have been evaluated in both originally issued and restated financial statements. Restated financial statements include financial statements revised as a result of correction of an error or retrospective application of U.S. GAAP. The ASU removes potential conflicts with the SEC’s literature. The Company adopted ASU 2010-09 in February 2010.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. BUSINESS ACQUISITIONS

2009 Acquisitions:

On October 30, 2009, the Company assumed the operations of the Charming Shoppes credit card program, including the service center operations associated with Charming Shoppes’ branded card programs, portfolio and securitization master trust. The transaction consisted of purchasing existing accounts and the rights to new accounts along with certain other assets that are required to support the securitization program including retained certificates and interests, cash collateral accounts and an interest-only strip, totaling a combined $158.9 million. The Company obtained control of the assets and assumed the liabilities on October 30, 2009, the acquisition date. The results of operations for this acquisition have been included since the date of acquisition and are reflected in the Private Label Services and Private Label Credit segments.

The Company engaged a third party specialist to assist it in the measurement of the fair value of the assets acquired. The fair value of the assets acquired exceeded the cost of the acquisition. Consequently, the Company reassessed the recognition and measurement of the identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. The excess value of the net assets acquired over the purchase price has been recorded as a bargain purchase gain, which is included in gain on acquisition of a business in the Company’s consolidated statements of income. The following table summarizes the fair values of the assets acquired and liabilities assumed in the Charming Shoppes’ acquisition as of the date of purchase.

As of October 30, 2009
(In thousands)
Current assets	$24,910
Property, plant and equipment	491
Due from securitization	108,554
Identifiable intangible assets	67,200

Total assets acquired	201,155

Current liabilities	8,500
Deferred tax liability	12,527

Total liabilities assumed	21,027

Net assets acquired	$180,128
Total consideration paid	158,901

Gain on business combination	$21,227

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $435.0 million plus other incremental costs as defined in the agreement for a total of approximately $439.3 million.

The results of operations for Abacus have been included since the date of acquisition and were reflected in the Epsilon Marketing Services segment. The goodwill resulting from the acquisition of the Purchased Assets was deductible for tax purposes.

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

The following unaudited pro forma results of operations of the Company are presented as if the Abacus acquisition was completed as of the beginning of the year ended December 31, 2007. The following unaudited pro forma financial information is not necessarily indicative of the actual results of operations that the Company would have experienced assuming the acquisition had been completed as of January 1, 2007.

Year ended December 31, 2007
(In thousands)
Revenues	$1,970,807
Net income	167,354
Basic net income per share	2.07
Diluted net income per share	2.01

4. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

In March 2008, the Company determined that its merchant and utility services businesses were not aligned with the Company’s long-term strategy and committed to a plan of disposition and began exploring the potential sale of these businesses. The sales of these businesses were completed in February 2009. In November 2009, the Company terminated the operation of its credit program for web and catalog retailer VENUE. These have been reported as discontinued operations in this Annual Report on Form 10-K. The results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations.

Merchant Services

In May 2008, the Company entered into an agreement with Heartland Payment Systems, Inc. (“Heartland”) to sell the merchant services business for approximately $77.5 million, of which $1.5 million was held in escrow.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sale was completed on May 30, 2008, and the Company received net proceeds of approximately $90.3 million, which included approximately $14.3 million for the payment of net working capital. In connection with the sale, the Company recognized a pre-tax gain of approximately $29.0 million, which was included in loss from discontinued operations and reflected in the Corporate/Other segment. In connection with the sale, the Company entered into an interim transition services agreement with Heartland for a period of nine months to provide card processing and certain other services to Heartland’s merchants, including receipt of funds from card associations and settlement through the Company’s private label credit card banking subsidiary, WFNNB.

Utility Services

In July 2008, the Company entered into a definitive agreement with VTX Holdings Limited, and its subsidiaries Vertex U.S. Holdings II Inc. and Vertex Canada Holdings II Limited to sell the majority of the utility services business (excluding certain retained assets and liabilities). The sale was completed on July 25, 2008, and the Company received net proceeds of approximately $47.7 million. As a result of the sale, the Company recorded a pre-tax loss of approximately $20.7 million during 2008, which was included in loss from discontinued operations and is reflected in the Corporate/Other segment. Additionally, in March 2008, the Company recorded a $15.0 million impairment charge of goodwill based on the estimated enterprise value of the utility services business.

The Company retained a portion of the utility services business and recorded an impairment charge related to this group of assets of $4.0 million in June 2008. Prior to this, in the third quarter of 2007, the Company determined that certain long-lived assets, including internally developed software, certain customer relationship assets, and other assets, had been impaired. The Company recognized approximately $40.0 million as a non-cash asset write-down, with the impairment charge included in loss from discontinued operations.

The Company completed the sale of the remainder of its utilities services business in February 2009 and recorded a $19.9 million pre-tax loss for the year ended December 31, 2009.

In addition, the Company entered into transition services and co-location agreements to provide such former utility client with certain services or access to certain facilities for varying terms through the fourth quarter of 2010. Subsequently, the Company entered into agreements to outsource the majority of its corporate information technology services to Fujitsu America, Inc. commencing with the third quarter of 2009. Pursuant to those agreements, responsibility for these transition services and co-location agreements will be transferred to Fujitsu America, Inc.

VENUE

The Company recorded a $17.5 million after-tax loss in 2009 related to the termination of its program for web and catalog retailer VENUE, which is reflected in both the Private Label Services and Private Label Credit segments. This termination has been treated as a discontinued operation under ASC 205-20. VENUE offered high ticket luxury goods sold exclusively through the web and catalogs, with financing (provided by the Company starting in late 2008) that allowed for an interest-free period and installment payments thereafter. The Company believes that negative account selection combined with the recessionary environment were the primary causes of the venture’s insolvency. VENUE was the Company’s only client in this niche retail vertical, and the Company has no plans to participate in any future ventures in that segment.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized Financial Information

The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	December 31, 2009	December 31, 2008
	(In thousands)
Assets:
Trade receivables, net	$—	$31,855
Seller’s interest and credit card receivables, net	34,623	26,633
Other assets	—	1,356
Property and equipment, net	—	683

Assets of discontinued operations	$34,623	$60,527

Liabilities:
Accounts payable	$—	$1,160
Accrued expenses	—	18,738
Other current liabilities	—	3,048
Other liabilities	—	2,044

Liabilities of discontinued operations	$—	$24,990

The following table summarizes the operating results of the discontinued operations.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue	$(10,212)	$173,754	$329,031

Loss before provision for income taxes	(52,131)	(40,152)	(77,092)
Benefit from income taxes	19,146	14,002	26,712

Loss from discontinued operations	$(32,985)	$(26,150)	$(50,380)

2007 Dispositions:

On November 7, 2007, the Company sold ADS MB Corporation, which operated its mail services business which was included in the Corporate / Other segment. The Company received total proceeds of $12.3 million and recognized a pre-tax loss of approximately $16.0 million. Because this operation was immaterial, it was not included in discontinued operations.

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

	December 31, 2009				December 31, 2008
	Unrealized				Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$71,641	$—	$—	$71,641	$125,906	$—	$—	$125,906
Government bonds	41,026	1,205	—	42,231	40,246	511	—	40,757
Corporate bonds(1)	453,447	8,473	(1,788)	460,132	371,954	1,562	(8,585)	364,931

Total	$566,114	$9,678	$(1,788)	$574,004	$538,106	$2,073	$(8,585)	$531,594

(1)

Included in corporate bonds in 2009 and 2008 is an investment in retained interests in the WFN Trusts with a fair value of $73.9 million and $28.6 million, respectively. After the adoption of ASC 860, “Transfers and Servicing,” these amounts will be eliminated with the consolidation of the WFN Trusts.

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2009 and 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		December 31, 2009 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	98,448	(1,646)	7,705	(142)	106,153	(1,788)

Total	$98,448	$(1,646)	$7,705	$(142)	$106,153	$(1,788)

	Less than 12 months		December 31, 2008 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	176,845	(8,170)	26,704	(415)	203,549	(8,585)

Total	$176,845	$(8,170)	$26,704	$(415)	$203,549	$(8,585)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of December 31, 2009, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at December 31, 2009 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$202,023	$203,451
Due after one year through five years	310,171	314,822
Due after five years through ten years	53,920	55,731
Due after ten years	—	—

Total	$566,114	$574,004

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2008
	(In thousands)
Software development and conversion costs	$128,305	$113,310
Computer equipment and purchased software	107,861	101,897
Furniture and fixtures	54,375	50,266
Leasehold improvements	65,118	57,248
Capital leases	67,336	79,913
Construction in progress	16,665	5,776

Total	439,660	408,410
Accumulated depreciation	(274,648)	(240,202)

Property and equipment, net	$165,012	$168,208

Depreciation expense totaled $41.9 million, $58.2 million, and $51.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, and includes amortization of capital leases. Amortization associated with capitalized software development and conversion costs totaled $23.4 million, $14.5 million, and $13.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

7. SECURITIZATION OF CREDIT CARD RECEIVABLES

The Company regularly securitizes its credit card receivables to the WFN Trusts and the WFC Trust. During the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum. The Company’s outstanding securitizations are scheduled to begin their amortization or accumulation periods at various times between 2010 and 2013.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the maturities of borrowing commitments as of December 31, 2009 for the WFN Trusts and the WFC Trust by year:

	2010	2011	2012	2013	2014 & Thereafter	Total
	(In millions)
Public notes	$265.4	$1,158.9	$730.4	$899.7	$—	$3,054.4
Private conduits(1)	2,549.6	—	—	—	—	2,549.6

Total	$2,815.0	$1,158.9	$730.4	$899.7	$—	$5,604.0

(1)	Amount represents borrowing capacity, not outstanding borrowings.

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

In August 2009, World Financial Network Credit Card Master Note Trust issued $949.3 million of term asset-backed securities to investors, including those participating in the U.S. government’s TALF program. The offering consisted of $500.0 million of Series 2009-B asset-backed notes (the “Series B Notes”), $139.2 million of Series 2009-C asset-backed notes (the “Series C Notes”), and $310.1 million of Series 2009-D asset-backed notes (the “Series D Notes”). The Series B Notes will mature in July 2012 and are comprised of $395.0 million of Class A notes that have a fixed interest rate of 3.8% per year and $18.7 million of Class M, $23.8 million of Class B, and $62.5 million of Class C zero-coupon bonds which were retained by the Company. The Series C Notes will mature in July 2010 and are comprised of $110.0 million of Class A notes that have a fixed interest rate of 2.4% per year and $5.2 million of Class M, $6.6 million of Class B, and $17.4 million of Class C zero-coupon bonds which were retained by the Company. The Series D Notes will mature in July 2013 and are comprised of $245.0 million of Class A notes that have a fixed interest rate of 4.7% per year and $11.6 million of Class M, $14.7 million of Class B, and $38.8 million of Class C zero-coupon bonds which were retained by the Company.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 2010. As part of this transaction, the Company increased its retained interests in subordinated notes by $20.3 million, from $12.7 million to $33.0 million.

In October 2009, World Financial Network Credit Card Master Note Trust II issued a 2009-VFC conduit facility, with commitments totaling $227.3 million maturing October 2010. As part of this transaction, the Company’s retained interests were $30.9 million.

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

In September 2008, World Financial Network Credit Card Master Note Trust issued $120.8 million of Class A Series 2008-B asset backed notes that have a fixed interest rate of 5.55% per year, $5.7 million of Class M Series 2008-B asset backed notes that have a fixed interest rate of 7.80% per year, $7.3 million of Class B Series 2008-B asset backed notes that have a fixed rate of 10.00% per year and $19.1 million of Class C Series 2008-B asset backed notes that have a fixed interest rate of 10.50% per year. These notes matured in December 2009.

Retained Interests in Securitized Assets and Fair Value Measurement

The Company retains an interest in its securitization programs through seller’s interest, retained interest in securitization trust, and interest-only strips. Seller’s interest and credit card receivables, less allowance for doubtful accounts consists of:

	December 31,
	2009	2008
	(In thousands)
Seller’s interest	$297,108	$182,428
Credit card receivables	646,355	444,838
Other receivables	24,827	23,798
Allowance	(54,884)	(38,124)

	$913,406	$612,940

The following table summarizes the carrying values of the Company’s subordinated retained interest reported in due from securitizations:

	December 31,
	2009	2008
	(In thousands)
Spread deposits	$206,678	$175,384
Interest-only strips	207,417	169,241
Retained interest in securitization trust	568,153	259,612
Excess funding deposits	10,275	97,110

	$992,523	$701,347

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

Seller’s interest is recorded at the allocated carrying amount based on relative fair value. Changes in the fair values of the Company’s seller’s interest are recorded through securitization income and finance charges, net, in the consolidated statements of income. The spread deposits and interest-only strips are recorded at their fair value. Fair value is determined by computing the present value of the estimated cash flows, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including payment rates, delinquency, default and loss assumptions. Interest-only strips, seller’s interest and other interests retained are periodically evaluated for impairment based on the fair value of those assets.

The fair values of interest-only strips and other interests retained, including retained interest in securitization trust, are based on a review of actual cash flows and on other factors affecting the amounts and timing of the cash flows from each of the underlying credit card receivable pools. Based on this analysis, assumptions are validated or revised as deemed necessary, the amounts and the timing of anticipated cash flows are estimated, and fair values are determined. The Company has one collateral type, credit card receivables, which are comprised of both private label and co-brand retail credit card receivables.

Retained interest in securitization trust, included in due from securitizations, represents the Company’s investment in subordinated notes sold by the WFN Trusts and the WFC Trust. These investments are classified as available-for-sale, and changes in fair value are recorded through other comprehensive (loss) income. The Company has not realized any gains or losses associated with the retained interests held.

As of December 31, 2009, the Company had a cost basis in its retained interest of $662.9 million with an unrealized loss of $95.6 million, all of which has been unrealized for less than twelve months. As of December 31, 2008, the Company had a cost basis in its retained interest of $308.7 million with an unrealized loss of $49.8 million, all of which had been unrealized for less than twelve months.

As of December 31, 2009, the Company does not consider the investments to be other-than-temporarily impaired. Upon adoption of ASC 860, “Transfers and Servicing,” these retained interests will be eliminated with the consolidation of the WFN Trusts and the WFC Trust.

At December 31, 2009, key economic assumptions and the sensitivity of the current fair value of residual cash flows to an immediate 10% and 20% adverse change in the assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of interest-only strips	$207,417	—	—
Weighted average life	8.13 – 12 months	$(16,246)	$(31,549)
Discount rate	14.6% – 18.0%	(921)	(1,826)
Expected yield, net of dilution	23.7% – 40.4%	(50,775)	(100,534)
Base rate(1)	0.2% – 1.4%	(123)	(410)
Net charge-off rate	8.6% – 10.8%	(16,537)	(33,002)

(1)	Base rate assumptions do not factor any changes in spreads with respect to future refinancings.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, key economic assumptions and the sensitivity of the current fair value of the Company’s seller’s interest and retained interest of the subordinated notes to an immediate 10% and 20% adverse change in the assumptions are as follows:

	Assumptions	Impact on Fair Value of 10% Change	Impact on Fair Value of 20% Change
	(In thousands)
Fair value of seller’s interest	$297,108	—	—
Weighted average life	10.5 – 11.5 months	$(1,423)	$(2,850)
Discount rate	2.0%	(624)	(1,247)
Expected yield, net of dilution	25.4% – 26.0%	(3,388)	(6,777)
Net charge-off rate	8.6% – 11.4%	(1,137)	(2,274)
Fair value of subordinated notes—retained(1)	$640,233	—	—
Discount rate	5.3% – 35.1%	(9,811)	(19,402)

(1)	Includes those investments held by Loyalty Services and included in redemption settlement assets. See Note 5, “Redemption Settlement Assets.”

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

Spread deposits, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts and the WFC Trust. The fair value of spread deposits is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted market rate. The amount required to be deposited is approximately 4.8% of the investor’s interest in the WFN Trusts and the WFC Trust. Spread deposits are generally released proportionately as investors are repaid, although some spread deposits are released only when investors have been paid in full. None of these spread deposits were required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2009.

Portfolio Acquisitions

In October 2009, WFNNB, one of the Company’s wholly-owned subsidiaries, acquired the existing private label credit card portfolio of Big M, Inc. and entered into a multi-year agreement to provide private label credit card services. The total purchase price was approximately $27.4 million. These assets are included in seller’s interest and credit card receivables in the consolidated balance sheets.

In December 2008, WFCB, one of the Company’s wholly-owned subsidiaries, acquired the existing private label credit card portfolio of HSN and entered into a multi-year agreement to provide both private label and co-brand credit card services. The total purchase price was approximately $141.7 million. These assets are included in seller’s interest and credit card receivables in the consolidated balance sheets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portfolio Sales to the Securitization Trusts

In June 2009, the Company sold two portfolios of credit card receivables, which were acquired in 2008, to the securitization trusts. The Company sold a net principal balance of $60.5 million at par, retaining $7.3 million in a spread deposit account, which is included in due from securitizations in the consolidated balance sheets. The gain on the sale was approximately $4.2 million, which is included in securitization income and finance charges, net in the consolidated statements of income. The net proceeds from the sale of $53.2 million are included in net cash provided by operating activities in the consolidated statements of cash flows.

In June 2008, the Company sold a portfolio of credit card receivables which were held for investment to the securitization trusts. The Company sold a net principal balance of $100.7 million, retaining $8.8 million in a spread deposit account, which is included in due from securitizations in the consolidated balance sheets. The gain on sale was approximately $5.0 million which is included in securitization income and finance charges, net in the consolidated statements of income. The net proceeds of $91.9 million from the sale are included in net cash used in investing activities in the consolidated statements of cash flows.

In September 2008, the Company sold a portfolio of credit card receivables to the securitization trusts. The Company sold a net principal balance of $130.4 million, retaining $14.0 million in a cash collateral account along with an interest in Class C bonds of $13.4 million, both of which are included in due from securitizations in the consolidated balance sheets. The gain on sale was approximately $7.0 million, which is included in securitization income and finance charges, net in the consolidated statements of income. The proceeds of $103.0 million from the sale are included in net cash provided by operating activities in the consolidated statements of cash flows.

Other Disclosures

The table below summarizes certain cash flows received from and paid to securitization trusts:

	Years Ended December 31,
	2009	2008	2007
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$4,748.1	$6,619.7	$7,070.3
Proceeds from new securitizations	2,844.4	955.4	600.0
Proceeds from collections in revolving period transfers	6,290.6	6,211.1	6,552.4
Purchases of previously transferred financial assets	—	—	218.8
Servicing fees received	72.4	67.6	68.5
Cash flows received on the interest that continue to be held by the transferor
Cash flows received on interest-only strip	418.7	485.1	516.0
Cash flows received on subordinated notes retained	29.4	9.4	3.7
Cash flows received on seller’s interest	60.0	29.2	29.3

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present quantitative information about the components of total credit card receivables managed, delinquencies and net charge-offs:

	December 31,
	2009	2008
	(In millions)
Total credit card receivables managed	$5,347.3	$4,502.2
Less credit card receivables securitized	4,700.9	4,057.4

Credit card receivables	$646.4	$444.8

Principal amount of managed credit card receivables 90 days or more past due	$161.6	$127.1

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net managed charge-offs	$404,382	$286,987	$227,393

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31,
	2009	2008
	(In millions)
Total credit card receivables securitized	$4,700.9	$4,057.4

Principal amount of securitized credit card receivables 90 days or more past due	$148.2	$111.7

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net securitized charge-offs	$367,723	$243,852	$197,404

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent card members who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the twelve months ended December 31, 2009, 2008 and 2007, the Company’s re-aged accounts represented 1.8%, 1.9%, and 0.8%, respectively, of total credit card receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(121,540)	$64,888	5-10 years—straight line
Premium on purchased credit card portfolios	155,227	(46,936)	108,291	3-10 years—straight line, accelerated
Collector database	66,541	(56,316)	10,225	30 years—15% declining balance
Customer database	160,564	(57,043)	103,521	4 -10 years—straight line
Noncompete agreements	2,522	(1,986)	536	3-5 years—straight line
Tradenames	11,658	(3,674)	7,984	4 -10 years—straight line
Purchased data lists	17,178	(8,376)	8,802	1-5 years—straight line, accelerated

	$600,118	$(295,871)	$304,247
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$612,468	$(295,871)	$316,597

	December 31, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(96,435)	$89,993	5-10 years—straight line
Premium on purchased credit card portfolios	84,344	(35,925)	48,419	3-10 years—straight line, accelerated
Collector database	57,528	(47,096)	10,432	30 years—15% declining balance
Customer databases	160,103	(41,194)	118,909	4-10 years—straight line
Noncompete agreements	2,425	(1,554)	871	3-5 years—straight line
Favorable lease	1,000	(886)	114	4 years—straight line
Tradenames	11,542	(2,361)	9,181	4 -10 years—straight line
Purchased data lists	12,994	(5,487)	7,507	1-5 years— straight line, accelerated

	$516,364	$(230,938)	$285,426
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$528,714	$(230,938)	$297,776

In the 2009 acquisition of the Charming Shoppes’ portfolio, the Company acquired $67.2 million of intangible assets. The assets included in premium on purchased credit card portfolios are comprised of a marketing relationship of $48.0 million and a customer relationship of $19.2 million, which are being amortized over a weighted average life of 10 years and 5.1 years, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to the intangible assets was approximately $60.1 million, $63.1 million, and $61.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For Years Ending December 31,
(In thousands)
2010	$67,138
2011	54,928
2012	49,037
2013	43,046
2014	35,856
2015 & thereafter	54,242

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, respectively, are as follows:

	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2007	$248,996	$675,045	$261,732	$—	$—	$1,185,773
Goodwill acquired during year	1,091	—	—	—	—	1,091
Effects of foreign currency translation	(46,198)	(7,756)	—	—	—	(53,954)
Other, primarily final purchase price adjustments	618	262	—	—	—	880

December 31, 2008	204,507	667,551	261,732	—	—	1,133,790
Effects of foreign currency translation	30,233	2,379	—	—	—	32,612
Other, primarily final purchase price adjustments	(127)	—	—	—	—	(127)

December 31, 2009	$234,613	$669,930	$261,732	$—	$—	$1,166,275

The Company completed annual impairment tests for goodwill on July 31, 2009, 2008 and 2007 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2010, unless circumstances exist that indicate that an impairment may have occurred.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008
	(In thousands)
Accrued payroll and benefits	$66,501	$81,126
Accrued taxes	2,656	6,741
Accrued other liabilities	58,855	55,789

Accrued expenses	$128,012	$143,656

10. DEFERRED REVENUE

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received at issuance is deferred. The Company allocates the proceeds from the issuance of AIR MILES reward miles into two components as follows:

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

In May 2008, the Loyalty Services segment secured a comprehensive long-term renewal and expansion agreement with Bank of Montreal (“BMO”), as a sponsor in its AIR MILES Reward Program, pursuant to which BMO transferred to the Company the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by BMO as a sponsor. Under the terms of the agreement, BMO paid the Company approximately $369.9 million for the assumption of that liability, all of which was placed in the Company’s redemption settlement asset account to be utilized to cover the cost of redemptions of outstanding AIR MILES reward miles issued by BMO under the previous arrangement. Historically, due to the nature of their contractual arrangement, miles issued by BMO have been excluded from the Company’s estimate of breakage as BMO had the responsibility of redemption, and therefore, no breakage estimate was required and prior to the second quarter 2008, the redemption liability was not included in the table below.

However, changing the nature of the agreement required the Company to include these miles in its analysis, which impacted the redemption rate and the Company’s estimate of breakage. After evaluating the impact of this transaction, the Company changed its estimate of breakage from one-third to 28%. The change in estimate had no impact on the total redemption liability, but reduced the amount of deferred breakage within the redemption

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability that is expected to be recognized over the expected life of the mile. The change in estimate did not have a material impact to the Company’s consolidated financial statements for the year ended December 31, 2008.

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2007	$272,317	$556,031	$828,348
Cash proceeds	175,963	369,871	545,834
Cash proceeds from the assumption of the BMO liability	—	369,858	369,858
Revenue recognized	(139,744)	(404,132)	(543,876)
Other	—	(1,399)	(1,399)
Effects of foreign currency translation	(57,364)	(145,767)	(203,131)

December 31, 2008	251,172	744,462	995,634
Cash proceeds	159,181	452,837	612,018
Revenue recognized	(144,518)	(468,682)	(613,200)
Other	—	(3,889)	(3,889)
Effects of foreign currency translation	40,501	115,082	155,583

December 31, 2009	$306,336	$839,810	$1,146,146

Amounts recognized in the consolidated balance sheets:
Current liabilities	$145,120	$839,810	$984,930

Non-current liabilities	$161,216	$—	$161,216

11. DEBT

Debt consists of the following:

	December 31,
	2009	2008
	(In thousands)
Certificates of deposit	$1,465,000	$688,900
Credit facility	487,000	365,000
Senior notes	250,000	500,000
Term loan	161,000	—
Convertible senior notes due 2013	612,058	569,100
Convertible senior notes due 2014	238,869	—
Capital lease obligations and other debt	33,425	57,175

	3,247,352	2,180,175
Less: current portion	(824,463)	(709,449)

Long-term portion	$2,422,889	$1,470,726

Certificates of Deposit

Terms of the certificates of deposit range from one month to five years with annual interest rates ranging from 0.2% to 5.3% at December 31, 2009 and 2.8% to 5.7% at December 31, 2008. Interest is paid monthly and at maturity.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility

The Company is party to a credit agreement, among it, ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management LLC, as guarantors, Bank of Montreal, as administrative agent and letter of credit issuer, and various other agents and banks, dated September 29, 2006, as amended (the “Credit Facility”). The Credit Facility provides for a $750.0 million revolving line of credit with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans.

The Credit Facility is unsecured. On March 30, 2007, the Company amended the Credit Facility to extend the lending commitments that were scheduled to terminate on September 29, 2011 to March 30, 2012. In addition, the March 2007 amendment adjusted the senior leverage ratio applicable to the various levels set forth in the Credit Facility and the margin applicable to Eurodollar loans to those reflected below. On June 16, 2008, the Company further amended the Credit Facility to modify certain defined terms and negative covenants regarding the Company’s ability, and in certain instances, its subsidiaries’ ability, to create liens, repurchase stock and make investments. The June 2008 amendment also replaced the financial covenant establishing a maximum ratio of total capitalization with a financial covenant establishing a maximum ratio of total leverage, with each such term defined in the Credit Facility.

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

At December 31, 2009, borrowings under the Credit Facility were $487.0 million with a weighted average interest rate of 1.1%. Total availability under the credit facility at December 31, 2009 was approximately $263.0 million. As of December 31, 2009, the Company was in compliance with its financial covenants under the Credit Facility.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company repaid the $250.0 million aggregate principal amount of 6.00% Series A Notes at its scheduled maturity of May 16, 2009. As of December 31, 2009, the Company was in compliance with its financial covenants.

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

At December 31, 2009, borrowings under the Term Loan were $161.0 million with a weighted-average interest rate of 3.2%. As of December 31, 2009, the Company was in compliance with its covenants.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Senior Notes

Due 2014

In the second quarter of 2009, the Company issued $345.0 million aggregate principal amount of Convertible Senior Notes due 2014, which included an over-allotment of $45.0 million. Holders of the Convertible Senior Notes due 2014 have the right to require the Company to repurchase for cash all or some of their Convertible Senior Notes due 2014 upon the occurrence of certain fundamental changes.

The Convertible Senior Notes due 2014 are governed by an indenture dated June 2, 2009 between the Company and the Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the indenture, the Convertible Senior Notes due 2014 are general unsecured senior obligations of the Company, pay interest semi-annually in arrears at a rate of 4.75% per annum on May 15 and November 15 of each year beginning November 15, 2009, will be convertible during certain periods and under certain circumstances and, subject to earlier repurchase by the Company or conversion, will mature on May 15, 2014. The Company may not redeem the Convertible Senior Notes due 2014 prior to their maturity date.

Holders may convert their Convertible Senior Notes due 2014 at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Senior Notes due 2014, in equal multiples of $1,000 principal amounts, under the following circumstances:

•

during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2009, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of $47.57 of the Convertible Senior Notes due 2014 on the last day of such preceding fiscal quarter;

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

Concurrently with the pricing of the Convertible Senior Notes due 2014 and the exercise of the over-allotment option, the Company entered into convertible note hedge transactions with respect to its common stock with the following affiliates of three of the initial purchasers: J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch; Bank of America, N.A.; and Barclays Capital Inc., as agent for Barclays Bank PLC (together, the “2014 Hedge Counterparties”), which cover, subject to customary anti-

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilution adjustments, approximately 7.3 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Senior Notes due 2014 (the “2014 Convertible Note Hedges”).

Separately but also concurrently with the pricing of the Convertible Senior Notes due 2014 and the exercise of the over-allotment option, the Company entered into warrant transactions whereby it sold to the 2014 Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 7.3 million shares of its common stock at an initial strike price of approximately $70.54 (the “2014 Convertible Note Warrants”). The 2014 Convertible Note Warrants will be exercisable and will expire in 79 equal tranches of 45,331 warrants and an 80th tranche of 45,405 warrants for one of the 2014 Hedge Counterparties and will be exercisable and will expire in 79 equal tranches of 22,665 warrants and an 80th tranche of either 22,741 or 22,743 warrants with respect to the remaining two 2014 Hedge Counterparties, beginning on August 13, 2014 and continuing on each business day through December 4, 2014 as to each of the 2014 Hedge Counterparties.

The cost of the 2014 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2014 Convertible Note Warrants, was approximately $50.7 million. The Company accounted for the 2014 Convertible Note Hedges and 2014 Convertible Note Warrants as equity instruments in accordance with the guidance in ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity.” Accordingly, the cost of the 2014 Convertible Note Hedges and the proceeds from the sale of the 2014 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2009.

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

Due 2013

In the third quarter of 2008, the Company issued $700.0 million aggregate principal amount of Convertible Senior Notes due 2013. The Company granted to the initial purchases of the Convertible Senior Notes due 2013 an option to purchase up to an additional $105.0 million aggregate principal amount of the Convertible Senior Notes due 2013 solely to cover over-allotments, if any, which was exercised in full on August 4, 2008. Holders of the Convertible Senior Notes due 2013 have the right to require the Company to repurchase for cash all or some of their Convertible Senior Notes due 2013 upon the occurrence of certain fundamental changes.

The Convertible Senior Notes due 2013 are governed by an indenture dated July 29, 2008 between the Company and the Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the indenture, the Convertible Senior Notes due 2013 are general unsecured senior obligations of the Company, pay interest semi-annually in arrears at a rate of 1.75% per annum on February 1 and August 1 of each year beginning February 1, 2009, will be convertible during certain periods and, under certain circumstances and subject to earlier repurchase by the Company or conversion, will mature on August 1, 2013. The Company may not redeem the Convertible Senior Notes due 2013 prior to their maturity date.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holders may convert their Convertible Senior Notes due 2013 at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Senior Notes due 2013, in equal multiples of $1,000 principal amounts, under the following circumstances:

•

during any fiscal quarter (and only during such fiscal quarter) after the fiscal quarter ending December 31, 2008, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of $78.50 of the Convertible Senior Notes due 2013 on the last day of such preceding fiscal quarter;

•

during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes due 2013 for each day of that measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate of the Convertible Senior Notes due 2013 on each such day; or

•	upon the occurrence of certain specified corporate transactions.

In addition, holders may convert their Convertible Senior Notes due 2013 at their option at any time beginning on April 2, 2013 and ending on the close of business on the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing circumstances.

Upon conversion, holders of the Convertible Senior Notes due 2013 will receive, at the election of the Company, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on the applicable conversion rate at such time. It is the Company’s current intention and policy to settle the principal amount (or the amount of the Company’s conversion obligation, if less) of the Convertible Senior Notes due 2013 in cash upon conversion. The Convertible Senior Notes due 2013 have an initial conversion rate of 12.7392 shares of common stock per $1,000 principal amount of the Convertible Senior Notes due 2013 (which is equal to an initial conversion price of approximately $78.50 per share), representing an initial conversion premium of approximately 22.5% above the closing price of $64.08 per share of the Company’s common stock on July 23, 2008.

Concurrently with the pricing of the Convertible Senior Notes due 2013, on July 23, 2008, the Company entered into convertible note hedge transactions with respect to its common stock (the “2013 Convertible Note Hedges”) with J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch, and Bank of America, N.A., affiliates of two of the initial purchasers (together, the “2013 Hedge Counterparties”). The 2013 Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 8.9 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Senior Notes due 2013. Following the exercise of the over-allotment option in full on August 4, 2008, the 2013 Convertible Note Hedges cover approximately 1.3 million additional shares of the Company’s common stock, subject to customary anti-dilution adjustments.

Separately but also concurrently with the pricing of the Convertible Senior Notes due 2013, on July 23, 2008, the Company entered into warrant transactions whereby it sold to the 2013 Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 8.9 million shares of its common stock at an initial strike price of approximately $112.14 (the “2013 Convertible Note Warrants”). Following the exercise of the Convertible Senior Notes due 2013 over-allotment option in full on August 4, 2008, the 2013 Convertible Note Warrants were amended to permit the 2013 Hedge Counterparties to acquire, subject to customary anti-dilution adjustments, up to approximately 1.3 million additional shares of the Company’s common stock. The amended 2013 Convertible Note Warrants will be exercisable and will expire in 79 equal

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tranches of 64,094 warrants and an 80th tranche of 64,102 warrants with respect to each of the 2013 Hedge Counterparties beginning on October 30, 2013 and continuing on each business day through February 25, 2014.

The cost of the 2013 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2013 Convertible Note Warrants, was approximately $93.6 million. The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants are generally expected to offset the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes due 2013 to the extent that the Company’s common stock price does not exceed $112.41 at the time of the exercise of the 2013 Convertible Note Warrants. The cost of the additional 2013 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the additional 2013 Convertible Note Warrants, related to the exercise of the over-allotment on August 4, 2008, was $14.0 million. The Company accounted for the 2013 Convertible Note Hedges and 2013 Convertible Note Warrants in accordance with the guidance in ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity.” The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants meet the requirements under ASC 815-40 to be accounted for as equity instruments. Accordingly, the cost of the 2013 Convertible Note Hedges and the proceeds from the sale of the 2013 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2009.

The table below summarizes the carrying value of the components of the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014:

	December 31,
	2009	2008
	(In thousands)
Carrying amount of equity component	$368,678	$252,828

Principal amount of liability component	$1,150,000	$805,000
Unamortized discount	(299,073)	(235,900)

Net carrying value of liability component	$850,927	$569,100

If-converted value of common stock	$1,130,852	$477,168

The discount on the liability component will be amortized as interest expense over the remaining life of the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014 which is a weighted-average period of 3.8 years.

Interest expense on the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014 recognized in the Company’s consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Interest expense calculated on contractual interest rate	$23,556	$5,948	$—
Amortization of discount on liability component	52,677	16,928	—

Total interest expense on convertible senior notes	$76,233	$22,876	$—

Effective interest rate	11.0%	9.7%	—%

Other—The Company has other minor borrowings, primarily capital leases, with varying interest rates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities—Debt at December 31, 2009 matures as follows (in thousands):

2010	$824,463
2011	642,077
2012	776,372
2013(1)	856,213
2014(2)	447,300
Thereafter	—

Total maturities	3,546,425
Unamortized discount on convertible senior notes	(299,073)

$3,247,352

(1)	Includes $805.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2013.

(2)	Includes $345.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2014.

12. INCOME TAXES

The Company files a consolidated federal income tax return.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Components of income from continuing operations before income taxes:
Domestic	$127,939	$235,019	$258,268
Foreign	135,007	145,132	93,576

Total	$262,946	$380,151	$351,844

Components of income tax expense are as follows:
Current
Federal	$4,645	$27,409	$92,110
State	3,586	10,167	9,443
Foreign	60,521	88,939	62,718

Total current	68,752	126,515	164,271
Deferred
Federal	653	48,157	(22,626)
State	4,889	1,352	5,181
Foreign	11,933	(28,425)	(9,423)

Total deferred	17,475	21,084	(26,868)

Total provision for income taxes	$86,227	$147,599	$137,403

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Expected expense at statutory rate	$92,031	$133,053	$123,145
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	5,280	10,277	8,295
Foreign earnings at other than United States rates	(3,137)	(2,697)	405
Non-deductible expenses	4,625	4,705	5,112
State law changes, net of federal expense	228	(2,790)	1,169
Canadian tax rate reductions	14,159	2,727	10,712
Tax credits	(8,333)	(791)	(14,680)
Non-taxable gain on business acquisition	(7,429)	—	—
Reduction of prior year tax positions	(6,550)	—	—
Lapse of statute of limitations	(4,891)	—	—
Other	244	3,115	3,245

Total	$86,227	$147,599	$137,403

Deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets
Deferred revenue	$143,232	$135,276
Allowance for doubtful accounts	31,348	15,499
Net operating loss carryforwards and other carryforwards	195,273	104,376
Depreciation	8,053	15,428
Stock-based compensation and other employee benefits	17,216	27,795
Fair value adjustments	31,895	21,822
Accrued expenses and other	25,188	28,911

Total deferred tax assets	452,205	349,107
Valuation allowance	(116,132)	(70,222)

Deferred tax assets, net of valuation allowance	336,073	278,885

Deferred tax liabilities
Deferred income	$90,963	$48,492
Convertible note hedges	25,498	16,737
Servicing rights	72,513	63,762
Intangible assets	90,356	70,861

Total deferred tax liabilities	279,330	199,852

Net deferred tax asset	$56,743	$79,033

Amounts recognized in the consolidated balance sheets:
Current assets	$197,455	$201,895

Non-current liabilities	$140,712	$123,476

Discontinued operations net deferred tax asset (included in assets of discontinued operations)	$—	$614

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company has approximately $61.3 million of U.S. federal net operating loss carryovers (“NOLs”), approximately $32.5 million of capital losses, and approximately $129.3 million of tax credits (“credits”), which expire at various times through the year 2024. Included in the $129.3 million of credits are foreign tax credits resulting from distributions of foreign affiliates. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs and approximately $1.5 million of tax credits are subject to an annual limitation. The Company believes it is more likely than not that a portion of the federal NOLs and credits will expire before being utilized. Therefore, in accordance with ASC 740-10, “Income Taxes—Overall—Initial Measurement,” the Company has established a valuation allowance on the portion of NOLs and credits that the Company expects to expire prior to utilization. The Company also believes it is more likely than not that the capital losses and a portion of the credits not subject to Section 382 limitations will expire before being utilized. Therefore, the Company has established a valuation allowance against the total amount of the capital losses and against the portion of the credits that are expected to expire prior to utilization.

At December 31, 2009, the Company has state income tax NOLs of approximately $421.7 million, state capital losses of approximately $32.5 million, and state credits of approximately $6.7 million available to offset future state taxable income. The state NOLs, capital losses and credits will expire at various times through the year 2029. The Company believes it is more likely than not that the capital losses and a portion of the state NOLs and credits will expire before being utilized. Therefore, in accordance with ASC 740-10, the Company has established a valuation allowance against the total amount of capital losses and against the portion of NOLs and credits that the Company expects to expire prior to utilization.

As of December 31, 2009, the Company’s valuation allowance has increased, which is primarily attributable to the recording of additional foreign tax credits and carryforwards, a portion of which the Company believes it is more likely than not will expire prior to utilization.

During 2009, the Company remitted its previously unremitted earnings.

The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital. The net tax impact resulting from the exercise of employee stock options and other employee stock programs that was recorded in additional paid-in capital were approximately $1.9 million, $(2.3) million and $(8.2) million for the years 2009, 2008 and 2007, respectively. The Company also recorded tax impacts of approximately $12.3 million and $18.0 million in additional paid-in capital for the years 2009 and 2008, respectively, to establish deferred tax liabilities associated with the Convertible Note Hedges.

The Canadian government has enacted laws that reduce the corporate income tax rates for years beginning in 2008. The first of these laws was enacted in June 2006 and another was enacted in December 2007. As a result of these rate reductions, the Company was required to book additional expense to reduce the net deferred tax asset in Canada related to the future lower income tax rates. The Company recorded $6.8 million, $2.7 million and $10.7 million of income tax expense for the years 2009, 2008 and 2007, respectively, related to these rate reductions. In December 2009, the Ontario government enacted a law to reduce the corporate income tax rates for years beginning in 2010. As a result of this rate reduction, the Company was required to book additional expense of $7.4 million in 2009 to reduce the net deferred tax asset in Ontario related to future lower income tax rates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$62,834
Increases related to prior years’ tax positions	5,281
Decreases related to prior years’ tax positions	(3,377)
Increases related to current year tax positions	3,632
Settlements during the period	(1,273)
Lapses of applicable statute of limitations	(767)

Balance at December 31, 2008	$66,330
Increases related to prior years’ tax positions	9,527
Decreases related to prior years’ tax positions	(16,190)
Increases related to current year tax positions	5,250
Settlements during the period	(2,560)
Lapses of applicable statute of limitations	(11,210)

Balance at December 31, 2009	$51,147

Included in the balance at December 31, 2009 are tax positions reclassified from deferred tax liabilities. Deductibility is highly certain for these tax positions but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $14.2 million at December 31, 2009. For the year ended December 31, 2009, the Company released approximately $8.5 million in potential interest and penalties with respect to unrecognized tax benefits.

If recognized at some point in the future, the unrecognized tax benefits would favorably impact the effective tax rate by approximately $31.2 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the tax returns filed by the Company are no longer subject to United States Federal or state and local income tax examinations for years before 2006 and are no longer subject to foreign income tax examinations by tax authorities for years before 2005.

13. STOCKHOLDERS’ EQUITY

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $1.3 billion of its outstanding common stock through December 31, 2009, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise. Of the $1.3 billion stock repurchase program, $275.1 million remained unused on December 31, 2009. On January 27, 2010, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $275.1 million of the Company’s common stock, from February 5, 2010 through December 31, 2010, subject to any restrictions pursuant to the terms of the Company’s credit agreement or otherwise.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2009, the Company acquired a total of 12,699,988 shares of its common stock for approximately $520.8 million, which includes 1,857,400 shares purchased under prepaid forward contracts for approximately $74.9 million, which shares are to be delivered over a settlement period in 2014. For the years ended December 31, 2008 and 2007, the Company acquired a total of 17,198,408 and 1,805,800 shares, respectively, of its common stock for approximately $1,000.9 million and $108.5 million, respectively.

14. STOCK COMPENSATION PLANS

The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.

On April 4, 2003, the Company’s Board of Directors adopted the 2003 long-term incentive plan and the stockholders approved it at the Company’s 2003 annual meeting of stockholders on June 10, 2003. This plan reserves 6,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates. This plan expired on April 4, 2008 and no further awards will be issued from this plan.

On March 31, 2005, the Company’s Board of Directors adopted the 2005 long-term incentive plan. On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Company’s 2005 long-term incentive plan, effective July 1, 2005. This plan reserves 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and performance shares to officers, employees, non-employee directors and consultants performing services for the Company or its affiliates. On September 24, 2009, the Company’s Board of Directors amended the 2005 long term incentive plan to provide that, in addition to settlement in shares of the Company’s common stock or other securities, equity awards may be settled in cash.

Terms of all awards under the 2005 long-term incentive plan are determined by the Board of Directors or the compensation committee of the Board of Directors or its designee at the time of award.

Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cost of operations	$29,256	$29,843	$27,593
General and administrative	24,356	18,891	20,718

Total	$53,612	$48,734	$48,311

Stock-based compensation expense for the Company’s merchant services and utility services businesses and web and catalog retailer VENUE was approximately $0.1 million, $5.6 million, and $7.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. These amounts have been included in the loss from discontinued operations.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. As of December 31, 2009, there was approximately $58.5 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Awards

During 2009, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock units is estimated on the date of grant. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest if specified performance measures tied to the Company’s financial performance are met and then ratably over a three year period.

	Performance- Based	Service- Based	Total
Balance at December 31, 2006	219,455	889,954	1,109,409
Shares granted(1)	350,809	422,980	773,789
Shares vested(1)	(318,864)	(311,033)	(629,897)
Shares cancelled	(22,824)	(129,343)	(152,167)

Balance at December 31, 2007	228,576	872,558	1,101,134
Shares granted	1,791,742	1,481,266	3,273,008
Shares vested	(187,106)	(421,733)	(608,839)
Shares cancelled	(16,022)	(195,391)	(211,413)

Balance at December 31, 2008	1,817,190	1,736,700	3,553,890
Shares granted	725,519	162,248	887,767
Shares vested	(580,850)	(684,492)	(1,265,342)
Shares cancelled	(235,102)	(75,445)	(310,547)

Balance at December 31, 2009	1,726,757	1,139,011	2,865,768

Outstanding and Expected to Vest			1,703,543

(1)	Includes 86,314 performance-based restricted stock units awarded in 2006, for which the performance criteria was met and vested in 2007.

The weighted average grant-date fair value per share was $31.20 for restricted stock unit awards granted for the year ended December 31, 2009. The weighted-average remaining contractual life for unvested restricted stock units was 1.6 years at December 31, 2009. The number of restricted stock awards outstanding and expected to vest is impacted by the Company’s forfeiture rate assumption of 8%.

On April 23, 2008, the Company’s Board of Directors approved the cancellation of awards of 67,290 service-based restricted stock units previously granted to certain executive management on December 21, 2007. These awards were replaced with an award granted on April 23, 2008. The total compensation cost reflects the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of the grant-date fair value of the original award for which the requisite service period was rendered at the date of cancellation plus the incremental cost resulting from the cancellation and replacement.

In March 2009, the Company determined that it was no longer probable that the specified performance measures associated with certain performance-based restricted stock units would be achieved. As a result, 1,242,098 performance-based restricted stock units granted during 2008 and January 2009 having a weighted-average grant date fair value of $56.43 per share, are no longer probable to vest. The Company did not recognized stock-based compensation expense related to those awards no longer probable to vest.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant. The fair value of each option award is estimated on the date of grant using a binomial lattice model.

No stock option awards were granted during the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, 433,178 stock option awards were granted. The following table indicates the assumptions used in estimating fair value for the year ended December 31, 2007.

2007
Expected dividend yield	$—
Risk-free interest rate	4.51%-4.99%
Expected life of options (years)	6.8
Assumed volatility	31.8%-35.7%
Weighted average fair value	$26.15

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balance at December 31, 2006	4,872	$30.98	2,697	$23.80
Granted	433	63.33
Exercised	(618)	29.94
Forfeited	(81)	40.92

Balance at December 31, 2007	4,606	$33.98	3,327	$28.19
Granted	—	—
Exercised	(833)	60.13
Forfeited	(159)	52.75

Balance at December 31, 2008	3,614	$32.90	3,245	$30.39
Granted	—	—
Exercised	(1,070)	57.85
Forfeited	(63)	50.89

Balance at December 31, 2009	2,481	$36.05	2,380	$34.90

Vested and Expected to Vest	2,474	$35.98

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $35.7 million, $20.8 million and $22.6 million for the years ended December 31,

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009, 2008 and 2007, respectively. The Company received cash proceeds of approximately $26.3 million from stock options exercised during the year ended December 31, 2009.

The aggregate intrinsic value of stock options outstanding as of December 31, 2009 was approximately $70.8 million. The aggregate intrinsic value of stock options exercisable as of December 31, 2009 was approximately $70.7 million and the weighted average remaining contractual life was approximately 4.4 years. The aggregate intrinsic value of stock options vested and expected to vest was approximately $70.8 million as of December 31, 2009 and the weighted average remaining contractual life was approximately 4.5 years. The number of stock options vested and expected to vest is impacted by the Company’s forfeiture rate assumption of 8%.

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

During the year ended December 31, 2009, the Company issued 70,410 shares of common stock under the ESPP at a weighted-average issue price of $40.47. Since its adoption, 795,755 shares of common stock have been issued under the ESPP.

At the June 7, 2005 annual meeting of stockholders, the Company’s stockholders approved the Executive Annual Incentive Plan. Under the plan, the Company may grant to each eligible employee, including executive officers and other key employees, incentive awards to receive cash upon the achievement of pre-established performance goals. No participant may be granted performance awards in excess of $5.0 million in any calendar year. No further performance awards may be made after the Company’s 2010 annual meeting of stockholders unless Section 4 and the definition of “Performance Goal” under the plan are submitted to, and approved by, the Company’s stockholders at such meeting.

The Company maintains a 401(k) retirement savings plan, which covers all eligible U.S. employees. Participants can, in accordance with Internal Revenue Service (“IRS”) guidelines, set aside both pre-and post-tax savings in this account. In addition to an employee’s savings, the Company contributes to plan participants’ accounts. The Alliance Data Systems 401(k) and Retirement Savings Plan was amended and restated effective January 1, 2008 to better benefit the majority of Company employees. The plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing.

Eligible employees can participate in the plan immediately upon joining the Company and after six months of employment begin receiving Company matching contributions. Seasonal and “on-call” employees must complete a year of eligibility service before they may participate in the plan. On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar an employee contributes is

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matched for savings of more than three percent and up to five percent of pay. All Company matching contributions are immediately vested. In addition to the Company match, the Company annually may make an additional contribution based on the profitability of the Company. This contribution, subject to Board of Directors approval, is based on a percentage of pay and is subject to a separate three-year vesting schedule. All Company contributions vest immediately if the participating employee attains age 65, becomes disabled, dies or if the plan terminates. The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. Contributions for the years ended December 31, 2009, 2008 and 2007 were $12.4 million, $15.7 million, and $18.1 million, respectively.

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

16. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net income	$143,734	$206,402	$164,061
Unrealized (loss) gain on securities available-for-sale	(23,912)	(45,349)	846
Reclassification adjustment for the foreign currency translation gain realized upon the sale of the utility services business	—	(7,535)	—
Foreign currency translation adjustments(1)	6,020	(19,005)	13,946

Total comprehensive income, net of tax	$125,842	$134,513	$178,853

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

The components of accumulated other comprehensive income are as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)
Unrealized loss on securities available-for-sale	$(63,024)	$(39,112)
Unrealized foreign currency loss	(2,717)	(8,737)

Total accumulated other comprehensive loss	$(65,741)	$(47,849)

17. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit totaled $154.2 million at December 31, 2009, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

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

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $53.5 million, $54.4 million, and $51.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2008, the Company entered into certain sale-leaseback transactions that resulted in proceeds of approximately $34.2 million and a deferred gain of $13.1 million. The leases have been reflected as capital lease obligations and the gain is being amortized over the expected lease term in proportion to the leased assets. The Company did not enter into any sale-leaseback transactions for the year ended December 31, 2009.

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2009, are:

Year	Operating Leases	Capital Leases
	(In thousands)
2010	$48,530	$23,065
2011	41,018	3,925
2012	34,975	22
2013	28,160	13
2014	25,722	—
Thereafter	94,901	—

Total	$273,306	27,025

Less amount representing interest		(1,318)

Total present value of minimum lease payments		$25,707

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital to average assets (as defined) (“total capital ratio”, “Tier 1 capital ratio” and “leverage ratio”, respectively). Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2009, WFNNB’s Tier 1 capital ratio was 15.2%, total capital ratio was 16.1% and leverage ratio was 32.3% and WFNNB was not subject to a capital directive order.

The Company’s industrial bank, WFCB, is authorized to do business by the State of Utah and the Federal Deposit Insurance Corporation. WFCB is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan losses. While the consequence of losing the WFCB authority to do business would be significant, the Company believes that the risk of such loss is minimal as a result of the precautions it has taken and the management team it has in place.

As part of an acquisition in 2003 by WFNNB, which required approval by the OCC, the OCC required WFNNB to enter into an operating agreement with the OCC and a capital adequacy and liquidity maintenance agreement with the Company. The operating agreement requires WFNNB to continue to operate in a manner consistent with its current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. This operating agreement has not required any changes in WFNNB’s operations. The capital adequacy and liquidity maintenance agreement memorializes the Company’s current obligations to WFNNB.

If either of the Company’s depository institution subsidiaries, WFNNB or WFCB, failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates, and if the Company did not divest such depository institution upon such an occurrence, the Company would become subject to regulation under the Bank Holding Company Act. This would require the Company to cease certain activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act.

Cardholders

The Company’s Private Label Credit segment is active in originating private label and co-branded credit cards in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2009, the Company had approximately 26.6 million cardholders, having unused lines of credit averaging $1,088 per account.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material adverse affect on its business or financial condition, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

18. FINANCIAL INSTRUMENTS

In accordance with FASB ASC 825, “Financial Instruments,” the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$213,378	$213,378	$156,911	$156,911
Trade receivables, net	225,212	225,212	218,170	218,170
Seller’s interest and credit card receivables, net	913,406	913,406	612,940	612,940
Redemption settlement assets, restricted	574,004	574,004	531,594	531,594
Due from securitizations	992,523	992,523	701,347	701,347
Financial liabilities
Accounts payable	103,891	103,891	107,209	107,209
Debt	3,247,352	3,408,039	2,180,175	2,206,587

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable —The carrying amount approximates fair value due to the short maturity.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Seller’s interest and credit card receivables, net—The carrying amount of credit card receivables approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates. Seller’s interest is carried at an allocated carrying amount based on their fair value. The Company determines the fair value of its seller’s interest through discounted cash flow models. The estimated cash flows used include assumptions related to rates of payments and defaults, which reflect economic and other relevant conditions. The discount rate used is based on an interest rate curve that is observable in the market place plus an unobservable credit spread.

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

ASC 825 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide the assets carried at fair value measured on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements at December 31, 2009 Using
	Balance at December 31, 2009	Level 1	Level 2	Level 3
	(In thousands)
Government bonds(1)	$42,231	$16,676	$25,555	$—
Corporate bonds(1)	460,132	308,668	77,598	73,866
Other available-for-sale securities(2)	105,064	95,300	9,764	—
Seller’s interest(3)	297,108	—	—	297,108
Due from securitizations	992,523	—	10,275	982,248

Total assets measured at fair value	$1,897,058	$420,644	$123,192	$1,353,222

		Fair Value Measurements at December 31, 2008 Using
	Balance at December 31, 2008	Level 1	Level 2	Level 3
	(In thousands)
Government bonds(1)	$40,312	$22,938	$17,374	$—
Corporate bonds(1)	360,065	298,757	32,683	28,625
Other available-for-sale securities(2)	9,423	9,423	—	—
Seller’s interest(3)	182,428	—	—	182,428
Due from securitizations	701,347	—	97,110	604,237

Total assets measured at fair value	$1,293,575	$331,118	$147,167	$815,290

(1)	Amounts are included in redemption settlement assets in the consolidated balance sheets.

(2)	Amounts are included in other current and non-current assets in the consolidated balance sheets.

(3)	Amounts are included in seller’s interest and credit card receivables, net in the consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of December 31, 2009 and 2008:

	Corporate- Bonds	Seller’s Interest	Due from Securitizations
	(In thousands)
January 1, 2009	$28,625	$182,428	$604,237
Total (losses) gains (realized or unrealized)
Included in earnings	—	16,912	6,395
Included in other comprehensive income	232	—	(34,758)
Purchases, issuances, and settlements	45,009	97,768	406,374
Transfers in or out of Level 3	—	—	—

December 31, 2009	$73,866	$297,108	$982,248

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at December 31, 2009	$—	$16,912	$6,395

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Corporate- Bonds	Seller’s Interest	Due from Securitizations
	(In thousands)
January 1, 2008	$—	$—	$280,359
Total (losses) gains (realized or unrealized)
Included in earnings	—	675	19,059
Included in other comprehensive income	(6,760)	—	(51,540)
Purchases, issuances, and settlements	—	9,598	48,496
Transfers in or out of Level 3	35,385	172,155	307,863

December 31, 2008	$28,625	$182,428	$604,237

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at December 31, 2008	$—	$675	$19,059

Gains included in earnings for seller’s interest and due from securitizations are included in securitization income and finance charges, net.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the year ended December 31, 2009, the Company had no impairments related to these assets.

19. PARENT-ONLY FINANCIAL STATEMENTS

ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. Additionally, certain of the Company’s subsidiaries may be restricted in distributing cash or other assets to ADSC, which could be utilized to service its indebtedness. The stand alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2009	2008
	(In thousands)
Assets:
Cash and cash equivalents	$375	$140
Investment in subsidiaries	1,099,599	1,140,097
Intercompany receivables	1,299,037	1,259,710
Other assets	50,938	48,120

Total assets	$2,449,949	$2,448,067

Liabilities:
Current debt	$24,150	$250,000
Long-term debt	1,724,777	1,284,100
Other liabilities	428,246	366,669

Total liabilities	2,177,173	1,900,769
Stockholders’ equity	272,776	547,298

Total liabilities and stockholders’ equity	$2,449,949	$2,448,067

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Interest from loans to subsidiaries	$15,428	$24,314	$35,048
Dividends from subsidiaries	1,101,641	350,800	202,250

Total revenue	1,117,069	375,114	237,298

Loss on sale of long-lived assets	—	1,052	16,045
Interest expense, net	120,363	76,454	64,289
Other expenses, net	194	199	(289)

Total expenses	120,557	77,705	80,045

Income before income taxes and equity in undistributed net loss of subsidiaries	996,512	297,409	157,253
Benefit for income taxes	(34,366)	(10,278)	(19,645)

Income before equity in undistributed net income of subsidiaries	1,030,878	307,687	176,898
Equity in undistributed net loss of subsidiaries	(887,144)	(101,285)	(12,837)

Net income	$143,734	$206,402	$164,061

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash (used in) provided by operating activities	$(830,310)	$(229,084)	$108,270
Investing activities:
Proceeds from the sale of businesses	—	137,962	12,347
Payments for acquired businesses, net of cash acquired	—	(2,314)	(438,163)

Net cash (used in) provided by investing activities	—	135,648	(425,816)

Financing activities:
Borrowings under debt agreements	3,369,000	4,646,000	2,309,000
Repayment of borrowings	(3,091,000)	(3,797,000)	(2,113,000)
Excess tax benefits from stock-based compensation	9,040	2,269	8,163
Payment of deferred financing costs	(15,522)	(31,105)	—
Other	—	—	(1,069)
Purchase of treasury shares	(445,891)	(1,000,853)	(108,536)
Proceeds from issuance of common stock	28,864	30,920	20,892
Proceeds from issuance of convertible note warrants	30,050	94,185	—
Payment for convertible note hedges	(80,765)	(201,814)	—
Purchase of prepaid forward contracts	(74,872)	—	—
Dividends received	1,101,641	350,800	202,250

Net cash provided by financing activities	830,545	93,402	317,700

Increase (decrease) in cash and cash equivalents	235	(34)	154
Cash and cash equivalents at beginning of year	140	174	20

Cash and cash equivalents at end of year	$375	$140	$174

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. SEGMENT INFORMATION

Operating segments are defined by ASC 280, “Segment Reporting,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is comprised of the President and Chief Executive Officer and the Chief Financial Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

The Company operates in four reportable segments: Loyalty Services, Epsilon Marketing Services, Private Label Services, and Private Label Credit.

•	Loyalty Services includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon Marketing Services provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services;

•	Private Label Services provides transaction processing, customer care and collections services for the Company’s private label and other retail credit card programs; and

•	Private Label Credit provides risk management solutions, account origination and funding services for the Company’s private label and other retail credit card programs.

In addition, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments. As discussed in Note 4, “Discontinued Operations and Other Dispositions,” the Company’s merchant services and utility services business units and a terminated operation have been classified as discontinued operations.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

Year Ended December 31, 2009	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$715,091	$514,272	$396,665	$693,187	$28,644	$(383,518)	$1,964,341
Adjusted EBITDA(1)	200,724	128,253	120,821	194,403	(54,124)	—	590,077
Depreciation and amortization	21,772	69,941	9,800	15,356	8,417	—	125,286
Stock compensation expense	12,227	8,815	6,585	1,614	24,371	—	53,612
Merger and other costs(2)	—	—	—	—	3,422	—	3,422
Operating income (loss)	166,725	49,497	104,436	177,433	(90,334)	—	407,757
Interest expense, net	—	—	—	—	144,811	—	144,811
Income (loss) from continuing operations before income taxes	166,725	49,497	104,436	177,433	(235,145)	—	262,946
Capital expenditures	23,165	14,277	11,523	2,221	1,784	—	52,970

Year Ended December 31, 2008	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$755,546	$490,998	$382,647	$750,355	$17,337	$(371,629)	$2,025,254
Adjusted EBITDA(1)	204,895	126,558	116,010	254,173	(46,407)	—	655,229
Depreciation and amortization	29,796	75,481	8,832	11,486	10,201	—	135,796
Stock compensation expense	12,611	8,853	6,591	1,788	18,891	—	48,734
Merger and other costs(2)	—	2,633	1,435	—	4,988	—	9,056
Loss on sale of assets	—	—	—	—	1,052	—	1,052
Operating income (loss)	162,488	39,591	99,152	240,899	(81,539)	—	460,591
Interest expense, net	—	—	—	—	80,440	—	80,440
Income (loss) from continuing operations before income taxes	162,488	39,591	99,152	240,899	(161,979)	—	380,151
Capital expenditures	15,621	12,971	9,496	4,217	3,238	—	45,543

Year Ended December 31, 2007	Loyalty Services	Epsilon Marketing Services	Private Label Services	Private Label Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$628,792	$458,610	$370,832	$827,952	$33,360	$(357,387)	$1,962,159
Adjusted EBITDA(1)	132,136	118,219	99,084	350,079	(67,333)	—	632,185
Depreciation and amortization	24,601	71,901	8,429	11,231	10,849	—	127,011
Stock compensation expense	7,353	11,380	5,613	774	23,191	—	48,311
Merger and other costs(2)	—	—	—	—	19,593	—	19,593
Loss on sale of assets	—	—	—	—	16,045	—	16,045
Operating income (loss)	100,184	34,935	85,042	338,075	(137,011)	—	421,225
Interest expense, net	—	—	—	—	69,381	—	69,381
Income (loss) from continuing operations before income taxes	100,184	34,935	85,042	338,075	(206,392)	—	351,844
Capital expenditures	35,281	30,555	15,598	2,789	6,857	—	91,080

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, loss on the sale of assets, merger and other costs. Adjusted EBITDA is presented in accordance with ASC 280 as it is the primary performance metric by which senior management is evaluated.

(2)	Merger and other costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal, and accounting costs. Other costs represent compensation charges related to the severance of certain employees and other non-routine costs associated with the disposition of certain businesses.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas is as follows:

	United States	Canada	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2009	$1,179,583	$761,578	$23,180	$1,964,341
Year Ended December 31, 2008	$1,222,565	$770,270	$32,419	$2,025,254
Year Ended December 31, 2007	$1,285,123	$646,078	$30,958	$1,962,159
Long-lived assets
December 31, 2009	$2,490,688	$316,660	$58,814	$2,866,162
December 31, 2008	$1,992,675	$378,035	$46,630	$2,417,340

As of December 31, 2009, revenues from BMO represented approximately 16.7% of revenue and are included in the Loyalty Services segment.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are presented below.

	Quarter Ended(1)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except per share amounts)
Revenues	$479,451	$457,539	$481,431	$545,920
Operating expenses	377,831	376,960	387,885	413,908

Operating income	101,620	80,579	93,546	132,012
Interest expense, net	31,287	34,107	38,563	40,854

Income from continuing operations before income taxes	70,333	46,472	54,983	91,158
Provision for income taxes	27,284	18,085	9,666	31,192

Income from continuing operations	43,049	28,387	45,317	59,966
Income (loss) from discontinued operations	(15,194)	1,049	479	(19,319)

Net income	$27,855	$29,436	$45,796	$40,647

Income from continuing operations per share—basic	$0.70	$0.50	$0.86	$1.15

Income from continuing operations per share—diluted	$0.70	$0.49	$0.82	$1.07

Net income per share—basic	$0.46	$0.52	$0.87	$0.78

Net income per share—diluted	$0.45	$0.51	$0.83	$0.72

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended(1)
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share amounts)
Revenues	$499,250	$507,210	$511,149	$507,645
Operating expenses	380,687	393,033	391,351	399,592

Operating income	118,563	114,177	119,798	108,053
Interest expense, net	17,103	13,942	23,316	26,079

Income from continuing operations before income taxes	101,460	100,235	96,482	81,974
Provision for income taxes	38,758	38,289	37,552	33,000

Income from continuing operations	62,702	61,946	58,930	48,974
Income (loss) from discontinued operations	(13,383)	(14,977)	5,900	(3,690)

Net income	$49,319	$46,969	$64,830	$45,284

Income from continuing operations per share—basic	$0.80	$0.81	$0.87	$0.77

Income from continuing operations per share—diluted	$0.78	$0.79	$0.85	$0.75

Net income per share—basic	$0.63	$0.61	$0.96	$0.71

Net income per share—diluted	$0.61	$0.60	$0.93	$0.69

(1)	The quarterly results for 2009 and 2008 have been restated to reflect the termination of the credit program for web and catalog retailer VENUE in November 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: March 1, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date
/S/ EDWARD J. HEFFERNAN Edward J. Heffernan	President and Chief Executive Officer	March 1, 2010

/S/ CHARLES L. HORN Charles L. Horn	Executive Vice President and Chief Financial Officer	March 1, 2010

/S/ LAURA SANTILLAN Laura Santillan	Senior Vice President and Chief Accounting Officer	March 1, 2010

/S/ BRUCE K. ANDERSON Bruce K. Anderson	Director	March 1, 2010

/S/ ROGER H. BALLOU Roger H. Ballou	Director	March 1, 2010

/S/ LAWRENCE M. BENVENISTE, PH.D. Lawrence M. Benveniste, Ph.D.	Director	March 1, 2010

/S/ D. KEITH COBB D. Keith Cobb	Director	March 1, 2010

/S/ E. LINN DRAPER, JR., PH.D. E. Linn Draper, Jr., Ph.D.	Director	March 1, 2010

/S/ KENNETH R. JENSEN Kenneth R. Jensen	Director	March 1, 2010

/S/ ROBERT A. MINICUCCI Robert A. Minicucci	Chairman of the Board, Director	March 1, 2010

/S/ J. MICHAEL PARKS J. Michael Parks	Director	March 1, 2010

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts—Trade receivables:
Year Ended December 31, 2009	$7,172	$2,727	$(262)	$(2,901)	$6,736
Year Ended December 31, 2008	$6,319	$5,982	$(594)	$(4,535)	$7,172
Year Ended December 31, 2007	$2,215	$4,851	$(63)	$(684)	$6,319
Allowance for Doubtful Accounts—Seller’s interest and credit card receivables:
Year Ended December 31, 2009	$38,124	$52,259	$2,502	$(38,001)	$54,884
Year Ended December 31, 2008	$38,726	$36,192	$17,216	$(54,010)	$38,124
Year Ended December 31, 2007	$45,919	$35,812	$(1,798)	$(41,207)	$38,726