Form 10-Q
period 2010-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2010-05-07
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 5, 2010, 53,350,522 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash and cash equivalents	$220,564	$213,378
Trade receivables, less allowance for doubtful accounts ($6,670 and $6,736 at March 31, 2010 and December 31, 2009, respectively)	189,635	225,212
Seller’s interest	—	297,108
Credit card receivables:
Credit card receivables—restricted for securitization investors	4,334,838	—
Other credit card receivables	717,292	671,182

Total credit card receivables	5,052,130	671,182
Allowance for doubtful accounts	(544,569)	(54,884)

Credit card receivables, net	4,507,561	616,298
Deferred tax asset, net	318,090	197,455
Other current assets	122,290	201,427
Redemption settlement assets, restricted	515,262	574,004
Assets of discontinued operations	27,042	34,623

Total current assets	5,900,444	2,359,505
Property and equipment, net	161,226	165,012
Due from securitizations	—	775,570
Cash collateral, restricted	191,677	216,953
Intangible assets, net	300,134	316,597
Goodwill	1,173,077	1,166,275
Other non-current assets	193,278	225,755

Total assets	$7,919,836	$5,225,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$123,615	$103,891
Accrued expenses	93,352	128,012
Certificates of deposit	474,101	772,500
Asset-backed securities debt—owed to securitization investors	696,933	—
Current debt	57,750	51,963
Other current liabilities	95,887	88,716
Deferred revenue	1,006,609	984,930

Total current liabilities	2,548,247	2,130,012
Deferred revenue	164,849	161,216
Deferred tax liability, net	76,800	140,712
Certificates of deposit	676,300	692,500
Asset-backed securities debt—owed to securitization investors	2,532,565	—
Long-term and other debt	1,792,967	1,730,389
Other liabilities	181,663	98,062

Total liabilities	7,973,391	4,952,891
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 91,919 shares and 91,121 shares at March 31, 2010 and December 31, 2009, respectively	919	911
Additional paid-in capital	1,245,712	1,235,669
Treasury stock, at cost (39,191 and 38,922 shares at March 31, 2010 and December 31, 2009, respectively)	(1,945,622)	(1,931,102)
Retained earnings	668,634	1,033,039
Accumulated other comprehensive loss	(23,198)	(65,741)

Total stockholders’ (deficit) equity	(53,555)	272,776

Total liabilities and stockholders’ equity	$7,919,836	$5,225,667

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenues
Transaction	$76,601	$94,438
Redemption	138,677	112,147
Securitization income	—	123,403
Finance charges, net	306,357	17,832
Database marketing fees and direct marketing services	125,191	115,609
Other revenue	16,711	16,022

Total revenue	663,537	479,451
Operating expenses
Cost of operations	360,123	321,293
General and administrative	22,164	27,819
Provision for loan loss	88,881	—
Depreciation and other amortization	16,325	15,051
Amortization of purchased intangibles	17,846	14,248
Merger reimbursements	—	(580)

Total operating expenses	505,339	377,831

Operating income	158,198	101,620
Interest expense:
Securitization funding costs	41,619	—
Interest expense on certificates of deposit	7,527	5,745
Interest expense on long-term and other debt, net	33,560	25,542

Total interest expense, net	82,706	31,287

Income from continuing operations before income taxes	75,492	70,333
Provision for income taxes	28,838	27,284

Income from continuing operations	46,654	43,049
Loss from discontinued operations, net of taxes	—	(15,194)

Net income	$46,654	$27,855

Basic income (loss) per share:
Income from continuing operations	$0.89	$0.70
Loss from discontinued operations	—	(0.24)

Net income per share	$0.89	$0.46

Diluted income (loss) per share:
Income from continuing operations	$0.84	$0.70
Loss from discontinued operations	—	(0.25)

Net income per share	$0.84	$0.45

Weighted average shares:
Basic	52,441	61,148

Diluted	55,419	61,833

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,654	$27,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,171	29,334
Deferred income taxes	18,272	21,348
Provision for doubtful accounts	89,209	13,288
Non-cash stock compensation	10,606	18,048
Fair value loss on interest-only strip	—	188
Fair value loss on interest rate derivatives	2,181	—
Amortization of discount on convertible senior notes	15,861	10,354
Loss on the sale of assets	—	18,018
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	26,819	15,262
Change in merchant settlement activity	—	(8,987)
Change in other assets	15,200	(17,152)
Change in accounts payable and accrued expenses	(15,849)	(56,616)
Change in deferred revenue	(15,665)	(14,890)
Change in other liabilities	(7,847)	8,933
Excess tax benefits from stock-based compensation	(3,763)	(528)
Other	(9,296)	6,640

Net cash provided by operating activities	206,553	71,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	7,097	1,581
Change in seller’s interest	—	(2,013)
Change in credit card receivables	397,525	(53,953)
Change in cash collateral, restricted	26,211	7,153
Change in restricted cash	28,245	—
Change in due from securitizations	—	(69,522)
Capital expenditures	(15,428)	(10,888)
Proceeds from the sale of assets	—	8,013
Other	(528)	531

Net cash provided by (used in) investing activities	443,122	(119,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	346,000	863,000
Repayment of borrowings	(288,155)	(727,894)
Issuances of certificates of deposit	31,400	413,900
Repayments of certificates of deposit	(346,000)	(169,900)
Proceeds from asset-backed securities	100,965	—
Maturities of asset-backed securities	(557,400)	—
Payment of capital lease obligations	(5,753)	(5,393)
Payment of deferred financing costs	(121)	(1,452)
Excess tax benefits from stock-based compensation	3,763	528
Proceeds from issuance of common stock	6,639	1,658
Purchase of treasury shares	(14,520)	(159,837)

Net cash (used in) provided by financing activities	(723,182)	214,610

Effect of exchange rate changes on cash and cash equivalents	(860)	(1,887)

Change in cash and cash equivalents	(74,367)	164,720
Cash effect on adoption of ASC 860 and ASC 810	81,553	—
Cash and cash equivalents at beginning of period	213,378	156,911

Cash and cash equivalents at end of period	$220,564	$321,631

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$47,655	$16,088

Income taxes (refund) paid, net	$(2,915)	$15,078

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries and its consolidated variable interest entities, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. See Note 2, “Change in Accounting Principle,” for information on the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and ASC 810, “Consolidation.”

In February 2009, the Company sold the remainder of its utility services division, which was reflected as a discontinued operation. In November 2009, the Company terminated operations of its credit program for web and catalog retailer VENUE. Prior period information has been restated to reflect the termination of VENUE as a discontinued operation.

In the first quarter of 2010, the Company reorganized its segments with Private Label Services and Private Label Credit reflected as one segment. All prior year segment information has been restated to conform to the current presentation. In addition, the Company renamed its other two segments from Epsilon Marketing Services and Loyalty Services to “Epsilon” and “LoyaltyOne,” respectively.

2. CHANGE IN ACCOUNTING PRINCIPLE

In June 2009, the FASB issued guidance codified in ASC 860 related to accounting for transfers of financial assets and ASC 810 related to the consolidation of variable interest entities (“VIEs”). ASC 860 removed the concept of qualifying special purpose entity (“QSPE”) and eliminated the consolidation exemption that was then available for QSPEs. ASC 810 requires an initial evaluation as well as an ongoing assessment of the Company’s involvement in the activities of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (collectively, the “WFN Trusts”) and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”) and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those VIEs will be required

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be consolidated on the balance sheets of World Financial Network National Bank (“WFNNB”), World Financial Capital Bank (“WFCB”) or their affiliates, including ADSC.

On January 1, 2010, the Company adopted ASC 860 and ASC 810 on a prospective basis, resulting in the consolidation of the WFN Trusts and the WFC Trust. Based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the Company recorded an increase in assets of approximately $3.4 billion, including $0.5 billion to loan loss reserves, an increase in liabilities of approximately $3.7 billion and a $0.4 billion decrease in stockholders’ equity.

After adoption, the Company’s consolidated statements of income no longer reflect securitization income, but instead reflect finance charges and certain other income associated with the securitized credit card receivables. Net charge-offs associated with credit card receivables are reported in the Company’s total operating expenses. Interest expense associated with debt issued from the WFN Trusts and the WFC Trust to third-party investors is reported in securitization funding costs. Additionally, the Company no longer records initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment, nor are there any gains or losses on the revaluation of the interest-only strip receivable, as that asset is not recognized in a transaction accounted for as a secured borrowing. Since the Company’s securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than cash flows from operating or investing activities.

The assets of the consolidated VIEs include certain credit card receivables, which are restricted to settle the obligations of those entities and are not expected to be available to the Company or its creditors. The liabilities of the consolidated VIEs include asset-backed secured borrowings and other liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which supersedes certain guidance in ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If the Company elects early adoption and the adoption is during an interim period, the Company will be required to apply this ASU retrospectively from the beginning of the Company’s fiscal year. The Company can also elect to apply this ASU retrospectively for all periods presented. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for interim and annual periods beginning after December 15, 2009, except for the requirement to provide the Level 3 disclosures about purchases, sales, issuances and settlements, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 impacted disclosures only and did not have a material impact on the Company’s consolidated financial statements.

4. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$46,654	$43,049
Loss from discontinued operations	—	(15,194)

Net income	$46,654	$27,855

Denominator
Weighted average shares, basic	52,441	61,148
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	1,605	—
Net effect of dilutive stock options and unvested restricted stock	1,373	685

Denominator for diluted calculation	55,419	61,833

Basic
Income from continuing operations per share	$0.89	$0.70
Loss from discontinued operations per share	—	(0.24)

Net income per share	$0.89	$0.46

Diluted
Income from continuing operations per share	$0.84	$0.70
Loss from discontinued operations per share	—	(0.25)

Net income per share	$0.84	$0.45

The Company calculates the effect of its convertible senior notes, which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has the intent to settle the convertible senior notes in cash. At March 31, 2010 and 2009, the Company excluded 17.5 million warrants and 10.3 million warrants, respectively, from the calculation of net income per share as the effect was anti-dilutive.

During the second quarter of 2009, the Company entered into prepaid forward contracts to purchase 1,857,400 shares of its common stock for $74.9 million that are to be delivered over a settlement period in 2014. The number of shares to be delivered under the prepaid forward contracts is used to reduce weighted average basic and diluted shares outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. CREDIT CARD RECEIVABLES

Beginning January 1, 2010, the Company’s credit card securitization trusts, the WFN Trusts and the WFC Trust, were consolidated on the balance sheets of WFNNB, WFCB or their affiliates, including ADSC, under ASC 860 and ASC 810. The WFN Trusts’ and the WFC Trust’s credit card receivables are reported in credit card receivables — restricted for securitization investors. Retained interests in the WFN Trusts and the WFC Trust have been reclassified, derecognized or eliminated in the unaudited condensed consolidated balance sheets with the adoption of ASC 860 and ASC 810.

The tables below present quantitative information about the components of total credit card receivables, delinquencies and net charge-offs:

	March 31, 2010	December 31, 2009
	(In millions)
Principal receivables	$4,825.8	$5,332.8
Billed and accrued finance charges	202.1	155.7
Other receivables	24.2	21.0

Total credit card receivables	5,052.1	5,509.5
Less credit card receivables—restricted for securitization investors	4,334.8	4,838.3

Other credit card receivables	$717.3	$671.2

Principal amount of credit card receivables 90 days or more past due	$130.2	$157.4

	Three Months Ended March 31,
	2010	2009
	(In millions)
Net charge-offs	$122.3	$94.0

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31, 2010	December 31, 2009
	(In millions)
Total credit card receivables—restricted for securitization investors	$4,334.8	$4,838.3

Principal amount of credit card receivables—restricted for securitization investors 90 days or more past due	$114.6	$148.2

	Three Months Ended March 31,
	2010	2009
	(In millions)
Net securitized charge-offs	$108.1	$87.8

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from and paid to the securitization trusts:

	Three Months Ended March 31,
	2010	2009
	(In millions)
Proceeds from collections reinvested in previous credit card receivables securitizations	$1,711.3	$1,090.9
Proceeds from new securitizations	100.8	359.8
Proceeds from collections reinvested in revolving period transfers	—	1,620.4
Servicing fees received(1)	20.2	18.3

(1)

The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. WFNNB and WFCB receive annual servicing fees from the trusts based on a percentage of the monthly investor principal balance outstanding. The fee income to WFNNB and WFCB is eliminated with the fee expense at the respective trusts.

6. REDEMPTION SETTLEMENT ASSETS

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

	March 31, 2010				December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$44,983	$—	$—	$44,983	$71,641	$—	$—	$71,641
Government bonds	52,849	886	—	53,735	41,026	1,205	—	42,231
Corporate bonds(1)	410,043	7,544	(1,043)	416,544	453,447	8,473	(1,788)	460,132

Total	$507,875	$8,430	$(1,043)	$515,262	$566,114	$9,678	$(1,788)	$574,004

(1)

Included in corporate bonds at December 31, 2009 is an investment in retained interests in the WFN Trusts with a fair value of $73.9 million. Upon adoption of ASC 860, these amounts were eliminated with the consolidation of the WFN Trusts, and therefore not reflected in the unaudited condensed consolidated balance sheets as of March 31, 2010.

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2010 and December 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		March 31, 2010 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$69,175	$(697)	$13,686	$(346)	$82,861	$(1,043)

Total	$69,175	$(697)	$13,686	$(346)	$82,861	$(1,043)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than 12 months		December 31, 2009 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$98,448	$(1,646)	$7,705	$(142)	$106,153	$(1,788)

Total	$98,448	$(1,646)	$7,705	$(142)	$106,153	$(1,788)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of March 31, 2010, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at March 31, 2010 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$237,165	$240,169
Due after one year through five years	270,710	275,093

Total	$507,875	$515,262

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2010			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(127,816)	$58,612	5-10 years—straight line
Premium on purchased credit card portfolios	151,430	(48,155)	103,275	3-10 years—straight line, accelerated
Collector database	68,942	(58,781)	10,161	30 years—15% declining balance
Customer database	160,271	(61,221)	99,050	4-10 years—straight line
Noncompete agreements	2,548	(2,105)	443	3-5 years—straight line
Tradenames	11,647	(3,995)	7,652	4-10 years—straight line
Purchased data lists	17,856	(9,265)	8,591	1-5 years—straight line, accelerated

	$599,122	$(311,338)	$287,784
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$611,472	$(311,338)	$300,134

	December 31, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(121,540)	$64,888	5-10 years—straight line
Premium on purchased credit card portfolios	155,227	(46,936)	108,291	3-10 years—straight line, accelerated
Collector database	66,541	(56,316)	10,225	30 years—15% declining balance
Customer database	160,564	(57,043)	103,521	4-10 years—straight line
Noncompete agreements	2,522	(1,986)	536	3-5 years—straight line
Tradenames	11,658	(3,674)	7,984	4-10 years—straight line
Purchased data lists	17,178	(8,376)	8,802	1-5 years—straight line, accelerated

	$600,118	$(295,871)	$304,247
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$612,468	$(295,871)	$316,597

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2009	$234,613	$669,930	$261,732	$—	$1,166,275
Effects of foreign currency translation	8,059	(1,257)	—	—	6,802

March 31, 2010	$242,672	$668,673	$261,732	$—	$1,173,077

8. DEBT

Debt consists of the following:

Description	March 31, 2010	December 31, 2009	Maturity	Interest Rate
	(In thousands)
Long-term and other debt:
Credit facility	$546,000	$487,000	March 2012	(1)
Senior notes	250,000	250,000	May 2011	6.14%
Term loan	161,000	161,000	March 2012	(2)
Convertible senior notes due 2013	623,461	612,058	August 2013	1.75%
Convertible senior notes due 2014	243,327	238,869	May 2014	4.75%
Capital lease obligations and other debt	26,929	33,425	Various(3)	Various(3)

	1,850,717	1,782,352
Less: current portion	(57,750)	(51,963)

Long-term portion	1,792,967	1,730,389

Certificates of deposit:
Certificates of deposit	1,150,401	1,465,000	Three months to five years	0.25% to 5.25%
Less: current portion	(474,101)	(772,500)

Long-term portion	676,300	692,500

Asset-backed securities debt—owed to securitization investors:(4)
Fixed rate asset-backed securities	1,489,065	—	July 2010 – July 2013	2.36% to 7.00%
Floating rate asset-backed securities	1,216,633	—	August 2010 – April 2013	0.36% to 7.73%(5)
Conduit asset-backed securities	523,800	—	September 2010 – September 2011	2.11% to 2.46%

Total asset-backed securities—owed to securitization investors	3,229,498	—
Less: current portion	(696,933)	—

Long-term portion	$2,532,565	$—

(1)

The Company maintains a $750 million unsecured revolving credit facility (the “Credit Facility,”) where advances are in the form of either base rate loans or Eurodollar loans and may be denominated in Canadian dollars, subject to a sublimit, or U.S. dollars. The interest rate for base loans in U.S. dollars is the higher of (a) the Bank of Montreal’s prime rate and (b) the Federal funds rate plus 0.5%. The interest rate for base loans in Canadian dollars is the higher of (a) the Bank of Montreal’s prime rate and (b) the CDOR rate plus

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1%. The interest rate of Eurodollars loans fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Company’s senior leverage ratio as defined in the Credit Facility. Total availability under the Credit Facility at March 31, 2010 was $204 million. The weighted average interest rate at March 31, 2010 was 1.33%.
(2)

Advances under the term loan agreement (the “Term Loan”) are in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (a) Bank of Montreal’s prime rate; (b) the Federal funds rate plus 0.5%; and (c) the quoted London Interbank Offered Rate (“LIBOR”) as defined in the term loan agreement plus 1.0%, in each case plus a margin of 2.0% to 3.0% based upon the Company’s senior leverage ratio as defined in the term loan agreement. The interest rate of Eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 3.0% to 4.0% based on the Company’s senior leverage ratio as defined in the Term Loan. The weighted average interest rate at March 31, 2010 was 3.23%.

(3)	The Company has other minor borrowings, primarily capital leases, with varying interest rates and maturities.
(4)

Upon adoption of ASC 860 and ASC 810, the Company consolidated the WFN Trusts and the WFC Trust and the related asset-backed securities debt. See Note 2, “Change in Accounting Principle,” for more information on the adoption of ASC 860 and ASC 810.

(5)

Interest rates include those for certain of the Company’s asset-backed securities — owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 4.57% at March 31, 2010.

At March 31, 2010, the Company was in compliance with its financial covenants.

Convertible Senior Notes

The table below summarizes the carrying value of the components of the convertible senior notes:

	March 31, 2010	December 31, 2009
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(283,212)	(299,073)

Net carrying value of liability component	$866,788	$850,927

If-converted value of common stock	$1,120,347	$1,130,852

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which is a weighted average period of 3.6 years.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Interest expense calculated on contractual interest rate	$7,619	$3,522
Amortization of discount on liability component	15,861	10,354

Total interest expense on convertible senior notes	$23,480	$13,876

Effective interest rate (annualized)	11.0%	9.7%

Asset-backed Securities — Owed to Securitization Investors

An asset-backed security is a security whose value and income payments are derived from and collateralized (or “backed”) by a specified pool of underlying assets. The sale of the pool of underlying assets to general investors is accomplished through a securitization process.

The Company regularly sells its credit card receivables to its securitization trusts, the WFN Trusts and the WFC Trust. Beginning January 1, 2010, the WFN Trusts and the WFC Trust were consolidated on the balance sheets of WFNNB, WFCB or their affiliates, including ADSC, under ASC 860 and ASC 810. See Note 2, “Change in Accounting Principle,” for more information on the adoption of ASC 860 and ASC 810. The liabilities of the consolidated VIEs include asset-backed securities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

Securitizations

In March 2010, World Financial Network Credit Card Master Note Trust issued $100.8 million of term asset-backed securities to investors. The offering consisted of $65.0 million of Class A Series 2010-1 asset-backed notes that have a fixed interest rate of 4.2% per year, $9.8 million of Class M Series 2010-1 asset-backed notes that have a fixed interest rate of 5.3% per year, $6.6 million of Class B Series 2010-1 asset-backed notes that have a fixed interest rate of 6.3% per year, $11.6 million of Class C Series 2010-1 asset-backed notes that have a fixed interest rate of 7.0% per year and $7.8 million of Class D Series 2010-1 zero-coupon notes which were retained by the Company. The Class A notes will mature in November 2012, the Class M notes will mature in December 2012, the Class B notes will mature in January 2013, the Class C notes will mature in February 2013 and the Class D notes will mature in March 2013. With the consolidation of the WFN Trusts, the Class D Series 2010-1 notes are eliminated from the unaudited condensed consolidated financial statements.

During the first quarter of 2010, the Company renewed its 2009-VFC1 conduit facility, extending the maturity to September 30, 2011.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the maturities of borrowing commitments as of March 31, 2010 for the WFN Trusts and the WFC Trust by year:

	2010	2011	2012	2013	2014 & Thereafter	Total
	(In millions)
Public notes	$211.4	$1,158.8	$805.2	$925.7	$—	$3,101.1
Private conduits(1)	1,655.7	628.6	—	—	—	2,284.3

Total(2)	$1,867.1	$1,787.4	$805.2	$925.7	$—	$5,385.4

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)

With the consolidation of the WFN Trusts and the WFC Trust, $539.0 million of debt issued by the trusts and retained by the Company has been eliminated in the unaudited condensed consolidated financial statements.

Derivative Financial Instruments

The credit card securitization trusts have entered into derivative financial instruments, such as interest rate swaps or interest rate caps, to mitigate their interest rate risk on a related financial instrument or to lock the interest rate on a portion of its asset-backed variable debt. Effective January 1, 2010, the derivative financial instruments of the credit card securitization trusts were consolidated on the Company’s balance sheets under ASC 860 and ASC 810.

As part of its interest rate risk management program, the Company may enter into derivative financial instruments, such as interest rate swap agreements or interest rate cap agreements, with institutions that are established dealers and manage its exposure to changes in fair value of certain asset-backed security obligations attributable to changes in LIBOR. These interest rate contracts involve the receipt of fixed rate amounts from counterparties in exchange for the Company making variable rate payments over the life of the agreement without the exchange of the underlying notional amount. These interest rate contracts are not designated as hedges. Such contracts are not speculative and are used to manage interest rate risk, but are not designated for hedge accounting and do not meet the strict hedge accounting requirements of ASC 815, “Derivatives and Hedging.”

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at March 31, 2010 in the unaudited condensed consolidated balance sheets:

	Notional Amount (in thousands)	Weighted Average Years to Maturity
Interest rate contracts not designated as hedging instruments	$1,216,633	2.4

	Balance Sheet Location	Fair Value (in thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$806
Interest rate contracts not designated as hedging instruments	Other liabilities	$79,931

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table identifies the classification of the Company’s outstanding interest rate contracts for the three months ended March 31, 2010 in the unaudited condensed consolidated statements of income:

	Income Statement Location	Loss on Derivative Contracts (in thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$2,181

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers and maintain certain minimum credit criteria established by the Company. At March 31, 2010, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At March 31, 2010, these thresholds were not breached and no amounts were held as collateral by the Company.

9. DEFERRED REVENUE

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received at issuance is deferred. The Company allocates the proceeds from the issuance of AIR MILES reward miles into two components as follows:

•

Redemption element. The redemption element is the larger of the two components. Revenue related to the redemption element is based on the estimated fair value. For this component, revenue is recognized at the time an AIR MILES reward mile is redeemed, or for those AIR MILES reward miles that are estimated to go unredeemed by the collector base, known as “breakage,” over the estimated life of an AIR MILES reward mile.

•

Service element. The service element consists of marketing and administrative services provided to sponsors. Revenue related to the service element is determined using the residual method in accordance with ASC 605-25. It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2009	$306,336	$839,810	$1,146,146
Cash proceeds	40,364	112,208	152,572
Revenue recognized	(41,366)	(130,895)	(172,261)
Other	—	4,030	4,030
Effects of foreign currency translation	11,034	29,937	40,971

March 31, 2010	$316,368	$855,090	$1,171,458

Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$151,519	$855,090	$1,006,609

Non-current liabilities	$164,849	$—	$164,849

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On January 27, 2010, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $275.1 million of the Company’s common stock through December 2010, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the three months ended March 31, 2010, the Company acquired a total of 268,500 shares of its common stock for $14.5 million.

Stock Compensation Expense

On March 31, 2005, the Company’s Board of Directors adopted the 2005 long-term incentive plan, which was subsequently approved by the Company’s stockholders on June 7, 2005 and became effective July 1, 2005. This plan reserves 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other performance-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates. On September 24, 2009, the Company’s Board of Directors amended the 2005 long term incentive plan to provide that, in addition to settlement in shares of the Company’s common stock or other securities, equity awards may be settled in cash.

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cost of operations	$5,895	$10,380
General and administrative	4,711	7,579

Total	$10,606	$17,959

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no stock-based compensation expense related to discontinued operations for the three months ended March 31, 2010. For the three months ended March 31, 2009, stock-based compensation expense for the Company’s discontinued operations was approximately $0.1 million. This amount is included in the loss from discontinued operations in the unaudited condensed consolidated statements of income.

During the three months ended March 31, 2010, the Company awarded 476,096 performance-based restricted stock units with a weighted average grant date fair value per share of $57.15 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s core earnings per share growth for the period from January 1, 2010 to December 31, 2010 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 22, 2011, an additional 33% of the award on February 22, 2012 and the final 34% of the award on February 22, 2013, provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2010, the Company awarded 128,516 service-based restricted stock units with a weighted average grant date fair value per share of $57.49 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

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

11. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income	$46,654	$27,855
Adoption of ASC 860 and ASC 810(1)	55,881	—
Unrealized (loss) gain on securities available-for-sale	(5,701)	1,737
Foreign currency translation adjustments(2)	(7,638)	(3,395)

Total comprehensive income, net of tax	$89,196	$26,197

(1)

These amounts related to retained interests in the WFN Trusts and the WFC Trust were previously reflected in accumulated other comprehensive income. Effective January 1, 2010, upon the adoption of ASC 860 and ASC 810, these interests and related accumulated other comprehensive income have been reclassified, derecognized or eliminated upon consolidation.

(2)	Primarily related to the impact of changes in the Canadian currency exchange rate.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. FINANCIAL INSTRUMENTS

In accordance with ASC 825, “Financial Instruments,” the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$220,564	$220,564	$213,378	$213,378
Trade receivables, net	189,635	189,635	225,212	225,212
Seller’s interest	—	—	297,108	297,108
Credit card receivables, net	4,507,561	4,507,561	616,298	616,298
Redemption settlement assets, restricted	515,262	515,262	574,004	574,004
Due from securitizations	—	—	775,570	775,570
Cash collateral, restricted	191,677	191,677	216,953	216,953
Financial liabilities
Accounts payable	123,615	123,615	103,891	103,891
Asset-backed securities debt—owed to securitization investors	3,229,498	3,267,778	—	—
Long-term and other debt	3,001,118	3,154,789	3,247,352	3,408,039
Derivative financial instruments	80,737	80,737	—	—

Fair Value of Assets and Liabilities Held at March 31, 2010

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable—The carrying amount approximates fair value due to the short maturity.

Credit card receivables, net—The carrying amount of credit card receivables, net approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates.

Redemption settlement assets, restricted—Fair value for securities is based on quoted market prices for the same or similar securities.

Cash collateral, restricted—The spread deposits are recorded at their fair value. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.

Asset-backed securities debt—owed to securitization investors—The fair value is estimated based on the current rates available to the Company for similar debt instruments with similar remaining maturities.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term and other debt—The fair value is estimated based on the current rates available to the Company for similar debt instruments with similar remaining maturities.

Derivative financial instruments—The valuation of these instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility.

Fair Value of Assets and Liabilities Held at December 31, 2009

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments which were subsequently reclassified, derecognized or eliminated upon consolidation as a result of the adoption of ASC 860 and ASC 810 as disclosed herein:

Seller’s interest—Seller’s interest was carried at an allocated carrying amount based on their fair value. The Company determined the fair value of its seller’s interest through discounted cash flow models. The estimated cash flows used included assumptions related to rates of payments and defaults, which reflected economic and other relevant conditions. The discount rate used was based on an interest rate curve that was observable in the market place plus an unobservable credit spread. With the consolidation of the WFN Trusts and the WFC Trust on January 1, 2010, seller’s interest has been eliminated.

Due from securitizations—The retained interest and interest-only strips were recorded at their fair value. The Company used a valuation model that calculated the present value of estimated future cash flows for each asset which incorporated the Company’s own estimates of assumptions market participants used in determining fair value, including estimates of payment rates, defaults, net charge-offs, discount rates and contractual interest and fees. With the consolidation of the WFN Trusts and the WFC Trust on January 1, 2010, due from securitizations has been eliminated.

Assets and Liabilities Measured on a Recurring Basis

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide the assets carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009:

	Balance at March 31, 2010	Fair Value Measurements at March 31, 2010 Using
		Level 1	Level 2	Level 3
	(In thousands)
Government bonds(1)	$53,735	$27,435	$26,300	$—
Corporate bonds(1)	416,544	274,978	141,566	—
Other available-for-sale securities(2)	79,499	69,004	10,495	—
Cash collateral, restricted	191,677	—	7,977	183,700

Total assets measured at fair value	$741,455	$371,417	$186,338	$183,700

Derivative financial instruments(3)	$80,737	$—	$80,737	$—

Total liabilities measured at fair value	$80,737	$—	$80,737	$—

	Balance at December 31, 2009	Fair Value Measurements at December 31, 2009 Using
		Level 1	Level 2	Level 3
	(In thousands)
Government bonds(1)	$42,231	$16,676	$25,555	$—
Corporate bonds(1)	460,132	308,668	77,598	73,866
Other available-for-sale securities(2)	105,064	95,300	9,764	—
Seller’s interest	297,108	—	—	297,108
Due from securitizations	775,570	—	—	775,570
Cash collateral, restricted	216,953	—	10,275	206,678

Total assets measured at fair value	$1,897,058	$420,644	$123,192	$1,353,222

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current and non-current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of March 31, 2010 and 2009:

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2009	$73,866	$297,108	$775,570	$206,678
Adoption of ASC 860 and ASC 810	(73,866)	(297,108)	(775,570)	—
Total gains (realized or unrealized)
Included in earnings	—	—	—	33
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	—	(23,011)
Transfers in or out of Level 3	—	—	—	—

March 31, 2010	$—	$—	$—	$183,700

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at March 31, 2010	$—	$—	$—	$33

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2008	$28,625	$182,428	$428,853	$175,384
Total (losses) gains (realized or unrealized)
Included in earnings	—	(409)	(581)	76
Included in other comprehensive income	566	—	(446)	—
Purchases, issuances and settlements	64,557	(140,853)	68,494	(2,138)
Transfers in or out of Level 3	—	—	—	—

March 31, 2009	$93,748	$41,166	$496,320	$173,322

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at March 31, 2009	$—	$—	$(298)	$—

For the three months ended March 31, 2010 and 2009, gains included in earnings attributable to cash collateral, restricted are included in revenue under finance charges, net in the unaudited condensed consolidated statements of income. For the three months ended March 31, 2009, losses included in earnings for seller’s interest and due from securitizations were included in securitization income in the unaudited condensed consolidated statements of income.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2010, the Company had no impairments related to these assets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. INCOME TAXES

For the three months ended March 31, 2010 and 2009, the Company utilized an effective tax rate of 38.2% and 38.8%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2010 based on all known variables is 38.2%.

On January 1, 2010, the Company’s deferred tax asset increased by approximately $197.2 million as a result of the adoption of ASC 860 and ASC 810.

14. SEGMENT INFORMATION

In the first quarter of 2010, the Company reorganized its segments with Private Label Services and Private Label Credit reflected as one segment. All prior year segment information has been restated to conform to the current presentation. In addition, the Company renamed its other two segments from Epsilon Marketing Services and Loyalty Services to “Epsilon” and “LoyaltyOne,” respectively.

The Company operates in three reportable segments: LoyaltyOne, Epsilon and Private Label Services and Credit.

•	LoyaltyOne includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services; and

•

Private Label Services and Credit provides risk management solutions, account origination, funding, transaction processing, customer care and collections services for the Company’s private label retail credit card programs.

Additionally, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments. The Company’s utility services business and a terminated operation have been classified as discontinued operations. See Note 15, “Discontinued Operations,” for additional information.

Three Months Ended March 31, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$199,670	$126,307	$339,204	$765	$(2,409)	$663,537
Adjusted EBITDA(1)	53,587	27,286	139,755	(15,940)	(1,713)	202,975
Depreciation and amortization	6,137	18,016	8,489	1,529	—	34,171
Stock compensation expense	2,163	1,970	1,762	4,711	—	10,606
Operating income (loss)	45,287	7,300	129,504	(22,180)	(1,713)	158,198
Interest expense, net	—	—	—	82,706	—	82,706
Income (loss) from continuing operations before income taxes	45,287	7,300	129,504	(104,886)	(1,713)	75,492

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2009	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$160,631	$117,566	$189,157	$12,097	$—	$479,451
Adjusted EBITDA(1)	54,899	22,138	87,470	(12,681)	—	151,826
Depreciation and amortization	4,954	16,007	6,051	2,287	—	29,299
Stock compensation expense	4,024	3,324	3,017	7,594	—	17,959
Merger and other costs(2)	—	—	—	2,948	—	2,948
Operating income (loss)	45,921	2,807	78,402	(25,510)	—	101,620
Interest expense, net	—	—	—	31,287	—	31,287
Income (loss) from continuing operations before income taxes	45,921	2,807	78,402	(56,797)	—	70,333

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, loss on the sale of assets, merger and other costs. Adjusted EBITDA is presented in accordance with ASC 280, “Segment Reporting,” as it is the primary performance metric by which senior management is evaluated.

(2)

Merger and other costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

15. DISCONTINUED OPERATIONS

In February 2009, the Company completed the sale of the remainder of its utility services business, including the termination of a services agreement and the resolution of certain contractual disputes, to a former utility client. In November 2009, the Company terminated operations of its credit program for web and catalog retailer VENUE. These have been treated as discontinued operations under ASC 205-20, “Presentation of Financial Statements — Discontinued Operations.” The underlying assets of the discontinued operations for the periods presented in the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Assets:
Credit card receivables, net	$27,042	$34,623

Assets of discontinued operations	$27,042	$34,623

The following table summarizes the operating results of the discontinued operations:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue	$—	$5,463

Loss before provision for income taxes	—	(23,268)
Benefit from income taxes	—	8,074

Loss from discontinued operations	$—	$(15,194)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. NON-CASH FINANCING AND INVESTING ACTIVITIES

On January 1, 2010, the Company adopted ASC 860 and ASC 810 resulting in the consolidation of the WFN Trusts and the WFC Trust. Based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the consolidation of the trusts had the following non-cash impact to the financing and investing activities for the three months ended March 31, 2010 as follows:

•	elimination of $74 million in redemption settlement assets for those interests retained in the WFN Trust,

•	elimination of $775 million in retained interests classified in due from securitizations,

•	consolidation of $4.1 billion in credit card receivables, and

•	consolidation of $3.7 billion in asset-backed securities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, or SEC, on March 1, 2010.

In the first quarter of 2010, we reorganized our segments with Private Label Services and Private Label Credit reflected as one segment. All prior year segment information has been restated to conform to the current presentation. In addition, we renamed our other two segments from Epsilon Marketing Services and Loyalty Services to “Epsilon” and “LoyaltyOne,” respectively.

Quarter in Review Highlights

Our results for the first three months of 2010 included the following new and renewed agreements:

•

In January 2010, we announced the signing of a multi-year expansion agreement with New York & Company, a specialty retail apparel chain, to provide a comprehensive database marketing solution that includes customer data management, campaign management, reporting and strategic consulting and analytics services.

•

In February 2010, we announced the signing of multi-year agreements with Kraft Foods Inc. to provide a comprehensive direct-to-consumer marketing solution, including database and data management, consumer data integration, permission-based email marketing services, multi-channel campaign management and interactive web services.

•

In February 2010, we announced that Budgetcar, Inc., a subsidiary of Avis Budget Group, Inc. and an AIR MILES® Reward Program sponsor and rewards supplier since 2007, had signed a multi-year renewal agreement.

•

In February 2010, we announced the signing of a new multi-year agreement with Dallas-based La Quinta to provide permission-based email marketing services. In addition, La Quinta also renewed its existing agreement for Epsilon’s ongoing support and management of La Quinta’s frequent guest program.

•	In March 2010, we announced that Vision Electronics, an AIR MILES Reward Program sponsor since 2007, had signed a multi-year renewal agreement.

Critical Accounting Policies and Estimates

There have been no material changes, other than those noted below with the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 860, “Transfers and Servicing,” and ASC 810, “Consolidation,” to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 10-K for the fiscal year ended December 31, 2009.

Beginning with this Quarterly Report on Form 10-Q, our seller’s interest, interest-only strips and retained interest, which were recorded at estimated fair value, have been reclassified, derecognized or eliminated upon adoption of ASC 860 and ASC 810 effective January 1, 2010. Additionally, with the consolidation of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, and the World Financial Capital Credit Card Master Note Trust, or the WFC Trust, the estimate for the allowance for loan loss has become a critical accounting estimate. The provision for loan loss represents management’s estimate of probable net loan losses inherent in the credit card portfolio.

Management evaluates the allowance monthly for adequacy. The allowance is maintained through an adjustment to the provision for loan loss. In estimating losses inherent in the credit card portfolio, we use an approach that utilizes a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. In determining the proper level of the allowance for loan loss, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements,” which supersedes certain guidance in ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If we elect early adoption and the adoption is during an interim period, we will be required to apply this ASU retrospectively from the beginning of our fiscal year. We can also elect to apply this ASU retrospectively for all periods presented. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends ASC 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide the Level 3 disclosures about purchases, sales, issuances and settlements, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 impacted disclosures only and did not have a material impact on our consolidated financial statements.

Accounting Treatment for Securitizations

We have consolidated the credit card securitization trusts used in our securitization transactions, as the WFN Trusts and the WFC Trust were no longer exempt from consolidation effective January 1, 2010, upon our adoption of ASC 860 and ASC 810.

At adoption, we added approximately $3.4 billion of assets, including a $0.5 billion addition to loan loss reserves, and approximately $3.7 billion of liabilities to our unaudited condensed consolidated balance sheets. The impact of the new accounting is a reduction to stockholders’ equity of $0.4 billion. The adoption required a full consolidation of the securitization trusts in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Subsequent to January 1, 2010, our unaudited condensed consolidated statements of income no longer reflect securitization income, but instead reflect finance charges and certain other income associated with the securitized credit card receivables. Net charge-offs associated with credit card receivables are reported in our total operating expenses. Interest expense associated with debt issued from the trusts to third-party investors is reported in securitization funding costs. Additionally, we no longer record initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment, nor are there any gains or losses on the revaluation of the interest-only strip receivable, as that asset is not recognized in a transaction accounted for as a secured borrowing. Since our securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than cash flows from operating or investing activities.

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

	Three months ended March 31,
	2010	2009
	(In thousands)
Income from continuing operations	$46,654	$43,049
Stock compensation expense	10,606	17,959
Provision for income taxes	28,838	27,284
Interest expense, net	82,706	31,287
Merger and other costs(1)	—	2,948
Depreciation and other amortization	16,325	15,051
Amortization of purchased intangibles	17,846	14,248

Adjusted EBITDA	$202,975	$151,826

(1)

Represents investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Results of Continuing Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$199,670	$160,631	$39,039	24.3%
Epsilon	126,307	117,566	8,741	7.4
Private Label Services and Credit	339,204	189,157	150,047	79.3
Corporate/Other	765	12,097	(11,332)	(93.7)
Eliminations	(2,409)	—	(2,409)	NM *

Total	$663,537	$479,451	$184,086	38.4%

Adjusted EBITDA(1):
LoyaltyOne	$53,587	$54,899	$(1,312)	(2.4)%
Epsilon	27,286	22,138	5,148	23.3
Private Label Services and Credit	139,755	87,470	52,285	59.8
Corporate/Other	(15,940)	(12,681)	(3,259)	25.7
Eliminations	(1,713)	—	(1,713)	NM *

Total	$202,975	$151,826	$51,149	33.7%

Stock compensation expense:
LoyaltyOne	$2,163	$4,024	$(1,861)	(46.2)%
Epsilon	1,970	3,324	(1,354)	(40.7)
Private Label Services and Credit	1,762	3,017	(1,255)	(41.6)
Corporate/Other	4,711	7,594	(2,883)	(38.0)

Total	$10,606	$17,959	$(7,353)	(40.9)%

Depreciation and amortization:
LoyaltyOne	$6,137	$4,954	$1,183	23.9%
Epsilon	18,016	16,007	2,009	12.6
Private Label Services and Credit	8,489	6,051	2,438	40.3
Corporate/Other	1,529	2,287	(758)	(33.1)

Total	$34,171	$29,299	$4,872	16.6%

Operating income from continuing operations:
LoyaltyOne	$45,287	$45,921	$(634)	(1.4)%
Epsilon	7,300	2,807	4,493	160.1
Private Label Services and Credit	129,504	78,402	51,102	65.2
Corporate/Other	(22,180)	(25,510)	3,330	(13.1)
Eliminations	(1,713)	—	(1,713)	NM *

Total	$158,198	$101,620	$56,578	55.7%

Adjusted EBITDA margin(2):
LoyaltyOne	26.8%	34.2%	(7.4)%
Epsilon	21.6	18.8	2.8
Private Label Services and Credit	41.2	46.2	(5.0)

Total	30.6%	31.7%	(1.1)%

Segment operating data:
Private Label statements generated	36,241	31,845	4,396	13.8%
Credit sales	$1,852,730	$1,548,074	$304,656	19.7%
Average receivables	$5,185,147	$4,238,393	$946,754	22.3%
AIR MILES reward miles issued	1,037,679	986,222	51,457	5.2%
AIR MILES reward miles redeemed	893,153	787,032	106,121	13.5%

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

Revenue. Total revenue increased $184.1 million, or 38.4%, to $663.5 million for the three months ended March 31, 2010 from $479.5 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Revenue increased $39.0 million, or 24.3%, to $199.7 million for the three months ended March 31, 2010 due to a favorable foreign currency exchange rate and growth in our AIR MILES reward miles redeemed. The average foreign currency exchange rate for the current year period increased to $0.96 as compared to $0.80 in the prior year period, which favorably impacted revenue by $30.9 million. In local currency (Canadian dollars), revenue increased approximately CAD $7.0 million, or 3.5%. Redemption revenue in local currency increased approximately CAD $5.0 million, or 3.6%, whereas AIR MILES reward miles redeemed increased 13.5%. This was a result of weak, lower margin issuances over the last two years due to the prolonged economic recession in Canada. This decline has negatively impacted the breakage pool, which has yet to return to historical levels. In addition, the amortization of deferred profit related to the conversion of certain split-fee to non-split fee programs has declined as the AIR MILES reward miles acquired have been redeemed. We believe the decline in local currency redemption revenue will recover as issuances and sponsor mix return to historical levels. AIR MILES reward miles issued grew 5.2%, and as 2010 progresses, we expect AIR MILES reward miles issued to continue to return to a growth rate of 7% – 8%, consistent with historical growth periods.

•

Epsilon. Revenue increased $8.7 million, or 7.4%, to $126.3 million for the three months ended March 31, 2010. Revenue from the segment’s largest service offerings (marketing database services, analytical services and digital communications) increased 10.2% as compared to the three months ended March 31, 2009 due to additional client signings. Proprietary data services revenue increased as its large catalog coalition database achieved solid growth with the retail sector beginning to show signs of improvement. This growth was offset by declines in the segment’s agency business.

•

Private Label Services and Credit. Revenue increased $150.0 million, or 79.3%, to $339.2 million for the three months ended March 31, 2010. On a conformed presentation, adjusting 2009 revenue for securitization funding costs and credit losses which totaled $127.4 million, revenue increased $22.6 million, or 7.1%. The increase was a result of continued positive trends in portfolio growth of 22.3% and credit sales growth of 19.7%. The increase was in part mitigated by a slight decline in gross yield, which was 23.6% for the current period a compared to 25.3% for the prior period. Gross yields dipped temporarily in February 2010 upon the implementation of the Credit Card Accountability and Responsibility and Disclosure Act of 2009. However, the March 2010 implementation of new cardholder terms returned gross yields to historic levels, where they are anticipated to remain.

•

Corporate/Other. Revenue decreased $11.3 million to $0.8 million for the three months ended March 31, 2010 primarily due to a decline of $11.6 million in transition services revenue from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations plus stock compensation expense, provision for income taxes, interest expense, net, loss on sale of assets, merger and other costs, depreciation and amortization. Adjusted EBITDA increased $51.1 million, or 33.7%, to $203.0 million for the three months ended March 31, 2010 from $151.8 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Adjusted EBITDA decreased $1.3 million, or 2.4%, to $53.6 million and adjusted EBITDA margin decreased to 26.8% for the three months ended March 31, 2010 compared to 34.2% in the same period in 2009. The decrease in adjusted EBITDA was driven primarily by a foreign exchange gain of $5.0 million in 2009, lower margins on AIR MILES reward miles redeemed discussed above and additional severance and coalition expenses.

•	Epsilon. Adjusted EBITDA increased $5.1 million, or 23.3%, to $27.3 million and adjusted EBITDA margin increased to 21.6% for the three months ended March 31, 2010 compared to 18.8% in the same period in 2009. The increase in adjusted EBITDA was driven by its large catalog coalition database. In 2009, our catalog business suffered as catalogers pared marketing budgets. In the first quarter of 2010, it achieved solid revenue growth. Additionally, our marketing database services grew $1.4 million due to additional client signings, as large multinational companies are directing a portion of their marketing spend to Epsilon due to the quantifiable benefits of transactional-based ROI micro-targeted marketing.

•

Private Label Services and Credit. Adjusted EBITDA increased $52.3 million, or 59.8%, to $139.8 million for the three months ended March 31, 2010 but adjusted EBITDA margin decreased to 41.2% for the three months ended March 31, 2010 compared to 46.2% in the same period in 2009. On a conformed presentation, adjusting 2009 for funding costs of $94.0 million due to the adoption of ASC 860 and ASC 810, adjusted EBITDA increased $18.8 million, or 15.5%, and adjusted EBITDA margin increased to 41.2% from 38.2%. Adjusted EBITDA and adjusted EBITDA margin were positively impacted by the increases in revenue attributable to portfolio growth and sales growth as previously described.

•

Corporate/Other. Adjusted EBITDA decreased $3.3 million to a loss of $15.9 million for the three months ended March 31, 2010 primarily related to the elimination of the transition services agreements and severance expense associated with the departure of certain associates.

Stock compensation expense. Stock compensation expense decreased $7.4 million, or 40.9%, to $10.6 million for the three months ended March 31, 2010. The decrease was driven by $7.0 million incurred in the comparable prior year period related to certain performance-based restricted stock unit awards that are no longer expected to vest, thus no expense was incurred in 2010.

Depreciation and Amortization. Depreciation and amortization increased $4.9 million, or 16.6%, to $34.2 million for the three months ended March 31, 2010 due to a $1.3 million increase in depreciation and other amortization and a $3.6 million increase in amortization of purchased intangibles, primarily as a result of the intangible assets acquired in the October 2009 acquisition of the Charming Shoppes credit card program.

Merger and other costs. We incurred no merger and other costs in 2010. During the three months ended March 31, 2009, we incurred approximately $3.5 million in severance costs for certain employees offset in part by a reimbursement of $0.6 million of costs associated with our proposed merger with an affiliate of The Blackstone Group. We do not anticipate any future costs associated with the proposed merger.

Operating Income. Operating income increased $56.6 million, or 55.7%, to $158.2 million for the three months ended March 31, 2010 from $101.6 million for the comparable period in 2009. Operating income increased due to the revenue and expense factors discussed above.

Securitization Funding Costs. Securitization funding costs were $41.6 million for the three months ended March 31, 2010. In 2009, these costs were netted against securitization income and totaled $33.5 million. In 2010, with the consolidation of the credit card securitization trusts, these costs are now reflected below as an operating expense. We incurred $39.4 million in interest on our asset-backed securities debt from increased borrowings due to growth in the portfolio, while interest rates remained relatively stable, and the amortization of securitized fees.

Interest Expense on Certificates of Deposit. Interest expense on certificates of deposit increased $1.8 million to $7.5 million for the three months ended March 31, 2010 from $5.7 million for the comparable period in 2009 due to higher average balances offset in part by a decline in interest rates.

Interest Expense on Long-Term and Other Debt, net. Interest expense on long-term and other debt, net increased $8.0 million, or 31.4%, to $33.6 million for the three months ended March 31, 2010 from $25.5 million for the comparable period in 2009. The increase resulted in part from additional interest expense of $5.5 million associated with our convertible senior notes. Our line of credit increased $1.0 million as a result of higher average balances, while interest rates remained relatively flat during the three months ended March 31, 2010 than during the comparable period in 2009.

Taxes. Income tax expense increased $1.6 million to $28.8 million for the three months ended March 31, 2010 from $27.3 million for the comparable period in 2009 due to an increase in taxable income, partially offset by a decrease in our effective tax rate to 38.2% for the three months ended March 31, 2010 from 38.8% for the comparable period in 2009.

Loss from Discontinued Operations. We incurred no loss from discontinued operations in 2010. Loss from discontinued operations, net of taxes, of $15.2 million in the three months ended March 31, 2009 related to the sale of the remaining portion of our utility services business.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At March 31, 2010, 63.3% of our accounts with balances and 63.6% of receivables were for accounts with origination dates greater than 24 months old. At March 31, 2009, 63.3% of our accounts with balances and 63.4% of receivables were for accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our credit card portfolio:

	March 31, 2010	% of total	December 31, 2009	% of total
	(In thousands, except percentages)
Receivables outstanding—principal	$4,825,801	100%	$5,332,777	100%
Principal receivables balances contractually delinquent:
31 to 60 days	79,221	1.6	97,024	1.8
61 to 90 days	60,322	1.3	70,423	1.3
91 or more days	130,226	2.7	157,449	3.0

Total	$269,769	5.6%	$324,896	6.1%

Net Charge-Offs. Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. The following table presents our net charge-offs for the periods indicated. Average receivables represents the average balance of the cardholder receivables at the beginning of each month in the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except percentages)
Average receivables	$5,185,147	$4,238,393
Net charge-offs	122,266	93,989
Net charge-offs as a percentage of average receivables (annualized)	9.4%	8.9%

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital and the timing of merchant settlement activity. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Private Label Services and Credit segment related to holiday retail sales.

We generated cash flow from operating activities of $206.6 million and $71.1 million for the three months ended March 31, 2010 and 2009, respectively. The increase in operating cash flows was due to increased profitability, including non-cash charges to income such as an increase in the provision for doubtful accounts as a result of the consolidation of the credit card securitization trusts. We also generated positive operating cash flow from increases in working capital, including the timing of payments of accounts payable and accrued expenses. Also impacting cash flow from operations was amounts due from trusts. In 2009, the amounts due from the trusts were included in other assets and resulted in a use of cash as amounts increased during the period. In 2010, with the consolidation of the securitization trusts upon the adoption of ASC 860 and ASC 810, amounts due from the securitization trusts were eliminated. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash provided by investing activities was $443.1 million for the three months ended March 31, 2010. Cash used by investing activities was $119.1 million for the three months ended March 31, 2009. Significant components of investing activities are as follows:

•	Credit Card Receivables Funding. Cash increased $397.5 million due to a decline in receivables from the seasonal pay down of our credit card receivables.

•

Capital Expenditures. Our capital expenditures for the three months ended March 31, 2010 were $15.4 million compared to $10.9 million for the comparable period in 2009. We anticipate capital expenditures to be approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $723.2 million for the three months ended March 31, 2010 as compared to cash provided by financing activities of $214.6 million for the three months ended March 31, 2009. Our financing activities during the three months ended March 31, 2010 relate primarily to borrowings and repayments of debt, the issuance and repayment of certificates of deposit and repurchases of common stock.

Adoption of ASC 860 and ASC 810. The consolidation of the WFN Trusts and the WFC Trust resulted in $81.6 million in cash and cash equivalents as of January 1, 2010, which is shown separately from operating, financing and investing activities.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our securitization program, certificates of deposit issued by World Financial Network National Bank, or WFNNB, and World Financial Capital Bank, or WFCB, our credit facility and issuances of equity securities.

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

Securitization Program. Since January 1996, we have sold a majority of the credit card receivables originated by WFNNB to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to the WFN Trusts as part of our securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by WFCB, selling them to World Financial Capital Credit Company, LLC which in turn sold them to the WFC Trust. These securitization programs are the primary vehicle through which we finance WFNNB’s and WFCB’s credit card receivables.

At March 31, 2010, we had $3.2 billion of asset-backed securities debt — owed to securitization investors, of which $696.9 million is due within the next 12 months.

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

As of March 31, 2010, the WFN Trusts and the WFC Trust had approximately $4.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts.

In March 2010, World Financial Network Credit Card Master Note Trust issued $100.8 million of term asset-backed securities to investors. The offering consisted of $65.0 million of Class A Series 2010-1 asset-backed notes that have a fixed interest rate of 4.2% per year, $9.8 million of Class M Series 2010-1 asset-backed notes that have a fixed interest rate of 5.3% per year, $6.6 million of Class B Series 2010-1 asset-backed notes that have a fixed interest rate of 6.3% per year, $11.6 million of Class C Series 2010-1 asset-backed notes that have a fixed interest rate of 7.0% per year and $7.8 million of Class D Series 2010-1 zero-coupon notes which were retained by us. The Class A notes will mature in November 2012, the Class M notes will mature in December 2012, the Class B notes will mature in January 2013, the Class C notes will mature in February 2013 and the Class D notes will mature in March 2013. With the consolidation of the WFN Trusts, the Class D Series 2010-1 notes are eliminated from the unaudited condensed consolidated financial statements.

During the first quarter of 2010, we renewed our 2009-VFC1 conduit facility, extending the maturity to September 30, 2011.

Debt

See Note 8, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information related to our debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2009 related to our exposure to market risk from interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2010, LoyaltyOne completed a system conversion of its order management system. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A. of Part II of this Quarterly Report.

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

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

If we are unable to securitize our credit card receivables due to changes in the market, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

Our ability to continue to securitize our receivables will depend upon the conditions in the securities market at the time. There has been uncertainty in the securitization market recently over existing Federal Deposit Insurance Corporation, or FDIC, guidance regarding standards for legal isolation of the transferred assets. The FDIC has adopted a “safe harbor” rule stating that, if certain conditions are met, the FDIC will not use its repudiation power to reclaim, recover or recharacterize as property of an FDIC insured institution any financial assets transferred by that institution in connection with a securitization transaction. WFNNB and WFCB have structured the issuance of their asset-backed securities with the intention that the transfers of the securitized credit card receivables by WFNNB and WFCB would have the benefit of this safe harbor rule. Except as described below, the protection of the FDIC safe harbor rule only extends to securitizations that satisfy the conditions for sale accounting treatment (other than the legal isolation condition, since the safe harbor rule was meant to help satisfy that condition). As a result of accounting changes effective as of January 1, 2010, the transfers of receivables by WFNNB and WFCB ceased to satisfy the conditions for sale accounting treatment. The FDIC has adopted an amendment to the safe harbor rule stating that for transfers of financial assets made on or before September 30, 2010, or, with respect to revolving securitization trusts, for securitizations in which the related beneficial interests were issued on or before September 30, 2010, the protection of the safe harbor rule will continue to apply for the life of the securitization transaction notwithstanding the fact the transaction does not satisfy all conditions for sale accounting treatment under the new accounting rules, provided that the securitization satisfied the conditions (other than the legal isolation condition) for sale accounting treatment under generally accepted accounting principles in effect for reporting periods prior to November 15, 2009, and the other conditions of the safe harbor rule are satisfied. As a result, the accounting changes will not affect the availability of the safe harbor rule for securitization transactions issued by the securitization trusts prior to September 30, 2010. On December 15, 2009, the FDIC issued an Advance Notice of Proposed Rulemaking, which describes the possible future terms of the legal isolation standard. The form that this rule will ultimately take is uncertain at this time, but it may impact our ability and/or desire to issue asset-backed securities in the future.

On April 7, 2010, the SEC proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our securitization program. The proposed rules, if adopted in their current form, would, among other things, impose as a condition for the shelf registration of asset-backed securities a requirement that the sponsor of the asset-backed securities offering hold a minimum of 5% of the nominal amount of each of the tranches sold or transferred to investors (or, in the case of revolving master trusts, an originator’s interest of a minimum of 5% of the nominal amount of the securitization exposures) and not hedge those holdings. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets and to file a computer program that demonstrates the effect of the transaction’s waterfall of distributions. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2010, our Board of Directors authorized a new stock repurchase program to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010, subject to any restrictions under the terms of our credit agreement or otherwise.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(In millions)
During 2010:
January 1-31	2,615	$63.64	—	$275.1
February 1-28	271,016	54.04	268,500	260.6
March 1-31	2,972	61.13	—	260.6

Total	276,603	$54.21	268,500	$260.6

(1)

During the period represented by the table, 8,103 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On January 27, 2010, our Board of Directors authorized a new stock repurchase program to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010, subject to any restrictions under the terms of our credit agreement or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

3.6	Fourth Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on December 11, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

+*10.1	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended.

+*10.2	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended.

+*10.3	LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan effective as of January 1, 2009.

*10.4	Transfer and Servicing Agreement, dated as of March 26, 2010, by and among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust II.

*10.5	Master Indenture, dated as of March 26, 2010 between World Financial Network Credit Card Master Note Trust II and U.S. Bank National Association.

*10.6	Series 2010-1 Indenture Supplement, dated as of March 26, 2010, by and between World Financial Network Credit Card Master Note Trust II and U.S. Bank National Association.

*10.7	Collateral Series Supplement to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 26, 2010, by and among WFN Credit Company, LLC, World Financial Network National Bank and U.S. Bank National Association.

*10.8	First Amendment to Series 2009-VFC1 Supplement, dated as of March 30, 2010, by and among World Financial Network National Bank, WFN Credit Company, LLC and Union Bank, N.A.

Exhibit No.	Description
*10.9	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, by and among World Financial Network National Bank, WFN Credit Company, LLC and Union Bank, N.A.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

Date: May 7, 2010

By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: May 7, 2010