Form 10-Q
period 2010-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2010-08-09
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-15749

ALLIANCE DATA SYSTEMS

CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1429215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500 Dallas Parkway, Suite 700

Plano, Texas 75024

(Address of Principal Executive Office, Including Zip Code)

(214) 494-3000

(Registrant’s Telephone Number, Including Area Code)

17655 Waterview Parkway, Dallas, Texas 75252

(Former name, former address and former fiscal year if changed since last report)

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

As of August 4, 2010, 52,632,878 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash and cash equivalents	$250,335	$213,378
Trade receivables, less allowance for doubtful accounts ($4,307 and $6,736 at June 30, 2010 and December 31, 2009, respectively)	209,609	225,212
Seller’s interest	—	297,108
Credit card receivables:
Credit card receivables—restricted for securitization investors	4,295,127	—
Other credit card receivables	748,341	671,182

Total credit card receivables	5,043,468	671,182
Allowance for loan loss	(526,845)	(54,884)

Credit card receivables, net	4,516,623	616,298
Deferred tax asset, net	339,993	197,455
Other current assets	116,663	201,427
Redemption settlement assets, restricted	476,629	574,004
Assets of discontinued operations	22,020	34,623

Total current assets	5,931,872	2,359,505
Property and equipment, net	157,593	165,012
Due from securitizations	—	775,570
Cash collateral, restricted	313,018	216,953
Intangible assets, net	283,124	316,597
Goodwill	1,161,953	1,166,275
Other non-current assets	199,074	225,755

Total assets	$8,046,634	$5,225,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$125,534	$103,891
Accrued expenses	108,565	128,012
Certificates of deposit	426,300	772,500
Asset-backed securities debt—owed to securitization investors	253,593	—
Current debt	269,403	51,963
Other current liabilities	86,946	88,716
Deferred revenue	967,308	984,930

Total current liabilities	2,237,649	2,130,012
Deferred revenue	160,249	161,216
Deferred tax liability, net	107,421	140,712
Certificates of deposit	672,600	692,500
Asset-backed securities debt—owed to securitization investors	3,099,165	—
Long-term and other debt	1,544,258	1,730,389
Other liabilities	190,503	98,062

Total liabilities	8,011,845	4,952,891
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 92,616 shares and 91,121 shares at June 30, 2010 and December 31, 2009, respectively	926	911
Additional paid-in capital	1,288,348	1,235,669
Treasury stock, at cost (39,379 and 38,922 shares at June 30, 2010 and December 31, 2009, respectively)	(1,956,951)	(1,931,102)
Retained earnings	715,955	1,033,039
Accumulated other comprehensive loss	(13,489)	(65,741)

Total stockholders’ equity	34,789	272,776

Total liabilities and stockholders’ equity	$8,046,634	$5,225,667

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues
Transaction	$69,341	$94,695	$145,942	$189,133
Redemption	127,709	114,009	266,386	226,156
Securitization income	—	93,219	—	216,622
Finance charges, net	319,269	11,178	625,626	29,010
Database marketing fees and direct marketing services	134,972	119,679	260,163	235,288
Other revenue	18,427	24,759	35,138	40,781

Total revenue	669,718	457,539	1,333,255	936,990
Operating expenses
Cost of operations	357,704	326,567	717,827	647,860
General and administrative	21,509	19,214	43,673	47,033
Provision for loan loss	95,704	—	184,585	—
Depreciation and other amortization	16,580	15,300	32,905	30,351
Amortization of purchased intangibles	17,841	15,815	35,687	30,063
Merger costs (reimbursements)	—	64	—	(516)

Total operating expenses	509,338	376,960	1,014,677	754,791

Operating income	160,380	80,579	318,578	182,199
Interest expense:
Securitization funding costs	43,606	—	85,225	—
Interest expense on certificates of deposit	7,604	6,803	16,202	13,184
Interest expense on long-term and other debt, net	32,638	27,304	65,127	52,210

Total interest expense, net	83,848	34,107	166,554	65,394

Income from continuing operations before income taxes	76,532	46,472	152,024	116,805
Provision for income taxes	29,212	18,085	58,050	45,369

Income from continuing operations	47,320	28,387	93,974	71,436
Income (loss) from discontinued operations, net of taxes	—	1,049	—	(14,145)

Net income	$47,320	$29,436	$93,974	$57,291

Basic income (loss) per share:
Income from continuing operations	$0.89	$0.50	$1.78	$1.21
Income (loss) from discontinued operations	—	0.02	—	(0.24)

Net income per share	$0.89	$0.52	$1.78	$0.97

Diluted income (loss) per share:
Income from continuing operations	$0.83	$0.49	$1.67	$1.20
Income (loss) from discontinued operations	—	0.02	—	(0.24)

Net income per share	$0.83	$0.51	$1.67	$0.96

Weighted average shares:
Basic	53,188	56,918	52,820	59,027

Diluted	56,821	57,808	56,122	59,749

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,974	$57,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,592	60,482
Deferred income taxes	19,973	28,756
Provision for loan loss	184,585	24,640
Non-cash stock compensation	23,021	28,747
Fair value loss on interest-only strip	—	4,040
Fair value loss on interest rate derivatives	5,384	—
Amortization of discount on convertible senior notes	32,162	22,224
Loss on the sale of assets	—	18,018
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	2,619	17,892
Change in merchant settlement activity	—	(7,901)
Change in other assets	24,833	(8,009)
Change in accounts payable and accrued expenses	(668)	(80,973)
Change in deferred revenue	(5,169)	(12,980)
Change in other liabilities	11,865	3,552
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	53,240
Excess tax benefits from stock-based compensation	(11,416)	(603)
Other	(3,260)	4,669

Net cash provided by operating activities	446,495	213,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	16,927	29,684
Change in seller’s interest	—	7,298
Change in credit card receivables	276,446	(146,796)
Change in cash collateral, restricted	(95,053)	77,732
Change in restricted cash	21,802	(63,359)
Change in due from securitizations	—	(137,697)
Capital expenditures	(31,512)	(24,243)
Proceeds from the sale of assets	—	8,013
Other	(3,699)	(67)

Net cash provided by (used in) investing activities	184,911	(249,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	555,000	1,950,000
Proceeds from issuance of convertible senior notes due 2014	—	345,000
Repayment of borrowings	(544,346)	(1,949,864)
Issuances of certificates of deposit	94,000	565,200
Repayments of certificates of deposit	(460,100)	(456,300)
Proceeds from asset-backed securities	411,945	—
Maturities of asset-backed securities	(745,120)	—
Payment of capital lease obligations	(11,476)	(10,737)
Payment of deferred financing costs	(730)	(17,232)
Excess tax benefits from stock-based compensation	11,416	603
Proceeds from issuance of common stock	29,631	4,912
Proceeds from issuance of warrants	—	30,050
Payments for convertible note hedges	—	(80,765)
Payments for prepaid forward contracts	—	(74,872)
Purchase of treasury shares	(14,520)	(314,055)

Net cash used in financing activities	(674,300)	(8,060)

Effect of exchange rate changes on cash and cash equivalents	(1,702)	5,922

Change in cash and cash equivalents	(44,596)	(38,488)
Cash effect on adoption of ASC 860 and ASC 810	81,553	—
Cash and cash equivalents at beginning of period	213,378	156,911

Cash and cash equivalents at end of period	$250,335	$118,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$119,290	$41,635

Income taxes paid, net	$16,897	$41,118

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

2. CHANGE IN ACCOUNTING PRINCIPLE

In June 2009, the FASB issued guidance codified in ASC 860 related to accounting for transfers of financial assets and ASC 810 related to the consolidation of variable interest entities (“VIEs”). ASC 860 removed the concept of qualifying special purpose entity (“QSPE”) and eliminated the consolidation exemption that was then available for QSPEs. ASC 810 requires an initial evaluation as well as an ongoing assessment of the Company’s involvement in the activities of World Financial Network Credit Card Master Trust (“Master Trust”), World Financial Network Credit Card Master Note Trust (“Master Trust I”), World Financial Network Credit Card Master Note Trust II (“Master Trust II”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”) and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be potentially significant in order to determine whether those VIEs are required to be consolidated on the balance sheets of World Financial Network National Bank (“WFNNB”),World Financial Capital Bank (“WFCB”) or their affiliates, including ADSC.

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

After adoption, the Company’s consolidated statements of income no longer reflect securitization income, but instead reflect finance charges and certain other income associated with the securitized credit card receivables. Net charge-offs associated with credit card receivables impact the Company’s provision for loan loss reflected in the Company’s total operating expenses. Interest expense associated with debt issued from the WFN Trusts and the WFC Trust to third-party investors is reported in securitization funding costs. Additionally, the Company no longer records initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment, nor are there any gains or losses on the revaluation of the interest-only strip receivable, as that asset is not recognized in a transaction accounted for as a secured borrowing. Since the Company’s securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than cash flows from operating or investing activities.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends ASC 820, “Fair Value Measurements and Disclosures,” to add separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. The requirement to provide the Level 3 disclosures about purchases, sales, issuances and settlements will be effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 for the separate Level 3 disclosures will only impact disclosures and will not have a material impact on the Company’s consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and will not have a material impact on the Company’s consolidated financial statements.

4. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$47,320	$28,387	$93,974	$71,436
Income (loss) from discontinued operations, net of taxes	—	1,049	—	(14,145)

Net income	$47,320	$29,436	$93,974	$57,291

Denominator
Weighted average shares, basic	53,188	56,918	52,820	59,027
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	2,295	—	1,950	—
Net effect of dilutive stock options and unvested restricted stock	1,338	890	1,352	722

Denominator for diluted calculation	56,821	57,808	56,122	59,749

Basic
Income from continuing operations per share	$0.89	$0.50	$1.78	$1.21
Income (loss) from discontinued operations per share	—	0.02	—	(0.24)

Net income per share	$0.89	$0.52	$1.78	$0.97

Diluted
Income from continuing operations per share	$0.83	$0.49	$1.67	$1.20
Income (loss) from discontinued operations per share	—	0.02	—	(0.24)

Net income per share	$0.83	$0.51	$1.67	$0.96

The Company calculates the effect of its convertible senior notes, which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has the intent to settle the convertible senior notes in cash. At June 30, 2010 and 2009, the Company excluded, in each case, 17.5 million warrants from the calculation of net income per share as the effect was anti-dilutive.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The tables below present quantitative information about the components of total credit card receivables and delinquencies:

	June 30, 2010	December 31, 2009
	(In millions)
Principal receivables	$4,816.0	$5,332.8
Billed and accrued finance charges	203.3	155.7
Other receivables	24.2	21.0

Total credit card receivables	5,043.5	5,509.5
Less credit card receivables—restricted for securitization investors	4,295.1	4,838.3

Other credit card receivables	$748.4	$671.2

Principal amount of credit card receivables 90 days or more past due	$115.8	$157.4

Net charge-offs of credit card receivables were $112.4 million and $103.6 million for the three months ended June 30, 2010 and 2009, respectively, and $234.7 million and $197.5 million for the six months ended June 30, 2010 and 2009, respectively.

Allowance for Loan Loss

Management evaluates the allowance for loan loss monthly for adequacy. The allowance is maintained through an adjustment to the provision for loan loss. In estimating losses inherent in the credit card portfolio, management uses an approach that utilizes a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. In determining the proper level of the allowance for loan loss, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan loss on credit card receivables for the six months ended June 30, 2010 and the year ended December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Balance at beginning of period	$54,884	$38,124
Adoption of ASC 860 and ASC 810	523,950	—
Provision for loan loss	182,701	52,259
Charge-offs, net of recoveries	(234,690)	(35,499)

Balance at end of period	$526,845	$54,884

The provision for loan loss expense was $95.7 million and $184.6 million for the three and six months ended June 30, 2010, respectively, which includes $1.0 million and $1.9 million of credit card fraud losses, respectively. The provision for loan loss expense was $10.9 million and $19.5 million for the three and six months ended June 30, 2009, respectively, for the Company’s on-balance sheet credit card receivables. These amounts were netted against securitization income in 2009.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables to the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit receivables, collect payments, and charge-off uncollectible receivables. Upon consolidation of the WFN Trusts and the WFC Trust, this fee was eliminated.

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30, 2010	December 31, 2009
	(In millions)
Total credit card receivables—restricted for securitization investors	$4,295.1	$4,838.3

Principal amount of credit card receivables—restricted for securitization investors, 90 days or more past due	$104.7	$148.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Net securitized charge-offs	$97.9	$93.1	$206.0	$180.9

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from and paid to the securitization trusts when transfers of credit card receivables to the securitization trusts were treated as sales prior to the adoption of ASC 860 and ASC 810:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$1,193.2	$2,284.1
Proceeds from new securitizations	708.9	1,068.6
Proceeds from collections reinvested in revolving period transfers	1,560.1	3,180.5
Servicing fees received	17.7	36.0

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

	June 30, 2010				December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$45,016	$—	$—	$45,016	$71,641	$—	$—	$71,641
Government bonds	50,758	1,059	(35)	51,782	41,026	1,205	—	42,231
Corporate bonds(1)	374,992	5,344	(505)	379,831	453,447	8,473	(1,788)	460,132

Total	$470,766	$6,403	$(540)	$476,629	$566,114	$9,678	$(1,788)	$574,004

(1)

Included in corporate bonds at December 31, 2009 is an investment in retained interests in the WFN Trusts with a fair value of $73.9 million. Upon adoption of ASC 860, these amounts were eliminated with the consolidation of the WFN Trusts, and therefore not reflected in the unaudited condensed consolidated balance sheets as of June 30, 2010.

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2010 and December 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		June 30, 2010 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$9,377	$(35)	$—	$—	$9,377	$(35)
Corporate bonds	65,508	(505)	—	—	65,508	(505)

Total	$74,885	$(540)	$—	$—	$74,885	$(540)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than 12 months		December 31, 2009 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$98,448	$(1,646)	$7,705	$(142)	$106,153	$(1,788)

Total	$98,448	$(1,646)	$7,705	$(142)	$106,153	$(1,788)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of June 30, 2010, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at June 30, 2010 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$217,902	$219,689
Due after one year through five years	252,864	256,940

Total	$470,766	$476,629

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2010			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(134,092)	$52,336	5-10 years—straight line
Premium on purchased credit card portfolios	151,430	(53,170)	98,260	3-10 years—straight line, accelerated
Collector database	65,752	(56,474)	9,278	30 years—15% declining balance
Customer database	160,200	(65,509)	94,691	4-10 years—straight line
Noncompete agreements	2,514	(2,191)	323	3-5 years—straight line
Tradenames	11,615	(4,309)	7,306	4-10 years—straight line
Purchased data lists	18,816	(10,236)	8,580	1-5 years—straight line, accelerated

	$596,755	$(325,981)	$270,774
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$609,105	$(325,981)	$283,124

	December 31, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(121,540)	$64,888	5-10 years—straight line
Premium on purchased credit card portfolios	155,227	(46,936)	108,291	3-10 years—straight line, accelerated
Collector database	66,541	(56,316)	10,225	30 years—15% declining balance
Customer database	160,564	(57,043)	103,521	4-10 years—straight line
Noncompete agreements	2,522	(1,986)	536	3-5 years—straight line
Tradenames	11,658	(3,674)	7,984	4-10 years—straight line
Purchased data lists	17,178	(8,376)	8,802	1-5 years—straight line, accelerated

	$600,118	$(295,871)	$304,247
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$612,468	$(295,871)	$316,597

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2009	$234,613	$669,930	$261,732	$—	$1,166,275
Effects of foreign currency translation	(2,642)	(1,680)	—	—	(4,322)

June 30, 2010	$231,971	$668,250	$261,732	$—	$1,161,953

8. DEBT

Debt consists of the following:

Description	June 30, 2010	December 31, 2009	Maturity	Interest Rate
	(In thousands)
Long-term and other debt:
Credit facility	$500,000	$487,000	March 2012	(1)
Senior notes	250,000	250,000	May 2011	6.14%
2009 Term loan	161,000	161,000	March 2012	(2)
Convertible senior notes due 2013	635,144	612,058	August 2013	1.75%
Convertible senior notes due 2014	247,945	238,869	May 2014	4.75%
Capital lease obligations and other debt	19,572	33,425	July 2010 – July 2013(3)	5.20% to 8.10%(3)

	1,813,661	1,782,352
Less: current portion	(269,403)	(51,963)

Long-term portion	$1,544,258	$1,730,389

Certificates of deposit:
Certificates of deposit	$1,098,900	$1,465,000	One year to five years	0.50% to 5.25%
Less: current portion	(426,300)	(772,500)

Long-term portion	$672,600	$692,500

Asset-backed securities debt—owed to securitization investors:(4)
Fixed rate asset-backed term note securities	$1,489,065	$—	July 2010 – July 2013	2.36% to 7.00%
Floating rate asset-backed term note securities	1,216,633	—	August 2010 – April 2013	0.48% to 7.85%(5)
Conduit asset-backed securities	647,060	—	June 2011– September 2011	1.88% to 2.69%

Total asset-backed securities—owed to securitization investors	3,352,758	—
Less: current portion	(253,593)	—

Long-term portion	$3,099,165	$—

(1)

The Company maintains a $750.0 million unsecured revolving credit facility (the “Credit Facility,”) where advances are in the form of either base rate loans or Eurodollar loans and may be denominated in Canadian dollars, subject to a sublimit, or U.S. dollars. The interest rate for base loans is the higher of (a) the Bank of Montreal’s prime rate, (b) the Federal funds rate plus 0.5%, and (c) the quoted London Interbank Offered

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rate (“LIBOR”) as defined in the credit agreement plus 1.0%. The interest rate for Eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Company’s senior leverage ratio as defined in the Credit Facility. Total availability under the Credit Facility at June 30, 2010 was $250.0 million. At June 30, 2010, the amounts outstanding under the Credit Facility were based on Eurodollar loans where the weighted average interest rate was 0.75%.

(2)

Advances under the term loan agreement, dated May 15, 2009 (the “2009 Term Loan”), are in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (a) Bank of Montreal’s prime rate; (b) the Federal funds rate plus 0.5%; and (c) the quoted LIBOR as defined in the 2009 Term Loan agreement plus 1.0%, in each case plus a margin of 2.0% to 3.0% based upon the Company’s senior leverage ratio as defined in the 2009 Term Loan agreement. The interest rate of Eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 3.0% to 4.0% based on the Company’s senior leverage ratio as defined in the 2009 Term Loan. At June 30, 2010, the amounts outstanding under the 2009 Term Loan were based on Eurodollar loans where the weighted average interest rate was 3.35%.

(3)	The Company has other minor borrowings, primarily capital leases, with varying interest rates and maturities.
(4)

Upon adoption of ASC 860 and ASC 810, the Company consolidated the WFN Trusts and the WFC Trust and the related asset-backed securities debt. See Note 2, “Change in Accounting Principle,” for more information on the adoption of ASC 860 and ASC 810.

(5)

Interest rates include those for certain of the Company’s asset-backed securities — owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 4.45% at June 30, 2010.

As of June 30, 2010, the Company was in compliance with its financial covenants.

Credit Facility

On June 18, 2010, the Company amended its Credit Facility to clarify the application of ASC 860 and ASC 810 with respect to the calculation of covenant compliance.

2009 Term Loan

On June 18, 2010, the Company amended its 2009 Term Loan to clarify the application of ASC 860 and ASC 810 with respect to the calculation of covenant compliance. In addition, the amendment removed the prepayments that were required beginning June 30, 2010 and now provides that principal payments be paid at maturity, March 30, 2012.

Convertible Senior Notes

The table below summarizes the carrying value of the components of the convertible senior notes:

	June 30, 2010	December 31, 2009
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(266,911)	(299,073)

Net carrying value of liability component	$883,089	$850,927

If-converted value of common stock	$1,042,086	$1,130,852

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which is a weighted average period of 3.3 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Interest expense calculated on contractual interest rate	$7,618	$4,796	$15,237	$8,318
Amortization of discount on liability component	16,301	11,870	32,162	22,224

Total interest expense on convertible senior notes	$23,919	$16,666	$47,399	$30,542

Effective interest rate (annualized)	11.0%	11.0%	11.0%	11.0%

Asset-backed Securities — Owed to Securitization Investors

An asset-backed security is a security whose value and income payments are derived from and collateralized (or “backed”) by a specified pool of underlying assets. The sale of the pool of underlying assets to general investors is accomplished through a securitization process.

The Company regularly sells its credit card receivables to its securitization trusts, the WFN Trusts and the WFC Trust. Beginning January 1, 2010, the WFN Trusts and the WFC Trust were consolidated on the balance sheets of the Company, under ASC 860 and ASC 810. See Note 2, “Change in Accounting Principle,” for more information on the adoption of ASC 860 and ASC 810. The liabilities of the consolidated VIEs include asset-backed securities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

Asset-backed Term Notes

In March 2010, Master Trust II issued $100.8 million of term asset-backed securities to investors. The offering consisted of $65.0 million of Class A Series 2010-1 asset-backed notes that have a fixed interest rate of 4.2% per year, $9.8 million of Class M Series 2010-1 asset-backed notes that have a fixed interest rate of 5.3% per year, $6.6 million of Class B Series 2010-1 asset-backed notes that have a fixed interest rate of 6.3% per year, $11.6 million of Class C Series 2010-1 asset-backed notes that have a fixed interest rate of 7.0% per year and $7.8 million of Class D Series 2010-1 zero-coupon notes which were retained by the Company. The Class A notes will mature in November 2012, the Class M notes will mature in December 2012, the Class B notes will mature in January 2013, the Class C notes will mature in February 2013 and the Class D notes will mature in March 2013. With the consolidation of the WFN Trusts, the Class D Series 2010-1 notes are eliminated from the unaudited condensed consolidated financial statements.

Conduit Facilities

During the first quarter of 2010, the Company renewed its $550.0 million 2009-VFC1 conduit facility under Master Trust III, extending the maturity to September 30, 2011.

During the second quarter of 2010, the Company renewed its $1.2 billion 2009-VFN conduit facility under Master Trust I, extending the maturity to June 23, 2011, and its $275.0 million 2009-VFN conduit facility under the WFC Trust, extending the maturity to June 3, 2011.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the maturities of borrowing commitments as of June 30, 2010 for the WFN Trusts and the WFC Trust by year:

	2010	2011	2012	2013	2014 & Thereafter	Total
	(In millions)
Term notes	$211.4	$1,158.9	$805.2	$925.7	$—	$3,101.2
Conduit facilities(1)	—	2,447.8	—	—	—	2,447.8

Total(2)	$211.4	$3,606.7	$805.2	$925.7	$—	$5,549.0

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)

As of June 30, 2010, with the consolidation of the WFN Trusts and the WFC Trust, $554.1 million of debt issued by the trusts and retained by the Company has been eliminated in the unaudited condensed consolidated financial statements.

Derivative Financial Instruments

The credit card securitization trusts have entered into derivative financial instruments, which include both interest rate swaps and an interest rate cap, to mitigate their interest rate risk on a related financial instrument or to lock the interest rate on a portion of its asset-backed variable debt. Effective January 1, 2010, the derivative financial instruments of the credit card securitization trusts were consolidated on the Company’s balance sheets under ASC 860 and ASC 810.

As part of its interest rate risk management program, the Company may enter into derivative financial instruments with institutions that are established dealers and manage its exposure to changes in fair value of certain asset-backed security obligations attributable to changes in LIBOR. These interest rate contracts involve the receipt of fixed rate amounts from counterparties in exchange for the Company making variable rate payments over the life of the agreement without the exchange of the underlying notional amount. These interest rate contracts are not designated as hedges. Such contracts are not speculative and are used to manage interest rate risk, but do not meet the specific hedge accounting requirements of ASC 815, “Derivatives and Hedging.”

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at June 30, 2010 in the unaudited condensed consolidated balance sheets:

	Notional Amount (in thousands)	Weighted Average Years to Maturity
Interest rate contracts not designated as hedging instruments	$1,216,633	2.1

	Balance Sheet Location	Fair Value (in thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$323
Interest rate contracts not designated as hedging instruments	Other liabilities	$83,616

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables identify the classification of the Company’s outstanding interest rate contracts for the three and six months ended June 30, 2010 in the unaudited condensed consolidated statements of income:

For the three months ended June 30, 2010	Income Statement Location	Loss on Derivative Contracts (in thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$3,203

For the six months ended June 30, 2010	Income Statement Location	Loss on Derivative Contracts (in thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$5,384

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers and maintain certain minimum credit criteria established by the Company. At June 30, 2010, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At June 30, 2010, these thresholds were not breached and no amounts were held as collateral by the Company.

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

Under certain of the Company’s contracts, a portion of the proceeds is paid to the Company upon the issuance of an AIR MILES reward mile and a portion is paid at the time of redemption and therefore, the Company does not have a redemption obligation related to these contracts. Revenue is recognized at the time of redemption and is not reflected in the reconciliation of the redemption obligation detailed below. Under such contracts, the proceeds received at issuance are initially deferred as service revenue and revenue is recognized pro rata over the estimated life of an AIR MILES reward mile. Amounts for revenue related to the redemption element and service element are recorded in redemption revenue and transaction revenue, respectively, in the unaudited condensed consolidated statements of income.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2009	$306,336	$839,810	$1,146,146
Cash proceeds	88,940	236,918	325,858
Revenue recognized	(83,680)	(251,641)	(335,321)
Other	—	4,301	4,301
Effects of foreign currency translation	(3,773)	(9,654)	(13,427)

June 30, 2010	$307,823	$819,734	$1,127,557

Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$147,574	$819,734	$967,308

Non-current liabilities	$160,249	$—	$160,249

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On January 27, 2010, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $275.1 million of the Company’s common stock through December 2010, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the three and six months ended June 30, 2010, the Company acquired a total of 188,000 shares and 456,500 shares, respectively, of its common stock for $11.3 million and $25.8 million, respectively.

Stock Compensation Plans

On March 31, 2005, the Company’s Board of Directors adopted the 2005 long-term incentive plan, which was subsequently approved by the Company’s stockholders on June 7, 2005 and became effective July 1, 2005. This plan reserved 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other performance-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates. On September 24, 2009, the Company’s Board of Directors amended the 2005 long term incentive plan to provide that, in addition to settlement in shares of the Company’s common stock or other securities, equity awards may be settled in cash. No more grants may be made from the 2005 long-term incentive plan, which expired on June 30, 2010.

On March 25, 2010, the Company’s Board of Directors adopted the 2010 Omnibus Incentive Plan (the “2010 plan”), which was subsequently approved by the Company’s stockholders on June 8, 2010, became effective July 1, 2010 and expires on June 30, 2015. This plan reserves 3,000,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cost of operations	$6,308	$5,771	$12,203	$16,136
General and administrative	6,107	4,927	10,818	12,521

Total	$12,415	$10,698	$23,021	$28,657

There was no stock-based compensation expense related to discontinued operations for the three and six months ended June 30, 2010 and for the three months ended June 30, 2009. For the six months ended June 30, 2009, stock-based compensation expense for the Company’s discontinued operations was approximately $0.1 million. This amount is included in the loss from discontinued operations in the unaudited condensed consolidated statements of income.

During the six months ended June 30, 2010, the Company awarded 476,096 performance-based restricted stock units with a weighted average grant date fair value per share of $57.15 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s core earnings per share growth for the period from January 1, 2010 to December 31, 2010 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 22, 2011, an additional 33% of the award on February 22, 2012 and the final 34% of the award on February 22, 2013, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2010, the Company awarded 188,625 service-based restricted stock units with a weighted average grant date fair value per share of $60.49 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant meets the service condition on each such vesting date.

In March 2009, the Company determined that it was no longer probable that the specified performance measures associated with certain performance-based restricted stock units would be achieved. As a result, 1,242,098 performance-based restricted stock units granted during 2008 and in January 2009, having a weighted-average grant date fair value of $56.43 per share, are not expected to vest. The Company has not recognized stock-based compensation expense related to those awards no longer expected to vest.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$47,320	$29,436	$93,974	$57,291
Adoption of ASC 860 and ASC 810(1)	—	—	55,881	—
Unrealized gain (loss) on securities available-for-sale	3,953	(31,186)	(1,748)	(29,449)
Foreign currency translation adjustments(2)	5,757	12,521	(1,881)	9,126

Total comprehensive income, net of tax	$57,030	$10,771	$146,226	$36,968

(1)

These amounts related to unrealized losses associated with retained interests in the WFN Trusts and the WFC Trust, which were classified as available-for-sale. These amounts were previously reflected in accumulated other comprehensive income. Effective January 1, 2010, upon the adoption of ASC 860 and ASC 810, these interests and related accumulated other comprehensive income have been reclassified, derecognized or eliminated upon consolidation of the WFN Trusts and the WFC Trust.

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$250,335	$250,335	$213,378	$213,378
Trade receivables, net	209,609	209,609	225,212	225,212
Seller’s interest	—	—	297,108	297,108
Credit card receivables, net	4,516,623	4,516,623	616,298	616,298
Redemption settlement assets, restricted	476,629	476,629	574,004	574,004
Due from securitizations	—	—	775,570	775,570
Cash collateral, restricted	313,018	313,018	216,953	216,953
Financial liabilities
Accounts payable	125,534	125,534	103,891	103,891
Asset-backed securities debt—owed to securitization investors	3,352,758	3,387,008	—	—
Debt, including certificates of deposit	2,912,561	3,018,304	3,247,352	3,408,039
Derivative financial instruments	83,939	83,939	—	—

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Assets and Liabilities Held at June 30, 2010

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

Cash collateral, restricted—The spread deposits are recorded at their fair value based on discounted cash flow models. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.

Asset-backed securities debt—owed to securitization investors—The fair value is estimated based on the current rates available to the Company for similar debt instruments with similar remaining maturities.

Debt, including certificates of deposit—The fair value is estimated based on the current rates available to the Company for similar debt instruments with similar remaining maturities.

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

Fair Value of Assets and Liabilities Held at December 31, 2009

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments which were subsequently reclassified, derecognized or eliminated upon consolidation of the WFN Trusts and the WFC Trust as a result of the adoption of ASC 860 and ASC 810 as disclosed herein:

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

Due from securitizations—The retained interest and interest-only strips were recorded at their fair value. The Company used a valuation model that calculated the present value of estimated future cash flows for each asset which incorporated the Company’s own estimates of assumptions market participants used in determining fair value, including estimates of payment rates, defaults, net charge-offs, discount rates and contractual interest and fees. With the consolidation of the WFN Trusts and the WFC Trust on January 1, 2010, due from securitizations has been derecognized or eliminated.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables provide the assets carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009:

	Balance at June 30, 2010	Fair Value Measurements at June 30, 2010 Using
		Level 1	Level 2	Level 3
	(In thousands)
Government bonds(1)	$51,782	$17,258	$34,524	$—
Corporate bonds(1)	379,831	222,750	157,081	—
Other available-for-sale securities(2)	86,150	76,568	9,582	—
Cash collateral, restricted	313,018	—	141,228	171,790

Total assets measured at fair value	$830,781	$316,576	$342,415	$171,790

Derivative financial instruments(3)	$83,939	$—	$83,939	$—

Total liabilities measured at fair value	$83,939	$—	$83,939	$—

	Balance at December 31, 2009	Fair Value Measurements at December 31, 2009 Using
		Level 1	Level 2	Level 3
	(In thousands)
Government bonds(1)	$42,231	$16,676	$25,555	$—
Corporate bonds(1)	460,132	308,668	77,598	73,866
Other available-for-sale securities(2)	105,064	95,300	9,764	—
Seller’s interest	297,108	—	—	297,108
Due from securitizations	775,570	—	—	775,570
Cash collateral, restricted	216,953	—	10,275	206,678

Total assets measured at fair value	$1,897,058	$420,644	$123,192	$1,353,222

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current and non-current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of June 30, 2010 and 2009:

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
March 31, 2010	$—	$—	$—	$183,700
Total losses (realized or unrealized)
Included in earnings	—	—	—	(363)
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements	—	—	—	(11,547)
Transfers in or out of Level 3	—	—	—	—

June 30, 2010	$—	$—	$—	$171,790

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2010	$—	$—	$—	$(363)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2009	$73,866	$297,108	$775,570	$206,678
Adoption of ASC 860 and ASC 810	(73,866)	(297,108)	(775,570)	—
Total losses (realized or unrealized)
Included in earnings	—	—	—	(330)
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements	—	—	—	(34,558)
Transfers in or out of Level 3	—	—	—	—

June 30, 2010	$—	$—	$—	$171,790

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2010	$—	$—	$—	$(330)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
March 31, 2009	$93,748	$41,166	$496,320	$173,322
Total (losses) gains (realized or unrealized)
Included in earnings	—	8,952	(9,995)	395
Included in other comprehensive income	(10,189)	—	(29,841)	—
Purchases, sales, issuances and settlements	—	133,555	74,902	15,951
Transfers in or out of Level 3	—	—	—	—

June 30, 2009	$83,559	$183,673	$531,386	$189,668

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2009	$—	$—	$(4,992)	$—

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2008	$28,625	$182,428	$428,853	$175,384
Total (losses) gains (realized or unrealized)
Included in earnings	—	8,543	(10,576)	471
Included in other comprehensive income	(9,623)	—	(30,287)	—
Purchases, sales, issuances and settlements	64,557	(7,298)	143,396	13,813
Transfers in or out of Level 3	—	—	—	—

June 30, 2009	$83,559	$183,673	$531,386	$189,668

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2009	$—	$—	$(5,290)	$—

For the three and six months ended June 30, 2010 and 2009, gains and losses included in earnings attributable to cash collateral, restricted were included in revenue under finance charges, net in the unaudited condensed consolidated statements of income. For the three and six months ended June 30, 2009, gains and losses included in earnings for seller’s interest and due from securitizations were included in securitization income in the unaudited condensed consolidated statements of income.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and six months ended June 30, 2010, the Company had no impairments related to these assets.

13. INCOME TAXES

For the three and six months ended June 30, 2010, the Company utilized an effective tax rate of 38.2% to calculate its provision for income taxes. For the three and six months ended June 30, 2009, the Company’s effective tax rate was 38.9% and 38.8%, respectively. In accordance with ASC 740-270, “Income taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2010 based on all known variables is 38.2%.

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

Additionally, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Total interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments. The Company’s utility services business and a terminated credit program have been classified as discontinued operations. See Note 15, “Discontinued Operations,” for additional information.

Three Months Ended June 30, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$191,531	$137,024	$343,260	$388	$(2,485)	$669,718
Adjusted EBITDA(1)	58,666	31,277	133,229	(14,243)	(1,713)	207,216
Depreciation and amortization	6,147	18,076	8,532	1,666	—	34,421
Stock compensation expense	2,365	2,166	1,777	6,107	—	12,415
Operating income (loss)	50,154	11,035	122,920	(22,016)	(1,713)	160,380
Interest expense, net	—	—	—	83,848	—	83,848
Income (loss) from continuing operations before income taxes	50,154	11,035	122,920	(105,864)	(1,713)	76,532

Three Months Ended June 30, 2009	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$167,346	$123,003	$156,821	$10,369	$—	$457,539
Adjusted EBITDA(1)	38,334	30,383	60,999	(7,260)	—	122,456
Depreciation and amortization	4,957	17,825	5,880	2,453	—	31,115
Stock compensation expense	2,257	1,901	1,614	4,926	—	10,698
Merger and other costs(2)	—	—	—	64	—	64
Operating income (loss)	31,120	10,657	53,505	(14,703)	—	80,579
Interest expense, net	—	—	—	34,107	—	34,107
Income (loss) from continuing operations before income taxes	31,120	10,657	53,505	(48,810)	—	46,472

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$391,201	$263,331	$682,464	$1,153	$(4,894)	$1,333,255
Adjusted EBITDA(1)	112,253	58,563	272,984	(30,183)	(3,426)	410,191
Depreciation and amortization	12,284	36,092	17,021	3,195	—	68,592
Stock compensation expense	4,528	4,136	3,539	10,818	—	23,021
Operating income (loss)	95,441	18,335	252,424	(44,196)	(3,426)	318,578
Interest expense, net	—	—	—	166,554	—	166,554
Income (loss) from continuing operations before income taxes	95,441	18,335	252,424	(210,750)	(3,426)	152,024

Six Months Ended June 30, 2009	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$327,977	$240,569	$345,978	$22,466	$—	$936,990
Adjusted EBITDA(1)	93,233	52,521	148,469	(19,941)	—	274,282
Depreciation and amortization	9,911	33,832	11,931	4,740	—	60,414
Stock compensation expense	6,281	5,225	4,631	12,520	—	28,657
Merger and other costs(2)	—	—	—	3,012	—	3,012
Operating income (loss)	77,041	13,464	131,907	(40,213)	—	182,199
Interest expense, net	—	—	—	65,394	—	65,394
Income (loss) from continuing operations before income taxes	77,041	13,464	131,907	(105,607)	—	116,805

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, merger and other costs. Adjusted EBITDA is presented in accordance with ASC 280, “Segment Reporting,” as it is the primary performance metric by which senior management is evaluated.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	June 30, 2010	December 31, 2009
	(In thousands)
Assets:
Credit card receivables, net	$22,020	$34,623

Assets of discontinued operations	$22,020	$34,623

The following table summarizes the operating results of the discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue	$—	$2,872	$—	$8,335

Income (loss) before provision for income taxes	—	1,626	—	(21,642)
(Provision) benefit from income taxes	—	(577)	—	7,497

Income (loss) from discontinued operations	$—	$1,049	$—	$(14,145)

16. NON-CASH FINANCING AND INVESTING ACTIVITIES

On January 1, 2010, the Company adopted ASC 860 and ASC 810 resulting in the consolidation of the WFN Trusts and the WFC Trust. Based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the consolidation of the trusts had the following non-cash impact to the financing and investing activities for the six months ended June 30, 2010 as follows:

•	elimination of $74 million in redemption settlement assets for those interests retained in the WFN Trusts,

•	elimination of $775 million in retained interests classified in due from securitizations,

•	consolidation of $4.1 billion in credit card receivables, and

•	consolidation of $3.7 billion in asset-backed securities.

17. SUBSEQUENT EVENTS

On July 1, 2010, the Company completed the acquisition of the Direct Marketing Services (DMS) division of Equifax, Inc. The total purchase price was approximately $117 million. Equifax’s DMS division provides proprietary data-driven, integrated marketing solutions through two complementary offers: database marketing and hosting, and data services, including U.S. consumer demographic information. In connection with the acquisition, the division will be integrated into the Company’s Epsilon segment.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 8, 2010, Master Trust I issued $450.0 million of term asset-backed securities to investors in a public offering. The offering consisted of $355.5 million of Class A Series 2010-A asset-backed notes that have a fixed interest rate of 3.96% per year, $16.9 million of Class M Series 2010-A asset-backed notes that have a fixed interest rate of 5.2% per year, $21.4 million of Class B Series 2010-A asset-backed notes that have a fixed interest rate of 6.75% per year and $56.2 million of Class C Series 2010-A asset-backed notes that have a fixed interest rate of 5.0% per year. The Class A, Class M, Class B and Class C notes will all mature in June 2015. The Class C Series 2010-A notes were retained by the Company. With the consolidation of the WFN Trusts, the Class C Series 2010-A notes are eliminated from the unaudited condensed consolidated financial statements.

On July 15, 2010, the Office of the Comptroller of the Currency (“OCC”) approved an application filed by the Company’s credit card services bank subsidiary, WFNNB, to change the location of the bank to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. WFNNB is a national banking association and a limited purpose credit card bank and is regulated, supervised, and examined by the OCC, its primary regulator. WFNNB is also subject to regulation by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Neither the name of the bank nor any of its assets, liabilities or contemplated business purposes will change as a result of the merger. It is anticipated the merger will be completed in the third quarter of 2010.

On August 6, 2010, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement with the Bank of Montreal, as administrative agent, and various other agents and banks (the “2010 Term Loan”). The 2010 Term Loan is an unsecured loan in the amount of $200.0 million with the option, up to sixty days after the closing date, to increase the amount by $100.0 million up to a total loan amount of $300.0 million. The Company borrowed $221.0 million on August 6, 2010, and $79.0 million remains available on the option to increase. The proceeds were used to refinance existing indebtedness. Amounts borrowed under the 2010 Term Loan are scheduled to mature on March 30, 2012.

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

Year in Review Highlights

Our results for the first six months of 2010 included the following new and renewed agreements:

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

•	In March 2010, we announced that Vision Electronics, an AIR MILES Reward Program sponsor since 2007, had signed a multi-year renewal agreement.

•	In March 2010, our private label credit card banking subsidiary, World Financial Network National Bank, or WFNNB, issued $100.8 million of asset-backed securities to investors.

•	In March 2010, WFNNB completed the renewal of its $550.0 million conduit facility.

•	In April 2010, we announced the signing of a new 5-year contract with the Liquor Control Board of Ontario, a top-10 AIR MILES sponsor and a sponsor since 1998.

•	In May 2010, we announced that Pharmasave Atlantic, an Atlantic Canadian pharmacy retailer and an AIR MILES Reward Program sponsor since 1995, signed a multi-year renewal agreement.

•

In May 2010, we announced the signing of a multi-year agreement with Whirlpool Canada LP, one of Canada’s leading marketers and supplier of home appliances, as a sponsor in our AIR MILES Reward Program.

•	In June 2010, we announced that Washington, D.C.-based AARP has signed a multi-year renewal agreement to provide data and database marketing services in support of AARP’s member acquisition program.

•

In June 2010, we announced a new sponsor agreement coinciding with an innovative energy conversation campaign with the Ontario Power Authority, representing an expansion of the AIR MILES Reward Program in the energy sector.

•

In June 2010, WFNNB completed the renewal of its $1.2 billion conduit facility, and our industrial bank subsidiary, World Financial Capital Bank, or WFCB, completed the renewal of its $275.0 million conduit facility, resulting in an increase of $175.0 million in overall conduit capacity.

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

Effective January 1, 2010, our seller’s interest, interest-only strips and retained interest, which were recorded at estimated fair value, have been reclassified, derecognized or eliminated upon adoption of ASC 860 and ASC 810. Additionally, with the consolidation of World Financial Network Credit Card Master Trust, or Master Trust, World Financial Network Credit Card Master Note Trust, or Master Trust I, World Financial Network Credit Card Master Note Trust II, or Master Trust II, and World Financial Network Credit Card Master Trust III, or Master Trust III, or collectively, the WFN Trusts, and the World Financial Capital Credit Card Master Note Trust, or the WFC Trust, the estimate for the allowance for loan loss has become a critical accounting estimate. The provision for loan loss represents management’s estimate of probable net loan losses inherent in the credit card portfolio.

Management evaluates its allowance for loan loss monthly for adequacy. The allowance is maintained through an adjustment to the provision for loan loss. In estimating losses inherent in the credit card portfolio, we use an approach that utilizes a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. In determining the proper level of the allowance for loan loss, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends ASC 820, “Fair Value Measurements and Disclosures,” to add separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. The requirement to provide the Level 3 disclosures about purchases, sales, issuances and settlements will be effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 for the separate Level 3 disclosures will only impact disclosures and will not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and will not have a material impact on our consolidated financial statements.

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

Subsequent to January 1, 2010, our unaudited condensed consolidated statements of income no longer reflect securitization income, but instead reflect finance charges and certain other income associated with the securitized credit card receivables. Net charge-offs associated with credit card receivables impact our provision for loan loss reflected in our total operating expenses. Interest expense associated with debt issued from the trusts to third-party investors is reported in securitization funding costs. Additionally, we no longer record initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment, nor are there any gains or losses on the revaluation of the interest-only strip receivable, as that asset is not recognized in a transaction accounted for as a secured borrowing. Since our securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than cash flows from operating or investing activities.

Credit Card Accountability, Responsibility, and Disclosure (“CARD”) ACT

On June 15, 2010, the Federal Reserve Board released the final guidelines on late fees that can be charged by financial institutions effective as of August 22, 2010. In anticipation of the late fee guidelines, we modified cardholder terms to include a $1 processing fee to offset the impact of any decline in average late fees charged. However, the final guidelines had less impact than initially expected as they provide for: (1) a $25 maximum late fee compared to our original expectation of $20, and (2) late fees to be charged in excess of the $25 maximum for repeat offenses within a six month period. Accordingly we suspended the $1 processing fee previously scheduled for implementation this summer as it is disproportionate to the anticipated impact to average late fees from the final rules. Instead, we will marginally increase minimum payments and modify existing late fee structures to maintain the current average late fee of approximately $25. The mailing of revised cardholder terms will be made as early as August 2010, to be effective for billing cycles beginning in November 2010.

2010 Third Quarter and Full-Year Outlook

We expect double-digit consolidated revenue growth with the potential for each of the three segments to generate double-digit revenue growth compared to the prior year’s third quarter. Private Label Services and

Credit and Epsilon are expected to provide positive, double-digit adjusted EBITDA growth, while a decline is expected at LoyaltyOne. LoyaltyOne is expected to report a year-over-year decline in adjusted EBITDA primarily due to the run-off of deferred revenue related to the conversion of a certain split fee to non-split fee program. Adjusted EBITDA for LoyaltyOne will also be negatively impacted in the second half of 2010 due to a change in sponsor mix for AIR MILES reward miles in the latter part of 2008 and 2009. Because service revenue is deferred and recognized ratably over a 42 month period, the impact of this will be realized in the second half of 2010. However, overall we expect a solid third quarter.

Key metrics for the AIR MILES Reward Program continue to improve. AIR MILES reward miles issued during the second quarter of 2010 increased 4% compared to the second quarter of 2009, representing the fourth consecutive period of quarter-over-quarter growth. The growth rate of AIR MILES reward miles issued in the second quarter of 2010 is below historical growth rates of 7% - 8% primarily due to slower promotional activity in the grocer sector compared to the prior corresponding quarter. Promotional activity, which can vary by quarter based upon sponsors’ marketing strategies, generally remains stable on a yearly basis. As 2010 progresses, we expect AIR MILES reward miles issued to remain stable at growth of approximately 5% with potential upside if promotional activity increases in the grocer sector. Additionally, LoyaltyOne has a partnership interest in an entity operating a Brazilian coalition loyalty program. The initial phase is currently in progress and a further planned investment of up to $15.0 million in the initiative is dependent on the success of the initial phase and the timing of the phased program rollout.

On July 1, 2010, we bolstered our data business by acquiring the Direct Marketing Services (DMS) division of Equifax, Inc. This division provides proprietary data-driven, integrated marketing solutions through two complementary offerings: database marketing and hosting, and data services, including U.S. consumer demographic information. The DMS acquisition is not expected to materially benefit earnings in 2010, but is expected to be accretive to earnings in 2011.

Key drivers in Private Label Services and Credit continue to be solid as the annual percentage rate increase in March 2010 has added approximately 1% to gross yield; credit losses are steadily improving; and funding costs are trending downward with continued improvement in securitization financings. These factors should increase net yield for the remainder of 2010.

Our outlook for 2010 assumed the rollout of the $1 processing fee in the third quarter of 2010 as an offset to the potential impact of the CARD Act requirements to 2010. As noted previously, we have suspended this rollout. Without the benefit of the $1 processing fee, the CARD Act requirements are expected to lower our earnings per diluted share by approximately $0.30 in 2010. This reduction results from the timing gap between when the rollout of the $1 processing fee was scheduled and when the new cardholder terms relating to late fees can be implemented. This short-term impact places downward risk on our estimated 2010 earnings.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and other amortization and amortization of purchased intangibles.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Income from continuing operations	$47,320	$28,387	$93,974	$71,436
Stock compensation expense	12,415	10,698	23,021	28,657
Provision for income taxes	29,212	18,085	58,050	45,369
Interest expense, net	83,848	34,107	166,554	65,394
Merger and other costs (1)	—	64	—	3,012
Depreciation and other amortization	16,580	15,300	32,905	30,351
Amortization of purchased intangibles	17,841	15,815	35,687	30,063

Adjusted EBITDA	$207,216	$122,456	$410,191	$274,282

(1)

Represents investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Results of Continuing Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$191,531	$167,346	$24,185	14.5%
Epsilon	137,024	123,003	14,021	11.4
Private Label Services and Credit	343,260	156,821	186,439	118.9
Corporate/Other	388	10,369	(9,981)	(96.3)
Eliminations	(2,485)	—	(2,485)	NM *

Total	$669,718	$457,539	$212,179	46.4%

Adjusted EBITDA(1):
LoyaltyOne	$58,666	$38,334	$20,332	53.0%
Epsilon	31,277	30,383	894	2.9
Private Label Services and Credit	133,229	60,999	72,230	118.4
Corporate/Other	(14,243)	(7,260)	(6,983)	96.2
Eliminations	(1,713)	—	(1,713)	NM *

Total	$207,216	$122,456	$84,760	69.2%

Stock compensation expense:
LoyaltyOne	$2,365	$2,257	$108	4.8%
Epsilon	2,166	1,901	265	13.9
Private Label Services and Credit	1,777	1,614	163	10.1
Corporate/Other	6,107	4,926	1,181	24.0

Total	$12,415	$10,698	$1,717	16.0%

Depreciation and amortization:
LoyaltyOne	$6,147	$4,957	$1,190	24.0%
Epsilon	18,076	17,825	251	1.4
Private Label Services and Credit	8,532	5,880	2,652	45.1
Corporate/Other	1,666	2,453	(787)	(32.1)

Total	$34,421	$31,115	$3,306	10.6%

Operating income from continuing operations:
LoyaltyOne	$50,154	$31,120	$19,034	61.2%
Epsilon	11,035	10,657	378	3.5
Private Label Services and Credit	122,920	53,505	69,415	129.7
Corporate/Other	(22,016)	(14,703)	(7,313)	49.7
Eliminations	(1,713)	—	(1,713)	NM *

Total	$160,380	$80,579	$79,801	99.0%

Adjusted EBITDA margin(2):
LoyaltyOne	30.6%	22.9%	7.7%
Epsilon	22.8	24.7	(1.9)
Private Label Services and Credit	38.8	38.9	(0.1)

Total	30.9%	26.8%	4.1%

Segment operating data:
Private Label statements generated	35,559	31,177	4,382	14.1%
Credit sales	$2,220,513	$1,944,288	$276,225	14.2%
Average credit card receivables	$4,992,034	$4,136,726	$855,308	20.7%
AIR MILES reward miles issued	1,165,089	1,122,576	42,513	3.8%
AIR MILES reward miles redeemed	801,111	756,933	44,178	5.8%

(1)

Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization. For a reconciliation of adjusted EBITDA to income from continuing operations, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

(2)

Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

*	Not Meaningful

Consolidated Operating Results:

Revenue. Total revenue increased $212.2 million, or 46.4%, to $669.7 million for the three months ended June 30, 2010 from $457.5 million for the comparable period in 2009. The increase was due to the following:

•	Transaction. Revenue decreased $25.4 million, or 26.7%, to $69.3 million for the three months ended June 30, 2010 due to several factors:

•

elimination of servicing fees of $17.9 million from the credit card securitization trusts, as a result of the adoption of ASC 860 and ASC 810. In its capacity as a servicer, each of our respective banks earns a fee from the credit card securitization trusts to service and administer its receivables, collect payments, and charge-off uncollectible receivables. Upon consolidation of the credit card securitization trusts, this fee was eliminated;

•

a decline in merchant fees, which are transaction fees charged to the retailer, of $12.6 million attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from deferred programs; and

•	a decline in transition services revenue of $7.3 million from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010.

These decreases were offset in part by increased AIR MILES reward miles issuance fees of $7.8 million due to a favorable foreign currency exchange rate and growth in our AIR MILES reward miles issued. Our issuance fees, which consist of fees for marketing and administrative services provided to sponsors, are recognized pro rata over the estimated life of an AIR MILES reward mile. The average foreign currency exchange rate for the current year period increased to $0.97 as compared to $0.87 in the prior year period. Additionally, debt cancellation premiums paid by our credit card holders increased $4.8 million due to higher volumes in part from the October 2009 acquisition of the Charming Shoppes credit card program.

•

Redemption. Revenue increased $13.7 million, or 12.0%, to $127.7 million for the three months ended June 30, 2010 due to a favorable foreign currency exchange rate, which favorably impacted revenue by $15.3 million. Redemption revenue in local currency (Canadian dollars) decreased approximately CAD $1.6 million, although miles redeemed increased 5.8%. This resulted from a reduction in the amortization of deferred revenue related to the conversion of a certain split fee to non-split fee program. Revenue has been recognized as these AIR MILES reward miles have been redeemed. As of June 30, 2010, there is a minimal amount of deferred revenue related to the conversion remaining.

•

Securitization income. Securitization income decreased $93.2 million. Upon adoption of ASC 860 and ASC 810 and the consolidation of the credit card securitization trusts, securitization income is no longer reflected. Amounts that were previously included in this financial statement line item are now reflected in finance charges, net in our unaudited condensed consolidated statements of income.

•

Finance charges, net. Revenue increased $308.1 million to $319.3 million for the three months ended June 30, 2010. On a conformed presentation, adjusting 2009 securitization income for securitization funding costs and credit losses which totaled $138.5 million, revenue increased $76.4 million. The increase was a result of continued positive trends in portfolio growth of 20.7%, credit sales growth of 14.2% and an increase in gross yield of 70 basis points to 25.6% for the current period.

•

Database marketing fees and direct marketing. Revenue increased $15.3 million, or 12.8%, to $135.0 million for the three months ended June 30, 2010. The database/digital businesses continue to build from recent client signings and expansion of services to existing clients increasing 14.2 % for the three months ended June 30, 2010. The positive trends in our catalog business are continuing from the first quarter. Our large catalog coalition database, Abacus, achieved solid revenue growth of 14.5% during the second quarter of 2010 as the data sector continues to show positive momentum, signifying the demand that marketers have for rich insight to drive targeted marketing initiatives.

•

Other revenue. Revenue decreased $6.3 million, or 25.6%, to $18.4 million for the three months ended June 30, 2010 due to (1) the inclusion in 2009 of revenue from the sale of our MasterCard Incorporated class B stock, and (2) the elimination of investment revenue of $1.7 million from investments held by LoyaltyOne in the credit card securitization trusts due to their consolidation in 2010 upon adoption of ASC 860 and ASC 810.

Cost of operations. Cost of operations increased $31.1 million, or 9.5%, to $357.7 million for the three months ended June 30, 2010. The increase was driven by the following:

•	higher payroll and benefit costs in Private Label Services and Credit of $12.2 million and in Epsilon of $10.7 million as a result of growth in both segments;

•

increases in the cost of redemptions for the AIR MILES Reward Program of $11.0 million, driven by the increase in average foreign currency exchange rates. The cost of redemptions for the AIR MILES Reward Program in local currency was relatively flat to the prior year, increasing CAD $0.4 million; and

•	credit card related expenses such as marketing, credit bureau and postage rose $9.2 million in the current period as compared to the prior year period due to higher volumes.

Increases in cost of operations were partially offset by a decrease in foreign exchange losses. In the second quarter of 2009, we recognized a foreign exchange loss of $15.9 million related to certain U.S. investments held at LoyaltyOne.

General and administrative. General and administrative expenses increased $2.3 million, or 11.9%, to $21.5 million for the three months ended June 30, 2010. The increase was driven by severance expense associated with the departure of certain associates and an increase in incentive compensation for the current year period as compared to the prior year period.

Provision for loan loss. Provision for loan loss was $95.7 million for the three months ended June 30, 2010. In 2009, net losses were netted against securitization income. On a conformed presentation, provision for loan loss decreased $7.9 million, or 7.6%, as compared to the prior year period provision for loan loss of $103.6 million. The decrease was a result of continued declines in the loss rate.

Depreciation and other amortization. Depreciation and other amortization increased $1.3 million, or 8.4%, to $16.6 million for the three months ended June 30, 2010 due to capital additions placed in service during the second half of 2009 and 2010.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $2.0 million, or 12.8%, to $17.8 million for the three months ended June 30, 2010 as a result of the intangible assets acquired with the Charming Shoppes credit card program in October 2009.

Interest expense. Total interest expense, net increased $49.7 million, or 145.8%, to $83.8 million for the three months ended June 30, 2010 from $34.1 million for the comparable period in 2009. The increase was due to the following:

•

Securitization funding costs. Securitization funding costs were $43.6 million for the three months ended June 30, 2010. In 2009, these costs were netted against securitization income and totaled $34.9 million. The increase in these costs is due to growth in the portfolio as compared to June 30, 2009, and the amortization of securitized fees.

•

Interest expense on certificates of deposit. Interest expense on certificates of deposit increased $0.8 million to $7.6 million for the three months ended June 30, 2010 from $6.8 million for the comparable period in 2009 due to higher average balances offset in part by a decline in interest rates.

•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $5.3 million, to $32.6 million for the three months ended June 30, 2010 from $27.3 million for the comparable period in 2009. The increase in interest expense resulted from a $4.4 million increase in the amortization of the discount associated with our convertible senior notes, an increase of $0.9 million for our credit facilities due to higher average balances and the amortization of debt issuance costs of $0.4 million.

Merger costs (reimbursements). In 2010, there were no merger costs or reimbursements. During the three months ended June 30, 2009, we incurred approximately $0.1 million in legal costs associated with our proposed merger with an affiliate of The Blackstone Group. We do not expect any future costs associated with the proposed merger.

Taxes. Income tax expense increased $11.1 million to $29.2 million, or 61.5%, for the three months ended June 30, 2010 from $18.1 million for the comparable period in 2009 due to an increase in taxable income, partially offset by a decrease in our effective tax rate to 38.2% for the three months ended June 30, 2010 from 38.9% for the comparable period in 2009.

Income (loss) from discontinued operations. In 2010, there were no gains or losses associated with discontinued operations. Income from discontinued operations, net of taxes, of $1.0 million in the three months ended June 30, 2009 related to the terminated operations of our credit program for web and catalog retailer VENUE.

Segment Information:

Revenue. Total revenue increased $212.2 million, or 46.4%, to $669.7 million for the three months ended June 30, 2010 from $457.5 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Revenue increased $24.2 million, or 14.5%, to $191.5 million for the three months ended June 30, 2010 due to a favorable foreign currency exchange rate, which impacted revenue by $22.3 million. Redemption revenue in local currency decreased approximately CAD $1.6 million, although miles redeemed increased 5.8%. This was a result of a decline in the amortization of deferred revenue related to the conversion of a certain split fee to non-split fee program. As of June 30, 2010, there is a minimal amount of this deferred revenue remaining. This decline was offset by an increase in issuance revenue of CAD $3.3 million as a result of the growth in AIR MILES reward miles issued.

•

Epsilon. Revenue increased $14.0 million, or 11.4%, to $137.0 million for the three months ended June 30, 2010. The database/digital businesses continued their trend of double-digit organic revenue growth, increasing 14.2% as compared to the three months ended June 30, 2009. Momentum in this group continues to build as, increasingly, large multi-national companies are directing a portion of their marketing spend to Epsilon. These businesses have benefited from the number of new client signings in 2009, a trend which has continued into 2010 with two large client wins and three expansion agreements. Additionally, Abacus, which operates a larger coalition database, achieved solid revenue growth of 14.5% during the second quarter of 2010, continuing the positive trend from the first quarter of 2010. The data sector continues to show positive momentum, signifying the demand that marketers have for rich insight to drive targeted marketing initiatives.

•

Private Label Services and Credit. Revenue increased $186.4 million, or 118.9%, to $343.3 million for the three months ended June 30, 2010. On a conformed presentation, adjusting 2009 revenue for securitization funding costs and credit losses of $295.3 million, revenue increased $47.9 million, or 16.2%. The increase was a result of continued positive trends in portfolio growth of 20.7%, credit sales growth of 14.2% and an increase in gross yield.

•

Corporate/Other. Revenue decreased $10.0 million to $0.4 million for the three months ended June 30, 2010 due to a decline in transition services revenue from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization. Adjusted EBITDA increased $84.8 million, or 69.2%, to $207.2 million for the three months ended June 30, 2010 from $122.5 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Adjusted EBITDA increased $20.3 million, or 53.0%, to $58.7 million and adjusted EBITDA margin increased to 30.6% for the three months ended June 30, 2010 compared to 22.9% in the same period in 2009. The increase in 2010 was driven by the impact of a foreign exchange loss of $15.9 million in 2009 related to certain U.S. investments, as well as the impact of a favorable currency exchange rate for the current period. In local currency, excluding the impact of the foreign currency exchange loss, adjusted EBITDA decreased CAD $3.9 million. The decline in adjusted EBITDA is largely due to lower margins on AIR MILES reward miles redeemed as well as increased marketing costs due to the timing of certain marketing campaigns.

•

Epsilon. Adjusted EBITDA was relatively flat, increasing $0.9 million, or 2.9%, to $31.3 million but adjusted EBITDA margin decreased to 22.8% for the three months ended June 30, 2010 compared to 24.7% in the same period in 2009. This was driven by double digit revenue growth offset by increases in payroll costs, due to an increase in headcount. This increase in employees is expected to support anticipated revenue growth in the second half of the year.

•

Private Label Services and Credit. Adjusted EBITDA increased $72.2 million, or 118.4%, to $133.2 million for the three months ended June 30, 2010 while adjusted EBITDA margin decreased slightly to 38.8% for the three months ended June 30, 2010 compared to 38.9% in the same period in 2009. On a conformed presentation, adjusting 2009 for funding costs of $103.6 million due to the adoption of ASC 860 and ASC 810, adjusted EBITDA increased $37.3 million, or 38.9%, and adjusted EBITDA margin increased to 38.8% from 32.5%. Adjusted EBITDA and adjusted EBITDA margin were positively impacted by the increases in our average credit card receivable balances which increased 20.7% from 2009, improvement in our gross yield and an improvement in credit losses as compared to the prior year.

•

Corporate/Other. Adjusted EBITDA decreased $7.0 million to a loss of $14.2 million for the three months ended June 30, 2010, as a result of $1.6 million in severance costs and an increase in incentive compensation as compared to the second quarter of 2009. Additionally, the second quarter of 2009 was impacted by a $2.6 million non-income based tax benefit which did not reoccur in the second quarter of 2010.

Results of Continuing Operations

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$391,201	$327,977	$63,224	19.3%
Epsilon	263,331	240,569	22,762	9.5
Private Label Services and Credit	682,464	345,978	336,486	97.3
Corporate/Other	1,153	22,466	(21,313)	(94.9)
Eliminations	(4,894)	—	(4,894)	NM *

Total	$1,333,255	$936,990	$396,265	42.3%

Adjusted EBITDA(1):
LoyaltyOne	$112,253	$93,233	$19,020	20.4%
Epsilon	58,563	52,521	6,042	11.5
Private Label Services and Credit	272,984	148,469	124,515	83.9
Corporate/Other	(30,183)	(19,941)	(10,242)	51.4
Eliminations	(3,426)	—	(3,426)	NM *

Total	$410,191	$274,282	$135,909	49.6%

Stock compensation expense:
LoyaltyOne	$4,528	$6,281	$(1,753)	(27.9)%
Epsilon	4,136	5,225	(1,089)	(20.8)
Private Label Services and Credit	3,539	4,631	(1,092)	(23.6)
Corporate/Other	10,818	12,520	(1,702)	(13.6)

Total	$23,021	$28,657	$(5,636)	(19.7)%

Depreciation and amortization:
LoyaltyOne	$12,284	$9,911	$2,373	23.9%
Epsilon	36,092	33,832	2,260	6.7
Private Label Services and Credit	17,021	11,931	5,090	42.7
Corporate/Other	3,195	4,740	(1,545)	(32.6)

Total	$68,592	$60,414	$8,178	13.5%

Operating income from continuing operations:
LoyaltyOne	$95,441	$77,041	$18,400	23.9%
Epsilon	18,335	13,464	4,871	36.2
Private Label Services and Credit	252,424	131,907	120,517	91.4
Corporate/Other	(44,196)	(40,213)	(3,983)	9.9
Eliminations	(3,426)	—	(3,426)	NM *

Total	$318,578	$182,199	$136,379	74.9%

Adjusted EBITDA margin(2):
LoyaltyOne	28.7%	28.4%	0.3%
Epsilon	22.2	21.8	0.4
Private Label Services and Credit	40.0	42.9	(2.9)

Total	30.8%	29.3%	1.5%

Segment operating data:
Private Label statements generated	71,800	63,022	8,778	13.9%
Credit sales	$4,073,243	$3,492,362	$580,881	16.6%
Average credit card receivables	$5,088,590	$4,187,559	$901,031	21.5%
AIR MILES reward miles issued	2,202,768	2,108,798	93,970	4.5%
AIR MILES reward miles redeemed	1,694,264	1,543,965	150,299	9.7%

(1)

Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization. For a reconciliation of adjusted EBITDA to income from continuing operations, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

(2)

Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

*	Not Meaningful

Consolidated Operating Results:

Revenue. Total revenue increased $396.3 million, or 42.3%, to $1.33 billion for the six months ended June 30, 2010 from $937.0 million for the comparable period in 2009. The increase was due to the following:

•	Transaction. Revenue decreased $43.2 million, or 22.8%, to $145.9 million for the six months ended June 30, 2010 due to the following factors:

•

elimination of servicing fees of $36.2 million from the credit card securitization trusts, as a result of the adoption of ASC 860 and ASC 810. In its capacity as a servicer, each of our respective banks earns a fee from the credit card securitization trusts, to service and administer its receivables, collect payments, and charge-off uncollectible receivables. Upon consolidation of the credit card securitization trusts, this fee was eliminated;

•

a decrease in merchant fees, which are transaction fees charged to the retailer, of $14.5 million attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from deferred programs; and

•	a decline in transition services revenue of $18.9 million from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010.

These decreases were offset in part by increased AIR MILES reward miles issuance fees of $17.1 million due to a favorable foreign currency exchange rate and growth in our AIR MILES reward miles issued. Our issuance fees, which consist of marketing and administrative services provided to sponsors, are recognized pro rata over the estimated life of an AIR MILES reward mile. The average foreign currency exchange rate for the current year period increased to $0.97 as compared to $0.83 in the prior year period. Debt cancellation premiums received from our credit card holders increased $8.3 million resulting from higher volumes in part from the October 2009 acquisition of the Charming Shoppes credit card program.

•

Redemption. Revenue increased $40.2 million, or 17.8%, to $266.4 million for the six months ended June 30, 2010 due to a favorable foreign currency exchange rate, which favorably impacted revenue by $36.8 million. Redemption revenue in local currency (Canadian dollars) increased approximately CAD $3.4 million, or 1.2%, although AIR MILES reward miles redeemed increased 9.7%. This is due to the decline in the amortization of deferred revenue related to the conversion of a certain split fee to non-split fee programs. Revenue has been recognized as these AIR MILES reward miles have been redeemed. As of June 30, 2010, there is a minimal amount of deferred revenue related to the conversion remaining.

•

Securitization income. Securitization income decreased $216.6 million. Upon adoption of ASC 860 and ASC 810 and the consolidation of the credit card securitization trusts, securitization income is no longer reflected. Amounts that were previously included in this financial statement line item are now reflected in finance charges, net in our unaudited condensed consolidated statements of income.

•

Finance charges, net. Revenue increased $596.6 million to $625.6 million for the six months ended June 30, 2010. On a conformed presentation, adjusting 2009 securitization income for securitization funding costs and credit losses which totaled $266.0 million, revenue increased $114.0 million. The increase was a result of continued positive trends in portfolio growth of 21.5% and credit sales growth of 16.6%, offset in part by a slight decline in gross yield, which was 24.6% for the current period as compared to 25.9% for the prior year period.

•

Database marketing fees and direct marketing. Revenue increased $24.9 million, or 10.6%, to $260.2 million for the six months ended June 30, 2010. The database/digital businesses continue to build from recent client signings and expansion of services to existing clients increasing 12.2%. Our catalog business has shown positive trends for the current year as compared to the prior year. Our large catalog coalition database, Abacus, achieved solid revenue growth of 14.1% as the data sector continues to show positive momentum, signifying the demand that marketers have for rich insight to drive targeted marketing initiatives. The growth in strategic database and our catalog business was partially offset by declines in our agency business.

•

Other revenue. Revenue decreased $5.6 million, or 13.8%, to $35.1 million for the six months ended June 30, 2010 due to (1) the inclusion in 2009 of revenue from the sale of our MasterCard Incorporated class B stock, and (2) the elimination of investment revenue of $3.4 million from investments held by LoyaltyOne in the credit card securitization trusts due to their consolidation in 2010 upon adoption of ASC 860 and ASC 810.

Cost of operations. Cost of operations increased $70.0 million, or 10.8%, to $717.8 million for the six months ended June 30, 2010. The increase was driven by the following:

•	higher payroll and benefit costs in Private Label Services and Credit of $15.9 million and at Epsilon of $13.0 million due to growth in both of the segments;

•

increases in the cost of redemptions for the AIR MILES Reward Program of $37.2 million, driven by the increase in average foreign currency exchange rates. The cost of redemptions for the AIR MILES Reward Program in local currency increased CAD $12.4 million, or 6.6%, due to an increase in miles redeemed; and

•	credit card related expenses such as marketing, credit bureau and postage rose $15.5 million in the current period as compared to the prior year period due to higher volumes.

Increases in cost of operations were partially offset by a decrease in foreign exchange losses of $11.8 million. In the second quarter of 2009, we recognized a foreign exchange loss of $15.9 million related to certain U.S. investments held at LoyaltyOne.

General and administrative. General and administrative expenses decreased $3.4 million, or 7.1%, to $43.7 million for the six months ended June 30, 2010. The decrease was driven by a decline in medical and benefit costs for the six months ended June 30, 2010 as compared to the prior year comparable period.

Provision for loan loss. Provision for loan loss was $184.6 million for the six months ended June 30, 2010. In 2009, net losses were netted against securitization income. On a conformed presentation, provision for loan loss decreased $13.0 million, or 6.6%, as compared to the prior year comparable period provision for loan loss of $197.6 million. The decrease was a result of continued declines in the loss rate.

Depreciation and other amortization. Depreciation and other amortization increased $2.6 million, or 8.4%, to $32.9 million for the six months ended June 30, 2010 due to capital additions including internally developed software projects placed in service during the second half of 2009 and 2010.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $5.6 million, or 18.7%, to $35.7 million for the six months ended June 30, 2010 as a result of the intangible assets acquired in the October 2009 acquisition of the Charming Shoppes credit card program.

Interest expense. Total interest expense, net increased $101.2 million, or 154.7%, to $166.6 million for the six months ended June 30, 2010 from $65.4 million for the comparable period in 2009. The increase was due to the following:

•

Securitization funding costs. Securitization funding costs were $85.2 million for the six months ended June 30, 2010. In 2009, these costs were netted against securitization income and totaled $68.4 million. Increases in securitization funding costs are due to increased borrowings from the growth in the portfolio as compared to June 30, 2009, and the amortization of securitized fees.

•

Interest expense on certificates of deposit. Interest expense on certificates of deposit increased $3.0 million to $16.2 million for the six months ended June 30, 2010 from $13.2 million for the comparable period in 2009 due to higher average balances offset in part by a decline in interest rates.

•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $12.9 million, or 24.7%, to $65.1 million for the six months ended June 30, 2010 from $52.2 million for the comparable period in 2009. The increase in interest expense resulted from a $9.9 million increase in the amortization of the discount associated with our convertible senior notes, an increase of $1.3 million for our credit facilities due to higher average balances and the amortization of debt issuance costs of $1.2 million.

Merger costs (reimbursements). In 2010, there were no merger costs or reimbursements. During the six months ended June 30, 2009, we received a reimbursement of $0.5 million from costs associated with our proposed merger with an affiliate of The Blackstone Group. We do not anticipate any future costs associated with the proposed merger.

Taxes. Income tax expense increased $12.7 million, or 28.0%, to $58.1 million for the six months ended June 30, 2010 from $45.4 million for the comparable period in 2009 due to an increase in taxable income, partially offset by a decrease in our effective tax rate to 38.2% for the three months ended June 30, 2010 from 38.8% for the comparable period in 2009.

Income (Loss) from discontinued operations. In 2010, there were no gains or losses associated with discontinued operations. Loss from discontinued operations, net of taxes, of $14.1 million in the six months ended June 30, 2009 related to the sale of the remaining portion of our utility services business, offset by income from the terminated operations of our credit program for web and catalog retailer VENUE.

Segment Information:

Revenue. Total revenue increased $396.3 million, or 42.3%, to $1.33 billion for the six months ended June 30, 2010 from $937.0 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Revenue increased $63.2 million, or 19.3%, to $391.2 million for the six months ended June 30, 2010 due to a favorable foreign currency exchange rate. The average foreign currency exchange rate for the current year period increased to $0.97 as compared to $0.83 in the prior year period, which favorably impacted revenue by $53.2 million. In local currency (Canadian dollars), revenue increased approximately CAD $7.1 million, or 1.8%. Although redemption revenue increased CAD $3.4 million, or 1.2%, miles redeemed increased 9.7%. This was a result of a decline in the amortization of deferred revenue related to the conversion of a certain split fee to non-split fee program as the AIR MILES reward miles acquired have been redeemed. As of June 30, 2010, there is a minimal amount of this deferred revenue remaining. Issuance revenue in local currency also increased $6.4 million as AIR MILES reward miles issued grew 4.5%. As 2010 progresses, we expect AIR MILES reward miles issued to continue to return to a growth rate of 7% – 8%, consistent with historical growth periods.

•

Epsilon. Revenue increased $22.8 million, or 9.5%, to $263.3 million for the six months ended June 30, 2010. The database/digital businesses continued their trend of double-digit organic revenue growth, increasing 12.2% as compared to the six months ended June 30, 2009. Momentum in this group continues to build as, increasingly, large multi-national companies are directing a portion of their marketing spend to Epsilon. These businesses have benefited from the number of client signings in 2009 which has continued into 2010 with two large client wins and three expansion agreements. Our large catalog coalition database, Abacus, achieved solid revenue growth of 14.1% during the six months ended June 30, 2010, continuing the positive trend from the first quarter of 2010. The data sector continues to show positive momentum, signifying the demand that marketers have for rich insight to drive targeted marketing initiatives. The growth in strategic database and our catalog business was partially offset by declines in our agency business.

•	Private Label Services and Credit. Revenue increased $336.5 million, or 97.3%, to $682.5 million for the six months ended June 30, 2010. On a conformed presentation, adjusting 2009 revenue for securitization funding costs and credit losses which totaled $612.0 million, revenue increased $70.5 million, or 11.5%. The increase was a result of continued positive trends in portfolio growth of 21.5% and credit sales growth of 16.6%. The increase was in part mitigated by a slight decline in gross yield, which was 24.6% for the current period as compared to 25.9% for the prior period. Gross yields dipped temporarily in February 2010 upon the implementation of certain provisions of the CARD Act. However, the March 2010 implementation of new cardholder terms returned gross yields to historic levels, where they are anticipated to remain.

•

Corporate/Other. Revenue decreased $21.3 million to $1.2 million for the six months ended June 30, 2010 due to a decline of $18.9 million in transition services revenue from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization. Adjusted EBITDA increased $135.9 million, or 49.6%, to $410.2 million for the six months ended June 30, 2010 from $274.3 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Adjusted EBITDA increased $19.0 million, or 20.4%, to $112.3 million and adjusted EBITDA margin increased to 28.7% for the six months ended June 30, 2010 compared to 28.4% in the same period in 2009. The increase in 2010 was driven by the impact of a foreign exchange loss of $15.9 million in the second quarter of 2009 related to certain U.S. investments, as well as the impact of a favorable currency exchange. In local currency, excluding the impact of the foreign currency exchange loss, adjusted EBITDA decreased CAD $12.5 million. The decline in adjusted EBITDA is largely due to lower margins on AIR MILES reward miles redeemed as well as increased marketing costs due to the timing of certain marketing campaigns.

•

Epsilon. Adjusted EBITDA increased $6.0 million, or 11.5%, to $58.6 million and adjusted EBITDA margin increased to 22.2% for the six months ended June 30, 2010 compared to 21.8% in the same period in 2009. This was driven by revenue growth of 9.5%, offset by increases in payroll costs due to an increase in headcount. This increase in employees is expected to support anticipated revenue growth in the second half of the year.

•

Private Label Services and Credit. Adjusted EBITDA increased $124.5 million, or 83.9%, to $273.0 million for the six months ended June 30, 2010 while adjusted EBITDA margin decreased to 40.0% for the six months ended June 30, 2010 compared to 42.9% in the same period in 2009. On a conformed presentation, adjusting 2009 for funding costs of $197.6 million due to the adoption of ASC 860 and ASC 810, adjusted EBITDA increased $56.1 million, or 25.9%, and adjusted EBITDA margin increased to 40.0% from 35.4%. Adjusted EBITDA and adjusted EBITDA margin were positively impacted by the increases in our average credit card receivable balances which increased 21.5% from 2009, increases in our credit sales which increased 16.6% from 2009 and an improvement in credit losses as compared to the prior year.

•

Corporate/Other. Adjusted EBITDA decreased $10.2 million to a loss of $30.2 million for the six months ended June 30, 2010 related to $2.6 million in severance costs and an increase in incentive compensation as compared to the prior year period. Also, the second quarter of 2009 was impacted by a $2.6 million non-income based tax benefit which did not reoccur in 2010.

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

An older private label credit card portfolio generally drives a more stable performance in the portfolio. At June 30, 2010, 63.4% of our accounts with balances and 64.4% of receivables were for accounts with origination dates greater than 24 months old. At June 30, 2009, 63.2% of our accounts with balances and 62.8% of receivables were for accounts with origination dates greater than 24 months old.

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

The following table presents the delinquency trends of our credit card portfolio:

	June 30, 2010	% of total	December 31, 2009	% of total
	(In thousands, except percentages)
Receivables outstanding—principal	$4,816,039	100%	$5,332,777	100%
Principal receivables balances contractually delinquent:
31 to 60 days	86,200	1.8	97,024	1.8
61 to 90 days	60,197	1.2	70,423	1.3
91 or more days	115,816	2.4	157,449	3.0

Total	$262,213	5.4%	$324,896	6.1%

Net Charge-Offs. Net charge-offs comprise the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less current period recoveries. The following table presents our net charge-offs for the periods indicated. Average credit card receivables represents the average balance of the cardholder receivables at the beginning of each month in the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Average credit card receivables	$4,992,034	$4,136,726	$5,088,590	$4,187,559
Net charge-offs	$112,424	103,558	234,690	197,547
Net charge-offs as a percentage of average credit card receivables (annualized)	9.0%	10.0%	9.2%	9.4%

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

We generated cash flow from operating activities of $446.5 million and $213.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase in operating cash flows was due to increased profitability, including non-cash charges to income such as an increase of $184.6 million in the provision for loan loss as a result of the consolidation of the credit card securitization trusts. We also generated positive operating cash flow of $33.5 million from increases in working capital, including the timing of payments for other assets. Also impacting cash flow from operations was amounts due from trusts. In 2009, the amounts due from the trusts were included in other assets and resulted in a use of cash as amounts increased during the period. In 2010, with the consolidation of the securitization trusts upon the adoption of ASC 860 and ASC 810, amounts due from the securitization trusts were eliminated. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash provided by investing activities was $184.9 million for the six months ended June 30, 2010. Cash used by investing activities was $249.4 million for the six months ended June 30, 2009. Significant components of investing activities are as follows:

•	Credit Card Receivables Funding. Cash increased $276.4 million due to a decline in receivables from the seasonal pay down of our credit card receivables.

•	Cash Collateral, Restricted. Cash decreased $95.1 million due to increased funding in our credit card securitization trusts’ cash collateral accounts.

•

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2010 were $31.5 million compared to $24.2 million for the comparable period in 2009. We anticipate capital expenditures to be approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $674.3 million for the six months ended June 30, 2010 as compared to $8.1 million for the six months ended June 30, 2009. Our financing activities during the six months ended June 30, 2010 relate primarily to borrowings and repayments of debt, including certificates of deposit and asset-backed securities debt, and repurchases of common stock.

Adoption of ASC 860 and ASC 810. The consolidation of the WFN Trusts and the WFC Trust resulted in $81.6 million in cash and cash equivalents as of January 1, 2010, which is shown separately from operating, financing and investing activities.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our securitization program, certificates of deposit issued by WFNNB, WFCB, our credit facility and issuances of equity securities.

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

As of June 30, 2010, the WFN Trusts and the WFC Trust had approximately $4.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts.

In March 2010, Master Trust II issued $100.8 million of term asset-backed securities to investors. The offering consisted of $65.0 million of Class A Series 2010-1 asset-backed notes that have a fixed interest rate of 4.2% per year, $9.8 million of Class M Series 2010-1 asset-backed notes that have a fixed interest rate of 5.3% per year, $6.6 million of Class B Series 2010-1 asset-backed notes that have a fixed interest rate of 6.3% per year, $11.6 million of Class C Series 2010-1 asset-backed notes that have a fixed interest rate of 7.0% per year and $7.8 million of Class D Series 2010-1 zero-coupon notes which were retained by us. The Class A notes will mature in November 2012, the Class M notes will mature in December 2012, the Class B notes will mature in January 2013, the Class C notes will mature in February 2013 and the Class D notes will mature in March 2013. With the consolidation of the WFN Trusts, the Class D Series 2010-1 notes are eliminated from the unaudited condensed consolidated financial statements.

At June 30, 2010, we had $3.4 billion of asset-backed securities debt — owed to securitization investors, of which $253.6 million is due within the next 12 months.

In July 2010, Master Trust I issued $450.0 million of term asset-backed securities to investors in a public offering. The offering consisted of $355.5 million of Class A Series 2010-A asset-backed notes that have a fixed interest rate of 3.96% per year, $16.9 million of Class M Series 2010-A asset-backed notes that have a fixed interest rate of 5.2% per year, $21.4 million of Class B Series 2010-A asset-backed notes that have a fixed interest rate of 6.75% per year and $56.2 million of Class C Series 2010-A asset-backed notes that have a fixed interest rate of 5.0% per year. The Class A, Class M, Class B and Class C notes will all mature in June 2015. The Class C Series 2010-A notes were retained by us. With the consolidation of the WFN Trusts, the Class C Series 2010-A notes are eliminated from the unaudited condensed consolidated financial statements.

During the first quarter of 2010, we renewed our $550.0 million 2009-VFC1 conduit facility under Master Trust III, extending the maturity to September 30, 2011.

During the second quarter of 2010, we renewed our $1.2 billion 2009-VFN conduit facility under Master Trust I, extending the maturity to June 23, 2011, and our $275.0 million 2009-VFN conduit facility under the WFC Trust, extending the maturity to June 3, 2011.

Debt

On June 18, 2010, we amended our $750.0 million unsecured revolving credit facility to clarify the application of ASC 860 and ASC 810 and the calculation of covenant compliance.

On June 18, 2010, we amended our term loan agreement to clarify the application of ASC 860 and ASC 810 and the calculation of covenant compliance. In addition, the amendment removed the prepayments that were required beginning June 30, 2010 and now provides that principal payments be paid at maturity, March 30, 2012.

On August 6, 2010, we, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement, or 2010 Term Loan, with the Bank of Montreal, as administrative agent, and various other agents and banks. The 2010 Term Loan is an unsecured loan in the amount of $200.0 million with the option, up to sixty days after the closing date, to increase the amount by $100.0 million up to a total loan amount of $300.0 million. We borrowed $221.0 million on August 6, 2010, and $79.0 million remains available on the option to increase. The proceeds were used to refinance existing indebtedness. Amounts borrowed under the 2010 Term Loan are scheduled to mature on March 30, 2012.

As of June 30, 2010, we were in compliance with our financial covenants. See Note 8, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information related to our debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2009 related to our exposure to market risk from interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, may adversely impact our business.

The recently enacted Dodd-Frank Act institutes a wide range of reforms that will have an impact on all financial institutions, including WFNNB and WFCB. It covers changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, new regulations to protect consumers in financial transactions, and the creation of a new federal agency to administer and enforce consumer and fair lending laws. The Dodd-Frank Act also includes enhanced corporate governance and executive compensation standards and disclosures for public companies. The federal preemption of state consumer financial laws currently accorded federally chartered depository institutions will be reduced as well.

The Dodd-Frank Act requires a study by the Comptroller General of the United States to determine whether to eliminate the exceptions to the definition of “bank” under the Bank Holding Company Act of 1956 for credit card banks, industrial loan companies, trust companies and savings and loan associations; the results of the study must be submitted to Congress within 18 months after the enactment of the Dodd-Frank Act. Any subsequent legislation eliminating the exception for credit card banks and industrial loan companies could adversely impact us.

The Dodd-Frank Act will also increase the regulation of the securitization markets by, among other things, requiring securitizers and originators to retain an economic interest in a portion of the credit risk for any asset that they securitize or originate and giving broader powers to the SEC to regulate credit rating agencies and adopt regulations governing these organizations and their activities. The effect of the Dodd-Frank Act and its implementing regulations is uncertain at this time, but it may impact our ability and desire to issue asset-backed securities in the future.

Many provisions of the Dodd-Frank Act require the adoption of regulations to implement. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislative or regulatory action. The full impact of the Dodd-Frank Act on our business and operations will not be discernible until regulations implementing the statute are written and adopted. New requirements imposed by the Dodd-Frank Act may have a material adverse impact on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2010, our Board of Directors authorized a new stock repurchase program to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010, subject to any restrictions under the terms of our credit agreement or otherwise.

The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(In millions)
During 2010:
April 1-30	1,358	$70.74	—	$260.6
May 1-31	1,787	71.70	—	260.6
June 1-30	189,499	60.33	188,000	249.3

Total	192,644	$60.51	188,000	$249.3

(1)

During the period represented by the table, 4,644 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On January 27, 2010, our Board of Directors authorized a new stock repurchase program to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010, subject to any restrictions under the terms of our credit agreement or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

3.6	Fourth Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on December 11, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Sixth Amendment to Purchase and Sale Agreement, dated as of June 9, 2010, by and between WFN Credit Company, LLC and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2010, File No. 001-15749).

10.2	Third Amendment to Credit Agreement, dated as of June 18, 2010, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 21, 2010, File No. 001-15749).

10.3	First Amendment to Term Loan Agreement, dated as of June 18, 2010, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 21, 2010, File No. 001-15749).

10.4	Supplemental Indenture No. 4 to Master Indenture, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on June 30, 2010, File Nos. 333-113669 and 333-60418).

Exhibit No.	Description
10.5	Form of Series 2010-A Indenture Supplement, dated as of July 8, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on July 7, 2010, File Nos. 333-113669 and 333-60418).

10.6	Seventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by World Financial network Credit Card Master Note Trust and WFN Credit Company, LLC on June 30, 2010, File Nos. 333-113669 and 333-60418).

10.7	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed with the SEC by World Financial network Credit Card Master Note Trust and WFN Credit Company, LLC on June 30, 2010, File Nos. 333-113669 and 333-60418).

10.8	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.4 to the Current Report on Form 8-K filed with the SEC by World Financial network Credit Card Master Note Trust and WFN Credit Company, LLC on June 30, 2010, File Nos. 333-113669 and 333-60418).

*10.9	Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 24, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.

*10.10	Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 4, 2010, between World Financial Capital Master Note Trust and U.S. Bank National Association.

*10.11	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.

*10.12	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.

*10.13	Lease Agreement, dated as of May 19, 2010, between Brandywine Operating Partnership, L.P. and ADS Alliance Data Systems, Inc.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit No.	Description
*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

Date: August 9, 2010

By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: August 9, 2010