Form 10-Q
period 2010-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2010-11-09
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010, 51,995,538 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash and cash equivalents	$391,226	$213,378
Trade receivables, less allowance for doubtful accounts ($5,256 and $6,736 at September 30, 2010 and December 31, 2009, respectively)	234,570	225,212
Seller’s interest	—	297,108
Credit card receivables:
Credit card receivables—restricted for securitization investors	4,406,664	—
Other credit card receivables	539,227	671,182

Total credit card receivables	4,945,891	671,182
Allowance for loan loss	(514,296)	(54,884)

Credit card receivables, net	4,431,595	616,298
Deferred tax asset, net	340,208	197,455
Other current assets	112,437	201,427
Redemption settlement assets, restricted	495,499	574,004
Assets of discontinued operations	18,028	34,623

Total current assets	6,023,563	2,359,505
Property and equipment, net	162,758	165,012
Due from securitizations	—	775,570
Cash collateral, restricted	205,359	216,953
Intangible assets, net	332,033	316,597
Goodwill	1,214,569	1,166,275
Other non-current assets	192,214	225,755

Total assets	$8,130,496	$5,225,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$124,040	$103,891
Accrued expenses	132,105	128,012
Certificates of deposit	452,400	772,500
Asset-backed securities debt—owed to securitization investors	885,509	—
Current debt	262,751	51,963
Other current liabilities	92,345	88,716
Deferred revenue	1,013,116	984,930

Total current liabilities	2,962,266	2,130,012
Deferred revenue	167,733	161,216
Deferred tax liability, net	106,804	140,712
Certificates of deposit	514,400	692,500
Asset-backed securities debt—owed to securitization investors	2,476,315	—
Long-term and other debt	1,666,881	1,730,389
Other liabilities	190,330	98,062

Total liabilities	8,084,729	4,952,891
Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000 shares; issued 92,746 shares and 91,121 shares at September 30, 2010 and December 31, 2009, respectively	927	911
Additional paid-in capital	1,302,604	1,235,669
Treasury stock, at cost (40,277 and 38,922 shares at September 30, 2010 and December 31, 2009, respectively)	(2,007,844)	(1,931,102)
Retained earnings	769,014	1,033,039
Accumulated other comprehensive loss	(18,934)	(65,741)

Total stockholders’ equity	45,767	272,776

Total liabilities and stockholders’ equity	$8,130,496	$5,225,667

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues
Transaction	$68,150	$90,505	$214,092	$279,638
Redemption	120,424	120,779	386,810	346,935
Securitization income	—	98,723	—	315,345
Finance charges, net	327,677	16,268	953,303	45,278
Database marketing fees and direct marketing services	167,083	129,317	427,246	364,605
Other revenue	19,109	25,839	54,247	66,620

Total revenue	702,443	481,431	2,035,698	1,418,421
Operating expenses
Cost of operations	384,301	326,578	1,102,128	974,438
General and administrative	19,767	30,143	63,440	77,176
Provision for loan loss	90,459	—	275,044	—
Depreciation and other amortization	17,196	15,364	50,101	45,715
Amortization of purchased intangibles	20,711	15,770	56,398	45,833
Merger costs (reimbursements)	—	30	—	(486)

Total operating expenses	532,434	387,885	1,547,111	1,142,676

Operating income	170,009	93,546	488,587	275,745
Interest expense:
Securitization funding costs	43,026	—	128,251	—
Interest expense on certificates of deposit	7,317	6,616	23,519	19,800
Interest expense on long-term and other debt, net	33,776	31,947	98,903	84,157

Total interest expense, net	84,119	38,563	250,673	103,957

Income from continuing operations before income taxes	85,890	54,983	237,914	171,788
Provision for income taxes	32,831	9,666	90,881	55,035

Income from continuing operations	53,059	45,317	147,033	116,753
Income (loss) from discontinued operations, net of taxes	—	479	—	(13,666)

Net income	$53,059	$45,796	$147,033	$103,087

Basic income (loss) per share:
Income from continuing operations	$1.01	$0.86	$2.79	$2.05
Income (loss) from discontinued operations	—	0.01	—	(0.24)

Net income per share	$1.01	$0.87	$2.79	$1.81

Diluted income (loss) per share:
Income from continuing operations	$0.96	$0.82	$2.63	$2.01
Income (loss) from discontinued operations	—	0.01	—	(0.23)

Net income per share	$0.96	$0.83	$2.63	$1.78

Weighted average shares:
Basic	52,584	52,841	52,743	56,946

Diluted	55,218	55,136	55,820	57,959

See accompanying notes to unaudited condensed consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,033	$103,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106,499	91,649
Deferred income taxes	24,044	48,168
Provision for loan loss	275,044	44,252
Non-cash stock compensation	33,996	43,353
Fair value loss on interest-only strip	—	2,207
Fair value loss on interest rate derivatives	5,443	—
Amortization of discount on convertible senior notes	48,914	37,243
Loss on the sale of assets	—	18,018
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(20,927)	13,231
Change in merchant settlement activity	—	(18,907)
Change in other assets	36,975	(22,683)
Change in accounts payable and accrued expenses	33,220	(68,583)
Change in deferred revenue	9,079	(2,731)
Change in other liabilities	13,551	(20,526)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	53,240
Excess tax benefits from stock-based compensation	(12,713)	(7,425)
Other	(6,654)	(7,471)

Net cash provided by operating activities	693,504	306,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	21,964	29,744
Change in seller’s interest	—	(21,337)
Change in credit card receivables	273,925	(221,473)
Change in cash collateral, restricted	12,530	85,068
Change in restricted cash	24,064	(64,810)
Change in due from securitizations	—	(158,823)
Capital expenditures	(48,296)	(39,706)
Payments for acquired businesses, net of cash	(117,000)	—
Proceeds from the sale of assets	—	8,013
Other	(3,032)	4,399

Net cash provided by (used in) investing activities	164,155	(378,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,205,000	2,396,000
Repayment of borrowings	(1,089,549)	(2,327,926)
Proceeds from issuance of convertible senior notes due 2014	—	345,000
Issuances of certificates of deposit	94,000	1,100,400
Repayments of certificates of deposit	(592,200)	(609,400)
Proceeds from asset-backed securities	833,126	—
Maturities of asset-backed securities	(1,157,235)	—
Payment of capital lease obligations	(17,272)	(15,718)
Payment of deferred financing costs	(3,025)	(21,407)
Excess tax benefits from stock-based compensation	12,713	7,425
Proceeds from issuance of common stock	31,848	23,780
Proceeds from issuance of warrants	—	30,050
Payments for convertible note hedges	—	(80,765)
Payments for prepaid forward contracts	—	(74,872)
Purchase of treasury shares	(76,742)	(417,774)

Net cash (used in) provided by financing activities	(759,336)	354,793

Effect of exchange rate changes on cash and cash equivalents	(2,028)	10,720

Change in cash and cash equivalents	96,295	292,710
Cash effect on adoption of ASC 860 and ASC 810	81,553	—
Cash and cash equivalents at beginning of period	213,378	156,911

Cash and cash equivalents at end of period	$391,226	$449,621

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$176,335	$58,579

Income taxes paid, net	$26,497	$53,890

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

2. CHANGE IN ACCOUNTING PRINCIPLE

In June 2009, the FASB issued guidance codified in ASC 860 related to accounting for transfers of financial assets and ASC 810 related to the consolidation of variable interest entities (“VIEs”). ASC 860 removed the concept of qualifying special purpose entity (“QSPE”) and eliminated the consolidation exemption that was then available for QSPEs. ASC 810 requires an initial evaluation as well as an ongoing assessment of the Company’s involvement in the activities of World Financial Network Credit Card Master Trust (“Master Trust”), World Financial Network Credit Card Master Note Trust (“Master Trust I”), World Financial Network Credit Card Master Note Trust II (“Master Trust II”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”) and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those VIEs are required to be consolidated on the balance

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheets of World Financial Network National Bank (“WFNNB”), World Financial Capital Bank (“WFCB”) or their affiliates, including ADSC.

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

4. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$53,059	$45,317	$147,033	$116,753
Income (loss) from discontinued operations, net of taxes	—	479	—	(13,666)

Net income	$53,059	$45,796	$147,033	$103,087

Denominator
Weighted average shares, basic	52,584	52,841	52,743	56,946
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	1,454	788	1,785	—
Net effect of dilutive stock options and unvested restricted stock	1,180	1,507	1,292	1,013

Denominator for diluted calculation	55,218	55,136	55,820	57,959

Basic
Income from continuing operations per share	$1.01	$0.86	$2.79	$2.05
Income (loss) from discontinued operations per share	—	0.01	—	(0.24)

Net income per share	$1.01	$0.87	$2.79	$1.81

Diluted
Income from continuing operations per share	$0.96	$0.82	$2.63	$2.01
Income (loss) from discontinued operations per share	—	0.01	—	(0.23)

Net income per share	$0.96	$0.83	$2.63	$1.78

The Company calculates the effect of its convertible senior notes, which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has the intent to settle the convertible senior notes in cash. For the three and nine months ended September 30, 2010 and 2009, the Company excluded, in each case, 17.5 million warrants from the calculation of net income per share as the effect was anti-dilutive.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. ACQUISITION

On July 1, 2010, the acquisition date, the Company completed the acquisition of the Direct Marketing Services and Database Marketing divisions of Equifax, Inc., (collectively, “DMS”). The total purchase price was $117.0 million. DMS provides proprietary data-driven, integrated marketing solutions through two complementary offers: database marketing and hosting, and data services, including U.S. consumer demographic information.

The results of operations for DMS have been included since the date of acquisition and are reflected in the Company’s Epsilon segment. The goodwill resulting from the acquisition will be deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the DMS acquisition as of the date of purchase:

As of July 1, 2010
(In thousands)
Other current assets	$893
Property and equipment	2,290
Capitalized software	4,800
Identifiable intangible assets	67,600
Goodwill	43,874
Non-current assets	165

Total assets acquired	119,622

Current liabilities	2,622

Total liabilities assumed	2,622

Net assets acquired	$117,000

6. CREDIT CARD RECEIVABLES

Beginning January 1, 2010, the Company’s credit card securitization trusts, the WFN Trusts and the WFC Trust, were consolidated on the balance sheets of WFNNB, WFCB or their affiliates, including ADSC, under ASC 860 and ASC 810. The WFN Trusts’ and the WFC Trust’s credit card receivables are reported in credit card receivables — restricted for securitization investors.

The tables below present quantitative information about the components of total credit card receivables and delinquencies:

	September 30, 2010	December 31, 2009
	(In millions)
Principal receivables	$4,705.4	$5,332.8
Billed and accrued finance charges	203.0	155.7
Other receivables	37.5	21.0

Total credit card receivables	4,945.9	5,509.5
Less credit card receivables—restricted for securitization investors	4,406.7	4,838.3

Other credit card receivables	$539.2	$671.2

Principal amount of credit card receivables 90 days or more past due	$130.5	$157.4

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Loss

The Company maintains an allowance for loan losses at a level that is adequate to absorb probable losses inherent in credit card receivables. In estimating the inherent loan losses for the credit card portfolio, management utilizes a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. In determining the proper level of the allowance for loan loss, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

The allowance for loan loss is evaluated monthly for adequacy and is maintained through an adjustment to the provision for loan loss. Additions to the allowance are made through charges to the provision for loan loss or when reserves are acquired as part of a business or portfolio acquisition. When credit card receivables are charged off, principal amounts of credit card receivables outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. The Company considers uncollectible interest and fees in assessing the adequacy of the allowance for loan loss; however, unpaid interest and fees are reversed against finance charges, net.

Changes in the allowance for loan loss on credit card receivables for the nine months ended September 30, 2010 and the year ended December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Balance at beginning of period	$54,884	$38,124
Adoption of ASC 860 and ASC 810	523,950	—
Provision for loan loss	272,259	52,259
Principal charge-offs, net of recoveries	(336,797)	(35,499)

Balance at end of period	$514,296	$54,884

The provision for loan loss expense was $90.5 million and $275.0 million for the three and nine months ended September 30, 2010, respectively, which includes $0.9 million and $2.8 million of credit card fraud losses, respectively. The provision for loan loss expense was $16.4 million and $35.9 million for the three and nine months ended September 30, 2009, respectively, for the Company’s on-balance sheet credit card receivables. These amounts were netted against securitization income in 2009.

Net charge-offs of principal receivables were $102.1 million and $99.6 million for the three months ended September 30, 2010 and 2009, respectively, and $336.8 million and $297.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30, 2010	December 31, 2009
	(In millions)
Total credit card receivables—restricted for securitization investors	$4,406.7	$4,838.3

Principal amount of credit card receivables—restricted for securitization investors, 90 days or more past due	$117.6	$148.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Net charge-offs of securitized principal	$91.5	$89.9	$297.5	$270.8

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

The table below summarizes certain cash flows received from and paid to the securitization trusts when transfers of credit card receivables to the securitization trusts were treated as sales prior to the adoption of ASC 860 and ASC 810:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$849.2	$3,133.4
Proceeds from new securitizations	1,081.4	2,150.0
Proceeds from collections reinvested in revolving period transfers	1,491.6	4,672.2
Servicing fees received(1)	17.3	53.6

(1)

Upon adoption of ASC 860, these fees were eliminated with the consolidation of the WFN Trusts and the WFC Trust, and therefore not reflected in the unaudited condensed consolidated statements of income as of September 30, 2010.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. REDEMPTION SETTLEMENT ASSETS

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

	September 30, 2010				December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$34,502	$—	$—	$34,502	$71,641	$—	$—	$71,641
Government bonds	35,084	1,016	(7)	36,093	41,026	1,205	—	42,231
Corporate bonds(1)	417,740	7,545	(381)	424,904	453,447	8,473	(1,788)	460,132

Total	$487,326	$8,561	$(388)	$495,499	$566,114	$9,678	$(1,788)	$574,004

(1)

Included in corporate bonds at December 31, 2009 is an investment in retained interests in the WFN Trusts with a fair value of $73.9 million. Upon adoption of ASC 860, these amounts were eliminated with the consolidation of the WFN Trusts, and therefore not reflected in the unaudited condensed consolidated balance sheet as of September 30, 2010.

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2010 and December 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		September 30, 2010 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$9,780	$(7)	$—	$—	$9,780	$(7)
Corporate bonds	53,792	(381)	—	—	53,792	(381)

Total	$63,572	$(388)	$—	$—	$63,572	$(388)

	Less than 12 months		December 31, 2009 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$98,448	$(1,646)	$7,705	$(142)	$106,153	$(1,788)

Total	$98,448	$(1,646)	$7,705	$(142)	$106,153	$(1,788)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of September 30, 2010, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at September 30, 2010 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$160,888	$161,738
Due after one year through five years	326,438	333,761

Total	$487,326	$495,499

8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2010			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$236,228	$(142,022)	$94,206	5-10 years—straight line
Premium on purchased credit card portfolios	151,431	(58,162)	93,269	3-10 years—straight line, accelerated
Collector database	68,024	(58,809)	9,215	30 years—15% declining balance
Customer database	175,430	(70,930)	104,500	4-10 years—straight line
Noncompete agreements	2,839	(2,351)	488	2-5 years—straight line
Tradenames	14,156	(4,711)	9,445	4-10 years—straight line
Purchased data lists	19,824	(11,264)	8,560	1-5 years—straight line, accelerated

	$667,932	$(348,249)	$319,683
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$680,282	$(348,249)	$332,033

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(121,540)	$64,888	5-10 years—straight line
Premium on purchased credit card portfolios	155,227	(46,936)	108,291	3-10 years—straight line, accelerated
Collector database	66,541	(56,316)	10,225	30 years—15% declining balance
Customer database	160,564	(57,043)	103,521	4-10 years—straight line
Noncompete agreements	2,522	(1,986)	536	3-5 years—straight line
Tradenames	11,658	(3,674)	7,984	4-10 years—straight line
Purchased data lists	17,178	(8,376)	8,802	1-5 years—straight line, accelerated

	$600,118	$(295,871)	$304,247
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life

Total intangible assets	$612,468	$(295,871)	$316,597

With the acquisition of DMS, the Company acquired $67.6 million of intangible assets. These assets included $49.8 million of customer relationships, $15.0 million of customer databases, $2.5 million of trade names and $0.3 million for noncompete agreements. These assets are being amortized over a weighted average life of 7.7 years, 4.0 years, 10.0 years and 2.0 years, respectively. See Note 5, “Acquisition,” for more information on DMS.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2009	$234,613	$669,930	$261,732	$—	$1,166,275
Effects of foreign currency translation	4,979	(559)	—	—	4,420
Goodwill acquired during the year	—	43,874	—	—	43,874

September 30, 2010	$239,592	$713,245	$261,732	$—	$1,214,569

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEBT

Debt consists of the following:

Description	September 30, 2010	December 31, 2009	Maturity	Interest Rate
	(In thousands)
Long-term and other debt:
Credit facility	$370,000	$487,000	March 2012	(1)
Senior notes	250,000	250,000	May 2011	6.14%
2009 Term loan	161,000	161,000	March 2012	(2)
2010 Term loan	236,000	—	March 2012	(3)
Convertible senior notes due 2013	647,111	612,058	August 2013	1.75%
Convertible senior notes due 2014	252,730	238,869	May 2014	4.75%
Capital lease obligations and other debt	12,791	33,425	Various – Oct 2010 –Jul 2013(4)	5.20% to 8.10%(4)

	1,929,632	1,782,352
Less: current portion	(262,751)	(51,963)

Long-term portion	$1,666,881	$1,730,389

Certificates of deposit:
Certificates of deposit	$966,800	$1,465,000	One year to five years	0.50% to 5.25%
Less: current portion	(452,400)	(772,500)

Long-term portion	$514,400	$692,500

Asset-backed securities debt—owed to securitization investors:(5)
Fixed rate asset-backed term note securities	$1,772,815	$—	Various –Nov 2011 – Jun 2015	3.79% to 7.00%
Floating rate asset-backed term note securities	1,153,500	—	Various – Sept 2011 – Apr 2013	0.39% to 2.76%(6)
Conduit asset-backed securities	435,509	—	Various – Jun 2011 – Sept 2011	1.85% to 2.66%

Total asset-backed securities—owed to securitization investors	3,361,824	—
Less: current portion	(885,509)	—

Long-term portion	$2,476,315	$—

(1)

The Company maintains a $750.0 million unsecured revolving credit facility (the “Credit Facility,”) where advances are in the form of either base rate loans or Eurodollar loans and may be denominated in Canadian dollars, subject to a sublimit, or U.S. dollars. The interest rate for base loans is the higher of (a) the Bank of Montreal’s prime rate, (b) the Federal funds rate plus 0.5%, and (c) the quoted London Interbank Offered Rate (“LIBOR”) as defined in the credit agreement plus 1.0%. The interest rate for Eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Company’s senior leverage ratio as defined in the Credit Facility. Total availability under the Credit Facility at September 30, 2010 was $380.0 million. At September 30, 2010, the weighted average interest rate was 0.76%.

(2)

Advances under the term loan agreement, dated May 15, 2009 (the “2009 Term Loan”), are in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (a) Bank of Montreal’s prime rate; (b) the Federal funds rate plus 0.5%; and (c) the quoted

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIBOR as defined in the 2009 Term Loan agreement plus 1.0%, in each case plus a margin of 2.0% to 3.0% based upon the Company’s senior leverage ratio as defined in the 2009 Term Loan agreement. The interest rate of Eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 3.0% to 4.0% based on the Company’s senior leverage ratio as defined in the 2009 Term Loan. At September 30, 2010, the weighted average interest rate was 3.26%.

(3)

Advances under the term loan agreement, dated August 6, 2010 (the “2010 Term Loan”), are in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (a) Bank of Montreal’s prime rate; (b) the Federal funds rate plus 0.5%; and (c) the quoted LIBOR as defined in the 2010 Term Loan agreement plus 1.0%, in each case plus a margin of 1.5% to 2.5% based upon the Company’s senior leverage ratio as defined in the 2010 Term Loan agreement. The interest rate of Eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 2.5% to 3.5% based on the Company’s senior leverage ratio as defined in the 2010 Term Loan. At September 30, 2010, the weighted average interest rate was 2.76%.

(4)	The Company has other minor borrowings, primarily capital leases, with varying interest rates and maturities.
(5)

Upon adoption of ASC 860 and ASC 810, the Company consolidated the WFN Trusts and the WFC Trust and the related asset-backed securities debt. See Note 2, “Change in Accounting Principle,” for more information on the adoption of ASC 860 and ASC 810.

(6)

Interest rates include those for certain of the Company’s asset-backed securities—owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 4.45% at September 30, 2010.

As of September 30, 2010, the Company was in compliance with its financial covenants.

Credit Facility

In June 2010, the Company amended its Credit Facility to clarify the application of ASC 860 and ASC 810 with respect to the calculation of covenant compliance.

2009 Term Loan

In June 2010, the Company amended its 2009 Term Loan to clarify the application of ASC 860 and ASC 810 with respect to the calculation of covenant compliance. In addition, the amendment removed the prepayments that were required beginning June 30, 2010 and now provides that principal payments be paid at maturity, March 30, 2012.

2010 Term Loan

On August 6, 2010, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement with Bank of Montreal, as administrative agent, and various other agents and banks. The 2010 Term Loan is unsecured. Amounts borrowed under the 2010 Term Loan are scheduled to mature on March 30, 2012.

The 2010 Term Loan contains usual and customary negative covenants, which are subject to certain specified exceptions. The 2010 Term Loan also requires the Company to satisfy certain financial covenants, including maximum ratios of total leverage and senior leverage and a minimum ratio of consolidated operating EBITDA to consolidated interest expense, each as determined in accordance with the 2010 Term Loan.

As of September 30, 2010, total borrowings under the 2010 Term Loan were $236.0 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Senior Notes

The table below summarizes the carrying value of the components of the convertible senior notes:

	September 30, 2010	December 31, 2009
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(250,159)	(299,073)

Net carrying value of liability component	$899,841	$850,927

If-converted value of common stock	$1,142,583	$1,130,852

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which is a weighted average period of 3.1 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Interest expense calculated on contractual interest rate	$7,619	$7,619	$22,856	$15,937
Amortization of discount on liability component	16,752	15,019	48,914	37,243

Total interest expense on convertible senior notes	$24,371	$22,638	$71,770	$53,180

Effective interest rate (annualized)	11.0%	11.0%	11.0%	11.0%

Asset-backed Securities—Owed to Securitization Investors

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments

As part of its interest rate risk management program, the Company may enter into derivative financial instruments with institutions that are established dealers and manage its exposure to changes in fair value of certain obligations attributable to changes in LIBOR.

The credit card securitization trusts have entered into derivative financial instruments, which include both interest rate swaps and an interest rate cap, to mitigate their interest rate risk on a related financial instrument or to lock the interest rate on a portion of their variable asset-backed securities debt.

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

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at September 30, 2010 in the unaudited condensed consolidated balance sheets:

	Notional Amount (in thousands)	Weighted Average Years to Maturity
Interest rate contracts not designated as hedging instruments	$1,153,500	1.98

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance Sheet Location	Fair Value (in thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$6,624
Interest rate contracts not designated as hedging instruments	Other liabilities	$77,375

The following tables identify the classification of the Company’s outstanding interest rate contracts for the three and nine months ended September 30, 2010 in the unaudited condensed consolidated statements of income:

For the three months ended September 30, 2010	Income Statement Location	Loss on Derivative Contracts (in thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$59

For the nine months ended September 30, 2010	Income Statement Location	Loss on Derivative Contracts (in thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$5,443

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers and maintain certain minimum credit criteria established by the Company. At September 30, 2010, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At September 30, 2010, these thresholds were not breached and no amounts were held as collateral by the Company.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2009	$306,336	$839,810	$1,146,146
Cash proceeds	136,088	359,749	495,837
Revenue recognized	(126,637)	(364,684)	(491,321)
Other	—	4,564	4,564
Effects of foreign currency translation	6,898	18,725	25,623

September 30, 2010	$322,685	$858,164	$1,180,849

Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$154,952	$858,164	$1,013,116

Non-current liabilities	$167,733	$—	$167,733

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On January 27, 2010, the Company’s Board of Directors authorized a stock repurchase program (“Prior Repurchase Program”) to acquire up to $275.1 million of the Company’s common stock through December 31, 2010. On September 13, 2010, the Company’s Board of Directors authorized a new stock repurchase program, replacing the Prior Repurchase Program, to acquire up to $400.0 million of the Company’s common stock through December 31, 2011, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the three and nine months ended September 30, 2010, the Company acquired a total of 897,986 shares and 1,354,486 shares, respectively, of its common stock for $50.9 million and $76.7 million, respectively. All shares were acquired prior to September 13, 2010 and under the Prior Repurchase Program.

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

On March 25, 2010, the Company’s Board of Directors adopted the 2010 Omnibus Incentive Plan, which was subsequently approved by the Company’s stockholders on June 8, 2010, became effective July 1, 2010 and expires on June 30, 2015. This plan reserves 3,000,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of operations	$6,598	$7,315	$18,801	$23,466
General and administrative	4,377	7,293	15,195	19,799

Total	$10,975	$14,608	$33,996	$43,265

There was no stock-based compensation expense related to discontinued operations for the three and nine months ended September 30, 2010 and for the three months ended September 30, 2009. For the nine months ended September 30, 2009, stock-based compensation expense for the Company’s discontinued operations was approximately $0.1 million. This amount is included in the loss from discontinued operations in the unaudited condensed consolidated statements of income.

During the nine months ended September 30, 2010, the Company awarded 477,329 performance-based restricted stock units with a weighted average grant date fair value per share of $57.15 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s core earnings per share growth for the period from January 1, 2010 to December 31, 2010 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 22, 2011, an additional 33% of the award on February 22, 2012 and the final 34% of the award on February 22, 2013, provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2010, the Company awarded 201,639 service-based restricted stock units with a weighted average grant date fair value per share of $60.37 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant meets the service condition on each such vesting date.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$53,059	$45,796	$147,033	$103,087
Adoption of ASC 860 and ASC 810(1)	—	—	55,881	—
Unrealized loss on securities available-for-sale	(1,535)	(5,678)	(3,283)	(35,126)
Foreign currency translation adjustments(2)	(3,909)	(2,908)	(5,791)	6,217

Total comprehensive income, net of tax	$47,615	$37,210	$193,840	$74,178

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

13. FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$391,226	$391,226	$213,378	$213,378
Trade receivables, net	234,570	234,570	225,212	225,212
Seller’s interest	—	—	297,108	297,108
Credit card receivables, net	4,431,595	4,431,595	616,298	616,298
Redemption settlement assets, restricted	495,499	495,499	574,004	574,004
Due from securitizations	—	—	775,570	775,570
Cash collateral, restricted	205,359	205,359	216,953	216,953
Financial liabilities
Accounts payable	124,040	124,040	103,891	103,891
Asset-backed securities debt—owed to securitization investors	3,361,824	3,427,074	—	—
Debt, including certificates of deposit	2,896,432	3,073,214	3,247,352	3,408,039
Derivative financial instruments	83,999	83,999	—	—

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Assets and Liabilities Held at September 30, 2010

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables provide the assets carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009:

	Balance at September 30, 2010	Fair Value Measurements at September 30, 2010 Using
		Level 1	Level 2	Level 3
	(In thousands)
Government bonds(1)	$36,093	$—	$36,093	$—
Corporate bonds(1)	424,904	210,367	214,537	—
Other available-for-sale securities(2)	83,758	64,746	19,012	—
Cash collateral, restricted	205,359	—	37,530	167,829

Total assets measured at fair value	$750,114	$275,113	$307,172	$167,829

Derivative financial instruments(3)	$83,999	$—	$83,999	$—

Total liabilities measured at fair value	$83,999	$—	$83,999	$—

	Balance at December 31, 2009	Fair Value Measurements at December 31, 2009 Using
		Level 1	Level 2	Level 3
	(In thousands)
Government bonds(1)	$42,231	$16,676	$25,555	$—
Corporate bonds(1)	460,132	308,668	77,598	73,866
Other available-for-sale securities(2)	105,064	95,300	9,764	—
Seller’s interest	297,108	—	—	297,108
Due from securitizations	775,570	—	—	775,570
Cash collateral, restricted	216,953	—	10,275	206,678

Total assets measured at fair value	$1,897,058	$420,644	$123,192	$1,353,222

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current and non-current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of September 30, 2010 and 2009:

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
June 30, 2010	$—	$—	$—	$171,790
Total gains (realized or unrealized)
Included in earnings	—	—	—	473
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements	—	—	—	(4,434)
Transfers in or out of Level 3	—	—	—	—

September 30, 2010	$—	$—	$—	$167,829

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2010	$—	$—	$—	$473

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2009	$73,866	$297,108	$775,570	$206,678
Adoption of ASC 860 and ASC 810	(73,866)	(297,108)	(775,570)	—
Total gains (realized or unrealized)
Included in earnings	—	—	—	143
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements	—	—	—	(38,992)
Transfers in or out of Level 3	—	—	—	—

September 30, 2010	$—	$—	$—	$167,829

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2010	$—	$—	$—	$143

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
June 30, 2009	$83,559	$183,673	$531,386	$189,668
Total (losses) gains (realized or unrealized)
Included in earnings	—	(816)	1,427	85
Included in other comprehensive income	14,129	—	(23,838)	—
Purchases, sales, issuances and settlements	—	28,635	23,553	(4,222)
Transfers in or out of Level 3	—	—	—	—

September 30, 2009	$97,688	$211,492	$532,528	$185,531

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2009	$—	$—	$(3,578)	$—

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2008	$28,625	$182,428	$428,853	$175,384
Total (losses) gains (realized or unrealized)
Included in earnings	—	7,727	(9,149)	556
Included in other comprehensive income	4,506	—	(54,125)	—
Purchases, sales, issuances and settlements	64,557	21,337	166,949	9,591
Transfers in or out of Level 3	—	—	—	—

September 30, 2009	$97,688	$211,492	$532,528	$185,531

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2009	$—	$—	$(8,868)	$—

For the three and nine months ended September 30, 2010 and 2009, gains included in earnings attributable to cash collateral, restricted were included in revenue under finance charges, net in the unaudited condensed consolidated statements of income. For the three and nine months ended September 30, 2009, gains and losses included in earnings for seller’s interest and due from securitizations were included in securitization income in the unaudited condensed consolidated statements of income.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and nine months ended September 30, 2010, the Company had no impairments related to these assets.

14. INCOME TAXES

For the three and nine months ended September 30, 2010, the Company utilized an effective tax rate of 38.2% to calculate its provision for income taxes. In accordance with ASC 740-270, “Income taxes—Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2010 based on all known variables is 38.2%.

For the three and nine months ended September 30, 2009, the Company’s effective tax rate was 17.6% and 32.0%, respectively. During the third quarter of 2009, the Company recognized an $11.7 million tax benefit related to previously established tax reserves to cover various uncertain tax positions, which were no longer necessary due to a United States Tax Court decision, statute of limitations expirations and other factors. The Company’s 2009 effective tax rate without regard to the $11.7 million tax benefit remained 38.8%.

On January 1, 2010, the Company’s deferred tax asset increased by approximately $197.2 million as a result of the adoption of ASC 860 and ASC 810.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SEGMENT INFORMATION

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

Additionally, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Total interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments. The Company’s utility services business and a terminated credit program have been classified as discontinued operations. See Note 16, “Discontinued Operations,” for additional information.

Three Months Ended September 30, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$184,411	$170,468	$349,642	$357	$(2,435)	$702,443
Adjusted EBITDA(1)	46,478	44,091	143,894	(13,988)	(1,584)	218,891
Depreciation and amortization	5,827	21,473	8,892	1,715	—	37,907
Stock compensation expense	2,514	2,305	1,779	4,377	—	10,975
Operating income (loss)	38,137	20,313	133,223	(20,080)	(1,584)	170,009
Interest expense, net	—	—	—	84,119	—	84,119
Income (loss) from continuing operations before income taxes	38,137	20,313	133,223	(104,199)	(1,584)	85,890

Three Months Ended September 30, 2009	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$177,008	$131,926	$166,982	$5,515	$—	$481,431
Adjusted EBITDA(1)	53,186	35,196	67,845	(16,061)	—	140,166
Depreciation and amortization	5,966	18,003	5,809	1,356	—	31,134
Stock compensation expense	3,847	1,705	1,763	7,293	—	14,608
Merger and other costs(2)	—	—	—	878	—	878
Operating income (loss)	43,373	15,488	60,273	(25,588)	—	93,546
Interest expense, net	—	—	—	38,563	—	38,563
Income (loss) from continuing operations before income taxes	43,373	15,488	60,273	(64,151)	—	54,983

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$575,612	$433,799	$1,032,106	$1,510	$(7,329)	$2,035,698
Adjusted EBITDA(1)	158,731	102,654	416,878	(44,171)	(5,010)	629,082
Depreciation and amortization	18,111	57,565	25,913	4,910	—	106,499
Stock compensation expense	7,042	6,441	5,318	15,195	—	33,996
Operating income (loss)	133,578	38,648	385,647	(64,276)	(5,010)	488,587
Interest expense, net	—	—	—	250,673	—	250,673
Income (loss) from continuing operations before income taxes	133,578	38,648	385,647	(314,949)	(5,010)	237,914

Nine Months Ended September 30, 2009	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$504,985	$372,495	$512,960	$27,981	$—	$1,418,421
Adjusted EBITDA(1)	146,419	87,717	216,314	(36,002)	—	414,448
Depreciation and amortization	15,877	51,835	17,740	6,096	—	91,548
Stock compensation expense	10,128	6,930	6,394	19,813	—	43,265
Merger and other costs(2)	—	—	—	3,890	—	3,890
Operating income (loss)	120,414	28,952	192,180	(65,801)	—	275,745
Interest expense, net	—	—	—	103,957	—	103,957
Income (loss) from continuing operations before income taxes	120,414	28,952	192,180	(169,758)	—	171,788

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

16. DISCONTINUED OPERATIONS

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

	September 30, 2010	December 31, 2009
	(In thousands)
Assets:
Credit card receivables, net	$18,028	$34,623

Assets of discontinued operations	$18,028	$34,623

The following table summarizes the operating results of the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue	$—	$1,755	$—	$10,089

Income (loss) before provision for income taxes	—	744	—	(20,898)
(Provision) benefit from income taxes	—	(265)	—	7,232

Income (loss) from discontinued operations	$—	$479	$—	$(13,666)

17. REGULATORY MATTERS

On July 15, 2010, the Office of the Comptroller of the Currency (“OCC”) approved an application filed by the Company’s credit card services bank subsidiary, WFNNB, to change the location of the bank to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. WFNNB is a national banking association and a limited purpose credit card bank and is regulated, supervised, and examined by the OCC, its primary regulator. WFNNB is also subject to regulation by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Neither the name of the bank nor any of its assets, liabilities or contemplated business purposes will change as a result of the merger. The merger was completed in August 2010.

18. NON-CASH FINANCING AND INVESTING ACTIVITIES

On January 1, 2010, the Company adopted ASC 860 and ASC 810 resulting in the consolidation of the WFN Trusts and the WFC Trust. Based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the consolidation of the trusts had the following non-cash impact to the financing and investing activities for the nine months ended September 30, 2010 as follows:

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

Year in Review Highlights

Our results for the first nine months of 2010 included the following new and renewed agreements:

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

•	In March 2010, we announced that Vision Electronics, an AIR MILES Reward Program sponsor since 2007, had signed a multi-year renewal agreement.

•	In March 2010, our private label credit card banking subsidiary, World Financial Network National Bank, or WFNNB, issued $100.8 million of asset-backed securities to investors.

•	In March 2010, WFNNB completed the renewal of its $550.0 million conduit facility.

•	In April 2010, we announced the signing of a new 5-year contract with the Liquor Control Board of Ontario, a top-10 AIR MILES Reward Program sponsor and a sponsor since 1998.

•	In May 2010, we announced that Pharmasave Atlantic, an Atlantic Canadian pharmacy retailer and an AIR MILES Reward Program sponsor since 1995, signed a multi-year renewal agreement.

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

•

In July 2010, we completed the acquisition of the Direct Marketing Services and Database Marketing divisions of Equifax, Inc., collectively DMS. DMS provides proprietary data-driven, integrated marketing solutions and has been integrated in our Epsilon segment.

•

In July 2010, we announced the signing of a multi-year renewal agreement with New York, N.Y.-based JPMorgan Chase, providing digital marketing services in support of JPMorgan Chase’s Credit Card Services group.

•	In July 2010, WFNNB issued $450.0 million of asset-backed securities to investors.

•	In July 2010, we announced that Dell Inc. signed a multi-year expansion agreement, supporting its strategic email marketing program.

•	In August 2010, we announced that the Manitoba Liquor Control Commission, an AIR MILES Reward Program sponsor since 1998, signed a multi-year renewal agreement.

•

In August 2010, we entered into a new term loan agreement with Bank of Montreal and various other agents. At closing, we borrowed $221.0 million. In September 2010, we exercised the option to increase and borrowed an additional $15.0 million.

•	In August 2010, WFNNB completed its charter relocation from Columbus, Ohio to Wilmington, Delaware, providing additional flexibility in the management of our credit card programs going forward.

•	In August 2010, we announced the signing of a multi-year expansion agreement with Unilever, a large consumer products company, to provide database management and multichannel marketing services.

•

In August 2010, we announced the signing of a multi-year agreement with David’s Bridal, Inc., parent company of Priscilla of Boston and a leading retailer of bridal and special occasion attire, to provide private label credit card services.

•	In September 2010, we announced the signing of a new agreement with AAA Northern California Nevada and Utah, the second-largest club in the national AAA federation, to provide marketing services.

•	In September 2010, we announced the signing of a new multi-year agreement with MyPoints.com, an online loyalty marketing service, to provide co-brand credit card services.

•

In September 2010, our Board of Directors approved a new stock repurchase program to acquire up to $400.0 million of our outstanding common stock through December 31, 2011, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

•	In September 2010, we announced the signing of an expansion agreement with leading specialty retailer Chico’s to provide data overlay services.

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

Management evaluates its allowance for loan loss monthly for adequacy. The allowance is maintained through an adjustment to the provision for loan loss. In estimating the inherent loan losses in the credit card portfolio, we utilize a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. In determining the proper level of the allowance for loan loss, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

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

Regulatory Matters

The new Federal Reserve Board guidelines on late fees that can be charged by financial institutions became effective on August 22, 2010. In anticipation of the late fee guidelines, we modified cardholder terms to offset the impact of any decline in average late fees charged. The final guidelines had less impact than initially expected as they provide for: (1) a $25 maximum late fee compared to our original expectation of $20, and (2) late fees to be charged in excess of the $25 maximum for repeat offenses within a six month period. In response to the final guidelines, we have changed minimum payments and modified late fee structures effective for billing cycles beginning in November 2010.

On July 15, 2010, the Office of the Comptroller of the Currency, or OCC, approved an application filed by our credit card services bank subsidiary, WFNNB, to change the location of the bank to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. WFNNB is a national banking association and a limited purpose credit card bank and is regulated, supervised and examined by the OCC, its primary regulator. WFNNB is also subject to regulation by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Neither the name of the bank nor any of its assets, liabilities or contemplated business purposes will change as a result of the merger. The merger was completed in August 2010.

On September 27, 2010, the Board of the Federal Deposit Insurance Corporation adopted new safe harbors relating to the treatment of securitizations in receivership or conservatorship. The new safe harbor rules include a grandfathering provision that we believe will allow the credit card securitization trusts used in our securitization program to continue to benefit from the protections under the safe harbor to the same extent as prior securitizations issued by those trusts. Therefore we do not expect the adoption of the new rule to adversely affect our ability to securitize our receivables. However, because the new safe harbors were recently adopted, participants in the securitization market, including investors in asset-backed securities and the rating agencies that rate our asset-backed securities, are continuing to evaluate the effect of the new safe harbors.

Outlook

We expect double-digit growth in both consolidated revenue and consolidated adjusted EBITDA for the fourth quarter. Private Label Services and Credit and Epsilon are expected to provide positive revenue growth and adjusted EBITDA growth, while LoyaltyOne is expected to provide positive revenue growth but a decline in adjusted EBITDA.

LoyaltyOne

LoyaltyOne is expected to report a decline in adjusted EBITDA primarily due to the run-off of deferred revenue related to the conversion of a certain split fee to non-split fee program that began in May 2008. In conjunction with this conversion, we changed our estimate of breakage from one-third to 28%. The change in estimate had no impact on the total redemption liability, but reduced the amount of deferred breakage within the redemption liability that is expected to be recognized over the expected life of the mile.

The deferred revenue associated with the conversion of a split fee sponsor to a non-split fee sponsor was recognized as AIR MILES reward miles were redeemed and was fully amortized in the third quarter of 2010. Comparatively, revenue associated with breakage is recognized ratably over the estimated life of a mile. Although our deferred breakage element continues to build, the growth rate has been impacted by weak AIR MILES reward miles issuance in the later part of 2009 and 2010. We believe this will negatively impact our redemption revenue. Based on AIR MILES reward miles issuance forecasts, the negative impact of this timing issue should moderate by mid-2011.

While we believe that the AIR MILES Reward Program tends to be resilient during economic swings, macroeconomic factors, such as the overall health of the Canadian economy, may impact collector behavior. Therefore, we could experience an impact to our sponsor mix resulting in lower-priced miles being issued, which could impact our operating margins. In the latter part of 2008 and 2009, we started to see a shift in the sponsor mix, and given the deferred nature of our revenue recognition, this impact is expected to be reflected in our results of operations for the second half of 2010. In 2010, we have seen a slight positive shift in sponsor mix.

AIR MILES reward miles issued during the third quarter of 2010 decreased 3.9% compared to the third quarter of 2009 due to reduced promotional activity in the grocer sector and generally flat consumer credit card spending compared to the prior corresponding quarter. Growth in credit card spending was sluggish as a result of less buoyant consumer spending brought on by the slowing the economic recovery in Canada.

LoyaltyOne also has a partnership interest in an entity operating a Brazilian coalition loyalty program. The initial phase is currently in progress and a further planned investment of up to $15.0 million in the initiative is dependent on the success of the initial phase and the timing of the phased program rollout. The program is in the process of securing long-term agreements with select major sponsors, while preparing for a national rollout with them in early 2011.

Epsilon

We believe that the outlook for Epsilon’s business remains strong as the major offerings continue to demonstrate positive momentum, with expected growth of 20% in revenue and adjusted EBITDA in the fourth quarter of 2010 as compared to the fourth quarter of 2009. Specifically, the database/digital businesses continue to benefit from strong new client wins, producing a solid implementation stream throughout 2010. We also believe that Abacus’ continued growth demonstrates a return to stability in retail and catalog marketing budgets. This trend suggests a positive economic outlook from these key verticals, which we expect will reinforce the value of data-driven ROI-based marketing strategies in the overall marketing mix.

Finally, the DMS acquisition has been integrated into our Epsilon segment. DMS provides proprietary data-driven, integrated marketing solutions through two complementary offerings: database marketing and hosting, and data services, including U.S. consumer demographic information. The DMS acquisition is not expected to materially benefit earnings in 2010, but is expected to be accretive to earnings in 2011.

Private Label Services and Credit

For the third quarter of 2010, credit trends were positive with principal charge-offs at 8.3% of average total receivables, improving from 9.4% for the third quarter of 2009. Charge-off rates continue to trend lower as, due to the length of severity of the economic downturn, there is no longer a direct correlation between loan loss rates and unemployment levels. Delinquency rates, a good predictor of future losses, improved slightly to 6.1% of principal receivables at September 30, 2010 from 6.2% at September 30, 2009. Delinquency rates continue to trend downward on a seasonally adjusted basis. However, the September 2010 delinquency rate was 10 to 20 basis points higher than predicted by normal seasonality. We believe that the changes incorporated in cardholder terms during 2010, including raising annual percentage rates in March and increasing minimum payments from $10 to $20 in June, have resulted in two small increases that are working their way through the delinquency rate. Finally, cardholder spending has slowed from the first half of 2010. For the third quarter of 2010, credit sales increased 7.2%, driven primarily by new credit card portfolios.

For the fourth quarter of 2010, average receivable balances are expected to be flat year-over-year as new programs anniversary. The provision for loan loss will increase during the fourth quarter from the third quarter of 2010 due to the seasonal buildup in credit card receivables and will exceed actual loan loss charge-offs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Income from continuing operations	$53,059	$45,317	$147,033	$116,753
Stock compensation expense	10,975	14,608	33,996	43,265
Provision for income taxes	32,831	9,666	90,881	55,035
Interest expense, net	84,119	38,563	250,673	103,957
Merger and other costs(1)	—	878	—	3,890
Depreciation and other amortization	17,196	15,364	50,101	45,715
Amortization of purchased intangibles	20,711	15,770	56,398	45,833

Adjusted EBITDA	$218,891	$140,166	$629,082	$414,448

(1)

Represents investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Results of Continuing Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$184,411	$177,008	$7,403	4.2%
Epsilon	170,468	131,926	38,542	29.2
Private Label Services and Credit	349,642	166,982	182,660	109.4
Corporate/Other	357	5,515	(5,158)	(93.5)
Eliminations	(2,435)	—	(2,435)	NM *

Total	$702,443	$481,431	$221,012	45.9%

Adjusted EBITDA(1):
LoyaltyOne	$46,478	$53,186	$(6,708)	(12.6)%
Epsilon	44,091	35,196	8,895	25.3
Private Label Services and Credit	143,894	67,845	76,049	112.1
Corporate/Other	(13,988)	(16,061)	2,073	(12.9)
Eliminations	(1,584)	—	(1,584)	NM *

Total	$218,891	$140,166	$78,725	56.2%

Stock compensation expense:
LoyaltyOne	$2,514	$3,847	$(1,333)	(34.7)%
Epsilon	2,305	1,705	600	35.2
Private Label Services and Credit	1,779	1,763	16	0.9
Corporate/Other	4,377	7,293	(2,916)	(40.0)

Total	$10,975	$14,608	$(3,633)	(24.9)%

Depreciation and amortization:
LoyaltyOne	$5,827	$5,966	$(139)	(2.3)%
Epsilon	21,473	18,003	3,470	19.3
Private Label Services and Credit	8,892	5,809	3,083	53.1
Corporate/Other	1,715	1,356	359	26.5

Total	$37,907	$31,134	$6,773	21.8%

Operating income from continuing operations:
LoyaltyOne	$38,137	$43,373	$(5,236)	(12.1)%
Epsilon	20,313	15,488	4,825	31.2
Private Label Services and Credit	133,223	60,273	72,950	121.0
Corporate/Other	(20,080)	(25,588)	5,508	(21.5)
Eliminations	(1,584)	—	(1,584)	NM *

Total	$170,009	$93,546	$76,463	81.7%

Adjusted EBITDA margin(2):
LoyaltyOne	25.2%	30.0%	(4.8)%
Epsilon	25.9	26.7	(0.8)
Private Label Services and Credit	41.2	40.6	0.6

Total	31.2%	29.1%	2.1%

Segment operating data:
Private Label statements generated	34,827	31,064	3,763	12.1%
Credit sales	$2,046,490	$1,909,165	$137,325	7.2%
Average credit card receivables	$4,909,977	$4,217,159	$692,818	16.4%
AIR MILES reward miles issued	1,124,363	1,169,492	(45,129)	(3.9)%
AIR MILES reward miles redeemed	844,509	777,422	67,087	8.6%

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

Consolidated Operating Results:

Revenue. Total revenue increased $221.0 million, or 45.9%, to $702.4 million for the three months ended September 30, 2010 from $481.4 million for the comparable period in 2009. The increase was due to the following:

•	Transaction. Revenue decreased $22.4 million, or 24.7%, to $68.2 million for the three months ended September 30, 2010 due to several factors:

•

elimination of servicing fees of $17.3 million from the credit card securitization trusts, as a result of the adoption of ASC 860 and ASC 810. In its capacity as a servicer, each of our respective banks earns a fee from the credit card securitization trusts to service and administer its receivables, collect payments, and charge-off uncollectible receivables. Upon consolidation of the credit card securitization trusts, this fee was eliminated; and

•

a decline in merchant fees, which are transaction fees charged to the retailer, of $15.5 million attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from our deferred programs.

These declines were offset in part by increased AIR MILES reward miles issuance fees of $5.4 million due in part to a favorable foreign currency exchange rate. The average foreign currency exchange rate for the current year period increased to $0.96 as compared to $0.91 in the prior year period. Issuance fees in local currency (Canadian dollars) increased CAD $3.5 million due to growth in the number of AIR MILES reward miles issued in the prior periods. Our issuance fees, which consist of fees for marketing and administrative services provided to sponsors, are recognized pro rata over the estimated life of an AIR MILES reward mile. Additionally, debt cancellation premiums paid by our credit card holders increased $5.4 million due to higher volumes.

•

Redemption. Revenue decreased $0.4 million, or 0.3%, to $120.4 million for the three months ended September 30, 2010. Redemption revenue in local currency (Canadian dollars) decreased approximately CAD $7.4 million. Redemption revenue was negatively impacted by a decline in the run-off of deferred revenue related to the conversion of a certain split-fee to non-split fee program of CAD $18.4 million. This decrease was offset by an increase in redemption revenue of CAD $11.0 million, consistent with the increase in AIR MILES reward miles redeemed of 8.6%.

•

Securitization income. Securitization income decreased $98.7 million. Upon adoption of ASC 860 and ASC 810 and the consolidation of the credit card securitization trusts, securitization income is no longer reflected. Amounts that were previously included in this financial statement line item are now reflected in finance charges, net in our unaudited condensed consolidated statements of income.

•

Finance charges, net. Revenue increased $311.4 million to $327.7 million for the three months ended September 30, 2010. On a conformed presentation, adjusting 2009 securitization income for securitization funding costs and credit losses, revenue increased $78.2 million. The increase was a result of continued positive trends in average receivable balances of 16.4% and an increase in our gross yield of approximately 200 basis points from the comparable period.

•

Database marketing fees and direct marketing. Revenue increased $37.8 million, or 29.2%, to $167.1 million for the three months ended September 30, 2010. The database/digital businesses continue to build from recent client signings and expansion of services to existing clients, increasing 23.3% for the three months ended September 30, 2010. The positive trends in our catalog business are continuing as our large catalog coalition database, Abacus, achieved solid revenue growth of 10.7% during the third quarter of 2010 as the data sector continued to show positive momentum. Additionally, the recent DMS acquisition added $12.6 million in revenue.

•

Other revenue. Revenue decreased $6.7 million, or 26.0%, to $19.1 million for the three months ended September 30, 2010. Included in the third quarter of 2009 was revenue from the sale of certain licenses in conjunction with an outsourcing agreement. Additionally, investment revenue of $1.6 million from investments held by LoyaltyOne in the credit card securitization trusts was eliminated due to their consolidation in 2010 upon adoption of ASC 860 and ASC 810. These decreases were offset in part by additional consulting revenue at LoyaltyOne.

Cost of operations. Cost of operations increased $57.7 million, or 17.7%, to $384.3 million for the three months ended September 30, 2010. The increase was driven by the following:

•

higher payroll and benefit costs at Epsilon of $16.2 million and Private Label Services and Credit of $6.7 million, respectively, due to the DMS acquisition, the addition of a customer call center with the Charming Shoppes acquisition, and to support overall growth;

•	increased data processing costs at Epsilon of $5.8 million from new database builds coming online and the assumption of expenses related to the DMS acquisition;

•

increases in the cost of redemptions for the AIR MILES Reward Program of $6.4 million, driven by the increase in average foreign currency exchange rates. The cost of redemptions for the AIR MILES Reward Program in local currency increased CAD $1.6 million, in part from increased redemptions; and

•

credit card related expenses such as marketing, stationary and supplies and postage rose $8.2 million in the current period as compared to the prior year period due to higher volumes and changes in cardholder terms.

General and administrative. General and administrative expenses decreased $10.4 million, or 34.4%, to $19.8 million for the three months ended September 30, 2010. The decrease was driven by costs associated with the sale of certain licenses incurred in the third quarter of 2009 along with a decrease in medical and benefit costs.

Provision for loan loss. Provision for loan loss was $90.5 million for the three months ended September 30, 2010. In 2009, net losses were netted against securitization income. On a conformed presentation, provision for loan loss decreased $9.1 million as compared to the prior year period net losses of $99.6 million. The decrease was a result of continued declines in the loss rate.

Depreciation and other amortization. Depreciation and other amortization increased $1.8 million, or 11.9%, to $17.2 million for the three months ended September 30, 2010 due to additional capital expenditures placed in service.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $4.9 million, or 31.3%, to $20.7 million for the three months ended September 30, 2010. The increase was primarily related to the amortization of $2.1 million associated with the intangible assets acquired in the Charming Shoppes acquisition in October 2009 and $2.7 million associated with the intangible assets acquired in the DMS acquisition in July 2010.

Interest expense. Total interest expense, net increased $45.5 million, or 118.1%, to $84.1 million for the three months ended September 30, 2010 from $38.6 million for the comparable period in 2009. The increase was due to the following:

•

Securitization funding costs. Securitization funding costs were $43.0 million for the three months ended September 30, 2010. In 2009, these costs were netted against securitization income and totaled $34.9 million. In 2010, with the consolidation of the WFN Trusts and the WFC Trust, amounts are now reflected as an expense. The increase in these costs from 2009 relates to increased borrowings due to the growth in the portfolio and the amortization of securitization fees.

•

Interest expense on certificates of deposit. Interest expense on certificates of deposit increased $0.7 million to $7.3 million for the three months ended September 30, 2010 from $6.6 million for the comparable period in 2009 due to an increase in the average balance offset by a decline in the interest rate.

•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $1.9 million, to $33.8 million for the three months ended September 30, 2010 from $31.9 million for the comparable period in 2009. The increase in interest expense is related to an increase in the amortization of the discount associated with our convertible senior notes.

Merger costs (reimbursements). In 2010, there were no merger costs or reimbursements. During the three months ended September 30, 2009, we incurred minimal legal costs associated with our proposed merger with an affiliate of The Blackstone Group. We do not expect any future costs associated with the proposed merger.

Taxes. Income tax expense increased $23.1 million to $32.8 million for the three months ended September 30, 2010 from $9.7 million for the comparable period in 2009. In 2009, we recognized an $11.7 million tax benefit related to previously established tax reserves to cover various uncertain tax positions, which were no longer necessary during the period ended September 30, 2009. The remaining increase was due in part to an increase in taxable income, offset by a decline in our effective tax rate to 38.2% as compared to 38.8%, exclusive of the tax benefit recognized.

Income (loss) from discontinued operations. In 2010, there were no gains or losses associated with discontinued operations. Income from discontinued operations, net of taxes, of $0.5 million in the three months ended September 30, 2009 related to the terminated operations of our credit program for web and catalog retailer VENUE.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $221.0 million, or 45.9%, to $702.4 million for the three months ended September 30, 2010 from $481.4 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Revenue increased $7.4 million, or 4.2%, to $184.4 million for the three months ended September 30, 2010 due to a favorable foreign currency exchange rate. In local currency (Canadian), revenue declined CAD $4.6 million, as increases in issuance revenue of CAD $3.5 million were offset by declines in redemption revenue of CAD $7.4 million. Although redemptions increased 8.6%, increasing redemption revenue by CAD $11.0 million in total, redemption revenue decreased as a result of a decline in the run-off of deferred revenue of CAD $18.4 million related to the conversion of a certain split-fee to non-split fee program.

•

Epsilon. Revenue increased $38.5 million, or 29.2%, to $170.5 million for the three months ended September 30, 2010. The database/digital businesses continued their trend of double-digit revenue growth increasing 23.3%. These businesses have benefited from the number of signings in 2009 which has continued into 2010. The remaining portion of Epsilon consists primarily of its data business, which includes the large catalog coalition database, Abacus. Abacus achieved solid revenue growth of 10.7% during the third quarter of 2010 continuing the positive trend from the first half of 2010. Additionally, the data business was enhanced by the DMS acquisition, as it added $12.6 million in revenue.

•

Private Label Services and Credit. Revenue increased $182.7 million, or 109.4%, to $349.6 million for the three months ended September 30, 2010. On a conformed presentation, adjusting 2009 revenue for securitization funding costs and credit losses, revenue increased $48.1 million, or 16.0% due to growth in our average receivable balances which increased 16.4%, and an increase in gross yield of approximately 200 basis points. This was offset in part by a reduction in transaction revenue, attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from our deferred programs.

•

Corporate/Other. Revenue decreased $5.2 million to $0.4 million for the three months ended September 30, 2010 resulting primarily from the third quarter 2009 sale of certain licenses in conjunction with an outsourcing agreement.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization. Adjusted EBITDA increased $78.7 million, or 56.2%, to $218.9 million for the three months ended September 30, 2010 from $140.2 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Adjusted EBITDA decreased $6.7 million, or 12.6%, to $46.5 million and adjusted EBITDA margin decreased to 25.2% for the three months ended September 30, 2010 compared to 30.0% in the same period in 2009. The decrease in 2010 was primarily due to the run-off of deferred revenue associated with the conversion of a split-fee sponsor to a non-split fee sponsor which was offset in part by increased margins on cost of AIR MILES reward miles redeemed.

•

Epsilon. Adjusted EBITDA increased $8.9 million, or 25.3%, to $44.1 million, but adjusted EBITDA margin decreased to 25.9% for the three months ended September 30, 2010 compared to 26.7% in the same period in 2009. This was driven by double digit revenue growth offset by increases in payroll costs to support this growth, as well as expenses assumed with the DMS acquisition.

•

Private Label Services and Credit. Adjusted EBITDA increased $76.0 million, or 112.1%, to $143.9 million for the three months ended September 30, 2010 while adjusted EBITDA margin increased to 41.2% for the three months ended September 30, 2010 compared to 40.6% in the same period in 2009. On a conformed presentation, adjusting 2009 for securitization funding costs, adjusted EBITDA increased $41.1 million, or 40.0%, and adjusted EBITDA margin increased to 41.2% from 34.1%. Adjusted EBITDA and adjusted EBITDA margin were positively impacted due to growth in our average receivable balances which increased 16.4% from 2009, improvement in our gross yield, and an improvement in credit losses as compared to the prior year.

•

Corporate/Other. Adjusted EBITDA increased $2.1 million to a loss of $14.0 million for the three months ended September 30, 2010, primarily related to a decline in payroll and benefits and a general reduction of overall expenses.

Results of Continuing Operations

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$575,612	$504,985	$70,627	14.0%
Epsilon	433,799	372,495	61,304	16.5
Private Label Services and Credit	1,032,106	512,960	519,146	101.2
Corporate/Other	1,510	27,981	(26,471)	(94.6)
Eliminations	(7,329)	—	(7,329)	NM *

Total	$2,035,698	$1,418,421	$617,277	43.5%

Adjusted EBITDA(1):
LoyaltyOne	$158,731	$146,419	$12,312	8.4%
Epsilon	102,654	87,717	14,937	17.0
Private Label Services and Credit	416,878	216,314	200,564	92.7
Corporate/Other	(44,171)	(36,002)	(8,169)	22.7
Eliminations	(5,010)	—	(5,010)	NM *

Total	$629,082	$414,448	$214,634	51.8%

Stock compensation expense:
LoyaltyOne	$7,042	$10,128	$(3,086)	(30.5)%
Epsilon	6,441	6,930	(489)	(7.1)
Private Label Services and Credit	5,318	6,394	(1,076)	(16.8)
Corporate/Other	15,195	19,813	(4,618)	(23.3)

Total	$33,996	$43,265	$(9,269)	(21.4)%

Depreciation and amortization:
LoyaltyOne	$18,111	$15,877	$2,234	14.1%
Epsilon	57,565	51,835	5,730	11.1
Private Label Services and Credit	25,913	17,740	8,173	46.1
Corporate/Other	4,910	6,096	(1,186)	(19.5)

Total	$106,499	$91,548	$14,951	16.3%

Operating income from continuing operations:
LoyaltyOne	$133,578	$120,414	$13,164	10.9%
Epsilon	38,648	28,952	9,696	33.5
Private Label Services and Credit	385,647	192,180	193,467	100.7
Corporate/Other	(64,276)	(65,801)	1,525	(2.3)
Eliminations	(5,010)	—	(5,010)	NM *

Total	$488,587	$275,745	$212,842	77.2%

Adjusted EBITDA margin(2):
LoyaltyOne	27.6%	29.0%	(1.4)%
Epsilon	23.7	23.5	0.2
Private Label Services and Credit	40.4	42.2	(1.8)

Total	30.9%	29.2%	1.7%

Segment operating data:
Private Label statements generated	106,627	94,086	12,541	13.3%
Credit sales	$6,119,733	$5,401,527	$718,206	13.3%
Average credit card receivables	$5,029,052	$4,197,426	$831,626	19.8%
AIR MILES reward miles issued	3,327,131	3,278,290	48,841	1.5%
AIR MILES reward miles redeemed	2,538,773	2,321,387	217,386	9.4%

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

Consolidated Operating Results:

Revenue. Total revenue increased $617.3 million, or 43.5%, to $2.04 billion for the nine months ended September 30, 2010 from $1.42 billion for the comparable period in 2009. The increase was due to the following:

•	Transaction. Revenue decreased $65.5 million, or 23.4%, to $214.1 million for the nine months ended September 30, 2010 due to the following factors:

•

elimination of servicing fees of $53.6 million from the credit card securitization trusts, as a result of the adoption of ASC 860 and ASC 810. In its capacity as a servicer, each of our respective banks earns a fee from the credit card securitization trusts, to service and administer its receivables, collect payments, and charge-off uncollectible receivables. Upon consolidation of the credit card securitization trusts, this fee was eliminated;

•

a decrease in merchant fees, which are transaction fees charged to the retailer, of $29.9 million attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from our deferred programs; and

•	a decline in transition services revenue of $19.1 million from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010.

These decreases were offset in part by increased AIR MILES reward miles issuance fees of $22.5 million due to a favorable foreign currency exchange rate and growth in our AIR MILES reward miles issued. Our issuance fees, which consist of marketing and administrative services provided to sponsors, are recognized pro rata over the estimated life of an AIR MILES reward mile. The average foreign currency exchange rate for the current year period increased to $0.96 as compared to $0.86 in the prior year period. Debt cancellation premiums received from our credit card holders increased $13.2 million due to higher volumes.

•

Redemption. Revenue increased $40.0 million, or 11.5%, to $386.8 million for the nine months ended September 30, 2010, which was impacted by a favorable foreign currency rate. Redemption revenue in local currency (Canadian dollars) decreased approximately CAD $4.0 million. Redemption revenue was negatively impacted by a decline in the run-off deferred revenue related to the conversion of a certain split-fee to non-split fee program of CAD $32.8 million. This decrease was offset by an increase in redemption revenue of CAD $28.8 million, consistent with the increase in AIR MILES reward miles redeemed of 9.4%.

•

Securitization income. Securitization income decreased $315.3 million. Upon adoption of ASC 860 and ASC 810 and the consolidation of the credit card securitization trusts, securitization income is no longer reflected. Amounts that were previously included in this financial statement line item are now reflected in finance charges, net in our unaudited condensed consolidated statements of income.

•

Finance charges, net. Revenue increased $908.0 million to $953.3 million for the nine months ended September 30, 2010. On a conformed presentation, adjusting 2009 securitization income for securitization funding costs and credit losses, revenue increased $192.2 million. The increase was a result of average receivable balances of 19.8%, credit sales growth of 13.3% and an increase in our gross yield from the prior year period.

•

Database marketing fees and direct marketing. Revenue increased $62.6 million, or 17.2%, to $427.2 million for the nine months ended September 30, 2010. The database/digital businesses continue to build from recent client signings and expansion of services to existing clients, increasing 16.0% for the nine months ended September 30, 2010. Our catalog business has shown positive trends for the current year as compared to the prior year with our large catalog coalition database, Abacus, achieving solid revenue growth of 12.6%. The data sector continued to show positive momentum. Additionally, the recent DMS acquisition added $12.6 million in revenue for the nine months ended September 30, 2010.

•

Other revenue. Revenue decreased $12.4 million, or 18.6%, to $54.2 million for the nine months ended September 30, 2010 due to (1) the inclusion in 2009 of revenue from the sale of our MasterCard Incorporated class B stock, (2) the elimination of investment revenue of $5.0 million from investments held by LoyaltyOne in the credit card securitization trusts due to their consolidation in 2010 upon adoption of ASC 860 and ASC 810, and (3) the inclusion in 2009 of revenue from the sale of certain licenses. These decreases were offset in part by additional consulting revenue at LoyaltyOne.

Cost of operations. Cost of operations increased $127.7 million, or 13.1%, to $1.10 billion for the nine months ended September 30, 2010. The increase was driven by the following:

•

higher payroll and benefit costs at Epsilon of $29.3 million and Private Label Services and Credit of $22.6 million, respectively, due to the DMS acquisition, the addition of a customer call center with the Charming Shoppes acquisition, and to support overall growth;

•	increased data processing costs at Epsilon of $7.5 million from new database builds coming online and the assumption of expenses related to the DMS acquisition;

•

increases in the cost of redemptions for the AIR MILES Reward Program of $43.6 million, driven by the increase in average foreign currency exchange rates and an increase in redemptions. The cost of redemptions for the AIR MILES Reward Program in local currency increased CAD $14.0 million, or 4.9%, due to an increase in miles redeemed; and

•

credit card related expenses such as marketing, stationary and supplies, credit bureau and postage rose $22.8 million in the current period as compared to the prior year period due to higher volumes and changes in cardholder terms.

General and administrative. General and administrative expenses decreased $13.7 million, or 17.8%, to $63.4 million for the nine months ended September 30, 2010. The decrease was driven by a decline in medical and benefit costs for the nine months ended September 30, 2010 as compared to the prior year comparable period, and costs associated with the sale of certain licenses incurred in the third quarter of 2009.

Provision for loan loss. Provision for loan loss was $275.0 million for the nine months ended September 30, 2010. In 2009, net losses were netted against securitization income. On a conformed presentation, provision for loan loss decreased $22.2 million, or 7.5%, as compared to the prior year comparable period provision for loan loss of $297.2 million. The decrease was a result of continued declines in the loss rate.

Depreciation and other amortization. Depreciation and other amortization increased $4.4 million, or 9.6%, to $50.1 million for the nine months ended September 30, 2010 due to additional capital expenditures including internally developed software projects placed in service during the second half of 2009 and the first nine months of 2010.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $10.6 million, or 23.1%, to $56.4 million for the nine months ended September 30, 2010. The increase was primarily related to the amortization of $6.4 million associated with the intangible assets acquired in the Charming Shoppes acquisition in October 2009 and $2.7 million associated with the intangible assets acquired in the DMS acquisition in July 2010.

Interest expense. Total interest expense, net increased $146.7 million, or 141.1%, to $250.7 million for the nine months ended September 30, 2010 from $104.0 million for the comparable period in 2009. The increase was due to the following:

•

Securitization funding costs. Securitization funding costs were $128.3 million for the nine months ended September 30, 2010. In 2009, these costs were netted against securitization income and totaled $103.3 million. In 2010, with the consolidation of the WFN Trusts and the WFC Trust, amounts are now reflected as an expense. The increase in these costs from 2009 relates to increased borrowings due to growth in the portfolio and the amortization of securitized fees.

•

Interest expense on certificates of deposit. Interest expense on certificates of deposit increased $3.7 million to $23.5 million for the nine months ended September 30, 2010 from $19.8 million for the comparable period in 2009 due to an increase in the average balance offset in part by a decline in interest rates.

•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $14.7 million, or 17.5%, to $98.9 million for the nine months ended September 30, 2010 from $84.2 million for the comparable period in 2009. The increase in interest expense resulted from an $11.7 million increase in the amortization of the discount associated with our convertible senior notes, an increase of $1.3 million for our credit facilities due to higher average balances and the amortization of debt issuance costs of $1.3 million.

Merger costs (reimbursements). In 2010, there were no merger costs or reimbursements. During the nine months ended September 30, 2009, we received a reimbursement of $0.5 million from costs associated with our proposed merger with an affiliate of The Blackstone Group. We do not anticipate any future costs associated with the proposed merger.

Taxes. Income tax expense increased $35.9 million to $90.9 million for the nine months ended September 30, 2010 from $55.0 million for the comparable period in 2009. In 2009, we recognized an $11.7 million tax benefit related to previously established tax reserves to cover various uncertain tax positions, which were no longer necessary during the period ended September 30, 2009. The remaining increase was due in part to an increase in taxable income, offset by a decline in our effective tax rate to 38.2% as compared to 38.8%, exclusive of the tax benefit recognized.

Income (Loss) from discontinued operations. In 2010, there were no gains or losses associated with discontinued operations. Loss from discontinued operations, net of taxes, of $13.7 million in the nine months ended September 30, 2009 related to the sale of the remaining portion of our utility services business, offset by income from the terminated operations of our credit program for web and catalog retailer VENUE.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $617.3 million, or 43.5%, to $2.04 billion for the nine months ended September 30, 2010 from $1.42 billion for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Revenue increased $70.6 million, or 14.0%, to $575.6 million for the nine months ended September 30, 2010 due to a favorable foreign currency exchange rate. The average foreign currency exchange rate for the current year period increased to $0.96 as compared to $0.86 in the prior period. In local currency (Canadian), revenue increased by CAD $2.5 million, as increases in issuance revenue of CAD $9.9 million driven by AIR MILES reward miles issuance growth of 1.5% were offset by declines in redemption revenue of CAD $4.0 million. Although redemptions increased 9.4%, increasing redemption revenue by CAD $28.8 million in total, redemption revenue declined as a result of a CAD $32.8 million decline in the run-off of deferred revenue related to the conversion of a certain split-fee to non-split fee program. Revenue was also negatively impacted by approximately CAD $3.0 million due to a decrease in investment revenue resulting from a decline in our rate of return and lower average balance of redemption settlement assets.

•

Epsilon. Revenue increased $61.3 million, or 16.5%, to $433.8 million for the nine months ended September 30, 2010. The database/digital businesses continued their trend of double-digit revenue growth increasing 16.0%. Momentum in this group continues to build as, increasingly, large multi-national companies are directing a portion of their marketing spend to Epsilon. These businesses have benefited from the number of client signings in 2009 which has continued into 2010. Our large catalog coalition database, Abacus, achieved solid revenue growth of 12.6% during the nine months ended September 30, 2010, continuing the positive trend from the first half of 2010. The data sector continues to show positive momentum, signifying the demand that marketers have for rich insight to drive targeted marketing initiatives. Additionally, the data business was enhanced by the DMS acquisition, as it added $12.6 million in revenue.

•

Private Label Services and Credit. Revenue increased $519.1 million, or 101.2%, to $1.03 billion for the nine months ended September 30, 2010. On a conformed presentation, adjusting 2009 revenue for securitization funding costs and credit losses, revenue increased $118.7 million, or 13.0%. The increase was a result of continued positive trends in average receivable growth of 19.8%, credit sales growth of 13.3%, and an increase in gross yield of approximately 150 basis points. The increase was offset in part by a reduction in transaction revenue, attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from our deferred programs.

•

Corporate/Other. Revenue decreased $26.5 million to $1.5 million for the nine months ended September 30, 2010 due primarily to a decline of $19.1 million in transition services revenue from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010, and the third quarter of 2009 sale of certain licenses in conjunction with an outsourcing agreement.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization. Adjusted EBITDA increased $214.6 million, or 51.8%, to $629.1 million for the nine months ended September 30, 2010 from $414.4 million for the comparable period in 2009. The increase was due to the following:

•

LoyaltyOne. Adjusted EBITDA increased $12.3 million, or 8.4%, to $158.7 million and adjusted EBITDA margin decreased to 27.6% for the nine months ended September 30, 2010 compared to 29.0% in the same period in 2009. Adjusted EBITDA was impacted by a favorable exchange rate as well as a decline in realized foreign currency exchange losses. In the second quarter of 2009, LoyaltyOne recognized an exchange loss of $15.9 million related to certain U.S investments held. Excluding the impact of these items, adjusted EBITDA decreased CAD $21.1 million. The decline in adjusted EBITDA margin is largely due to the run-off of deferred revenue associated with the conversion of a split-fee sponsor to a non-split fee sponsor, offset in part by increased margins on cost of AIR MILES reward miles redeemed.

•

Epsilon. Adjusted EBITDA increased $14.9 million, or 17.0%, to $102.7 million and adjusted EBITDA margin increased to 23.7% for the nine months ended September 30, 2010 compared to 23.5% in the same period in 2009. This was driven by double digit revenue growth offset by increases in payroll costs to support this growth, as well as expenses assumed with the DMS acquisition.

•

Private Label Services and Credit. Adjusted EBITDA increased $200.6 million, or 92.7%, to $416.9 million for the nine months ended September 30, 2010 while adjusted EBITDA margin decreased to 40.4% for the nine months ended September 30, 2010 compared to 42.2% in the same period in 2009. On a conformed presentation, adjusting 2009 for securitization funding costs, adjusted EBITDA increased $97.2 million, or 30.4%, and adjusted EBITDA margin increased to 40.4% from 35.0%. Adjusted EBITDA and adjusted EBITDA margin were positively impacted by the growth in our average receivable balances, which increased 19.8% from 2009, increases in our credit sales, which increased 13.3% from 2009, improvement in our gross yield and an improvement in credit losses as compared to the prior year.

•

Corporate/Other. Adjusted EBITDA decreased $8.2 million to a loss of $44.2 million for the nine months ended September 30, 2010 related to an increase in severance costs and an increase in incentive compensation as compared to the prior year period. Additionally, 2009 was impacted by a $2.6 million non-income based tax benefit which did not recur in 2010.

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

The following table presents the delinquency trends of our credit card portfolio:

	September 30, 2010	% of total	December 31, 2009	% of total
	(In thousands, except percentages)
Receivables outstanding—principal	$4,705,361	100%	$5,332,777	100%
Principal receivables balances contractually delinquent:
31 to 60 days	93,027	2.0	97,024	1.8
61 to 90 days	64,641	1.3	70,423	1.3
91 or more days	130,547	2.8	157,449	3.0

Total	$288,215	6.1%	$324,896	6.1%

Net Charge-Offs. Our net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less recoveries and exclude charged-off interest and fees and fraud losses. Charged-off interest and fees are recorded in finance charges, net while fraud losses are recorded as an expense. Credit card receivables are charged off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies. Customer bankruptcies are charged off at the end of the month, 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame.

The net charge-off rate is calculated by dividing net charge-offs for the period by the average credit card receivables for the period. Average credit card receivables represent the average balance of the cardholder receivables at the beginning of each month in the periods indicated. The following table presents our net charge-offs for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Average credit card receivables	$4,909,977	$4,217,159	$5,029,052	$4,197,426
Net charge-offs of principal receivables	102,108	99,614	336,797	297,161
Net charge-offs as a percentage of average credit card receivables (annualized)	8.3%	9.4%	8.9%	9.4%

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Private Label Services and Credit segment related to holiday retail sales.

We generated cash flow from operating activities of $693.5 million and $306.1 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in operating cash flows was due to increased profitability, including non-cash charges to income such as an increase of $275.0 million in the provision for loan loss as a result of the consolidation of the credit card securitization trusts. We also generated positive operating cash flow of $71.9 million from increases in working capital, including the timing of payments for other assets. Also impacting cash flow from operations was amounts due from the credit card securitization trusts. In 2009, the amounts due from the credit card securitization trusts were included in other assets and resulted in a use of cash as amounts increased during the period. In 2010, with the consolidation of the credit card securitization trusts upon the adoption of ASC 860 and ASC 810, amounts due from the credit card securitization trusts were eliminated. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash provided by investing activities was $164.2 million for the nine months ended September 30, 2010. Cash used by investing activities was $378.9 million for the nine months ended September 30, 2009. Significant components of investing activities are as follows:

•	Credit Card Receivables Funding. Cash increased $273.9 million due to a decline in receivables from the seasonal pay down of our credit card receivables.

•	Acquisition. Cash decreased $117.0 million as a result of the DMS acquisition completed on July 1, 2010.

•

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2010 were $48.3 million compared to $39.7 million for the comparable period in 2009. We anticipate capital expenditures to be approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $759.3 million for the nine months ended September 30, 2010 as compared to cash provided by financing activities of $354.8 million for the nine months ended September 30, 2009. Our financing activities during the nine months ended September 30, 2010 relate primarily to borrowings and repayments of debt, including certificates of deposit and asset-backed securities debt, and repurchases of common stock.

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

As of September 30, 2010, the WFN Trusts and the WFC Trust had approximately $4.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts.

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

At September 30, 2010, we had $3.4 billion of asset-backed securities debt – owed to securitization investors, of which $885.5 million is due within the next 12 months.

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

The following table shows the maturities of borrowing commitments as of September 30, 2010 for the WFN Trusts and the WFC Trust by year:

	2010	2011	2012	2013	2014 & Thereafter	Total
	(In millions)
Term notes	$—	$1,158.9	$805.2	$925.7	$450.0	$3,339.8
Conduit facilities(1)	—	2,447.8	—	—	—	2,447.8

Total(2)	$—	$3,606.7	$805.2	$925.7	$450.0	$5,787.6

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)

As of September 30, 2010, with the consolidation of the WFN Trusts and the WFC Trust, $531.7 million of debt issued by the trusts and retained by us has been eliminated in the unaudited condensed consolidated financial statements.

Debt

On June 18, 2010, we amended our $750.0 million unsecured revolving credit facility to clarify the application of ASC 860 and ASC 810 and the calculation of covenant compliance.

On June 18, 2010, we amended our 2009 Term Loan agreement to clarify the application of ASC 860 and ASC 810 and the calculation of covenant compliance. In addition, the amendment removed the prepayments that were required beginning June 30, 2010 and now provides that principal payments be paid at maturity, March 30, 2012.

On August 6, 2010, we, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement, or 2010 Term Loan, with the Bank of Montreal, as administrative agent, and various other agents and banks. The 2010 Term Loan is unsecured. Amounts borrowed under the 2010 Term Loan are scheduled to mature on March 30, 2012. As of September 30, 2010, total borrowings under the 2010 Term Loan were $236.0 million.

As of September 30, 2010, we were in compliance with our financial covenants. See Note 9, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information related to our debt.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that as of September 30, 2010 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In July 2010, we acquired DMS for $117.0 million. Because of the timing of the acquisition, it will be excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2010. In 2011, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include DMS.

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

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 or our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 or June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2010, our Board of Directors authorized a stock repurchase program, or Prior Repurchase Program, to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010. On September 13, 2010, our Board of Directors authorized a new stock repurchase program, replacing the Prior Repurchase Program, to acquire up to $400.0 million of our outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(In millions)
During 2010:
July 1-31	658,496	$56.53	652,000	$212.5
August 1-31	232,733	56.98	230,986	199.3
September 1-12	15,697	59.21	15,000	198.4
September 13-30	1,554	62.89	—	400.0

Total	908,480	$56.70	897,986	$400.0

(1)

During the period represented by the table, 10,494 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On January 27, 2010, our Board of Directors authorized the Prior Repurchase Program which allowed us to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010. On September 13, 2010, our Board of Directors authorized a new stock repurchase program, replacing the Prior Repurchase Program, to acquire up to $400.0 million of our outstanding common stock, from September 13, 2010 through December 31, 2011, subject to any restrictions under the terms of our credit agreements or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(a) None

(b) None

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.3	First Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.3 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

3.4	Second Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.4 to our Annual Report on Form 10-K, filed with the SEC on April 1, 2002, File No. 001-15749).

3.5	Third Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on February 18, 2009, File No. 001-15749).

3.6	Fourth Amendment to the Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on December 11, 2009, File No. 001-15749).

4	Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

10.1	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010, File Nos. 333-60418 and 333-113669).

10.2	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, among World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010, File Nos. 333-60418 and 333-113669).

10.3	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010, File Nos. 333-60418 and 333-113669).

Exhibit No.	Description
10.4	Term Loan Agreement, dated as of August 6, 2010, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Bank of Montreal, as Administrative Agent, Co-Lead Arranger and Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on August 9, 2010, File No. 001-15749).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

Date: November 9, 2010

By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: November 9, 2010