Form 10-K
period 2010-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2011-02-28
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500 Dallas Parkway, Suite 700 Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)
(214) 494-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

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

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $3.1 billion (based upon the closing price on the New York Stock Exchange on June 30, 2010 of $59.52 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

As of February 23, 2011, 51,130,335 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2011 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

ALLIANCE DATA SYSTEMS CORPORATION

Index

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

Index

PART I

Item 1.	Business.

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

Our client base of more than 900 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, AstraZeneca, Hilton, Bank of America, Victoria’s Secret, Canada Safeway, Shell Canada, Charming Shoppes, Pottery Barn, J. Crew and Ann Taylor. Our client base is diversified across a broad range of end-markets, including, among others, financial services, specialty retail, grocery and drugstore chains, petroleum retail, technology, hospitality and travel, media and pharmaceuticals. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

In the first quarter of 2010, we reorganized our segments with Private Label Services and Private Label Credit reflected as one segment. All prior year segment information has been restated to conform to the current presentation. In addition, we renamed our other two segments from Epsilon Marketing Services and Loyalty Services to “Epsilon®” and “LoyaltyOne®”, respectively.

We continue to execute our growth strategy by securing new clients and renewing and expanding relationships with existing clients. Key activities for 2010 included:

LoyaltyOne. In 2010, we completed significant renewals with several of our key sponsors in our AIR MILES® Reward Program, including Canada Safeway, Vision Electronics, the Liquor Control Board of Ontario, Pharmasave Atlantic, Whirlpool Canada LP, the Manitoba Liquor Control Commission and the Newfoundland and Labrador Liquor Corporation. In 2010, we also signed a new sponsor agreement with the Ontario Power Authority, representing an expansion of the AIR MILES  Reward Program in the energy sector.

We expanded our global reach by acquiring an approximate 31 percent interest in CBSM – Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz loyalty program. Founded in 2000, dotz is a Brazilian-based loyalty program with more than 400,000 active participants, 70 sponsors and a rewards catalog featuring more than 10,000 products and services. The program is in the process of securing long-term agreements with select major sponsors, while preparing for a national rollout in 2011.

Epsilon. In 2010, we signed a multi-year expansion agreement with New York & Company, a specialty retail apparel chain, to provide comprehensive database marketing solutions, and a multi-year expansion agreement with Dell Inc supporting its strategic email marketing program. In 2010, we also entered into a new multi-year agreement with Kraft Foods, Inc. to provide a comprehensive direct-to-consumer marketing solution. We signed new agreements with Dallas-based La Quinta to provide permission-based email marketing services. La Quinta also renewed its existing agreement for Epsilon’s continued support and management of their frequent guest program. Further, we are working with Barclaycard US to provide permission-based email marketing services. In addition, we signed a new multi-year agreement with AAA Northern California Nevada Utah to provide marketing services. In 2010, an expansion agreement was completed with leading specialty retailer Chico’s to provide data overlay services. Multi-year renewal agreements were signed with AARP, JPMorgan Chase and Unilever to provide database and marketing services.

In July 2010, we completed the acquisition of the Direct Marketing Services and Database Marketing divisions of Equifax, Inc., collectively referred to as DMS. DMS provides proprietary data-driven, integrated marketing solutions and has been integrated in our Epsilon segment.

Private Label Services and Credit. In 2010, we entered into a new agreement for private label credit card services with David’s Bridal, Inc. and American Laser Centers. We signed a multi-year agreement with MyPoints.com, an online loyalty marketing service, to provide co-brand credit card services. We also renewed our agreements with Restoration Hardware, Inc., Trek Bicycle Corporation and Arhaus Furniture, to continue to provide private label credit card solutions.

Corporate Headquarters. During 2010, our corporate headquarters relocated to 7500 Dallas Parkway, Suite 700, Plano, Texas 75024, where our telephone number is 214-494-3000.

Index

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

•
Sell More Fully Integrated End-to-End Marketing Solutions. In our Epsilon segment, we have assembled what we believe is the industry’s most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications. We offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of which do not currently purchase our full suite of services. In addition, we further intend to integrate our product and service offerings across our segments so that we can provide clients in a broad range of industries with a comprehensive portfolio of targeted marketing solutions, including both coalition and individual loyalty programs, private label retail credit card programs and other transaction-based marketing solutions. By selling integrated solutions within and across our segments and our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.

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

Index

Products and Services

Our products and services are reported under three segments—LoyaltyOne, Epsilon, Private Label Services and Credit. We have traditionally marketed and sold our products and services on a stand-alone basis but increasingly market and sell them on an integrated basis. Our products and services are listed below. Financial information about our segments and geographic areas appears in Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements.

Segment	Products and Services
LoyaltyOne	•	AIR MILES Reward Program
	•	Loyalty Services
—Loyalty consulting
—Customer analytics
—Creative services

Epsilon	•	Marketing Services
—Marketing database services
—Analytical services
—Strategic consulting and creative services
—Proprietary data services
—Digital communications

Private Label Services and Credit	•	Processing Services
—New account processing
—Bill processing
—Remittance processing
—Customer care

	•	Private Label Receivables Financing
—Underwriting and risk management
—Receivables funding

	•	Marketing Services

LoyaltyOne

Our LoyaltyOne clients are focused on targeting, acquiring and retaining loyal and profitable customers. We use the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our clients within this segment include, among others, financial services providers, supermarkets, petroleum retailers, specialty retailers and pharmaceutical companies.

Our AIR MILES Reward Program is the largest coalition loyalty program in Canada, with over 120 sponsors participating in the program. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop within a range of retailers and other sponsors participating in the AIR MILES Reward Program. These AIR MILES reward miles can be redeemed by our collectors for travel or other rewards. We believe that one of the reasons our AIR MILES Reward Program is so popular, as evidenced by the approximately two-thirds participation rate of Canadian households, is that it allows consumers to rapidly accumulate AIR MILES reward miles across a significant portion of their day-to-day spending. The three primary parties involved in our AIR MILES Reward Program are: sponsors, collectors and suppliers, each of which is described below.

Sponsors. More than 120 brand name sponsors participate in our AIR MILES Reward Program, including Canada Safeway, Shell Canada, Jean Coutu, RONA, Amex Bank of Canada and Bank of Montreal. The AIR MILES Reward Program is a full service outsourced loyalty program for our sponsors, who pay us a fee per AIR MILES reward mile issued, in return for which we provide all marketing, customer service and rewards and redemption management. We typically grant participating sponsors exclusivity in their market category, enabling them to realize incremental sales and increase market share as a result of their participation in the AIR MILES Reward Program coalition.

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

Index

Epsilon

Epsilon is a leader in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services. We offer customer management and loyalty solutions by using data, database technologies, analytics and delivery platforms to maximize the value and loyalty of our clients’ customers and assist our clients in acquiring new customers. Our marketing programs target and reach individual consumers and provide a measurable return on our clients’ marketing investments. We are also an industry leader in providing customer acquisition and retention solutions by using cooperative databases containing consumer transactional data from more than 1,500 multi-channel marketers. We also operate what we believe to be the world’s largest permission-based email marketing platform. We offer our clients a full end-to-end solution, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications, which we believe provides us with a competitive advantage over other marketing services providers with more limited service offerings. Epsilon has over 600 clients, operating primarily in the financial services, specialty retail, hospitality and pharmaceutical end-markets.

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

Strategic Consulting and Creative Services. We provide consulting services that analyze our clients’ business, brand and/or product strategy to create customer campaigns and sales channel strategies and tactics designed to further optimize our clients’ customer relationships and marketing return on investment. We also provide direct marketing program design, development and management, campaign design and execution, value proposition and business case development, concept development and creative media consulting, print, imaging and personalization services, data processing services, fulfillment services and mailing services.

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

Private Label Services and Credit

Our Private Label Services and Credit segment assists some of the best known retailers in extending their brand with a private label and/or co-brand credit card account that can be used by customers at the clients’ store locations, or through on-line or catalog purchases. Our co-brand credit card accounts can also be used by customers outside of our clients’ store locations.

Risk Management Solutions, Account Origination and Funding. Our Private Label Services and Credit segment provides risk management solutions, account origination and funding services for our more than 100 private label and co-brand credit card programs. Through these programs, at December 31, 2010, we managed approximately $5.1 billion in principal receivables, from over 23 million active accounts for the year ended December 31, 2010, with an average balance during that period of approximately $389 for accounts with outstanding balances. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit card limits. These procedures help us segment prospects into narrower ranges within each risk score provided by credit bureaus, allowing us to better evaluate individual credit risk and tailor our risk-based pricing accordingly.

We use our Quick Credit and On-Line Prescreen products to originate new private label and co-brand credit card accounts. We believe that these products provide an effective marketing advantage over competing services. Our accountholder base consists primarily of middle- to upper-income individuals, in particular women who use our accounts primarily as brand affinity tools as well as pure financing instruments. These accounts generally have lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

Historically, we have used a securitization program as our primary funding vehicle for our retail credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a variable interest entity that then sells them to a master trust. As of December 31, 2010, Limited Brands and Charming Shoppes accounted for approximately 16.9% and 10.4%, respectively, of the receivables in our combined trust portfolios.

Transaction Processing, Customer Care and Collection Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs and assist our clients in acquiring, retaining and managing valuable repeat customers. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills on-line. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. Our customer care operations are influenced by our retail heritage. We focus our training programs in all areas to achieve the highest possible standards and monitor our performance by conducting surveys with our clients and their customers. Our call centers are equipped to handle phone, mail, fax and on-line inquiries. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs.

Index

Marketing Services. We have developed a proprietary credit card system designed specifically for retailers that has the flexibility to be customized to accommodate our clients’ specific needs. We have also built into the system marketing tools to assist our clients in increasing sales. Through our integrated marketing services, we design and implement strategies that increase the loyalty and purchasing behavior of cardholders. Our credit card programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our clients’ marketing activities. We use multi-channel marketing communication tools, including permission-based email, mobile messaging and direct mail to reach our clients’ customers.

Safeguards to Our Business: Disaster and Contingency Planning

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

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently have three patent applications pending with the U.S. Patent and Trademark Office and one international application. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in Argentina, New Zealand, the European Community, Peru, Mexico, Venezuela, Brazil, United Kingdom, Australia, China, Hong Kong, Japan, South Korea, Switzerland, Norway, Turkey, Vietnam and Singapore and internationally under the Madrid Protocol in several countries, including several of the aforementioned countries. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.

LoyaltyOne. As a provider of marketing services, our LoyaltyOne segment generally competes with advertising and other promotional and loyalty programs, both traditional and on-line, for a portion of a client’s total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. We expect competition to intensify as more competitors enter our market. Competitors with our AIR MILES Reward Program may target our sponsors and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will also depend on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers.

Epsilon. Our Epsilon segment generally competes with a variety of niche providers. These competitors’ focus has primarily been on one or two services within the marketing value chain, rather than the full spectrum of data-driven marketing services used for both traditional and on-line advertising and promotional programs. In addition, Epsilon competes against internally developed products and services created by our existing clients and others. We expect competition to intensify as more competitors enter our market. For our targeted direct marketing services offerings, our ability to continue to capture detailed customer transaction data is critical in providing effective customer relationship management strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients’ objective to continually improve their return on marketing investment.

Private Label Services and Credit. Our Private Label Services and Credit segment competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically, these retailers seek customers that make more frequent but smaller transactions at their retail locations. As a result, we are able to analyze card-based transaction data we obtain through managing our credit card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement targeted marketing strategies and to develop successful customer relationship management strategies for our clients. As an issuer of private label retail credit cards, we also compete with other payment methods, primarily general purpose credit cards like Visa, MasterCard, American Express and Discover Card, as well as cash, checks and debit cards. We also issue co-branded private label retail Visa and MasterCard credit cards.

Index

Regulation

Federal and state laws and regulations extensively regulate the operations of our credit card bank subsidiary, World Financial Network National Bank, or WFNNB, and our industrial bank subsidiary, World Financial Capital Bank, or WFCB. Many of these laws and regulations are intended to maintain the safety and soundness of WFNNB and WFCB, and they impose significant restraints on those companies to which other non-regulated companies are not subject. Because WFNNB is deemed a credit card bank and WFCB is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a national bank, WFNNB is still subject to overlapping supervision by the Office of the Comptroller of the Currency, or OCC, and the Federal Deposit Insurance Corporation, or FDIC; and, as an industrial bank, WFCB is still subject to overlapping supervision by the FDIC and the State of Utah.

WFNNB and WFCB must maintain minimum amounts of regulatory capital, including maintenance of certain capital ratios, paid-in capital minimums, and an adequate allowance for loan loss, as well as meeting specific guidelines that involve measures and ratios of their assets, liabilities, regulatory capital and interest rate, among other factors. If WFNNB or WFCB does not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. Under the National Bank Act, if the capital stock of WFNNB is impaired by losses or otherwise, we, as the sole shareholder, may be assessed the deficiency. To the extent necessary, if a deficiency in capital still exists, the FDIC may be appointed as a receiver to wind up WFNNB’s affairs.

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

Since 2003, the OCC has required WFNNB to have an operating agreement with the OCC and a capital adequacy and liquidity maintenance agreement, or the 2003 CALMA, with us. That operating agreement required WFNNB to continue to operate in a manner consistent with its then current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. In August 2009, we entered into a revised operating agreement, or the 2009 Operating Agreement, with WFNNB and the OCC which required us to enter into both a new capital adequacy and liquidity maintenance agreement, or the 2009 CALMA, and a capital and liquidity support agreement, or the 2009 CALSA, with WFNNB. The 2009 Operating Agreement has not required any changes in WFNNB’s operations. The 2009 CALMA and 2009 CALSA memorialize our current obligations to ensure that WFNNB remains in compliance with its minimum capital requirements.

We are limited under Sections 23A and 23B of the Federal Reserve Act and the implementing Federal Reserve Board Regulation W in the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with WFNNB or WFCB, which may have the effect of limiting the extent to which WFNNB or WFCB can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do require that we engage in “covered transactions” with WFNNB or WFCB only on terms and under circumstances that are substantially the same, or at least as favorable to WFNNB or WFCB, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WFNNB or WFCB to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, Internal Revenue Service, or IRS, rules, and other regulations. Congress, the IRS and the bank regulators have focused their attention on banks’ monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks. We are also subject to numerous laws and regulations that are intended to protect consumers, including state laws, the Truth in Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act, as amended by the Credit Card Accountability, Responsibility and Disclosure Act of 2009. These laws and regulations mandate various disclosure requirements and regulate the manner in which we may interact with consumers. These and other laws also limit finance charges or other fees or charges earned in our activities. We conduct our operations in a manner that we believe excludes us from regulation as a consumer reporting agency under the Fair Credit Reporting Act. If we were deemed a consumer reporting agency, however, we would be subject to a number of additional complex regulatory requirements and restrictions.

Index

A number of privacy laws and regulations have been enacted in the United States, Canada, the European Union, China and other international markets in which we operate. These laws and regulations place many new restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation around the world could place additional restrictions on our ability to utilize customer information. For example, Canada has likewise enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. Among its principles, this act requires organizations to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. Some provinces have enacted substantially similar privacy legislation. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with these laws.

In the United States and under the Gramm-Leach-Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. It also requires us to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In Canada, the Fighting Internet and Wireless Spam Act restricts our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, instant messaging, telephone or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The act requires that a sender has obtained consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender.

In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations or other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, we monitor and seek to comply with individual state privacy laws in the conduct of our business.

We also have systems and processes to comply with the USA PATRIOT ACT of 2001, which is designed to deter and punish terrorist acts in the United States and around the world, to enhance law enforcement investigatory tools, and for other purposes.

Employees

As of December 31, 2010, we had approximately 7,600 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy, for a fee, any document we file or furnish at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our web site, www.AllianceData.com. No information from this web site is incorporated by reference herein. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Executives and Chief Executive Officer, and code of ethics for Board Members on our web site. These documents are available free of charge to any stockholder upon request.

Index

Item 1A.	Risk Factors.

RISK FACTORS

Risk Factors Related to Our Business

Our 10 largest clients represented 49.5% of our consolidated revenue in 2010 and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 49.5% of our consolidated revenue during the year ended December 31, 2010, with Bank of Montreal representing approximately 12.4% of our 2010 consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

LoyaltyOne. LoyaltyOne represents 28.6% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 81.7% of our LoyaltyOne revenue in 2010. Bank of Montreal and Canada Safeway represented approximately 43.1% and 11.7%, respectively, of this segment’s revenue for 2010. Our contract with Bank of Montreal expires in 2013 and our contract with Canada Safeway expires in 2015, each subject to automatic renewals at five-year intervals.

Epsilon. Epsilon represents 22.0% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 25.3% of our Epsilon revenue in 2010.

Private Label Services and Credit. Private Label Services and Credit represents 49.7% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 74.3% of our Private Label Services and Credit revenue in 2010. Limited Brands and its retail affiliates, Charming Shoppes and its retail affiliates and Redcats and its retail affiliates represented approximately 18.2%, 12.3% and 10.1%, respectively, of our revenue for this segment in 2010. Our contracts with Limited Brands and its retail affiliates expire in 2012, our contracts with Charming Shoppes and its retail affiliates expire in 2019 and our contracts with Redcats and its retail affiliates expire in 2018.

The markets for the services that we offer may contract or fail to expand which could negatively impact our growth and profitability.

Our growth and continued profitability depend on acceptance of the services that we offer. Our clients may not continue to use the loyalty and targeted marketing strategies and programs that we offer. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if customers make fewer purchases of our Private Label customers’ products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

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

Index

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

Interest rate risk affects us directly in our lending and borrowing activities. Our borrowing costs were approximately $318.3 million for 2010. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

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

As of February 23, 2011, we had an aggregate of 99,994,770 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 24,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 2,117,900 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 23, 2011, including options to purchase approximately 1,300,664 shares exercisable as of February 23, 2011 or that will become exercisable within 60 days after February 23, 2011. We have reserved for issuance 1,500,000 shares of our common stock, 881,243 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2010. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

A limited number of stockholders report ownership of a significant amount of our common stock. These stockholders may have interests that conflict with ours and, if they were to act together, may be able to control the election of directors and the approval of significant corporate transactions, including a change in control.

Pursuant to the information provided in various filings with the SEC on Schedules 13D or 13G and amendments thereto, there are eleven separate groups of affiliated entities that beneficially own, in the aggregate, approximately 70% of our outstanding common stock. These stockholders, if acting together, may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate actions, including a change in control. These stockholders may have interests that conflict with our interests or those of other stockholders. This concentration of ownership may prevent any other holder or group of holders of our common stock from being able to affect the way we are managed or the direction of our business. Accordingly, this concentration of ownership could adversely affect the prevailing market price of our common stock. For corporate tax purposes, a corporation is considered to undergo “an ownership change” if, as a result of changes in the stock ownership by “5-percent shareholders” or as a result of certain reorganizations, the percentage of the corporation’s stock owned by those 5-percent shareholders increases by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during the prior three-year testing period. If a corporation undergoes an “ownership change,” Internal Revenue Code Section 382 limits the corporation’s right to use its net operating losses, or NOLs, each year thereafter to an annual percentage of the fair market value of the corporation at the time of the ownership change.

Index

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

We expect growth in our Private Label Services and Credit segment to result from new and acquired credit card programs whose credit card receivable performance could result in increased portfolio losses and negatively impact our earnings.

We expect an important source of growth in our credit card operations to come from the acquisition of existing credit card programs and initiating credit card programs with retailers who do not currently offer a private label or co-branded retail credit card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot assure you that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these credit card programs may result in defaults greater than our expectations and could have a materially adverse impact on us and our earnings.

If we are unable to securitize our credit card receivables due to changes in the market, we would not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

A number of factors affect our ability to fund our receivables in the securitization market, some of which are beyond our control, including:

•	conditions in the securities markets in general and the asset-backed securitization market in particular;

•	conformity in the quality of private label credit card receivables to rating agency requirements and changes in that quality or those requirements; and

•	ability to fund required overcollateralizations or credit enhancements, which are routinely utilized in order to achieve better credit ratings to lower borrowing cost.

On April 7, 2010, the SEC proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our credit card securitization program. The proposed rules, if adopted in their current form, would, among other things, impose as a condition for the shelf registration of asset-backed securities a requirement that the sponsor of the asset-backed securities offering hold a minimum of 5% of the nominal amount of each of the tranches sold or transferred to investors (or, in the case of revolving master trusts, an originator’s interest of a minimum of 5% of the nominal amount of the securitization exposures) and not hedge those holdings. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets and to file a computer program that demonstrates the effect of the transaction’s waterfall of distributions. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities.

Index

On September 27, 2010, the Board of the FDIC adopted new safe harbors relating to the treatment of securitizations in receivership or conservatorship. The new safe harbor rules include a grandfathering provision that we believe will allow the credit card trusts used in our credit card securitization program to continue to benefit from the protections under the safe harbor to the same extent as prior securitizations issued by those trusts, and therefore we do not expect the adoption of the new rule to adversely affect our ability to securitize our receivables. However, because the new safe harbors were recently adopted, participants in the securitization market, including investors in asset-backed securities and the rating agencies that rate our asset-backed securities, are continuing to evaluate the effect of the new safe harbors.

The inability to securitize card receivables due to changes in the market, regulatory proposals, the unavailability of credit enhancements, or any other circumstance or event would have a material adverse effect on our operations and earnings.

Recent legislative and regulatory reforms may have a significant impact on our business, results of operation and financial condition.

On July 21, 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act, among other things, includes a sweeping reform of the regulation and supervision of financial institutions, as well as of the regulation of derivatives and capital market activities.

The full impact of the Dodd-Frank Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in future legislative or regulatory action. In particular, the Dodd-Frank Act requires the Government Accountability Office to have the Comptroller General of the United States carry out a study to determine whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exceptions to the definition of “bank” under the Bank Holding Company Act for certain institutions including limited purpose credit card banks and industrial loan companies. If the study were to recommend the elimination of these exceptions and legislation was enacted to implement this change without any grandfathering or accommodations for existing institutions, we could be required to become a bank holding company and cease certain of our activities that are not permissible for bank holding companies or divest WFNNB or WFCB.

The Dodd-Frank Act also creates a Bureau of Consumer Financial Protection, or BCFP, a new federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations. It is unclear what changes will be promulgated by the BCFP and what effect, if any, such changes would have on our business and operations. The BCFP will assume rulemaking authority under the existing federal consumer financial protection laws, and enforce those laws against and examine certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates.

While the BCFP will not examine WFNNB and WFCB, it will receive information from their primary federal regulators. In addition, the BCFP’s broad rulemaking authority is expected to impact their operations. For example, the BCFP’s rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, by the Board of Governors of the Federal Reserve System. The ability to rescind or ignore past regulatory guidance could increase our compliance costs and litigation exposure. Furthermore, the BCFP has broad authority to prevent “unfair, deceptive or abusive” practices. If the BCFP were to exercise this authority, it could result in requirements to alter our products that would make our products less attractive to consumers and impair our ability to offer them profitably.

The Dodd-Frank Act authorizes certain state officials to enforce regulations issued by the BCFP and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive or abusive practices, and may make it more difficult than in the past for the OCC to declare state laws that differ from federal standards to be preempted. To the extent that states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the federal banking agencies, we may be required to alter products or services offered in some jurisdictions or cease offering products, which will increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide.

The effect of the Dodd-Frank Act on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors and the behavior of other marketplace participants. In addition, we may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it. The Dodd-Frank Act and any related legislation or regulations may have a material impact on our business, results of operations and financial condition.

Increases in net charge-offs beyond our current estimates could have a negative impact on our operating income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in operating income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our credit card receivables and the average age of our various credit card account portfolios. The average age of our credit card receivables affects the stability of delinquency and loss rates of the portfolio. An older credit card portfolio generally drives a more stable performance in the portfolio. For 2010, our average credit card receivables net charge-off rate was 8.9% compared to 9.3% and 7.3% for 2009 and 2008, respectively. Our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us.

Index

The hedging activity related to the activities of the WFN Trusts and the WFC Trust and our floating rate indebtedness subjects us to counterparty risks relating to the creditworthiness of the commercial banks with whom we enter into hedging transactions.

In order to execute hedging strategies related to the WFN Trusts or the WFC Trust and our floating rate indebtedness, we have entered into interest rate derivative contracts with commercial banks. These banks are otherwise known as counterparties. It is our policy to enter into such contracts with counterparties that are deemed to be creditworthy. However, if macro- or micro-economic events were to negatively impact these banks, the banks might not be able to honor their obligations either to us or to the WFN Trusts or the WFC Trust and we might suffer a direct loss.

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

If actual redemptions are greater than our estimates, our profitability could be adversely affected due to the cost of the excess redemptions. In addition, since we recognize revenue over the estimated life of an AIR MILES reward mile, for those AIR MILES reward miles subject to breakage, any significant change in, or failure by management to reasonably estimate, breakage could adversely affect our profitability.

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $40.9 million for the year ended December 31, 2010.

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

We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollars through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $16.5 million for the year ended December 31, 2010. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

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

Index

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

In Canada, the Fighting Internet and Wireless Spam Act restricts our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, instant messaging, telephone or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The act requires that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. Failure to comply with the terms of this act could have a negative impact on our reputation and subject us to significant penalties.

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

Index

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

Current and proposed regulation and legislation relating to our retail credit card services could limit our business activities, product offerings and fees charged.

Various federal and state laws and regulations significantly limit the retail credit card services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a materially adverse effect on our profitability or further restrict the manner in which we conduct our activities. The CARD Act was enacted in May 2009. The CARD Act, together with its implementing rules, which become effective in 2010, act to limit or modify certain credit card practices and require increased disclosures to consumers. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing, imposition of late fees and two-cycle billing. The Federal Reserve Board has proposed additional clarifications regarding certain provisions of the CARD Act and additional rules are expected to be issued by the Federal Reserve Board in 2011. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a materially adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

Our bank subsidiaries are subject to extensive federal regulation that may require us to make capital contributions to them, and that may restrict the ability of these subsidiaries to make cash available to us.

Federal and state laws and regulations extensively regulate the operations of WFNNB, as well as WFCB. Many of these laws and regulations are intended to maintain the safety and soundness of WFNNB and WFCB, and they impose significant restraints on them to which other non-regulated entities are not subject. As a national bank, WFNNB is subject to overlapping supervision by the Board of Governors of the Federal Reserve System, the OCC and the FDIC. As an industrial bank, WFCB is subject to overlapping supervision by the FDIC and the State of Utah. WFNNB and WFCB must maintain minimum amounts of regulatory capital. If WFNNB and WFCB do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. WFCB, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan loss. WFNNB must meet specific guidelines that involve measures and ratios of its assets, liabilities, regulatory capital, interest rate exposure and certain off-balance sheet items under regulatory accounting standards, among other factors. Since 2003, the OCC has required WFNNB to have an operating agreement with the OCC and the 2003 CALMA with us. That operating agreement required WFNNB to continue to operate in a manner consistent with its then current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. On August 14, 2009, we entered into the 2009 Operating Agreement with WFNNB and the OCC, which required us to enter into both the 2009 CALMA and the 2009 CALSA with WFNNB. The 2009 Operating Agreement has not required any changes in WFNNB’s operations. The 2009 CALMA and 2009 CALSA memorialize our current obligations to ensure that WFNNB remains in compliance with its minimum capital requirements. If either WFNNB or WFCB were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could impair our ability to service our indebtedness.

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

Index

If our bank subsidiaries fail to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to cease all of our non-banking activities and thus cause a drastic reduction in our profits and revenue.

If either of our depository institution subsidiaries failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates (which exemptions are described below), and if we did not divest such depository institution upon such an occurrence, we would become subject to regulation under the Bank Holding Company Act. This would require us to cease certain of our activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act. One of our depository institution subsidiaries, WFNNB, is a limited-purpose national credit card bank located in Delaware. WFNNB will not be a “bank” as defined under the Bank Holding Company Act so long as it remains in compliance with the following requirements:

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

Our industrial bank, WFCB, is authorized to do business by the State of Utah and the FDIC. WFCB is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan loss. If WFCB fails to meet the requirements of the FDIC or the State of Utah, it may be subject to termination as an industrial bank.

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

•
fundamental change purchase rights of our convertible senior notes, which allow such note holders to require us to purchase all or a portion of their convertible senior notes upon the occurrence of a fundamental change, as well as provisions requiring an increase to the conversion rate for conversions in connection with make-whole fundamental changes.

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

Index

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2010, we leased approximately 50 general office properties worldwide, comprised of approximately 2.0 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Plano, Texas	Corporate	84,262	June 29, 2021
Columbus, Ohio	Corporate, Private Label Services and Credit	199,112	November 30, 2017
Toronto, Ontario, Canada	LoyaltyOne	183,014	September 30, 2017
Toronto, Ontario, Canada	LoyaltyOne	16,124	October 31, 2014
New York, New York	Epsilon	50,648	January 31, 2018
Wakefield, Massachusetts	Epsilon	146,330	December 31, 2020
Irving, Texas	Epsilon	150,232	June 30, 2018
Thornton, Colorado	Epsilon	7,148	January 31, 2012
Lafayette, Colorado	Epsilon	80,132	April 30, 2016
Earth City, Missouri	Epsilon	116,783	September 30, 2012
Columbus, Ohio	Private Label Services and Credit	103,161	January 31, 2014
Westerville, Ohio	Private Label Services and Credit	100,800	July 31, 2014
Wilmington, Delaware	Private Label Services and Credit	5,198	November 30, 2020

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

Item 4.	(Removed and Reserved).

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “ADS.” The following table sets forth for the periods indicated the high and low composite per share prices as reported by the NYSE.

	High	Low
Year Ended December 31, 2010
First quarter	$68.47	$52.70
Second quarter	78.18	59.12
Third quarter	67.79	53.15
Fourth quarter	71.76	58.58

Year Ended December 31, 2009
First quarter	$48.71	$22.76
Second quarter	49.69	34.72
Third quarter	65.95	36.30
Fourth quarter	69.09	54.66

Holders

As of February 23, 2011, the closing price of our common stock was $76.49 per share, there were 51,130,335 shares of our common stock outstanding, and there were approximately 33 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and future earnings, if any, for use in the operation and the expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant. In addition, under the terms of our credit facility, we are restricted in the amount of any cash dividends or return of capital, other distribution, payment or delivery of property or cash to our common stockholders.

Issuer Purchases of Equity Securities

On January 27, 2010, our Board of Directors authorized a stock repurchase program to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010. On September 13, 2010, our Board of Directors authorized a new stock repurchase program, replacing the repurchase program authorized in January 2010, to acquire up to $400.0 million of our outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Index

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2010:
October 1-31	379,264	$59.98	378,148	$377.3
November 1-30	490,450	61.60	488,758	347.2
December 1-31	283,833	68.04	282,084	328.0
Total	1,153,547	$62.65	1,148,990	$328.0
________________

(1)
During the period represented by the table, 4,557 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)
On January 27, 2010, our Board of Directors authorized a stock repurchase program to acquire up to $275.1 million of our outstanding common stock, from February 5, 2010 through December 31, 2010. On September 13, 2010, our Board of Directors authorized a new stock repurchase program, replacing the repurchase program authorized in January 2010, to acquire up to $400.0 million of our outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Equity Compensation Plan Information

On March 31, 2005, our Board of Directors adopted the 2005 long-term incentive plan, which was subsequently approved by our stockholders on June 7, 2005 and became effective July 1, 2005. This plan reserved 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other performance-based awards to selected officers, employees, non-employee directors and consultants performing services for us or our affiliates. On September 24, 2009, our Board of Directors amended the 2005 long term incentive plan to provide that, in addition to settlement in shares of our common stock or other securities, equity awards may be settled in cash. No more grants may be made from the 2005 long-term incentive plan, which expired on June 30, 2010.

On March 25, 2010, our Board of Directors adopted the 2010 Omnibus Incentive Plan, which was subsequently approved by our stockholders on June 8, 2010, became effective July 1, 2010 and expires on June 30, 2015. This plan reserves 3,000,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for us or our affiliates, with only employees being eligible to receive incentive stock options.

The following table provides information as of December 31, 2010 with respect to shares of our common stock that were issued under prior plans that have since expired and are still outstanding and shares of our common stock that may be issued under the 2010 Omnibus Incentive Plan or the Amended and Restated Employee Stock Purchase Plan:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	1,422,264	$40.12	3,624,650	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	1,422,264	$40.12	3,624,650
________________

(1)	Includes 647,129 shares available for future issuance under the Amended and Restated Employee Stock Purchase Plan.

Index

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2005, with the cumulative total return over the same period of (1) the S&P 500 Index, (2) a peer group of twelve companies selected by us utilized in our prior Annual Report on Form 10-K, which we will refer to as the Old Peer Group Index, and (3) a new peer group of fourteen companies selected by us, which we will refer to as the New Peer Group Index.

The twelve companies in the Old Peer Group Index are Acxiom Corporation, American Express Company, Capital One Financial Corporation, Convergys Corporation, DST Systems, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Harte-Hanks, Inc., MasterCard, Incorporated, Total Systems Services, Inc. and The Western Union Company. Affiliated Computer Services, Inc. is no longer included in the Old Peer Group Index following their acquisition by Xerox Corporation on February 5, 2010.

The New Peer Group Index includes all of the companies in the Old Peer Group Index as well as Discover Financial Services and Limited Brands, Inc.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2005 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in each of the peer groups are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

	Alliance Data Systems Corporation	S&P 500	Old Peer Group Index	New Peer Group Index
December 31, 2005	$100.00	$100.00	$100.00	$100.00
December 31, 2006	175.48	115.80	112.31	113.74
December 31, 2007	210.65	122.16	106.91	106.12
December 31, 2008	130.70	76.96	56.06	56.29
December 31, 2009	181.43	97.33	94.08	94.80
December 31, 2010	199.52	111.99	97.71	102.83

Our future filings with the SEC may “incorporate information by reference”, including this Form 10-K. Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Index

Item 6.	Selected Financial Data.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below is derived from audited financial statements. Our financial statements have been presented with our merchant and utility services businesses, and terminated operations of a private label program as discontinued operations. All historical statements have been restated to conform to this presentation.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Income statement data
Total revenue	$2,791,421	$1,964,341	$2,025,254	$1,962,159	$1,650,549
Cost of operations (exclusive of amortization and depreciation disclosed separately below) (1)	1,545,380	1,354,138	1,341,958	1,304,631	1,095,929
General and administrative (1)	85,773	99,823	82,804	80,898	91,815
Provision for loan loss	387,822	—	—	—	—
Depreciation and other amortization	67,806	62,196	68,505	59,688	48,499
Amortization of purchased intangibles	75,420	63,090	67,291	67,323	40,926
Gain on acquisition of a business	—	(21,227)	—	—	—
Loss on the sale of assets	—	—	1,052	16,045	—
Merger (reimbursements) costs	—	(1,436)	3,053	12,349	—
Total operating expenses	2,162,201	1,556,584	1,564,663	1,540,934	1,277,169
Operating income	629,220	407,757	460,591	421,225	373,380
Interest expense, net	318,330	144,811	80,440	69,381	40,722
Income from continuing operations before income taxes	310,890	262,946	380,151	351,844	332,658
Provision for income taxes	115,252	86,227	147,599	137,403	126,261
Income from continuing operations	195,638	176,719	232,552	214,441	206,397
Loss from discontinued operations, net of taxes	(1,901)	(32,985)	(26,150)	(50,380)	(16,792)
Net income	$193,737	$143,734	$206,402	$164,061	$189,605
Income from continuing operations per share—basic	$3.72	$3.17	$3.25	$2.74	$2.59
Income from continuing operations per share—diluted	$3.51	$3.06	$3.16	$2.65	$2.53
Net income per share—basic	$3.69	$2.58	$2.88	$2.09	$2.38
Net income per share—diluted	$3.48	$2.49	$2.80	$2.03	$2.32
Weighted average shares used in computing per share amounts—basic	52,534	55,765	71,502	78,403	79,735
Weighted average shares used in computing per share amounts—diluted	55,710	57,706	73,640	80,811	81,686
________________

(1)
Included in general and administrative is stock compensation expense of $22.5 million, $24.3 million, $18.9 million, $20.7 million, and $15.5 million for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively. Included in cost of operations is stock compensation expense of $27.6 million, $29.3 million, $29.8 million, $27.6 million, and $20.3 million, for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

Index

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Adjusted EBITDA (2)
Adjusted EBITDA	$822,540	$590,077	$655,229	$632,185	$498,596
Other financial data
Cash flows from operating activities	$902,709	$358,414	$451,019	$571,521	$397,910
Cash flows from investing activities	$(340,784)	$(888,022)	$(512,518)	$(694,808)	$(472,102)
Cash flows from financing activities	$(715,675)	$570,189	$(20,306)	$197,075	$112,270

Segment Operating data
Private label statements generated	142,379	130,176	125,197	135,261	135,764
Credit sales	$8,773,436	$7,968,125	$7,242,422	$7,502,947	$7,444,298
Average credit card receivables	$5,025,915	$4,359,625	$3,915,658	$3,909,627	$3,640,057
AIR MILES reward miles issued	4,584,384	4,545,774	4,463,181	4,143,000	3,741,834
AIR MILES reward miles redeemed	3,634,821	3,326,307	3,121,799	2,723,524	2,456,932
________________

(2)
See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance sheet data
Credit card receivables, net	$4,838,354	$616,298	$430,512	$435,380	$316,219
Redemption settlement assets, restricted	472,428	574,004	531,594	317,053	260,957
Total assets	8,272,152	5,225,667	4,341,989	4,162,395	3,481,199
Deferred revenue	1,221,242	1,146,146	995,634	828,348	651,506
Certificates of deposit	859,100	1,465,000	688,900	370,400	299,000
Asset-backed securities debt – owed to securitization investors	3,660,142	—	—	—	—
Long-term and other debt, including current maturities	1,869,772	1,782,352	1,491,275	957,650	741,618
Total liabilities	8,249,058	4,952,891	3,794,691	2,965,429	2,409,666
Total stockholders’ equity	23,094	272,776	547,298	1,196,966	1,071,533

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through a variety of consumer marketing channels, including in-store, on-line, catalog, mail and telephone. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift their marketing resources away from traditional mass marketing campaigns toward more targeted marketing programs that provide measurable returns on marketing investments.

LoyaltyOne. The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.

In our AIR MILES Reward Program, we primarily collect fees from our clients based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. All of the fees collected for AIR MILES reward miles issued are deferred and recognized over time.

AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of LoyaltyOne’ revenue and indicators of the success of the program. These two drivers are also important in the revenue recognition process.

•
AIR MILES Reward Miles Issued: The number of AIR MILES reward miles issued reflects the buying activity of the collectors at our participating sponsors, who pay us a fee per AIR MILES reward mile issued. The fees collected from sponsors for the issuance of AIR MILES reward miles represent future revenue and earnings for us. The service element consists of marketing and administrative services provided to sponsors. Revenue related to the service element is determined using the residual method in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-25, “Revenue Recognition — Multiple-Element Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile, or a period of 42 months, beginning with the issuance of the AIR MILES reward mile and ending upon its expected redemption.

•
AIR MILES Reward Miles Redeemed: Redemptions show that collectors are redeeming AIR MILES reward miles to collect the rewards that are offered through our programs, which is an indicator of the success of the program. We recognize revenue from the redemptions of AIR MILES reward miles by collectors. The revenue related to the redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that we estimate will go unused by the collector base or “breakage.” We currently estimate breakage to be 28% of AIR MILES reward miles issued. Our estimated breakage changed from approximately one-third to 28% effective June 1, 2008. See Note 12, “Deferred Revenue,” of the Notes to Consolidated Financial Statements for additional information. There have been no changes to management’s estimate of the life of an AIR MILES reward mile in the periods presented.

The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. In the fourth quarter of 2010, the AIR MILES Reward Program implemented the expiration of inactive accounts, closing such accounts when no AIR MILES reward miles are collected, redeemed or transferred for 24 consecutive months.

The estimated life of an AIR MILES reward mile and breakage are actively monitored and subject to external influences that may cause actual performance to differ from estimates.

LoyaltyOne has an approximate 31% partnership interest in an entity operating a Brazilian coalition loyalty program. The program is in the process of securing long-term agreements with select major sponsors, while preparing for a national rollout in 2011.

Epsilon. The Epsilon segment is a leader in providing integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services. Epsilon has over 600 clients, primarily in the financial services, specialty retail, hospitality and pharmaceutical end-markets.

Private Label Services and Credit. The Private Label Services and Credit segment provides risk management solutions, account origination, funding services, transaction processing, customer care and collection services for our more than 100 private label retail and co-branded credit card programs. Private Label Services and Credit primarily generates revenue generates revenue from finance charges and late fees as well as other servicing fees. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers. Additionally, economic trends can impact this segment.

Index

Private label credit sales and average credit card receivables are the two primary drivers of revenue for this segment.

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

•
Average Credit Card Receivables: This represents the average balance of outstanding receivables from our cardholders at the beginning of each month during the period in question. Customers are assessed a finance charge based on their outstanding balance at the end of a billing cycle. There are many factors that drive the outstanding balances, such as payment rates, charge-offs, recoveries and delinquencies. Management actively monitors all of these factors.

Corporate/Other. This includes corporate overhead which is not allocated to our segments, as well as all other immaterial businesses.

Year in Review Highlights

Our results for the year ended December 31, 2010 included the following significant agreements and continued selective execution of our acquisition strategy:

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

•
In February 2010, we announced that Budgetcar, Inc., a subsidiary of Avis Budget Group, Inc. and an AIR MILES Reward Program sponsor and rewards supplier since 2007, had signed a multi-year renewal agreement.

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

•
In June 2010, we announced a new sponsor agreement coinciding with an innovative energy conservation campaign with the Ontario Power Authority, representing an expansion of the AIR MILES Reward Program in the energy sector.

•
In June 2010, WFNNB completed the renewal of its $1.2 billion conduit facility, and WFCB completed the renewal of its $275.0 million conduit facility, resulting in an increase of $175.0 million in overall conduit capacity.

•
In July 2010, we completed the acquisition of the Direct Marketing Services and Database Marketing divisions of Equifax, Inc., collectively DMS. DMS provides proprietary data-driven, integrated marketing solutions and has been integrated in our Epsilon segment.

Index

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

•	In September 2010, we announced the signing of an expansion agreement with leading specialty retailer Chico’s to provide data overlay services.

•	In October 2010, we announced that Newfoundland and Labrador Liquor Corporation, a sponsor in the AIR MILES Reward Program since 2006, signed a long-term renewal agreement.

•
In October 2010, we announced the signing of a long-term renewal agreement with Restoration Hardware, Inc. to continue to provide private label credit card services to Restoration Hardware stores nationwide, as well as for the retailer’s catalog and online store.

•	In November 2010, we announced the signing of a long-term agreement with American Laser Centers, a leading provider of medical aesthetic services, to provide private label credit card services.

•	In November 2010, we announced our Epsilon segment will work with Barclaycard US to provide permission-based email marketing services.

•
In November 2010, we announced the signing of a long-term extension agreement with Trek Bicycle Corporation to continue to provide a turnkey private label credit card solution to Trek’s nationwide dealer base.

•
In December 2010, we announced the signing of a multi-year renewal agreement with Arhaus Furniture, a high-end retailer of quality, customizable home furnishings and accessories, to continue to provide turnkey private label credit card services for Arhaus’ retail locations.

•
In December 2010, we completed a long-term contract renewal with Canada Safeway Limited, a subsidiary of Safeway, Inc. and a sponsor in the AIR MILES Reward Program since the coalition’s inception in 1992.

Accounting Treatment for Securitizations

In June 2009, the FASB issued guidance codified in ASC 860, “Transfers and Servicing,” related to accounting for transfers of financial assets and ASC 810, “Consolidation,” related to the consolidation of variable interest entities. ASC 860 removes the concept of a qualifying special purpose entity, or QSPE, and eliminates the consolidation exception that was available for QSPEs. It was effective for financial asset transfers on or after the beginning of the first annual reporting period beginning on or after November 15, 2009 and early adoption was prohibited. ASC 810 requires an initial evaluation as well as an ongoing assessment of our involvement with the operations of the WFN Trusts and the WFC Trust and our rights or obligations to receive benefits or absorb losses of these credit card securitization trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the balance sheet of WFNNB, WFCB or their affiliates, including us.

Index

The assessment of the WFN Trusts and the WFC Trust under ASC 860 and ASC 810 resulted in the consolidation of the credit card securitization trusts on the balance sheet of WFNNB, WFCB or their affiliates, including us, beginning January 1, 2010. Based on the carrying amounts of the trust assets and liabilities as prescribed by ASC 810, we recorded a $3.4 billion increase in assets, including $0.5 billion to loan loss reserves, an increase in liabilities of $3.7 billion and a $0.4 billion reduction in stockholders’ equity.

After adoption, our consolidated statements of income no longer reflect securitization income, but instead reflect finance charges and certain other income associated with the securitized credit card receivables. Net charge-offs associated with credit card receivables impact our provision for loan loss reflected in our total operating expenses. Interest expense associated with debt issued from the trusts to third-party investors is reported in securitization funding costs. Additionally, we no longer record initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment, nor are there any gains or losses on the revaluation of the interest-only strip receivable, as that asset is not recognized in a transaction accounted for as a secured borrowing. Since our securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than cash flows from operating or investing activities.

After adoption of the new standards, regulatory capital amounts and ratios exceeded well capitalized minimum standards. We are prepared to provide capital support, if necessary, to support growth plans. Should support be required, regardless of form, we do not expect that it will require us to raise new capital or limit our stock repurchase program and other growth initiatives.

See Note 2, “Change in Accounting Principle” and Note 6, “Credit Card Receivables” of the Notes to Consolidated Financial Statements for additional information.

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

Allowance for loan loss. Management evaluates its allowance for loan loss monthly for adequacy. The allowance is maintained through an adjustment to the provision for loan loss. In estimating the inherent loan losses in the credit card portfolio, we utilize a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. In determining the proper level of the allowance for loan loss, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

If management used different assumptions in estimating incurred net losses, the impact to the allowance for loan could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in management’s estimate of incurred net loan losses could have resulted in a change of approximately $50 million in the allowance for loan loss at December 31, 2010, with a corresponding change in the provision for loan loss.

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

The amount of revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile is 42 months and the breakage rate is 28% subsequent to June 1, 2008 and the breakage rate is approximately one-third for previous periods presented.

Index

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

As of December 31, 2010, we had $1,221.2 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 12, “Deferred Revenue,” of the Notes to Consolidated Financial Statements.

Stock-based compensation. On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”

Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. All share-based payment awards are amortized on a straight-line basis over the awards’ requisite service periods, which are generally the vesting periods. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We revised our estimated annual forfeiture rate from 8% to 5% in 2010 as actual forfeitures have been less than anticipated and recognized an additional $5.9 million in stock-based compensation expense.

We used a binomial lattice option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. We did not issue any options during 2010, 2009 and 2008.

See Note 14, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for further information regarding the application of ASC 718.

Income Taxes. We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 17, “Income Taxes,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

Legislative and Regulatory Developments

In April 2010, the SEC proposed revised rules for asset-backed securities offerings, or SEC Regulation AB II, that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our credit card securitization program. The proposed rules, if adopted in their current form, would, among other things, impose as a condition for the shelf registration of asset-backed securities a requirement that the sponsor of the asset-backed securities offering hold a minimum of 5% of the nominal amount of each of the tranches sold or transferred to investors (or, in the case of revolving master trusts, an originator’s interest of a minimum of 5% of the nominal amount of the securitization exposures) and not hedge those holdings. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets and to file a computer program that demonstrates the effect of the transaction’s waterfall of distributions. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities.

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

On July 15, 2010, the OCC approved an application filed by our credit card services bank subsidiary, WFNNB, to change the location of the bank to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. WFNNB is a national banking association and a limited purpose credit card bank and is regulated, supervised and examined by the OCC, its primary regulator. WFNNB is also subject to regulation by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. Neither the name of the bank nor any of its assets, liabilities or contemplated business purposes changed as a result of the merger. The merger was completed in August 2010.

Index

On September 27, 2010, the Board of the FDIC adopted new safe harbors relating to the treatment of securitizations in receivership or conservatorship. The new safe harbor rules include a grandfathering provision that we believe will allow the credit card securitization trusts used in our securitization program to continue to benefit from the protections under the safe harbor to the same extent as prior securitizations issued by those trusts. Therefore we do not expect the adoption of the new rule to adversely affect our ability to securitize our receivables. However, because the new safe harbors were recently adopted, participants in the securitization market, including investors in asset-backed securities and the rating agencies that rate our asset-backed securities, are continuing to evaluate the effect of the new safe harbors.

Outlook

We expect high single-digit growth on consolidated revenue, double-digit growth in adjusted EBITDA and net income per share, with three segments contributing to the growth in these key metrics.

LoyaltyOne

LoyaltyOne is expected to report mid-single digit revenue and adjusted EBITDA growth for the AIR MILES Reward Program in 2011, with low single-digit growth overall in the segment, as the segment expects to incur losses associated with our international expansion.  LoyaltyOne has a partnership interest in an entity operating a Brazilian coalition loyalty program. The program is in the process of securing long-term agreements with select major sponsors, while preparing for a national rollout in 2011.

AIR MILES reward miles issued during 2010 were essentially flat as compared to 2009 due to reduced promotional activity in the grocer sector. In 2011, we expect issuance of AIR MILES reward miles from our existing sponsors will be approximately 2% to 3% greater than 2010 with incremental growth coming from the addition of full-year rollouts of new sponsors. In total, we expect mid-single digit growth of AIR MILES reward miles issuances for 2011.

In May 2008, LoyaltyOne secured a comprehensive long-term renewal and expansion agreement with Bank of Montreal, or BMO, as a sponsor in its AIR MILES Reward Program, pursuant to which BMO transferred to LoyaltyOne the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by BMO as a sponsor.  Historically, due to the nature of their contractual arrangement, miles issued by BMO have been excluded from our estimate of breakage as BMO had the responsibility of redemption, and therefore, no breakage estimate was required. However, changing the nature of the agreement required us to include these miles in our analysis, which impacted the redemption rate and our estimate of breakage. After evaluating the impact of this transaction, we changed our estimate of breakage from approximately one-third to 28%. The change in estimate had no impact on the total redemption liability, but reduced the amount of deferred breakage within the redemption liability that is expected to be recognized over the expected life of the mile.

We received $369.9 million in cash consideration for the assumption of the liability. We established a redemption liability for the AIR MILES reward miles expected to be redeemed at the fair value of an AIR MILES reward mile. The excess consideration received was also deferred as part of the redemption liability and amortized through redemption revenue as these AIR MILES reward miles were redeemed, or approximately 27 months. The excess consideration was fully amortized as of September 30, 2010. The net result of the transaction (the excess consideration less the reduction in deferred breakage) was a gain of approximately $56 million. This excess consideration was deferred and amortized into redemption revenue over approximately 27 months. The reduction in breakage would have amortized into redemption revenue over 42 months. This timing difference will have a negative impact to redemption revenue of approximately $10 million in the first-half of 2011, but will have no significant impact thereafter.

Additionally, although our deferred breakage element continues to build, the growth rate has been impacted by weak issuances in the latter part of 2009 and 2010. We believe this will negatively impact our redemption revenue. Based on AIR MILES reward mile issuance forecasts, the negative impact of this should moderate by mid-2011.

Epsilon

We believe that the outlook for Epsilon’s business remains strong as the major offerings continue to demonstrate positive momentum. We expect double-digit growth in revenue and adjusted EBITDA. The database/digital businesses continue to benefit from strong new client wins. We also believe that Abacus’ continued growth demonstrates a return to stability in retail and catalog marketing budgets. This trend suggests a positive economic outlook from these key verticals, which we expect will reinforce the value of data-driven ROI-based marketing strategies in the overall marketing mix.

Finally, the DMS acquisition has been integrated into our Epsilon segment. DMS provides proprietary data-driven, integrated marketing solutions through two complementary offerings: database marketing and hosting, and data services, including U.S. consumer demographic information. The DMS acquisition did not materially benefit earnings in 2010, but is expected to be accretive to earnings in 2011.

Index

Private Label Services and Credit

We expect high single-digit growth in revenue and moderate growth rates in average credit card receivables, and double-digit growth in adjusted EBITDA in 2011.

In 2010, the provisions of the CARD Act necessitated the execution of multiple revisions to our cardholder terms; this impacted both cost and revenues, and also required changes to our minimum payment requirements. The initial implementation of the new guidelines lowered our average late fee for a portion of the latter half of the year. In response, we raised minimum payments and modified late fee structures to mitigate the impact. In 2011, we expect gross yields to be in the mid 27% range.

Average receivables grew by 15.3% for the year ended December 31, 2010. The growth came despite stronger payment levels. Increased payment rates can be attributed to a combination of consumer payment patterns restructuring to pre-recessionary levels and, to a lesser extent, the increase in minimum payments required. While higher payments do put pressure on credit card receivables growth, it is beneficial to delinquency levels. We expect a 4% to 5% growth in ending credit card receivables as we anticipate signing additional new portfolios in 2011.

Principal charge-offs were 8.9% and the delinquency rate was 5.4% for the year ended December 31, 2010. This represented a significant improvement from 2009. Delinquency rates continue to trend downward, and we expect delinquencies to follow typical seasonal trends. Lower delinquency rates should translate into further improvements in our credit losses. We expect a net charge-off rate of approximately 8.3% for 2011.

We are encouraged by positive trends in 2011 with delinquency rates and principal loss rates expected to improve and with gross yields stabilizing.

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

Index

The adjusted EBITDA measure presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Income from continuing operations	$195,638	$176,719	$232,552	$214,441	$206,397
Stock compensation expense	50,094	53,612	48,734	48,311	35,791
Provision for income taxes	115,252	86,227	147,599	137,403	126,261
Interest expense, net	318,330	144,811	80,440	69,381	40,722
Loss on the sale of assets	—	—	1,052	16,045	—
Merger and other costs (1)	—	3,422	9,056	19,593	—
Depreciation and other amortization	67,806	62,196	68,505	59,688	48,499
Amortization of purchased intangibles	75,420	63,090	67,291	67,323	40,926
Adjusted EBITDA	$822,540	$590,077	$655,229	$632,185	$498,596
________________

(1)
Represents investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Index

Results of Continuing Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Revenue:
LoyaltyOne	$799,534	$715,091	$84,443	11.8%
Epsilon	613,374	514,272	99,102	19.3
Private Label Services and Credit	1,386,274	707,593	678,681	95.9
Corporate/Other	1,866	27,385	(25,519)	(93.2)
Eliminations	(9,627)	—	(9,627)	NM *
Total	$2,791,421	$1,964,341	$827,080	42.1%
Adjusted EBITDA (1):
LoyaltyOne	$204,554	$200,724	$3,830	1.9%
Epsilon	152,304	128,253	24,051	18.8
Private Label Services and Credit	530,021	314,842	215,179	68.3
Corporate/Other	(57,875)	(53,742)	(4,133)	7.7
Eliminations	(6,464)	—	(6,464)	NM *
Total	$822,540	$590,077	$232,463	39.4%
Stock compensation expense:
LoyaltyOne	$10,266	$12,227	$(1,961)	(16.0)%
Epsilon	9,481	8,815	666	7.6
Private Label Services and Credit	7,861	8,199	(338)	(4.1)
Corporate/Other	22,486	24,371	(1,885)	(7.7)
Total	$50,094	$53,612	$(3,518)	(6.6)%
Depreciation and amortization:
LoyaltyOne	$23,823	$21,772	$2,051	9.4%
Epsilon	77,743	69,941	7,802	11.2
Private Label Services and Credit	35,164	25,720	9,444	36.7
Corporate/Other	6,496	7,853	(1,357)	(17.3)
Total	$143,226	$125,286	$17,940	14.3%
Operating income from continuing operations:
LoyaltyOne	$170,465	$166,725	$3,740	2.2%
Epsilon	65,080	49,497	15,583	31.5
Private Label Services and Credit	486,996	280,923	206,073	73.4
Corporate/Other	(86,857)	(89,388)	2,531	(2.8)
Eliminations	(6,464)	—	(6,464)	NM *
Total	$629,220	$407,757	$221,463	54.3%
Adjusted EBITDA margin (2):
LoyaltyOne	25.6%	28.1%	(2.5)%
Epsilon	24.8	24.9	(0.1)
Private Label Services and Credit	38.2	44.5	(6.3)
Total	29.5%	30.0%	(0.5)%
Segment operating data:
Private label statements generated	142,379	130,176	12,203	9.4%
Credit sales	$8,773,436	$7,968,125	$805,311	10.1%
Average credit card receivables	$5,025,915	$4,359,625	$666,290	15.3%
AIR MILES reward miles issued	4,584,384	4,545,774	38,610	0.8%
AIR MILES reward miles redeemed	3,634,821	3,326,307	308,514	9.3%
________________

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

*	Not Meaningful.

Index

Consolidated Operating Results:

Revenue.  Total revenue increased $827.1 million, or 42.1%, to $2.79 billion for the year ended December 31, 2010 from $1.96 billion for 2009. The increase was due to the following:

•	Transaction. Revenue decreased $89.7 million, or 23.9%, to $285.7 million for the year ended December 31, 2010 due to the following factors:

▪
elimination of servicing fees of $73.2 million from the WFN Trusts and the WFC Trust, as a result of the adoption of ASC 860 and ASC 810. In its capacity as a servicer, each of our respective banks earns a fee from the WFN Trusts and the WFC Trust, to service and administer its receivables, collect payments, and charge-off uncollectible receivables. Upon consolidation of the WFN Trusts and the WFC Trust, this fee was eliminated;

▪
a decrease in merchant fees, which are transaction fees charged to the retailer, of $41.3 million attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from our deferred programs; and

▪	a decline in transition services revenue of $19.1 million from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010.

These decreases were offset in part by increased AIR MILES reward mile issuance fees of $27.1 million due to a favorable foreign currency exchange rate and growth in our AIR MILES reward miles issued. Our issuance fees, which consist of marketing and administrative services provided to sponsors, are recognized pro rata over the estimated life of an AIR MILES reward mile. The average foreign currency exchange rate for the current year period increased to $0.97 as compared to $0.88 in the prior year. Additionally, debt cancellation premiums received from our credit cardholders increased revenue by $18.1 million due to higher volumes.

•
Redemption.  Revenue increased $48.0 million, or 9.7%, to $543.6 million for the year ended December 31, 2010, which was impacted by a favorable foreign currency rate. Redemption revenue in local currency (Canadian dollars) decreased approximately CAD $2.3 million. Redemption revenue was negatively impacted by a net decline in the run-off of deferred revenue of $25.4 million related to the conversion of a certain split-fee to non-split fee program. This decrease was offset by an increase in redemption revenue, consistent with a 9.3% increase in AIR MILES reward miles redeemed.

•
Securitization income.  Securitization income decreased $430.8 million. Upon adoption of ASC 860 and ASC 810 and the consolidation of the WFN Trusts and the WFC Trust, securitization income is no longer reflected. Amounts that were previously included in this financial statement line item are now reflected in finance charges, net in our consolidated statements of income.

•
Finance charges, net.  Revenue increased $1.21 billion to $1.28 billion for the year ended December 31, 2010. On a conformed presentation, adjusting 2009 securitization income for securitization funding costs and credit losses, revenue increased $233.7 million for the year ended December 31, 2010. The increase was a result of growth in average credit card receivable balances of 15.3% and an increase in our gross yield from the prior year of 70 basis points. The increase in gross yield was primarily driven by the change in terms to certain of our credit cardholder agreements that we made in February 2010 in anticipation of higher operating costs attributable to the CARD Act. However, our gross yield was negatively impacted by the Federal Reserve Board guidelines on late fees that can be charged by financial institutions, which became effective August 22, 2010. The initial implementation of the new guidelines lowered our average late fee for a portion of the latter half of the year. In response, we raised minimum payments and modified late fee structures to mitigate the impact for 2011.

•
Database marketing fees and direct marketing.  Revenue increased $98.0 million, or 19.4%, to $602.5 million for the year ended December 31, 2010. The database/digital businesses continue to build from recent client signings and expansion of services to existing clients, increasing approximately 18% for the year ended December 31, 2010. Our catalog business has shown positive trends for the current year as compared to the prior year with our large catalog coalition database, Abacus, achieving solid revenue growth of approximately 13% for the year ended December 31, 2010. The data sector continued to show positive momentum. Additionally, the recent DMS acquisition added $26.8 million in revenue for the year ended December 31, 2010.

•
Other revenue.  Revenue decreased $11.2 million, or 13.0%, to $75.1 million for the year ended December 31, 2010 due to (1) the inclusion of revenue in 2009 from the sale of our MasterCard Incorporated class B stock, (2) the elimination of investment revenue in 2010 of $6.5 million from investments held by LoyaltyOne in the WFN Trusts due to their consolidation upon adoption of ASC 860 and ASC 810, and (3) approximately $6.0 million in revenue in 2009 from the sale of certain licenses in conjunction with an outsourcing agreement. These decreases were offset in part by additional consulting revenue at LoyaltyOne during 2010.

Index

Cost of operations.  Cost of operations increased $191.2 million, or 14.1%, to $1.55 billion for the year ended December 31, 2010. The increase was driven by the following:

•
higher payroll and benefit costs at Epsilon of $47.9 million and Private Label Services and Credit of $26.5 million, respectively, due to the DMS acquisition, the addition of a customer call center with the Charming Shoppes acquisition, and to support overall growth;

•	increased data processing costs at Epsilon of $12.7 million from new database builds coming online and the assumption of expenses related to the DMS acquisition;

•
increases in the cost of redemptions for the AIR MILES Reward Program of $54.9 million, driven by the increase in average foreign currency exchange rates and an increase in AIR MILES reward mile redemptions. The cost of redemptions for the AIR MILES Reward Program in local currency increased CAD $20.6 million due to an increase in AIR MILES reward miles redeemed; and

•
credit card related expenses including marketing and postage rose $30.9 million in the current year as compared to the prior year due to higher volumes and costs associated with changes in cardholder terms.

General and administrative.  General and administrative expenses decreased $14.1 million, or 14.1%, to $85.8 million for the year ended December 31, 2010. The decrease was driven by a decline in medical and benefit costs for the year ended December 31, 2010 as compared to the prior year, and by $6.0 million in costs associated with the sale of certain licenses incurred in the third quarter of 2009.

Provision for loan loss.  Provision for loan loss was $387.8 million for the year ended December 31, 2010. In 2009, net losses were netted against securitization income. On a conformed presentation, the 2010 provision for loan loss decreased $16.6 million, or 4.0%, as compared to the prior year net losses of $404.4 million. The decrease was the result of continued declines in the loss rate, which reflects the continued improvement in credit quality of the credit card receivables.

Depreciation and other amortization.  Depreciation and other amortization increased $5.6 million, or 9.0%, to $67.8 million for the year ended December 31, 2010 due to additional capital expenditures including internally developed software projects placed in service during the second half of 2009 and during 2010.

Amortization of purchased intangibles.  Amortization of purchased intangibles increased $12.3 million, or 19.5%, to $75.4 million for the year ended December 31, 2010. The increase was primarily related to the amortization of $7.1 million associated with the intangible assets acquired in the Charming Shoppes acquisition in October 2009 and $5.9 million associated with the intangible assets acquired in the DMS acquisition in July 2010.

Interest expense.  Total interest expense, net increased $173.5 million, or 119.8%, to $318.3 million for the year ended December 31, 2010 from $144.8 million for 2009. The increase was due to the following:

•
Securitization funding costs.  Securitization funding costs were $155.1 million for the year ended December 31, 2010. In 2009, these costs were netted against securitization income and totaled $143.9 million. In 2010, with the consolidation of the WFN Trusts and the WFC Trust, amounts are now reflected as an expense. The increase in these costs from 2009 relates to increased borrowings due to growth in the portfolio and the amortization of securitization fees, offset in part by favorable changes in the valuation of our interest rate swaps.

•
Interest expense on certificates of deposit.  Interest expense on certificates of deposit increased $1.2 million to $29.5 million for the year ended December 31, 2010 from $28.3 million for 2009 due to an increase in the average balance offset in part by a decline in interest rates.

•
Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $17.3 million, or 14.8%, to $133.8 million for the year ended December 31, 2010 from $116.5 million for 2009. The increase in interest expense resulted from a $13.5 million increase in the amortization of the discount associated with our convertible senior notes, an increase of $1.3 million in interest on our credit facilities due to higher average balances, and the amortization of debt issuance costs of $1.5 million.

Taxes.  Income tax expense increased $29.1 million to $115.3 million for the year ended December 31, 2010 from $86.2 million for the comparable period in 2009 due to an increase in taxable income combined with an increase in our effective tax rate to 37.1% for the year ended December 31, 2010 from 32.8% for the year ended December 31, 2009. In comparing our year-over-year effective tax rate, the 2010 effective rate increase was primarily related to certain tax benefits recognized in 2009. During the year ended December 31, 2009, we recognized a $9.3 million tax benefit related to a foreign tax credit, a $21.2 million non-taxable gain on business acquisition and an $11.7 million tax benefit related to the reversal of previously established tax reserves to cover various uncertain tax positions, including the potential impact related to the timing of certain taxable income recognition. These tax benefits were partially offset by $7.4 million tax expense resulting from enacted Ontario tax laws reducing the Ontario tax rate in December 2009.

Index

Loss from discontinued operations, net of taxes.  Loss from discontinued operations, net of taxes for the year ended December 31, 2010 was $1.9 million as compared to $33.0 million in the prior year. The loss recognized in the year ended December 31, 2010 was due to additional expense related to the terminated operations of our credit program for web and catalog retailer VENUE. Loss from discontinued operations, net of taxes, of $33.0 million in the year ended December 31, 2009 related to the sale of the remaining portion of our utility services business and losses from the terminated operations of our credit program for VENUE.

Segment Revenue and Adjusted EBITDA:

Revenue.  Total revenue increased $827.1 million, or 42.1%, to $2.79 billion for the year ended December 31, 2010 from $1.96 billion for 2009. The increase was due to the following:

•
LoyaltyOne.  Revenue increased $84.4 million, or 11.8%, to $799.5 million for the year ended December 31, 2010 due in part to a favorable foreign currency exchange rate. The average foreign currency exchange rate for the current year increased to $0.97 as compared to $0.88 in the prior year. In local currency (Canadian dollars), revenue increased by CAD $5.8 million, due to increases in AIR MILES reward mile issuance revenue of CAD $12.8 million driven by AIR MILES reward mile issuance growth in the prior year. Redemption revenue decreased CAD $2.3 million as increases in redemption revenue resulting from of a 9.3% growth in AIR MILES reward miles redeemed, were offset by the net impact of the run-off of deferred revenue related to the conversion of a certain split-fee to non-split fee program. Additionally, revenue was negatively impacted by a decline in investment revenue of CAD $4.7 million resulting from a decline in our rate of return and lower average balance of redemption settlement assets.

•
Epsilon.  Revenue increased $99.1 million, or 19.3%, to $613.4 million for the year ended December 31, 2010. The database/digital businesses continued their trend of double-digit revenue growth, increasing approximately 18%. Positive trends continue to build as, increasingly, large multi-national companies are directing a portion of their marketing spend to Epsilon. These businesses have benefited from the number of new client signings in 2009, which has continued into 2010. Our large catalog coalition database, Abacus, achieved solid revenue growth of approximately 13% during year ended December 31, 2010 as the data sector showed positive momentum, signifying the demand that marketers have for rich insight to drive targeted marketing initiatives. Additionally, the data business was enhanced by the DMS acquisition, adding $26.8 million in revenue during 2010.

•
Private Label Services and Credit.  Revenue increased $678.7 million, or 95.9%, to $1.39 billion for the year ended December 31, 2010. On a conformed presentation, adjusting 2009 revenue for securitization funding costs and credit losses, revenue increased $130.4 million, or 10.4%. The increase was a result of continued positive trends in average credit card receivable growth of 15.3% and an increase in gross yield of approximately 70 basis points. The increase in gross yield was driven in part by the change in terms to certain of our credit cardholder agreements that we made in February 2010 in anticipation of higher operating costs attributable to the CARD Act. However, the increase was tempered by the negative impact of the Federal Reserve Board guidelines on late fees that can be charged by financial institutions, which became effective August 22, 2010. The initial implementation of the new guidelines lowered our average late fee for a portion of the latter half of the year. In response, we raised minimum payments and modified late fee structures to mitigate the impact. The increase in revenue was offset in part by a reduction in transaction revenue, attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from our deferred programs.

•
Corporate/Other.  Revenue decreased $25.5 million to $1.9 million for the year ended December 31, 2010 due primarily to a decline of $19.1 million in transition services revenue from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010, and the third quarter of 2009 sale of certain licenses for $6.0 million in conjunction with an outsourcing agreement.

Adjusted EBITDA.  For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, and depreciation and amortization. Adjusted EBITDA increased $232.5 million, or 39.4%, to $822.5 million for the year ended December 31, 2010 from $590.1 million for 2009. The increase was due to the following:

•
LoyaltyOne.  Adjusted EBITDA increased $3.8 million, or 1.9%, to $204.6 million and adjusted EBITDA margin decreased to 25.6% for the year ended December 31, 2010 compared to 28.1% in 2009. Adjusted EBITDA was impacted in part by a favorable foreign currency exchange rate and a decline in realized foreign exchange losses. In the second quarter of 2009, LoyaltyOne recognized an exchange loss of $15.9 million related to certain U.S. investments held. Excluding these items, adjusted EBITDA declined by CAD $3.9 million, as the net impact of the run-off of deferred revenue associated with the conversion of a certain split-fee sponsor to a non-split fee sponsor was offset in part by increased margins associated with costs of fulfillment.

Index

•
Epsilon.  Adjusted EBITDA increased $24.1 million, or 18.8%, to $152.3 million while adjusted EBITDA margin remained relatively flat at 24.8% for the year ended December 31, 2010 compared to 24.9% in 2009. This was driven by double digit revenue growth offset by increases in payroll costs to support this growth, as well as expenses assumed with the DMS acquisition.

•
Private Label Services and Credit.  Adjusted EBITDA increased $215.2 million, or 68.3%, to $530.0 million for the year ended December 31, 2010 while adjusted EBITDA margin decreased to 38.2% for the year ended December 31, 2010 compared to 44.5% in 2009. On a conformed presentation, adjusting 2009 for securitization funding costs, adjusted EBITDA increased $71.2 million, or 15.5%, and adjusted EBITDA margin increased to 38.2% from 36.5%. Adjusted EBITDA and adjusted EBITDA margin were positively impacted by the growth in our average credit card receivable balances, which increased 15.3% from 2009, an improvement in our gross yield and an improvement in credit losses as compared to the prior year.

•
Corporate/Other.  Adjusted EBITDA decreased $4.1 million to a loss of $57.9 million for the year ended December 31, 2010 related to an increase in severance costs and incentive compensation as compared to the prior year.

Index

Results of Continuing Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

	Year Ended December 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Revenue:
LoyaltyOne	$715,091	$755,546	$(40,455)	(5.4)%
Epsilon	514,272	490,998	23,274	4.7
Private Label Services and Credit	707,593	762,305	(54,712)	(7.2)
Corporate/Other	27,385	16,405	10,980	66.9
Total	$1,964,341	$2,025,254	$(60,913)	(3.0)%
Adjusted EBITDA (1):
LoyaltyOne	$200,724	$204,895	$(4,171)	(2.0)%
Epsilon	128,253	126,558	1,695	1.3
Private Label Services and Credit	314,842	369,960	(55,118)	14.9
Corporate/Other	(53,742)	(46,184)	(7,558)	16.4
Total	$590,077	$655,229	$(65,152)	(9.9)%
Stock compensation expense:
LoyaltyOne	$12,227	$12,611	$(384)	(3.0)%
Epsilon	8,815	8,853	(38)	(0.4)
Private Label Services and Credit	8,199	8,379	(180)	(2.1)
Corporate/Other	24,371	18,891	5,480	29.0
Total	$53,612	$48,734	$4,878	10.0%
Depreciation and amortization:
LoyaltyOne	$21,772	$29,796	$(8,024)	(26.9)%
Epsilon	69,941	75,481	(5,540)	(7.3)
Private Label Services and Credit	25,720	20,908	4,812	23.0
Corporate/Other	7,853	9,611	(1,758)	(18.3)
Total	$125,286	$135,796	$(10,510)	(7.7)%
Operating income from continuing operations:
LoyaltyOne	$166,725	$162,488	$4,237	2.6%
Epsilon	49,497	39,591	9,906	25.0
Private Label Services and Credit	280,923	339,238	(58,315)	(17.2)
Corporate/Other	(89,388)	(80,726)	(8,662)	10.7
Total	$407,757	$460,591	$(52,834)	(11.5)%
Adjusted EBITDA margin (2):
LoyaltyOne	28.1%	27.1%	1.0%
Epsilon	24.9	25.8	(0.9)
Private Label Services and Credit	44.5	48.5	(4.0)
Total	30.0%	32.4%	(2.4)%
Segment operating data:
Private label statements generated	130,176	125,197	4,979	4.0%
Credit sales	$7,968,125	$7,242,422	$725,703	10.0%
Average credit card receivables	$4,359,625	$3,915,658	$443,967	11.3%
AIR MILES reward miles issued	4,545,774	4,463,181	82,593	1.9%
AIR MILES reward miles redeemed	3,326,307	3,121,799	204,508	6.6%
________________
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

Index

Consolidated Operating Results:

Revenue.  Total revenue decreased $60.9 million, or 3.0%, to $1.96 billion for the year ended December 31, 2009 from $2.03 billion for 2008. The decrease was due to the following:

•	Transaction. Revenue increased $33.3 million, or 9.7%, to $375.4 million for the year ended December 31, 2009 due to several factors:

▪
Positive trends in average credit card receivables and credit sales led to increases in revenue generated from both our private label clients and credit cardholders. Merchant fees, which are transaction fees charged to the retailer, increased $4.7 million due to an increase in deferred programs. Increased volumes in services provided to our cardholders led to an increase of $12.7 million increase in revenue for services such as debt cancellation premiums and convenient payment options.

▪
Increases in volumes also led to a $5.1 million increase in the servicing fee we received from our credit card securitization trusts. In our capacity as a servicer, each of the respective banks earns a fee from the credit card securitization trusts to service and administer its credit card receivables, collect payments, and charge-off uncollectible credit card receivables.

▪	Transition services revenue increased $4.1 million for interim services provided to the acquirers of our merchant services and utility services businesses that were sold in 2008 and 2009.
▪	AIR MILES reward miles issuance fees also increased $4.8 million due to strong AIR MILES reward miles issuances in prior years.

•
Redemption.  Revenue decreased $8.8 million, or 1.7%, to $495.7 million for the year ended December 31, 2009. Redemption revenue was negatively impacted by the foreign currency exchange rate. In local currency (Canadian dollars), redemption revenue increased CAD $23.6 million, or 4.4%. The increase in redemption revenue was primarily impacted by a 6.6% increase in AIR MILES reward miles redeemed. Additionally, the increase was partially offset by the decline in the amortization of the net deferred profit of $2.8 million resulting from the conversion of a non-split fee sponsor to a split-fee sponsor in June 2008.

•
Securitization income.  Securitization income decreased $50.5 million, or 10.5%, to $430.8 million for the year ended December 31, 2009. Securitization income represents the excess cash flow from finance charges and certain other fees over the sum of the amount paid to bond holders and credit losses over the outstanding period of credit card receivables. The challenging economic environment affected our credit losses which increased throughout 2009 and negatively impacted our securitization income. The impact of higher credit losses was in part mitigated by positive trends in portfolio growth of 11.3% and an improvement in our cost of funds.

•
Finance charges, net.  Revenue decreased $27.2 million, or 27.6%, to $71.6 million for the year ended December 31, 2009. The decline was attributable in part to a $14.2 million increase in the amortization of origination costs for new accounts and a $16.1 million increase in the provision for loan loss associated with higher loss rates, both of which were netted against finance charges, net.

•
Database marketing fees and direct marketing.  Revenue decreased $21.4 million, or 4.1%, to $504.5 million for the year ended December 31, 2009. This was driven by a decline in survey and catalog data products, with circulation and data volumes down by more than 10%. Additionally, our digital products (permission-based email) were impacted by price compressions. These declines were partially offset by a $28.2 million increase in our strategic database revenue as a result of additional client signings and existing clients expanding their commitments to loyalty platforms.

•
Other revenue.  Revenue increased $13.7 million, or 18.8%, to $86.4 million for the year ended December 31, 2009. The increase was primarily related to the sale of certain licenses in conjunction with an outsourcing agreement, an increase in investment income as a result of higher average balances and an increase in the overall yield earned on those investments.

Cost of operations.  Cost of operations increased $12.2 million, or 0.9%, to $1.35 billion for the year ended December 31, 2009. Our cost of operations was impacted by strong growth in our strategic database products which led to increases in salary expenses and data processing costs. These increases were offset in part by a decline in operating expenses in our Canadian operations, which were positively impacted by a decline in the foreign currency exchange rate.

General and administrative.  General and administrative expenses increased $17.0 million, or 20.6%, to $99.8 million for the year ended December 31, 2009.  The increase was primarily a result of an increase in information technology costs, which had previously been allocated to our merchant services and utility services businesses prior to their sale.

Depreciation and other amortization.  Depreciation and other amortization decreased $6.3 million, or 9.2%, to $62.2 million for the year ended December 31, 2009 in part due to certain assets that became fully amortized.

Index

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $4.2 million, or 6.2%, to $63.1 million for the year ended December 31, 2009 due in part to foreign currency exchange rate impact on those assets held by our Canadian operations and in part due to certain assets that became fully amortized.

Gain on business combination. In October 2009, we incurred a gain of $21.2 million associated with the assumption of Charming Shoppes’ credit card programs and service center operations and acquisition of the credit card files and certain other assets, which was accounted for as a bargain purchase under ASC 805, “Business Combinations.”

Merger (reimbursements) costs.  Merger reimbursements were $1.4 million for the year ended December 31, 2009 as compared to merger costs of $3.1 million in 2008. These reimbursements consisted of the release of a previously established $1.0 million liability for merger costs and a reimbursement from our insurer in the amount of $0.7 million related to payments made to settle certain shareholder litigation associated with the proposed merger with an affiliate of The Blackstone Group. In 2008, costs associated with the proposed merger were approximately $3.1 million and included advisory fees, legal and accounting costs.

Interest expense.  Total interest expense, net increased $64.4 million, or 80.0%, to $144.8 million for the year ended December 31, 2009 from $80.4 million for 2008. The increase was due to the following:

•
Interest expense on certificates of deposit.  Interest expense on certificates of deposit increased $12.2 million to $28.3 million for the year ended December 31, 2009. The increase was a result of higher average balances during the year ended December 31, 2009 than the comparable period in 2008.

•
Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $52.2 million, to $116.5 million for the year ended December 31, 2009. The increase resulted primarily from additional interest expense of $53.4 million associated with our convertible senior notes which were issued in July 2008 and June 2009. As a result of the issuance of these convertible senior notes, the amortization of debt issuance costs also increased $4.9 million. These increases were offset in part by decreases in interest expense on our credit facilities and senior notes of $19.3 million as a result of lower interest rates on our line of credit and the repayment of the $250.0 million aggregate principal amount of 6.00% Series A senior notes in May 2009. Interest income decreased $13.8 million due to lower average balances as well as a decrease in the yield earned on those investments.

Taxes.  Income tax expense decreased $61.4 million to $86.2 million for the year ended December 31, 2009 from $147.6 million for 2008 due to a decrease in taxable income combined with a decrease in our effective tax rate to 32.8% for the year ended December 31, 2009 from 38.8% for 2008. In 2009, we recognized a $9.3 million tax benefit related to a foreign tax credit, a $21.2 million non-taxable gain on a business acquisition and an $11.7 million tax benefit related to previously established tax reserves to cover various uncertain tax positions that were no longer necessary. The tax benefits were partially offset by $7.4 million tax expense resulting from enacted Ontario tax laws reducing the Ontario tax rate in December 2009.

Loss from discontinued operations, net of taxes.  Loss from discontinued operations, net of taxes for the year ended December 31, 2009 was $33.0 million as compared to $26.2 million in 2008. In March 2008, we determined that our merchant services and utility services businesses were not aligned with our long-term strategy and committed to a disposition plan for these businesses. In November 2009, we terminated operations of our credit program for web and catalog retailer VENUE. All of these operations have been reported as discontinued operations in our consolidated financial statements. The loss recorded for the year ended December 31, 2009 was the result of a $19.9 million pre-tax loss recognized in connection with the sale of the remaining portion of our utility services business in February 2009 and $17.5 million in losses related to the termination of the credit program for VENUE. The $26.2 million loss in 2008 resulted from the loss on the sale of the core portion of our utility services business, offset in part by a gain attributable to the sale of our merchant services business in May 2008.

Segment Revenue and Adjusted EBITDA:

Revenue.  Total revenue decreased $60.9 million, or 3.0%, to $1.96 billion for the year ended December 31, 2009 from $2.03 billion for 2008. The increase was due to the following:

•
LoyaltyOne.  Revenue decreased $40.5 million, or 5.4%, to $715.1 million for the year ended December 31, 2009. The decrease in revenue for the year was driven by the change in foreign currency exchange rates, which negatively impacted revenue by approximately $46.7 million and by a decrease in database marketing fees. These declines were offset by increases in redemption revenue attributable to a 6.6% increase in AIR MILES reward miles redeemed, and a 10.4% increase in AIR MILES reward miles issuance revenue which was attributable to strong AIR MILES reward miles issuances in prior years.

•
Epsilon.  Revenue increased $23.3 million, or 4.7%, to $514.3 million for the year ended December 31, 2009. Revenue from the segment’s largest service offerings (marketing database services, analytical services and digital communications) increased as compared to the year ended December 31, 2008 by $22.1 million which resulted from additional client signings and existing clients expanding their commitments to loyalty platforms. Additional revenue increases from proprietary data services were offset by a decrease in revenue attributable to the segment’s agency business.

•
Private Label Services and Credit.  Revenue decreased $54.7 million, or 7.2%, to $707.6 million for the year ended December 31, 2009. The decrease was due to a decrease in securitization income and finance charges, net, of $76.2 million, resulting from higher credit losses of 200 basis points. The impact of the higher credit losses was in part mitigated by positive trends in portfolio growth of 11.3%, credit sales growth of 10.0% and an improvement in our cost of funds. This was offset by an increase in transaction servicing fee revenue which increased $22.5 million due to increases in volumes and the growth in the credit card portfolio.

Index

•
Corporate/Other.  Revenue increased $11.0 million to $27.4 million for the year ended December 31, 2009 as a result of transition services provided to the acquirers of our merchant services and utility services businesses and the sale of certain licenses associated with an outsourcing arrangement.

Adjusted EBITDA.  For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and amortization. Adjusted EBITDA decreased $65.2 million, or 9.9%, to $590.1 million for the year ended December 31, 2009 from $655.2 million for 2008. The increase was due to the following:

•
LoyaltyOne.  Adjusted EBITDA decreased $4.2 million, or 2.0%, to $200.7 million and adjusted EBITDA margin increased to 28.1% for the year ended December 31, 2009 compared to 27.1% in 2008. Adjusted EBITDA was negatively impacted by the change in foreign currency exchange rates by approximately $17.7 million. However, the decrease in adjusted EBITDA was partially offset by the growth in AIR MILES reward miles redemption and issuance revenue as previously described combined with a lower cost structure achieved through operating leverage, which positively impacted our adjusted EBITDA margin.

•
Epsilon.  Adjusted EBITDA increased $1.7 million, or 1.3%, to $128.3 million while adjusted EBITDA margin decreased to 24.9% for the year ended December 31, 2009 compared to 25.8% in 2008. The increase in adjusted EBITDA was driven by a $9.6 million, or 11.6%, increase in adjusted EBITDA from the largest service offerings (marketing database services, analytical services, and digital communications). Adjusted EBITDA margin and adjusted EBITDA, in part, were negatively impacted by weakness in our data service offerings due to the recession, which resulted in an $8.1 million decline in adjusted EBITDA.

•
Private Label Services and Credit.  Adjusted EBITDA decreased $55.1 million, or 14.9%, to $314.8 million for the year ended December 31, 2009 while adjusted EBITDA margin decreased to 44.5% for the year ended December 31, 2009 compared to 48.5% in 2008. Both adjusted EBITDA and adjusted EBITDA margin were negatively impacted by the decline in securitization and finance charge revenue as previously described.

•
Corporate/Other.  Adjusted EBITDA decreased $7.6 million to a loss of $53.7 million for the year ended December 31, 2009. This decrease was the result of information technology costs incurred to support the transition services provided to the acquirers of the merchant services and utility services businesses. Prior to their sale, such costs had been allocated to the respective businesses.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the average age of our various private label credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions.

Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. When an account becomes delinquent, we print a message on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our credit card portfolio:

	December 31, 2010	% of Total	December 31, 2009	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$5,116,111	100%	$5,332,777	100%
Principal receivables balances contractually delinquent:
31 to 60 days	87,252	1.7%	97,024	1.8%
61 to 90 days	59,564	1.2	70,423	1.3
91 or more days	130,538	2.5	157,449	3.0
Total	$277,354	5.4%	$324,896	6.1%

Index

Net Charge-Offs. Our net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less recoveries and exclude charged-off interest and fees and fraud losses. Charged-off interest and fees are recorded in finance charges, net while fraud losses are recorded as an expense. Credit card receivables are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables associated with customer bankruptcies or death are charged-off at the end of each month, subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

The net charge-off rate is calculated by dividing net charge-offs for the period by the average credit card receivables for the period. Average credit card receivables represent the average balance of the cardholder receivables at the beginning of each month in the years indicated. The following table presents our net charge-offs for the years indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)
Average credit card receivables	$5,025,915	$4,359,625	$3,915,658
Net charge-offs of principal receivables	448,587	404,382	286,987
Net charge-offs as a percentage of average credit card receivables	8.9%	9.3%	7.3%

Age of Portfolio. The following table sets forth, as of December 31, 2010, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts	Percentage of Active Accounts	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,057	23.3%	$995,112	19.4%
13-24 Months	1,751	13.3	721,150	14.1
25-36 Months	1,341	10.2	577,097	11.3
37-48 Months	1,099	8.4	459,336	9.0
49-60 Months	966	7.4	403,591	7.9
Over 60 Months	4,912	37.4	1,959,825	38.3
Total	13,126	100.0%	$5,116,111	100.0%

See Note 6, “Credit Card Receivables,” of the Notes to Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Private Label Services and Credit segment related to holiday retail sales.

We generated cash flow from operating activities of $902.7 million and $358.4 million for the year ended December 31, 2010 and 2009, respectively. The increase in operating cash flows was due to increased profitability, as well as non-cash charges to income such as an increase of $390.8 million in the provision for loan loss as a result of the consolidation of the WFN Trusts and the WFC Trust. We also generated positive operating cash flow of $59.1 million from increases in working capital, including the timing of payments for other assets. In 2009, also impacting cash flow from operations was amounts from the sale of credit card receivable portfolios from the WFN Trusts and the WFC Trust. Amounts due from the WFN Trusts and the WFC Trust were included in other assets in 2009 and resulted in a use of cash as amounts increased during 2009. In 2010, with the consolidation of the WFN Trusts and the WFC Trust upon the adoption of ASC 860 and ASC 810, amounts due from the WFN Trusts and the WFC Trust were eliminated. We utilize our cash flow from operations for ongoing business operations, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $340.8 million and $888.0 million for the years ended December 31, 2010 and 2009, respectively. Significant components of investing activities are as follows:

•	Credit Card Receivables Funding. Cash decreased $239.4 million due to growth in our credit card receivables.

•	Acquisition. Cash decreased $117.0 million as a result of the DMS acquisition completed on July 1, 2010.

•
Capital Expenditures. Our capital expenditures for the year ended December 31, 2010 were $68.8 million compared to $53.0 million for the comparable period in 2009. We anticipate capital expenditures not to exceed 3% of annual revenue for the foreseeable future.

Index

Financing Activities. Cash used in financing activities was $715.7 million for the year ended December 31, 2010 as compared to cash provided by financing activities of $570.2 million for the year ended December 31, 2009. Our financing activities during the year ended December 31, 2010 relate primarily to borrowings and repayments of debt and certificates of deposit, and repurchases of common stock.

Adoption of ASC 860 and ASC 810. The consolidation of the WFN Trusts and the WFC Trust resulted in $81.6 million in cash and cash equivalents as of January 1, 2010, which is shown separately from operating, financing and investing activities.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, certificates of deposit issued by WFNNB, WFCB, our credit facility and issuances of equity securities.

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

Securitization Program. Since January 1996, we have sold a majority of the credit card receivables originated by WFNNB to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn sold them to the WFN Trusts as part of our credit card securitization program. In September 2008, we initiated a securitization program for the credit card receivables originated by WFCB, selling them to World Financial Capital Credit Company, LLC which in turn sold them to the WFC Trust. These securitization programs are the primary vehicle through which we finance WFNNB’s and WFCB’s credit card receivables.

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

As of December 31, 2010, the WFN Trusts and the WFC Trust had approximately $4.8 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional credit card receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these credit card securitization trusts.

In March 2010, Master Trust II issued $100.8 million of term asset-backed securities to investors. The offering consisted of $65.0 million of Class A Series 2010-1 asset-backed notes that have a fixed interest rate of 4.16% per year, $9.8 million of Class M Series 2010-1 asset-backed notes that have a fixed interest rate of 5.25% per year, $6.6 million of Class B Series 2010-1 asset-backed notes that have a fixed interest rate of 6.25% per year, $11.6 million of Class C Series 2010-1 asset-backed notes that have a fixed interest rate of 7.00% per year and $7.8 million of Class D Series 2010-1 zero-coupon notes which were retained by us. The Class A notes will mature in November 2012, the Class M notes will mature in December 2012, the Class B notes will mature in January 2013, the Class C notes will mature in February 2013 and the Class D notes will mature in March 2013. With the consolidation of the WFN Trusts, the Class D Series 2010-1 notes are eliminated from the consolidated financial statements.

In July 2010, Master Trust I issued $450.0 million of term asset-backed securities to investors in a public offering. The offering consisted of $355.5 million of Class A Series 2010-A asset-backed notes that have a fixed interest rate of 3.96% per year, $16.9 million of Class M Series 2010-A asset-backed notes that have a fixed interest rate of 5.20% per year, $21.4 million of Class B Series 2010-A asset-backed notes that have a fixed interest rate of 6.75% per year and $56.2 million of Class C Series 2010-A asset-backed notes that have a fixed interest rate of 5.00% per year. The Class A, Class M, Class B and Class C notes will all mature in June 2015. The Class C Series 2010-A notes were retained by us. With the consolidation of the WFN Trusts, the Class C Series 2010-A notes are eliminated from the consolidated financial statements.

In March 2010, we renewed our $550.0 million 2009-VFC1 conduit facility under Master Trust III, extending the maturity to September 30, 2011.

In June 2010, we renewed our $1.2 billion 2009-VFN conduit facility under Master Trust I, extending the maturity to June 23, 2011, and our $275.0 million 2009-VFN conduit facility under the WFC Trust, extending the maturity to June 3, 2011.

At December 31, 2010, we had $3.7 billion of asset-backed securities debt – owed to securitization investors, of which $1.7 billion is due within the next 12 months.

Index

The following table shows the maturities of borrowing commitments as of December 31, 2010 for the WFN Trusts and the WFC Trust by year:

	2011	2012	2013	2014	2015 & Thereafter	Total
	(In millions)
Term notes	$1,010.0	$700.2	$822.3	$—	$393.8	$2,926.3
Conduit facilities (1)	2,447.8	—	—	—	—	2,447.8
Total (2)	$3,457.8	$700.2	$822.3	$—	$393.8	$5,374.1
________________

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
As of December 31, 2010, with the consolidation of the WFN Trusts and the WFC Trust, $610.4 million of debt issued by the credit card securitization trusts and retained by us has been eliminated in the consolidated financial statements.

Early amortization events are generally driven by asset performance. We do not believe it is reasonably likely for an early amortization event to occur due to asset performance. However, if an early amortization event were declared, the trustee of the particular credit card securitization trust would retain the interest in the receivables along with the excess interest income that would otherwise be paid to our bank subsidiary until the credit card securitization investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional credit card receivables.

Debt

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, WFNNB and WFCB. WFNNB and WFCB issue certificates of deposit in denominations of $100,000 in various maturities ranging between one month and five years and with effective annual interest rates ranging from 0.20% to 5.25%. As of December 31, 2010, we had $859.1 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Facility. As of December 31, 2010, we maintained a credit agreement that provides for a $750.0 million revolving credit facility with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans. At December 31, 2010, borrowings under the credit facility were $300.0 million and had a weighted average interest rate of 0.66%.

On June 18, 2010, we amended our $750.0 million unsecured revolving credit facility to clarify the application of ASC 860 and ASC 810 and the calculation of covenant compliance.

Senior Notes. On May 16, 2006, we entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011. The Series B Notes will accrue interest on the unpaid balance thereof at the rate of 6.14% per annum from May 16, 2006, payable semiannually, on May 16 and November 16 in each year until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type.

2009 Term Loan. On May 15, 2009, we entered into a term loan agreement, or 2009 Term Loan, with Bank of Montreal, as administrative agent, and various other agents and banks. At December 31, 2010, borrowings under the 2009 Term Loan were $161.0 million with a weighted-average interest rate of 3.27%.

On June 18, 2010, we amended our 2009 Term Loan agreement to clarify the application of ASC 860 and ASC 810 and the calculation of covenant compliance. In addition, the amendment removed the prepayments that were required beginning June 30, 2010 and now provides that principal payments be paid at maturity, March 30, 2012.

2010 Term Loan. On August 6, 2010, we, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement, or 2010 Term Loan, with the Bank of Montreal, as administrative agent, and various other agents and banks. The 2010 Term Loan is unsecured. Amounts borrowed under the 2010 Term Loan are scheduled to mature on March 30, 2012. At December 31, 2010, borrowings under the 2010 Term Loan were $236.0 million with a weighted-average interest rate of 2.76%.

On December 31, 2010, Alliance Data Retail Services, LLC became an additional subsidiary guarantor to each of our revolving credit facility, Series B Notes, 2009 Term Loan and 2010 Term Loan.

Convertible Senior Notes due 2013. In July 2008, we issued $700.0 million aggregate principal amount of convertible senior notes maturing in August 2013, or the Convertible Senior Notes due 2013. We granted to the initial purchases of the Convertible Senior Notes due 2013 an option to purchase up to an additional $105.0 million aggregate principal amount of the Convertible Senior Notes due 2013 solely to cover over-allotments, if any, which was exercised in full on August 4, 2008. Holders of the Convertible Senior Notes due 2013 have the right to require us to repurchase for cash all or some of their Convertible Senior Notes due 2013 upon the occurrence of certain fundamental changes.

Index

Convertible Senior Notes due 2014. In June 2009, we issued $345.0 million aggregate principal amount of convertible senior notes maturing in May 2014, or the Convertible Senior Notes due 2014, which included an over-allotment of $45.0 million. Holders of the Convertible Senior Notes due 2014 have the right to require us to repurchase for cash all or some of their Convertible Senior Notes due 2014 upon the occurrence of certain fundamental changes.

As of December 31, 2010, we were in compliance with our financial covenants. See Note 11, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our credit facility, Series B Notes, 2009 Term Loan, 2010 Term Loan and Convertible Senior Notes due 2013 and 2014.

Repurchase of Equity Securities. During 2010, 2009, and 2008, we repurchased approximately 2.5 million, 12.7 million, and 17.2 million shares of our common stock for an aggregate amount of $148.7 million, $520.8 million, and $1,000.9 million, respectively. The 2009 amounts include 1,857,400 shares purchased under prepaid forward transactions for approximately $74.9 million, which shares are to be delivered over a settlement period in 2014. We have Board authorization to acquire an additional $400.0 million of common stock through December 31, 2011.

Contractual Obligations. The following table highlights, as of December 31, 2010, our contractual obligations and commitments to make future payments by type and period:

	2011	2012 & 2013	2014 & 2015	2016 & Thereafter	Total
	(In thousands)
Certificates of deposit(1)	$459,200	$301,590	$133,886	$—	$894,676
Convertible senior notes(1)	30,475	859,968	351,061	—	1,241,504
Credit facility and other debt obligations(1)	3,673	300,468	—	—	304,141
Senior notes(1)	255,756	—	—	—	255,756
2009 term loan(1)	5,265	162,294	—	—	167,559
2010 term loan(1)	6,514	237,601	—	—	244,115
Asset-backed securities debt(1)	1,874,182	1,637,318	417,664	—	3,929,164
Operating leases	49,463	75,677	52,196	68,867	246,203
Capital leases	3,988	37	—	—	4,025
Software licenses	1,932	1,808	—	—	3,740
ASC 740 obligations(2)	—	—	—	—	—
Purchase obligations(3)	69,866	77,118	72,200	95,754	314,938
	$2,760,314	$3,653,879	$1,027,007	$164,621	$7,605,821
________________

(1)
The certificates of deposit, convertible senior notes, credit facility, senior notes, term loans and asset-backed securities debt represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2010, applied to the contractual repayment period.

(2)	Does not reflect unrecognized tax benefits of $73.7 million, of which the timing remains uncertain.

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

Index

Regulatory Matters

WFNNB is a national banking association and a limited purpose credit card bank and is regulated, supervised and examined by the OCC, its primary regulator. WFNNB is also subject to regulation by the Board of the Governors of the Federal Reserve System and the FDIC.

WFNNB is subject to various regulatory capital requirements administered by the OCC. WFCB is subject to regulatory capital requirements administered by both the FDIC and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under the FDIC’s order approving WFCB’s application for deposit insurance, WFCB must meet specific capital ratios and paid-in capital minimums and must maintain adequate allowances for loan loss. If WFCB fails to meet the terms of the FDIC’s order, the FDIC may withdraw insurance coverage from WFCB, and the State of Utah may withdraw its approval of WFCB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFNNB must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. WFNNB is limited in the amounts that it can pay as dividends to us.

Quantitative measures established by regulations to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2010, WFNNB’s Tier 1 capital ratio was 12.7%, total capital ratio was 19.4% and leverage ratio was 11.9%, and WFNNB was not subject to a capital directive order. On April 22, 2005, WFCB received non-disapproval notification for a modification of the original three-year business plan. The letter of non-disapproval was issued jointly by the State of Utah and the FDIC. WFCB, under the terms of the letter, must maintain total risk-based capital equal to or exceeding 10% of total risk-based assets and must maintain Tier 1 capital to total assets ratio of not less than 16%. Both capital ratios were maintained at or above the indicated levels until the end of the bank’s de novo period on November 30, 2006.

Since 2003, the OCC has required WFNNB to have an operating agreement with the OCC and the 2003 CALMA with us. That operating agreement required WFNNB to continue to operate in a manner consistent with its then current practices, regulatory guidelines and applicable law, including those related to affiliate transactions, maintenance of capital and corporate governance. In August 2009, we entered into the 2009 Operating Agreement with WFNNB and the OCC, which required us to enter into both the 2009 CALMA and the 2009 CALSA with WFNNB. The 2009 Operating Agreement has not required any changes in WFNNB’s operations. The 2009 CALMA and 2009 CALSA memorialize our current obligations to ensure that WFNNB remains in compliance with its minimum capital requirements.

On July 15, 2010, the OCC approved an application filed by WFNNB to change the location of the bank to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. Neither the name of the bank nor any of its assets, liabilities or contemplated business purposes changed as a result of the merger. The merger was completed in August 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements,” which supersedes certain guidance in ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have elected to adopt this ASU prospectively. Revenue associated with the service element of our AIR MILES Reward Program is determined using the residual method. Based on the sponsor contracts expected to be renewed or materially modified in 2011, the adoption of ASU 2009-13 will not have a material impact on our consolidated financial statements. Should one of the AIR MILES Reward Program top five sponsors materially modify its agreement, it could shift the allocation of deferred revenue between the service element and redemption element. This change in allocation between the deferred revenue elements could impact the timing of revenue recognition, as the redemption element is recognized as AIR MILES reward miles are redeemed whereas the service element is recognized on a pro-rata basis over the estimated life of an AIR MILES reward mile, or 42 months.

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

Index

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 only impacted disclosures and did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total borrowing costs were approximately $318.3 million for 2010. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, through the WFN Trusts and the WFC Trust, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2010, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $7.5 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

Credit Risk. We are exposed to credit risk relating to the credit card loans we make to our clients’ customers. Our credit risk relates to the risk that consumers using the private label credit cards that we issue will not repay their revolving credit card loan balances. To minimize our risk of credit card loan write-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new accountholders, establishing their credit limits and applying our risk-based pricing. We also utilize a proprietary collection scoring algorithm to assess accounts for collections efforts if they become delinquent; after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We generally do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $16.5 million as of December 31, 2010. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

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

Index

A 10% increase in the cost of rewards to satisfy redemptions would have resulted in a decrease in pre-tax income of $40.9 million, as of December 31, 2010. Conversely, a corresponding decrease in the cost of rewards to satisfy redemptions would result in a comparable increase to pre-tax income.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2010 did not include the internal controls for the acquisition of DMS, because of the timing of the acquisition, which was completed in July 2010. As of December 31, 2010, this entity constituted approximately $72.9 million of total assets, $26.8 million of revenues and $3.7 million of pre-tax income for the year then ended. In 2011, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include DMS.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Offer, concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

During the fourth quarter of 2010, we completed the process of converting LoyaltyOne’s legacy billing system to the platform utilized by the majority of our other business units. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2011 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 11.	Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2011 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2011 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2011 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2011 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule

(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.	Description
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

10.1
Office Lease between Nodenble Associates, LLC and ADS Alliance Data Systems, Inc., dated as of October 1, 2009 (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.2
Lease Agreement, dated as of May 19, 2010 between Brandywine Operating Partnership, L.P. and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 10.13 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

10.3
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

Index

Exhibit No.	Description
10.7
Fifth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 30, 2001 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

10.8
Sixth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated January 27, 2006 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.9
Letter Agreement by and between Continental Realty, Ltd. and ADS Alliance Data Systems, Inc., dated as of October 29, 2009 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

*10.10
Seventh Amendment to Lease Agreement by and among JEL/220 W. Schrock, LLC, FEK/220 W. Schrock, LLC, CP/220 W. Schrock, LLC, NRI 220 Schrock, LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation, dated as of January 14, 2010.

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

10.14
Third Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated November 10, 2009 (incorporated by reference to Exhibit No. 10.14 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

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

10.19
Lease Amending Agreement by and between Dundeal Canada (GP) Inc. (as successor in interest to 592423 Ontario Inc.) and LoyaltyOne, Inc., dated as of May 21, 2009 (incorporated by reference to Exhibit No. 10.19 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.20
Lease Agreement by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated August 25, 2006 (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

Index

Exhibit No.	Description
10.21
Third Lease Amendment by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated as of November 1, 2007 (incorporated by reference to Exhibit No. 10.21 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.22
Agreement of Lease by and between 11 West 19th Associates LLC and Epsilon Data Management LLC, dated March 15, 2007 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.23
Office Lease by and between Location3 Limited and 3407276 Canada, Inc., dated as of July 20, 1999 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

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

*10.26	Letter Agreement, dated as of September 16, 2010, by and between Google, Inc. and Epsilon Data Management, LLC.

10.27
Lease of Space (Multi-Story Office) by and between 2650 Crescent LLC and Alliance Data FHC, Inc. (by assignment from DoubleClick Inc.), dated as of December 14, 2005, as amended (incorporated by reference to Exhibit No. 10.26 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

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

Index

Exhibit No.	Description
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

+10.39	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement, filed with the SEC on April 20, 2010, File No. 001-15749).

+10.40
Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).

+10.41
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

+10.43
Amendment Number One to Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant), dated as of October 1, 2009 (incorporated by reference to Exhibit No. 10.44 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

+10.44
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2009 grant) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2009, File No. 001-15749).

+10.45
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

+10.48
Amendment Number One to Canadian Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant), dated as of October 1, 2009 (incorporated by reference to Exhibit No. 10.51 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

Index

Exhibit No.	Description
+10.49
Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2009 grant) (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on February 25, 2009, File No. 001-15749).

+10.50
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2010 grant) (incorporated by reference to Exhibit No. 10.61 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

+10.51
Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2010 grant) (incorporated by reference to Exhibit No. 10.62 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

+10.52
Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.53	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.54
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

+10.56
Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

+10.57
Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).

+10.58
Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan, effective January 1, 2008, as amended (incorporated by reference to Exhibit No. 10.60 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

+*10.59	Fourth Amendment to Alliance Data Systems 401(k) and Retirement Savings Plan (amended and restated as of January 1, 2008), dated as of December 14, 2010.

+10.60	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.61	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.62
LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.63
Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.64
Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and each of Edward J. Heffernan and Ivan M. Szeftel (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

Index

Exhibit No.	Description
10.65
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

10.66
Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.67
Amended and Restated Participation Agreement, dated as of November 1, 2008, by and between LoyaltyOne, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on December 5, 2008, File No. 001-15749).

10.68
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

10.70
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

Index

Exhibit No.	Description
10.75
Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 30, 2010, File Nos. 333-60418 and 333-113669).

10.76
Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010, File Nos. 333-60418 and 333-113669).

10.77
Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.78
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

10.79
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

10.80
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

10.81
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

10.82
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

10.83
Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.4 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 30, 2010, File Nos. 333-60418 and 333-113669).

10.84
Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010, File Nos. 333-60418 and 333-113669).

Index

Exhibit No.	Description
10.85
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.86
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on June 30, 2010, File Nos. 333-113669 and 333-60418).

10.87
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on August 12, 2010, File Nos. 333-113669 and 333-60418).

10.88
Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).

10.89
Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

10.90
Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.91
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

10.92
Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 30, 2010, File Nos. 333-60418 and 333-113669).

10.93
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

10.94
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

10.95
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

Index

Exhibit No.	Description
10.96
Series 2008-B Indenture Supplement, dated as of September 12, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 18, 2008, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.97
Series 2009-A Indenture Supplement, dated as of April 14, 2009 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on April 20, 2009, File Nos. 333-113669 and 333-60418).

10.98
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

10.101
Third Amended and Restated Service Agreement, dated as of May 15, 2008, between World Financial Network National Bank and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.102
Purchase and Sale Agreement, dated as of November 25, 1997, between Spirit of America National Bank and Charming Shoppes Receivables Corp. (incorporated by reference to Exhibit No. 10.101 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.103
First Amendment to Purchase and Sale Agreement, dated as of July 22, 1999, between Spirit of America National Bank and Charming Shoppes Receivables Corp. (incorporated by reference to Exhibit No. 10.102 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.104
Second Amendment to Purchase and Sale Agreement, dated as of November 9, 2000, between Spirit of America National Bank and Charming Shoppes Receivables Corp. (incorporated by reference to Exhibit No. 10.103 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.105
Third Amendment to Purchase and Sale Agreement, dated as of May 8, 2001, between Spirit of America National Bank and Charming Shoppes Receivables Corp. (incorporated by reference to Exhibit No. 10.104 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.106
Consent to Purchase and Sale Agreement, dated as of October 17, 2007, between Spirit of America National Bank and Charming Shoppes Receivables Corp. (incorporated by reference to Exhibit No. 10.105 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.107
Fourth Amendment to Purchase and Sale Agreement, dated as of October 30, 2009, among Spirit of America National Bank, Charming Shoppes Receivables Corp., World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 10.106 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

*10.108	Fifth Amendment to Purchase and Sale Agreement, dated as of March 11, 2010, between WFN Credit Company, LLC and World Financial Network National Bank.

10.109
Sixth Amendment to Purchase and Sale Agreement, dated as of March 11, 2010, between WFN Credit Company, LLC and World Financial Network National Bank (incorporated by reference to Exhibit No. 1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2010, File No. 001-15749).

Index

Exhibit No.	Description
*10.110	Supplemental Agreement to Purchase and Sale Agreement, dated as of August 9, 2010, between WFN Credit Company, LLC and World Financial Network National Bank.

10.111
Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., Spirit America, Inc., and First Union National Bank (incorporated by reference to Exhibit No. 10.107 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.112
First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of July 22, 1999, among Charming Shoppes Receivables Corp., Spirit America, Inc. and First Union National Bank (incorporated by reference to Exhibit No. 10.108 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.113
Second Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of May 8, 2001, among Charming Shoppes Receivables Corp., Spirit America, Inc. and First Union National Bank (incorporated by reference to Exhibit No. 10.109 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.114
Fourth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 5, 2004, among Charming Shoppes Receivables Corp., Spirit America, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.110 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.115
Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 18, 2005, among Charming Shoppes Receivables Corp., Spirit America, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.111 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.116
Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 17, 2007, among Charming Shoppes Receivables Corp., Spirit America, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.112 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.117
Sixth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 30, 2009, among Spirit America, Inc., Charming Shoppes Receivables Corp., World Financial Network National Bank, WFN Credit Company, LLC and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.113 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

*10.118
Seventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 11, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and U.S. Bank National Association.

10.119
Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 26, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

*10.120
Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and U.S. Bank National Association.

10.121
Transfer and Servicing Agreement, dated as of March 26, 2010, by and among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Master Note Trust II (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q , filed with the SEC on May 7, 2010, File No. 001-15749).

*10.122
Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, by and among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Master Note Trust II.

10.123
Master Indenture, dated as of March 26, 2010, between World Financial Network Credit Card Master Note Trust II and U. S. Bank National Association (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q , filed with the SEC on May 7, 2010, File No. 001-15749).

Index

Exhibit No.	Description
10.124
Series 2010-1 Indenture Supplement, dated as of March 26, 2010, between World Financial Network Credit Card Master Note Trust II and U. S. Bank National Association (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q , filed with the SEC on May 7, 2010, File No. 001-15749).

10.125
Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.126	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.

*10.127	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.

*10.128	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.

10.129
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

10.130
First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.131
Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.132
Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.) (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.133
Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

*10.134	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.

10.135
Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.136
Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

10.137
Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

Index

Exhibit No.	Description
10.138
Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

10.139
Series 2006-A Indenture Supplement, dated as of April 28, 2006, among World Financial Network Credit Card Master Note Trust, World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 10.122 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.140
Series 2007-1 Indenture Supplement, dated as of October 17, 2007, among Charming Shoppes Receivables Corp., Spirit of America, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.123 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.141
Series 2009-VFC1 Indenture Supplement, dated as of March 31, 2009, among WFN credit Company, LLC, World Financial Network National Bank and Union Bank, N.A. (incorporated by reference to Exhibit No. 10.124 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.142
First Amendment to Series 2009-VFC1 Supplement, dated as of March 30, 2010, among WFN credit Company, LLC, World Financial Network National Bank and Union Bank, N.A. (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

10.143
Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 24, 2010, between World Financial Capital Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

10.144
Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 24, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

10.145
Note Purchase Agreement, dated as of May 1, 2006, by and among Alliance Data Systems Corporation and the Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.146
First Amendment to Note Purchase Agreement, dated as of October 22, 2007, by and among Alliance Data Systems Corporation and the Holders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 23, 2007, File No. 001-15749).

10.147
Subsidiary Guaranty, dated as of May 1, 2006, by ADS Alliance Data Systems, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.148
Joinder to Subsidiary Guaranty, dated as of September 29, 2006, by each of Epsilon Marketing Services, LLC, Epsilon Data Marketing, LLC and Alliance Data Foreign Holdings, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).

10.149
Joinder to Subsidiary Guaranty, dated as of May 30, 2008, by ADS Foreign Holdings, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008, File No. 001-15749).

*10.150	Joinder to Subsidiary Guaranty, dated as of December 31, 2010, by Alliance Data Retail Services, LLC in favor of the holders from time to time of the Notes.

10.151
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

Index

Exhibit No.	Description
10.152
First Amendment to Credit Agreement, dated as of March 30, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2007, File No. 001-15749).

10.153
Second Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

10.154
Third Amendment to Credit Agreement, dated as of June 18, 2010, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 21, 2010, File No. 001-15749).

10.155
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

*10.156
Guarantor Supplement, dated as of December 31, 2010, by Alliance Data Retail Services, LLC in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of September 29, 2006 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, Bank of Montreal, as Letter of Credit Issuer, and Bank of Montreal, as Administrative Agent.

10.157
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

10.158
First Amendment to Term Loan Agreement, dated as of June 18, 2010, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 21, 2010, File No. 001-15749).

*10.159
Guarantor Supplement, dated as of December 31, 2010, by Alliance Data Retail Services, LLC in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Term Loan dated as of June 18, 2010 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, and Bank of Montreal, as Administrative Agent.

10.160
Term Loan Agreement, dated as of August 6, 2010, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries thereto as guarantors, Bank of Montreal as Administrative Agent, Co-Lead Arranger and Book Runner, and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on August 9, 2010, File No. 001-15749).

*10.161
Guarantor Supplement, dated as of December 31, 2010, by Alliance Data Retail Services, LLC in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Term Loan dated as of August 6, 2010 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, and Bank of Montreal, as Administrative Agent.

10.162
Purchase Agreement, dated as of July 23, 2008, by and among Alliance Data Systems Corporation and the Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.163
Indenture, dated as of July 29, 2008, by and among Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

Index

Exhibit No.	Description
10.164
Form of 1.75% Convertible Senior Note due August 1, 2013 (included in Exhibit 10.110) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.165
Form of Hedge Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.166
Form of Warrant Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.167
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

10.168
Purchase Agreement, dated May 27, 2009, between Alliance Data Systems Corporation and the several Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.169
Indenture, dated June 2, 2009, between Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Company’s 4.75% Convertible Senior Note due May 15, 2014) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749.)

10.170
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

10.171
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

10.172
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

10.173
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

10.174
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

*12.1	Statement re Computation of Ratios

*21	Subsidiaries of the Registrant

*23.1	Consent of Deloitte & Touche LLP

Index

Exhibit No.	Description
*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith

+	Management contract, compensatory plan or arrangement

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2010, the Company prospectively consolidated the WFN Trusts and the WFC Trust related to the change in accounting associated with the transfers of financial assets and consolidation of variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2011

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting for its acquisition of the Direct Marketing Services and Database Marketing divisions of Equifax, Inc., (collectively, “DMS”) which were acquired in July 2010 and whose financial statements constitute 0.9% of total assets, 1.0% of total revenue, and 1.2% of pre-tax income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at DMS. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in accounting associated with the transfers of financial assets and consolidation of variable interest entities in 2010.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2011

Index

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues
Transaction	$285,717	$375,398	$342,123
Redemption	543,626	495,663	504,442
Securitization income	—	430,834	481,290
Finance charges, net	1,284,432	71,555	98,767
Database marketing fees and direct marketing services	602,500	504,508	525,918
Other revenue	75,146	86,383	72,714
Total revenue	2,791,421	1,964,341	2,025,254
Operating expenses
Cost of operations	1,545,380	1,354,138	1,341,958
Provision for loan loss	387,822	—	—
General and administrative	85,773	99,823	82,804
Depreciation and other amortization	67,806	62,196	68,505
Amortization of purchased intangibles	75,420	63,090	67,291
Gain on acquisition of a business	—	(21,227)	—
Loss on the sale of assets	—	—	1,052
Merger (reimbursements) costs	—	(1,436)	3,053
Total operating expenses	2,162,201	1,556,584	1,564,663
Operating income	629,220	407,757	460,591
Interest expense
Securitization funding costs	155,084	—	—
Interest expense on certificates of deposit	29,456	28,283	16,131
Interest expense on long-term and other debt, net	133,790	116,528	64,309
Total interest expense, net	318,330	144,811	80,440
Income from continuing operations before income taxes	310,890	262,946	380,151
Provision for income taxes	115,252	86,227	147,599
Income from continuing operations	$195,638	$176,719	232,552
Loss from discontinued operations, net of taxes	(1,901)	(32,985)	(26,150)
Net income	$193,737	$143,734	$206,402
Basic income (loss) per share:
Income from continuing operations	$3.72	$3.17	$3.25
Loss from discontinued operations	$(0.03)	$(0.59)	$(0.37)
Net income per share	$3.69	$2.58	$2.88
Diluted income (loss) per share:
Income from continuing operations	$3.51	$3.06	$3.16
Loss from discontinued operations	$(0.03)	$(0.57)	$(0.36)
Net income per share	$3.48	$2.49	$2.80
Weighted average shares:
Basic	52,534	55,765	71,502
Diluted	55,710	57,706	73,640

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$139,114	$213,378
Trade receivables, less allowance for doubtful accounts ($4,350 and $6,736 at December 31, 2010 and 2009, respectively)	260,945	225,212
Seller’s interest	—	297,108
Credit card receivables:
Credit card receivables – restricted for securitization investors	4,795,753	—
Other credit card receivables	560,670	671,182
Total credit card receivables	5,356,423	671,182
Allowance for loan loss	(518,069)	(54,884)
Credit card receivables, net	4,838,354	616,298
Deferred tax asset, net	279,752	197,455
Other current assets	127,022	201,427
Redemption settlement assets, restricted	472,428	574,004
Assets of discontinued operations	11,920	34,623
Total current assets	6,129,535	2,359,505
Property and equipment, net	170,627	165,012
Deferred tax asset, net	46,218	—
Due from securitizations	—	775,570
Cash collateral, restricted	185,754	216,953
Intangible assets, net	314,391	316,597
Goodwill	1,221,823	1,166,275
Other non-current assets	203,804	225,755
Total assets	$8,272,152	$5,225,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$121,856	$103,891
Accrued expenses	168,578	128,012
Certificates of deposit	442,600	772,500
Asset-backed securities debt – owed to securitization investors	1,743,827	—
Current debt	255,679	51,963
Other current liabilities	85,179	88,716
Deferred revenue	1,044,469	984,930
Total current liabilities	3,862,188	2,130,012
Deferred revenue	176,773	161,216
Deferred tax liability, net	82,637	140,712
Certificates of deposit	416,500	692,500
Asset-backed securities debt – owed to securitization investors	1,916,315	—
Long-term and other debt	1,614,093	1,730,389
Other liabilities	180,552	98,062
Total liabilities	8,249,058	4,952,891
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 92,797 shares and 91,121 shares at December 31, 2010 and 2009, respectively	928	911
Additional paid-in capital	1,320,767	1,235,669
Treasury stock, at cost, 41,426 shares and 38,922 shares at December 31, 2010 and 2009, respectively	(2,079,819)	(1,931,102)
Retained earnings	815,718	1,033,039
Accumulated other comprehensive loss	(34,500)	(65,741)
Total stockholders’ equity	23,094	272,776
Total liabilities and stockholders’ equity	$8,272,152	$5,225,667

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
January 1, 2008	87,786	$878	$898,631	$(409,486)	$682,903	$24,040	$1,196,966
Net income	—	—	—	—	206,402	—	206,402
Effects of adoption of ASC 470-20	—	—	252,828	—	—	—	252,828
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale, net of tax of $20,750	—	—	—	—	—	(45,349)	(45,349)
Foreign currency translation adjustments	—	—	—	—	—	(26,540)	(26,540)
Other comprehensive loss						(71,889)
Purchase of convertible note hedges	—	—	(201,814)	—	—	—	(201,814)
Tax expense on convertible note hedges	—	—	(18,030)	—	—	—	(18,030)
Issuance of warrants	—	—	94,185	—	—	—	94,185
Share based compensation	—	—	64,065	—	—	—	64,065
Repurchases of common stock	—	—	—	(1,000,853)	—	—	(1,000,853)
Other common stock issued, including income tax benefits	1,243	12	25,426	—	—	—	25,438
December 31, 2008	89,029	$890	$1,115,291	$(1,410,339)	$889,305	$(47,849)	$547,298
Net income	—	—	—	—	143,734	—	143,734
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale, net of tax of $16,296	—	—	—	—	—	(23,912)	(23,912)
Foreign currency translation adjustments	—	—	—	—	—	6,020	6,020
Other comprehensive loss						(17,892)
Purchase of convertible note hedges	—	—	(80,765)	—	—	—	(80,765)
Original issue discount of convertible notes	—	—	115,850	—	—	—	115,850
Tax expense on convertible note hedges	—	—	(12,312)	—	—	—	(12,312)
Issuance costs of convertible notes	—	—	(3,839)	—	—	—	(3,839)
Issuance of warrants	—	—	30,050	—	—	—	30,050
Share based compensation	—	—	53,702	—	—	—	53,702
Purchase of prepaid forward contracts	—	—	—	(74,872)	—	—	(74,872)
Repurchases of common stock	—	—	—	(445,891)	—	—	(445,891)
Other common stock issued, including income tax benefits	2,092	21	17,692	—	—	—	17,713
December 31, 2009	91,121	$911	$1,235,669	$(1,931,102)	$1,033,039	$(65,741)	$272,776
Net income	—	—	—	—	193,737	—	193,737
Effects of adoption of ASC 860 and ASC 810	—	—	—	—	(411,058)	55,881	(355,177)
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale, net of tax benefit of $(3)	—	—	—	—	—	(12,939)	(12,939)
Foreign currency translation adjustments	—	—	—	—	—	(11,701)	(11,701)
Other comprehensive loss						(24,640)
Share based compensation	—	—	50,094	—	—	—	50,094
Repurchases of common stock	—	—	—	(148,717)	—	—	(148,717)
Other common stock issued, including income tax benefits	1,676	17	35,004	—	—	—	35,021
December 31, 2010	92,797	$928	$1,320,767	$(2,079,819)	$815,718	$(34,500)	$23,094

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,737	$143,734	$206,402
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	143,226	125,409	143,810
Deferred income taxes	19,061	17,475	21,104
Provision for loan loss	390,822	86,604	38,796
Non-cash stock compensation	50,094	53,702	54,333
Fair value gain on interest-only strip	—	(5,340)	(31,065)
Fair value gain on interest-rate derivatives	(8,725)	—	—
Amortization of discount on convertible senior notes	66,131	52,677	16,928
Impairment of long-lived assets	—	—	19,004
Gain on acquisition of business	—	(21,227)	—
Loss (gain) on sale of assets	—	19,913	(20,564)
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(44,040)	(2,162)	(17,014)
Change in merchant settlement activity	—	(18,907)	(176,197)
Change in other assets	32,524	(31,631)	(46,166)
Change in accounts payable and accrued expenses	61,164	(39,460)	(52,909)
Change in deferred revenue	11,485	(5,053)	376,273
Change in other liabilities	9,431	(19,405)	28,637
Purchase of credit card receivables	—	(27,407)	(206,529)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	53,240	102,986
Excess tax benefits from stock-based compensation	(12,959)	(9,040)	(2,269)
Other	(9,242)	(14,708)	(4,541)
Net cash provided by operating activities	902,709	358,414	451,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	52,352	52,354	(317,591)
Change in restricted cash	2,891	(101,299)	—
Change in seller’s interest	—	(114,679)	34,626
Change in credit card receivables	(239,433)	(314,861)	(95,965)
Change in cash collateral, restricted	32,068	55,541	(117,151)
Change in due from securitizations	—	(259,227)	(202,463)
Capital expenditures	(68,755)	(52,970)	(49,556)
Payments for acquired businesses, net of cash acquired	(117,000)	(158,901)	(2,478)
Proceeds from the sale of assets	—	4,013	14,098
Proceeds from sale of credit card receivable portfolios to the securitization trusts	—	—	91,910
Investments in the stock of an investee	(500)	(5,347)	—
Proceeds from the sale of businesses	—	—	137,962
Other	(2,407)	7,354	(5,910)
Net cash used in investing activities	(340,784)	(888,022)	(512,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,507,000	3,124,000	3,754,416
Repayment of borrowings	(1,462,806)	(3,094,939)	(3,799,786)
Proceeds from issuance of convertible senior notes	—	345,000	805,000
Issuances of certificates of deposit	177,600	1,579,000	1,028,500
Repayments of certificates of deposit	(783,500)	(803,400)	(710,000)
Proceeds from asset-backed securities	1,147,943	—	—
Maturities of asset-backed securities	(1,173,735)	—	—
Payment of capital lease obligations	(23,171)	(21,840)	(22,503)
Payment of deferred financing costs	(3,102)	(24,058)	(34,861)
Proceeds from sale leaseback transactions	—	—	34,221
Excess tax benefits from stock-based compensation	12,959	9,040	2,269
Proceeds from issuance of common stock	33,854	28,864	30,920
Proceeds from issuance of warrants	—	30,050	94,185
Payment for convertible note hedges	—	(80,765)	(201,814)
Purchase of prepaid forward contracts	—	(74,872)	—
Purchase of treasury shares	(148,717)	(445,891)	(1,000,853)
Net cash (used in) provided by financing activities	(715,675)	570,189	(20,306)
Effect of exchange rate changes on cash and cash equivalents	(2,067)	15,886	(27,123)
Change in cash and cash equivalents	(155,817)	56,467	(108,928)
Cash effect on adoption of ASC 860 and ASC 810	81,553	—	—
Cash and cash equivalents at beginning of year	213,378	156,911	265,839
Cash and cash equivalents at end of year	$139,114	$213,378	$156,911
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$241,357	$84,082	$68,795
Income taxes paid, net of refunds	$44,723	$73,579	$113,987

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its wholly-owned subsidiaries and its consolidated variable interest entities, the “Company”) is a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, permission-based email marketing and private label and co-brand retail credit card programs. The Company focuses on facilitating and managing interactions between its clients and their customers through a variety of consumer marketing channels, including in-store, on-line, catalog, mail and telephone. The Company captures and analyzes data created during each customer interaction, and leverages the insight derived from that data to enable clients to identify and acquire new customers, as well as to enhance customer loyalty.

The Company operates in the following reportable segments: LoyaltyOne®, Epsilon®, and Private Label Services and Credit. In the first quarter of 2010, the Company reorganized its segments with Private Label Services and Private Label Credit reflected as one segment, renamed “Private Label Services and Credit.” All prior year segment information has been restated to conform to the current presentation. In addition, the Company renamed its other two segments from Epsilon Marketing Services and Loyalty Services to “Epsilon” and “LoyaltyOne,” respectively.

LoyaltyOne includes the Company’s Canadian AIR MILES® Reward Program. Epsilon provides integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, including email marketing campaigns. Private Label Services and Credit encompasses credit card processing, billing and payment processing, customer care and collections services for private label retailers as well as private label retail credit card receivables financing, including securitization of the credit card receivables that it underwrites from its private label retail credit card programs.

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

2. CHANGE IN ACCOUNTING PRINCIPLE

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and ASC 810, “Consolidation.” related to accounting for transfers of financial assets and the consolidation of variable interest entities (“VIEs”). ASC 860 removed the concept of qualifying special purpose entity (“QSPE”) and eliminated the consolidation exemption that was then available for QSPEs. ASC 810 requires an initial evaluation as well as an ongoing assessment of the Company’s involvement in the activities of World Financial Network Credit Card Master Trust (“Master Trust”), World Financial Network Credit Card Master Note Trust (“Master Trust I”), World Financial Network Credit Card Master Note Trust II (“Master Trust II”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”) and the Company’s rights or obligations to receive benefits or absorb losses of these credit card securitization trusts that could be potentially significant in order to determine whether those VIEs are required to be consolidated on the balance sheets of World Financial Network National Bank (“WFNNB”),World Financial Capital Bank (“WFCB”) or their affiliates, including ADSC.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Credit Card Receivables – restricted for securitization investors—The Company sells a majority of the credit card receivables originated by WFNNB to WFN Credit Company, LLC and WFN Funding Company II, LLC, which in turn has sold them to the WFN Trusts as part of a securitization program. In September 2008, the Company initiated a securitization program for the credit card receivables originated by WFCB, selling them to World Financial Capital Credit Company, LLC which in turn sells them to the WFC Trust.

Credit card receivables consist of credit card receivables held for investment and credit card receivables held for sale, if any. All new originations of credit card receivables (except for the amount of new credit card receivables related to existing securitized portfolios transferred to the WFN Trusts or the WFC Trust during the term of a securitization) are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. Management makes judgments about the Company’s ability to fund these credit card receivables through means other than securitization, such as certificates of deposit and other borrowings. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company’s credit card receivables. In assessing whether these credit card receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent and ability to hold credit card receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s certificates of deposit and other funding instruments, the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings, and historic credit card payment activity. Due to the homogenous nature of credit card receivables, amounts are classified as held for investment on an individual client portfolio basis.

Credit card receivables held for sale are determined on an individual client portfolio basis. The Company carries these assets at the lower of aggregate cost or fair value. Cash flows associated with credit card portfolios that are purchased with the intent to sell are included in cash flows from financing activities.

Allowance for Loan Loss—The Company evaluates its allowance for loan loss monthly for adequacy. The allowance is maintained through an adjustment to the provision for loan loss. In estimating the inherent loan losses in the credit card portfolio, the Company utilizes a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. In determining the proper level of the allowance for loan loss, the Company also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Redemption Settlement Assets, Restricted—These securities relate to the redemption fund for the AIR MILES Reward Program and are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. In addition, during 2008, the Company acquired certain retained interests in the WFN Trusts which are now eliminated with the adoption of ASC 860 and ASC 810. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive (loss) income. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale.

Property and Equipment—Furniture, fixtures, computer equipment and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization, including capital leases, are computed on a straight-line basis, using estimated lives ranging from three to 15 years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Software development (costs to create new platforms for certain of the Company’s information systems) and conversion costs (systems, programming and other related costs to allow conversion of new client accounts to the Company’s processing systems) are capitalized in accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal – Use Software,” and are amortized on a straight-line basis over the length of the associated contract or benefit period, which generally ranges from three to five years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

Cash Collateral, Restricted—Cash collateral, restricted includes spread deposits and excess funding deposits. The Company uses a valuation model that calculates the present value of estimated future cash flows for each asset. The fair value of cash collateral, restricted is based on the weighted average life of the underlying securities and the discount rate. The spread deposit accounts are recorded in cash collateral, restricted at their estimated fair values. Changes in the fair value estimates of the spread deposit accounts are recorded in finance charges, net.

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

Revenue Recognition—The Company’s policy follows the guidance from ASC 605, “Revenue Recognition,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured.

Transaction —The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed. Included are reimbursements received for “out-of-pocket” expenses.

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

AIR MILES Reward Program—The Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element representing the award ultimately provided to the collector (the “redemption element”) and the service element (the “service element”). The service element consists of direct marketing and support services provided to sponsors.

The fair value of the redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base (“breakage”). The Company currently estimates breakage to be 28% of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of an AIR MILES reward mile in the periods presented. The estimated breakage changed from approximately one-third to 28% effective June 1, 2008. See Note 12, “Deferred Revenue,” for additional information.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The service element consists of marketing and administrative services provided to sponsors. Revenue related to the service element is determined using the residual method in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” the residual method will no longer be utilized for new sponsor agreements entered into on or after January 1, 2011 or contracts that are materially modified subsequent to that date. The Company will measure the service element at its estimated selling price.

Finance charges, net—Finance charges, net represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned.

Taxes assessed on revenue-producing transactions described above are presented on a net basis, and are excluded from revenues.

Earnings Per Share— Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share are based on the weighted average number of common and potentially dilutive common shares (dilutive stock options, unvested restricted stock and other dilutive securities outstanding during the year).

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$195,638	$176,719	$232,552
Loss from discontinued operations	(1,901)	(32,985)	(26,150)
Net income	$193,737	$143,734	$206,402
Denominator
Weighted average shares, basic	52,534	55,765	71,502
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	1,835	612	—
Net effect of dilutive stock options and unvested restricted stock	1,341	1,329	2,138
Denominator for diluted calculation	55,710	57,706	73,640
Basic:
Income from continuing operations per share	$3.72	$3.17	$3.25
Loss from discontinued operations per share	$(0.03)	$(0.59)	$(0.37)
Net income per share	$3.69	$2.58	$2.88
Diluted:
Income from continuing operations per share	$3.51	$3.06	$3.16
Loss from discontinued operations per share	$(0.03)	$(0.57)	$(0.36)
Net income per share	$3.48	$2.49	$2.80

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

At December 31, 2010 and 2009, the Company excluded, in each case, 17.5 million warrants from the calculation of earnings per share as the effect was anti-dilutive.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive (loss) income. The Company recognized $3.0 million, $(8.8) million and $9.8 million in foreign currency transaction gains (losses)  during 2010, 2009 and 2008, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Leases —Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement.

Advertising Costs—The Company participates in various advertising and marketing programs. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses of $115.5 million, $92.0 million, and $95.4 million for the years ended 2010, 2009 and 2008, respectively. Additionally, $0.7 million, and $0.4 million in advertising costs were incurred by the Company’s program for web and catalog retailer VENUE, the merchant services and utility services businesses in 2009 and 2008, respectively. Those amounts have been included in loss from discontinued operations. There were no advertising costs incurred for VENUE in 2010.

Stock Compensation Expense—The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

Management Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards—In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which supersedes certain guidance in ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has elected to adopt this ASU prospectively. Revenue associated with the service element of the Company’s AIR MILES Reward Program is determined using the residual method. Based on the sponsor contracts expected to be renewed or materially modified in 2011, the adoption of ASU 2009-13 will not have a material impact on the Company’s consolidated financial statements. Should one of the AIR MILES Reward Program top five sponsors materially modify its agreement, it could shift the allocation of deferred revenue between the service element and redemption element. This change in allocation between the deferred revenue elements could impact the timing of revenue recognition, as the redemption element is recognized as AIR MILES reward miles are redeemed whereas the service element is recognized on a pro-rata basis over the estimated life of an AIR MILE reward mile, or 42 months.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures,” which amends ASC 820, “Fair Value Measurements and Disclosures” to add separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. The requirement to provide the Level 3 disclosures about purchases, sales, issuances and settlements will be effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 for the separate Level 3 disclosures will only impact disclosures and will not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 only impacted disclosures and did not have a material impact on the Company’s consolidated financial statements.

Significant Accounting Policies Effective Prior to the Adoption of ASC 860 and ASC 810

Credit Card Receivables—Prior to the adoption of ASC 860 and ASC 810, credit card receivables consisted of credit card receivables held for investment, credit card receivables held for sale, if any, and seller’s interest.

In its capacity as a servicer of the credit card receivables, the Company received a servicing fee from the WFN Trusts and the WFC Trust. The Company believed that servicing fees received represented adequate compensation based on the amount demanded by the marketplace. Additionally, these fees were the same as those that would have fairly compensated a substitute servicer should one had been required and, thus, the Company recorded neither a servicing asset nor servicing liability.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Due from securitizations—Due from securitizations included interest-only strips and retained interest in securitization trusts. The Company used a valuation model that calculated the present value of estimated future cash flows for interest-only strips and retained interest in securitization trusts. The model incorporated the Company’s own estimates of assumptions market participants used in determining fair value, including estimates of payment rates, defaults, net charge-offs, discount rates and contractual interest and fees. The interest-only strips and retained interest in securitization trusts were recorded in due from securitizations at their estimated fair values. Changes in the fair value estimates of the interest-only strips were recorded in securitization income. The retained interest in securitization trusts were classified as available-for-sale, and changes in fair value were recorded through other comprehensive (loss) income.

Revenue Recognition

Securitization income—Securitization income represented gains and losses on securitization of credit card receivables and interest income on seller’s interest. The Company recognized $4.2 million and $12.0 million in gains, related to the securitization of new credit card receivable portfolios accounted for as sales during 2009 and 2008, respectively. The Company recorded gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represented an interest-only strip, which consisted of the excess of finance charges and certain other fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the credit card receivables. The amount initially allocated to the interest-only strip at the date of a securitization reflected the allocated original basis of the relative fair values of those interests. The amount recorded for the interest-only strip was reduced for distributions on the interest-only strip, which the Company received from the related trust, and was adjusted for fair value gains or losses on the interest-only strip, which were recorded through earnings and mark to market adjustments to the fair value of the interest-only strip, which were reflected in other comprehensive income. Because there was not a highly liquid market for these assets, management estimated the fair value of the interest-only strip was primarily based upon discount, payment and default rates, which was the method the Company assumed that another market participant used to value the interest-only strip.

In recording and accounting for the interest-only strip, management made assumptions about rates of payments and defaults, which reflected economic and other relevant conditions that affected fair value. Due to subsequent changes in economic and other relevant conditions, the actual rates of payments and defaults generally differed from initial estimates, and these differences could sometimes have been material. If actual payment and default rates were higher than previously assumed, the value of the interest-only strip could have been other than temporarily impaired at which time the decline in the fair value was recorded in earnings.

The Company recognized the implicit forward contract to sell new receivables to the WFN Trusts and the WFC Trust during a revolving period at its fair value at the time of sale. The implicit forward contract was entered into at the market rate and thus, its initial measure was zero at inception. In addition, the Company did not mark the forward contract to fair value in accounting periods following the securitization as management had concluded that the fair value of the implicit forward contract in subsequent periods was not material.

Securitization sales—The Company’s securitization of its credit card receivables involved the sale to a trust and was accomplished primarily through the public and private issuance of asset-backed securities by the qualified special purpose entities. Prior to the adoption of ASC 860, the Company removed credit card receivables from its consolidated balance sheets for those asset securitizations that qualified as sales.

4. ACQUISITIONS

2010 Acquisition:

On July 1, 2010, the Company completed the acquisition of the Direct Marketing Services and Database Marketing divisions of Equifax, Inc. (collectively, “DMS”). The total purchase price was $117.0 million. DMS provides proprietary data-driven, integrated marketing solutions through two complementary offers: database marketing and hosting, and data services, including U.S. consumer demographic information.

The results of operations for DMS have been included since the date of acquisition and are reflected in the Company’s Epsilon segment. The goodwill resulting from the acquisition will be deductible for tax purposes.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the fair values of the assets acquired and liabilities assumed in the DMS acquisition as of July 1, 2010:

As of July 1, 2010
(In thousands)
Other current assets	$893
Property and equipment	2,290
Capitalized software	4,800
Identifiable intangible assets	67,600
Goodwill	43,874
Non-current assets	165
Total assets acquired	119,622
Current liabilities	2,622
Total liabilities assumed	2,622
Net assets acquired	$117,000

2009 Acquisition:

On October 30, 2009, the Company assumed the operations of the Charming Shoppes’ credit card program, including the service center operations associated with Charming Shoppes’ branded card programs, portfolio and securitization master trust. The transaction consisted of purchasing existing accounts and the rights to new accounts along with certain other assets that are required to support the securitization program, including retained certificates and interests, cash collateral accounts and an interest-only strip, totaling a combined $158.9 million. The Company obtained control of the assets and assumed the liabilities on October 30, 2009, and the results of operations have been included since the date of acquisition in the Private Label Services and Credit segment.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Charming Shoppes’ acquisition as of October 30, 2009:

As of October 30, 2009
(In thousands)
Current assets	$24,910
Property and equipment	491
Due from securitization	108,554
Identifiable intangible assets	67,200
Total assets acquired	201,155
Current liabilities	8,500
Deferred tax liability	12,527
Total liabilities assumed	21,027
Net assets acquired	$180,128
Total consideration paid	158,901
Gain on business combination	$21,227

5. DISCONTINUED OPERATIONS

In March 2008, the Company determined that its merchant and utility services businesses were not aligned with the Company’s long-term strategy and committed to a plan of disposition and began exploring the potential sale of these businesses. The sales of these businesses were completed in February 2009. In November 2009, the Company terminated the operation of its credit program for web and catalog retailer VENUE. These dispositions have been treated as a discontinued operation under ASC 205-20, “Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters” and, accordingly, have been reported as discontinued operations in this Annual Report on Form 10-K. The results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

In addition, the Company entered into transition services and co-location agreements to provide such former utility client with certain services or access to certain facilities for varying terms through the fourth quarter of 2010. Subsequently, the Company entered into agreements to outsource the majority of its corporate information technology services to Fujitsu America, Inc. commencing with the third quarter of 2009. Pursuant to those agreements, responsibility for these transition services and co-location agreements has been transferred to Fujitsu America, Inc.

VENUE

The Company recorded a $1.9 million and $17.5 million after-tax loss for the year ended December 31, 2010 and 2009, respectively, related to the termination of its program for web and catalog retailer VENUE, which is reflected in the Private Label Services and Credit segment. VENUE offered high ticket luxury goods sold exclusively through the web and catalogs, with financing (provided by the Company starting in late 2008) that allowed for an interest-free period and installment payments thereafter. The Company believes that negative account selection combined with the recessionary environment were the primary causes of the venture’s insolvency. VENUE was the Company’s only client in this niche retail vertical, and the Company has no plans to participate in any future ventures in this vertical.

Summarized Financial Information

The underlying assets of the discontinued operations for the periods presented in the consolidated financial statements are as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Assets:
Credit card receivables, net	$11,920	$34,623
Assets of discontinued operations	$11,920	$34,623

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the operating results of the discontinued operations.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue	$—	$(10,212)	$173,754
Costs and expenses	(3,000)	(41,919)	(213,906)
Loss before provision for income taxes	(3,000)	(52,131)	(40,152)
Benefit from income taxes	1,099	19,146	14,002
Loss from discontinued operations	$(1,901)	$(32,985)	$(26,150)

6. CREDIT CARD RECEIVABLES

Beginning January 1, 2010, the Company’s credit card securitization trusts, the WFN Trusts and the WFC Trust, were consolidated on the balance sheets of WFNNB, WFCB or their affiliates, including ADSC, under ASC 860 and ASC 810. The WFN Trusts’ and the WFC Trust’s credit card receivables are reported in credit card receivables – restricted for securitization investors.

The table below provides quantitative information about the components of total credit card receivables and delinquencies:

	December 31, 2010	December 31, 2009
	(In thousands)
Principal receivables	$5,116,111	$5,332,777
Billed and accrued finance charges	214,643	155,729
Other receivables	25,669	21,016
Total credit card receivables	5,356,423	5,509,522
Less credit card receivables – restricted for securitization investors	4,795,753	4,838,441
Other credit card receivables	$560,670	$671,081
Principal amount of credit card receivables 90 days or more past due	$130,538	$157,449

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is adequate to absorb probable losses inherent in credit card receivables. In estimating the inherent loan losses for the credit card portfolio, management utilizes a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. In determining the proper level of the allowance for loan loss, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Changes in the allowance for loan loss on credit card receivables for the years ended December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Balance at beginning of period	$54,884	$38,124
Adoption of ASC 860 and ASC 810	523,950	—
Provision for loan loss	387,822	52,259
Recoveries	79,605	4,865
Principal charge-offs	(528,192)	(40,364)
Balance at end of period	$518,069	$54,884

The provision for loan loss expense was $387.8 million for the year ended December 31, 2010. The provision for loan loss expense was $52.3 million and $36.2 million for the years ended December 31, 2009 and 2008, respectively, for the Company’s on-balance sheet credit card receivables, which was netted against securitization income.

Net Charge-Offs

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest and fees and fraud losses. Charged-off interest and fees are recorded in finance charges, net while fraud losses are recorded as an expense. Credit card receivables are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

The net charge-off rate is calculated by dividing net charge-offs for the period by the average credit card receivables for the period. Average credit card receivables represent the average balance of the cardholder receivables at the beginning of each month in the years indicated. The following table presents the Company’s net charge-offs for the years indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)
Average credit card receivables	$5,025,915	$4,359,625	$3,915,658
Net charge-offs of principal receivables	448,587	404,382	286,987
Net charge-offs as a percentage of average credit card receivables	8.9%	9.3%	7.3%

Delinquencies

A credit card account is contractually delinquent if the Company does not receive the minimum payment by the specified due date on the cardholder’s statement. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company will engage collection agencies and outside attorneys to continue those efforts.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the delinquency trends of the Company’s credit card portfolio:

	December 31, 2010	% of Total	December 31, 2009	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$5,116,111	100%	$5,332,777	100%
Principal receivables balances contractually delinquent:
31 to 60 days	87,252	1.7%	97,024	1.8%
61 to 90 days	59,564	1.2	70,423	1.3
91 or more days	130,538	2.5	157,449	3.0
Total	$277,354	5.4%	$324,896	6.1%

Modified Credit Card Receivables

The Company does hold certain credit card receivables for which the terms have been modified. The Company’s modified credit card loans include loans for which temporary hardship concessions have been granted and loans in permanent workout programs. These modified loans include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the loan if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to loans in these programs, there would not be a significant difference in the allowance for loan loss. Credit card receivables for which temporary hardship and permanent concessions were granted comprised less than 3% of the Company’s total credit card receivables at December 31, 2010.

Age of Credit Card Receivables

The following table sets forth, as of December 31, 2010, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts	Percentage of Active Accounts	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,057	23.3%	$995,112	19.4%
13-24 Months	1,751	13.3	721,150	14.1
25-36 Months	1,341	10.2	577,097	11.3
37-48 Months	1,099	8.4	459,336	9.0
49-60 Months	966	7.4	403,591	7.9
Over 60 Months	4,912	37.4	1,959,825	38.3
Total	13,126	100.0%	$5,116,111	100.0%

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2010, 2009 and 2008, the Company’s re-aged accounts represented 2.0%, 1.8%, and 1.9%, respectively, of total credit card receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring model is used as a tool in the underwriting process and for making credit decisions. The proprietary scoring model is based on historical data and requires various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition by obligor credit quality.

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding

	(In thousands, except percentages)
No Score	$83,353	1.6%
12.6% and higher	1,388,386	27.1
3.7% - 12.6%	2,045,915	40.0
1.9% - 3.7%	1,033,316	20.2
Lower than 1.9%	565,141	11.1
Total	$5,116,111	100.0%

Portfolio Acquisitions

In October 2009, WFNNB acquired the existing private label credit card portfolio of Big M, Inc. and entered into a multi-year agreement to provide private label credit card services. The total purchase price was approximately $27.4 million. These assets are included in credit card receivables in the consolidated balance sheets.

In December 2008, WFCB acquired the existing private label credit card portfolio of HSN and entered into a multi-year agreement to provide both private label and co-brand credit card services. The total purchase price was approximately $141.7 million. In 2010, these credit card receivables were securitized to the WFC Trust. These assets are included in credit card receivables in the consolidated balance sheets.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables to the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectible receivables. Upon adoption of ASC 860, these fees were eliminated with the consolidation of the WFN Trusts and the WFC Trust, and are therefore not reflected in the consolidated statements of income as of December 31, 2010.

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31, 2010	December 31, 2009
	(In thousands)
Total credit card receivables – restricted for securitization investors	$4,795,753	$4,838,441
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$117,594	$148,215

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net charge-offs of securitized principal	$398,926	$367,723	$243,852

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

Prior to the adoption of ASC 860 and ASC 810, the Company’s retained interest in its securitization programs, which were carried at fair value, was reported in seller’s interest. Retained interest in securitization trust represented the investment by LoyaltyOne of certain of its redemption settlement assets in subordinated notes sold by the WFN Trusts and the WFC Trust. The carrying values of the Company’s subordinated retained interest were reported in due from securitizations:

	December 31,
	2010	2009
	(In thousands)
Seller’s interest	$—	$297,108

Interest-only strips	—	207,417
Retained interest in securitization trust	—	568,153
Due from securitizations	$—	$775,570

Cash collateral, restricted	$185,754	$216,953

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

Cash collateral, restricted, carried at estimated fair value, represent deposits that are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts and the WFC Trust. The fair value of cash collateral, restricted is based on the weighted average life of the underlying securities and the discount rate. The discount rate is based on a risk adjusted market rate. The amount required to be deposited is approximately 4.4% of the investor’s interest in the WFN Trusts and the WFC Trust. Cash collateral, restricted is generally released proportionately as investors are repaid, although some cash collateral, restricted are released only when investors have been paid in full. None of the cash collateral, restricted was required to be used to cover losses on securitized credit card receivables in the three-year period ended December 31, 2010.

Prior to the adoption of ASC 860 and ASC 810, transfers of credit card receivables to the securitization trusts were treated as sales. Accordingly, the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 were impacted as follows:

Portfolio Sales to the Securitization Trust

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The table below summarizes certain cash flows received from and paid to the securitization trusts when transfers of credit card receivables to the securitization trusts were treated as sales prior to the adoption of ASC 860 and ASC 810:

	Years Ended December 31,
	2009	2008
	(In millions)
Proceeds from collections reinvested in previous credit card securitizations	$4,748.1	$6,619.7
Proceeds from new securitizations	2,844.4	955.4
Proceeds from collections in revolving period transfers	6,290.6	6,211.1
Servicing fees received(1)	72.4	67.6
Cash flows received on the interest that continue to be held by the transferor
Cash flows received on interest-only strip	418.7	485.1
Cash flows received on subordinated notes retained	29.4	9.4
Cash flows received on seller’s interest	60.0	29.2
________________

(1)
Upon adoption of ASC 860, these fees were eliminated with the consolidation of the WFN Trusts and the WFC Trust, and are therefore not reflected in the consolidated statements of income as of December 31, 2010.

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

	December 31, 2010				December 31, 2009
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$74,612	$—	$—	$74,612	$71,641	$—	$—	$71,641
Government bonds	15,235	161	(34)	15,362	41,026	1,205	—	42,231
Corporate bonds(1)	380,605	3,212	(1,363)	382,454	453,447	8,473	(1,788)	460,132
Total	$470,452	$3,373	$(1,397)	$472,428	$566,114	$9,678	$(1,788)	$574,004
________________

(1)
Included in corporate bonds at December 31, 2009 is an investment in retained interests in the WFN Trusts with a fair value of $73.9 million. Upon adoption of ASC 860, these amounts were eliminated with the consolidation of the WFN Trusts, and therefore not reflected in the consolidated balance sheet as of December 31, 2010.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2010 and 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		December 31, 2010 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$10,119	$(34)	$—	$—	$10,119	$(34)
Corporate bonds	128,349	(1,363)	—	—	128,349	(1,363)
Total	$138,468	$(1,397)	$—	$—	$138,468	$(1,397)

	Less than 12 months		December 31, 2009 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	98,448	(1,646)	7,705	(142)	106,153	(1,788)
Total	$98,448	$(1,646)	$7,705	$(142)	$106,153	$(1,788)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of December 31, 2010, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at December 31, 2010 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$184,199	$184,212
Due after one year through five years	286,253	288,216
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$470,452	$472,428

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009
	(In thousands)
Software development and conversion costs	$161,518	$128,305
Computer equipment and purchased software	146,895	107,861
Furniture and fixtures	71,783	54,375
Leasehold improvements	69,152	65,118
Capital leases	46,865	67,336
Construction in progress	5,384	16,665
Total	501,597	439,660
Accumulated depreciation	(330,970)	(274,648)
Property and equipment, net	$170,627	$165,012

Depreciation expense totaled $42.5 million, $41.9 million, and $58.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and includes amortization of capital leases. Amortization associated with capitalized software development and conversion costs totaled $27.2 million, $23.4 million, and $14.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$211,413	$(123,932)	$87,481	5-10 years—straight line
Premium on purchased credit card portfolios	151,430	(63,115)	88,315	3-10 years—straight line, accelerated
Collector database	70,211	(61,075)	9,136	30 years—15% declining balance
Customer database	175,397	(76,002)	99,395	4-10 years—straight line
Noncompete agreements	1,062	(668)	394	2-3 years—straight line
Tradenames	14,169	(5,070)	9,099	5-10 years—straight line
Purchased data lists	20,506	(12,285)	8,221	1-5 years—straight line, accelerated
	$644,188	$(342,147)	$302,041
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$656,538	$(342,147)	$314,391

	December 31, 2009
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$186,428	$(121,540)	$64,888	5-10 years—straight line
Premium on purchased credit card portfolios	155,227	(46,936)	108,291	3-10 years—straight line, accelerated
Collector database	66,541	(56,316)	10,225	30 years—15% declining balance
Customer databases	160,564	(57,043)	103,521	4-10 years—straight line
Noncompete agreements	2,522	(1,986)	536	3-5 years—straight line
Tradenames	11,658	(3,674)	7,984	4 -10 years—straight line
Purchased data lists	17,178	(8,376)	8,802	1-5 years— straight line, accelerated
	$600,118	$(295,871)	$304,247
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$612,468	$(295,871)	$316,597

With the acquisition of DMS, the Company acquired $67.6 million of intangible assets.  These assets included $49.8 million of customer relationships, $15.0 million of customer databases, $2.5 million of trade names and $0.3 million for noncompete agreements. These assets are being amortized over a weighted average life of 7.7 years, 4.0 years, 10.0 years and 2.0 years, respectively. See Note 4, “Acquisition,” for more information on DMS.

In the 2009 acquisition of the Charming Shoppes’ portfolio, the Company acquired $67.2 million of intangible assets. The assets included in premium on purchased credit card portfolios are comprised of a marketing relationship of $48.0 million and a customer relationship of $19.2 million, which are being amortized over a weighted average life of 10 years and 5.1 years, respectively.

Amortization expense related to the intangible assets was approximately $73.5 million, $60.1 million, and $63.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For Years Ending December 31,
(In thousands)
2011	$66,494
2012	60,129
2013	54,074
2014	45,311
2015	30,627
2016 & thereafter	45,406

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, respectively, are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total

	(In thousands)
December 31, 2008	$204,507	$667,551	$261,732	$—	$1,133,790
Effects of foreign currency translation	30,233	2,379	—	—	32,612
Other, primarily final purchase price adjustments	(127)	—	—	—	(127)
December 31, 2009	234,613	669,930	261,732	—	1,166,275
Goodwill acquired during year	—	43,874	—	—	43,874
Effects of foreign currency translation	12,317	(643)	—	—	11,674
December 31, 2010	$246,930	$713,161	$261,732	$—	$1,221,823

The Company completed annual impairment tests for goodwill on July 31, 2010, 2009 and 2008 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2011, unless circumstances exist that indicate that an impairment may have occurred.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)
Accrued payroll and benefits	$92,283	$66,501
Accrued taxes	22,551	2,656
Accrued other liabilities	53,744	58,855
Accrued expenses	$168,578	$128,012

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. DEBT

Debt consists of the following:

Description	December 31, 2010	December 31, 2009	Maturity	Interest Rate
	(In thousands)
Long-term and other debt:
Credit facility	$300,000	$487,000	March 2012		(1)
Senior notes	250,000	250,000	May 2011	6.14%
2009 term loan	161,000	161,000	March 2012		(2)
2010 term loan	236,000	—	March 2012		(3)
Convertible senior notes due 2013	659,371	612,058	August 2013	1.75%
Convertible senior notes due 2014	257,687	238,869	May 2014	4.75%
Capital lease obligations and other debt	5,714	33,425	Various - Jan 2011 – Jul 2013(4)	5.20% to 8.10	% (4)
	1,869,772	1,782,352
Less: current portion	(255,679)	(51,963)
Long-term portion	$1,614,093	$1,730,389

Certificates of deposit:
Certificates of deposit	$859,100	$1,465,000	One month to five years	0.20% to 5.25%
Less: current portion	(442,600)	(772,500)
Long-term portion	$416,500	$692,500

Asset-backed securities debt – owed to securitization investors: (5)
Fixed rate asset-backed term note securities	$1,772,815	$—	Various - Nov 2011 – Jun 2015	3.79% to 7.00%
Floating rate asset-backed term note securities	1,153,500	—	Various - Sept 2011 – Apr 2013	0.39% to 2.76	% (6)
Conduit asset-backed securities	733,827	—	Various - Jun 2011 – Sept 2011	1.80% to 2.61%
Total asset-backed securities – owed to securitization investors	3,660,142	—

Less: current portion	(1,743,827)	—
Long-term portion	$1,916,315	$—
________________

(1)
The Company maintains a $750.0 million unsecured revolving credit facility (the “Credit Facility,”) where advances are in the form of either base rate loans or Eurodollar loans and may be denominated in Canadian dollars, subject to a sublimit, or U.S. dollars. The interest rate for base loans is the higher of (a) the Bank of Montreal’s prime rate, (b) the Federal funds rate plus 0.5%, and (c) the quoted London Interbank Offered Rate (“LIBOR”) as defined in the credit agreement plus 1.0%. The interest rate for Eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Company’s senior leverage ratio as defined in the Credit Facility. Total availability under the Credit Facility at December 31, 2010 was $450.0 million. At December 31, 2010, the weighted average interest rate was 0.66%.

(2)
Advances under the term loan agreement, dated May 15, 2009 (the “2009 Term Loan”), are in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (a) Bank of Montreal’s prime rate; (b) the Federal funds rate plus 0.5%; and (c) LIBOR as defined in the 2009 Term Loan agreement plus 1.0%, in each case plus a margin of 2.0% to 3.0% based upon the Company’s senior leverage ratio as defined in the 2009 Term Loan agreement. The interest rate for Eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 3.0% to 4.0% based on the Company’s senior leverage ratio as defined in the 2009 Term Loan. At December 31, 2010, the weighted average interest rate was 3.27%.

(3)
Advances under the term loan agreement, dated August 6, 2010 (the “2010 Term Loan”), are in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (a) Bank of Montreal’s prime rate; (b) the Federal funds rate plus 0.5%; and (c) LIBOR as defined in the 2010 Term Loan agreement plus 1.0%, in each case plus a margin of 1.5% to 2.5% based upon the Company’s senior leverage ratio as defined in the 2010 Term Loan agreement. The interest rate for Eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 2.5% to 3.5% based on the Company’s senior leverage ratio as defined in the 2010 Term Loan. At December 31, 2010, the weighted average interest rate was 2.76%.

(4)	The Company has other minor borrowings, primarily capital leases, with varying interest rates and maturities.

(5)
Upon adoption of ASC 860 and ASC 810, the Company consolidated on its balance sheets the WFN Trusts and the WFC Trust and their related asset-backed securities debt. See Note 2, “Change in Accounting Principle,” for more information on the adoption of ASC 860 and ASC 810.

(6)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 4.45% at December 31, 2010.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2010, the Company was in compliance with its financial covenants.

Credit Facility

The Company is party to a credit agreement, among it, ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC and Alliance Data Retail Services, LLC, as guarantors, Bank of Montreal, as administrative agent and letter of credit issuer, and various other agents and banks, dated September 29, 2006, as amended (the “Credit Facility”). The Credit Facility provides for a $750.0 million revolving line of credit with a U.S. $50.0 million sublimit for Canadian dollar borrowings and a $50.0 million sublimit for swing line loans. The Credit Facility is unsecured.

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

Senior Notes

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011 (the “Series B Notes”). The Series B Notes accrue interest on the unpaid balance thereof at the rate of 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement includes usual and customary negative covenants and events of default for transactions of this type. The Series B Notes are unsecured. The payment obligations under the Series B Notes are guaranteed by certain of the Company’s existing and future subsidiaries, including ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management, LLC and ADS Foreign Holdings, Inc. Alliance Data Retail Services, LLC became a guarantor of the Series B Notes on December 31, 2010.

2009 Term Loan

On May 15, 2009, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement with Bank of Montreal, as administrative agent, and various other agents and banks (the “2009 Term Loan”). The 2009 Term Loan is unsecured.

In June 2010, the Company amended its 2009 Term Loan to clarify the application of ASC 860 and ASC 810 with respect to the calculation of covenant compliance. In addition, the amendment removed the prepayments that were required beginning June 30, 2010 and now provides that principal payments be paid at maturity, March 30, 2012. On December 31, 2010, Alliance Data Retail Services, LLC became an additional subsidiary guarantor of the 2009 Term Loan.

The 2009 Term Loan contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends; and make investments. The negative covenants are subject to certain exceptions, as specified in the 2009 Term Loan. The 2009 Term Loan also requires the Company to satisfy certain financial covenants, including maximum ratios of total leverage and senior leverage as determined in accordance with the 2009 Term Loan and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the 2009 Term Loan.

2010 Term Loan

On August 6, 2010, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC and Epsilon Data Management, LLC, as guarantors, entered into a term loan agreement with Bank of Montreal, as administrative agent, and various other agents and banks (the “2010 Term Loan”). The 2010 Term Loan is unsecured. Amounts borrowed under the 2010 Term Loan are scheduled to mature on March 30, 2012. On December 31, 2010, Alliance Data Retail Services, LLC became an additional subsidiary guarantor of the 2010 Term Loan.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Convertible Senior Notes

Due 2013

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

The Convertible Senior Notes due 2013 have an initial conversion rate of 12.7392 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $78.50 per share. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. It is the Company’s current intention and policy to settle the principal amount (or the amount of the Company’s conversion obligation, if less) of the Convertible Senior Notes due 2013 in cash upon conversion.

Concurrently with the pricing of the Convertible Senior Notes due 2013 and the exercise of the over-allotment option, the Company entered into convertible note hedge transactions with respect to its common stock (the “2013 Convertible Note Hedges”) with J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch, and Bank of America, N.A., affiliates of two of the initial purchasers (together, the “2013 Hedge Counterparties”). The 2013 Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 10.2 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Senior Notes due 2013.

Separately but also concurrently with the pricing of the Convertible Senior Notes due 2013 and the exercise of the over-allotment option, the Company entered into warrant transactions whereby it sold to the 2013 Hedge Counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 10.2 million shares of its common stock at an initial strike price of approximately $112.14 (the “2013 Convertible Note Warrants”). The 2013 Convertible Note Warrants will be exercisable and will expire in 79 equal tranches of 64,094 warrants and an 80th tranche of 64,102 warrants with respect to each of the 2013 Hedge Counterparties beginning on October 30, 2013 and continuing on each business day through February 25, 2014.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The cost of the 2013 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2013 Convertible Note Warrants, was approximately $107.6 million. The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants are generally expected to offset the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes due 2013 to the extent that the Company’s common stock price does not exceed $112.41 at the time of the exercise of the 2013 Convertible Note Warrants. The Company accounted for the 2013 Convertible Note Hedges and 2013 Convertible Note Warrants in accordance with the guidance in ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity.” The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants meet the requirements under ASC 815-40 to be accounted for as equity instruments. Accordingly, the cost of the 2013 Convertible Note Hedges and the proceeds from the sale of the 2013 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2010.

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

Concurrently with the pricing of the Convertible Senior Notes due 2014 and the exercise of the over-allotment option, the Company entered into convertible note hedge transactions with respect to its common stock with the following affiliates of three of the initial purchasers: J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch; Bank of America, N.A.; and Barclays Capital Inc., as agent for Barclays Bank PLC (together, the “2014 Hedge Counterparties”), which cover, subject to customary anti-dilution adjustments, approximately 7.3 million shares of the Company’s common stock at an initial strike price equal to the initial conversion price of the Convertible Senior Notes due 2014 (the “2014 Convertible Note Hedges”).

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The cost of the 2014 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2014 Convertible Note Warrants, was approximately $50.7 million. The Company accounted for the 2014 Convertible Note Hedges and 2014 Convertible Note Warrants as equity instruments in accordance with the guidance in ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity.” Accordingly, the cost of the 2014 Convertible Note Hedges and the proceeds from the sale of the 2014 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2010.

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

The table below summarizes the carrying value of the components of the convertible senior notes:

	December 31,
	2010	2009
	(In thousands)
Carrying amount of equity component	$368,678	$368,678
Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(232,942)	(299,073)
Net carrying value of liability component	$917,058	$850,927
If-converted value of common stock	$1,243,605	$1,130,852

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which is a weighted-average period of 2.8 years.

Interest expense on the convertible senior notes recognized in the Company’s consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Interest expense calculated on contractual interest rate	$30,475	$23,556	$5,948
Amortization of discount on liability component	66,131	52,677	16,928
Total interest expense on convertible senior notes	$96,606	$76,233	$22,876
Effective interest rate (annualized)	11.0%	11.0%	9.7%

Certificates of Deposit

Terms of the certificates of deposit range from one month to five years with annual interest rates ranging from 0.20% to 5.25%, in each case, at December 31, 2010 and December 31, 2009. Interest is paid monthly and at maturity.

Asset-backed Securities – Owed to Securitization Investors

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Asset-backed Term Notes

In September 2004, Master Trust I issued $450.0 million of term asset-backed securities to investors. The offering consisted of $355.5 million of Class A Series 2004-C asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.20% spread per year, $16.9 million of Class M Series 2004-C asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.40% spread per year, $21.4 million of Class B Series 2004-C asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.60% spread per year and $56.2 million of Class C Series 2004-C asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 1.25% spread per year. The variable interest rates are swapped to a specified fixed interest rate of 2.15% and 1.41%, plus the respective spread percentage for each note, for interest periods March 15, 2010 to March 14, 2011 and March 15, 2011 to maturity, respectively. These notes will mature in September 2011.

In April 2006, Master Trust I issued $500.0 million of term asset-backed securities to investors. The offering consisted of $395.0 million of Class A Series 2006-A asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.13% spread per year, $18.8 million of Class M Series 2006-A asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.21% spread per year, $23.7 million of Class B Series 2006-A asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.35% spread per year and $62.5 million of Class C Series 2006-A asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.60% spread per year. The variable interest rates are swapped to a specified fixed interest rate of 5.32%, plus the respective spread percentage for each note. These notes will mature in April 2013.

In April 2009, Master Trust I issued $708.9 million of term asset-backed securities to investors, including those participating in the U.S. government’s Term Asset-Backed Securities Loan Facility, or TALF, program. The offering consisted of $560.0 million of Class A Series 2009-A asset-backed term notes that have a fixed interest rate of 4.60% per year, $26.6 million of Class M Series 2009-A asset-backed notes that have a fixed interest rate of 6.00% per year, $33.7 million of Class B Series 2009-A asset-backed term notes that have a fixed interest rate of 7.50% per year and $88.6 million of Class C Series 2009-A asset-backed term notes that have a fixed interest rate of 9.00% per year. These notes will mature in November 2011. As part of this transaction, the Company retained all of the $148.9 million of subordinated classes of notes. With the consolidation of the WFN Trusts, the retained subordinated classes of notes are eliminated from the consolidated financial statements.

In August 2009, Master Trust I issued $949.3 million of term asset-backed securities to investors, including those participating in the U.S. government’s TALF program. The offering consisted of $500.0 million of Series 2009-B asset-backed term notes (the “2009 Series B Notes”), $139.2 million of Series 2009-C asset-backed term notes (the “2009 Series C Notes”) and $310.1 million of Series 2009-D asset-backed term notes (the “2009 Series D Notes”). The 2009 Series B Notes will mature in July 2012 and are comprised of $395.0 million of Class A notes that have a fixed interest rate of 3.79% per year and $18.7 million of Class M, $23.8 million of Class B, and $62.5 million of Class C zero-coupon bonds which were retained by the Company. The 2009 Series C Notes matured and were repaid in July 2010. The 2009 Series D Notes will mature in July 2013 and are comprised of $245.0 million of Class A notes that have a fixed interest rate of 4.66% per year and $11.6 million of Class M, $14.7 million of Class B, and $38.8 million of Class C zero-coupon bonds which were retained by the Company. With the consolidation of the WFN Trusts, the retained subordinated classes of notes are eliminated from the consolidated financial statements.

In October 2009, as part of the Charming Shoppes acquisition, the Company assumed operations associated with Charming Shoppes’ securitization master trust which, in 2007, issued $320.0 million of asset-backed securities to investors. The offering consisted of $211.2 million of Class A Series 2007-1 asset-backed term notes (the “2007 Series A Notes”), $19.2 million of Class M Series 2007-1 asset-backed term notes (the “2007 Series M Notes”), $30.4 million of Class B Series 2007-1 asset-backed term notes (the 2007 Series B Notes”), $28.8 million of Class C Series 2007-1 asset-backed term notes (“2007 Series C Notes”), and $30.4 million of Class D Series 2007-1 asset-backed term notes (the “2007 Series D Notes”). The 2007 Series A Notes will mature in November 2012 and are comprised of $153.8 million of Class A-1 notes that have a variable interest rate based on LIBOR as defined in the offering plus a 1.25% spread per year, swapped to a specified fixed interest rate of 5.06% plus the respective spread percentage, and $57.4 million of Class A-2 notes that have a fixed interest rate of 6.15%. The 2007 Series M Notes will mature in December 2012 and are comprised of $4.0 million of Class M-1 notes that have a variable interest rate based on LIBOR as defined in the offering plus a 1.65% spread per year, swapped to a specified fixed interest rate of 5.08% plus the respective spread percentage, and $15.2 million of Class M-2 notes that have a fixed interest rate of 6.56%. The 2007 Series B Notes will mature in January 2013 and are comprised of $16.9 million of Class B-1 notes that have a variable interest rate based on LIBOR as defined in the offering plus a 2.00% spread per year, swapped to a specified fixed interest rate of 5.08% plus the respective spread percentage, and $13.5 million of Class B-2 notes that have a fixed interest rate of 6.91%. The 2007 Series C Notes will mature in February 2013 and have a variable interest rate based on LIBOR as defined in the offering plus a 2.50% spread per year. The 2007 Series D Notes were retained by the Company and, with the consolidation of the WFN Trusts, are eliminated from the consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In March 2010, Master Trust II issued $100.8 million of term asset-backed securities to investors. The offering consisted of $65.0 million of Class A Series 2010-1 asset-backed notes that have a fixed interest rate of 4.16% per year, $9.8 million of Class M Series 2010-1 asset-backed notes that have a fixed interest rate of 5.25% per year, $6.6 million of Class B Series 2010-1 asset-backed notes that have a fixed interest rate of 6.25% per year, $11.6 million of Class C Series 2010-1 asset-backed notes that have a fixed interest rate of 7.00% per year and $7.8 million of Class D Series 2010-1 zero-coupon notes which were retained by the Company. The Class A notes will mature in November 2012, the Class M notes will mature in December 2012, the Class B notes will mature in January 2013, the Class C notes will mature in February 2013 and the Class D notes will mature in March 2013. With the consolidation of the WFN Trusts, the Class D Series 2010-1 notes are eliminated from the consolidated financial statements.

In July 2010, Master Trust I issued $450.0 million of term asset-backed securities to investors in a public offering. The offering consisted of $355.5 million of Class A Series 2010-A asset-backed notes that have a fixed interest rate of 3.96% per year, $16.9 million of Class M Series 2010-A asset-backed notes that have a fixed interest rate of 5.20% per year, $21.4 million of Class B Series 2010-A asset-backed notes that have a fixed interest rate of 6.75% per year and $56.2 million of Class C Series 2010-A asset-backed notes that have a fixed interest rate of 5.00% per year. The Class A, Class M, Class B and Class C notes will all mature in June 2015. The Class C Series 2010-A notes were retained by the Company. With the consolidation of the WFN Trusts, the Class C Series 2010-A notes are eliminated from the consolidated financial statements.

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

Maturities

Debt at December 31, 2010 matures as follows (in thousands):

2011	$2,442,106
2012	1,618,748
2013 (1)	1,691,952
2014 (2)	447,200
2015	421,950
Thereafter	—
Total maturities	6,621,956
Unamortized discount on convertible senior notes	(232,942)
$6,389,014
________________

(1)	Includes $805.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2013.
(2)	Includes $345.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2014.

Derivative Financial Instruments

As part of its interest rate risk management program, the Company may enter into derivative financial instruments with institutions that are established dealers and manage its exposure to changes in fair value of certain obligations attributable to changes in LIBOR.

The credit card securitization trusts enter into derivative financial instruments, which include both interest rate swaps and an interest rate cap, to mitigate their interest rate risk on a related financial instrument or to lock the interest rate on a portion of their variable asset-backed securities debt.

Effective January 1, 2010, the derivative financial instruments of the credit card securitization trusts were consolidated on the Company’s balance sheets under ASC 860 and ASC 810. These interest rate contracts involve the receipt of variable rate amounts from counterparties in exchange for the Company making fixed rate payments over the life of the agreement without the exchange of the underlying notional amount. These interest rate contracts are not designated as hedges. Such contracts are not speculative and are used to manage interest rate risk, but do not meet the specific hedge accounting requirements of ASC 815, “Derivatives and Hedging.”

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at December 31, 2010 in the consolidated balance sheets:

	Notional Amount (in thousands)	Weighted Average Years to Maturity
Interest rate contracts not designated as hedging instruments	$ 1,153,500	1.72

	Balance Sheet Location	Fair Value (in thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$4,574
Interest rate contracts not designated as hedging instruments	Other liabilities	$65,257

The following table identifies the classification of the Company’s outstanding interest rate contracts for the year ended December 31, 2010 in the consolidated statements of income:

For the year ended December 31, 2010	Income Statement Location	Gain on Derivative Contracts (in thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$8,725

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2010, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At December 31, 2010, these thresholds were not breached and no amounts were held as collateral by the Company.

12. DEFERRED REVENUE

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received at issuance is deferred. The Company allocates the proceeds from the issuance of AIR MILES reward miles into two components as follows:

•
Redemption element. The redemption element is the larger of the two components. Revenue related to the redemption element is based on the estimated fair value. For this component, revenue is recognized at the time an AIR MILES reward mile is redeemed, or for those AIR MILES reward miles that are estimated to go unredeemed by the collector base, known as “breakage,” over the estimated life of an AIR MILES reward mile. The Company’s estimate of breakage is 28%.

•
Service element. The service element consists of marketing and administrative services provided to sponsors. Revenue related to the service element is determined using the residual method in accordance with ASC 605-25. It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile.

Under certain of the Company’s contracts, a portion of the proceeds is paid to the Company upon the issuance of an AIR MILES reward mile and a portion is paid at the time of redemption and therefore, the Company does not have a redemption obligation related to these contracts. Revenue is recognized at the time of redemption and is not reflected in the reconciliation of the redemption obligation detailed below.  Under such contracts, the proceeds received at issuance are initially deferred as service revenue and revenue is recognized pro rata over the estimated life of an AIR MILES reward mile. Amounts for revenue related to the redemption element and service element are recorded in redemption revenue and transaction revenue, respectively, in the consolidated statements of income.

In May 2008, LoyaltyOne secured a comprehensive long-term renewal and expansion agreement with Bank of Montreal (“BMO”), as a sponsor in its AIR MILES Reward Program, pursuant to which BMO transferred to the Company the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by BMO as a sponsor. Historically, due to the nature of their contractual arrangement, miles issued by BMO have been excluded from the Company’s estimate of breakage as BMO had the responsibility of redemption, and therefore, no breakage estimate was required. However, changing the nature of the agreement required the Company to include these miles in its analysis, which impacted the redemption rate and the Company’s estimate of breakage. After evaluating the impact of this transaction, the Company changed its estimate of breakage from approximately one-third to 28%. The change in estimate had no impact on the total redemption liability, but reduced the amount of deferred breakage within the redemption liability that is expected to be recognized over the expected life of the mile.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company received $369.9 million in cash consideration for the assumption of the liability.  The Company established a redemption liability for the AIR MILES reward miles expected to be redeemed at the fair value of an AIR MILES reward mile.  The excess consideration received was also deferred as part of the redemption liability and amortized through redemption revenue as these AIR MILES reward miles were redeemed, or approximately 27 months. The excess consideration was fully amortized as of September 30, 2010. The net result of the transaction (the excess consideration less the reduction in deferred breakage) was a gain of approximately $56 million. This excess consideration was deferred and amortized into redemption revenue over approximately 27 months. The reduction in breakage would have amortized into redemption revenue over 42 months.

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2008	$251,172	$744,462	$995,634
Cash proceeds	159,181	452,837	612,018
Revenue recognized	(144,518)	(468,682)	(613,200)
Other	—	(3,889)	(3,889)
Effects of foreign currency translation	40,501	115,082	155,583
December 31, 2009	306,336	839,810	1,146,146
Cash proceeds	187,398	501,474	688,872
Revenue recognized	(171,644)	(511,416)	(683,060)
Other	—	5,673	5,673
Effects of foreign currency translation	17,424	46,187	63,611
December 31, 2010	$339,514	$881,728	$1,221,242
Amounts recognized in the consolidated balance sheets:
Current liabilities	$162,741	$881,728	$1,044,469
Non-current liabilities	$176,773	$—	$176,773

13. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $164.5 million at December 31, 2010, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

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

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $54.4 million, $53.5 million, and $54.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2008, the Company entered into certain sale-leaseback transactions that resulted in proceeds of approximately $34.2 million and a deferred gain of $13.1 million. The leases have been reflected as capital lease obligations and the gain is being amortized over the expected lease term in proportion to the leased assets. The Company did not enter into any sale-leaseback transactions for the years ended December 31, 2010 and 2009.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2010, are:

Year	Operating Leases	Capital Leases
	(In thousands)
2011	$49,463	$3,988
2012	42,677	23
2013	33,000	14
2014	27,420	—
2015	24,776	—
Thereafter	68,867	—
Total	$246,203	4,025
Less amount representing interest		(65)
Total present value of minimum lease payments		$3,960

Regulatory Matters

WFNNB is a national banking association and a limited purpose credit card bank and is regulated, supervised and examined by the Office of the Comptroller of the Currency (“OCC’), its primary regulator. WFNNB is also subject to regulation by the Board of the Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”).

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

Quantitative measures established by regulations to ensure capital adequacy require WFNNB to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNNB is considered well capitalized. As of December 31, 2010, WFNNB’s Tier 1 capital ratio was 12.7%, total capital ratio was 19.4% and leverage ratio was 11.9%, and WFNNB was not subject to a capital directive order.

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

On July 15, 2010, the OCC approved an application filed by WFNNB to change the location of the bank to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. Neither the name of the bank nor any of its assets, liabilities or contemplated business purposes will change as a result of the merger. The merger was completed in August 2010.

The Company’s industrial bank, WFCB, is authorized to do business by the State of Utah and the FDIC. WFCB is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan loss. While the consequence of losing the WFCB authority to do business would be significant, the Company believes that the risk of such loss is minimal as a result of the precautions it has taken and the management team it has in place.

Cardholders

The Company’s Private Label Services and Credit segment is active in originating private label and co-branded credit cards in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2010, the Company had approximately 31.0 million cardholders, having unused lines of credit averaging $1,009 per account.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material adverse affect on its business or financial condition, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On January 27, 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $275.1 million of the Company’s outstanding common stock, from February 5, 2010 through December 31, 2010. On September 13, 2010, the Company’s Board of Directors authorized a new stock repurchase program, replacing the repurchase program authorized in January 2010, to acquire up to $400.0 million of the Company’s outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the years ended December 31, 2010 and 2009, the Company acquired a total of 2,503,476 and 12,699,988 shares, respectively, of its common stock for approximately $148.7 million and $520.8 million, respectively.  The 2009 share repurchases included 1,857,400 shares purchased under prepaid forward contracts for approximately $74.9 million, which shares are to be delivered over a settlement period in 2014. For the year ended December 31, 2008, the Company acquired a total of 17,198,408 shares of its common stock for approximately $1,000.9 million.

Stock Compensation Plans

The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.

On March 31, 2005, the Company’s Board of Directors adopted the 2005 Long Term Incentive Plan, which was subsequently approved by the Company’s stockholders on June 7, 2005 and became effective July 1, 2005. This plan reserved 4,750,000 shares of common stock for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other performance-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates. On September 24, 2009, the Company’s Board of Directors amended the 2005 long term incentive plan to provide that, in addition to settlement in shares of the Company’s common stock or other securities, equity awards may be settled in cash. No more grants may be made from the 2005 long-term incentive plan, which expired on June 30, 2010.

On March 25, 2010, the Company’s Board of Directors adopted the 2010 Omnibus Incentive Plan, which was subsequently approved by the Company’s stockholders on June 8, 2010. The 2010 Omnibus Incentive Plan became effective July 1, 2010 and expires on June 30, 2015. This plan reserves 3,000,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options.

Terms of all awards under the 2010 Omnibus Incentive Plan are determined by the Board of Directors or the compensation committee of the Board of Directors or its designee at the time of award.

Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cost of operations	$27,608	$29,256	$29,843
General and administrative	22,486	24,356	18,891
Total	$50,094	$53,612	$48,734

Stock-based compensation expense for the Company’s merchant services and utility services businesses and web and catalog retailer VENUE was approximately $0.1 million and $5.6 million for the years ended December 31, 2009 and 2008, respectively. These amounts have been included in the loss from discontinued operations in the consolidated statements of income. There was no stock-based compensation expense related to discontinued operations in the year ended December 31, 2010.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. The Company revised its annual forfeiture rate from 8% to 5% in 2010 as actual forfeitures have been less than anticipated. Accordingly, in December 2010, the Company recognized an additional $5.9 million of stock compensation expense related to the revision of its annual forfeiture rate. As of December 31, 2010, there was approximately $35.2 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock Awards

During 2010, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock units is estimated on the date of grant. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest if specified performance measures tied to the Company’s financial performance are met and then ratably over a three year period.

	Performance- Based	Service- Based	Total
Balance at December 31, 2007	228,576	872,558	1,101,134
Shares granted	1,791,742	1,481,266	3,273,008
Shares vested	(187,106)	(421,733)	(608,839)
Shares cancelled	(16,022)	(195,391)	(211,413)
Balance at December 31, 2008	1,817,190	1,736,700	3,553,890
Shares granted	725,519	162,248	887,767
Shares vested	(580,850)	(684,492)	(1,265,342)
Shares cancelled	(235,102)	(75,445)	(310,547)
Balance at December 31, 2009	1,726,757	1,139,011	2,865,768
Shares granted	393,900	210,026	603,926
Shares vested	(240,941)	(544,093)	(785,034)
Shares cancelled	(92,243)	(31,219)	(123,462)
Balance at December 31, 2010 (1)	1,787,473	773,725	2,561,198
Outstanding and Expected to Vest (2)			1,499,840
________________

(1)	Includes 946,343 performance-based restricted stock units at December 31, 2010 which are not expected to vest.

(2)	Reflects the Company’s revised annual forfeiture rate of 5%.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The weighted average grant-date fair value per share was $62.35 for restricted stock unit awards granted for the year ended December 31, 2010. The weighted-average remaining contractual life for unvested restricted stock units was 1.3 years at December 31, 2010. The Company revised its estimated annual forfeiture rate from 8% to 5% which impacted the number of restricted stock awards outstanding and expected to vest.

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

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant. The fair value of each option award is estimated on the date of grant using a binomial lattice model. No stock option awards were granted during the years ended December 31, 2010, 2009 and 2008.

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balance at December 31, 2007	4,606	$33.98	3,327	$28.19
Granted	—	—
Exercised	(833)	60.13
Forfeited	(159)	52.75
Balance at December 31, 2008	3,614	$32.90	3,245	$30.39
Granted	—	—
Exercised	(1,070)	57.85
Forfeited	(63)	50.89
Balance at December 31, 2009	2,481	$36.05	2,380	$34.90
Granted	—	—
Exercised	(1,040)	30.00
Forfeited	(19)	62.81
Balance at December 31, 2010	1,422	$40.12	1,422	$40.12
Vested and Expected to Vest (1)	1,422	$40.12
________________

(1)	All options outstanding at December 31, 2010 are vested and there were no remaining options expected to vest.

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $42.3 million, $35.7 million and $20.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company received cash proceeds of approximately $31.2 million from stock options exercised during the year ended December 31, 2010.

All options outstanding as of December 31, 2010 are vested and exercisable. The aggregate intrinsic value of these stock options as of December 31, 2010 was approximately $44.0 million. The weighted average remaining contractual life of stock options exercisable vested and expected to vest as of December 31, 2010 was approximately 3.5 years.

15. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the year ended December 31, 2010, the Company issued 57,116 shares of common stock under the ESPP at a weighted-average issue price of $55.68. Since its adoption, 852,871 shares of common stock have been issued under the ESPP.

2010 Omnibus Incentive Plan

At the June 8, 2010 annual meeting of stockholders, the Company’s stockholders approved the 2010 Omnibus Incentive Plan. The 2010 plan authorizes the compensation committee to grant cash-based and other equity-based or equity-related awards, including deferred stock units and fully-vested shares.  The maximum cash amount that may be awarded to any single participant in any one calendar year may not exceed $7.5 million.

401(K) Retirement Savings Plan

The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. Contributions made by employees or by the Company to the 401(k) and Retirement Savings Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan covers U.S. employees, who are at least 21 years old, of ADS Alliance Data Systems, Inc., one of the Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts this 401(k) and Retirement Savings Plan. The Company, and all of its U.S. subsidiaries, is currently covered under the 401(k) and Retirement Savings Plan.

The Company amended its 401(k) and Retirement Savings Plan effective January 1, 2008 to better benefit the majority of Company employees. The 401(k) and Retirement Savings Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the 401(k) and Retirement Savings Plan immediately upon joining the Company and after six months of employment begin receiving company matching contributions. In addition, seasonal or “on-call” employees must complete a year of eligibility service before they may participate in the 401(k) and Retirement Savings Plan. On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar an employee contributes is matched for savings of more than three percent and up to five percent of pay. All company matching contributions are immediately vested. In addition to the company match, the Company may make an additional annual discretionary contribution based on the Company’s profitability. This contribution, subject to Board of Director approval, is based on a percentage of pay and is subject to a separate three-year vesting schedule. The discretionary contribution vests in full upon achieving three years of service for participants with less than three years of service. All of these contributions vest immediately if the participating employee has more than three years of service, attains age 65, becomes disabled, dies or if the 401(k) and Retirement Savings Plan terminates. Company matching and discretionary contributions for the years ended December 31, 2010, 2009 and 2008 were $8.8 million, $12.4 million, and $15.7 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2010, 881,243 of such shares remain available for issuance.

Registered Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the LoyaltyOne, Inc. Registered Retirement Savings Plan and Locked-in Retirement Account, or RRSP, which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the RRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the RRSP. Employee contributions may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible RRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan, or DPSP, is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the RRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter beginning January 1, April 1, July 1 or October 1 next following twelve months of employment. On the first five percent of savings, the Company matches dollar-for-dollar. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the RRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of two continuous years of DPSP contributions. LoyaltyOne matching and discretionary contributions for the years ended December 31, 2010, 2009 and 2008 were $1.8 million, $1.5 million, and $1.4 million, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Executive Deferred Compensation Plan and the Canadian Supplemental Executive Retirement Plan

The Company also maintains an Executive Deferred Compensation Plan (“EDCP”). The EDCP provides an opportunity for a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their regular compensation and bonuses payable for services rendered and to receive certain employer contributions.

The Company provides a Canadian Supplemental Executive Retirement Plan (“SERP”) for a defined group of management and highly compensated employees of Loyalty One, Inc., one of the Company’s wholly-owned subsidiaries. Similar to the EDCP, participants may defer on a pre-tax basis a portion of their compensation and bonuses payable for services rendered and to receive certain employer contributions.

16. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net income	$193,737	$143,734	$206,402
Adoption of ASC 860 and ASC 810 (1)	55,881	—	—
Unrealized loss on securities available-for-sale	(12,939)	(23,912)	(45,349)
Reclassification adjustment for the foreign currency translation gain realized upon the sale of the utility services business	—	—	(7,535)
Foreign currency translation adjustments (2)	(11,701)	6,020	(19,005)
Total comprehensive income, net of tax	$224,978	$125,842	$134,513
________________

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

(2)	Primarily related to the impact of changes in the Canadian currency exchange rate.

The components of accumulated other comprehensive income are as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Unrealized loss on securities available-for-sale	$(75,963)	$(63,024)
Adoption of ASC 860 and ASC 810	55,881	—
Unrealized foreign currency loss	(14,418)	(2,717)
Total accumulated other comprehensive loss	$(34,500)	$(65,741)

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17. INCOME TAXES

The Company files a consolidated federal income tax return.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Components of income from continuing operations before income taxes:
Domestic	$159,227	$127,939	$235,019
Foreign	151,663	135,007	145,132
Total	$310,890	$262,946	$380,151
Components of income tax expense are as follows:
Current
Federal	$17,940	$4,645	$27,409
State	9,341	3,586	10,167
Foreign	68,910	60,521	88,939
Total current	96,191	68,752	126,515
Deferred
Federal	20,354	653	48,157
State	937	4,889	1,352
Foreign	(2,230)	11,933	(28,425)
Total deferred	19,061	17,475	21,084
Total provision for income taxes	$115,252	$86,227	$147,599

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Expected expense at statutory rate	$108,812	$92,031	$133,053
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	6,680	5,280	10,277
Foreign earnings at other than United States rates	(6,320)	(3,137)	(2,697)
Non-deductible expenses	4,626	4,625	4,705
State law changes, net of federal expense	—	228	(2,790)
Canadian tax rate reductions	11,209	14,159	2,727
Tax credits	(3,156)	(8,333)	(791)
Non-taxable gain on business acquisition	—	(7,429)	—
Reduction of prior year tax positions	(7,326)	(6,550)	—
Lapse of statute of limitations	(1,145)	(4,891)	—
Other	1,872	244	3,115
Total	$115,252	$86,227	$147,599

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets
Deferred revenue	$155,024	$143,232
Allowance for doubtful accounts	199,915	31,348
Net operating loss carryforwards and other carryforwards	166,873	195,273
Derivatives	26,599	—
Depreciation	3,685	8,053
Stock-based compensation and other employee benefits	19,799	17,216
Fair value adjustments	3,626	31,895
Accrued expenses and other	26,518	25,188
Total deferred tax assets	602,039	452,205
Valuation allowance	(92,699)	(116,132)
Deferred tax assets, net of valuation allowance	509,340	336,073
Deferred tax liabilities
Deferred income	$166,029	$90,963
Convertible note hedges	20,277	25,498
Servicing rights	—	72,513
Intangible assets	79,701	90,356
Total deferred tax liabilities	266,007	279,330
Net deferred tax asset	$243,333	$56,743
Amounts recognized in the consolidated balance sheets:
Current assets	$279,752	$197,455
Non-current assets	$46,218	$—
Non-current liabilities	$82,637	$140,712

On January 1, 2010, the Company’s deferred tax asset increased by approximately $197.2 million as a result of the adoption of ASC 860 and ASC 810.

At December 31, 2010, the Company has approximately $57.3 million of U.S. federal net operating loss carryovers (“NOLs”), approximately $11.9 million of capital losses, and approximately $105.7 million of tax credits (“credits”), which expire at various times through the year 2024. Included in the $105.7 million of credits are foreign tax credits resulting from distributions of foreign affiliates. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs and approximately $1.3 million of tax credits are subject to an annual limitation. The Company believes it is more likely than not that a portion of the federal NOLs and credits will expire before being utilized. Therefore, in accordance with ASC 740-10, “Income Taxes—Overall—Initial Measurement,” the Company has established a valuation allowance on the portion of NOLs and credits that the Company expects to expire prior to utilization. The Company also believes it is more likely than not that the capital losses and a portion of the credits not subject to Section 382 limitations will expire before being utilized. Therefore, the Company has established a valuation allowance against the total amount of the capital losses and against the portion of the credits that are expected to expire prior to utilization.

At December 31, 2010, the Company has state income tax NOLs of approximately $472.1 million, state capital losses of approximately $11.9 million, and state credits of approximately $6.5 million available to offset future state taxable income. The state NOLs, capital losses and credits will expire at various times through the year 2030. The Company believes it is more likely than not that the capital losses and a portion of the state NOLs and credits will expire before being utilized. Therefore, in accordance with ASC 740-10, the Company has established a valuation allowance against the total amount of capital losses and against the portion of NOLs and credits that the Company expects to expire prior to utilization.

Should certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

The Company realized a reduction in its foreign tax credit and a corresponding reduction in its valuation allowance during 2010. The Company’s valuation allowance further decreased as a result of capital loss utilization for which a valuation allowance was previously recorded.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital. The net tax impact resulting from the exercise of employee stock options and other employee stock programs that was recorded in additional paid-in capital was approximately $12.5 million, $1.9 million and $(2.3) million for the years 2010, 2009 and 2008, respectively. The Company also recorded tax impacts of approximately $12.3 million and $18.0 million in additional paid-in capital for the years ended December 31, 2009 and 2008, respectively, to establish deferred tax liabilities associated with the 2013 and 2014 Convertible Note Hedges.

The Canadian government has enacted laws that reduce the corporate income tax rates for years beginning in 2008. The first of these laws was enacted in June 2006 and another was enacted in December 2007. In December 2009, the Ontario government enacted a law to reduce the corporate income tax rates for years beginning in 2010. As a result of these rate reductions, the Company was required to book additional expense to reduce the net deferred tax asset in Canada related to the future lower income tax rates. The Company recorded $11.2 million, $14.2 million and $2.7 million of income tax expense for the years 2010, 2009 and 2008, respectively, related to these rate reductions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$66,330
Increases related to prior years’ tax positions	9,527
Decreases related to prior years’ tax positions	(16,190)
Increases related to current year tax positions	5,250
Settlements during the period	(2,560)
Lapses of applicable statute of limitations	(11,210)
Balance at December 31, 2009	$51,147
Increases related to prior years’ tax positions	2,391
Decreases related to prior years’ tax positions	(2,337)
Increases related to current year tax positions	5,957
Settlements during the period	(2,026)
Lapses of applicable statute of limitations	(932)
Balance at December 31, 2010	$54,200

Included in the balance at December 31, 2010 are tax positions reclassified from deferred tax liabilities. Deductibility is highly certain for these tax positions but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $15.8 million at December 31, 2010. For the year ended December 31, 2010, the Company released approximately $1.0 million in potential interest and penalties with respect to unrecognized tax benefits.

If recognized at some point in the future, the unrecognized tax benefits would favorably impact the effective tax rate by approximately $35.5 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company are no longer subject to United States Federal or state and local income tax examinations for years before 2007 and are no longer subject to foreign income tax examinations by tax authorities for years before 2006.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18. FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$139,114	$139,114	$213,378	$213,378
Trade receivables, net	260,945	260,945	225,212	225,212
Seller’s interest	—	—	297,108	297,108
Credit card receivables, net	4,838,354	4,838,354	616,298	616,298
Redemption settlement assets, restricted	472,428	472,428	574,004	574,004
Due from securitizations	—	—	775,570	775,570
Cash collateral, restricted	185,754	185,754	216,953	216,953
Financial liabilities
Accounts payable	121,856	121,856	103,891	103,891
Asset-backed securities debt – owed to securitization investors	3,660,142	3,711,263	—	—
Debt, including certificates of deposit	2,728,872	3,276,529	3,247,352	3,408,039
Derivatives financial instruments	69,831	69,831	—	—

Fair Value of Assets and Liabilities Held at December 31, 2010

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity.

Credit card receivables, net — The carrying amount of credit card receivables, net approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates.

Redemption settlement assets, restricted — Fair value for securities is based on quoted market prices for the same or similar securities.

Cash collateral, restricted — The spread deposits are recorded at their fair value based on discounted cash flow models. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.

Asset-backed securities debt – owed to securitization investors — The fair value is estimated based on the current rates available to the Company for similar debt instruments with similar remaining maturities.

Debt, including certificates of deposit — The fair value is estimated based on the current rates available to the Company for similar debt instruments with similar remaining maturities.

Derivative financial instruments —The valuation of these instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Assets and Liabilities Held at December 31, 2009

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments which were subsequently reclassified, derecognized or eliminated upon consolidation of the WFN Trusts and the WFC Trust as a result of the adoption of ASC 860 and ASC 810 as disclosed herein:

Seller’s interest —Seller’s interest was carried at an allocated carrying amount based on their fair value. The Company determined the fair value of its seller’s interest through discounted cash flow models. The estimated cash flows used included assumptions related to rates of payments and defaults, which reflected economic and other relevant conditions. The discount rate used was based on an interest rate curve that was observable in the market place plus an unobservable credit spread. With the consolidation of the WFN Trusts and the WFC Trust on January 1, 2010, seller’s interest has been eliminated.

Due from securitizations — The retained interest and interest-only strips were recorded at their fair value. The Company used a valuation model that calculated the present value of estimated future cash flows for each asset which incorporated the Company’s own estimates of assumptions market participants used in determining fair value, including estimates of payment rates, defaults, net charge-offs, discount rates and contractual interest and fees. With the consolidation of the WFN Trusts and the WFC Trust on January 1, 2010, due from securitizations has been derecognized or eliminated.

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

The following tables provide the assets carried at fair value measured on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010 Using
	Balance at December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$15,362	$—	$15,362	$—
Corporate bonds (1)	382,454	164,706	217,748	—
Other available-for-sale securities (2)	104,916	86,881	18,035	—
Cash collateral, restricted	185,754	—	—	185,754
Total assets measured at fair value	$688,486	$251,587	$251,145	$185,754

Derivative financial instruments (3)	$69,831	$—	$69,831	—
Total liabilities measured at fair value	$69,831	$—	$69,831	$—

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

		Fair Value Measurements at December 31, 2009 Using
	Balance at December 31, 2009	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$42,231	$16,676	$25,555	$—
Corporate bonds (1)	460,132	308,668	77,598	73,866
Other available-for-sale securities (2)	105,064	95,300	9,764	—
Seller’s interest	297,108	—	—	297,108
Due from securitizations	775,570	—	—	775,570
Cash collateral, restricted	216,953	—	10,275	206,678
Total assets measured at fair value	$1,897,058	$420,644	$123,192	$1,353,222
________________

(1)	Amounts are included in redemption settlement assets in the consolidated balance sheets.

(2)	Amounts are included in other current and non-current assets in the consolidated balance sheets.

(3)	Amounts are included in other current liabilities and other liabilities in the consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of December 31, 2010 and 2009:

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2009	$73,866	$297,108	$775,570	$206,678
Adoption of ASC 860 and ASC 810	(73,866)	(297,108)	(775,570)	—
Total losses (realized or unrealized)
Included in earnings	—	—	—	(238)
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements	—	—	—	(20,686)
Transfers in or out of Level 3	—	—	—	—
December 31, 2010	$—	$—	$—	$185,754

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at December 31, 2010	$—	$—	$—	$(238)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2008	$28,625	$182,428	$428,853	$175,384
Total gains (losses) (realized or unrealized)
Included in earnings	—	16,912	5,328	1,067
Included in other comprehensive income	232	—	(34,758)	—
Purchases, sales, issuances and settlements	45,009	97,768	376,147	30,227
Transfers in or out of Level 3	—	—	—	—
December 31, 2009	$73,866	$297,108	$775,570	$206,678

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at December 31, 2009	$—	$16,912	$5,328	$1,067

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the years ended December 31, 2010 and 2009, gains and losses included in earnings attributable to cash collateral, restricted were included in revenue under finance charges, net in the consolidated statements of income. For the year ended December 31, 2009, gains included in earnings for seller’s interest and due from securitizations were included in securitization income in the consolidated statements of income.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the years ended December 31 2010 and 2009, the Company had no impairments related to these assets.

19. PARENT-ONLY FINANCIAL STATEMENTS

ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. Additionally, certain of the Company’s subsidiaries may be restricted in distributing cash or other assets to ADSC, which could be utilized to service its indebtedness. The stand alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2010	2009
	(In thousands)
Assets:
Cash and cash equivalents	$140	$375
Investment in subsidiaries	1,522,306	1,099,599
Intercompany receivables	885,310	1,299,037
Other assets	61,179	50,938
Total assets	$2,468,935	$2,449,949
Liabilities:
Current debt	$250,000	$24,150
Long-term debt	1,614,058	1,724,777
Intercompany payables	69,892	—
Other liabilities	511,891	428,246
Total liabilities	2,445,841	2,177,173
Stockholders’ equity	23,094	272,776
Total liabilities and stockholders’ equity	$2,468,935	$2,449,949

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Interest from loans to subsidiaries	$11,058	$15,428	$24,314
Dividends from subsidiaries	215,125	1,101,641	350,800
Total revenue	226,183	1,117,069	375,114
Loss on sale of long-lived assets	—	—	1,052
Interest expense, net	168,913	120,363	76,454
Other expenses, net	281	194	199
Total expenses	169,194	120,557	77,705
Income before income taxes and equity in undistributed net loss of subsidiaries	56,989	996,512	297,409
Benefit for income taxes	37,811	34,366	10,278
Income before equity in undistributed net income of subsidiaries	94,800	1,030,878	307,687
Equity in undistributed net loss of subsidiaries	98,937	(887,144)	(101,285)
Net income	$193,737	$143,734	$206,402

Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash used in operating activities	$(43,096)	$(830,310)	$(229,084)
Investing activities:
Proceeds from the sale of businesses	—	—	137,962
Payments for acquired businesses, net of cash acquired	(117,000)	—	(2,314)
Dividends received	215,125	1,101,641	350,800
Net cash provided by investing activities	98,125	1,101,641	486,448
Financing activities:
Borrowings under debt agreements	1,507,000	3,369,000	4,646,000
Repayment of borrowings	(1,458,000)	(3,091,000)	(3,797,000)
Excess tax benefits from stock-based compensation	12,959	9,040	2,269
Payment of deferred financing costs	(2,360)	(15,522)	(31,105)
Purchase of treasury shares	(148,717)	(445,891)	(1,000,853)
Proceeds from issuance of common stock	33,854	28,864	30,920
Proceeds from issuance of convertible note warrants	—	30,050	94,185
Payment for convertible note hedges	—	(80,765)	(201,814)
Purchase of prepaid forward contracts	—	(74,872)	—
Net cash used in financing activities	(55,264)	(271,096)	(257,398)
(Decrease) increase in cash and cash equivalents	(235)	235	(34)
Cash and cash equivalents at beginning of year	375	140	174
Cash and cash equivalents at end of year	$140	$375	$140

Proceeds from “Dividends received” were previously reported as a financing activity in the parent-only statements of cash flows. In connection with the preparation of the Company’s 2010 annual financial statements, the Company determined that proceeds from “Dividends received” in 2009 and 2008 should have been classified as investing activities.  As a result, net cash flows from financing and investing activities have been corrected from amounts previously reported.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit. In the first quarter of 2010, the Company reorganized its segments with Private Label Services and Private Label Credit reflected as one segment, renamed “Private Label Services and Credit.” All prior year segment information has been restated to conform to the current presentation. In addition, the Company renamed its other two segments from Epsilon Marketing Services and Loyalty Services to “Epsilon” and “LoyaltyOne,” respectively. Segment operations consist of the following:

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

Additionally, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Total interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments. The Company’s utility services business and a terminated credit program have been classified as discontinued operations. See Note 5, “Discontinued Operations,” for additional information.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

Year Ended December 31, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$799,534	$613,374	$1,386,274	$1,866	$(9,627)	$2,791,421
Adjusted EBITDA (1)	204,554	152,304	530,021	(57,875)	(6,464)	822,540
Depreciation and amortization	23,823	77,743	35,164	6,496	—	143,226
Stock compensation expense	10,266	9,481	7,861	22,486	—	50,094
Operating income (loss)	170,465	65,080	486,996	(86,857)	(6,464)	629,220
Interest expense, net	—	—	—	318,330	—	318,330
Income (loss) from continuing operations before income taxes	170,465	65,080	486,996	(405,187)	(6,464)	310,890
Capital expenditures	$16,049	$27,405	$19,681	$5,620	$—	$68,755

Year Ended December 31, 2009	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$715,091	$514,272	$707,593	$27,385	$—	$1,964,341
Adjusted EBITDA (1)	200,724	128,253	314,842	(53,742)	—	590,077
Depreciation and amortization	21,772	69,941	25,720	7,853	—	125,286
Stock compensation expense	12,227	8,815	8,199	24,371	—	53,612
Merger and other costs (2)	—	—	—	3,422	—	3,422
Operating income (loss)	166,725	49,497	280,923	(89,388)	—	407,757
Interest expense, net	—	—	—	144,811	—	144,811
Income (loss) from continuing operations before income taxes	166,725	49,497	280,923	(234,199)	—	262,946
Capital expenditures	$23,165	$14,277	$13,744	$1,784	$—	$52,970

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Year Ended December 31, 2008	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$755,546	$490,998	$762,305	$16,405	$—	$2,025,254
Adjusted EBITDA (1)	204,895	126,558	369,960	(46,184)	—	655,229
Depreciation and amortization	29,796	75,481	20,908	9,611	—	135,796
Stock compensation expense	12,611	8,853	8,379	18,891	—	48,734
Merger and other costs (2)	—	2,633	1,435	4,988	—	9,056
Loss on sale of assets	—	—	—	1,052	—	1,052
Operating income (loss)	162,488	39,591	339,238	(80,726)	—	460,591
Interest expense, net	—	—	—	80,440	—	80,440
Income (loss) from continuing operations before income taxes	162,488	39,591	339,238	(161,166)	—	380,151
Capital expenditures	$15,621	$12,971	$13,713	$3,238	$—	$45,543
________________

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

(2)
Merger costs are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Merger costs represent investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Information concerning principal geographic areas is as follows:

	United States	Canada	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2010	$1,931,660	$785,549	$74,212	$2,791,421
Year Ended December 31, 2009	$1,179,583	$761,578	$23,180	$1,964,341
Year Ended December 31, 2008	$1,222,565	$770,270	$32,419	$2,025,254
Long-lived assets
December 31, 2010	$1,722,691	$359,919	$60,007	$2,142,617
December 31, 2009	$2,490,688	$316,660	$58,814	$2,866,162

As of December 31, 2010, revenues from BMO represented approximately 12.4% of revenue and are included in the LoyaltyOne segment.

21. NON-CASH FINANCING AND INVESTING ACTIVITIES

On January 1, 2010, the Company adopted ASC 860 and ASC 810 resulting in the consolidation of the WFN Trusts and the WFC Trust. Based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the consolidation of the trusts had the following non-cash impact to the financing and investing activities for the year ended December 31, 2010 as follows:

•	elimination of $74 million in redemption settlement assets for those interests retained in the WFN Trusts,

•	elimination of $775 million in retained interests classified in due from securitizations,

•	consolidation of $4.1 billion in credit card receivables, and

•	consolidation of $3.7 billion in asset-backed securities.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are presented below.

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share amounts)
Revenues	$663,537	$669,718	$702,443	$755,723
Operating expenses	505,339	509,338	532,434	615,090
Operating income	158,198	160,380	170,009	140,633
Interest expense, net	82,706	83,848	84,119	67,657
Income from continuing operations before income taxes	75,492	76,532	85,890	72,976
Provision for income taxes	28,838	29,212	32,831	24,371
Income from continuing operations	46,654	47,320	53,059	48,605
Loss from discontinued operations	—	—	—	(1,901)
Net income	$46,654	$47,320	$53,059	$46,704
Income from continuing operations per share—basic	$0.89	$0.89	$1.01	$0.94
Income from continuing operations per share—diluted	$0.84	$0.83	$0.96	$0.88
Net income per share—basic	$0.89	$0.89	$1.01	$0.90
Net income per share—diluted	$0.84	$0.83	$0.96	$0.84

	Quarter Ended (1)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except per share amounts)
Revenues	$479,451	$457,539	$481,431	$545,920
Operating expenses	377,831	376,960	387,885	413,908
Operating income	101,620	80,579	93,546	132,012
Interest expense, net	31,287	34,107	38,563	40,854
Income from continuing operations before income taxes	70,333	46,472	54,983	91,158
Provision for income taxes	27,284	18,085	9,666	31,192
Income from continuing operations	43,049	28,387	45,317	59,966
(Loss) Income from discontinued operations	(15,194)	1,049	479	(19,319)
Net income	$27,855	$29,436	$45,796	$40,647
Income from continuing operations per share—basic	$0.70	$0.50	$0.86	$1.15
Income from continuing operations per share—diluted	$0.70	$0.49	$0.82	$1.07
Net income per share—basic	$0.46	$0.52	$0.87	$0.78
Net income per share—diluted	$0.45	$0.51	$0.83	$0.72
________________

(1)	The quarterly results for 2009 have been restated to reflect the termination of the credit program for web and catalog retailer VENUE in November 2009.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 28, 2011
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 28, 2011
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 28, 2011
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 28, 2011
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 28, 2011
Roger H. Ballou

/S/ LAWRENCE M. BENVENISTE, PH.D.	Director	February 28, 2011
Lawrence M. Benveniste, Ph.D.

/S/ D. KEITH COBB	Director	February 28, 2011
D. Keith Cobb

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 28, 2011
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 28, 2011
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 28, 2011
Robert A. Minicucci

Index

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Write-Offs Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts —Trade receivables:
Year Ended December 31, 2010	$6,736	$1,939	$16	$(4,341)	$4,350
Year Ended December 31, 2009	$7,172	$2,727	$(262)	$(2,901)	$6,736
Year Ended December 31, 2008	$6,319	$5,982	$(594)	$(4,535)	$7,172
Allowance for Loan Loss —Credit card receivables:
Year Ended December 31, 2010	$54,884	$387,822	$524,215	$(448,852)	$518,069
Year Ended December 31, 2009	$38,124	$52,259	$2,502	$(38,001)	$54,884
Year Ended December 31, 2008	$38,726	$36,192	$17,216	$(54,010)	$38,124
________________

(1)	Allowance for Loan Loss – Credit card receivables includes a charge of $523,950 due to the adoption of ASC 860 and ASC 810 for the year ended December 31, 2010.