Form 10-Q
period 2011-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2011-05-09
CIK 1101215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 51,022,398 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

INDEX

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash and cash equivalents	$300,362	$139,114
Trade receivables, less allowance for doubtful accounts ($3,731 and $4,350 at March 31, 2011 and December 31, 2010, respectively)	228,270	260,945
Credit card receivables:
Credit card receivables – restricted for securitization investors	4,287,821	4,795,753
Other credit card receivables	576,739	560,670
Total credit card receivables	4,864,560	5,356,423
Allowance for loan loss	(489,620)	(518,069)
Credit card receivables, net	4,374,940	4,838,354
Deferred tax asset, net	272,225	279,752
Other current assets	111,522	127,022
Redemption settlement assets, restricted	483,924	472,428
Assets of discontinued operations	8,721	11,920
Total current assets	5,779,964	6,129,535
Property and equipment, net	170,375	170,627
Deferred tax asset, net	47,725	46,218
Cash collateral, restricted	318,333	185,754
Intangible assets, net	302,048	314,391
Goodwill	1,228,982	1,221,823
Other non-current assets	182,023	203,804
Total assets	$8,029,450	$8,272,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$113,349	$121,856
Accrued expenses	119,965	168,578
Certificates of deposit	380,500	442,600
Asset-backed securities debt – owed to securitization investors	1,383,103	1,743,827
Current debt	1,074,372	255,679
Other current liabilities	102,409	85,179
Deferred revenue	1,053,931	1,044,469
Total current liabilities	4,227,629	3,862,188
Deferred revenue	184,405	176,773
Deferred tax liability, net	80,037	82,637
Certificates of deposit	450,200	416,500
Asset-backed securities debt – owed to securitization investors	1,916,315	1,916,315
Long-term and other debt	934,782	1,614,093
Other liabilities	185,089	180,552
Total liabilities	7,978,457	8,249,058
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 93,708 shares and 92,797 shares at March 31, 2011 and December 31, 2010, respectively	937	928
Additional paid-in capital	1,331,287	1,320,767
Treasury stock, at cost, 42,282 shares and 41,426 shares at March 31, 2011 and December 31, 2010, respectively	(2,141,254)	(2,079,819)
Retained earnings	902,094	815,718
Accumulated other comprehensive loss	(42,071)	(34,500)
Total stockholders’ equity	50,993	23,094
Total liabilities and stockholders’ equity	$8,029,450	$8,272,152

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues
Transaction	$76,771	$76,601
Redemption	149,760	138,677
Finance charges, net	342,142	306,357
Database marketing fees and direct marketing services	152,710	125,191
Other revenue	19,053	16,711
Total revenue	740,436	663,537
Operating expenses
Cost of operations	404,525	361,003
Provision for loan loss	67,666	88,001
General and administrative	20,939	22,164
Depreciation and other amortization	16,754	16,325
Amortization of purchased intangibles	18,644	17,846
Total operating expenses	528,528	505,339
Operating income	211,908	158,198
Interest expense
Securitization funding costs	30,986	41,619
Interest expense on certificates of deposit	5,693	7,527
Interest expense on long-term and other debt, net	34,780	33,560
Total interest expense, net	71,459	82,706
Income before income tax	$140,449	$75,492
Provision for income taxes	54,073	28,838
Net income	$86,376	$46,654

Basic income per share	$1.69	$0.89
Diluted income per share	$1.56	$0.84

Weighted average shares:
Basic	51,122	52,441
Diluted	55,412	55,419

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,376	$46,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,398	34,171
Deferred income taxes	7,782	18,272
Provision for loan loss	67,666	88,001
Non-cash stock compensation	9,084	10,606
Fair value (gain) loss on interest-rate derivatives	(9,892)	2,181
Amortization of discount on convertible senior notes	17,695	15,861
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	14,434	26,819
Change in other assets	24,539	15,200
Change in accounts payable and accrued expenses	(46,160)	(15,849)
Change in deferred revenue	(16,375)	(15,665)
Change in other liabilities	30,521	(7,847)
Excess tax benefits from stock-based compensation	(9,473)	(3,763)
Other	(1,207)	(8,088)
Net cash provided by operating activities	210,388	206,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	4,410	7,097
Change in restricted cash	20,180	28,245
Change in credit card receivables	432,997	397,525
Purchase of credit card receivables	(42,696)	—
Change in cash collateral, restricted	(132,575)	26,211
Capital expenditures	(18,631)	(15,428)
Investments in the stock of an investee	(5,019)	—
Other	(7)	(528)
Net cash provided by investing activities	258,659	443,122

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	202,000	346,000
Repayments of borrowings	(77,318)	(288,155)
Issuances of certificates of deposit	75,000	31,400
Repayments of certificates of deposit	(103,400)	(346,000)
Borrowings from asset-backed securities	174,500	100,965
Repayments/maturities of asset-backed securities	(535,224)	(557,400)
Payment of capital lease obligations	(3,013)	(5,753)
Payment of deferred financing costs	(730)	(121)
Excess tax benefits from stock-based compensation	9,473	3,763
Proceeds from issuance of common stock	12,509	6,639
Purchase of treasury shares	(61,435)	(14,520)
Net cash used in financing activities	(307,638)	(723,182)

Effect of exchange rate changes on cash and cash equivalents	(161)	(860)
Change in cash and cash equivalents	161,248	(74,367)

Cash effect on adoption of ASC 860 and ASC 810	—	81,553
Cash and cash equivalent at beginning of period	139,114	213,378
Cash and cash equivalents at end of period	$300,362	$220,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$54,594	$47,655
Income taxes paid (refund), net	$31,692	$(2,915)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries and its consolidated variable interest entities, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.  With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer.
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For purposes of comparability, fraud losses of $0.9 million have been reclassified from provision for loan loss to cost of operations in the prior period financial statements to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which supersedes certain guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning on or after January 1, 2011. The Company elected to adopt this ASU prospectively. Revenue associated with the service element of the Company’s AIR MILES® Reward Program has historically been determined using the residual method. Based on the sponsor contracts expected to be signed, renewed or materially modified in 2011, the adoption of ASU 2009-13 did not and is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements for 2011. Should one of the AIR MILES Reward Program’s top five sponsors materially modify its agreement with the Company in 2011, it could significantly shift the allocation of deferred revenue between the service element and redemption element. This change in allocation between the deferred revenue elements could impact the timing of revenue recognition, as the redemption element is recognized as AIR MILES reward miles are redeemed while the service element is recognized on a pro-rata basis over the estimated life of an AIR MILES reward mile, or 42 months.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The adoption of ASU 2010-20 only impacted disclosures and did not have a material impact on the Company’s unaudited condensed consolidated financial statements. ASU 2010-20 also requires enhanced disclosures for troubled debt restructurings (“TDR”), but the effective date of these disclosures was deferred.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The ASU provides additional guidance to creditors for evaluating on whether a modification or restructuring of a receivable is a TDR by clarifying the existing guidance whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties. The amendments in the ASU will be effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. For purposes of measuring impairment of receivables that are newly considered impaired as a result of this ASU, the amendments are to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, the ASU will also require additional disclosures about TDR activities along with the disclosures required by ASU 2010-20 but were previously deferred in the period of adoption. The Company does not expect the adoption of this statement to have a material impact on the Company's financial condition, results of operations, or cash flows.

3. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net Income	$86,376	$46,654
Denominator:
Weighted average shares, basic	51,122	52,441
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	2,789	1,605
Shares from assumed conversion of convertible note warrants	633	—
Net effect of dilutive stock options and unvested restricted stock	868	1,373
Denominator for diluted calculations	55,412	55,419

Basic net income per share	$1.69	$0.89
Diluted net income per share	$1.56	$0.84

The Company calculates the effect of its convertible senior notes, consisting of $805.0 million aggregate principal amount of convertible senior notes due 2013 (the “Convertible Senior Notes 2013”) and $345.0 million aggregate principal amount of convertible senior notes due 2014 (the “Convertible Senior Notes 2014”), which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has the intent to settle the convertible senior notes in cash.

The Company is also party to prepaid forward contracts to purchase 1,857,400 shares of its common stock that are to be delivered over a settlement period in 2014. The number of shares to be delivered under the prepaid forward contracts is used to reduce weighted-average basic and diluted shares outstanding.

For the three months ended March 31, 2011 and 2010, the Company excluded 16.9 million warrants and 17.5 million warrants, respectively, from the calculation of net income per share as the effect was anti-dilutive.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables and delinquencies is presented in the table below:

	March 31, 2011	December 31, 2010
	(In thousands)
Principal receivables	$4,642,290	$5,116,111
Billed and accrued finance charges	191,423	214,643
Other receivables	30,847	25,669
Total credit card receivables	4,864,560	5,356,423
Less credit card receivables – restricted for securitization investors	4,287,821	4,795,753
Other credit card receivables	$576,739	$560,670
Principal amount of credit card receivables 90 days or more past due	$109,953	$130,538

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is adequate to absorb probable losses inherent in credit card receivables. The allowance for loan loss covers forecasted uncollectable principal as well as unpaid interest and fees. In estimating the allowance covering principal loan losses, management utilizes a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. In estimating the allowance covering uncollectable interest and fees, management utilizes historical charge-off trends. Management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

The allowance for loan loss is evaluated monthly for adequacy and is maintained through an adjustment to the provision for loan loss. Additions to the allowance are made through charges to the provision for loan loss. Principal charge-offs, net of recoveries, are deducted from the allowance, while unpaid interest and fees are reversed against finance charges, net upon charge-off.

	March 31, 2011	March 31, 2010
	(In thousands)
Balance at beginning of period	$518,069	$54,884
Adoption of ASC 860 and ASC 810	—	523,950
Provision for loan loss	67,666	88,001
Recoveries	25,866	21,738
Principal charge-offs	(123,896)	(144,004)
Other	1,915	—
Balance at end of period	$489,620	$544,569

Net Charge-Offs

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees are recorded in finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net charge-off rate is calculated by dividing net charge-offs of principal receivables for the period by the average credit card receivables for the period. Average credit card receivables represent the average balance of the cardholder receivables at the beginning of each month in the years indicated. The following table presents the Company’s net charge-offs for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except percentages)
Average credit card receivables	$4,968,459	$5,185,147
Net charge-offs of principal receivables	98,030	122,266
Net charge-offs as a percentage of average credit card receivables	7.9%	9.4%

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

The following table presents the delinquency trends of the Company’s credit card portfolio:

	March 31, 2011	% of Total	December 31, 2010	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$4,642,290	100%	$5,116,111	100%
Principal receivables balances contractually delinquent:
31 to 60 days	68,180	1.5%	87,252	1.7%
61 to 90 days	50,477	1.1	59,564	1.2
91 or more days	109,953	2.3	130,538	2.5
Total	$228,610	4.9%	$277,354	5.4%

Modified Credit Card Receivables

The Company does hold certain credit card receivables for which the terms have been modified. The Company’s modified credit card loans include loans for which temporary hardship concessions have been granted and loans in permanent workout programs. These modified loans include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the loan if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to loans in these programs, there would not be a significant difference in the allowance for loan loss. Credit card receivables for which temporary hardship and permanent concessions were granted comprised less than 3% of the Company’s total credit card receivables at each of March 31, 2011 and December 31, 2010.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Age of Credit Card Receivables

The following table sets forth, as of March 31, 2011, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	2,703	23.4%	$876,492	18.9%
13-24 Months	1,578	13.7	654,138	14.1
25-36 Months	1,174	10.2	522,678	11.3
37-48 Months	965	8.3	419,685	9.0
49-60 Months	830	7.2	364,228	7.8
Over 60 Months	4,297	37.2	1,805,069	38.9
Total	11,547	100.0%	$4,642,290	100.0%

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring model is used as a tool in the underwriting process and for making credit decisions. The proprietary scoring model is based on historical data and requires various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition by obligor credit quality as of March 31, 2011:

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score	$88,576	1.9%
27.1% and higher	274,777	5.9
17.1% - 27.0%	453,154	9.8
12.6% - 17.0%	557,762	12.0
3.7% - 12.6%	1,916,149	41.3
1.9% - 3.7%	895,608	19.3
Lower than 1.9%	456,264	9.8
Total	$4,642,290	100.0%

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectable receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three months ended March 31, 2011 and 2010.

The WFN Trusts and the WFC Trust are variable interest entities (“VIEs”) and the assets of these consolidated VIEs include certain credit card receivables that are restricted to settle the obligations of those entities and are not expected to be available to the Company or its creditors. The liabilities of the consolidated VIEs include asset-backed secured borrowings and other liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31, 2011	December 31, 2010
	(In thousands)
Total credit card receivables – restricted for securitization investors	$4,287,821	$4,795,753
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$99,293	$117,594

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net charge-offs of securitized principal	$87,303	$108,109

Portfolio Acquisition

In February 2011, World Financial Capital Bank, one of the Company’s wholly-owned subsidiaries, acquired an existing private label credit card portfolio of J.Jill and entered into a multi-year agreement to provide private label credit card services. The total purchase price was approximately $42.7 million, which was comprised of $37.9 million of credit card receivables and $4.8 million of intangible assets and are included in the unaudited condensed consolidated balance sheets as of March 31, 2011.

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

	March 31, 2011				December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$60,578	$—	$—	$60,578	$74,612	$—	$—	$74,612
Government bonds	15,755	168	—	15,923	15,235	161	(34)	15,362
Corporate bonds (1)	407,053	2,487	(2,117)	407,423	380,605	3,212	(1,363)	382,454
Total	$483,386	$2,655	$(2,117)	$483,924	$470,452	$3,373	$(1,397)	$472,428

(1)
At each of March 31, 2011 and December 31, 2010, LoyaltyOne® had investments in retained interests in the WFN Trusts with a fair value of $64.9 million. These amounts are eliminated and therefore not reflected in the unaudited condensed consolidated financial statements and notes thereof as of March 31, 2011 and December 31, 2010.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2011 and December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		March 31, 2011 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	181,770	(2,112)	10,612	(5)	192,382	(2,117)
Total	$181,770	$(2,112)	$10,612	$(5)	$192,382	$(2,117)

	Less than 12 months		December 31, 2010 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$10,119	$(34)	$—	$—	$10,119	$(34)
Corporate bonds	128,349	(1,363)	—	—	128,349	(1,363)
Total	$138,468	$(1,397)	$—	$—	$138,468	$(1,397)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of March 31, 2011, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at March 31, 2011 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$102,402	$102,336
Due after one year through five years	380,984	381,588
Total	$483,386	$483,924

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2011
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$200,245	$(119,127)	$81,118	5-10 years—straight line
Premium on purchased credit card portfolios	156,203	(68,035)	88,168	3-10 years—straight line, accelerated
Collector database	72,150	(63,146)	9,004	30 years—15% declining balance
Customer database	175,526	(81,194)	94,332	4-10 years—straight line
Noncompete agreements	1,083	(787)	296	2-3 years—straight line
Tradenames	14,197	(5,438)	8,759	5-10 years—straight line
Purchased data lists	21,380	(13,359)	8,021	1-5 years—straight line, accelerated
	$640,784	$(351,086)	$289,698
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$653,134	$(351,086)	$302,048

	December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$211,413	$(123,932)	$87,481	5-10 years—straight line
Premium on purchased credit card portfolios	151,430	(63,115)	88,315	3-10 years—straight line, accelerated
Collector database	70,211	(61,075)	9,136	30 years—15% declining balance
Customer database	175,397	(76,002)	99,395	4-10 years—straight line
Noncompete agreements	1,062	(668)	394	2-3 years—straight line
Tradenames	14,169	(5,070)	9,099	5-10 years—straight line
Purchased data lists	20,506	(12,285)	8,221	1-5 years—straight line, accelerated
	$644,188	$(342,147)	$302,041
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$656,538	$(342,147)	$314,391

With the J.Jill portfolio acquisition, the Company acquired $4.8 million of intangible assets consisting of a customer relationship of $2.6 million and a marketing relationship of $2.2 million, which are being amortized, in each case, over a weighted average life of 7.0 years.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	LoyaltyOne	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2010	$246,930	$713,161	$261,732	$—	$1,221,823
Effects of foreign currency translation	6,507	652	—	—	7,159
March 31, 2011	$253,437	$713,813	$261,732	$—	$1,228,982

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. DEBT

Debt consists of the following:

Description	March 31, 2011	December 31, 2010	Maturity	Interest Rate
	(Dollars in thousands)

Certificates of deposit:
Certificates of deposit	$830,700	$859,100	Six months to five years	0.30% to 5.25%
Less: current portion	(380,500)	(442,600)
Long-term portion	$450,200	$416,500

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$1,772,815	$1,772,815	Various - Nov 2011 – Jun 2015	3.79% to 7.00%
Floating rate asset-backed term note securities	1,153,500	1,153,500	Various - Sept 2011 – Apr 2013	(1)
Conduit asset-backed securities	373,103	733,827	Various - Jun 2011 – Sept 2011	1.51% to 2.60%
Total asset-backed securities – owed to securitization investors	3,299,418	3,660,142
Less: current portion	(1,383,103)	(1,743,827)
Long-term portion	$1,916,315	$1,916,315

Long-term and other debt:
Credit facility	$426,000	$300,000	March 2012	(2)
Series B senior notes	250,000	250,000	May 2011	6.14%
2009 term loan	161,000	161,000	March 2012	(3)
2010 term loan	236,000	236,000	March 2012	(4)
Convertible senior notes due 2013	671,931	659,371	August 2013	1.75%
Convertible senior notes due 2014	262,822	257,687	May 2014	4.75%
Capital lease obligations and other debt	1,401	5,714	Various - Apr 2011 – Jul 2013(5)	5.20% to 8.10%(5)
Total long-term and other debt	2,009,154	1,869,772
Less: current portion	(1,074,372)	(255,679)
Long-term portion	$934,782	$1,614,093

(1)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate (“LIBOR”) as defined in the respective agreements plus a margin of 0.1% to 2.5% as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 4.16% at March 31, 2011.

(2)
The Company maintains a $750.0 million unsecured revolving credit facility (the “Credit Facility,”) where advances are in the form of either base rate loans or Eurodollar loans and may be denominated in Canadian dollars, subject to a sublimit, or U.S. dollars. The interest rate for base loans is the higher of (a) the Bank of Montreal’s prime rate, (b) the Federal funds rate plus 0.5%, and (c) the quoted LIBOR as defined in the credit agreement plus 1.0%. The interest rate for Eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 0.4% to 0.8% based upon the Company’s senior leverage ratio as defined in the Credit Facility. Total availability under the Credit Facility at March 31, 2011 was $324.0 million. At March 31, 2011, the weighted average interest rate was 1.02%.

(3)
Advances under the term loan agreement, dated May 15, 2009 (the “2009 Term Loan”), are in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (a) Bank of Montreal’s prime rate; (b) the Federal funds rate plus 0.5%; and (c) LIBOR as defined in the 2009 Term Loan agreement plus 1.0%, in each case plus a margin of 2.0% to 3.0% based upon the Company’s senior leverage ratio as defined in the 2009 Term Loan agreement. The interest rate for Eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 3.0% to 4.0% based on the Company’s senior leverage ratio as defined in the 2009 Term Loan. At March 31, 2011, the weighted average interest rate was 3.25%.

(4)
Advances under the term loan agreement, dated August 6, 2010 (the “2010 Term Loan”), are in the form of either base rate loans or Eurodollar loans. The interest rate for base rate loans fluctuates and is equal to the highest of (a) Bank of Montreal’s prime rate; (b) the Federal funds rate plus 0.5%; and (c) LIBOR as defined in the 2010 Term Loan agreement plus 1.0%, in each case plus a margin of 1.5% to 2.5% based upon the Company’s senior leverage ratio as defined in the 2010 Term Loan agreement. The interest rate for Eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 2.5% to 3.5% based on the Company’s senior leverage ratio as defined in the 2010 Term Loan. At March 31, 2011, the weighted average interest rate was 2.76%.

(5)	The Company has other minor borrowings, primarily capital leases, with varying interest rates and maturities.

At March 31, 2011, the Company was in compliance with its covenants.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes

In the third quarter of 2008, the Company issued $805.0 million aggregate principal amount of Convertible Senior Notes 2013. In the second quarter of 2009, the Company issued $345.0 million aggregate principal amount of Convertible Senior Notes 2014. The table below summarizes the carrying value of the components of the convertible senior notes:

	March 31, 2011	December 31, 2010
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(215,247)	(232,942)
Net carrying value of liability component	$934,753	$917,058

If-converted value of common stock	$1,503,776	$1,243,605

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at March 31, 2011, is a weighted average period of 2.6 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Interest expense calculated on contractual interest rate	$7,619	$7,619
Amortization of discount on liability component	17,695	15,861
Total interest expense on convertible senior notes	$25,314	$23,480
Effective interest rate (annualized)	11.0%	11.0%

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at March 31, 2011 and December 31, 2010 in the unaudited condensed consolidated balance sheets:

	March 31, 2011		December 31, 2010
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)

Interest rate contracts not designated as hedging instruments	$1,153,500	1.48	$1,153,500	1.72

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$2,595	Other current liabilities	$4,574
Interest rate contracts not designated as hedging instruments	Other liabilities	$57,344	Other liabilities	$65,257

The following table summarizes activity related to and identifies the location of the Company’s outstanding interest rate contracts for the three months ended March 31, 2011 and March 31, 2010 recognized in the unaudited condensed consolidated statements of income:

	March 31, 2011		March 31, 2010
	Income Statement Location	Gain on Derivative Contracts	Income Statement Location	Loss on Derivative Contracts
	(In thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$9,892	Securitization funding costs	$2,181

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2011, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At March 31, 2011, these thresholds were not breached and no amounts were held as collateral by the Company.

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

•
Service element. The service element consists of marketing and administrative services provided to sponsors. Revenue related to the service element has been determined in accordance with ASU 2009-13. It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method will no longer be utilized for new sponsor agreements entered into on or after January 1, 2011 or existing sponsor agreements that are materially modified subsequent to that date; for these agreements, the Company will measure the service element at its estimated selling price.

Index

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2010	$339,514	$881,728	$1,221,242
Cash proceeds	51,787	119,169	170,956
Revenue recognized	(47,125)	(140,650)	(187,775)
Other	—	451	451
Effects of foreign currency translation	9,453	24,009	33,462
March 31, 2011	$353,629	$884,707	$1,238,336
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$169,224	$884,707	$1,053,931
Non-current liabilities	$184,405	$—	$184,405

9. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On September 13, 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company’s outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the three months ended March 31, 2011, the Company acquired a total of 856,363 shares of its common stock for $61.4 million. As of March 31, 2011, the Company has $266.6 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cost of operations	$5,903	$5,895
General and administrative	3,181	4,711
Total	$9,084	$10,606

During the three months ended March 31, 2011, the Company awarded 405,746 performance-based restricted stock units with a weighted average grant date fair value per share of $83.30 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2011 to December 31, 2011 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2012, an additional 33% of the award on February 21, 2013 and the final 34% of the award on February 21, 2014, provided that the participant is employed by the Company on each such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2011, the Company awarded 105,927 service-based restricted stock units with a weighted average grant date fair value per share of $83.07 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

10. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$86,376	$46,654
Adoption of ASC 860 and ASC 810 (1)	—	55,881
Unrealized loss on securities available-for-sale	(4,428)	(5,701)
Foreign currency translation adjustments (2)	(3,144)	(7,638)
Total comprehensive income, net of tax	$78,804	$89,196

(1)
These amounts related to retained interests in the WFN Trusts and the WFC Trust were previously reflected in accumulated other comprehensive income. Upon the adoption of ASC 860, “Transfers and Servicing,” and ASC 810, “Consolidation,” which was effective January 1, 2010, these interests and related accumulated other comprehensive income have been reclassified, derecognized or eliminated upon consolidation.

(2)	Primarily related to the impact of changes in the Canadian currency exchange rate.

11. FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$300,362	$300,362	$139,114	$139,114
Trade receivables, net	228,270	228,270	260,945	260,945
Credit card receivables, net	4,374,940	4,374,940	4,838,354	4,838,354
Redemption settlement assets, restricted	483,924	483,924	472,428	472,428
Cash collateral, restricted	318,333	318,333	185,754	185,754
Other investment securities	85,122	85,122	104,916	104,916
Financial liabilities
Accounts payable	113,349	113,349	121,856	121,856
Certificates of deposit	830,700	855,365	859,100	883,405
Asset-backed securities debt – owed to securitization investors	3,299,418	3,353,227	3,660,142	3,711,263
Long-term and other debt	2,009,154	2,713,578	1,869,772	2,393,124
Derivative financial instruments	59,939	59,939	69,831	69,831

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Assets and Liabilities Held at March 31, 2011 and December 31, 2010

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

Redemption settlement assets, restricted — The fair value for securities is based on quoted market prices for the same or similar securities.

Cash collateral, restricted — The spread deposits are recorded at their fair value based on discounted cash flow models. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.

Other investment securities — Other investment securities consist primarily of U.S. Treasury and government securities. The fair value is based on quoted market prices for the same or similar securities.

Certificates of deposit — The fair value is estimated based on the current rates available to the Company for similar certificates of deposit with similar remaining maturities.

Asset-backed securities debt – owed to securitization investors — The fair value is estimated based on the current rates available to the Company for similar debt instruments with similar remaining maturities.

Long-term and other debt — The fair value is estimated based on the current rates available to the Company for similar debt instruments with similar remaining maturities.

Derivative financial instruments —The valuation of these instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility.

Assets and Liabilities Measured on a Recurring Basis

ASC 825 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs where little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide the assets carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 Using
	Balance at March 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$15,923	$—	$15,923	$—
Corporate bonds (1)	407,423	99,345	308,078	—
Cash collateral, restricted	318,333	—	139,000	179,333
Other investment securities (2)	85,122	67,508	17,614	—
Total assets measured at fair value	$826,801	$166,853	$480,615	$179,333

Derivative financial instruments (3)	$59,939	$—	$59,939	$—
Total liabilities measured at fair value	$59,939	$—	$59,939	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance at December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$15,362	$—	$15,362	$—
Corporate bonds (1)	382,454	164,706	217,748	—
Cash collateral, restricted	185,754	—	—	185,754
Other investment securities (2)	104,916	86,881	18,035	—
Total assets measured at fair value	$688,486	$251,587	$251,145	$185,754

Derivative financial instruments (3)	$69,831	$—	$69,831	$—
Total liabilities measured at fair value	$69,831	$—	$69,831	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.

(3)	Amounts are included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of March 31, 2011 and 2010:

Cash Collateral, Restricted
(In thousands)
December 31, 2010	$185,754
Total gains (realized or unrealized):
Included in earnings	332
Purchases	2,291
Settlements	(9,044)
Transfers in or out of Level 3	—
March 31, 2011	$179,333

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at March 31, 2011	$332

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2009	$73,866	$297,108	$775,570	$206,678
Adoption of ASC 860 and ASC 810	(73,866)	(297,108)	(775,570)	—
Total gains (realized or unrealized):
Included in earnings	—	—	—	33
Purchases, sales, issuances and settlements	—	—	—	(23,011)
Transfers in or out of Level 3	—	—	—	—
March 31, 2010	$—	$—	$—	$183,700

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at March 31, 2010	$—	$—	$—	$33

For the three months ended March 31, 2011 and 2010, gains included in earnings attributable to cash collateral, restricted are included in revenue under finance charges, net in the unaudited condensed consolidated statements of income.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2011, the Company had no impairments related to these assets.

12. INCOME TAXES

For the three months ended March 31, 2011 and 2010, the Company utilized an effective tax rate of 38.5% and 38.2%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2011 based on all known variables is 38.5%.

13. SEGMENT INFORMATION

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Total interest expense, net and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and are included in “Corporate/Other.” Total assets are not allocated to the segments.

Three Months Ended March 31, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$217,674	$155,684	$368,910	$357	$(2,189)	$740,436
Adjusted EBITDA (1)	58,251	33,666	183,330	(17,403)	(1,454)	256,390
Depreciation and amortization	5,183	19,899	9,010	1,306	—	35,398
Stock compensation expense	1,967	2,293	1,644	3,180	—	9,084
Operating income (loss)	51,101	11,474	172,676	(21,889)	(1,454)	211,908
Interest expense, net	—	—	—	71,459	—	71,459
Income (loss) before income taxes	51,101	11,474	172,676	(93,348)	(1,454)	140,449

Three Months Ended March 31, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$199,670	$126,307	$339,204	$765	$(2,409)	$663,537
Adjusted EBITDA (1)	53,587	27,286	139,755	(15,940)	(1,713)	202,975
Depreciation and amortization	6,137	18,016	8,489	1,529	—	34,171
Stock compensation expense	2,163	1,970	1,762	4,711	—	10,606
Operating income (loss)	45,287	7,300	129,504	(22,180)	(1,713)	158,198
Interest expense, net	—	—	—	82,706	—	82,706
Income (loss) before income taxes	45,287	7,300	129,504	(104,886)	(1,713)	75,492

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

14. DISCONTINUED OPERATIONS

In November 2009, the Company terminated operations of its credit program for web and catalog retailer VENUE. This has been treated as a discontinued operation under ASC 205-20, “Presentation of Financial Statements — Discontinued Operations.” The underlying assets of the discontinued operation for the periods presented in the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Assets:
Credit card receivables, net	$8,721	$11,920
Assets of discontinued operations	$8,721	$11,920

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. NON-CASH FINANCING AND INVESTING ACTIVITIES

On January 1, 2010, the Company adopted ASC 860 and ASC 810 resulting in the consolidation of the WFN Trusts and the WFC Trust. However, based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the consolidation of the trusts had the following non-cash impact to the financing and investing activities of the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2010 as follows:

•	elimination of $74 million in redemption settlement assets for those interests retained in the WFN Trusts,

•	elimination of $775 million in retained interests classified in due from securitizations,

•	consolidation of $4.1 billion in credit card receivables, and

•	consolidation of $3.7 billion in asset-backed securities.

16. COMMITMENTS AND CONTINGENCIES

On March 30, 2011, an incident was detected where a subset of Epsilon clients’ customer data was exposed by an unauthorized entry into Epsilon’s email system. The information obtained was limited to email addresses and/or customer names only. A rigorous assessment determined that no personal identifiable information associated with those names was at risk. Client marketing campaigns were restarted and Epsilon’s email volumes are not expected to be significantly impacted. At this time, the Company does not believe it will incur any significant costs arising from the incident, and does not believe that the incident will have a material impact to the Company's liquidity, capital resources or results of operations.

17. SUBSEQUENT EVENT

On April 25, 2011, the Company announced it had reached an agreement to acquire Aspen Marketing Services (“Aspen”), subject to obtaining certain customary regulatory approvals and satisfaction of closing conditions. Aspen specializes in a full range of digital and direct marketing services, and advanced analytics to perform data-driven customer acquisition and retention campaigns. The purchase price is approximately $345 million plus a working capital adjustment. The Company anticipates that this acquisition will close in the second quarter of 2011.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, or SEC, on February 28, 2011. With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer.

Quarter in Review Highlights

For the three months ended March 31, 2011, revenue increased 11.6% to $740.4 million and adjusted EBITDA increased 26.3% to $256.4 million as compared to the prior year period as each of the three segments had solid operating results.

LoyaltyOne®

Revenue increased 9.0% to $217.7 million and adjusted EBITDA increased 8.7% to $58.3 million for the first quarter of 2011 as compared to the first quarter of 2010. A stronger Canadian dollar benefitted the quarter as the average foreign currency exchange rate for the three months ended March 31, 2011 was $1.01 as compared to $0.96 in the prior year period, which added approximately $11 million and $3 million to revenue and adjusted EBITDA, respectively.

During the three months ended March 31, 2011, LoyaltyOne announced a long-term contract renewal with Sobey’s, a leading Canadian grocer and retailer, and a new agreement with The Children’s Place, a children’s specialty apparel retailer, to participate as a national sponsor in the AIR MILES® Reward Program. Additionally, LoyaltyOne increased their investment in the dotz coalition loyalty program in Brazil to 33% as of March 31, 2011. A national roll out of the dotz coalition program is planned for later in 2011. We expect to invest $15 million to $20 million in international coalition programs for 2011, and expect net operating losses associated therewith to approximate $14 million in 2011.

The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed. AIR MILES reward miles issued during the three months ended March 31, 2011 increased 7.0% compared to the prior year quarter due to positive growth in consumer credit card spending, an indication that discretionary spend is accelerating in Canada, as well as increased promotional activity in the grocer sector and higher gas prices. Additionally, with the positive growth in issuance from credit cards and high frequency retailers, our sponsor mix is returning to traditional levels. We expect issuance growth to be in the mid-single digits for the remainder of 2011.

AIR MILES reward miles redeemed during the three months ended March 31, 2011 increased 10.7% compared to the prior year quarter due to increased travel rewards, as collectors took advantage of the ability to book flights on-line, a capability launched in the fourth quarter of 2010. Recent modifications to the AIR MILES Reward Program, which were completed in the ordinary course to manage the program and the ultimate redemption rate, also contributed to the increase in redemptions during the first quarter of 2011. We expect redemption growth to moderate and trend to low single-digit year-over-year increases for the remainder of 2011.

Epsilon®

Both revenue and adjusted EBITDA increased approximately 23% to $155.7 million and $33.7 million, respectively, for the first quarter of 2011 as compared to the same period in the prior year.

During the three months ended March 31, 2011, Epsilon announced signings with Norwegian Cruise Line to manage and host their consumer database, provide analytics and marketing strategy support, and a multi-year renewal and expansion agreement with Helzberg Diamonds to optimize and continue to support multi-channel direct marketing efforts.

Overall, the outlook for Epsilon’s business remains strong as the segment continues to benefit from client wins and the acquisition of the Direct Marketing Services and Database Marketing divisions of Equifax, Inc., collectively, DMS, made in July 2010. DMS continues to meet expectations as it is contributing not only to data product offerings but also to developing our on-line capabilities.

On March 30, 2011, an incident was detected where a subset of Epsilon clients' customer data was exposed by an unauthorized entry into Epsilon's email system. The information obtained was limited to email addresses and/or customer names only. A rigorous assessment determined that no personal identifiable information associated with those names was at risk. Client marketing campaigns were restarted as clients continue to receive further assurance regarding security. Epsilon's email volumes are not expected to be significantly impacted. At this time, we do not have expectations of any significant costs or liabilities arising from the incident, and as such, do not believe that the incident will have a material impact to our liquidity, capital resources or results of operations.

Index

On April 25, 2011, we announced that we had reached an agreement to acquire Aspen Marketing Services, or Aspen, subject to obtaining certain customary regulatory approvals and satisfaction of closing conditions. Aspen specializes in a full range of digital and direct marketing services, and advanced analytics to perform data-driven customer acquisition and retention campaigns. The purchase price is approximately $345 million plus a working capital adjustment. We expect it to be slightly accretive to earnings per share in 2011 and anticipate that this acquisition will close in the second quarter of 2011.

Private Label Services and Credit

Revenue increased 8.8% to $368.9 million and adjusted EBITDA increased 31.2% to $183.3 million for the first quarter of 2011 as compared to the same period in the prior year.

During the quarter ended March 31, 2011, we announced the signing of a new, long-term agreement to provide private label credit card services to J.Jill, a leading multichannel fashion retailer of women’s apparel, accessories and footwear, and purchased their existing private label credit card accounts, a moderate size portfolio of approximately $40 million.

Credit sales increased approximately 5.4% for the first quarter of 2011 as consumer spending accelerated. Specialty retailers and catalogers were particularly strong this quarter, while some of the larger ticket merchants continued to be impacted by the macroeconomic environment. Average credit card receivables, conversely, declined 4.2% from the first quarter of 2010 due primarily to increases in customer payment rates. The increase in payment rates primarily reflects cardholder payment behavior returning to pre-recessionary patterns.

While higher payments do pressure credit card receivables growth, they are beneficial to delinquency levels.  Delinquency rates improved to 4.9% of principal receivables at March 31, 2011, down from 5.6% at March 31, 2010. The principal charge off rate was 7.9% for the three months ended March 31, 2011, representing a 150 basis point improvement over the prior year period. An improving economy had a positive effect on these metrics. We expect these metrics to continue to improve throughout the year as the economy continues to improve.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements,” which supersedes certain guidance in Accounting Standards Codification, or ASC, 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning on or after January 1, 2011. We elected to adopt this ASU prospectively. Revenue associated with the service element of our AIR MILES Reward Program has historically been determined using the residual method. Based on the sponsor contracts expected to be signed, renewed or materially modified in 2011, the adoption of ASU 2009-13 did not and is not expected to have a material impact on our unaudited condensed consolidated financial statements for 2011. Should one of the AIR MILES Reward Program’s top five sponsors materially modify its agreement with us in 2011, it could significantly shift the allocation of deferred revenue between the service element and redemption element. This change in allocation between the deferred revenue elements could impact the timing of revenue recognition, as the redemption element is recognized as AIR MILES reward miles are redeemed while the service element is recognized on a pro-rata basis over the estimated life of an AIR MILES reward mile, or 42 months.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The adoption of ASU 2010-20 only impacted disclosures and did not have a material impact on our unaudited condensed consolidated financial statements. ASU 2010-20 also requires enhanced disclosures for troubled debt restructurings, or TDR, but the effective date of these disclosures was deferred.

Index

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR by clarifying the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties. The amendments in the ASU will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. For purposes of measuring impairment of receivables that are newly considered impaired as a result of this ASU, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, the ASU will also require additional disclosures about TDR activities along with the disclosures required by ASU 2010-20 but were previously deferred in the period of adoption. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations, or cash flows.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles.

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

The adjusted EBITDA measure presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$86,376	$46,654
Stock compensation expense	9,084	10,606
Provision for income taxes	54,073	28,838
Interest expense, net	71,459	82,706
Depreciation and other amortization	16,754	16,325
Amortization of purchased intangibles	18,644	17,846
Adjusted EBITDA	$256,390	$202,975

Index

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$217,674	$199,670	$18,004	9.0%
Epsilon	155,684	126,307	29,377	23.3
Private Label Services and Credit	368,910	339,204	29,706	8.8
Corporate/Other	357	765	(408)	(53.3)
Eliminations	(2,189)	(2,409)	220	nm *
Total	$740,436	$663,537	$76,899	11.6%
Adjusted EBITDA (1):
LoyaltyOne	$58,251	$53,587	$4,664	8.7%
Epsilon	33,666	27,286	6,380	23.4
Private Label Services and Credit	183,330	139,755	43,575	31.2
Corporate/Other	(17,403)	(15,940)	(1,463)	9.2
Eliminations	(1,454)	(1,713)	259	nm *
Total	$256,390	$202,975	$53,415	26.3%
Stock compensation expense:
LoyaltyOne	$1,967	$2,163	$(196)	(9.1)%
Epsilon	2,293	1,970	323	16.4
Private Label Services and Credit	1,644	1,762	(118)	(6.7)
Corporate/Other	3,180	4,711	(1,531)	(32.5)
Total	$9,084	$10,606	$(1,522)	(14.4)%
Depreciation and amortization:
LoyaltyOne	$5,183	$6,137	$(954)	(15.5)%
Epsilon	19,899	18,016	1,883	10.5
Private Label Services and Credit	9,010	8,489	521	6.1
Corporate/Other	1,306	1,529	(223)	(14.6)
Total	$35,398	$34,171	$1,227	3.6%
Operating income:
LoyaltyOne	$51,101	$45,287	$5,814	12.8%
Epsilon	11,474	7,300	4,174	57.2
Private Label Services and Credit	172,676	129,504	43,172	33.3
Corporate/Other	(21,889)	(22,180)	291	(1.3)
Eliminations	(1,454)	(1,713)	259	nm *
Total	$211,908	$158,198	$53,710	34.0%
Adjusted EBITDA margin (2):
LoyaltyOne	26.8%	26.8%	—%
Epsilon	21.6	21.6	—
Private Label Services and Credit	49.7	41.2	8.5
Total	34.6%	30.6%	4.0%
Segment operating data:
Private label statements generated	34,746	36,241	(1,495)	(4.1)%
Credit sales	$1,953,699	$1,852,730	$100,969	5.4%
Average credit card receivables	$4,968,459	$5,185,147	$(216,688)	(4.2)%
AIR MILES reward miles issued	1,110,538	1,037,679	72,859	7.0%
AIR MILES reward miles redeemed	988,645	893,153	95,492	10.7%

(1)
Adjusted EBITDA is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. For a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

(2)
Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

*	Not meaningful

Index

Consolidated Operating Results:

  Revenue.  Total revenue increased $76.9 million, or 11.6%, to $740.4 million for the three months ended March 31, 2011 from $663.5 million for the three months ended March 31, 2010. The net increase was due to the following:

•	Transaction. Revenue increased $0.2 million, or 0.2%, to $76.8 million for the three months ended March 31, 2011 due primarily to the following factors:

•
AIR MILES reward mile issuance fees, or service element revenue, increased $5.8 million due in part to a favorable foreign currency exchange rate and to growth in our total AIR MILES reward miles issued. Our issuance fees, which consist of marketing and administrative services provided to sponsors, are recognized pro rata over the estimated life of an AIR MILES reward mile, or 42 months;

•	Debt cancellation premiums increased $3.7 million as a result of higher volumes; and

•
Merchant fees, or transaction fees with the retailer, decreased $8.4 million attributable to the loss of fees from cancelled programs and increases in royalty payments and profit sharing amounts to certain retailers.

•
Redemption.  Revenue increased $11.1 million, or 8.0%, to $149.8 million for the three months ended March 31, 2011. A favorable foreign currency exchange rate contributed $7.8 million to the increase in revenue. In local currency (Canadian dollars, or CAD), revenue increased approximately CAD $3.3 million, or 2.3%. Revenue growth of CAD $11.7 million due to increases in the number of AIR Miles reward miles redeemed were offset in part by a net decrease of approximately CAD $13.4 million in amortized revenue related to the conversion of a certain split-fee to non-split fee program.

•
Finance charges, net.  Revenue increased $35.8 million, or 11.7%, to $342.1 million for the three months ended March 31, 2011. This increase was driven by improvement in our gross yield of 390 basis points, offset in part by a 4.2% decline in average credit card receivables. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010. These changes positively impacted our gross yield in the first quarter of 2011, while the implementation of the Credit Card Accountability, Responsibility and Disclosure Act of 2009, or CARD Act, in February 2010 negatively impacted our gross yield for the first quarter of 2010.

•
Database marketing fees and direct marketing.  Revenue increased $27.5 million, or 22.0%, to $152.7 million for the three months ended March 31, 2011. Strategic database continues to build from recent client signings and expansion of services to existing clients with revenue increasing $15.5 million, or 25.7%. Within our targeting sector, Abacus had solid mid-single digit level growth and the acquisition of DMS added $11.1 million in revenue.

•	Other revenue. Revenue increased $2.3 million, or 14.0%, to $19.1 million for the three months ended March 31, 2011, primarily as a result of additional consulting services provided by Epsilon.

  Cost of operations.  Cost of operations increased $43.5 million, or 12.1%, to $404.5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase resulted primarily from growth across each of our segments, including the following:

•
Within the Epsilon segment, increases were primarily due to growth, including the acquisition of DMS. Epsilon experienced higher total payroll and benefit costs of $14.6 million and higher data processing costs of $3.9 million;

•	Within the LoyaltyOne segment, the cost of fulfillment for the AIR MILES Reward Program increased $12.0 million as a result of a 10.7% increase in the number of AIR MILES reward miles redeemed; and

•	We also experienced a variety of higher costs due to growth, including marketing costs, travel costs and other expenses.

Provision for loan loss.  Provision for loan loss decreased $20.3 million, or 23.1%, to $67.7 million for the three months ended March 31, 2011 as compared to the same period in the prior year. The provision was impacted by both a decline in rate and volume of credit card receivables. The net charge-off rate improved 150 basis points to 7.9% for the quarter ended March 31, 2011 as compared to 9.4% for the same period in 2010, with net losses decreasing $24.2 million. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.9% of principal credit card receivables at March 31, 2011 from 5.6% at March 31, 2010. Additionally, credit card receivables declined 4.2% primarily as a result of higher payment rates.

Index

General and administrative.  General and administrative expenses decreased $1.2 million, or 5.5%, to $20.9 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease was driven primarily by a decline in stock-based compensation expense, partially offset by an increase in medical and benefit costs, for the three months ended March 31, 2011 as compared to the prior year period.

Depreciation and other amortization.  Depreciation and other amortization increased slightly to $16.8 million for the three months ended March 31, 2011 as compared to $16.3 million for the three months ended March 31, 2010 due to additional capital expenditures including internally developed software projects placed in service during 2010.

Amortization of purchased intangibles.  Amortization of purchased intangibles increased $0.8 million, or 4.5%, to $18.6 million for the three months ended March 31, 2011. The increase was primarily related to the amortization associated with the intangible assets acquired in the DMS acquisition offset in part by certain fully amortized intangible assets at Epsilon.

Interest expense.  Total interest expense, net decreased $11.2 million, or 13.6%, to $71.5 million for the three months ended March 31, 2011 from $82.7 million for three months ended March 31, 2010. The decrease was due to the following:

•
Securitization funding costs.  Securitization funding costs decreased $10.6 million to $31.0 million primarily as a result of changes in the valuation in our interest rate swaps, which resulted in a gain of $9.9 million for the three months ended March 31, 2011.

•
Interest expense on certificates of deposit.  Interest on certificates of deposit decreased $1.8 million to $5.7 million primarily due to lower average borrowings, which declined approximately $450 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

•
Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $1.2 million to $34.8 million primarily due to the increase in the amortization of imputed interest associated with the convertible notes, which increased $1.8 million for the three months ended March 31, 2011 as compared to the same period in the prior year.

Taxes.  Income tax expense increased $25.3 million to $54.1 million for the three months ended March 31, 2011 from $28.8 million for the comparable period in 2010 due primarily to an increase in taxable income. The effective tax rate remained relatively consistent at 38.5% for the three months ended March 31, 2011 as compared to 38.2% for the three months ended March 31, 2010.

Segment Revenue and Adjusted EBITDA:

Revenue.  Total revenue increased $76.9 million, or 11.6%, to $740.4 million for the three months ended March 31, 2011 from $663.5 million for three months ended March 31, 2010. The net increase was due to the following:

•
LoyaltyOne.  Revenue increased $18.0 million, or 9.0%, to $217.7 million for the three months ended March 31, 2011. Revenue benefited from a favorable foreign currency exchange rate, which represented $11.4 million of the increase. Revenue for the AIR MILES Reward Program increased CAD $6.2 million, or 3.0%. Redemption revenue increased a net CAD $3.3 million, or 2.3%, due to a 10.7% increase in AIR MILES reward miles redeemed, which increased redemption revenue by CAD $11.7 million. This increase was offset in part by a CAD $13.4 million net decrease in amortized revenue related to the conversion of a certain split-fee to non split-fee program. Revenue from issuance fees increased CAD $3.4 million due to previous increases in the total number of AIR MILES reward miles issued.

Index

•
Epsilon.  Revenue increased $29.4 million, or 23.3%, to $155.7 million for the three months ended March 31, 2011. Strategic database grew by $15.5 million, or 25.7%, benefitting from recent client database launches. Within our targeting business, Abacus had solid mid-single digit level growth, with the acquisition of DMS contributing $11.1 million to revenue.

•
Private Label Services and Credit.  Revenue increased $29.7 million, or 8.8%, to $368.9 million for the three months ended March 31, 2011. Finance charges and late fees increased by $35.8 million driven primarily by an increase in our gross yield of 390 basis points, offset in part by a 4.2% decline in average credit card receivables. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010 which positively impacted our gross yield in the first quarter of 2011, offset in part by the implementation of the of the CARD Act in February 2010 which negatively impacted our gross yield for the first quarter of 2010. This increase was partially offset by a $6.0 million reduction in transaction revenue as a result of lower merchant fees.

•
Corporate/Other.  Revenue decreased $0.4 million for the three months ended March 31, 2011 primarily due to a reduction in transition services being provided. We are currently earning only a minimal amount of revenue related to the sublease agreements with Fujitsu.

Adjusted EBITDA.  For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. Adjusted EBITDA increased $53.4 million, or 26.3%, to $256.4 million for the three months ended March 31, 2011 from $203.0 million for three months ended March 31, 2010. The increase was due to the following:

•
LoyaltyOne.  Adjusted EBITDA increased $4.7 million, or 8.7%, to $58.3 million for the three months ended March 31, 2011. Adjusted EBITDA for the AIR MILES Reward Program increased CAD $2.3 million, or 3.9%, with adjusted EBITDA margin increasing to 28.1% from 27.8%. Adjusted EBITDA benefited from the growth in AIR MILES reward miles issued and increased margins on redemptions, which was partially offset by the runoff of amortized revenue.

•
Epsilon.  Adjusted EBITDA increased $6.4 million, or 23.4%, to $33.7 million. Adjusted EDITDA was driven by strong growth in strategic database, resulting from continued client wins. With revenue growth and the acquisition of DMS, operating expenses also increased proportionally, with adjusted EBITDA remaining flat at 21.6% for both the three months ended March 31, 2011 and 2010.

•
Private Label Services and Credit.  Adjusted EBITDA increased $43.6 million, or 31.2%, to $183.3 million for the three months ended March 31, 2011 and adjusted EBITDA margin increased to 49.7% for the three months ended March 31, 2011 compared to 41.2% for the same prior year period. Adjusted EBITDA was positively impacted by the increase in our gross yield as described above and a decline in the provision for loan loss. The net charge-off rate for March 31, 2011 was 7.9% as compared to 9.4% in the same period in 2010. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.9% of principal credit card receivables at March 31, 2011 from 5.6% at March 31, 2010.

•
Corporate/Other.  Adjusted EBITDA decreased $1.5 million from a loss of $15.9 million for the three months ended March 31, 2010 to a loss of $17.4 million for the three months ended March 31, 2011 primarily related to an increase in benefit costs and incentive compensation in the first quarter of 2011 as compared to the prior year period.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the average age of our various private label credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions.

Index

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

The following table presents the delinquency trends of our credit card portfolio:

	March 31, 2011	% of Total	December 31, 2010	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$4,642,290	100%	$5,116,111	100%
Principal receivables balances contractually delinquent:
31 to 60 days	68,180	1.5%	87,252	1.7%
61 to 90 days	50,477	1.1	59,564	1.2
91 or more days	109,953	2.3	130,538	2.5
Total	$228,610	4.9%	$277,354	5.4%

Net Charge-Offs. Our net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less recoveries and exclude charged-off interest and fees and fraud losses. Charged-off interest and fees are recorded in finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month, subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

The net charge-off rate is calculated by dividing net charge-offs of principal receivables for the period by the average credit card receivables for the period. Average credit card receivables represent the average balance of the cardholder receivables at the beginning of each month in the periods indicated. The following table presents our net charge-offs for the periods indicated.

	For the Three Months Ended March 31,
	2011	2010
	(In thousands, except percentages)
Average credit card receivables	$4,968,459	$5,185,147
Net charge-offs of principal receivables	98,030	122,266
Net charge-offs as a percentage of average credit card receivables	7.9%	9.4%

Age of Portfolio. The following table sets forth, as of March 31, 2011, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	2,703	23.4%	$876,492	18.9%
13-24 Months	1,578	13.7	654,138	14.1
25-36 Months	1,174	10.2	522,678	11.3
37-48 Months	965	8.3	419,685	9.0
49-60 Months	830	7.2	364,228	7.8
Over 60 Months	4,297	37.2	1,805,069	38.9
Total	11,547	100.0%	$4,642,290	100.0%

Index

See Note 4, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Private Label Services and Credit segment related to holiday retail sales.

We generated cash flow from operating activities of $210.4 million and $206.6 million for the three months ended March 31, 2011 and 2010, respectively. The increase in operating cash flows was primarily due to increased profitability, net of the effect of non-cash items, and an increase in working capital of $5.0 million for the three months ended March 31, 2011 as compared to 2010, including the timing of payments for other assets.

Investing Activities. Cash provided by investing activities was $258.7 million for the three months ended March 31, 2011 as compared to $443.1 million for the three months ended March 31, 2010. Significant components of investing activities are as follows:

•
Credit Card Receivables Funding.  Cash flow from credit card receivables increased to $433.0 million for the three months ended March 31, 2011, as compared to $397.5 million for the three months ended March 31, 2010. Cash from credit card receivables increased in both periods due to a decline in receivables from the seasonal pay down of our credit card receivables.

•
Cash Collateral, Restricted.  Cash decreased $132.6 million for the three months ended March 31, 2011, as compared to a cash increase of $26.2 million for the three months ended March 31, 2010 due primarily to an increase in excess funding deposits in 2011.

•
Purchase of Credit Card Receivables.  Cash decreased $42.7 million for the three months ended March 31, 2011 due to the acquisition of an existing private label credit card portfolio from J.Jill. There were no comparable purchases of credit card receivables during the three months ended March 31, 2010.

•
Capital Expenditures.   Our capital expenditures for the three months ended March 31, 2011 were $18.6 million compared to $15.4 million for the comparable period in 2010. We do not expect capital expenditures to exceed approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $307.6 million and $723.2 million for the three months ended March 31, 2011 and 2010, respectively. Our financing activities during the three months ended March 31, 2011 relate primarily to borrowings and repayments of debt and certificates of deposit, and repurchases of common stock.

Adoption of ASC 860, “Transfers and Servicing,” and ASC 810, “Consolidation.” The consolidation of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II, and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, and World Financial Capital Credit Card Master Note Trust, or the WFC Trust, resulted in $81.6 million in cash and cash equivalents as of January 1, 2010, which is shown separately from operating, financing and investing activities.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, certificates of deposit issued by World Financial Network National Bank, or WFNNB, and World Financial Capital Bank, or WFCB, our credit facility and issuances of equity securities. As of March 31, 2011, we had $324.0 million of available borrowing capacity under our credit facility. The key loan covenant ratio, core debt to operating cash flow, was 2.3 to 1 at March 31, 2011, as compared to the covenant ratio of 3.75 to 1. Additionally, available liquidity at the bank subsidiary level totaled $3.6 billion, including $225 million of cash. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for our main bank subsidiary, WFNNB, were 15%, 14% and 16%, respectively, at March 31, 2011.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the repayment of the $250.0 million of our Series B senior notes due May 16, 2011.

Additionally, our credit facility, the term loan agreement dated May 15, 2009 and the term loan agreement dated August 6, 2010, mature in March 2012. We currently expect to refinance this debt during the second quarter of 2011.

Index

Securitization Program. We regularly securitize our credit card receivables through the WFN Trusts and the WFC Trust as part of our credit card securitization program. These securitization programs are the primary vehicle through which we finance WFNNB’s and WFCB’s credit card receivables.

Historically, we have used both public and private asset-backed securities term transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by WFNNB and WFCB. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all based on the asset-backed securitization markets at the time.

As of March 31, 2011, the WFN Trusts and the WFC Trust had approximately $4.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts.

At March 31, 2011, we had $3.3 billion of asset-backed securities debt – owed to securitization investors, of which $1.4 billion is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of March 31, 2011 for the WFN Trusts and the WFC Trust by year:

	2011	2012	2013	2014	2015 & Thereafter	Total
	(In millions)
Term notes	$1,010.0	$700.2	$822.3	$—	$393.8	$2,926.3
Conduit facilities (1)	2,025.0	—	—	—	—	2,025.0
Total (2)	$3,035.0	$700.2	$822.3	$—	$393.8	$4,951.3

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
As of March 31, 2011, with the consolidation of the WFN Trusts and the WFC Trust effective January 1, 2010, $573.8 million of debt issued by the credit card securitization trusts and retained by us has been eliminated in the unaudited condensed consolidated financial statements.

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

Debt

As of March 31, 2011, we were in compliance with our covenants. See Note 7, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

Index

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2010 related to our exposure to market risk from interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In July 2010, we acquired DMS for $117.0 million. Because of the timing of the acquisition, it was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2011. We will expand our evaluation of the effectiveness of the internal controls over financial reporting to include DMS beginning in July 2011.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A. of Part II of this Quarterly Report.

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

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2010, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2011:
January 1-31	830,567	$71.57	829,246	$268.7
February 1-28	2,435	75.59	—	268.7
March 1-31	30,463	77.32	27,117	266.6
Total	863,465	$71.78	856,363	$266.6

(1)
During the period represented by the table, 7,102 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)
On September 13, 2010, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(a) None

(b) None

Index

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

+*10.1	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.

+*10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2011 grant).

+*10.3	Form of Canadian Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.

+*10.4	Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2011 grant).

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________
*	Filed herewith
+	Management contract, compensatory plan or arrangement

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan
Edward J. Heffernan
President and Chief Executive Officer

Date: May 9, 2011

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: May 9, 2011