Form 10-Q
period 2011-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2011-08-08
CIK 1101215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-15749

________________

ALLIANCE DATA SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1429215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500 Dallas Parkway, Suite 700
Plano, Texas 75024
(Address of Principal Executive Office, Including Zip Code)

(214) 494-3000
(Registrant’s Telephone Number, Including Area Code)

________________

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

As of August 3, 2011, 50,917,709 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index
PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash and cash equivalents	$232,821	$139,114
Trade receivables, less allowance for doubtful accounts ($3,832 and $4,350 at June 30, 2011 and December 31, 2010, respectively)	296,271	260,945
Credit card receivables:
Credit card receivables – restricted for securitization investors	4,338,016	4,795,753
Other credit card receivables	601,201	560,670
Total credit card receivables	4,939,217	5,356,423
Allowance for loan loss	(461,015)	(518,069)
Credit card receivables, net	4,478,202	4,838,354
Deferred tax asset, net	252,816	279,752
Other current assets	132,266	127,022
Redemption settlement assets, restricted	479,210	472,428
Assets of discontinued operations	5,898	11,920
Total current assets	5,877,484	6,129,535
Property and equipment, net	195,850	170,627
Deferred tax asset, net	53,815	46,218
Cash collateral, restricted	317,076	185,754
Intangible assets, net	424,567	314,391
Goodwill	1,462,716	1,221,823
Other non-current assets	216,939	203,804
Total assets	$8,548,447	$8,272,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$111,543	$121,856
Accrued expenses	170,562	168,578
Certificates of deposit	357,409	442,600
Asset-backed securities debt – owed to securitization investors	1,494,146	1,743,827
Current debt	19,957	255,679
Other current liabilities	107,252	85,179
Deferred revenue	1,078,038	1,044,469
Total current liabilities	3,338,907	3,862,188
Deferred revenue	190,980	176,773
Deferred tax liability, net	118,068	82,637
Certificates of deposit	470,272	416,500
Asset-backed securities debt – owed to securitization investors	1,812,740	1,916,315
Long-term and other debt	2,341,651	1,614,093
Other liabilities	188,698	180,552
Total liabilities	8,461,316	8,249,058
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 93,924 shares and 92,797 shares at June 30, 2011 and December 31, 2010, respectively	939	928
Additional paid-in capital	1,350,530	1,320,767
Treasury stock, at cost, 42,931 shares and 41,426 shares at June 30, 2011 and December 31, 2010, respectively	(2,196,480)	(2,079,819)
Retained earnings	971,117	815,718
Accumulated other comprehensive loss	(38,975)	(34,500)
Total stockholders’ equity	87,131	23,094
Total liabilities and stockholders’ equity	$8,548,447	$8,272,152

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues
Transaction	$69,869	$69,341	$146,640	$145,942
Redemption	133,342	127,709	283,102	266,386
Finance charges, net	332,272	319,269	674,414	625,626
Database marketing fees and direct marketing services	182,264	134,972	334,974	260,163
Other revenue	22,711	18,427	41,764	35,138
Total revenue	740,458	669,718	1,480,894	1,333,255
Operating expenses
Cost of operations	431,250	358,708	835,775	719,711
Provision for loan loss	60,376	94,700	128,042	182,701
General and administrative	21,021	21,509	41,960	43,673
Depreciation and other amortization	16,850	16,580	33,604	32,905
Amortization of purchased intangibles	19,170	17,841	37,814	35,687
Total operating expenses	548,667	509,338	1,077,195	1,014,677
Operating income	191,791	160,380	403,699	318,578
Interest expense
Securitization funding costs	35,062	43,606	66,048	85,225
Interest expense on certificates of deposit	5,494	7,604	11,187	16,202
Interest expense on long-term and other debt, net	38,238	32,638	73,018	65,127
Total interest expense, net	78,794	83,848	150,253	166,554
Income before income tax	$112,997	$76,532	$253,446	$152,024
Provision for income taxes	43,974	29,212	98,047	58,050
Net income	$69,023	$47,320	$155,399	$93,974

Basic income per share	$1.35	$0.89	$3.04	$1.78
Diluted income per share	$1.19	$0.83	$2.74	$1.67

Weighted average shares
Basic	51,070	53,188	51,099	52,820
Diluted	58,145	56,821	56,778	56,122

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,399	$93,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71,418	68,592
Deferred income taxes	9,960	19,973
Provision for loan loss	128,042	182,701
Non-cash stock compensation	20,190	23,021
Fair value (gain) loss on interest-rate derivatives	(14,603)	5,384
Amortization of discount on convertible senior notes	35,882	32,162
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(20,245)	2,619
Change in other assets	10,941	24,833
Change in accounts payable and accrued expenses	(21,599)	(668)
Change in deferred revenue	5,113	(5,169)
Change in other liabilities	36,253	11,865
Excess tax benefits from stock-based compensation	(11,590)	(11,416)
Other	1,782	(1,376)
Net cash provided by operating activities	406,943	446,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	15,513	16,927
Payments for acquired businesses, net of cash	(358,152)	—
Change in restricted cash	16,842	21,802
Change in credit card receivables	270,586	276,446
Purchase of credit card receivables	(42,696)	—
Change in cash collateral, restricted	(131,172)	(95,053)
Capital expenditures	(33,935)	(31,512)
Investments in the stock of investees	(13,591)	—
Other	222	(3,699)
Net cash (used in) provided by investing activities	(276,383)	184,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,336,500	555,000
Repayments of borrowings	(1,876,776)	(544,346)
Issuances of certificates of deposit	138,061	94,000
Repayments of certificates of deposit	(169,480)	(460,100)
Borrowings from asset-backed securities	636,500	411,945
Repayments/maturities of asset-backed securities	(989,757)	(745,120)
Payment of capital lease obligations	(3,791)	(11,476)
Payment of deferred financing costs	(24,564)	(730)
Excess tax benefits from stock-based compensation	11,590	11,416
Proceeds from issuance of common stock	20,533	29,631
Purchase of treasury shares	(116,661)	(14,520)
Net cash used in financing activities	(37,845)	(674,300)

Effect of exchange rate changes on cash and cash equivalents	992	(1,702)
Change in cash and cash equivalents	93,707	(44,596)

Cash effect on adoption of ASC 860 and ASC 810	—	81,553
Cash and cash equivalent at beginning of period	139,114	213,378
Cash and cash equivalents at end of period	$232,821	$250,335

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$118,971	$119,290
Income taxes paid, net	$58,371	$16,897

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For purposes of comparability, fraud losses of $1.0 million and $1.9 million for the three and six months ended June 30, 2010, respectively, have been reclassified from provision for loan loss to cost of operations in the prior period financial statements to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR by clarifying the existing guidance with respect to whether (1) the creditor has granted a concession and (2) the debtor is experiencing financial difficulties. The amendments in ASU 2011-02 will be effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. For purposes of measuring impairment of receivables that are newly considered impaired as a result of ASU 2011-02, the amendments are to be applied prospectively for the first interim or annual period

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning on or after June 15, 2011. ASU 2011-02 will also require additional disclosures about TDR activities along with the disclosures required by ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” that were previously deferred. The Company does not expect the adoption of ASU 2011-02 to have a material impact on the Company’s financial condition, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”, which amends ASC 820, “Fair Value Measurement.” ASU 2011-04 revises the application of the valuation premise of highest and best use of an asset. It also enhances disclosure requirements and will require entities to disclose, for their recurring Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. ASU 2011-04 will require prospective application. The Company does not expect the adoption of
ASU 2011-04 to have a material impact on the Company’s financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 31, 2011. Early adoption is permitted, but full retrospective application is required. ASU 2011-05 impacts financial statement presentation only; accordingly, it will have no impact on the Company’s financial condition, results of operations, or cash flows.

3. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands, except per share amounts)
Numerator:
Net Income	$69,023	$47,320	$155,399	$93,974
Denominator:
Weighted average shares, basic	51,070	53,188	51,099	52,820
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	4,659	2,295	3,724	1,950
Shares from assumed conversion of convertible note warrants	1,537	—	1,085	—
Net effect of dilutive stock options and unvested restricted stock	879	1,338	870	1,352
Denominator for diluted calculations	58,145	56,821	56,778	56,122

Basic net income per share	$1.35	$0.89	$3.04	$1.78
Diluted net income per share	$1.19	$0.83	$2.74	$1.67

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

For the three and six months ended June 30, 2011, the Company excluded 10.3 million warrants, respectively, from the calculation of net income per share as the effect was anti-dilutive. For the three and six months ended June 30, 2010, the Company excluded 17.5 million warrants, respectively, from the calculation of net income per share as the effect was anti-dilutive.

4. ACQUISITION

On May 31, 2011, the Company acquired all of the stock of Aspen Marketing Holdings, Inc. (“Aspen”) for a purchase price of $345.0 million, plus a working capital adjustment. Aspen specializes in a full range of digital and direct marketing services, including the use of advanced analytics to perform data-driven customer acquisition and retention campaigns. Aspen is also a leading provider of marketing agency services, with expertise in the automotive and telecommunications industries. The results of Aspen have been included since the date of acquisition and are reflected in the Company’s Epsilon® segment. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a strong, talented team of marketing professionals.

The total purchase price for Aspen was $358.2 million, net of $13.5 million of cash and cash equivalents acquired. The purchase price is subject to customary working capital adjustments. The goodwill resulting from the acquisition is not deductible for tax purposes. The following table summarizes the preliminary allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Aspen acquisition as of the date of purchase:

As of May 31, 2011
(In thousands)
Current assets	$39,924
Property and equipment	4,829
Other assets	1,600
Capitalized software	24,000
Intangible assets	140,000
Goodwill	231,986
Total assets acquired	442,339

Current liabilities	30,099
Other liabilities	3,904
Deferred tax liabilities	50,184
Total liabilities assumed	84,187

Net assets acquired	$358,152

As part of the acquisition, the Company assumed two interest rate caps with a notional amount of $42.5 million that mature November 2012. The derivatives did not qualify for hedge accounting treatment and were terminated in July 2011. The fair value of the derivatives from May 31, 2011 through termination was de minimis.

Additionally, at the date of the acquisition, Aspen had a tax net operating loss carryforward totaling approximately $140 million resulting from a previous merger. This potential tax benefit is contingent on the prior merger qualifying as a reorganization under Internal Revenue Code (“IRC”) section 368. At this time, the potential tax benefits from the tax net operating loss carryforward have not been recognized in the Company’s unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables and delinquencies is presented in the table below:

	June 30, 2011	December 31, 2010
	(In thousands)
Principal receivables	$4,716,196	$5,116,111
Billed and accrued finance charges	192,173	214,643
Other receivables	30,848	25,669
Total credit card receivables	4,939,217	5,356,423
Less credit card receivables – restricted for securitization investors	4,338,016	4,795,753
Other credit card receivables	$601,201	$560,670
Principal amount of credit card receivables 90 days or more past due	$91,977	$130,538

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card receivables. The allowance for loan loss covers forecasted uncollectable principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for adequacy.

In estimating the allowance for principal loan losses, management utilizes a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The allowance is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts, net of recoveries are deducted from the allowance.

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the three and six months ended June 30, 2011 and 2010, actual charge-offs for unpaid interest and fees were $48.3 million, $104.5 million and $53.6 million, $114.5 million, respectively. In estimating the allowance for uncollectable unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net. In evaluating the quantitative and qualitative factors as set forth below, including the relatively consistent levels of unpaid interest and fees included in credit card receivables for each of the quarterly periods in 2010 and 2011, there has been no change in the allowance for loan loss attributable to unpaid interest and fees. However, if trends continue to improve, the Company would expect to reduce the allowance for loan loss attributable to unpaid interest and fees.

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$489,620	$544,569	$518,069	$54,884
Adoption of ASC 860 and ASC 810	—	—	—	523,950
Provision for loan loss	60,376	94,700	128,042	182,701
Recoveries	21,876	21,046	47,742	42,784
Principal charge-offs	(108,942)	(133,470)	(232,838)	(277,474)
Other	(1,915)	—	—	—
Balance at end of period	$461,015	$526,845	$461,015	$526,845

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Charge-Offs

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

The net charge-off rate is calculated by dividing net charge-offs of principal receivables for the period by the average credit card receivables for the period. Average credit card receivables represent the average balance of the cardholder receivables at the beginning of each month in the years indicated. The following table presents the Company’s net charge-offs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except percentages)
Average credit card receivables	$4,848,715	$4,992,034	$4,908,587	$5,088,590
Net charge-offs of principal receivables	87,066	112,424	185,096	234,690
Net charge-offs as a percentage of average credit card receivables	7.2%	9.0%	7.5%	9.2%

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

The following table presents the delinquency trends of the Company’s credit card portfolio:

	June 30, 2011	% of Total	December 31, 2010	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$4,716,196	100%	$5,116,111	100%
Principal receivables balances contractually delinquent:
31 to 60 days	73,982	1.5%	87,252	1.7%
61 to 90 days	48,408	1.0	59,564	1.2
91 or more days	91,977	2.0	130,538	2.5
Total	$214,367	4.5%	$277,354	5.4%

Modified Credit Card Receivables

The Company does hold certain credit card receivables for which the terms have been modified. The Company’s modified credit card loans include loans for which temporary hardship concessions have been granted and loans in permanent workout programs. These modified loans include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the loan if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, “Loss

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies.” If the Company applied accounting standards under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to loans in these programs, there would not be a significant difference in the allowance for loan loss. Credit card receivables for which temporary hardship and permanent concessions were granted comprised less than 3% of the Company’s total credit card receivables at each of June 30, 2011 and December 31, 2010.

Age of Credit Card Receivables

The following table sets forth, as of June 30, 2011, the number of active credit card accounts with balances and the related principal balances outstanding based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	2,890	24.1%	$890,067	18.9%
13-24 Months	1,605	13.4	637,793	13.5
25-36 Months	1,206	10.1	546,198	11.6
37-48 Months	992	8.3	427,875	9.1
49-60 Months	838	7.0	365,110	7.7
Over 60 Months	4,446	37.1	1,849,153	39.2
Total	11,977	100.0%	$4,716,196	100.0%

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring model is used as a tool in the underwriting process and for making credit decisions. The proprietary scoring model is based on historical data and requires various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition by obligor credit quality as of June 30, 2011:

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score	$79,173	1.7%
27.1% and higher	266,134	5.6
17.1% - 27.0%	447,442	9.5
12.6% - 17.0%	550,006	11.7
3.7% - 12.5%	1,962,204	41.6
1.9% - 3.6%	925,257	19.6
Lower than 1.9%	485,980	10.3
Total	$4,716,196	100.0%

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectable receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30, 2011	December 31, 2010
	(In thousands)
Total credit card receivables – restricted for securitization investors	$4,338,016	$4,795,753
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$82,769	$117,594

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net charge-offs of securitized principal	$78,623	$97,899	$165,926	$206,008

Portfolio Acquisition

In February 2011, World Financial Capital Bank, one of the Company’s wholly-owned subsidiaries, acquired the existing private label credit card portfolio of J.Jill and entered into a multi-year agreement to provide private label credit card services. The total purchase price was approximately $42.7 million, which consisted of $37.9 million of credit card receivables and $4.8 million of intangible assets that are included in the unaudited condensed consolidated balance sheets as of June 30, 2011.

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

	June 30, 2011				December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$36,759	$—	$—	$36,759	$74,612	$—	$—	$74,612
Government bonds	5,247	163	—	5,410	15,235	161	(34)	15,362
Corporate bonds (1)	432,745	4,885	(589)	437,041	380,605	3,212	(1,363)	382,454
Total	$474,751	$5,048	$(589)	$479,210	$470,452	$3,373	$(1,397)	$472,428

(1)
As of June 30, 2011 and December 31, 2010, LoyaltyOne® had investments in retained interests in the WFN Trusts with a fair value of $64.9 million in each case. These amounts are eliminated and therefore not reflected in the unaudited condensed consolidated financial statements and notes thereof as of June 30, 2011 and December 31, 2010.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2011 and December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		June 30, 2011 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$59,582	$(589)	$—	$—	$59,582	$(589)
Total	$59,582	$(589)	$—	$—	$59,582	$(589)

	Less than 12 months		December 31, 2010 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$10,119	$(34)	$—	$—	$10,119	$(34)
Corporate bonds	128,349	(1,363)	—	—	128,349	(1,363)
Total	$138,468	$(1,397)	$—	$—	$138,468	$(1,397)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of June 30, 2011, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the redemption settlement assets at June 30, 2011 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$58,010	$57,909
Due after one year through five years	416,741	421,301
Total	$474,751	$479,210

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2011
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$316,245	$(125,357)	$190,888	3-12 years—straight line
Premium on purchased credit card portfolios	156,203	(73,068)	83,135	3-10 years—straight line, accelerated
Collector database	72,659	(63,980)	8,679	30 years—15% declining balance
Customer database	175,531	(86,299)	89,232	4-10 years—straight line
Noncompete agreements	1,089	(895)	194	2-3 years—straight line
Tradenames	38,202	(5,929)	32,273	5-15 years—straight line
Purchased data lists	22,244	(14,428)	7,816	1-5 years—straight line, accelerated
	$782,173	$(369,956)	$412,217
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$794,523	$(369,956)	$424,567

	December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$211,413	$(123,932)	$87,481	5-10 years—straight line
Premium on purchased credit card portfolios	151,430	(63,115)	88,315	3-10 years—straight line, accelerated
Collector database	70,211	(61,075)	9,136	30 years—15% declining balance
Customer database	175,397	(76,002)	99,395	4-10 years—straight line
Noncompete agreements	1,062	(668)	394	2-3 years—straight line
Tradenames	14,169	(5,070)	9,099	5-10 years—straight line
Purchased data lists	20,506	(12,285)	8,221	1-5 years—straight line, accelerated
	$644,188	$(342,147)	$302,041
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$656,538	$(342,147)	$314,391

With the J.Jill portfolio acquisition in February 2011, the Company acquired $4.8 million of intangible assets consisting of a customer relationship of $2.6 million and a marketing relationship of $2.2 million, which are being amortized, in each case, over a weighted average life of 7.0 years.

With the Aspen acquisition on May 31, 2011, the Company acquired $140.0 million of intangible assets, consisting of $116.0 million of customer relationships and $24.0 million of trade names, which are being amortized over a weighted average life of 8.3 years and 15 years, respectively. See Note 4, “Acquisition,” for more information regarding the Aspen acquisition.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2010	$246,930	$713,161	$261,732	$—	$1,221,823
Effects of foreign currency translation	8,216	691	—	—	8,907
Goodwill acquired during the year	—	231,986	—	—	231,986
June 30, 2011	$255,146	$945,838	$261,732	$—	$1,462,716

8. DEBT

Debt consists of the following:

Description	June 30, 2011	December 31, 2010	Maturity	Interest Rate
	(Dollars in thousands)

Certificates of deposit:
Certificates of deposit	$827,681	$859,100	Six months to five years	0.20% to 5.25%
Less: current portion	(357,409)	(442,600)
Long-term portion	$470,272	$416,500

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$1,772,815	$1,772,815	Various - Nov 2011 – Jun 2015	3.79% to 7.00%
Floating rate asset-backed term note securities	1,153,500	1,153,500	Various - Sept 2011 – Apr 2013	(1)
Conduit asset-backed securities	380,571	733,827	Various - Sept 2011 – Jun 2012	1.39% to 2.07%
Total asset-backed securities – owed to securitization investors	3,306,886	3,660,142
Less: current portion	(1,494,146)	(1,743,827)
Long-term portion	$1,812,740	$1,916,315

Long-term and other debt:
2011 credit facility	$616,000	$—	May 2016	(2)
2011 term loan	792,500	—	May 2016	(2)
2006 credit facility	—	300,000	—	—
Series B senior notes	—	250,000	—	—
2009 term loan	—	161,000	—	—
2010 term loan	—	236,000	—	—
Convertible senior notes due 2013	684,797	659,371	August 2013	1.75%
Convertible senior notes due 2014	268,143	257,687	May 2014	4.75%
Capital lease obligations and other debt	168	5,714	Various - Aug 2011 – Jul 2013(3)	5.25% to 7.10%(3)
Total long-term and other debt	2,361,608	1,869,772
Less: current portion	(19,957)	(255,679)
Long-term portion	$2,341,651	$1,614,093

(1)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate (“LIBOR”) as defined in the respective agreements plus a margin of 0.1% to 2.5% as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 4.16% at June 30, 2011.

(2)
On May 24, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”) which consists of a $792.5 million unsecured revolving credit facility (the “2011 Credit Facility”) and a $792.5 million term loan (the “2011 Term Loan”) where advances are in the form of either base rate loans or Eurodollar loans and may be denominated in Canadian dollars, subject to a sublimit, or U.S. dollars. At June 30, 2011, the weighted average interest rate for the 2011 Credit Facility and 2011 Term Loan was 2.59% and 2.44%, respectively.

(3)	The Company has other minor borrowings, primarily capital leases, with varying interest rates and maturities.

At June 30, 2011, the Company was in compliance with its covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Credit Agreement

The Company is party to a credit agreement, among the Company as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, SunTrust Bank and Bank of Montreal, as co-administrative agents, and Bank of Montreal as letter of credit issuer, and various other agents and banks, dated May 24, 2011 (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $792.5 million term loan (the “2011 Term Loan”) and a $792.5 million revolving line of credit (the “2011 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2011 Credit Agreement includes an uncommitted accordion feature of up to $415.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions.

The loans under the 2011 Credit Agreement are scheduled to mature on May 24, 2016. The 2011 Term Loan provides for aggregate principal payments equal to 2.5% of the initial term loan amount in each of the first and second year and 5% of the initial term loan amount in each of the third, fourth and fifth year of the term loan, payable in equal quarterly installments beginning September 30, 2011. The 2011 Credit Agreement is unsecured.

Advances under the 2011 Credit Agreement are in the form of either base rate loans or Eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the highest of (i) the Bank of Montreal’s prime rate; (ii) the Federal funds rate plus 0.5% and (iii) the London Interbank Offered Rate (“LIBOR”) as defined in the 2011 Credit Agreement plus 1.0%, in each case plus a margin of 0.75% to 1.25% based upon the Company’s senior leverage ratio as defined in the 2011 Credit Agreement. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (i) the Bank of Montreal’s prime rate for Canadian dollar loans and (ii) the Canadian Dollar Offered Rate (“CDOR”) plus 1%, in each case plus a margin of 0.75% to 1.25% based upon the Company’s senior leverage ratio as defined in the 2011 Credit Agreement. The interest rate for Eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 1.75% to 2.25% based upon the Company’s senior leverage ratio as defined in the 2011 Credit Agreement.

The 2011 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, lease or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the 2011 Credit Agreement. The 2011 Credit Agreement also requires the Company to satisfy certain financial covenants, including maximum ratios of total leverage and senior leverage as determined in accordance with the 2011 Credit Agreement and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the 2011 Credit Agreement.

Concurrently with entering into the 2011 Credit Agreement, the Company terminated the following credit facilities: (i) a credit agreement, dated September 29, 2006, which consisted of a $750.0 million unsecured revolving credit facility (the “2006 Credit Facility”); (ii) a term loan agreement, dated May 15, 2009 (the “2009 Term Loan”); and (iii) a term loan agreement, dated August 6, 2010 (the “2010 Term Loan”). The 2006 Credit Facility, the 2009 Term Loan and the 2010 Term Loan were scheduled to expire on March 30, 2012.

Total availability under the 2011 Credit Facility at June 30, 2011 was $176.5 million.

Series B Senior Notes

The Company repaid the $250.0 million aggregate principal amount of the 6.14% Series B senior notes at their scheduled maturity of May 16, 2011.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes

The Company has outstanding $1.15 billion of convertible senior notes, consisting of $805.0 million scheduled to mature on August 1, 2013 and $345.0 million scheduled to mature on May 15, 2014. The table below summarizes the carrying value of the components of the convertible senior notes:

	June 30, 2011	December 31, 2010
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(197,060)	(232,942)
Net carrying value of liability component	$952,940	$917,058

If-converted value of common stock	$1,646,993	$1,243,605

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at June 30, 2011, is a weighted average period of 2.3 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$7,618	$7,618	$15,237	$15,237
Amortization of discount on liability component	18,187	16,301	35,882	32,162
Total interest expense on convertible senior notes	$25,805	$23,919	$51,119	$47,399

Effective interest rate (annualized)	11.0%	11.0%	11.0%	11.0%

Asset-backed Securities – Owed to Securitization Investors

Conduit Facilities

During the second quarter of 2011, the Company renewed its $1.2 billion 2009-VFN conduit facility under World Financial Network Credit Card Master Note Trust and its $275.0 million 2009-VFN conduit facility under World Financial Capital Credit Card Master Note Trust, extending their maturities to June 13, 2012 and June 1, 2012, respectively.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts for the credit card securitization trusts at June 30, 2011 and December 31, 2010 in the unaudited condensed consolidated balance sheets:

	June 30, 2011		December 31, 2010
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate contracts not designated as hedging instruments	$1,153,500	1.23	$1,153,500	1.72

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$1,400	Other current liabilities	$4,574
Interest rate contracts not designated as hedging instruments	Other liabilities	$53,828	Other liabilities	$65,257

The following table summarizes activity related to and identifies the location of the Company’s outstanding interest rate contracts for the credit card securitization trusts for the three and six months ended June 30, 2011 and 2010 recognized in the unaudited condensed consolidated statements of income:

	2011		2010
For the three months ended June 30,	Income Statement Location	Gain on Derivative Contracts	Income Statement Location	Loss on Derivative Contracts
	(In thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$4,711	Securitization funding costs	$3,203

For the six months ended June 30,
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$14,603	Securitization funding costs	$5,384

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2011, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At June 30, 2011, these thresholds were not breached and no amounts were held as collateral by the Company.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2010	$339,514	$881,728	$1,221,242
Cash proceeds	108,189	258,078	366,267
Revenue recognized	(95,743)	(266,500)	(362,243)
Other	—	1,094	1,094
Effects of foreign currency translation	12,009	30,649	42,658
June 30, 2011	$363,969	$905,049	$1,269,018
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$172,989	$905,049	$1,078,038
Non-current liabilities	$190,980	$—	$190,980

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On September 13, 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company’s outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the six months ended June 30, 2011, the Company acquired a total of 1,505,252 shares of its common stock for $116.7 million. As of June 30, 2011, the Company has $211.4 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of operations	$6,007	$6,308	$11,910	$12,203
General and administrative	5,099	6,107	8,280	10,818
Total	$11,106	$12,415	$20,190	$23,021

During the six months ended June 30, 2011, the Company awarded 425,328 performance-based restricted stock units with a weighted average grant date fair value per share of $83.72 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2011 to December 31, 2011 met certain pre-defined vesting criteria that permit a range from 50% to

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2012, an additional 33% of the award on February 21, 2013 and the final 34% of the award on February 21, 2014, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2011, the Company awarded 125,959 service-based restricted stock units with a weighted average grant date fair value per share of $84.45 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

11. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$69,023	$47,320	$155,399	$93,974
Adoption of ASC 860 and ASC 810 (1)	—	—	—	55,881
Unrealized gain (loss) on securities available-for-sale	3,484	3,953	(944)	(1,748)
Foreign currency translation adjustments (2)	(387)	5,757	(3,531)	(1,881)
Total comprehensive income, net of tax	$72,120	$57,030	$150,924	$146,226

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$232,821	$232,821	$139,114	$139,114
Trade receivables, net	296,271	296,271	260,945	260,945
Credit card receivables, net	4,478,202	4,478,202	4,838,354	4,838,354
Redemption settlement assets, restricted	479,210	479,210	472,428	472,428
Cash collateral, restricted	317,076	317,076	185,754	185,754
Other investment securities	89,214	89,214	104,916	104,916
Financial liabilities
Accounts payable	111,543	111,543	121,856	121,856
Certificates of deposit	827,681	849,521	859,100	883,405
Asset-backed securities debt – owed to securitization investors	3,306,886	3,368,719	3,660,142	3,711,263
Long-term and other debt	2,361,608	3,152,040	1,869,772	2,393,124
Derivative financial instruments	55,228	55,228	69,831	69,831

Fair Value of Assets and Liabilities Held at June 30, 2011 and December 31, 2010

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

The following tables provide the assets carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,410	$—	$5,410	$—
Corporate bonds (1)	437,041	22,992	414,049	—
Cash collateral, restricted	317,076	—	141,250	175,826
Other investment securities (2)	89,214	69,876	19,338	—
Total assets measured at fair value	$848,741	$92,868	$580,047	$175,826

Derivative financial instruments (3)	$55,228	$—	$55,228	$—
Total liabilities measured at fair value	$55,228	$—	$55,228	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance at December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$15,362	$—	$15,362	$—
Corporate bonds (1)	382,454	164,706	217,748	—
Cash collateral, restricted	185,754	—	—	185,754
Other investment securities (2)	104,916	86,881	18,035	—
Total assets measured at fair value	$688,486	$251,587	$251,145	$185,754

Derivative financial instruments (3)	$69,831	$—	$69,831	$—
Total liabilities measured at fair value	$69,831	$—	$69,831	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.

(3)	Amounts are included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of June 30, 2011 and 2010:

Cash Collateral, Restricted
(In thousands)
March 31, 2011	$179,333
Total gains (realized or unrealized):
Included in earnings	126
Purchases	—
Settlements	(3,633)
Transfers in or out of Level 3	—
June 30, 2011	$175,826

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2011	$126

Cash Collateral, Restricted
(In thousands)
December 31, 2010	$185,754
Total gains (realized or unrealized):
Included in earnings	458
Purchases	2,291
Settlements	(12,677)
Transfers in or out of Level 3	—
June 30, 2011	$175,826

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2011	$458

Cash Collateral, Restricted
(In thousands)
March 31, 2010	$183,700
Total losses (realized or unrealized):
Included in earnings	(363)
Purchases, sales, issuances and settlements	(11,547)
Transfers in or out of Level 3	—
June 30, 2010	$171,790

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2010	$(363)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2009	$73,866	$297,108	$775,570	$206,678
Adoption of ASC 860 and ASC 810	(73,866)	(297,108)	(775,570)	—
Total losses (realized or unrealized):
Included in earnings	—	—	—	(330)
Purchases, sales, issuances and settlements	—	—	—	(34,558)
Transfers in or out of Level 3	—	—	—	—
June 30, 2010	$—	$—	$—	$171,790

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2010	$—	$—	$—	$(330)

Gains and losses included in earnings attributable to cash collateral, restricted are included in interest in the unaudited condensed consolidated statements of income.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and six months ended June 30, 2011, the Company had no impairments related to these assets.

13. INCOME TAXES

For the three and six months ended June 30, 2011, the Company utilized an effective tax rate of 38.9% and 38.7%, respectively, to calculate its provision for income taxes. For the three and six months ended June 30, 2010, the Company utilized an effective tax rate of 38.2%, in each case, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2011 based on all known variables is 38.7%.

14. SEGMENT INFORMATION

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

Three Months Ended June 30, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$203,162	$188,456	$350,718	$356	$(2,234)	$740,458
Adjusted EBITDA (1)	52,943	39,324	163,671	(15,567)	(1,454)	238,917
Depreciation and amortization	5,251	20,721	8,858	1,190	—	36,020
Stock compensation expense	1,365	2,855	1,786	5,100	—	11,106
Operating income (loss)	46,327	15,748	153,027	(21,857)	(1,454)	191,791
Interest expense, net	—	—	—	78,794	—	78,794
Income (loss) before income taxes	46,327	15,748	153,027	(100,651)	(1,454)	112,997

Three Months Ended June 30, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$191,531	$137,024	$343,260	$388	$(2,485)	$669,718
Adjusted EBITDA (1)	58,666	31,277	133,229	(14,243)	(1,713)	207,216
Depreciation and amortization	6,147	18,076	8,532	1,666	—	34,421
Stock compensation expense	2,365	2,166	1,777	6,107	—	12,415
Operating income (loss)	50,154	11,035	122,920	(22,016)	(1,713)	160,380
Interest expense, net	—	—	—	83,848	—	83,848
Income (loss) before income taxes	50,154	11,035	122,920	(105,864)	(1,713)	76,532

Six Months Ended June 30, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$420,836	$344,140	$719,628	$713	$(4,423)	$1,480,894
Adjusted EBITDA (1)	111,194	72,990	347,001	(32,970)	(2,908)	495,307
Depreciation and amortization	10,434	40,620	17,868	2,496	—	71,418
Stock compensation expense	3,332	5,148	3,430	8,280	—	20,190
Operating income (loss)	97,428	27,222	325,703	(43,746)	(2,908)	403,699
Interest expense, net	—	—	—	150,253	—	150,253
Income (loss) before income taxes	97,428	27,222	325,703	(193,999)	(2,908)	253,446

Six Months Ended June 30, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$391,201	$263,331	$682,464	$1,153	$(4,894)	$1,333,255
Adjusted EBITDA (1)	112,253	58,563	272,984	(30,183)	(3,426)	410,191
Depreciation and amortization	12,284	36,092	17,021	3,195	—	68,592
Stock compensation expense	4,528	4,136	3,539	10,818	—	23,021
Operating income (loss)	95,441	18,335	252,424	(44,196)	(3,426)	318,578
Interest expense, net	—	—	—	166,554	—	166,554
Income (loss) before income taxes	95,441	18,335	252,424	(210,750)	(3,426)	152,024

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

	June 30, 2011	December 31, 2010
	(In thousands)
Assets:
Credit card receivables, net	$5,898	$11,920
Assets of discontinued operations	$5,898	$11,920

16. NON-CASH FINANCING AND INVESTING ACTIVITIES

On January 1, 2010, the Company adopted ASC 860 and ASC 810 resulting in the consolidation of the WFN Trusts and the WFC Trust. However, based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the consolidation of the trusts had the following non-cash impact to the financing and investing activities of the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2010 as follows:

•	elimination of $74 million in redemption settlement assets for those interests retained in the WFN Trusts,

•	elimination of $775 million in retained interests classified in due from securitizations,

•	consolidation of $4.1 billion in credit card receivables, and

•	consolidation of $3.7 billion in asset-backed securities.

17. COMMITMENTS AND CONTINGENCIES

On March 30, 2011, an incident was detected where a subset of Epsilon clients’ customer data was exposed by an unauthorized entry into Epsilon’s email system. The information obtained was limited to email addresses and/or customer names only. A rigorous assessment determined that no personal information associated with those names was at risk. Client marketing campaigns were restarted and Epsilon’s email volumes are not expected to be significantly impacted. At this time, the Company does not believe it will incur any significant costs arising from the incident, and does not believe that the incident will have a material impact to the Company’s liquidity, capital resources or results of operations.

18. SUBSEQUENT EVENT

Effective August 1, 2011, WFNNB converted from a national banking association and limited purpose credit card bank to a Delaware State FDIC-insured bank and limited purpose credit card bank and changed its name to World Financial Network Bank (“WFNB”). WFNB is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (“FDIC”).

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

Year in Review Highlights

For the six months ended June 30, 2011, revenue increased 11.1% to $1.48 billion and adjusted EBITDA increased 20.8% to $495.3 million as compared to the prior year period as each of the three segments had solid operating results.

LoyaltyOne®

Revenue increased 7.6% to $420.8 million and adjusted EBITDA decreased slightly to $111.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. A stronger Canadian dollar benefitted the first half of 2011 as the average foreign currency exchange rate for the six months ended June 30, 2011 was $1.02 as compared to $0.97 in the same prior year period, which added $23.2 million and $6.4 million to revenue and adjusted EBITDA, respectively.

During the six months ended June 30, 2011, LoyaltyOne announced a long-term contract renewal with Sobey’s, a leading Canadian grocer and retailer, and with The Jean Coutu Group, one of Canada’s leading pharmacy chains. In addition, LoyaltyOne signed new agreements with The Children’s Place, a children’s specialty apparel retailer, and Zale Canada, a specialty jewelry retailer, to participate as national sponsors in the AIR MILES® Reward Program.

AIR MILES reward miles issued during the six months ended June 30, 2011 increased 5.8% compared to the same prior year period due to positive growth in consumer credit card spending, as well as increased promotional activity in the grocer sector and higher gas prices. Additionally, with the positive growth in issuance from credit cards and high frequency retailers, our sponsor mix is returning to traditional levels. We expect issuance growth to be in the mid-single digits for the remainder of 2011. The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed.

AIR MILES reward miles redeemed during the six months ended June 30, 2011 increased 6.6% compared to the same prior year period due to increased travel rewards, as collectors took advantage of the ability to book flights on-line, a capability launched in the fourth quarter of 2010. Due to recent modifications implemented in the AIR MILES Reward Program, which were completed during 2011 in the ordinary course to manage the program, the increase in AIR MILES reward miles redemptions slowed to 2.0% for the second quarter of 2011 as compared to the second quarter of 2010. We expect redemption growth to remain at low single-digit year-over-year increases for the remainder of 2011.

Additionally, we increased our investment in CBSM-Companhia Brasileira De Servicos De Marketing, operator of the dotz coalition loyalty program in Brazil, to 35% as of June 30, 2011. In May 2011, CBSM signed a multi-year agreement with Banco Do Brasil to expand the dotz coalition loyalty program across Brazil. A national roll out of the dotz coalition loyalty program is planned for later in 2011. We also invested approximately $3.6 million to obtain a 26% ownership in Direxions Global Solutions Private Ltd., a leading loyalty, customer relationship management (CRM) solutions and data analytics provider in India. During 2011, we have invested an aggregate of $13.6 million in these international ventures.

Epsilon®

Revenue increased 30.7% to $344.1 million and adjusted EBITDA increased 24.6% to $73.0 million for the six months ended June 30, 2011 as compared to the same period in the prior year, driven by strong organic growth as well as the acquisitions of Direct Marketing Services and Database Marketing divisions of Equifax, Inc., collectively DMS, in July 2010 and Aspen Marketing Services, or Aspen, in May 2011.

Index

During the six months ended June 30, 2011, Epsilon announced signings with Norwegian Cruise Line to manage and host their consumer database, and provide analytics and marketing strategy support, and a multi-year renewal and expansion agreement with Helzberg Diamonds to optimize and continue to support their multi-channel direct marketing efforts.

Overall, the outlook for Epsilon’s business remains strong as the segment continues to benefit from client wins and recent acquisitions. As previously discussed, on May 31, 2011, we acquired Aspen, which specializes in a full range of digital and direct marketing services, including the use of advanced analytics to perform data-driven customer acquisition and retention campaigns. Aspen is also a leading provider of marketing agency services, with expertise in the automotive and telecommunications industries. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a strong, talented team of marketing professionals.

Private Label Services and Credit

Revenue increased 5.4% to $719.6 million and adjusted EBITDA increased 27.1% to $347.0 million for the six months ended June 30, 2011 as compared to the same period in the prior year, driven by improvements in gross yield due to program changes made throughout 2010, and improvements in the provision for loan loss due to improving trends in credit quality.

During the six months ended June 30, 2011, we announced the signing of a new, long-term agreement to provide private label credit card services to J.Jill, a leading multichannel fashion retailer of women’s apparel, accessories and footwear, and purchased their existing private label credit card accounts, a moderate size portfolio of approximately $40 million. In addition, we signed a new long-term agreement with Sycle, LLC to provide credit card services for hearing care patients at its 4,000 hearing care clinics nationwide. We also signed long-term extension agreements with Victoria’s Secret, a subsidiary of Limited Brands, Inc., and J.Crew providing for the continuation of credit, loyalty and multi-channel marketing services.

Credit sales increased 7.5% for the first half of 2011 as consumer spending accelerated. Specialty retailers and catalogers were particularly strong during the six months ended June 30, 2011, while some of the larger ticket merchants continued to be impacted by the macroeconomic environment. Average credit card receivables, conversely, declined 3.5% from the first half of 2010 due primarily to increases in customer payment rates as consumers continued to reduce their debt levels. These payment rates reflect cardholder payment behavior returning to pre-recessionary patterns.

While higher payment rates pressure credit card receivables growth, they are beneficial to delinquency levels.  Delinquency rates improved to 4.5% of principal receivables at June 30, 2011, down from 5.4% at June 30, 2010. The principal charge-off rate was 7.5% for the six months ended June 30, 2011, representing a 170 basis point improvement over the same prior year period. We expect these metrics to continue to improve throughout the year.

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

Index

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR by clarifying the existing guidance with respect to whether (1) the creditor has granted a concession and (2) the debtor is experiencing financial difficulties. The amendments in ASU 2011-02 will be effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. For purposes of measuring impairment of receivables that are newly considered impaired as a result of ASU 2011-02, the amendments are to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. ASU 2011-02 will also require additional disclosures about TDR activities along with the disclosures required by ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” that were previously deferred. We do not expect the adoption of ASU 2011-02 to have a material impact on our financial condition, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” or IFRS, which amends ASC 820, “Fair Value Measurement.” ASU 2011-04 revises the application of the valuation premise of highest and best use of an asset. It also enhances disclosure requirements and will require entities to disclose, for their recurring Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. ASU 2011-04 will require prospective application. We do not expect the adoption of ASU 2011-04 to have a material impact on our financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 31, 2011. Early adoption is permitted, but full retrospective application is required. ASU 2011-05 impacts financial statement presentation only; accordingly, it will have no impact on our financial condition, results of operations, or cash flows.

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

We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Index

The adjusted EBITDA measure presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$69,023	$47,320	$155,399	$93,974
Stock compensation expense	11,106	12,415	20,190	23,021
Provision for income taxes	43,974	29,212	98,047	58,050
Interest expense, net	78,794	83,848	150,253	166,554
Depreciation and other amortization	16,850	16,580	33,604	32,905
Amortization of purchased intangibles	19,170	17,841	37,814	35,687
Adjusted EBITDA	$238,917	$207,216	$495,307	$410,191

Index

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$203,162	$191,531	$11,631	6.1%
Epsilon	188,456	137,024	51,432	37.5
Private Label Services and Credit	350,718	343,260	7,458	2.2
Corporate/Other	356	388	(32)	(8.2)
Eliminations	(2,234)	(2,485)	251	nm *
Total	$740,458	$669,718	$70,740	10.6%
Adjusted EBITDA (1):
LoyaltyOne	$52,943	$58,666	$(5,723)	(9.8)%
Epsilon	39,324	31,277	8,047	25.7
Private Label Services and Credit	163,671	133,229	30,442	22.8
Corporate/Other	(15,567)	(14,243)	(1,324)	9.3
Eliminations	(1,454)	(1,713)	259	nm *
Total	$238,917	$207,216	$31,701	15.3%
Stock compensation expense:
LoyaltyOne	$1,365	$2,365	$(1,000)	(42.3)%
Epsilon	2,855	2,166	689	31.8
Private Label Services and Credit	1,786	1,777	9	0.5
Corporate/Other	5,100	6,107	(1,007)	(16.5)
Total	$11,106	$12,415	$(1,309)	(10.5)%
Depreciation and amortization:
LoyaltyOne	$5,251	$6,147	$(896)	(14.6)%
Epsilon	20,721	18,076	2,645	14.6
Private Label Services and Credit	8,858	8,532	326	3.8
Corporate/Other	1,190	1,666	(476)	(28.6)
Total	$36,020	$34,421	$1,599	4.6%
Operating income:
LoyaltyOne	$46,327	$50,154	$(3,827)	(7.6)%
Epsilon	15,748	11,035	4,713	42.7
Private Label Services and Credit	153,027	122,920	30,107	24.5
Corporate/Other	(21,857)	(22,016)	159	(0.7)
Eliminations	(1,454)	(1,713)	259	nm *
Total	$191,791	$160,380	$31,411	19.6%
Adjusted EBITDA margin (2):
LoyaltyOne	26.1%	30.6%	(4.5)%
Epsilon	20.9	22.8	(1.9)
Private Label Services and Credit	46.7	38.8	7.9
Total	32.3%	30.9%	1.4%
Segment operating data:
Private label statements generated	34,800	35,559	(759)	(2.1)%
Credit sales	$2,425,363	$2,220,513	$204,850	9.2%
Average credit card receivables	$4,848,715	$4,992,034	$(143,319)	(2.9)%
AIR MILES reward miles issued	1,219,695	1,165,089	54,606	4.7%
AIR MILES reward miles redeemed	816,927	801,111	15,816	2.0%

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

Index

Consolidated Operating Results:

Revenue.  Total revenue increased $70.7 million, or 10.6%, to $740.5 million for the three months ended June 30, 2011 from $669.7 million for the three months ended June 30, 2010. The net increase was due to the following:

•
Transaction.  Revenue increased $0.5 million, or 0.8%, to $69.9 million for the three months ended June 30, 2011 due primarily to AIR MILES reward mile issuance fees, or service element revenue, which increased $6.3 million due in part to a favorable foreign currency exchange rate and recent increases in the number of AIR MILES reward miles issued. Our issuance fees, which consist of marketing and administrative services provided to sponsors, are recognized pro rata over the estimated life of an AIR MILES reward mile, or 42 months. This increase was offset by a decline in merchant fees of $6.9 million due to increased profit sharing and royalty payments to certain clients.

•
Redemption.  Revenue increased $5.6 million, or 4.4%, to $133.3 million for the three months ended June 30, 2011. A favorable foreign currency exchange rate contributed $8.0 million to the increase in revenue. In local currency (Canadian dollars, or CAD), revenue increased approximately CAD $2.4 million, or 1.9%, due primarily to the net decline in the amortization of deferred revenue related to the conversion of a certain split-fee to a non-split fee program, offset in part by increases in redemption revenue of CAD $1.9 million attributable to a 2.0% increase in AIR MILES reward miles redeemed.

•
Finance charges, net.  Revenue increased $13.0 million, or 4.1%, to $332.3 million for the three months ended June 30, 2011. This increase was driven by improvement in our gross yield of 180 basis points, offset in part by a 2.9% decline in average credit card receivables as a result of higher payment rates. The expansion in our gross yield resulted primarily from changes in cardholder terms made throughout 2010.

•
Database marketing fees and direct marketing.  Revenue increased $47.3 million, or 35.0%, to $182.3 million for the three months ended June 30, 2011. Strategic database continues to build from recent client signings and expansion of services to existing clients with revenue increasing $16.3 million, or 25.8%. Within our targeting sector, the acquisition of DMS added $10.5 million to revenue. The acquisition of Aspen contributed $19.7 million to database marketing fees and direct marketing revenue.

•
Other revenue.  Revenue increased $4.3 million, or 23.2%, to $22.7 million for the three months ended June 30, 2011 due primarily to the acquisition of Aspen, which added $4.0 million in revenue associated with strategic consulting initiatives.

Cost of operations.  Cost of operations increased $72.5 million, or 20.2%, to $431.3 million for the three months ended June 30, 2011 as compared to $358.7 million for the three months ended June 30, 2010. The increase resulted primarily from growth across each of our segments, including the following:

•
Within the Epsilon segment, cost of operations increased $44.1 million due primarily to payroll expense associated with growth, with total marketing technology payroll and benefits increasing by $14.3 million. The acquisition of DMS and Aspen added $8.5 million and $19.9 million to cost of operations, respectively.

•
Within the LoyaltyOne segment, cost of operations increased $13.6 million as the result of the cost of fulfillment for the AIR MILES Reward Program, which increased $8.9 million as a result of a 2.0% increase in the number of AIR MILES reward miles redeemed. In addition, certain gains in securities and foreign currency translation were realized in 2010 but not in 2011, which impacted costs by $1.8 million.

•
Within the Private Label Services and Credit segment, cost of operations increased by $11.3 million primarily from increases in payroll and benefits of $6.1 million resulting from growth and an increase in incentive compensation due to over-performance of the segment. Credit card expenses, including marketing and collection fees, also increased $3.4 million due to increased volumes.

Provision for loan loss.  Provision for loan loss decreased $34.3 million, or 36.2%, to $60.4 million for the three months ended June 30, 2011 as compared to $94.7 million for the three months ended June 30, 2010. The provision was impacted by both a decline in the rate and volume of credit card receivables. Average credit card receivables declined 2.9% primarily as a result of higher payment rates. Additionally, the net charge-off rate improved 180 basis points to 7.2% for the quarter ended June 30, 2011 as compared to 9.0% for the same period in 2010, with net losses decreasing $25.4 million. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.5% of principal credit card receivables at June 30, 2011 from 5.4% at June 30, 2010.

Index

General and administrative.  General and administrative expenses decreased $0.5 million, or 2.3%, to $21.0 million for the three months ended June 30, 2011 as compared to $21.5 million for the three months ended June 30, 2010. The decrease was driven primarily by a decline in stock-based compensation expense, partially offset by an increase in incentive compensation for the three months ended June 30, 2011 as compared to the prior year period.

Depreciation and other amortization.  Depreciation and other amortization increased slightly to $16.9 million for the three months ended June 30, 2011 as compared to $16.6 million for the three months ended June 30, 2010 due to additional capital expenditures, including internally developed software projects placed in service during 2010 and the acquisition of Aspen.

Amortization of purchased intangibles.  Amortization of purchased intangibles increased $1.3 million, or 7.4%, to $19.2 million for the three months ended June 30, 2011. The increase was primarily related to $1.9 million and $3.0 million of amortization associated with the intangible assets acquired in the Aspen and DMS acquisitions, respectively, offset in part by certain fully amortized intangible assets at Epsilon.

Interest expense.  Total interest expense, net decreased $5.1 million, or 6.0%, to $78.8 million for the three months ended June 30, 2011 from $83.8 million for the three months ended June 30, 2010. The decrease was due to the following:

•
Securitization funding costs.  Securitization funding costs decreased $8.5 million to $35.1 million primarily as a result of changes in the valuation in our interest rate swaps. In the second quarter of 2011, we incurred a gain of $4.7 million in the valuation of our interest rate swaps as compared to a $3.2 million loss in the prior year quarter, which resulted in a net decrease of $7.9 million for the three months ended June 30, 2011 in the valuation of our interest rate swaps.

•
Interest expense on certificates of deposit.  Interest on certificates of deposit decreased $2.1 million to $5.5 million primarily due to lower average borrowings for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

•
Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $5.6 million to $38.2 million primarily due to a $2.6 million write-off of unamortized debt costs associated with the early extinguishment of the term loans, a $1.9 million increase in the amortization of imputed interest associated with the convertible senior notes as compared to the same period in the prior year, and interest expense associated with borrowings to acquire Aspen.

Taxes.  Income tax expense increased $14.8 million to $44.0 million for the three months ended June 30, 2011 from $29.2 million for the comparable period in 2010 due primarily to an increase in taxable income. The effective tax rate increased to 38.9% for the three months ended June 30, 2011 as compared to 38.2% for the three months ended June 30, 2010.

Segment Revenue and Adjusted EBITDA:

Revenue.  Total revenue increased $70.7 million, or 10.6%, to $740.5 million for the three months ended June 30, 2011 from $669.7 million for three months ended June 30, 2010. The net increase was due to the following:

•
LoyaltyOne.  Revenue increased $11.6 million, or 6.1%, to $203.2 million for the three months ended June 30, 2011. Revenue benefited from a favorable foreign currency exchange rate, which represented $12.0 million of the increase. Revenue for the AIR MILES Reward Program decreased CAD $0.3 million, or 0.1%. Redemption revenue decreased a net CAD $2.4 million, or 1.9%, due to a net decrease in amortized revenue related to the conversion of a certain split-fee to non split-fee program, offset by increases in redemption revenue attributable to a 2.0% increase in AIR MILES reward miles redeemed. Revenue also decreased due to a CAD $1.2 million decline in investment revenue resulting from lower interest earned on investments. These declines were offset by a CAD $3.5 million increase in revenue associated with issuance fees, which consist of marketing and administrative services, resulting from recent increases in the number of AIR MILES reward miles issued.

Index

•
Epsilon.  Revenue increased $51.4 million, or 37.5%, to $188.5 million for the three months ended June 30, 2011. Marketing technology continues to build from client signings in 2010 and 2011 and the expansion of services to existing clients, growing $16.8 million, or 20.0%. Additionally, the acquisition of DMS and Aspen added $10.5 million and $23.7 million to revenue, respectively.

•
Private Label Services and Credit.  Revenue increased $7.5 million, or 2.2%, to $350.7 million for the three months ended June 30, 2011. Finance charges and late fees increased by $13.0 million driven primarily by an increase in our gross yield of 180 basis points, offset in part by a 2.9% decline in average credit card receivables. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010, which positively impacted our gross yield in the second quarter of 2011. This increase was partially offset by a $5.6 million reduction in transaction revenue as a result of lower merchant fees.

•	Corporate/Other. Revenue was flat at $0.4 million for the three months ended June 30, 2011. We are currently earning a minimal amount of revenue related to sublease agreements.

Adjusted EBITDA.  For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. Adjusted EBITDA increased $31.7 million, or 15.3%, to $238.9 million for the three months ended June 30, 2011 from $207.2 million for three months ended June 30, 2010. The increase was due to the following:

•
LoyaltyOne.  Adjusted EBITDA decreased $5.7 million, or 9.8%, to $52.9 million for the three months ended June 30, 2011. A favorable foreign currency exchange rate contributed $3.3 million to adjusted EBITDA. Adjusted EBITDA in local currency (CAD) for the AIR MILES Reward Program decreased CAD $8.1 million, or 13.2%, with adjusted EBITDA margin decreasing to 26.1% from 30.6%. Adjusted EBITDA decreased due to the runoff of amortized revenue.

•
Epsilon.  Adjusted EBITDA increased $8.0 million, or 25.7%, to $39.3 million for the three months ended June 30, 2011. Adjusted EDITDA was positively impacted by double digit growth in our strategic database business and the acquisition of DMS and Aspen, which added $2.2 million and $3.8 million, respectively, to adjusted EBITDA. Adjusted EBITDA margin decreased to 20.9% for the three months ended June 30, 2011 from 22.8% for the same period in the prior year due to a shift in revenue mix with the acquisition of Aspen.

•
Private Label Services and Credit.  Adjusted EBITDA increased $30.4 million, or 22.8%, to $163.7 million for the three months ended June 30, 2011 and adjusted EBITDA margin increased to 46.7% for the three months ended June 30, 2011 compared to 38.8% for the same prior year period. Adjusted EBITDA was positively impacted by the increase in our gross yield as described above and a decline in the provision for loan loss. The net charge-off rate for June 30, 2011 was 7.2% as compared to 9.0% in the same period in 2010. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.5% of principal credit card receivables at June 30, 2011 from 5.4% at June 30, 2010.

•
Corporate/Other.  Adjusted EBITDA decreased $1.3 million to a loss of $15.6 million for the three months ended June 30, 2011 primarily related to increases in incentive compensation and legal and consulting costs in the second quarter of 2011 as compared to the prior year period.

Index

Results of Operations

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$420,836	$391,201	$29,635	7.6%
Epsilon	344,140	263,331	80,809	30.7
Private Label Services and Credit	719,628	682,464	37,164	5.4
Corporate/Other	713	1,153	(440)	(38.2)
Eliminations	(4,423)	(4,894)	471	nm *
Total	$1,480,894	$1,333,255	$147,639	11.1%
Adjusted EBITDA (1):
LoyaltyOne	$111,194	$112,253	$(1,059)	(0.9)%
Epsilon	72,990	58,563	14,427	24.6
Private Label Services and Credit	347,001	272,984	74,017	27.1
Corporate/Other	(32,970)	(30,183)	(2,787)	9.2
Eliminations	(2,908)	(3,426)	518	nm *
Total	$495,307	$410,191	$85,116	20.8%
Stock compensation expense:
LoyaltyOne	$3,332	$4,528	$(1,196)	(26.4)%
Epsilon	5,148	4,136	1,012	24.5
Private Label Services and Credit	3,430	3,539	(109)	(3.1)
Corporate/Other	8,280	10,818	(2,538)	(23.5)
Total	$20,190	$23,021	$(2,831)	(12.3)%
Depreciation and amortization:
LoyaltyOne	$10,434	$12,284	$(1,850)	(15.1)%
Epsilon	40,620	36,092	4,528	12.5
Private Label Services and Credit	17,868	17,021	847	5.0
Corporate/Other	2,496	3,195	(699)	(21.9)
Total	$71,418	$68,592	$2,826	4.1%
Operating income:
LoyaltyOne	$97,428	$95,441	$1,987	2.1%
Epsilon	27,222	18,335	8,887	48.5
Private Label Services and Credit	325,703	252,424	73,279	29.0
Corporate/Other	(43,746)	(44,196)	450	(1.0)
Eliminations	(2,908)	(3,426)	518	nm *
Total	$403,699	$318,578	$85,121	26.7%
Adjusted EBITDA margin (2):
LoyaltyOne	26.4%	28.7%	(2.3)%
Epsilon	21.2	22.2	(1.0)
Private Label Services and Credit	48.2	40.0	8.2
Total	33.4%	30.8%	2.6%
Segment operating data:
Private label statements generated	69,546	71,800	(2,254)	(3.1)%
Credit sales	$4,379,062	$4,073,243	$305,819	7.5%
Average credit card receivables	$4,908,587	$5,088,590	$(180,003)	(3.5)%
AIR MILES reward miles issued	2,330,233	2,202,768	127,465	5.8%
AIR MILES reward miles redeemed	1,805,572	1,694,264	111,308	6.6%

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

Index

Consolidated Operating Results:

Revenue.  Total revenue increased $147.6 million, or 11.1%, to $1.48 billion for the six months ended June 30, 2011 from $1.33 billion for the six months ended June 30, 2010. The net increase was due to the following:

•
Transaction.  Revenue increased $0.7 million, or 0.5%, to $146.6 million for the six months ended June 30, 2011 due primarily to AIR MILES reward mile issuance fees, or service element revenue, which increased $12.1 million due in part to a favorable foreign currency exchange rate and recent increases in the number of AIR MILES reward miles issued. Our issuance fees, which consist of marketing and administrative services provided to sponsors, are recognized pro rata over the estimated life of an AIR MILES reward mile, or 42 months. This increase was offset by a decline in merchant fees of $15.3 million due to increased profit sharing and royalty payments to certain clients.

•
Redemption.  Revenue increased $16.7 million, or 6.3%, to $283.1 million for the six months ended June 30, 2011. A favorable foreign currency exchange rate contributed $15.8 million to the increase in revenue. In local currency (CAD), revenue increased approximately CAD $0.8 million, or 0.3%, due primarily to increases in redemption revenue of $12.8 million attributable to a 6.6% increase in AIR MILES reward miles redeemed, offset in part by the net decline in the amortization of deferred revenue related to the conversion of a certain split-fee to a non-split fee program.

•
Finance charges, net.  Revenue increased $48.8 million, or 7.8%, to $674.4 million for the six months ended June 30, 2011. This increase was driven by improvement in our gross yield of 290 basis points, offset in part by a 3.5% decline in average credit card receivables as a result of higher payment rates. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010.

•
Database marketing fees and direct marketing.  Revenue increased $74.8 million, or 28.8%, to $335.0 million for the six months ended June 30, 2011. Strategic database continues to build from recent client signings and expansion of services to existing clients with revenue increasing $31.8 million, or 25.8%. Within our targeting sector, the acquisition of DMS added $21.6 million to revenue. The acquisition of Aspen contributed $19.7 million to database marketing fees and direct marketing revenue.

•
Other revenue.  Revenue increased $6.6 million, or 18.9%, to $41.8 million for the six months ended June 30, 2011, due primarily to the acquisition of Aspen, which added $4.0 million in revenue associated with strategic consulting initiatives.

Cost of operations.  Cost of operations increased $116.1 million, or 16.1%, to $835.8 million for the six months ended June 30, 2011 as compared to $719.7 million for the six months ended June 30, 2010. The increase resulted primarily from growth across each of our segments, including the following:

•
Within the Epsilon segment, cost of operations increased $67.4 million due primarily to payroll expense associated with growth, with total marketing technology payroll and benefits increasing by $25.6 million. The acquisition of DMS and Aspen added $16.5 million and $19.9 million to cost of operations, respectively.

•
Within the LoyaltyOne segment, cost of operations increased $29.5 million as the result of the cost of fulfillment for the AIR MILES Reward Program, which increased $20.9 million as a result of a 6.6% increase in the number of AIR MILES reward miles redeemed. In addition, certain gains in securities and foreign currency translation were realized in 2010 but not in 2011, which impacted costs by $2.3 million. Additionally, payroll and benefits costs increased $1.6 million resulting primarily from an increase in incentive compensation due to over-performance of the segment. Cost of operations also increased approximately $2 million attributable to international coalition loyalty program expenses.

•
Within the Private Label Services and Credit segment, cost of operations increased by $17.7 million primarily from increases in payroll and benefits of $8.1 million resulting from growth and an increase in incentive compensation due to over-performance of the segment. Credit card expenses, including marketing and collection fees, and other costs increased $4.2 million and $2.1 million, respectively, due to increased volumes.

Provision for loan loss.  Provision for loan loss decreased $54.7 million, or 29.9%, to $128.0 million for the six months ended June 30, 2011 as compared to $182.7 million for the six months ended June 30, 2010. The provision was impacted by both a decline in the rate and volume of credit card receivables. Average credit card receivables

Index

declined 3.5% primarily as a result of higher payment rates. Additionally, the net charge-off rate improved 170 basis points to 7.5% for the six months ended June 30, 2011 as compared to 9.2% for the same period in 2010, with net losses decreasing $49.6 million. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.5% of principal credit card receivables at June 30, 2011 from 5.4% at June 30, 2010.

General and administrative.  General and administrative expenses decreased $1.7 million, or 3.9%, to $42.0 million for the six months ended June 30, 2011 as compared to $43.7 million for the six months ended June 30, 2010. The decrease was driven primarily by severance and stock-based compensation related to the departure of certain associates in 2010, partially offset by an increase in medical and benefit costs and incentive compensation for the six months ended June 30, 2011 as compared to the prior year period.

Depreciation and other amortization.  Depreciation and other amortization increased $0.7 million, or 2.1%, to $33.6 million for the six months ended June 30, 2011 as compared to $32.9 million for the six months ended June 30, 2010 due to additional capital expenditures, including internally developed software projects placed in service during 2010 and the acquisition of Aspen.

Amortization of purchased intangibles.  Amortization of purchased intangibles increased $2.1 million, or 6.0%, to $37.8 million for the six months ended June 30, 2011 as compared to $35.7 million for the six months ended June 30, 2010. The increase was primarily related to $1.9 million and $5.9 million of amortization associated with the intangible assets acquired in the Aspen and DMS acquisitions, respectively, offset in part by certain fully amortized intangible assets at Epsilon.

Interest expense.  Total interest expense, net decreased $16.3 million, or 9.8%, to $150.3 million for the six months ended June 30, 2011 from $166.6 million for the six months ended June 30, 2010. The decrease was due to the following:

•
Securitization funding costs.  Securitization funding costs decreased $19.2 million to $66.0 million primarily as a result of changes in the valuation in our interest rate swaps. In the six months ended June 30, 2011, we incurred a gain of $14.6 million in the valuation of our interest rate swaps as compared to a $5.4 million loss in the same prior year period, which resulted in a net decrease of $20.0 million in the valuation of our interest rate swaps.

•
Interest expense on certificates of deposit.  Interest on certificates of deposit decreased $5.0 million to $11.2 million primarily due to lower average borrowings for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

•
Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $7.9 million to $73.0 million primarily due to a $3.7 million increase in the amortization of imputed interest associated with the convertible senior notes as compared to the same period in the prior year, a $2.6 million write-off of unamortized debt costs associated with the early extinguishment of the term loans, and interest expense associated with borrowings to acquire Aspen.

Taxes.  Income tax expense increased $39.9 million to $98.0 million for the six months ended June 30, 2011 from $58.1 million for the comparable period in 2010 due primarily to an increase in taxable income. The effective tax rate increased to 38.7% for the six months ended June 30, 2011 as compared to 38.2% for the six months ended June 30, 2010.

Segment Revenue and Adjusted EBITDA:

Revenue.  Total revenue increased $147.6 million, or 11.1%, to $1.48 billion for the six months ended June 30, 2011 from $1.33 billion for six months ended June 30, 2010. The net increase was due to the following:

•
LoyaltyOne.  Revenue increased $29.6 million, or 7.6%, to $420.8 million for the six months ended June 30, 2011. Revenue benefited from a favorable foreign currency exchange rate, which represented $23.2 million of the increase. Revenue for the AIR MILES Reward Program increased CAD $5.9 million, or 1.5%. Redemption revenue increased a net CAD $0.8 million, or 0.3%, due to a 6.6% increase in AIR MILES reward miles redeemed, which was offset in part by a net decrease in amortized revenue related to the

Index

conversion of a certain split-fee to non split-fee program. Revenue from issuance fees, which consist of marketing and administrative services, increased CAD $6.9 million due to recent increases in the total number of AIR MILES reward miles issued. These were offset in part by a decline in investment revenue of CAD $2.4 million due to lower interest earned on its investments.

•
Epsilon.  Revenue increased $80.8 million, or 30.7%, to $344.1 million for the six months ended June 30, 2011. Marketing technology continues to build from client signings in 2010 and 2011 and the expansion of services to existing clients, growing $33.4 million, or 20.3%. Additionally, the acquisition of DMS and Aspen added $21.6 million and $23.7 million to revenue, respectively.

•
Private Label Services and Credit.  Revenue increased $37.2 million, or 5.4%, to $719.6 million for the six months ended June 30, 2011. Finance charges and late fees increased by $48.8 million driven primarily by an increase in our gross yield of 290 basis points, offset in part by a 3.5% decline in average credit card receivables. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010, which positively impacted our gross yield in the first half of 2011. This increase was partially offset by an $11.7 million reduction in transaction revenue as a result of lower merchant fees.

•	Corporate/Other. Revenue was flat for the six months ended June 30, 2011. We are currently earning a minimal amount of revenue related to sublease agreements.

Adjusted EBITDA.  For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. Adjusted EBITDA increased $85.1 million, or 20.8%, to $495.3 million for the six months ended June 30, 2011 from $410.2 million for six months ended June 30, 2010. The increase was due to the following:

•
LoyaltyOne.  Adjusted EBITDA decreased $1.1 million, or 0.9%, to $111.2 million for the six months ended June 30, 2011. A favorable foreign currency exchange rate contributed $6.4 million to adjusted EBITDA. Adjusted EBITDA in local currency (CAD) for the AIR MILES Reward Program decreased CAD $5.8 million, or 4.9%, with adjusted EBITDA margin decreasing to 26.4% from 28.7%. Adjusted EBITDA decreased due to the runoff of amortized revenue.

•
Epsilon.  Adjusted EBITDA increased $14.4 million, or 24.6%, to $73.0 million for the six months ended June 30, 2011. Adjusted EDITDA was positively impacted by double digit growth in our strategic database business and the acquisition of DMS and Aspen, which added $5.5 million and $3.8 million, respectively, to adjusted EBITDA. Adjusted EBITDA margin decreased to 21.2% for the six months ended June 30, 2011 from 22.2% for the same period in the prior year due to a shift in revenue mix with the acquisition of Aspen.

•
Private Label Services and Credit.  Adjusted EBITDA increased $74.0 million, or 27.1%, to $347.0 million for the six months ended June 30, 2011 and adjusted EBITDA margin increased to 48.2% for the six months ended June 30, 2011 compared to 40.0% for the same prior year period. Adjusted EBITDA was positively impacted by the increase in our gross yield as described above and a decline in the provision for loan loss. The net charge-off rate for June 30, 2011 was 7.5% as compared to 9.2% in the same period in 2010. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.5% of principal credit card receivables at June 30, 2011 from 5.4% at June 30, 2010.

•
Corporate/Other.  Adjusted EBITDA decreased $2.8 million to a loss of $33.0 million for the six months ended June 30, 2011 primarily related to an increase in incentive compensation in the current year period as compared to the prior year period.

Index

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the average age of our various private label credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions.

Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. When an account becomes delinquent, we print a message on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our credit card portfolio:

	June 30, 2011	% of Total	December 31, 2010	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$4,716,196	100%	$5,116,111	100%
Principal receivables balances contractually delinquent:
31 to 60 days	73,982	1.5%	87,252	1.7%
61 to 90 days	48,408	1.0	59,564	1.2
91 or more days	91,977	2.0	130,538	2.5
Total	$214,367	4.5%	$277,354	5.4%

Net Charge-Offs. Our net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

The net charge-off rate is calculated by dividing net charge-offs of principal receivables for the period by the average credit card receivables for the period. Average credit card receivables represent the average balance of the cardholder receivables at the beginning of each month in the periods indicated. The following table presents our net charge-offs for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except percentages)
Average credit card receivables	$4,848,715	$4,992,034	$4,908,587	$5,088,590
Net charge-offs of principal receivables	87,066	112,424	185,096	234,690
Net charge-offs as a percentage of average credit card receivables	7.2%	9.0%	7.5%	9.2%

Index

Age of Credit Card Receivables. The following table sets forth, as of June 30, 2011, the number of active credit card accounts with balances and the related principal balances outstanding based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	2,890	24.1%	$890,067	18.9%
13-24 Months	1,605	13.4	637,793	13.5
25-36 Months	1,206	10.1	546,198	11.6
37-48 Months	992	8.3	427,875	9.1
49-60 Months	838	7.0	365,110	7.7
Over 60 Months	4,446	37.1	1,849,153	39.2
Total	11,977	100.0%	$4,716,196	100.0%

See Note 5, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Private Label Services and Credit segment related to holiday retail sales.

We generated cash flow from operating activities of $406.9 million and $446.5 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in operating cash flows was primarily due to a decrease in cash flows associated with working capital of $33.3 million for the six months ended June 30, 2011 as compared to the same period in 2010.

Investing Activities. Cash used in investing activities was $276.4 million for the six months ended June 30, 2011 as compared to cash provided by investing activities of $184.9 million for the six months ended June 30, 2010. Significant components of investing activities are as follows:

•	Payments for Acquired Businesses, Net of Cash. Cash decreased $358.2 million due to the Aspen acquisition completed on May 31, 2011.

•
Purchase of Credit Card Receivables.  Cash decreased $42.7 million for the six months ended June 30, 2011 due to the acquisition of an existing private label credit card portfolio from J.Jill. There were no purchases of credit card portfolios during the six months ended June 30, 2010.

•
Cash Collateral, Restricted.  Cash decreased $131.2 million for the six months ended June 30, 2011, as compared to $95.1 million for the six months ended June 30, 2010 due primarily to an increase in excess funding deposits in 2011.

•
Credit Card Receivables Funding.  Cash flow from credit card receivables was $270.6 million for the six months ended June 30, 2011, as compared to $276.4 million for the six months ended June 30, 2010. Cash flow from credit card receivables increased in both periods due to a decline in receivables from the seasonal pay down of credit card receivables.

•
Capital Expenditures.   Our capital expenditures for the six months ended June 30, 2011 were $33.9 million compared to $31.5 million for the same period in 2010. We do not expect capital expenditures to exceed approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $37.8 million and $674.3 million for the six months ended June 30, 2011 and 2010, respectively. Our financing activities during the six months ended June 30, 2011 relate primarily to borrowings and repayments of debt and certificates of deposit, and repurchases of common stock.

Adoption of ASC 860, “Transfers and Servicing,” and ASC 810, “Consolidation.” The consolidation of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II, and World Financial Network Credit Card Master Trust III, or

Index

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

As of June 30, 2011, we had $176.5 million of available borrowing capacity under our credit facility. The key loan covenant ratio, core debt to adjusted EBITDA, was 2.5 to 1 at June 30, 2011, as compared to the covenant ratio of 3.50 to 1. Additionally, available liquidity at the bank subsidiary level totaled $3.3 billion. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for our main bank subsidiary, WFNNB, were 15.3%, 14.3% and 16.6%, respectively, at June 30, 2011.

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

As of June 30, 2011, the WFN Trusts and the WFC Trust had approximately $4.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these securitization trusts.

At June 30, 2011, we had $3.3 billion of asset-backed securities debt – owed to securitization investors, of which $1.5 billion is due within the next 12 months.

During the second quarter of 2011, we renewed our $1.2 billion 2009-VFN conduit facility under World Financial Network Credit Card Master Note Trust and our $275.0 million 2009-VFN conduit facility under World Financial Capital Credit Card Master Note Trust, extending their maturities to June 13, 2012 and June 1, 2012, respectively.

The following table shows the maturities of borrowing commitments as of June 30, 2011 for the WFN Trusts and the WFC Trust by year:

	2011	2012	2013	2014	2015 & Thereafter	Total
	(In thousands)
Term notes	$1,010,000	$700,226	$822,339	$—	$393,750	$2,926,315
Conduit facilities (1)	450,000	1,475,000	—	—	—	1,925,000
Total (2)	$1,460,000	$2,175,226	$822,339	$—	$393,750	$4,851,315

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
As of June 30, 2011, with the consolidation of the WFN Trusts and the WFC Trust effective January 1, 2010, $556.1 million of debt issued by the credit card securitization trusts and retained by us has been eliminated in the unaudited condensed consolidated financial statements.

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

Index

Debt

We are party to a credit agreement, dated May 24, 2011, or the 2011 Credit Agreement, among us as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, SunTrust Bank and Bank of Montreal, as co-administrative agents, and Bank of Montreal as letter of credit issuer, and various other agents and banks. The 2011 Credit Agreement provides for a $792.5 million term loan, or the 2011 Term Loan, and a $792.5 million revolving line of credit, or the 2011 Credit Facility, with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2011 Credit Agreement includes an uncommitted accordion feature of up to $415.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. See Note 8, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Concurrently with entering into the 2011 Credit Agreement, we terminated the following credit facilities: (i) a credit agreement, dated as of September 29, 2006; (ii) a term loan agreement, dated as of May 15, 2009; and (iii) a term loan agreement, dated as of August 6, 2010.

As of June 30, 2011, we were in compliance with our covenants.

We repaid the $250.0 million aggregate principal amount of the 6.14% Series B senior notes at their scheduled maturity of May 16, 2011.

Index

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In May 2011, we acquired Aspen for approximately $358.2 million. Because of the timing of the acquisition, it was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of June 30, 2011. We will expand our evaluation of the effectiveness of the internal controls over financial reporting to include Aspen beginning in May 2012.

In July 2010, we acquired DMS for $117.0 million. Because of the timing of the acquisition, it was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of June 30, 2011. We will expand our evaluation of the effectiveness of the internal controls over financial reporting to include DMS beginning in July 2011.

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

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2011:
April 1-30	435,011	$83.53	432,795	$230.4
May 1-31	2,679	91.59	—	230.4
June 1-30	219,029	88.30	216,094	211.4
Total	656,719	$85.15	648,889	$211.4

(1)
During the period represented by the table, 7,830 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

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

10.1
Credit Agreement, dated as of May 24, 2011, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, SunTrust Bank and Bank of Montreal, as Co-Administrative Agents, and various other agents and lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 26, 2011, File No. 001-15749).

10.2
Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on June 15, 2011, File Nos. 333-113669 and 333-60418).

*10.3
Second Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 15, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.

Index

Exhibit No.	Description
*10.4
Supplemental Indenture No. 1 to the Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 3, 2011, between World Financial Capital Master Note Trust and U.S. Bank National Association.

*10.5	Second Amendment to Series 2009-VFC1 Supplement, dated as of June 15, 2011, among WFN Credit Company, LLC, World Financial Network National Bank and Union Bank of California, N.A.

+*10.6	Form of Non-employee Director Restricted Stock Unit Award Agreement Under the Alliance Data Systems Corporation 2010 Omnibus Plan.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan
Edward J. Heffernan
President and Chief Executive Officer

Date: August 8, 2011

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: August 8, 2011