Form 10-Q
period 2011-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2011-11-07
CIK 1101215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011, 49,968,460 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash and cash equivalents	$239,570	$139,114
Trade receivables, less allowance for doubtful accounts ($3,835 and $4,350 at September 30, 2011 and December 31, 2010, respectively)	265,156	260,945
Credit card receivables:
Credit card receivables – restricted for securitization investors	4,342,167	4,795,753
Other credit card receivables	632,660	560,670
Total credit card receivables	4,974,827	5,356,423
Allowance for loan loss	(448,665)	(518,069)
Credit card receivables, net	4,526,162	4,838,354
Deferred tax asset, net	251,820	279,752
Other current assets	166,125	127,022
Redemption settlement assets, restricted	448,634	472,428
Assets of discontinued operations	3,851	11,920
Total current assets	5,901,318	6,129,535
Property and equipment, net	182,069	170,627
Deferred tax asset, net	44,737	46,218
Cash collateral, restricted	654,705	185,754
Intangible assets, net	403,269	314,391
Goodwill	1,442,696	1,221,823
Other non-current assets	141,126	203,804
Total assets	$8,769,920	$8,272,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$122,055	$121,856
Accrued expenses	223,449	168,578
Certificates of deposit	752,532	442,600
Asset-backed securities debt – owed to securitization investors	1,769,122	1,743,827
Current debt	19,834	255,679
Other current liabilities	99,836	85,179
Deferred revenue	995,122	1,044,469
Total current liabilities	3,981,950	3,862,188
Deferred revenue	179,195	176,773
Deferred tax liability, net	112,216	82,637
Certificates of deposit	616,473	416,500
Asset-backed securities debt – owed to securitization investors	1,314,165	1,916,315
Long-term and other debt	2,234,386	1,614,093
Other liabilities	185,520	180,552
Total liabilities	8,623,905	8,249,058
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 93,977 shares and 92,797 shares at September 30, 2011 and December 31, 2010, respectively	940	928
Additional paid-in capital	1,365,235	1,320,767
Treasury stock, at cost, 43,739 shares and 41,426 shares at September 30, 2011 and December 31, 2010, respectively	(2,267,553)	(2,079,819)
Retained earnings	1,065,098	815,718
Accumulated other comprehensive loss	(17,705)	(34,500)
Total stockholders’ equity	146,015	23,094
Total liabilities and stockholders’ equity	$8,769,920	$8,272,152

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues
Transaction	$74,712	$68,150	$221,352	$214,092
Redemption	141,152	120,424	424,254	386,810
Finance charges, net	365,925	327,677	1,040,339	953,303
Database marketing fees and direct marketing services	230,350	167,083	565,324	427,246
Other revenue	32,705	19,109	74,469	54,247
Total revenue	844,844	702,443	2,325,738	2,035,698
Operating expenses
Cost of operations	476,993	385,201	1,312,768	1,104,913
Provision for loan loss	70,697	89,559	198,739	272,259
General and administrative	26,242	19,767	68,202	63,440
Depreciation and other amortization	20,304	17,196	53,908	50,101
Amortization of purchased intangibles	22,929	20,711	60,743	56,398
Total operating expenses	617,165	532,434	1,694,360	1,547,111
Operating income	227,679	170,009	631,378	488,587
Interest expense
Securitization funding costs	30,233	43,026	96,281	128,251
Interest expense on certificates of deposit	5,645	7,317	16,832	23,519
Interest expense on long-term and other debt, net	38,478	33,776	111,496	98,903
Total interest expense, net	74,356	84,119	224,609	250,673
Income before income tax	$153,323	$85,890	$406,769	$237,914
Provision for income taxes	59,342	32,831	157,389	90,881
Net income	$93,981	$53,059	$249,380	$147,033

Basic income per share	$1.86	$1.01	$4.89	$2.79
Diluted income per share	$1.60	$0.96	$4.35	$2.63

Weighted average shares
Basic	50,644	52,584	50,948	52,743
Diluted	58,579	55,218	57,377	55,820

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$249,380	$147,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	114,651	106,499
Deferred income taxes	(221)	24,044
Provision for loan loss	198,739	272,259
Non-cash stock compensation	32,471	33,996
Fair value (gain) loss on interest-rate derivatives	(23,146)	5,443
Amortization of discount on convertible senior notes	54,574	48,914
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	1,188	(20,927)
Change in other assets	43,402	36,975
Change in accounts payable and accrued expenses	44,739	33,220
Change in deferred revenue	15,869	9,079
Change in other liabilities	37,411	13,551
Excess tax benefits from stock-based compensation	(12,103)	(12,713)
Other	5,546	(3,869)
Net cash provided by operating activities	762,500	693,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	4,353	21,964
Payments for acquired businesses, net of cash	(359,076)	(117,000)
Change in cash collateral, restricted	(468,690)	12,530
Change in credit card receivables	160,592	273,925
Change in restricted cash	98,408	24,064
Purchase of credit card receivables	(42,696)	—
Capital expenditures	(48,536)	(48,296)
Investments in marketable securities, net	(68,191)	(4,950)
Investments in the stock of investees	(17,974)	—
Other	—	1,918
Net cash (used in) provided by investing activities	(741,810)	164,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,858,500	1,205,000
Repayments of borrowings	(2,524,729)	(1,089,549)
Issuances of certificates of deposit	842,505	94,000
Repayments of certificates of deposit	(332,600)	(592,200)
Borrowings from asset-backed securities	1,126,921	833,126
Repayments/maturities of asset-backed securities	(1,703,776)	(1,157,235)
Payment of capital lease obligations	(3,920)	(17,272)
Payment of deferred financing costs	(27,366)	(3,025)
Excess tax benefits from stock-based compensation	12,103	12,713
Proceeds from issuance of common stock	22,942	31,848
Purchase of treasury shares	(186,320)	(76,742)
Net cash provided by (used in) financing activities	84,260	(759,336)

Effect of exchange rate changes on cash and cash equivalents	(4,494)	(2,028)
Change in cash and cash equivalents	100,456	96,295

Cash effect on adoption of ASC 860 and ASC 810	—	81,553
Cash and cash equivalent at beginning of period	139,114	213,378
Cash and cash equivalents at end of period	$239,570	$391,226

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$177,301	$176,335
Income taxes paid, net	$87,185	$26,497

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For purposes of comparability, fraud losses of $0.9 million and $2.8 million for the three and nine months ended September 30, 2010, respectively, have been reclassified from provision for loan loss to cost of operations in the prior period financial statements to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which supersedes certain guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple-Element Arrangements,” and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning on or after January 1, 2011. The Company elected to adopt this ASU prospectively. Revenue associated with the service element of the Company’s AIR MILES® Reward Program has historically been determined using the residual method. Based on the sponsor contracts expected to be signed, renewed or materially modified in 2011, the adoption of ASU 2009-13 did not and is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements for 2011. Should one of the AIR MILES Reward Program’s top five sponsors materially modify its agreement with the Company in 2011, it could significantly shift the allocation of deferred revenue between the service element and redemption element. This change in allocation between the deferred revenue elements could impact the timing of revenue recognition, as the redemption element is recognized as AIR MILES reward miles are redeemed while the service element is recognized on a pro-rata basis over the estimated life of an AIR MILES reward mile, or 42 months.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a Troubled Debt Restructuring (“TDR”) and also requires additional disclosures about TDR activities along with the disclosures required by ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” that were previously deferred. The amendments in ASU 2011-02 were effective for the first interim or annual period beginning on or after June 15, 2011 and are applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of receivables that are newly considered impaired as a

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of ASU 2011-02, the amendments are applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”, which amends ASC 820, “Fair Value Measurement.” ASU 2011-04 revises the application of the valuation premise of highest and best use of an asset. It also enhances disclosure requirements and will require entities to disclose, for their recurring Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and will require prospective application. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU 2011-05 is effective for interim and annual periods beginning after December 31, 2011. Early adoption is permitted but full retrospective application is required. ASU 2011-05 only impacts financial statement presentation; accordingly, it will have no impact on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends ASC 350, “Intangibles – Goodwill and Other.” ASU 2011-08 adds a qualitative assessment to the annual goodwill impairment test, providing the option of first performing a qualitative assessment in testing goodwill for impairment before calculating the fair value of the reporting unit. A company will be required to perform the current quantitative two-step impairment test if, based on the qualitative assessment, it determines that more likely than not, the fair value of the reporting unit is not less than the carrying value. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. ASU 2011-08 only impacts the process of testing goodwill for impairment; accordingly, it will have no impact on the Company’s financial condition, results of operations or cash flows.

3. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands, except per share amounts)
Numerator:
Net Income	$93,981	$53,059	$249,380	$147,033
Denominator:
Weighted average shares, basic	50,644	52,584	50,948	52,743
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	5,138	1,454	4,195	1,785
Shares from assumed conversion of convertible note warrants	1,750	—	1,306	—
Net effect of dilutive stock options and unvested restricted stock	1,047	1,180	928	1,292
Denominator for diluted calculations	58,579	55,218	57,377	55,820

Basic net income per share	$1.86	$1.01	$4.89	$2.79
Diluted net income per share	$1.60	$0.96	$4.35	$2.63

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

Concurrently with the issuance of the Convertible Senior Notes 2013 and the Convertible Senior Notes 2014, the Company entered into hedge transactions which are generally expected to offset the potential dilution of the shares from assumed conversion of convertible senior notes.

The Company is also party to prepaid forward contracts to purchase 1,857,400 shares of its common stock that are to be delivered over a settlement period in 2014. The number of shares to be delivered under the prepaid forward contracts is used to reduce weighted-average basic and diluted shares outstanding.

For the three and nine months ended September 30, 2011, the Company excluded 10.3 million warrants, respectively, from the calculation of net income per share as the effect was anti-dilutive. For the three and nine months ended September 30, 2010, the Company excluded 17.5 million warrants, respectively, from the calculation of net income per share as the effect was anti-dilutive.

4. ACQUISITION

On May 31, 2011, the Company acquired all of the stock of Aspen Marketing Holdings, Inc. (“Aspen”). Aspen specializes in a full range of digital and direct marketing services, including the use of advanced analytics to perform data-driven customer acquisition and retention campaigns. Aspen is also a leading provider of marketing agency services, with expertise in the automotive and telecommunications industries. The results of Aspen have been included since the date of acquisition and are reflected in the Company’s Epsilon® segment. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a strong, talented team of marketing professionals.

The final purchase price for Aspen was $359.1 million, net of $13.5 million of cash and cash equivalents acquired. The purchase was subject to customary working capital adjustments, which were finalized in August 2011, resulting in a $0.9 million increase to goodwill. The goodwill resulting from the acquisition is not deductible for tax purposes. The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Aspen acquisition as of the date of purchase:

As of May 31, 2011
(In thousands)
Current assets	$39,924
Property and equipment	4,829
Other assets	1,600
Capitalized software	24,000
Intangible assets	140,000
Goodwill	232,910
Total assets acquired	443,263

Current liabilities	30,099
Other liabilities	3,904
Deferred tax liabilities	50,184
Total liabilities assumed	84,187

Net assets acquired	$359,076

As part of the acquisition, the Company assumed two interest rate caps with a notional amount of $42.5 million that were to mature November 2012. The derivatives did not qualify for hedge accounting treatment and were terminated in July 2011. The fair value of the derivatives from May 31, 2011 through termination was de minimis.

Additionally, at the date of the acquisition, Aspen had a tax net operating loss carryforward totaling approximately $140 million resulting from a previous merger. This potential tax benefit is contingent on the prior merger qualifying as a reorganization under Internal Revenue Code section 368. At this time, the potential tax benefits from the tax net operating loss carryforward have not been recognized in the Company’s unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	September 30, 2011	December 31, 2010
	(In thousands)
Principal receivables	$4,741,569	$5,116,111
Billed and accrued finance charges	205,412	214,643
Other receivables	27,846	25,669
Total credit card receivables	4,974,827	5,356,423
Less credit card receivables – restricted for securitization investors	4,342,167	4,795,753
Other credit card receivables	$632,660	$560,670

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the three and nine months ended September 30, 2011 and 2010, actual charge-offs for unpaid interest and fees were $43.3 million, $147.8 million and $49.3 million, $163.8 million, respectively. In estimating the allowance for uncollectable unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$461,015	$526,845	$518,069	$54,884
Adoption of ASC 860 and ASC 810	—	—	—	523,950
Provision for loan loss	70,697	89,559	198,739	272,259
Change in estimate for uncollectible unpaid interest and fees	(5,000)	—	(5,000)	—
Recoveries	20,858	18,762	68,600	61,546
Principal charge-offs	(93,905)	(120,870)	(326,743)	(398,343)
Other	(5,000)	—	(5,000)	—
Balance at end of period	$448,665	$514,296	$448,665	$514,296

Delinquencies

A credit card account is contractually delinquent if the Company does not receive the minimum payment by the specified due date on the cardholder’s statement. It is the Company’s policy to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company will engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of the Company’s credit card portfolio:

	September 30, 2011	% of Total	December 31, 2010	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$4,741,569	100%	$5,116,111	100%
Principal receivables balances contractually delinquent:
31 to 60 days	79,154	1.6%	87,252	1.7%
61 to 90 days	50,624	1.1	59,564	1.2
91 or more days	103,230	2.2	130,538	2.5
Total	$233,008	4.9%	$277,354	5.4%

Modified Credit Card Receivables

The Company holds certain credit card receivables for which the terms have been modified. Interest income on these modified loans is accounted for in the same manner as other accruing loans. Cash collections on these modified loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. The Company’s modified credit card loans include loans for which temporary hardship concessions have been granted and loans in permanent workout programs. These modified loans include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the loan if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cards with the allowance determined under the contingent loss model of ASC 450-20, “Loss Contingencies.” If the Company applied accounting standards under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to loans in these programs, there would not be a significant difference in the allowance for loan loss. Credit card receivables for which temporary and permanent concessions were granted comprised $126.2 million, or less than 3%, of the Company’s total credit card receivables at September 30, 2011.

The following tables indicate the modifications related to troubled debt restructurings within credit card receivables as of the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	36,576	$32,665	$31,398	119,614	$104,483	$101,019

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables(1)	12,627	$11,413	20,899	$18,953

(1)	Represents those troubled debt restructurings that occurred since January 1, 2011 that have defaulted during the reporting period.

Age of Credit Card Receivables

The following table sets forth, as of September 30, 2011, the number of active credit card accounts with balances and the related principal balances outstanding based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(Dollars in thousands)
0-12 Months	2,883,748	24.8%	$929,383	19.6%
13-24 Months	1,516,285	13.1	603,421	12.7
25-36 Months	1,198,243	10.3	573,477	12.1
37-48 Months	957,825	8.2	427,124	9.0
49-60 Months	793,908	6.8	358,624	7.6
Over 60 Months	4,269,538	36.8	1,849,540	39.0
Total	11,619,547	100.0%	$4,741,569	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring model is used as a tool in the underwriting process and for making credit decisions. The proprietary scoring model is based on historical data and requires various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition by obligor credit quality as of September 30, 2011:

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score	$80,233	1.7%
27.1% and higher	274,486	5.8
17.1% - 27.0%	467,977	9.9
12.6% - 17.0%	561,270	11.8
3.7% - 12.5%	1,951,653	41.2
1.9% - 3.6%	916,800	19.3
Lower than 1.9%	489,150	10.3
Total	$4,741,569	100.0%

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectable receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30, 2011	December 31, 2010
	(In thousands)
Total credit card receivables – restricted for securitization investors	$4,342,167	$4,795,753
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$93,820	$117,594

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net charge-offs of securitized principal	$65,993	$91,467	$231,919	$297,476

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio Acquisition

In February 2011, World Financial Capital Bank, one of the Company’s wholly-owned subsidiaries, acquired the existing private label credit card portfolio of J.Jill and entered into a multi-year agreement to provide private label credit card services. The total purchase price was approximately $42.7 million, which consisted of $37.9 million of credit card receivables and $4.8 million of intangible assets that are included in the unaudited condensed consolidated balance sheets as of September 30, 2011.

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

	September 30, 2011				December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$38,770	$—	$—	$38,770	$74,612	$—	$—	$74,612
Government bonds	4,858	178	—	5,036	15,235	161	(34)	15,362
Corporate bonds (1)	397,072	8,790	(1,034)	404,828	380,605	3,212	(1,363)	382,454
Total	$440,700	$8,968	$(1,034)	$448,634	$470,452	$3,373	$(1,397)	$472,428

(1)
As of September 30, 2011 and December 31, 2010, LoyaltyOne® had investments in retained interests in the WFN Trusts with a fair value of $64.9 million in each case. These amounts are eliminated and therefore not reflected in the unaudited condensed consolidated financial statements and notes thereof as of September 30, 2011 and December 31, 2010.

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2011 and December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		September 30, 2011 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$10,753	$(1,023)	$13,533	$(11)	$24,286	$(1,034)
Total	$10,753	$(1,023)	$13,533	$(11)	$24,286	$(1,034)

	Less than 12 months		December 31, 2010 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$10,119	$(34)	$—	$—	$10,119	$(34)
Corporate bonds	128,349	(1,363)	—	—	128,349	(1,363)
Total	$138,468	$(1,397)	$—	$—	$138,468	$(1,397)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of September 30, 2011, the Company does not consider the investments to be other-than-temporarily impaired.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying value and estimated fair value of the redemption settlement assets at September 30, 2011 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$65,546	$65,151
Due after one year through five years	375,154	383,483
Total	$440,700	$448,634

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2011
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$316,245	$(134,361)	$181,884	3-12 years—straight line
Premium on purchased credit card portfolios	156,203	(78,087)	78,116	3-10 years—straight line, accelerated
Collector database	66,664	(59,020)	7,644	30 years—15% declining balance
Customer database	175,391	(91,281)	84,110	4-10 years—straight line
Noncompete agreements	1,024	(911)	113	2-3 years—straight line
Tradenames	38,141	(6,649)	31,492	5-15 years—straight line
Purchased data lists	23,119	(15,559)	7,560	1-5 years—straight line, accelerated
	$776,787	$(385,868)	$390,919
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$789,137	$(385,868)	$403,269

	December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$211,413	$(123,932)	$87,481	5-10 years—straight line
Premium on purchased credit card portfolios	151,430	(63,115)	88,315	3-10 years—straight line, accelerated
Collector database	70,211	(61,075)	9,136	30 years—15% declining balance
Customer database	175,397	(76,002)	99,395	4-10 years—straight line
Noncompete agreements	1,062	(668)	394	2-3 years—straight line
Tradenames	14,169	(5,070)	9,099	5-10 years—straight line
Purchased data lists	20,506	(12,285)	8,221	1-5 years—straight line, accelerated
	$644,188	$(342,147)	$302,041
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$656,538	$(342,147)	$314,391

With the J.Jill portfolio acquisition in February 2011, the Company acquired $4.8 million of intangible assets, consisting of a customer relationship of $2.6 million and a marketing relationship of $2.2 million, which are being amortized, in each case, over a weighted average life of 7.0 years. See Note 5, “Credit Card Receivables,” for more information regarding the J.Jill portfolio acquisition.

With the Aspen acquisition on May 31, 2011, the Company acquired $140.0 million of intangible assets, consisting of $116.0 million of customer relationships and $24.0 million of trade names, which are being amortized over a weighted average life of 8.3 years and 15 years, respectively. See Note 4, “Acquisition,” for more information regarding the Aspen acquisition.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2010	$246,930	$713,161	$261,732	$—	$1,221,823
Effects of foreign currency translation	(11,902)	(135)	—	—	(12,037)
Goodwill acquired during the year	—	232,910	—	—	232,910
September 30, 2011	$235,028	$945,936	$261,732	$—	$1,442,696

8. DEBT

Debt consists of the following:

Description	September 30, 2011	December 31, 2010	Maturity	Interest Rate
	(Dollars in thousands)

Certificates of deposit:
Certificates of deposit	$1,369,005	$859,100	Three months to five years	0.10% to 5.25%
Less: current portion	(752,532)	(442,600)
Long-term portion	$616,473	$416,500

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$1,772,815	$1,772,815	Various - Nov 2011 – Jun 2015	3.79% to 7.00%
Floating rate asset-backed term note securities	703,500	1,153,500	Various - Apr 2012 – Apr 2013	(1)
Conduit asset-backed securities	606,972	733,827	Various - Jun 2012 – Sept 2012	1.26% to 1.97%
Total asset-backed securities – owed to securitization investors	3,083,287	3,660,142
Less: current portion	(1,769,122)	(1,743,827)
Long-term portion	$1,314,165	$1,916,315

Long-term and other debt:
2011 credit facility	$495,000	$—	May 2016	(2)
2011 term loan	787,547	—	May 2016	(2)
2006 credit facility	—	300,000	—	—
Series B senior notes	—	250,000	—	—
2009 term loan	—	161,000	—	—
2010 term loan	—	236,000	—	—
Convertible senior notes due 2013	697,977	659,371	August 2013	1.75%
Convertible senior notes due 2014	273,655	257,687	May 2014	4.75%
Capital lease obligations and other debt	41	5,714	July 2013(3)	7.10%(3)
Total long-term and other debt	2,254,220	1,869,772
Less: current portion	(19,834)	(255,679)
Long-term portion	$2,234,386	$1,614,093

(1)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate (“LIBOR”) as defined in the respective agreements plus a margin of 0.1% to 2.5% as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 5.75% at September 30, 2011.

(2)	At September 30, 2011, the weighted average interest rate for the 2011 Credit Facility and 2011 Term Loan was 2.51% and 2.49%, respectively.

(3)	The Company has other minor borrowings, primarily capital leases.

At September 30, 2011, the Company was in compliance with its covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Credit Agreement

The Company is party to a credit agreement, among the Company as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, SunTrust Bank and Bank of Montreal, as co-administrative agents, and Bank of Montreal as letter of credit issuer, and various other agents and banks, dated May 24, 2011 (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $792.5 million term loan (the “2011 Term Loan”) and a $792.5 million revolving line of credit (the “2011 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2011 Credit Agreement includes an uncommitted accordion feature of up to $415.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, for a maximum total facility size of $2.0 billion, both of which were increased by a subsequent amendment.

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

Advances under the 2011 Credit Agreement are in the form of either base rate loans or Eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the highest of (i) the Bank of Montreal’s prime rate; (ii) the Federal funds rate plus 0.5% and (iii) the LIBOR rate as defined in the 2011 Credit Agreement plus 1.0%, in each case plus a margin of 0.75% to 1.25% based upon the Company’s senior leverage ratio as defined in the 2011 Credit Agreement. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (i) the Bank of Montreal’s prime rate for Canadian dollar loans and (ii) the Canadian Dollar Offered Rate (“CDOR”) plus 1%, in each case plus a margin of 0.75% to 1.25% based upon the Company’s senior leverage ratio as defined in the 2011 Credit Agreement. The interest rate for Eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 1.75% to 2.25% based upon the Company’s senior leverage ratio as defined in the 2011 Credit Agreement.

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

On September 20, 2011, the Company entered into a First Amendment to the 2011 Credit Agreement (the “First Amendment”). The First Amendment, among other things, (a) increases the uncommitted accordion feature to up to $915.0 million in the aggregate to allow a maximum total facility size of $2.5 billion, up from $2.0 billion, (b) permits any incremental term loans to be secured in such collateral as may be agreed to by the Company and the banks advancing the incremental term loans, with the existing loans to be equally and ratably secured in the same collateral, (c) except with respect to terms relating to amortization and pricing of the incremental term loans, requires that the incremental term loans may not otherwise have terms and conditions materially different from those of the existing loans and (d) permits the co-administrative agents, the Company and the banks advancing the incremental term loans to amend the 2011 Credit Agreement, without further consent of any other banks, as necessary to allow the issuance of the incremental term loans.

Total availability under the 2011 Credit Facility at September 30, 2011 was $297.5 million.

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
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes

The Company has outstanding $1.15 billion of convertible senior notes, consisting of $805.0 million scheduled to mature on August 1, 2013 and $345.0 million scheduled to mature on May 15, 2014. The table below summarizes the carrying value of the components of the convertible senior notes:

	September 30, 2011	December 31, 2010
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(178,368)	(232,942)
Net carrying value of liability component	$971,632	$917,058

If-converted value of common stock	$1,623,007	$1,243,605

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at September 30, 2011, is a weighted average period of 2.1 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$7,619	$7,619	$22,856	$22,856
Amortization of discount on liability component	18,692	16,752	54,574	48,914
Total interest expense on convertible senior notes	$26,311	$24,371	$77,430	$71,770

Effective interest rate (annualized)	11.0%	11.0%	11.0%	11.0%

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

In September 2011, the Company renewed its 2009-VFC1 conduit facility under World Financial Network Credit Card Master Trust III, extending the maturity to September 28, 2012 and reducing the total capacity from $550.0 million to $400.0 million.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts for the credit card securitization trusts at September 30, 2011 and December 31, 2010 in the unaudited condensed consolidated balance sheets:

	September 30, 2011		December 31, 2010
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate contracts not designated as hedging instruments	$703,500	1.63	$1,153,500	1.72

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$—	Other current liabilities	$4,574
Interest rate contracts not designated as hedging instruments	Other liabilities	$46,685	Other liabilities	$65,257

The following table summarizes activity related to and identifies the location of the Company’s outstanding interest rate contracts for the credit card securitization trusts for the three and nine months ended September 30, 2011 and 2010 recognized in the unaudited condensed consolidated statements of income:

	2011		2010
For the three months ended September 30,	Income Statement Location	Gain on Derivative Contracts	Income Statement Location	Loss on Derivative Contracts
	(In thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$8,543	Securitization funding costs	$59

For the nine months ended September 30,
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$23,146	Securitization funding costs	$5,443

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At September 30, 2011, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At September 30, 2011, these thresholds were not breached and no amounts were held as collateral by the Company.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2010	$339,514	$881,728	$1,221,242
Cash proceeds	163,534	395,201	558,735
Revenue recognized	(144,610)	(399,437)	(544,047)
Other	—	1,184	1,184
Effects of foreign currency translation	(18,461)	(44,336)	(62,797)
September 30, 2011	$339,977	$834,340	$1,174,317
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$160,782	$834,340	$995,122
Non-current liabilities	$179,195	$—	$179,195

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On September 13, 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company’s outstanding common stock from September 13, 2010 through December 31, 2011, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the nine months ended September 30, 2011, the Company acquired a total of 2,313,078 shares of its common stock for $187.7 million. As of September 30, 2011, the Company has $140.3 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of operations	$7,762	$6,598	$19,672	$18,801
General and administrative	4,519	4,377	12,799	15,195
Total	$12,281	$10,975	$32,471	$33,996

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended September 30, 2011, the Company awarded 425,328 performance-based restricted stock units with a weighted average grant date fair value per share of $83.72 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2011 to December 31, 2011 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2012, an additional 33% of the award on February 21, 2013 and the final 34% of the award on February 21, 2014, provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2011, the Company awarded 149,324 service-based restricted stock units with a weighted average grant date fair value per share of $85.52 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

11. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$93,981	$53,059	$249,380	$147,033
Adoption of ASC 860 and ASC 810 (1)	—	—	—	55,881
Unrealized gain (loss) on securities available-for-sale	13,989	(1,535)	13,045	(3,283)
Foreign currency translation adjustments (2)	7,281	(3,909)	3,750	(5,791)
Total comprehensive income, net of tax	$115,251	$47,615	$266,175	$193,840

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$239,570	$239,570	$139,114	$139,114
Trade receivables, net	265,156	265,156	260,945	260,945
Credit card receivables, net	4,526,162	4,526,162	4,838,354	4,838,354
Redemption settlement assets, restricted	448,634	448,634	472,428	472,428
Cash collateral, restricted	654,705	654,705	185,754	185,754
Other investment securities	80,160	80,160	104,916	104,916
Financial liabilities
Accounts payable	122,055	122,055	121,856	121,856
Certificates of deposit	1,369,005	1,390,828	859,100	883,405
Asset-backed securities debt – owed to securitization investors	3,083,287	3,140,758	3,660,142	3,711,263
Long-term and other debt	2,254,220	2,999,681	1,869,772	2,393,124
Derivative financial instruments	46,685	46,685	69,831	69,831

Fair Value of Assets and Liabilities Held at September 30, 2011 and December 31, 2010

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured on a Recurring Basis

ASC 820, “Fair Value Measurement,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

The following tables provide the assets carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
	Balance at September 30, 2011	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,036	$—	$5,036	$—
Corporate bonds (1)	404,828	20,680	384,148	—
Cash collateral, restricted	654,705	—	496,991	157,714
Other investment securities (2)	80,160	61,016	19,144	—
Total assets measured at fair value	$1,144,729	$81,696	$905,319	$157,714

Derivative financial instruments (3)	$46,685	$—	$46,685	$—
Total liabilities measured at fair value	$46,685	$—	$46,685	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance at December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$15,362	$—	$15,362	$—
Corporate bonds (1)	382,454	164,706	217,748	—
Cash collateral, restricted	185,754	—	—	185,754
Other investment securities (2)	104,916	86,881	18,035	—
Total assets measured at fair value	$688,486	$251,587	$251,145	$185,754

Derivative financial instruments (3)	$69,831	$—	$69,831	$—
Total liabilities measured at fair value	$69,831	$—	$69,831	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.

(3)	Amounts are included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of September 30, 2011 and 2010:

Cash Collateral, Restricted
(In thousands)
June 30, 2011	$175,826
Total losses (realized or unrealized):
Included in earnings	(311)
Purchases	11,656
Settlements	(29,457)
Transfers in or out of Level 3	—
September 30, 2011	$157,714

Losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2011	$(311)

Cash Collateral, Restricted
(In thousands)
December 31, 2010	$185,754
Total gains (realized or unrealized):
Included in earnings	147
Purchases	13,947
Settlements	(42,134)
Transfers in or out of Level 3	—
September 30, 2011	$157,714

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2011	$147

Cash Collateral, Restricted
(In thousands)
June 30, 2010	$171,790
Total gains (realized or unrealized):
Included in earnings	473
Purchases, sales, issuances and settlements	(4,434)
Transfers in or out of Level 3	—
September 30, 2010	$167,829

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2010	$473

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2009	$73,866	$297,108	$775,570	$206,678
Adoption of ASC 860 and ASC 810	(73,866)	(297,108)	(775,570)	—
Total gains (realized or unrealized):
Included in earnings	—	—	—	143
Purchases, sales, issuances and settlements	—	—	—	(38,992)
Transfers in or out of Level 3	—	—	—	—
September 30, 2010	$—	$—	$—	$167,829

Gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at September 30, 2010	$—	$—	$—	$143

Gains and losses included in earnings attributable to cash collateral, restricted are included in interest in the unaudited condensed consolidated statements of income.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and nine months ended September 30, 2011, the Company had no impairments related to these assets.

13. INCOME TAXES

For the three and nine months ended September 30, 2011, the Company utilized an effective tax rate of 38.7%, in each case, to calculate its provision for income taxes. For the three and nine months ended September 30, 2010, the Company utilized an effective tax rate of 38.2%, in each case, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2011 based on all known variables is 38.7%.

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

Three Months Ended September 30, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$209,634	$248,405	$389,051	$211	$(2,457)	$844,844
Adjusted EBITDA (1)	59,920	58,528	187,712	(21,513)	(1,454)	283,193
Depreciation and amortization	5,130	24,899	8,950	4,254	—	43,233
Stock compensation expense	2,047	3,617	2,098	4,519	—	12,281
Operating income (loss)	52,743	30,012	176,664	(30,286)	(1,454)	227,679
Interest expense, net	—	—	—	74,356	—	74,356
Income (loss) before income taxes	52,743	30,012	176,664	(104,642)	(1,454)	153,323

Three Months Ended September 30, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$184,411	$170,468	$349,642	$357	$(2,435)	$702,443
Adjusted EBITDA (1)	46,478	44,091	143,894	(13,988)	(1,584)	218,891
Depreciation and amortization	5,827	21,473	8,892	1,715	—	37,907
Stock compensation expense	2,514	2,305	1,779	4,377	—	10,975
Operating income (loss)	38,137	20,313	133,223	(20,080)	(1,584)	170,009
Interest expense, net	—	—	—	84,119	—	84,119
Income (loss) before income taxes	38,137	20,313	133,223	(104,199)	(1,584)	85,890

Nine Months Ended September 30, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$630,470	$592,545	$1,108,679	$924	$(6,880)	$2,325,738
Adjusted EBITDA (1)	171,114	131,518	534,713	(54,483)	(4,362)	778,500
Depreciation and amortization	15,564	65,519	26,818	6,750	—	114,651
Stock compensation expense	5,379	8,765	5,528	12,799	—	32,471
Operating income (loss)	150,171	57,234	502,367	(74,032)	(4,362)	631,378
Interest expense, net	—	—	—	224,609	—	224,609
Income (loss) before income taxes	150,171	57,234	502,367	(298,641)	(4,362)	406,769

Nine Months Ended September 30, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$575,612	$433,799	$1,032,106	$1,510	$(7,329)	$2,035,698
Adjusted EBITDA (1)	158,731	102,654	416,878	(44,171)	(5,010)	629,082
Depreciation and amortization	18,111	57,565	25,913	4,910	—	106,499
Stock compensation expense	7,042	6,441	5,318	15,195	—	33,996
Operating income (loss)	133,578	38,648	385,647	(64,276)	(5,010)	488,587
Interest expense, net	—	—	—	250,673	—	250,673
Income (loss) before income taxes	133,578	38,648	385,647	(314,949)	(5,010)	237,914

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
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DISCONTINUED OPERATIONS

In November 2009, the Company terminated operations of its credit program for web and catalog retailer VENUE. This has been treated as a discontinued operation under ASC 205-20, “Presentation of Financial Statements — Discontinued Operations.” The underlying assets of the discontinued operation for the periods presented in the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Assets:
Credit card receivables, net	$3,851	$11,920
Assets of discontinued operations	$3,851	$11,920

16. NON-CASH FINANCING AND INVESTING ACTIVITIES

On January 1, 2010, the Company adopted ASC 860 and ASC 810 resulting in the consolidation of the WFN Trusts and the WFC Trust. However, based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the consolidation of the trusts had the following non-cash impact to the financing and investing activities of the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 as follows:

•	elimination of $74 million in redemption settlement assets for those interests retained in the WFN Trusts,

•	elimination of $775 million in retained interests classified in due from securitizations,

•	consolidation of $4.1 billion in credit card receivables, and

•	consolidation of $3.7 billion in asset-backed securities.

17. COMMITMENTS AND CONTINGENCIES

Cyber Incident

On March 30, 2011, an incident was detected where a subset of Epsilon clients’ customer data was exposed by an unauthorized entry into Epsilon’s email system. The information obtained was limited to email addresses and/or customer names only. A rigorous assessment determined that no personal information associated with those names or email addresses was at risk. Client marketing campaigns were restarted and Epsilon’s email volumes have not been, and are not expected to be, significantly impacted. At this time, the Company has not incurred, and does not expect it will incur, any significant costs arising from the incident. The Company does not expect that the incident will have a material impact to the Company’s liquidity, capital resources or results of operations.

Regulatory Matters

During the third quarter of 2011, the Company’s credit card bank subsidiary, World Financial Network National Bank, converted from a national banking association and limited purpose credit card bank to a Delaware State FDIC-insured bank and limited purpose credit card bank and changed its name to World Financial Network Bank. World Financial Network Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (“FDIC”). As a result, agreements previously entered into with, or required by, the Office of the Comptroller of the Currency were also terminated.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Year in Review Highlights

For the nine months ended September 30, 2011, revenue increased 14.2% to $2.3 billion and adjusted EBITDA increased 23.8% to $778.5 million as compared to the prior year period as each of the three segments had solid operating results.

LoyaltyOne®

Revenue increased 9.5% to $630.5 million and adjusted EBITDA increased 7.8% to $171.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.

A stronger Canadian dollar benefitted the nine months ended September 30, 2011 as the average foreign currency exchange rate for the nine months ended September 30, 2011 was $1.02 as compared to $0.96 in the same prior year period, which added $34.7 million and $10.0 million to revenue and adjusted EBITDA, respectively.

During the nine months ended September 30, 2011, LoyaltyOne announced a long-term contract renewal with Sobey’s, a leading Canadian grocer and retailer, and with The Jean Coutu Group, one of Canada’s leading pharmacy chains. In addition, LoyaltyOne signed new agreements with The Children’s Place, a children’s specialty apparel retailer, and Zale Canada, a specialty jewelry retailer, to participate as national sponsors in the AIR MILES® Reward Program.

AIR MILES reward miles issued during the nine months ended September 30, 2011 increased 6.8% compared to the same prior year period due to positive growth in consumer credit card spending, as well as increased promotional activity in the gas and grocer sectors. We expect issuance growth to be at least five percent for the fourth quarter of 2011. The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed.

AIR MILES reward miles redeemed during the nine months ended September 30, 2011 increased 5.4%. During the first quarter of 2011, AIR MILES reward miles redeemed increased 10.7% compared to the prior year quarter due to increased travel rewards, as collectors took advantage of the ability to book flights on-line, a capability launched in the fourth quarter of 2010. Due to recent modifications implemented in the AIR MILES Reward Program, which were completed during 2011 in the ordinary course to manage the program, the increase in AIR MILES reward miles redemptions slowed to 2.0% for the second quarter of 2011 and 3.0% for the third quarter of 2011 as compared to the respective prior year quarter. We expect redemption growth to remain at low single-digit year-over-year increases for 2011.

During the quarter, we increased our investment in CBSM-Companhia Brasileira De Servicos De Marketing, operator of the dotz coalition loyalty program in Brazil, to 37%. In May 2011, CBSM signed a multi-year agreement with Banco do Brasil and in September 2011, through its relationship with Banco do Brasil, expanded the dotz coalition loyalty program across Brazil. Additionally, in September 2011, the program expanded into Brasilia, the nation’s capital, which represents a significant population demographic, allowing continued growth in attracting both new sponsors and program members. We also invested approximately $3.6 million to obtain a 26% ownership in Direxions Global Solutions Private Ltd., a leading loyalty, customer relationship management (CRM) solutions and data analytics provider in India. During the nine months ended September 30, 2011, we have invested an aggregate of $18.0 million in these international ventures.

Index

Epsilon®

Revenue increased 36.6% to $592.5 million and adjusted EBITDA increased 28.1% to $131.5 million for the nine months ended September 30, 2011 as compared to the same period in the prior year, driven by strong organic growth as well as the acquisition of Aspen Marketing Services, or Aspen, in May 2011.

During the nine months ended September 30, 2011, Epsilon announced signings with Norwegian Cruise Line to manage and host their consumer database, and provide analytics and marketing strategy support, and a multi-year renewal and expansion agreement with Helzberg Diamonds to optimize and continue to support their multi-channel direct marketing efforts. In August 2011, Epsilon announced its partnership with Kellogg to help enhance Kellogg’s customer relationship management, or CRM, activities and further increase customer engagement.

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

Private Label Services and Credit

Revenue increased 7.4% to $1.1 billion and adjusted EBITDA increased 28.3% to $534.7 million for the nine months ended September 30, 2011 as compared to the same period in the prior year, driven by improvements in gross yield due to program changes made throughout 2010, and improvements in the provision for loan loss due to improving trends in credit quality.

During the nine months ended September 30, 2011, we announced the signing of a new, long-term agreement to provide private label credit card services to J.Jill, a leading multichannel fashion retailer of women’s apparel, accessories and footwear, and purchased their existing private label credit card accounts, a moderate size portfolio of approximately $40 million. In addition, we signed new long-term agreements to provide credit card services with Sycle, LLC, a fast-growing provider of subscription-based practice management software for audiology clinics, and Petland, a franchise driven pet and animal care retailer. We signed a new long-term agreement to provide private label and co-branded credit card services for Marathon Petroleum Corporation, or Marathon. Concurrently, we entered into a purchase and sale agreement to acquire the existing private label portfolio of Marathon, with closing expected in the fourth quarter of 2011. We expect the portfolio to be in the $30 million range. We also signed long-term extension agreements with Victoria’s Secret, a subsidiary of Limited Brands, Inc., J.Crew and The RoomPlace providing for the continuation of credit, loyalty and multi-channel marketing services. In October 2011, we announced that we signed a new agreement to provide private label credit card services for Pier 1 Imports and to acquire their existing credit card portfolio.  We expect closing to be in the first quarter of 2012 and for the program portfolio to be in the $120 million range by the end of 2012.

Credit sales increased 8.3% for the nine months ended September 30, 2011 as consumer spending accelerated. Specialty retailers and catalogers were particularly strong during the nine months ended September 30, 2011, while some of the larger ticket merchants continued to be impacted by the macroeconomic environment. Average credit card receivables, conversely, declined 2.7% from the nine months ended September 30, 2010 due to increases in customer payment rates as consumers continued to reduce their debt levels. These payment rates reflect credit cardholder payment behavior returning to pre-recessionary patterns. In the fourth quarter of 2011, we expect payment rates to be consistent with the prior year fourth quarter.

Delinquency rates improved to 4.9% of principal receivables at September 30, 2011, down from 6.1% at September 30, 2010. The principal charge-off rate was 7.0% for the nine months ended September 30, 2011, representing a 190 basis point improvement over the same prior year period. We expect these metrics to continue to improve throughout the remainder of the year.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010.

Index

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2011 and certain accounting standards which we have not yet been required to adopt and may be applicable to our future financial condition, results of operations or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$93,981	$53,059	$249,380	$147,033
Stock compensation expense	12,281	10,975	32,471	33,996
Provision for income taxes	59,342	32,831	157,389	90,881
Interest expense, net	74,356	84,119	224,609	250,673
Depreciation and other amortization	20,304	17,196	53,908	50,101
Amortization of purchased intangibles	22,929	20,711	60,743	56,398
Adjusted EBITDA	$283,193	$218,891	$778,500	$629,082

Index

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$209,634	$184,411	$25,223	13.7%
Epsilon	248,405	170,468	77,937	45.7
Private Label Services and Credit	389,051	349,642	39,409	11.3
Corporate/Other	211	357	(146)	(40.9)
Eliminations	(2,457)	(2,435)	(22)	nm *
Total	$844,844	$702,443	$142,401	20.3%
Adjusted EBITDA (1):
LoyaltyOne	$59,920	$46,478	$13,442	28.9%
Epsilon	58,528	44,091	14,437	32.7
Private Label Services and Credit	187,712	143,894	43,818	30.5
Corporate/Other	(21,513)	(13,988)	(7,525)	53.8
Eliminations	(1,454)	(1,584)	130	nm *
Total	$283,193	$218,891	$64,302	29.4%
Stock compensation expense:
LoyaltyOne	$2,047	$2,514	$(467)	(18.6)%
Epsilon	3,617	2,305	1,312	56.9
Private Label Services and Credit	2,098	1,779	319	17.9
Corporate/Other	4,519	4,377	142	3.2
Total	$12,281	$10,975	$1,306	11.9%
Depreciation and amortization:
LoyaltyOne	$5,130	$5,827	$(697)	(12.0)%
Epsilon	24,899	21,473	3,426	16.0
Private Label Services and Credit	8,950	8,892	58	0.7
Corporate/Other	4,254	1,715	2,539	148.0
Total	$43,233	$37,907	$5,326	14.1%
Operating income:
LoyaltyOne	$52,743	$38,137	$14,606	38.3%
Epsilon	30,012	20,313	9,699	47.7
Private Label Services and Credit	176,664	133,223	43,441	32.6
Corporate/Other	(30,286)	(20,080)	(10,206)	50.8
Eliminations	(1,454)	(1,584)	130	nm *
Total	$227,679	$170,009	$57,670	33.9%
Adjusted EBITDA margin (2):
LoyaltyOne	28.6%	25.2%	3.4%
Epsilon	23.6	25.9	(2.3)
Private Label Services and Credit	48.2	41.2	7.0
Total	33.5%	31.2%	2.3%
Segment operating data:
Private label statements generated	35,286	34,827	459	1.3%
Credit sales	$2,245,718	$2,046,490	$199,228	9.7%
Average credit card receivables	$4,859,421	$4,909,977	$(50,556)	(1.0)%
AIR MILES reward miles issued	1,222,633	1,124,363	98,270	8.7%
AIR MILES reward miles redeemed	869,802	844,509	25,293	3.0%

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

Index

Consolidated Operating Results:

Revenue.  Total revenue increased $142.4 million, or 20.3%, to $844.8 million for the three months ended September 30, 2011 from $702.4 million for the three months ended September 30, 2010. The net increase was due to the following:

•
Transaction.  Revenue increased $6.6 million, or 9.6%, to $74.7 million for the three months ended September 30, 2011 due to AIR MILES reward mile issuance fees, or service element revenue, which increased $5.9 million due in part to a favorable foreign currency exchange rate and recent increases in the number of AIR MILES reward miles issued. Our issuance fees, for which we provide marketing and administrative services, are recognized pro rata over the estimated life of an AIR MILES reward mile, or 42 months. There were no other significant changes in other transaction fees as small increases in other servicing fees were offset by minor declines in merchant fees.

•
Redemption.  Revenue increased $20.7 million, or 17.2%, to $141.2 million for the three months ended September 30, 2011. In local currency (Canadian dollars, or CAD), revenue increased approximately CAD $13.0 million, or 10.4%, due to a 3.0% increase in AIR MILES reward miles redeemed and issuance growth over the past several quarters, which has increased revenue associated with breakage.

•
Finance charges, net.  Revenue increased $38.2 million, or 11.7%, to $365.9 million for the three months ended September 30, 2011. This increase was driven by improvement in our gross yield of 340 basis points, offset in part by a 1.0% decline in average credit card receivables as a result of higher payment rates. The expansion in our gross yield resulted from changes in cardholder terms made throughout 2010.

•
Database marketing fees and direct marketing.  Revenue increased $63.3 million, or 37.9%, to $230.4 million for the three months ended September 30, 2011. Strategic database continues to build from recent client signings and expansion of services to existing clients with revenue increasing $12.6 million, or 17.3%. The Aspen acquisition contributed $57.1 million to database marketing fees and direct marketing revenue. These increases were offset by a 3.3% decline in our targeting sector due to softness in the market and a decline in our production fulfillment due to lower volumes.

•
Other revenue.  Revenue increased $13.6 million, or 71.1%, to $32.7 million for the three months ended September 30, 2011 due to the Aspen acquisition, which added $14.2 million in revenue associated with strategic consulting initiatives.

Cost of operations.  Cost of operations increased $91.8 million, or 23.8%, to $477.0 million for the three months ended September 30, 2011 as compared to $385.2 million for the three months ended September 30, 2010. The increase resulted from growth across each of our segments, including the following:

•
Within the Epsilon segment, cost of operations increased $64.8 million due to the Aspen acquisition, which added $58.7 million to cost of operations. Excluding Aspen, the increase was $6.1 million, which was related to payroll and benefits associated with the growth of the marketing technology sector.

•
Within the LoyaltyOne segment, cost of operations increased $11.3 million of which $8.2 million relates to the increase in the exchange rate to $1.02 from $0.96. The remainder of the increase was attributable to a 3.0% increase in the number of AIR MILES reward miles redeemed and an increase in the costs associated with our international initiatives.

•
Within the Private Label Services and Credit segment, cost of operations increased by $14.8 million from increases in payroll and benefits of $6.7 million resulting from growth and an increase in incentive compensation due to over-performance of the segment. Credit card expenses, including marketing, postage and collection fees, also increased $6.0 million due to increased volumes.

Provision for loan loss.  Provision for loan loss decreased $18.9 million, or 21.1%, to $70.7 million for the three months ended September 30, 2011 as compared to $89.6 million for the three months ended September 30, 2010. The decline in the provision for loan loss was driven by the improvement in the credit quality of our credit card receivables, as the net charge-off rate was 6.0% for the quarter ended September 30, 2011 as compared to 8.3% for the same period in 2010.

Index

General and administrative.  General and administrative expenses increased $6.4 million, or 32.8%, to $26.2 million for the three months ended September 30, 2011 as compared to $19.8 million for the three months ended September 30, 2010. The increase was driven by an increase in payroll and related benefits of $3.3 million associated with higher medical and benefit costs, incentive compensation based on company performance and costs associated with the retirement of an executive. Additionally, we incurred an increase of approximately $3 million in additional legal and consulting fees and other non-income tax based costs.

Depreciation and other amortization.  Depreciation and other amortization increased $3.1 million, or 18.1%, to $20.3 million for the three months ended September 30, 2011 as compared to $17.2 million for the three months ended September 30, 2010 due to additional capital expenditures, including internally developed software projects placed in service during 2010, the Aspen acquisition and the acceleration of depreciation on certain assets.

Amortization of purchased intangibles.  Amortization of purchased intangibles increased $2.2 million, or 10.7%, to $22.9 million for the three months ended September 30, 2011. The increase was related to $5.8 million in amortization of intangible assets acquired with Aspen, offset in part by certain fully amortized intangible assets at Epsilon.

Interest expense.  Total interest expense, net decreased $9.7 million, or 11.6%, to $74.4 million for the three months ended September 30, 2011 from $84.1 million for the three months ended September 30, 2010. The decrease was due to the following:

•
Securitization funding costs.  Securitization funding costs decreased $12.8 million to $30.2 million as a result of changes in the valuation in our interest rate swaps. In the third quarter of 2011, we incurred a gain of $8.5 million in the valuation of our interest rate swaps as compared to a $0.1 million loss in the prior year quarter, which resulted in a net decrease of $8.6 million for the three months ended September 30, 2011 in the valuation of our interest rate swaps. Additionally, interest expense on asset-backed securities debt owed to securitization investors decreased $2.9 million due to lower average borrowings for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

•
Interest expense on certificates of deposit.  Interest on certificates of deposit decreased $1.7 million to $5.6 million due to lower interest rates for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

•
Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $4.7 million to $38.5 million due to a $1.9 million increase in the amortization of imputed interest associated with the convertible senior notes as compared to the same period in the prior year and interest expense associated with increased borrowings due in part to the Aspen acquisition.

Taxes.  Income tax expense increased $26.5 million to $59.3 million for the three months ended September 30, 2011 from $32.8 million for the comparable period in 2010 due to an increase in taxable income. The effective tax rate increased to 38.7% for the three months ended September 30, 2011 as compared to 38.2% for the three months ended September 30, 2010.

Segment Revenue and Adjusted EBITDA:

Revenue.  Total revenue increased $142.4 million, or 20.3%, to $844.8 million for the three months ended September 30, 2011 from $702.4 million for three months ended September 30, 2010. The net increase was due to the following:

•
LoyaltyOne.  Revenue increased $25.2 million, or 13.7%, to $209.6 million for the three months ended September 30, 2011. Revenue benefited from a favorable foreign currency exchange rate, which represented $11.8 million of the increase. In local currency (CAD), revenue for the AIR MILES Reward Program increased CAD $14.1 million as a result of an increase in both redemption revenue and issuance fees, which increased CAD $13.0 million and CAD $3.2 million, respectively. This increase in redemption revenue was attributable to a 3.0% increase in the number of AIR MILES reward miles redeemed as well as growth in the number of AIR MILES reward miles issued over the past several quarters, which has increased revenue associated with breakage. The increase in issuance fees, for which we provide marketing and administrative services, also increased because of the growth in the number of AIR MILES reward miles issued. These increases were offset by a CAD $0.8 million decline in investment revenue due to lower interest earned on investments.

Index

•
Epsilon.  Revenue increased $77.9 million, or 45.7%, to $248.4 million for the three months ended September 30, 2011. Marketing technology revenue continues to build from client signings in 2010 and 2011 and the expansion of services to new and existing clients, growing $14.0 million, or 14.9%. Additionally, Aspen added $71.3 million to revenue. These increases were offset by a 3.3% decrease in revenue in our targeting sector due to lower volumes as clients reduced prospecting outlays over concerns with the macro economy as well as a decline in product fulfillment.

•
Private Label Services and Credit.  Revenue increased $39.4 million, or 11.3%, to $389.1 million for the three months ended September 30, 2011. Finance charges and late fees increased by $38.2 million driven by an increase in our gross yield of 340 basis points, offset in part by a 1.0% decline in average credit card receivables. The expansion in our gross yield was due to changes in cardholder terms made throughout 2010, which positively impacted our gross yield in the third quarter of 2011. Servicing and other fees also increased $1.1 million.

•	Corporate/Other. Revenue decreased slightly to $0.2 million for the three months ended September 30, 2011 as we are currently earning a minimal amount of revenue related to sublease agreements.

Adjusted EBITDA.  For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. Adjusted EBITDA increased $64.3 million, or 29.4%, to $283.2 million for the three months ended September 30, 2011 from $218.9 million for the three months ended September 30, 2010. The increase was due to the following:

•
LoyaltyOne.  Adjusted EBITDA increased $13.4 million, or 28.9%, to $59.9 million for the three months ended September 30, 2011. A favorable foreign currency exchange rate contributed $3.6 million to adjusted EBITDA. Adjusted EBITDA in local currency (CAD) for the AIR MILES Reward Program increased CAD $11.6 million, or 22.8%, with adjusted EBITDA margin increasing to 28.6% from 25.2%. Adjusted EBITDA benefited from the growth in AIR MILES reward miles issued and increased margins on redemptions.

•
Epsilon.  Adjusted EBITDA increased $14.4 million, or 32.7%, to $58.5 million for the three months ended September 30, 2011. Adjusted EDITDA was positively impacted by double digit revenue growth in our strategic database business and the Aspen acquisition, which added $11.8 million to adjusted EBITDA. Adjusted EBITDA margin decreased to 23.6% for the three months ended September 30, 2011 from 25.9% for the same period in the prior year due to a shift in revenue mix attributable to the Aspen acquisition.

•
Private Label Services and Credit.  Adjusted EBITDA increased $43.8 million, or 30.5%, to $187.7 million for the three months ended September 30, 2011 and adjusted EBITDA margin increased to 48.2% for the three months ended September 30, 2011 compared to 41.2% for the same prior year period. Adjusted EBITDA was positively impacted by the increase in our gross yield as described above and a decline in the provision for loan loss. The net charge-off rate for the three months ended September 30, 2011 was 6.0% as compared to 8.3% in the same period in 2010. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.9% of principal credit card receivables at September 30, 2011 from 6.1% at September 30, 2010.

•
Corporate/Other.  Adjusted EBITDA decreased $7.5 million to a loss of $21.5 million for the three months ended September 30, 2011 due to an increase of $3.9 million in payroll and benefit costs associated with higher medical and benefit costs, incentive compensation based on company performance and costs associated with the retirement of an executive. In addition, we incurred approximately $3 million in additional legal and consulting fees and non-income tax based costs.

Index

Results of Operations

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$630,470	$575,612	$54,858	9.5%
Epsilon	592,545	433,799	158,746	36.6
Private Label Services and Credit	1,108,679	1,032,106	76,573	7.4
Corporate/Other	924	1,510	(586)	(38.8)
Eliminations	(6,880)	(7,329)	449	nm *
Total	$2,325,738	$2,035,698	$290,040	14.2%
Adjusted EBITDA (1):
LoyaltyOne	$171,114	$158,731	$12,383	7.8%
Epsilon	131,518	102,654	28,864	28.1
Private Label Services and Credit	534,713	416,878	117,835	28.3
Corporate/Other	(54,483)	(44,171)	(10,312)	23.3
Eliminations	(4,362)	(5,010)	648	nm *
Total	$778,500	$629,082	$149,418	23.8%
Stock compensation expense:
LoyaltyOne	$5,379	$7,042	$(1,663)	(23.6)%
Epsilon	8,765	6,441	2,324	36.1
Private Label Services and Credit	5,528	5,318	210	3.9
Corporate/Other	12,799	15,195	(2,396)	(15.8)
Total	$32,471	$33,996	$(1,525)	(4.5)%
Depreciation and amortization:
LoyaltyOne	$15,564	$18,111	$(2,547)	(14.1)%
Epsilon	65,519	57,565	7,954	13.8
Private Label Services and Credit	26,818	25,913	905	3.5
Corporate/Other	6,750	4,910	1,840	37.5
Total	$114,651	$106,499	$8,152	7.7%
Operating income:
LoyaltyOne	$150,171	$133,578	$16,593	12.4%
Epsilon	57,234	38,648	18,586	48.1
Private Label Services and Credit	502,367	385,647	116,720	30.3
Corporate/Other	(74,032)	(64,276)	(9,756)	15.2
Eliminations	(4,362)	(5,010)	648	nm *
Total	$631,378	$488,587	$142,791	29.2%
Adjusted EBITDA margin (2):
LoyaltyOne	27.1%	27.6%	(0.5)%
Epsilon	22.2	23.7	(1.5)
Private Label Services and Credit	48.2	40.4	7.8
Total	33.5%	30.9%	2.6%
Segment operating data:
Private label statements generated	104,832	106,627	(1,795)	(1.7)%
Credit sales	$6,624,780	$6,119,733	$505,047	8.3%
Average credit card receivables	$4,892,198	$5,029,052	$(136,854)	(2.7)%
AIR MILES reward miles issued	3,552,866	3,327,131	225,735	6.8%
AIR MILES reward miles redeemed	2,675,374	2,538,773	136,601	5.4%

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

Index

Consolidated Operating Results:

Revenue.  Total revenue increased $290.0 million, or 14.2%, to $2.3 billion for the nine months ended September 30, 2011 from $2.0 billion for the nine months ended September 30, 2010. The net increase was due to the following:

•
Transaction.  Revenue increased $7.3 million, or 3.4%, to $221.4 million for the nine months ended September 30, 2011 due to AIR MILES reward mile issuance fees, or service element revenue, which increased $18.0 million attributable in part to a favorable foreign currency exchange rate and recent increases in the number of AIR MILES reward miles issued. Our issuance fees, for which we provide marketing and administrative services, are recognized pro rata over the estimated life of an AIR MILES reward mile, or 42 months. Other servicing fees charged to our credit cardholders also increased $5.8 million. These increases were offset in part by a decline in merchant fees of $16.5 million due to increased profit sharing and royalty payments to certain clients.

•
Redemption.  Revenue increased $37.4 million, or 9.7%, to $424.3 million for the nine months ended September 30, 2011. A favorable foreign currency exchange rate contributed $23.5 million to the increase in revenue. In local currency (CAD), revenue increased approximately CAD $13.9 million, or 3.5%, due to increases in redemption revenue of CAD $16.3 million attributable to a 5.4% increase in AIR MILES reward miles redeemed, offset in part by the net decline in the amortization of deferred revenue related to the conversion of a certain split-fee to a non-split fee program.

•
Finance charges, net.  Revenue increased $87.0 million, or 9.1%, to $1.0 billion for the nine months ended September 30, 2011. This increase was driven by improvement in our gross yield of 310 basis points, offset in part by a 2.7% decline in average credit card receivables as a result of higher payment rates. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010.

•
Database marketing fees and direct marketing.  Revenue increased $138.1 million, or 32.3%, to $565.3 million for the nine months ended September 30, 2011. The increase in revenue was driven by our acquisitions of the Direct Marketing Services and Database Marketing divisions of Equifax, Inc., collectively DMS, and Aspen as well as double digit growth in our marketing technology division. Strategic database continues to build from recent client signings and expansion of services to existing clients with revenue increasing $44.3 million, or 22.6%. Within our targeting sector, the DMS acquisition added $20.1 million to revenue. The Aspen acquisition contributed $76.8 million to database marketing fees and direct marketing revenue.

•
Other revenue.  Revenue increased $20.2 million, or 37.3%, to $74.5 million for the nine months ended September 30, 2011, due to the Aspen acquisition, which added $18.2 million in revenue associated with strategic consulting initiatives.

Cost of operations.  Cost of operations increased $207.9 million, or 18.8%, to $1.3 billion for the nine months ended September 30, 2011 as compared to $1.1 billion for the nine months ended September 30, 2010. The increase resulted from growth across each of our segments, including the following:

•
Within the Epsilon segment, cost of operations increased $132.2 million due to the DMS and Aspen acquisitions, which added $16.0 million and $78.6 million to cost of operations, respectively. Excluding these acquisitions, cost of operations increased $37.6 million, which was associated with the growth of the marketing technology business where payroll related costs increased $35.6 million.

•
Within the LoyaltyOne segment, cost of operations increased $40.8 million, of which $24.9 million relates to the increase in the foreign currency exchange rate to $1.02 from $0.96. Excluding this foreign currency exchange rate impact, the cost of fulfillment for the AIR MILES Reward Program increased CAD $10.7 million as a result of a 5.4% increase in the number of AIR MILES reward miles redeemed. In addition, cost of operations increased due to increases in costs associated with our international initiatives and certain gains in securities realized in 2010 but not in 2011.

•
Within the Private Label Services and Credit segment, cost of operations increased by $32.5 million from increases in payroll and benefits of $14.8 million resulting from growth and an increase in incentive compensation due to over-performance of the segment. Credit card expenses, including marketing, postage and collection fees and other costs increased $7.6 million and $3.6 million, respectively, due to increased volumes.

Index

Provision for loan loss.  Provision for loan loss decreased $73.6 million, or 27.0%, to $198.7 million for the nine months ended September 30, 2011 as compared to $272.3 million for the nine months ended September 30, 2010. The provision was impacted by both a decline in the rate and volume of credit card receivables. Average credit card receivables declined 2.7% as a result of higher payment rates. Additionally, the net charge-off rate improved 190 basis points to 7.0% for the nine months ended September 30, 2011 as compared to 8.9% for the same period in 2010, with net losses decreasing $78.7 million. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.9% of principal credit card receivables at September 30, 2011 from 6.1% at September 30, 2010.

General and administrative.  General and administrative expenses increased $4.8 million, or 7.5%, to $68.2 million for the nine months ended September 30, 2011 as compared to $63.4 million for the nine months ended September 30, 2010. The increase was driven by higher medical and benefit costs and incentive compensation due to company performance.

Depreciation and other amortization.  Depreciation and other amortization increased $3.8 million, or 7.6%, to $53.9 million for the nine months ended September 30, 2011 as compared to $50.1 million for the nine months ended September 30, 2010 due to additional capital expenditures, including internally developed software projects placed in service during 2010, the Aspen acquisition and the acceleration of depreciation on certain assets.

Amortization of purchased intangibles.  Amortization of purchased intangibles increased $4.3 million, or 7.7%, to $60.7 million for the nine months ended September 30, 2011 as compared to $56.4 million for the nine months ended September 30, 2010. The increase relates to $7.7 million and $5.3 million of amortization associated with the intangible assets acquired in the Aspen and DMS acquisitions, respectively, offset in part by certain fully amortized intangible assets at Epsilon.

Interest expense.  Total interest expense, net decreased $26.1 million, or 10.4%, to $224.6 million for the nine months ended September 30, 2011 from $250.7 million for the nine months ended September 30, 2010. The decrease was due to the following:

•
Securitization funding costs.  Securitization funding costs decreased $32.0 million to $96.3 million primarily as a result of changes in the valuation in our interest rate swaps. In the nine months ended September 30, 2011, we incurred a gain of $23.1 million in the valuation of our interest rate swaps as compared to a loss of $5.4 million in the same prior year period, which resulted in a net decrease of $28.5 million in the valuation of our interest rate swaps.

•
Interest expense on certificates of deposit.  Interest on certificates of deposit decreased $6.7 million to $16.8 million due to lower average borrowings for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

•
Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $12.6 million to $111.5 million due to a $5.7 million increase in the amortization of imputed interest associated with the convertible senior notes as compared to the same period in the prior year, a $2.6 million write-off of unamortized debt costs associated with the early extinguishment of term loans and interest expense associated with borrowings to acquire Aspen.

Taxes.  Income tax expense increased $66.5 million to $157.4 million for the nine months ended September 30, 2011 from $90.9 million for the comparable period in 2010 due to an increase in taxable income. The effective tax rate increased to 38.7% for the nine months ended September 30, 2011 as compared to 38.2% for the nine months ended September 30, 2010.

Index

Segment Revenue and Adjusted EBITDA:

Revenue.  Total revenue increased $290.0 million, or 14.2%, to $2.3 billion for the nine months ended September 30, 2011 from $2.0 billion for the nine months ended September 30, 2010. The net increase was due to the following:

•
LoyaltyOne.  Revenue increased $54.9 million, or 9.5%, to $630.5 million for the nine months ended September 30, 2011. Revenue benefited from a favorable foreign currency exchange rate, which represented $34.7 million of the increase. Revenue for the AIR MILES Reward Program increased CAD $20.0 million, or 3.4%. Redemption revenue increased a net CAD $13.9 million, or 3.5%, due to a 5.4% increase in AIR MILES reward miles redeemed, which was offset in part by a net decrease in amortized revenue related to the conversion of a certain split-fee to non split-fee program. Revenue from issuance fees, for which we provide marketing and administrative services, increased CAD $10.1 million due to recent increases in the total number of AIR MILES reward miles issued. These increases were offset in part by a decline in investment revenue of CAD $3.2 million due to lower interest earned on investments.

•
Epsilon.  Revenue increased $158.7 million, or 36.6%, to $592.5 million for the nine months ended September 30, 2011. Marketing technology revenue continues to build from client signings in 2010 and 2011 and the expansion of services to new and existing clients, growing $47.5 million, or 18.3%. Additionally, the Aspen and DMS acquisitions added $95.0 million and $20.1 million to revenue, respectively.

•
Private Label Services and Credit.  Revenue increased $76.6 million, or 7.4%, to $1.1 billion for the nine months ended September 30, 2011. Finance charges and late fees increased by $87.0 million driven by an increase in our gross yield of 310 basis points, offset in part by a 2.7% decline in average credit card receivables. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010, which positively impacted our gross yield for the nine months ended September 30, 2011. This increase was partially offset by a $10.5 million reduction in transaction revenue as a result of lower merchant fees.

•	Corporate/Other. Revenue decreased slightly to $0.9 million for the three months ended September 30, 2011 as we are currently earning a minimal amount of revenue related to sublease agreements.

Adjusted EBITDA.  For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. Adjusted EBITDA increased $149.4 million, or 23.8%, to $778.5 million for the nine months ended September 30, 2011 from $629.1 million for the nine months ended September 30, 2010. The increase was due to the following:

•
LoyaltyOne.  Adjusted EBITDA increased $12.4 million, or 7.8%, to $171.1 million for the nine months ended September 30, 2011. A favorable foreign currency exchange rate contributed $10.0 million to adjusted EBITDA. Adjusted EBITDA in local currency (CAD) for the AIR MILES Reward Program increased CAD $5.8 million, or 3.4%, with adjusted EBITDA margin decreasing to 27.1% from 27.6%. Adjusted EBITDA benefited from the growth in AIR MILES reward miles issued and increased margins on redemptions, but adjusted EBITDA margin was negatively impacted by the net decrease due to the runoff of amortized revenue.

•
Epsilon.  Adjusted EBITDA increased $28.9 million, or 28.1%, to $131.5 million for the nine months ended September 30, 2011. Adjusted EDITDA was positively impacted by double digit growth in our strategic database business and the Aspen acquisition, which added $15.6 million to adjusted EBITDA. Adjusted EBITDA margin decreased to 22.2% for the nine months ended September 30, 2011 from 23.7% for the same period in the prior year due to a shift in revenue mix attributable to the Aspen acquisition.

•
Private Label Services and Credit.  Adjusted EBITDA increased $117.8 million, or 28.3%, to $534.7 million for the nine months ended September 30, 2011 and adjusted EBITDA margin increased to 48.2% for the nine months ended September 30, 2011 compared to 40.4% for the same prior year period. Adjusted EBITDA was positively impacted by the increase in our gross yield as described above and a decline in the provision for loan loss. The net charge-off rate for the nine months ended September 30, 2011 was 7.0% as compared to 8.9% in the same period in 2010. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.9% of principal credit card receivables at September 30, 2011 from 6.1% at September 30, 2010.

Index

•
Corporate/Other.  Adjusted EBITDA decreased $10.3 million to a loss of $54.5 million for the nine months ended September 30, 2011 related to increases in medical and benefit costs, incentive compensation, legal and consulting costs and costs associated with the retirement of an executive.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the success of our collection and recovery efforts, and general economic conditions.

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

The following table presents the delinquency trends of our credit card portfolio:

	September 30, 2011	% of Total	December 31, 2010	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$4,741,569	100%	$5,116,111	100%
Principal receivables balances contractually delinquent:
31 to 60 days	79,154	1.6%	87,252	1.7%
61 to 90 days	50,624	1.1	59,564	1.2
91 or more days	103,230	2.2	130,538	2.5
Total	$233,008	4.9%	$277,354	5.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except percentages)
Average credit card receivables	$4,859,421	$4,909,977	$4,892,198	$5,029,052
Net charge-offs of principal receivables	73,047	102,108	258,143	336,797
Net charge-offs as a percentage of average credit card receivables	6.0%	8.3%	7.0%	8.9%

See Note 5, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Index

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital. Our operating cash flow is seasonal, with cash utilization peaking at the end of December due to increased activity in our Private Label Services and Credit segment related to holiday retail sales.

We generated cash flow from operating activities of $762.5 million and $693.5 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in operating cash flows was due to a decrease in working capital of $63.9 million for the nine months ended September 30, 2011 as compared to the same period in 2010.

Investing Activities. Cash used in investing activities was $741.8 million for the nine months ended September 30, 2011 as compared to cash provided by investing activities of $164.2 million for the nine months ended September 30, 2010. Significant components of investing activities are as follows:

•
Payments for Acquired Businesses, Net of Cash.  Cash decreased $359.1 million due to the Aspen acquisition completed on May 31, 2011. In July 2010, $117.0 million in cash was utilized for the DMS acquisition.

•
Purchase of Credit Card Receivables.  Cash decreased $42.7 million for the nine months ended September 30, 2011 due to the acquisition of an existing private label credit card portfolio from J.Jill. There were no purchases of credit card portfolios during the nine months ended September 30, 2010.

•
Cash Collateral, Restricted.  Cash decreased $468.7 million for the nine months ended September 30, 2011, as compared to an increase of $12.5 million for the nine months ended September 30, 2010 due to an increase in excess funding deposits in 2011 and an increase in restricted cash associated with principal accumulation for the repayment of asset-backed securities debt maturing in November 2011.

•
Credit Card Receivables Funding.  Cash flow from credit card receivables was $160.6 million for the nine months ended September 30, 2011 as compared to $273.9 million for the nine months ended September 30, 2010. Cash flow from credit card receivables increased in both periods due to the seasonal pay down of credit card receivables.

•
Capital Expenditures.  Our capital expenditures for the nine months ended September 30, 2011 were $48.5 million compared to $48.3 million for the same period in 2010. We do not expect capital expenditures to exceed approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash provided by financing activities was $84.3 million for the nine months ended September 30, 2011 as compared to cash used in financing activities of $759.3 million for the nine months ended September 30, 2010. Our financing activities during the nine months ended September 30, 2011 relate primarily to borrowings and repayments of certificates of deposit and debt, including the refinancing of our credit facility and certain maturing asset-backed securities debt, and repurchases of common stock.

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

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, certificates of deposit issued by World Financial Network Bank, or WFNB, and World Financial Capital Bank, or WFCB, our credit facility and issuances of equity securities.

As of September 30, 2011, we had $297.5 million of available borrowing capacity under our credit facility. Our key loan covenant ratio, core debt to adjusted EBITDA, was 2.3 to 1 at September 30, 2011 as compared to the covenant ratio of 3.5 to 1. Additionally, available liquidity at the bank subsidiary level totaled $2.5 billion. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for our main bank subsidiary, WFNB, were 14.9%, 14.5% and 16.3%, respectively, at September 30, 2011.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.

Index

Securitization Program. We regularly securitize our credit card receivables through the WFN Trusts and the WFC Trust as part of our credit card securitization program. These securitization programs are the primary vehicle through which we finance WFNB’s and WFCB’s credit card receivables.

As of September 30, 2011, the WFN Trusts and the WFC Trust had approximately $4.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional receivables. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit card programs in these securitization trusts.

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

In September 2011, we renewed our 2009-VFC1 conduit facility under World Financial Network Credit Card Master Trust III, extending the maturity to September 28, 2012 and reducing the total capacity from $550.0 million to $400.0 million.

We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by WFNB and WFCB. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the asset-backed securitization markets at the time.

At September 30, 2011, we had $3.1 billion of asset-backed securities debt – owed to securitization investors, of which $1.8 billion is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of September 30, 2011 for the WFN Trusts and the WFC Trust by year:

	2011	2012	2013	2014	2015 & Thereafter	Total
	(In thousands)
Term notes	$560,000	$700,226	$822,339	$—	$393,750	$2,476,315
Conduit facilities (1)	—	1,805,000	—	—	—	1,805,000
Total (2)	$560,000	$2,505,226	$822,339	$—	$393,750	$4,281,315

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
As of September 30, 2011, with the consolidation of the WFN Trusts and the WFC Trust effective January 1, 2010, $609.7 million of debt issued by the credit card securitization trusts and retained by us has been eliminated in the unaudited condensed consolidated financial statements.

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

Debt

We are party to a credit agreement, dated May 24, 2011, or the 2011 Credit Agreement, among us as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, SunTrust Bank and Bank of Montreal, as co-administrative agents, and Bank of Montreal as letter of credit issuer, and various other agents and banks. The 2011 Credit Agreement provides for a $792.5 million term loan, or the 2011 Term Loan, and a $792.5 million revolving line of credit, or the 2011 Credit Facility, with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2011 Credit Agreement includes an uncommitted accordion feature of up to $415.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, for a maximum total facility size of $2.0 billion, both of which were increased by a subsequent amendment.

Index

Concurrently with entering into the 2011 Credit Agreement, we terminated the following credit facilities: (i) a credit agreement, dated as of September 29, 2006; (ii) a term loan agreement, dated as of May 15, 2009; and (iii) a term loan agreement, dated as of August 6, 2010.

On September 20, 2011, we entered into a First Amendment to the 2011 Credit Agreement, or the First Amendment. The First Amendment increased the uncommitted accordion feature to up to $915.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, for a maximum total facility size of $2.5 billion.

We repaid the $250.0 million aggregate principal amount of the 6.14% Series B senior notes at their scheduled maturity of May 16, 2011.

As of September 30, 2011, we were in compliance with our covenants.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In May 2011, we acquired Aspen for approximately $359.1 million. Because of the timing of the acquisition, it was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of September 30, 2011. We will expand our evaluation of the effectiveness of the internal controls over financial reporting to include Aspen beginning in May 2012.

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

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2011:
July 1-31	10,234	$95.92	8,100	$210.6
August 1-31	614,005	86.91	608,637	157.7
September 1-30	192,946	91.16	191,089	140.3
Total	817,185	$88.03	807,826	$140.3

(1)
During the period represented by the table, 9,359 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

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

10.1
First Amendment to Credit Agreement, dated as of September 20, 2011, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, SunTrust Bank and Bank of Montreal, as Co-Administrative Agents, and various other agents and lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2011, File No. 001-15749).

*10.2	Third Amendment to Series 2009-VFC1 Supplement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.

*10.3	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.

*10.4	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.

Index

Exhibit No.	Description
*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Date: November 7, 2011

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: November 7, 2011