Form 10-K
period 2011-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2012-02-27
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $4.7 billion (based upon the closing price on the New York Stock Exchange on June 30, 2011 of $94.07 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

As of February 21, 2012, 50,043,147 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2012 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

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

Our Company

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, on-line, catalog, mail, telephone and email, and emerging channels such as mobile and social media. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as companies shift marketing resources away from traditional mass marketing toward more targeted marketing programs that provide measurable returns on marketing investments.

Our client base of more than 1,000 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Canada Safeway, Shell Canada, AstraZeneca, Hilton, Bank of America, General Motors, Victoria’s Secret, Lane Bryant, Pottery Barn, J. Crew and Ann Taylor. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, automotive, hospitality and travel, telecommunications and pharmaceuticals. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

We continue to execute our growth strategy by securing new clients and renewing and expanding relationships with existing clients. Key activities for 2011 included:

LoyaltyOne®. We completed significant renewals with several of our key sponsors in our AIR MILES® Reward Program, including Sobey’s, The Jean Coutu Group and Metro Ontario, Inc. In 2011, we also signed new agreements with The Children’s Place, Zale Canada, Nova Scotia Liquor Corporation and Netflix, Inc. to participate as sponsors in the AIR MILES Reward Program.

In 2011, we expanded our global reach by increasing our investment in CBSM-Companhia Brasileira De Servicos De Marketing, operator of the dotz coalition loyalty program in Brazil, founded in 2000, to 37%. Dotz is a Brazilian-based coalition loyalty program with more than 1.6 million active participants. In May 2011, CBSM signed a multi-year agreement with Banco do Brasil and in September 2011, through its relationship with Banco do Brasil, began offering the dotz coalition loyalty program to Banco do Brasil’s loyalty program members. Additionally, in September 2011, the program expanded into Brasilia, the nation’s capital, with a population of approximately 2.6 million, allowing continued growth in attracting both new sponsors and program members. During the year ended December 31, 2011, we invested an aggregate of $18.0 million in international ventures.

Epsilon®. In 2011, we signed new agreements with Norwegian Cruise Line to manage and host their consumer database and provide analytics and marketing strategy support, and with Prestige Cruise Holdings to provide a full suite of database marketing services. We announced our partnership with Kellogg to help enhance Kellogg’s customer relationship management, or CRM, activities and further increase customer engagement, and an agreement with 21st Century Insurance to provide data services to further enhance its marketing efforts. In addition, we signed a multi-year renewal and expansion agreement with Helzberg Diamonds to optimize and continue to support their multi-channel direct marketing efforts.

In May 2011, we acquired Aspen Marketing Services, or Aspen, which specializes in a full range of digital and direct marketing services, including the use of advanced analytics to perform data-driven customer acquisition and retention campaigns. Aspen is also a leading provider of marketing agency services, with expertise in the automotive and telecommunications industries. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a talented team of marketing professionals.

Private Label Services and Credit. We announced the signing of a new, long-term agreement to provide private label credit card services to J.Jill, a leading multichannel fashion retailer of women’s apparel, accessories and footwear, and purchased their existing private label credit card portfolio for $42.7 million. We signed a new long-term agreement to provide private label and co-branded credit card services for Marathon Petroleum Corporation, or Marathon, and in November 2011, closed on the purchase of their existing private label credit card portfolio for $25.9 million. We also announced that we signed a new agreement to provide end-to-end private label credit card services for Pier 1 Imports and to acquire its existing credit card portfolio. We expect the closing of the Pier 1 portfolio to be in the first quarter of 2012. In addition, we signed a new multi-year agreement with The Bon-Ton Stores, Inc., or Bon-Ton, to provide end-to-end credit card services. We expect to acquire Bon-Ton’s existing credit card portfolio in the second quarter of 2012. Additionally, we signed new long-term agreements to provide credit card services with Sycle, LLC, Petland and Christopher & Banks, Inc.

We also signed long-term extension agreements with Victoria’s Secret, a subsidiary of Limited Brands, Inc., J.Crew, The RoomPlace and Express, Inc. providing for the continuation of credit, loyalty and multi-channel marketing services.

Corporate Headquarters. Our corporate headquarters are located at 7500 Dallas Parkway, Suite 700, Plano, Texas 75024, where our telephone number is 214-494-3000.

Index

Our Market Opportunity and Growth Strategy

We intend to capitalize on the shift in traditional advertising and marketing spend to highly targeted marketing programs. In 2010, the total marketing spend in the U.S. and Canada was approximately $330 billion and expected to grow to $410 billion by 2015. In 2010, direct and digital marketing spend was 59% of the total and is expected to grow to 66% by 2015. We intend to enhance our position as a leading provider of targeted, data-driven and transaction-based marketing and loyalty solutions and to continue our growth in revenue and earnings by pursuing the following strategies:

•
Capitalize on our Leadership in Highly Targeted and Data-Driven Consumer Marketing. As consumer companies shift their marketing spend to transaction-based marketing strategies, we believe we are well-positioned to acquire new clients and sell additional services to existing clients based on our extensive experience in capturing and analyzing our clients’ customer transaction data to develop targeted marketing programs. We believe our comprehensive portfolio of high-quality targeted marketing and loyalty solutions provides a competitive advantage over other marketing services firms with more limited service offerings. We seek to extend our leadership position in the transaction-based and targeted marketing services sector by continuing to improve the breadth and quality of our products and services. We intend to enhance our leadership position in loyalty programs by expanding the scope of the AIR MILES Reward Program by continuing to develop stand-alone loyalty programs such as the Hilton HHonors Program and by increasing our penetration in the retail sector with our integrated marketing and credit services offering.

•
Sell More Fully Integrated End-to-End Marketing Solutions. In our Epsilon segment, we have assembled what we believe is the industry’s most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications. We offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of whom do not currently purchase our full suite of services. In addition, we further intend to integrate our product and service offerings across our other segments so that we can provide clients with a comprehensive portfolio of targeted marketing solutions, including both coalition and individual loyalty programs, private label retail credit card programs and other transaction-based marketing solutions. By selling integrated solutions within and across our segments and our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.

•
Continue to Expand our Global Footprint. We plan to grow our business by leveraging our core competencies in the North American marketplace to further penetrate international markets. We intend to expand in new markets where a burgeoning middle class has consumer-facing companies in those geographical regions needing marketing solutions that can help them acquire new customers and increase customer loyalty. In 2011, we expanded our global reach by increasing our investment in CBSM-Companhia Brasileira De Servicos De Marketing to 37%. CBSM is the operator of the dotz coalition loyalty program in Brazil. In 2012, dotz is expected to expand the number of regions in Brazil that it currently operates. Global reach is also increasingly important as our clients grow into new markets, and we are well positioned to cost-effectively increase our global presence. We believe continued international expansion will provide us with strong revenue growth opportunities.

•
Optimize our Business Portfolio. We intend to continue to evaluate our products and services given our strategic direction and demand trends. While we are focused on realizing organic revenue growth and margin expansion, we will consider select acquisitions of complementary businesses that would enhance our product portfolio, market positioning or geographic presence. In 2011, we acquired Aspen, one of the leading marketing services firms in the U.S. This acquisition expanded our agency depth and capabilities; additionally, it added a new and well established vertical in automotive.

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
—Strategic consulting and creative services
—Database design and management
—Data services
—Analytical services
—Traditional and digital communications

Private Label Services and Credit	•	Processing Services
—New account processing
—Bill processing
—Remittance processing
—Customer care

	•	Receivables Financing
—Underwriting and risk management
—Receivables funding

	•	Marketing Services

LoyaltyOne

Our LoyaltyOne clients are focused on targeting, acquiring and retaining loyal and profitable customers. We use the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our clients within this segment include financial services providers, supermarkets, drug stores, petroleum retailers and specialty retailers.

Our AIR MILES Reward Program is the largest coalition loyalty program in Canada, with over 120 sponsors participating in the program. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop within a range of retailers and other sponsors participating in the AIR MILES Reward Program. These AIR MILES reward miles can be redeemed by our collectors for travel or other rewards. Approximately two-thirds of Canadian households actively participate in the AIR MILES Reward Program, and it was recently named as one of the ten most influential brands in Canada in Canada’s Ipsos Influence index. The three primary parties involved in our AIR MILES Reward Program are: sponsors, collectors and suppliers, each of which is described below.

Sponsors. More than 120 brand name sponsors participate in our AIR MILES Reward Program, including Canada Safeway, Shell Canada, Jean Coutu, RONA, Amex Bank of Canada, Sobey’s and Bank of Montreal. The AIR MILES Reward Program is a full service outsourced loyalty program for our sponsors, who pay us a fee per AIR MILES reward mile issued, in return for which we provide all marketing, customer service, rewards and redemption management. We typically grant participating sponsors exclusivity in their market category, enabling them to realize incremental sales and increase market share as a result of their participation in the AIR MILES Reward Program coalition.

Collectors. Collectors earn AIR MILES reward miles at thousands of retail and service locations and typically include any online presence the sponsor may have. In addition, collectors can also earn at the many locations where collectors can use certain cards issued by Bank of Montreal and Amex Bank of Canada. This enables collectors to rapidly accumulate AIR MILES reward miles across a significant portion of their every day spend. The AIR MILES Reward Program offers a reward structure that provides a quick, easy and free way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards through their day-to-day shopping at participating sponsors.

Suppliers. We enter into agreements with airlines, movie theaters, manufacturers of consumer electronics and other providers to supply rewards for the AIR MILES Reward Program. The broad range of rewards that can be redeemed is one of the reasons the AIR MILES Reward Program remains popular with collectors. Over 300 suppliers use the AIR MILES Reward Program as an additional distribution channel for their products. Suppliers include such well-recognized companies as Air Canada, Apple and Sony.

Index

Epsilon

Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Services include strategic consulting, customer database technologies, loyalty management, proprietary data, predictive modeling and a full range of direct and digital agency services. On behalf of our clients, we develop marketing programs that target individual consumers with highly targeted offers and communications. Since these communications are more relevant to the consumer, the consumer is more likely to be responsive to these offers, resulting in a measurable return on our clients’ marketing investments. We distribute marketing campaigns and communications through all marketing channels based on the consumer’s preference, including digital platforms such as email, mobile and social media. Epsilon has over 700 clients, operating primarily in the financial services, automotive, travel and hospitality, pharmaceutical and telecommunications end-markets.

Strategic Consulting and Creative Services. Through our consulting services we analyze our clients’ business, brand and/or product strategy to create customer acquisition and retention strategies and tactics designed to further optimize our clients’ customer relationships and marketing return on investment. In May 2011, we acquired one of the leading marketing services firms in the U.S., Aspen Marketing Services, which significantly enhanced our creative services offering. Aspen specializes in a full range of digital and direct marketing services with expertise in the automotive and telecommunications industries. Services include creative, interactive web design, email deployment, search engine optimization and direct mail production.

Database Design and Management. We design, build and operate complex consumer marketing databases for large consumer-facing brands such as Hilton HHonors and the Citi ThankYou programs. Our solutions are highly customized and support our clients’ needs for real-time data integration from a multitude of data sources, including multi-channel transactional data.

Data Services. We believe we are one of the leading sources of comprehensive consumer data that is essential to marketers when making informed marketing decisions. Together with our clients, we use this data to develop highly targeted, individualized marketing programs that increase response rates and build stronger customer relationships.

Analytical Services. We provide behavior-based, demographic and attitudinal segmentation, purchase analysis, customer and prospect profiling, predictive modeling, and program measurement and analysis. Through our analytical services, we gain a better understanding of consumer behavior that will help our clients as they develop customer relationship strategies.

Traditional and Digital Communications. We provide strategic communication solutions and our end-to-end suite of products and services includes strategic consulting, creative services, campaign management and delivery optimization. We deploy marketing campaigns and communications through all marketing channels, including digital platforms such as email, mobile and social media. We also operate what we believe to be one of the largest global permission-based email marketing platforms in the industry.

Private Label Services and Credit

Our Private Label Services and Credit segment assists some of the best known retailers in extending their brand with a private label and/or co-brand credit card account that can be used by customers at the clients’ store locations, or through on-line or catalog purchases.

Receivables Financing. Our Private Label Services and Credit segment provides risk management solutions, account origination and funding services for our more than 100 private label and co-brand credit card programs. Through these programs, at December 31, 2011, we managed approximately $5.4 billion in principal receivables, from over 24.8 million active accounts for the year ended December 31, 2011, with an average balance during that period of approximately $401 for accounts with outstanding balances. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit card limits. We augment these procedures with credit risk scores provided by credit bureaus. This helps us segment prospects into narrower risk ranges allowing us to better evaluate individual credit risk and tailor our risk-based pricing accordingly.

Our accountholder base consists primarily of middle- to upper-income individuals, in particular women who use our accounts primarily as brand affinity tools as well as pure financing instruments. These accounts generally have lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

Index

Historically, we have used a securitization program as our primary funding vehicle for our retail credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a variable interest entity that then sells them to a master trust. As of December 31, 2011, Limited Brands and its retail affiliates and Charming Shoppes’ retail affiliates accounted for approximately 17.4% and 10.3%, respectively, of the receivables in our combined trust portfolios.

Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills on-line. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. We have been certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by Purdue University’s Benchmark Portal. Our call centers are equipped to handle phone, mail, fax, email and web inquiries. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs.

Marketing Services. Our private label and co-branded credit card programs are designed specifically for retailers and have the flexibility to be customized to accommodate our clients’ specific needs. Through our integrated marketing services, we design and implement strategies that assist our clients in acquiring, retaining and managing valuable repeat customers. Our credit card programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our clients’ marketing activities. We use multi-channel marketing communication tools, including in-store, permission-based email, mobile messaging and direct mail to reach our clients’ customers.

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

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently have three patent applications pending with the U.S. Patent and Trademark Office and one international application. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in Argentina, New Zealand, the European Community or some of its individual countries (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, United Kingdom), Peru, Mexico, Venezuela, Brazil, Australia, China, Hong Kong, Japan, South Korea, Switzerland, Norway, Turkey, Vietnam and Singapore and internationally under the Madrid Protocol in several countries, including several of the aforementioned countries. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.

Index

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

Regulation

During the third quarter of 2010, our credit card bank subsidiary, World Financial Network National Bank changed its location to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. None of the bank’s assets, liabilities or contemplated business purposes changed as a result of the merger. Effective August 1, 2011, World Financial Network National Bank converted from a national banking association and limited purpose credit card bank to a Delaware State FDIC-insured bank and limited purpose credit card bank and changed its name to World Financial Network Bank, or WFNB. As a result, agreements previously entered into with, or required by, the Office of the Comptroller of the Currency were also terminated.

Federal and state laws and regulations extensively regulate the operations of WFNB and our industrial bank subsidiary, World Financial Capital Bank, or WFCB. Many of these laws and regulations are intended to maintain the safety and soundness of WFNB and WFCB, and they impose significant restraints on those companies to which other non-regulated companies are not subject. Because WFNB is deemed a credit card bank and WFCB is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a state bank, WFNB is still subject to overlapping supervision by the Federal Deposit Insurance Corporation, or FDIC, and the State of Delaware; and, as an industrial bank, WFCB is still subject to overlapping supervision by the FDIC and the State of Utah.

WFNB and WFCB must maintain minimum amounts of regulatory capital, including maintenance of certain capital ratios, paid-in capital minimums, and an adequate allowance for loan loss, as well as meeting specific guidelines that involve measures and ratios of their assets, liabilities, regulatory capital and interest rate, among other factors. If WFNB or WFCB does not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. To pay any dividend, WFNB and WFCB must maintain adequate capital above regulatory guidelines.

Index

We are limited under Sections 23A and 23B of the Federal Reserve Act and the implementing Federal Reserve Board Regulation W in the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with WFNB or WFCB, which may have the effect of limiting the extent to which WFNB or WFCB can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do require that we engage in “covered transactions” with WFNB or WFCB only on terms and under circumstances that are substantially the same, or at least as favorable to WFNB or WFCB, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WFNB or WFCB to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

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

Employees

As of December 31, 2011, we had approximately 8,600 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Index

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

RISK FACTORS

Risk Factors Related to Our Business

Our 10 largest clients represented 45.1% of our consolidated revenue in 2011 and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 45.1% of our consolidated revenue during the year ended December 31, 2011, with Bank of Montreal representing approximately 11.1% of our 2011 consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

LoyaltyOne. LoyaltyOne represents 26.6% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 82.6% of our LoyaltyOne revenue in 2011. Bank of Montreal and Canada Safeway represented approximately 41.9% and 12.6%, respectively, of this segment’s revenue for 2011. Our contract with Bank of Montreal expires in 2013 and our contract with Canada Safeway expires in 2015, each subject to automatic renewals at five-year intervals.

Epsilon. Epsilon represents 26.7% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 30.3% of our Epsilon revenue in 2011.

Private Label Services and Credit. Private Label Services and Credit represents 46.9% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 72.1% of our Private Label Services and Credit revenue in 2011. Limited Brands and its retail affiliates and Charming Shoppes’ retail affiliates represented approximately 18.3% and 11.1%, respectively, of our revenue for this segment in 2011. Our contracts with Limited Brands and its retail affiliates expire in 2018 and our contracts with Charming Shoppes’ retail affiliates expire in 2019.

The markets for the services that we offer may contract or fail to expand which could negatively impact our growth and profitability.

Our growth and continued profitability depend on acceptance of the services that we offer. Our clients may not continue to use the loyalty and targeted marketing strategies and programs that we offer. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if customers make fewer purchases of our Private Label Services and Credit customers’ products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

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

Index

If actual redemptions by AIR MILES Reward Program collectors are greater than expected, or if the costs related to redemption of AIR MILES reward miles increase, our profitability could be adversely affected.

A portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of unredeemed AIR MILES reward miles is known as “breakage” in the loyalty industry. Effective December 31, 2011, AIR MILES reward miles expire if not redeemed in five years. We experience breakage when AIR MILES reward miles are not redeemed by collectors for a number of reasons, including:

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

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $41.9 million for the year ended December 31, 2011.

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

Although we have extensive physical and cyber security and associated procedures, our databases may be subject to unauthorized access. If we experience a security breach, the integrity of our databases could be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, marketing services or credit card programs could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from customers, consumers or regulatory enforcement actions and adversely affect our client relationships.

Loss of data center capacity, interruption due to cyber attacks, loss of telecommunication links or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

Our ability, and that of our third-party service providers, to protect our data centers against damage, loss or inoperability from fire, power loss, cyber attacks, telecommunications failure, computer viruses and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data as well as periodically expand and upgrade our database capabilities. Any damage to our data centers, or those of our third-party service providers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to cyber attacks, could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

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

Index

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, our indenture governing the convertible senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

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

Interest rate risk affects us directly in our lending and borrowing activities. Our borrowing costs were approximately $298.6 million for 2011. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

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

As of February 21, 2012, we had an aggregate of 100,123,460 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 24,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 2,224,735 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 21, 2012, including options to purchase approximately 650,050 shares exercisable as of February 21, 2012 or that will become exercisable within 60 days after February 21, 2012. We have reserved for issuance 1,500,000 shares of our common stock, 850,020 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2011. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

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

Index

In addition, on April 7, 2010, the SEC proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our credit card securitization program. On July 26, 2011, the SEC re-proposed certain rules relating to the registrant and transaction requirements for the shelf registration of asset-backed securities. If the revised rules for asset-backed securities are adopted in their current form, issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities. The SEC also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts relied on in our credit card securitization program to avoid registration as investment companies. The form that these rules may ultimately take is uncertain at this time, but such rules may impact our ability or desire to issue asset-backed securities in the future.

On March 30, 2011, the SEC, the FDIC, the Federal Reserve and certain other banking regulators proposed regulations that would mandate a five percent risk retention requirement for securitizations. We cannot predict at this time whether our existing credit card securitization programs will satisfy the new regulatory requirements or whether structural changes to those programs will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.

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

The full impact of the Dodd-Frank Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in future legislative or regulatory action. In particular, the Government Accountability Office issued its study on whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exemptions to the definition of “bank” under the Bank Holding Company Act for certain institutions including limited purpose credit card banks and industrial loan companies. The study did not recommend the elimination of these exemptions. However, if legislation were enacted to eliminate these exemptions without any grandfathering or accommodations for existing institutions, we could be required to become a bank holding company and cease certain of our activities that are not permissible for bank holding companies or divest our credit card services bank subsidiary, WFNB, or our industrial bank, WFCB.

The Dodd-Frank Act also creates a Consumer Financial Protection Bureau, or CFPB, a new federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations. It is unclear what changes will be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and will enforce those laws against and examine certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates.

While the CFPB will not examine WFNB and WFCB, it will receive information from their primary federal regulator. In addition, the CFPB’s broad rulemaking authority is expected to impact their operations. For example, the CFPB’s rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, by the Board of Governors of the Federal Reserve System. The CFPB’s ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Furthermore, the CFPB has broad authority to prevent “unfair, deceptive or abusive” practices. If the CFPB were to exercise this authority, it could result in requirements to alter our products that would make our products less attractive to consumers and impair our ability to offer them profitably.

The Dodd-Frank Act authorizes certain state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive or abusive practices. To the extent that states enact requirements that differ from federal standards or courts adopt interpretations of federal consumer laws that differ from those adopted by the federal banking agencies, we may be required to alter products or services offered in some jurisdictions or cease offering products, which will increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide.

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

Index

Increases in net charge-offs beyond our current estimates could have a negative impact on our net income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our credit card receivables and the average age of our various credit card account portfolios. The average age of our credit card receivables affects the stability of delinquency and loss rates of the portfolio. An older credit card portfolio generally drives a more stable performance in the portfolio. Our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2011, our average credit card receivables net charge-off rate was 6.9% compared to 8.9% and 9.3% for 2010 and 2009, respectively.

The hedging activity related to the activities of the credit card securitization trusts and our floating rate indebtedness subjects us to counterparty risks relating to the creditworthiness of the commercial banks with whom we enter into hedging transactions.

In order to execute hedging strategies related to the credit card securitization trusts and our floating rate indebtedness, we have entered into interest rate derivative contracts with commercial banks. These banks are otherwise known as counterparties. It is our policy to enter into such contracts with counterparties that are deemed to be creditworthy. However, if macro- or micro-economic events were to negatively impact these banks, the banks might not be able to honor their obligations either to us or to the credit card securitization trusts and we might suffer a direct loss.

A failure by a counterparty to deliver shares or pay amounts due to us upon completion of a transaction, due to bankruptcy or otherwise, may result in an increase in dilution with respect to our common stock or a decline in our earnings per share.

A failure by a forward counterparty, due to bankruptcy or otherwise, to deliver shares of our common stock at settlement or upon acceleration of its respective prepaid forward could result in the recording of those shares as issued and outstanding for purposes of computing and reporting our basic and diluted weighted average shares and earnings per share. This may lead to a decline in our earnings per share without our receiving a return of the purchase price for those shares that we paid to the relevant forward counterparty at the time we entered into the prepaid forward transaction.

A failure by a hedge counterparty, due to bankruptcy or otherwise, to pay to us amounts owed under the note hedge transactions entered into separately but concurrently with the sale of our convertible senior notes will not reduce the consideration we are required to deliver to a holder upon conversion of its convertible senior notes, which may result in an increase in dilution with respect to our common stock and lead to a decline in our earnings per share or both.

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

Index

As a result of our significant Canadian operations, our reported financial information will be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars.

We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollars through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $19.0 million for the year ended December 31, 2011. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow. Data breach notification legislation has been proposed widely in the United States and Europe. If enacted, these legislative measures could impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices, to law enforcement, regulators and individuals. In addition to the United States and Canadian regulations discussed below, we have expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional or more stringent legislation and regulations regarding consumer or private sector privacy.

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

In Canada, the Fighting Internet and Wireless Spam Act restricts our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, instant messaging, telephone or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The act requires that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. Failure to comply with the terms of this act or any proposed regulations that may be adopted in the future could have a negative impact on our reputation and subject us to significant penalties.

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

Various federal and state laws and regulations significantly limit the retail credit card services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a materially adverse effect on our profitability or further restrict the manner in which we conduct our activities. The CARD Act, which was enacted in May 2009 and together with its implementing rules, became effective in 2010, acts to limit or modify certain credit card practices and require increased disclosures to consumers. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing, imposition of late fees and two-cycle billing. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a materially adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

Our bank subsidiaries are subject to extensive federal and state regulation that may require us to make capital contributions to them, and that may restrict the ability of these subsidiaries to make cash available to us.

Federal and state laws and regulations extensively regulate the operations of WFNB, as well as WFCB. Many of these laws and regulations are intended to maintain the safety and soundness of WFNB and WFCB, and they impose significant restraints on them to which other non-regulated entities are not subject. As a state bank, WFNB is subject to overlapping supervision by the State of Delaware and the FDIC. As an industrial bank, WFCB is subject to overlapping supervision by the FDIC and the State of Utah. WFNB and WFCB must maintain minimum amounts of regulatory capital. If WFNB and WFCB do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. WFNB and WFCB, as institutions insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan loss. If either WFNB or WFCB were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could impair our ability to service our indebtedness. To pay any dividend, WFNB and WFCB must each maintain adequate capital above regulatory guidelines. Accordingly, neither WFNB nor WFCB may be able to make any of its cash or other assets available to us, including servicing our indebtedness.

Index

If our bank subsidiaries fail to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to cease all of our non-banking activities and thus cause a drastic reduction in our profits and revenue.

If either of our depository institution subsidiaries failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates (which exemptions are described below), and if we did not divest such depository institution upon such an occurrence, we would become subject to regulation under the Bank Holding Company Act. This would require us to cease certain of our activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act. One of our depository institution subsidiaries, WFNB, is a Delaware State FDIC-insured bank and a limited-purpose credit card bank located in Delaware. WFNB will not be a “bank” as defined under the Bank Holding Company Act so long as it remains in compliance with the following requirements:

•	it engages only in credit card operations;

•	it does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties;

•	it does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for its extensions of credit;

•	it maintains only one office that accepts deposits; and

•	it does not engage in the business of making commercial loans (except small business loans).

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

If our industrial bank, WFCB, fails to meet the requirements of the FDIC or State of Utah, we may be subject to termination of our industrial  bank.

WFCB, as an industrial bank authorized to do business by the State of Utah and the FDIC, is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan loss. If WFCB fails to meet the requirements of the FDIC or the State of Utah, it may be subject to termination as an industrial bank.

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

As of December 31, 2011, we leased approximately 60 general office properties worldwide, comprised of approximately 2.3 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Plano, Texas	Corporate	96,749	June 29, 2021
Columbus, Ohio	Corporate, Private Label Services and Credit	199,112	November 30, 2017
Toronto, Ontario, Canada	LoyaltyOne	183,014	September 30, 2017
Mississauga, Ontario, Canada	LoyaltyOne	50,908	November 30, 2019
New York, New York	Epsilon	50,648	January 31, 2018
Wakefield, Massachusetts	Epsilon	184,411	December 31, 2020
Irving, Texas	Epsilon	150,232	June 30, 2018
Thornton, Colorado	Epsilon	7,148	July 31, 2013
Lafayette, Colorado	Epsilon	80,132	April 30, 2016
Earth City, Missouri	Epsilon	116,783	December 31, 2014
West Chicago, Illinois	Epsilon	108,438	July 31, 2024
Columbus, Ohio	Private Label Services and Credit	103,161	January 31, 2014
Westerville, Ohio	Private Label Services and Credit	100,800	July 31, 2014
Wilmington, Delaware	Private Label Services and Credit	5,198	November 30, 2020

We believe our current and proposed facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.	Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 4.	Mine Safety Disclosures.

Not applicable.

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “ADS.” The following table sets forth for the periods indicated the high and low composite per share prices as reported by the NYSE.

	High	Low
Year Ended December 31, 2011
First quarter	$86.10	$69.67
Second quarter	97.00	80.31
Third quarter	101.51	80.38
Fourth quarter	107.33	84.91

Year Ended December 31, 2010
First quarter	$68.47	$52.70
Second quarter	78.18	59.12
Third quarter	67.79	53.15
Fourth quarter	71.76	58.58

Holders

As of February 21, 2012, the closing price of our common stock was $119.97 per share, there were 50,043,147 shares of our common stock outstanding, and there were approximately 31 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and future earnings, if any, for use in the operation and the expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant. In addition, under the terms of our credit agreement, we are restricted in the amount of any cash dividends or return of capital, other distribution, payment or delivery of property or cash to our common stockholders.

Issuer Purchases of Equity Securities

On September 13, 2010, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from September 13, 2010 through December 31, 2011. On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012, with each program subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Index

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2011:
October 1-31	388,415	$91.18	386,753	$105.0
November 1-30	178,557	96.12	175,735	88.1
December 1-31	12,448	100.62	10,000	87.1
Total	579,420	$92.91	572,488	$87.1

(1)
During the period represented by the table, 6,932 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)
On September 13, 2010, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from September 13, 2010 through December 31, 2011. On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012, with each program subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

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

The following table provides information as of December 31, 2011 with respect to shares of our common stock that were issued under prior plans that have since expired and are still outstanding and shares of our common stock that may be issued under the 2010 Omnibus Incentive Plan or the Amended and Restated Employee Stock Purchase Plan:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	740,017	$42.87	3,024,722	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	740,017	$42.87	3,024,722

(1)	Includes 591,198 shares available for future issuance under the Amended and Restated Employee Stock Purchase Plan.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2006, with the cumulative total return over the same period of (1) the S&P 500 Index, (2) a peer group of fourteen companies selected by us utilized in our prior Annual Report on Form 10-K, which we will refer to as the Old Peer Group Index, and (3) a new peer group of fifteen companies selected by us, which we will refer to as the New Peer Group Index.

Index

The fourteen companies in the Old Peer Group Index are Acxiom Corporation, American Express Company, Capital One Financial Corporation, Convergys Corporation, Discover Financial Services, DST Systems, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Harte-Hanks, Inc., Limited Brands, Inc., MasterCard, Incorporated, Total Systems Services, Inc. and The Western Union Company.

The New Peer Group Index includes all of the companies in the Old Peer Group Index as well as Equifax, Inc.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2006 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in each of the peer groups are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

	Alliance Data Systems Corporation	S&P 500	Old Peer Group Index	New Peer Group Index
December 31, 2006	$100.00	$100.00	$100.00	$100.00
December 31, 2007	120.04	105.49	93.32	93.22
December 31, 2008	74.48	66.46	49.52	49.99
December 31, 2009	103.39	84.05	83.42	83.24
December 31, 2010	113.70	96.71	90.51	90.48
December 31, 2011	166.22	98.75	108.58	108.32

Our future filings with the SEC may “incorporate information by reference,” including this Form 10-K. Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Index

Item 6.	Selected Financial Data.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following table sets forth our summary historical consolidated financial information for the periods ended and as of the dates indicated. You should read the following historical consolidated financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below is derived from our audited consolidated financial statements. Our consolidated financial statements have been presented with our merchant and utility services businesses and terminated operations of a private label program as discontinued operations. All historical statements have been restated to conform to this presentation.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Income statement data
Total revenue	$3,173,287	$2,791,421	$1,964,341	$2,025,254	$1,962,159
Cost of operations (exclusive of amortization and depreciation disclosed separately below) (1)	1,811,882	1,545,380	1,354,138	1,341,958	1,304,631
Provision for loan loss	300,316	387,822	—	—	—
General and administrative (1)	95,256	85,773	99,823	82,804	80,898
Depreciation and other amortization	70,427	67,806	62,196	68,505	59,688
Amortization of purchased intangibles	82,726	75,420	63,090	67,291	67,323
Gain on acquisition of a business	—	—	(21,227)	—	—
Loss on the sale of assets	—	—	—	1,052	16,045
Merger (reimbursements) costs	—	—	(1,436)	3,053	12,349
Total operating expenses	2,360,607	2,162,201	1,556,584	1,564,663	1,540,934
Operating income	812,680	629,220	407,757	460,591	421,225
Interest expense, net	298,585	318,330	144,811	80,440	69,381
Income from continuing operations before income taxes	514,095	310,890	262,946	380,151	351,844
Provision for income taxes	198,809	115,252	86,227	147,599	137,403
Income from continuing operations	315,286	195,638	176,719	232,552	214,441
Loss from discontinued operations, net of taxes	—	(1,901)	(32,985)	(26,150)	(50,380)
Net income	$315,286	$193,737	$143,734	$206,402	$164,061
Income from continuing operations per share—basic	$6.22	$3.72	$3.17	$3.25	$2.74
Income from continuing operations per share—diluted	$5.45	$3.51	$3.06	$3.16	$2.65
Net income per share—basic	$6.22	$3.69	$2.58	$2.88	$2.09
Net income per share—diluted	$5.45	$3.48	$2.49	$2.80	$2.03
Weighted average shares used in computing per share amounts—basic	50,687	52,534	55,765	71,502	78,403
Weighted average shares used in computing per share amounts—diluted	57,804	55,710	57,706	73,640	80,811

(1)
Included in general and administrative is stock compensation expense of $17.7 million, $22.5 million, $24.3 million, $18.9 million, and $20.7 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively. Included in cost of operations is stock compensation expense of $25.8 million, $27.6 million, $29.3 million, $29.8 million, and $27.6 million, for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

Index

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Adjusted EBITDA (2)
Adjusted EBITDA	$1,009,319	$822,540	$590,077	$655,229	$632,185
Other financial data
Cash flows from operating activities	$1,011,347	$902,709	$358,414	$451,019	$571,521
Cash flows from investing activities	$(1,040,710)	$(340,784)	$(888,022)	$(512,518)	$(694,808)
Cash flows from financing activities	$109,250	$(715,675)	$570,189	$(20,306)	$197,075

Segment Operating data
Private label statements generated	142,064	142,379	130,176	125,197	135,261
Credit sales	$9,636,053	$8,773,436	$7,968,125	$7,242,422	$7,502,947
Average credit card receivables	$4,962,503	$5,025,915	$4,359,625	$3,915,658	$3,909,627
AIR MILES reward miles issued	4,940,364	4,584,384	4,545,774	4,463,181	4,143,000
AIR MILES reward miles redeemed	3,633,921	3,634,821	3,326,307	3,121,799	2,723,524

(2)
See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance sheet data
Credit card receivables, net	$5,197,690	$4,838,354	$616,298	$430,512	$435,380
Redemption settlement assets, restricted	515,838	472,428	574,004	531,594	317,053
Total assets	8,980,249	8,272,152	5,225,667	4,341,989	4,162,395
Deferred revenue	1,226,436	1,221,242	1,146,146	995,634	828,348
Certificates of deposit	1,353,775	859,100	1,465,000	688,900	370,400
Asset-backed securities debt – owed to securitization investors	3,260,287	3,660,142	—	—	—
Long-term and other debt, including current maturities	2,183,474	1,869,772	1,782,352	1,491,275	957,650
Total liabilities	8,804,283	8,249,058	4,952,891	3,794,691	2,965,429
Total stockholders’ equity	175,966	23,094	272,776	547,298	1,196,966

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, on-line, catalog, mail, telephone and email, and emerging channels such as mobile and social media. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as companies shift marketing resources away from traditional mass marketing toward highly targeted marketing programs that provide measurable returns on marketing investments. We operate in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit.

LoyaltyOne. The LoyaltyOne segment generates revenue primarily from our coalition loyalty program, the AIR MILES Reward Program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.

In our AIR MILES Reward Program, we primarily collect fees from our clients based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. All of the fees collected for AIR MILES reward miles issued are deferred and recognized over time.

AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of LoyaltyOne’s revenue and indicators of the success of the program. These two drivers are also important in the revenue recognition process.

•
AIR MILES reward miles issued: The number of AIR MILES reward miles issued reflects the buying activity of the collectors at our participating sponsors, who pay us a fee per AIR MILES reward mile issued. The fees collected from sponsors for the issuance of AIR MILES reward miles represent future revenue and earnings for us. The service element consists of marketing and administrative services. Revenue related to the service element is determined in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile, or a period of 42 months, beginning with the issuance of the AIR MILES reward mile and ending upon its expected redemption. With the adoption of ASU 2009-13, the residual method will no longer be utilized for new sponsor agreements entered into on or after January 1, 2011 or existing sponsor agreements that are materially modified subsequent to that date; for these agreements, we measure the service element at its estimated selling price.

•
AIR MILES reward miles redeemed: Redemptions show that collectors are redeeming AIR MILES reward miles to collect the rewards that are offered through our programs, which is an indicator of the success of the program. We recognize revenue from the redemptions of AIR MILES reward miles by collectors. The revenue related to the redemption element is based on the estimated fair value and is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that we estimate will go unused by the collector base or “breakage.” We currently estimate breakage to be 28% of AIR MILES reward miles issued. See Note 12, “Deferred Revenue,” of the Notes to Consolidated Financial Statements for additional information. There have been no changes to management’s estimate of the life of an AIR MILES reward mile in the periods presented.

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

In the fourth quarter of 2010, the AIR MILES Reward Program implemented a policy for the expiration of inactive accounts, cancelling the AIR MILES reward miles in the collector’s account or closing such accounts when no AIR MILES reward miles are collected, redeemed or transferred for 24 consecutive months. In the fourth quarter of 2011, the AIR MILES Reward Program implemented an expiry policy, such that all existing and future AIR MILES reward miles will have an expiry of five years, effective from December 31, 2011. The activation of these policies has no impact on the related amount of revenue or deferred revenue recognized.

Index

The estimated life of an AIR MILES reward mile and breakage are actively monitored and subject to external influences that may cause actual performance to differ from estimates.

We also announced, during the fourth quarter of 2011, a new program option called AIR MILES Cash for AIR MILES reward miles. Collectors will have the ability to allocate some or all of their future AIR MILES reward miles collected into the AIR MILES Cash program. Collectors will not have the ability to transfer AIR MILES reward miles between the two programs. AIR MILES Cash will enable collectors to instantly redeem their AIR MILES reward miles at participating sponsors, beginning in March 2012. Since the AIR MILES reward miles will be issued and redeemed in a separate pool, the estimated life of an AIR MILES reward mile in the AIR MILES Cash program and related breakage will be determined separately from our historical pool of AIR MILES reward miles. Our current expectation is that the estimated life of an AIR MILES Cash reward mile will be relatively short. We do not expect to recognize any breakage associated with AIR MILES Cash until we have sufficient evidence to make the assessment.

Epsilon. The Epsilon segment is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Services include strategic consulting, customer database technologies, loyalty management, proprietary data, predictive modeling and a full range of direct and digital agency services.

Private Label Services and Credit. The Private Label Services and Credit segment provides risk management solutions, account origination, funding services, transaction processing, customer care and collection services for our more than 100 private label retail and co-branded credit card programs. Private Label Services and Credit primarily generates revenue from finance charges and late fees as well as other servicing fees. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers. Additionally, economic trends can impact this segment.

Private label credit sales and average credit card receivables are the two primary drivers of revenue for this segment.

•
Private Label Credit Sales: This represents the dollar value of private label credit card sales that occur at our clients’ point of sale terminals or through catalogs or web sites. Generally, we are paid a percentage of these sales, referred to as merchant discount, from the retailers that utilize our program. Increases in private label credit sales typically lead to higher portfolio balances as cardholders finance their purchases through our credit card banks.

•
Average Credit Card Receivables: This represents the average balance of outstanding receivables from our cardholders at the beginning of each month during the period in question. Customers are assessed a finance charge based on their outstanding balance at the end of a billing cycle. There are many factors that impact the outstanding balances, such as payment rates, charge-offs, recoveries and delinquencies. Management actively monitors all of these factors.

Corporate/Other. This includes corporate overhead which is not allocated to our segments, as well as all other immaterial businesses.

Year in Review Highlights

LoyaltyOne

Revenue increased 5.7% to $844.8 million and adjusted EBITDA increased 6.1% to $217.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. A stronger Canadian dollar benefitted the year ended December 31, 2011 as the average foreign currency exchange rate for the year ended December 31, 2011 was $1.01 as compared to $0.97 in the same prior year period, which added $34.7 million and $9.6 million to revenue and adjusted EBITDA, respectively.

During the year ended December 31, 2011, LoyaltyOne completed significant renewals with several of our key sponsors in our AIR MILES Reward Program, including Sobey’s, The Jean Coutu Group and Metro Ontario, Inc. In 2011, we also signed new sponsor agreements with The Children’s Place, Zale Canada, Nova Scotia Liquor Corporation and Netflix, Inc. to participate as sponsors in the AIR MILES Reward Program.

AIR MILES reward miles issued during the year ended December 31, 2011 increased 7.8% compared to the prior year due to positive growth in consumer credit card spending, as well as increased promotional activity in the gas and grocer sectors.

Index

AIR MILES reward miles redeemed during the year ended December 31, 2011 were flat as compared to the prior year, as recent modifications implemented in the AIR MILES Reward Program, which were completed during 2011 in the ordinary course to manage the program and in advance of announcing a new instant reward program for 2012, dampened redemptions. During the fourth quarter of 2011, we announced a new program option to issue AIR MILES reward miles called AIR MILES Cash to which collectors, beginning in the first quarter of 2012, will have the ability to allocate some or all of their AIR MILES reward miles collected. AIR MILES Cash will enable collectors to instantly redeem AIR MILES reward miles towards many every day purchases like gas, grocery and drug store items and home improvement purchases at participating sponsors, beginning in March 2012. We expect that profitability to LoyaltyOne for AIR MILES Cash will result from the pricing of the redemptions or gross margin rather than from breakage. We do not expect to record breakage related to AIR MILES Cash in 2012 and expect the average life for AIR MILES reward miles issued in the AIR MILES Cash program to be relatively short. We do not expect the implementation of AIR MILES Cash to have a significant impact to our critical accounting estimates for the existing AIR MILES Reward Program for 2012.

During 2011, we increased our investment in CBSM-Companhia Brasileira De Servicos De Marketing, operator of the dotz coalition loyalty program in Brazil, to 37%. In May 2011, CBSM signed a multi-year agreement with Banco do Brasil and in September 2011, through its relationship with Banco do Brasil, expanded the dotz coalition loyalty program across Brazil. Additionally, in September 2011, the program expanded into Brasilia, the nation’s capital, which represents a significant population demographic, allowing continued growth in attracting both new sponsors and program members. We expect to accelerate entry into new regions in Brazil during 2012. We also invested approximately $3.6 million to obtain a 26% ownership in Direxions Global Solutions Private Ltd., a leading loyalty, CRM solutions and data analytics provider in India. During the year ended December 31, 2011, we invested an aggregate of $18.0 million in international ventures. We expect to incur losses of approximately $15 million associated with international activities in 2012.

Epsilon

Revenue increased 38.1% to $847.1 million and adjusted EBITDA increased 28.3% to $195.4 million for the year ended December 31, 2011 as compared to the prior year, driven by strong organic growth as well as the acquisition of Aspen in May 2011.

During the year ended December 31, 2011, Epsilon announced signings with Norwegian Cruise Line to manage and host their consumer database, and provide analytics and marketing strategy support, and a multi-year renewal and expansion agreement with Helzberg Diamonds to optimize and continue to support their multi-channel direct marketing efforts. In August 2011, Epsilon announced its partnership with Kellogg to help enhance Kellogg’s CRM activities and further increase customer engagement. In November 2011, we announced that 21st Century Insurance has enlisted Epsilon as their provider of compiled data to further enhance their marketing efforts. In December 2011, we signed a new multi-year agreement with Prestige Cruise Holdings to provide a full suite of database marketing services.

On March 30, 2011, an incident was detected where a subset of Epsilon clients’ customer data was exposed by an unauthorized entry into Epsilon’s email system. The information obtained was limited to email addresses and/or customer names only. Client marketing campaigns were restarted and Epsilon’s email volumes have not been, and are not expected to be, significantly impacted. While Epsilon has historically adhered to industry best practices with respect to the security and procedures surrounding access to its email system, Epsilon continues to evaluate and implement enhanced security measures and procedures as the threats inherent in the cyber landscape evolve. We have also not incurred, and do not expect we will incur, any significant costs arising from the incident.

As previously discussed, on May 31, 2011, we acquired Aspen, which specializes in a full range of digital and direct marketing services, including the use of advanced analytics to perform data-driven customer acquisition and retention campaigns. Aspen is also a leading provider of marketing agency services, with expertise in the automotive and telecommunications industries. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a talented team of marketing professionals.

Private Label Services and Credit

Revenue increased 7.4% to $1.5 billion and adjusted EBITDA increased 28.0% to $678.3 million for the year ended December 31, 2011 as compared to the prior year, driven by improvements in gross yield due to program changes made throughout 2010, and improvements in the provision for loan loss due to improving trends in credit quality.

In 2011, we announced the signing of a new, long-term agreement to provide private label credit card services to J.Jill, a leading multichannel fashion retailer of women’s apparel, accessories and footwear, and purchased their existing private label credit card portfolio for $42.7 million. We signed a new long-term agreement to provide private label and co-branded credit card services for Marathon Petroleum Corporation and in November 2011, closed on the purchase of their existing private label credit card portfolio for $25.9 million.

We also announced that we signed a new agreement to provide end-to-end private label credit card services for Pier 1 Imports and to acquire their existing credit card portfolio. We expect the closing of the Pier 1 portfolio to be in the first quarter of 2012. In addition, we signed a new multi-year agreement with The Bon-Ton Stores, Inc. to provide end-to-end credit card services. We expect to acquire their existing credit card portfolio in the second quarter of 2012.

Index

Additionally, we signed new long-term agreements to provide credit card services with Sycle, LLC, Petland and Christopher & Banks, Inc. We also signed long-term extension agreements with Victoria’s Secret, a subsidiary of Limited Brands, Inc., J.Crew, The RoomPlace and Express, Inc. providing for the continuation of credit, loyalty and multi-channel marketing services.

During 2011, credit trends improved. In the fourth quarter of 2011, average credit card receivables increased 3.1% as compared to the fourth quarter of 2010. Ending credit card receivables increased 5.8% from December 31, 2010, which we expect to provide positive momentum for 2012. Credit sales accelerated each quarter as 2011 progressed, with the year ended December 31, 2011 increasing 9.8% as compared to the prior year as credit card holders continue to be actively engaged. Delinquency rates improved to 4.4% of principal receivables at December 31, 2011, down from 5.4% at December 31, 2010. The principal charge-off rate was 6.9% for the year ended December 31, 2011, representing a 200 basis point improvement over the prior year. We expect to continue to see improvement in portfolio credit quality in 2012.

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

Allowance for loan loss. We maintain an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card receivables. The allowance for loan loss covers forecasted uncollectable principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for adequacy. In estimating the allowance for principal loan losses, we utilize a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. In determining the proper level of the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The allowance is maintained through an adjustment to the provision for loan loss. Charge-offs of principal amounts, net of recoveries, are deducted from the allowance. In estimating the allowance for uncollectable unpaid interest and fees, we utilize historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net.

If management used different assumptions in estimating incurred net losses, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in management’s estimate of incurred net loan losses could have resulted in a change of approximately $57 million in the allowance for loan loss at December 31, 2011, with a corresponding change in the provision for loan loss.

AIR MILES Reward Program. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received based on issuance is deferred. We allocate the proceeds from issuances of AIR MILES reward miles into two components as follows:

•
Redemption element. The redemption element is the larger of the two components. Revenue related to the redemption element is based on the estimated fair value. For this component, we recognize revenue at the time an AIR MILES reward mile is redeemed, or for those AIR MILES reward miles that we estimate will go unredeemed by the collector base, known as “breakage,” over the estimated life of an AIR MILES reward mile.

•
Service element. For this component, which consists of marketing and administrative services, revenue is determined in accordance with ASU 2009-13. It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method will no longer be utilized for new sponsor agreements entered into on or after January 1, 2011 or existing sponsor agreements that are materially modified subsequent to that date; for these agreements, we measure the service element at its estimated selling price.

Under certain of our contracts, a portion of the proceeds is paid to us upon the issuance of AIR MILES reward miles and a portion is paid at the time of redemption and therefore, we do not have a redemption obligation related to these contracts. Revenue is recognized at the time of redemption. Under such contracts, the proceeds received at issuance are initially deferred as service revenue and revenue is recognized pro rata over the estimated life of an AIR MILES reward mile. Amounts for revenue related to the redemption element and service element are recorded in redemption revenue and transaction revenue, respectively, in the consolidated statements of income.

Index

The amount of revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile is 42 months and the breakage rate is 28%.

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

As of December 31, 2011, we had $1.2 billion in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 12, “Deferred Revenue,” of the Notes to Consolidated Financial Statements.

Stock-based compensation. We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. All share-based payment awards are amortized on a straight-line basis over the awards’ requisite service periods, which are generally the vesting periods. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In 2010, we revised our estimated annual forfeiture rate from 8% to 5% as actual forfeitures were less than anticipated and recognized an additional $5.9 million in stock-based compensation expense for the year ended December 31, 2010. See Note 14, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for further information regarding the application of ASC 718.

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

Recent Accounting Pronouncements

See “Recently Issued Accounting Standards” under Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2011 and certain accounting standards which we have not yet been required to adopt and may be applicable to our future financial condition, results of operations or cash flow.

Legislative and Regulatory Developments

On April 7, 2010, the SEC proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our credit card securitization program. On July 26, 2011, the SEC re-proposed certain rules relating to the registrant and transaction requirements for the shelf registration of asset-backed securities. If the revised rules for asset-backed securities are adopted in their current form, issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities. The SEC also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts relied on in our credit card securitization program to avoid registration as investment companies. The form that these rules may ultimately take is uncertain at this time, but such rules may impact our ability or desire to issue asset-backed securities in the future.

Index

On March 30, 2011, the SEC, the FDIC, the Federal Reserve and certain other banking regulators proposed regulations that would mandate a five percent risk retention requirement for securitizations. We cannot predict at this time whether our existing credit card securitization programs will satisfy the new regulatory requirements or whether structural changes to those programs will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.

During the third quarter of 2010, our credit card bank subsidiary, World Financial Network National Bank, changed its location to Wilmington, Delaware and, during the third quarter of 2011, converted from a national banking association and limited purpose credit card bank to a Delaware State FDIC-insured bank and limited purpose credit card bank and changed its name to World Financial Network Bank. The location change was accomplished through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. None of the bank’s assets, liabilities or contemplated business purposes changed as a result of this merger. WFNB is regulated, supervised and examined by the State of Delaware and the FDIC. As a result, agreements previously entered into with, or required by, the Office of the OCC were also terminated.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Income from continuing operations	$315,286	$195,638	$176,719	$232,552	$214,441
Stock compensation expense	43,486	50,094	53,612	48,734	48,311
Provision for income taxes	198,809	115,252	86,227	147,599	137,403
Interest expense, net	298,585	318,330	144,811	80,440	69,381
Loss on the sale of assets	—	—	—	1,052	16,045
Merger and other costs (1)	—	—	3,422	9,056	19,593
Depreciation and other amortization	70,427	67,806	62,196	68,505	59,688
Amortization of purchased intangibles	82,726	75,420	63,090	67,291	67,323
Adjusted EBITDA	$1,009,319	$822,540	$590,077	$655,229	$632,185

(1)
Represents investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Index

Results of Continuing Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Revenue:
LoyaltyOne	$844,774	$799,534	$45,240	5.7%
Epsilon	847,136	613,374	233,762	38.1
Private Label Services and Credit	1,488,998	1,386,274	102,724	7.4
Corporate/Other	1,136	1,866	(730)	(39.1)
Eliminations	(8,757)	(9,627)	870	nm *
Total	$3,173,287	$2,791,421	$381,866	13.7%
Adjusted EBITDA (1):
LoyaltyOne	$217,083	$204,554	$12,529	6.1%
Epsilon	195,397	152,304	43,093	28.3
Private Label Services and Credit	678,334	530,021	148,313	28.0
Corporate/Other	(76,407)	(57,875)	(18,532)	32.0
Eliminations	(5,088)	(6,464)	1,376	nm *
Total	$1,009,319	$822,540	$186,779	22.7%
Stock compensation expense:
LoyaltyOne	$7,202	$10,266	$(3,064)	(29.8)%
Epsilon	11,816	9,481	2,335	24.6
Private Label Services and Credit	6,748	7,861	(1,113)	(14.2)
Corporate/Other	17,720	22,486	(4,766)	(21.2)
Total	$43,486	$50,094	$(6,608)	(13.2)%
Depreciation and amortization:
LoyaltyOne	$20,253	$23,823	$(3,570)	(15.0)%
Epsilon	90,111	77,743	12,368	15.9
Private Label Services and Credit	35,480	35,164	316	0.9
Corporate/Other	7,309	6,496	813	12.5
Total	$153,153	$143,226	$9,927	6.9%
Operating income from continuing operations:
LoyaltyOne	$189,628	$170,465	$19,163	11.2%
Epsilon	93,470	65,080	28,390	43.6
Private Label Services and Credit	636,106	486,996	149,110	30.6
Corporate/Other	(101,436)	(86,857)	(14,579)	16.8
Eliminations	(5,088)	(6,464)	1,376	nm *
Total	$812,680	$629,220	$183,460	29.2%
Adjusted EBITDA margin (2):
LoyaltyOne	25.7%	25.6%	0.1%
Epsilon	23.1	24.8	(1.7)
Private Label Services and Credit	45.6	38.2	7.4
Total	31.8%	29.5%	2.3%
Segment operating data:
Private label statements generated	142,064	142,379	(315)	(0.2)%
Credit sales	$9,636,053	$8,773,436	$862,617	9.8%
Average credit card receivables	$4,962,503	$5,025,915	$(63,412)	(1.3)%
AIR MILES reward miles issued	4,940,364	4,584,384	355,980	7.8%
AIR MILES reward miles redeemed	3,633,921	3,634,821	(900)	—%

(1)
Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization and amortization of purchased intangibles. For a reconciliation of adjusted EBITDA to income from continuing operations, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

(2)
Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

*	not meaningful.

Index

Consolidated Operating Results:

Revenue. Total revenue increased $381.9 million, or 13.7%, to $3.2 billion for the year ended December 31, 2011 from $2.8 billion for the year ended December 31, 2010. The net increase was due to the following:

•	Transaction. Revenue increased $4.9 million, or 1.7%, to $290.6 million for the year ended December 31, 2011 due to the following:

▪
AIR MILES reward mile issuance fees, for which we provide marketing and administrative services, increased $20.6 million. Of this increase, $7.3 million was attributable to an increase in the Canadian foreign currency exchange rate, and $13.3 million was attributable to increases in AIR MILES reward miles issued over the past several quarters.

▪	Servicing fees decreased $15.7 million primarily due to a decline in merchant fees of $20.3 million due to increased profit sharing and royalty payments to certain private label services and credit clients.

•
Redemption. Revenue increased $28.9 million, or 5.3%, to $572.5 million for the year ended December 31, 2011. A favorable foreign currency exchange rate contributed $23.8 million, supplemented by higher breakage revenue attributable to the increase in AIR MILES reward miles issued.

•
Finance charges, net. Revenue increased $117.6 million, or 9.2%, to $1.4 billion for the year ended December 31, 2011. This increase was driven by improvement in our gross yield of 270 basis points, offset in part by a 1.3% decline in average credit card receivables as a result of higher payment rates. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010.

•
Database marketing fees and direct marketing. Revenue increased $204.0 million, or 33.9%, to $806.5 million for the year ended December 31, 2011. The increase in revenue was driven by our acquisitions of Aspen in 2011 and the Direct Marketing Services and Database Marketing divisions of Equifax, Inc., collectively referred to as DMS, in 2010 as well as double digit growth in our marketing technology division. Marketing technology continues to build from recent client signings and expansion of services to existing clients with revenue increasing $58.8 million, or 16.2%. The Aspen acquisition contributed $135.8 million to database marketing fees and direct marketing revenue and, within our targeting sector, the DMS acquisition added $19.2 million to revenue.

•
Other revenue. Revenue increased $26.5 million, or 35.3%, to $101.7 million for the year ended December 31, 2011, due to the Aspen acquisition, which added $26.8 million in revenue associated with strategic consulting initiatives.

Cost of operations. Cost of operations increased $266.5 million, or 17.2%, to $1.8 billion for the year ended December 31, 2011 as compared to $1.5 billion for the year ended December 31, 2010. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations increased $29.6 million, of which $25.3 million relates to the increase in the foreign currency exchange rate to $1.01 for the year ended December 31, 2011 from $0.97 for the year ended December 31, 2010. Excluding the impact of foreign currency exchange, cost of operations increased $4.3 million due to increases in costs associated with our international initiatives in 2011, offset in part by certain gains in securities realized in 2010 but not in 2011.

•
Within the Epsilon segment, cost of operations increased $193.0 million due to the Aspen and DMS acquisitions, which added $137.1 million and $15.0 million to cost of operations, respectively. Excluding these acquisitions, cost of operations increased $40.9 million, which was associated with the growth of the marketing technology business where payroll related costs increased $43.5 million.

•
Within the Private Label Services and Credit segment, cost of operations increased by $40.8 million from increases in payroll and benefits of $17.0 million resulting from growth and an increase in incentive compensation due to over-performance of the segment. Credit card expenses, including marketing and collection fees and other costs increased $11.3 million and $2.9 million, respectively, due to an increase in credit sales and volumes.

Provision for loan loss. Provision for loan loss decreased $87.5 million, or 22.6%, to $300.3 million for the year ended December 31, 2011 as compared to $387.8 million for the year ended December 31, 2010. The provision was impacted by both a decline in the rate and volume of credit card receivables. Average credit card receivables declined 1.3% as a result of higher payment rates. Additionally, the net charge-off rate improved 200 basis points to 6.9% for the year ended December 31, 2011 as compared to 8.9% for 2010. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.4% of principal credit card receivables at December 31, 2011 from 5.4% at December 31, 2010.

Index

General and administrative. General and administrative expenses increased $9.5 million, or 11.1%, to $95.3 million for the year ended December 31, 2011 as compared to $85.8 million for the year ended December 31, 2010. The increase was driven by higher medical and benefit costs and incentive compensation due to company performance.

Depreciation and other amortization. Depreciation and other amortization increased $2.6 million, or 3.9%, to $70.4 million for the year ended December 31, 2011 as compared to $67.8 million for the year ended December 31, 2010 due to additional capital expenditures and the Aspen acquisition.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $7.3 million, or 9.7%, to $82.7 million for the year ended December 31, 2011 as compared to $75.4 million for the year ended December 31, 2010. The increase relates to $13.4 million and $5.3 million of amortization associated with the intangible assets acquired in the Aspen and DMS acquisitions, respectively, offset in part by certain fully amortized intangible assets at Epsilon.

Interest expense. Total interest expense, net decreased $19.7 million, or 6.2%, to $298.6 million for the year ended December 31, 2011 from $318.3 million for the year ended December 31, 2010. The decrease was due to the following:

•
Securitization funding costs. Securitization funding costs decreased $28.4 million to $126.7 million primarily as a result of changes in the valuation in our interest rate swaps. In the year ended December 31, 2011, we incurred a gain of $31.7 million in the valuation of our interest rate swaps as compared to a gain of $8.7 million in the prior year, which resulted in a net benefit of $23.0 million from the valuation of our interest rate swaps. Interest on asset-backed securities debt decreased $9.8 million due to lower average borrowings for 2011 versus the prior year.

•
Interest expense on certificates of deposit. Interest on certificates of deposit decreased $6.4 million to $23.1 million due to lower average rates and lower average borrowings for the year ended December 31, 2011 as compared to the prior year.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $15.0 million to $148.8 million due to a $7.7 million increase in the amortization of imputed interest associated with the convertible senior notes as compared to the prior year, an increase in amortization of debt issuance costs of $4.0 million, in part due to a $2.6 million write-off of unamortized debt costs associated with the early extinguishment of term loans, and increased borrowings associated in part with the Aspen acquisition.

Taxes. Income tax expense increased $83.5 million to $198.8 million for the year ended December 31, 2011 from $115.3 million for 2010 due to an increase in taxable income. The effective tax rate increased to 38.7% for the year ended December 31, 2011 as compared to 37.1% for the year ended December 31, 2010. In comparing our year-over-year effective tax rate, the 2011 effective rate increase was due to the write-off of certain deferred tax assets where the realization of such deferred tax assets was determined not to meet the more likely than not threshold. In addition, in 2010, we benefitted from the release of a previously recorded uncertain tax position related to a federal capital loss carryforward.

Loss from discontinued operations, net of taxes. There was no loss from discontinued operations for the year ended December 31, 2011. The $1.9 million loss recognized in the year ended December 31, 2010 was due to additional expense related to the terminated operations of our credit program for web and catalog retailer VENUE.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $381.9 million, or 13.7%, to $3.2 billion for the year ended December 31, 2011 from $2.8 billion for the year ended December 31, 2010. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $45.2 million, or 5.7%, to $844.8 million for the year ended December 31, 2011. Revenue benefited from a favorable foreign currency exchange rate, which represented $34.7 million of the increase. In Canadian dollars, revenue for the AIR MILES Reward Program increased CAD $12.8 million, or 1.6%. Revenue from issuance fees, for which we provide marketing and administrative services, increased CAD $13.3 million due to increases in the total number of AIR MILES reward miles issued. Redemption revenue increased a net CAD $6.8 million, or 1.2%. Although AIR MILES reward miles redeemed were flat, issuance growth over the past several quarters has increased revenue associated with breakage. These increases were offset by (1) a decline in investment revenue of CAD $4.5 million due to lower interest earned on investments and (2) a decrease in other consulting revenue.

•
Epsilon. Revenue increased $233.8 million, or 38.1%, to $847.1 million for the year ended December 31, 2011. Marketing technology revenue continues to build from client signings in 2010 and 2011 and the expansion of services to new and existing clients, growing $58.8 million, or 16.2%. Additionally, the Aspen and DMS acquisitions added $162.6 million and $19.3 million to revenue, respectively.

Index

•
Private Label Services and Credit. Revenue increased $102.7 million, or 7.4%, to $1.5 billion for the year ended December 30, 2011. Finance charges and late fees increased by $117.6 million driven by an increase in our gross yield of 270 basis points, offset in part by a 1.3% decline in average credit card receivables. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010, which positively impacted our gross yield for the year ended December 31, 2011. This increase was partially offset by a $15.0 million reduction in transaction revenue as a result of lower merchant fees.

•	Corporate/Other. Revenue decreased slightly to $1.1 million for the year ended December 31, 2011, as we are currently earning a nominal amount of revenue related to sublease agreements.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles and adjusted EBITDA margin is adjusted EBITDA divided by revenue. Adjusted EBITDA increased $186.8 million, or 22.7%, to $1.0 billion for the year ended December 31, 2011 from $822.5 million for the year ended December 31, 2010. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $12.5 million, or 6.1%, to $217.1 million for the year ended December 31, 2011, helped by a favorable foreign currency exchange rate, which added $9.6 million to adjusted EBITDA. Adjusted EBITDA in local currency (CAD) for the AIR MILES Reward Program increased CAD $9.3 million, or 4.2%, with adjusted EBITDA margin increasing to 25.7% from 25.6%. Adjusted EBITDA benefited from the growth in AIR MILES reward miles issued and increased margins on redemptions, which were offset by both the runoff of amortized revenue and increases in international expansion costs.

•
Epsilon. Adjusted EBITDA increased $43.1 million, or 28.3%, to $195.4 million for the year ended December 31, 2011. Adjusted EDITDA was positively impacted by double digit growth in our strategic database business and the Aspen acquisition, which added $23.2 million to adjusted EBITDA. Adjusted EBITDA margin decreased to 23.1% for the year ended December 31, 2011 from 24.8% for the prior year due to a shift in revenue mix attributable to the Aspen acquisition.

•
Private Label Services and Credit. Adjusted EBITDA increased $148.3 million, or 28.0%, to $678.3 million for the year ended December 31, 2011 and adjusted EBITDA margin increased to 45.6% for the year ended December 31, 2011 compared to 38.2% for the prior year. Adjusted EBITDA was positively impacted by the increase in our gross yield as described above and a decline in the provision for loan loss. The net charge-off rate for the year ended December 31, 2011 was 6.9% as compared to 8.9% in 2010. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.4% of principal credit card receivables at December 31, 2011 from 5.4% at December 31, 2010.

•
Corporate/Other. Adjusted EBITDA decreased $18.5 million to a loss of $76.4 million for the year ended December 31, 2011 related to increases in medical and benefit costs, incentive compensation and legal and consulting costs.

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

(1)
Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization and amortization of purchased intangibles. For a reconciliation of adjusted EBITDA to income from continuing operations, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

(2)
Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

*	not meaningful.

Index

Consolidated Operating Results:

Revenue. Total revenue increased $827.1 million, or 42.1%, to $2.8 billion for the year ended December 31, 2010 from $2.0 billion for 2009. The increase was due to the following:

•	Transaction. Revenue decreased $89.7 million, or 23.9%, to $285.7 million for the year ended December 31, 2010 due to the following factors:

▪
elimination of servicing fees of $73.2 million from the WFN Trusts and the WFC Trust, as a result of the adoption of ASC 860, “Transfers and Servicing,” and ASC 810, “Consolidation.” In its capacity as a servicer, each of our respective banks earned a fee from the WFN Trusts and the WFC Trust, to service and administer its receivables, collect payments, and charge-off uncollectible receivables. Upon consolidation of the WFN Trusts and the WFC Trust, this fee was eliminated;

▪
a decrease in merchant fees, which are transaction fees charged to the retailer, of $41.3 million attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from our deferred programs, offset in part by debt cancellation premiums received from our credit cardholders, which increased revenue by $18.1 million due to higher volumes; and

▪	a decline in transition services revenue of $19.1 million from agreements associated with the acquirers of our merchant services and utility services businesses, which were no longer in place in 2010.

These decreases were offset in part by increased AIR MILES reward mile issuance fees of $27.1 million due to a favorable foreign currency exchange rate and growth in our AIR MILES reward miles issued. Our issuance fees, which consist of marketing and administrative services, are recognized pro rata over the estimated life of an AIR MILES reward mile. The average foreign currency exchange rate for 2010 increased to $0.97 as compared to $0.88 in 2009.

•	Redemption. Revenue increased $48.0 million, or 9.7%, to $543.6 million for the year ended December 31, 2010, which was impacted by a favorable foreign currency rate, contributing $50.3 million. Redemption revenue in local currency (Canadian dollars) decreased approximately CAD $2.3 million. Redemption revenue was negatively impacted by a net decline in the run-off of deferred revenue of $25.4 million related to the conversion of a certain split-fee to non-split fee program. This decrease was offset by an increase in redemption revenue, consistent with a 9.3% increase in AIR MILES reward miles redeemed.

•
Securitization income.  Securitization income decreased $430.8 million. Upon adoption of ASC 860 and ASC 810 and the consolidation of the WFN Trusts and the WFC Trust, securitization income is no longer reflected. Amounts that were previously included in this financial statement line item in 2009 are now reflected in finance charges, net in our consolidated statements of income in 2010.

•
Finance charges, net.  Revenue increased $1.2 billion to $1.3 billion for the year ended December 31, 2010. On a conformed presentation, adjusting 2009 securitization income for securitization funding costs and credit losses, revenue increased $233.7 million for the year ended December 31, 2010. The increase was a result of growth in average credit card receivable balances of 15.3% and an increase in our gross yield from 2009 of 70 basis points. The increase in gross yield was primarily driven by the change in terms to certain of our credit cardholder agreements that we made in February 2010 in anticipation of higher operating costs attributable to the CARD Act. However, our gross yield was negatively impacted by the Federal Reserve Board guidelines on late fees that can be charged by financial institutions, which became effective August 22, 2010. The initial implementation of the new guidelines lowered our average late fee for a portion of the latter half of 2010. In response, we raised minimum payments and modified late fee structures to mitigate the impact for 2011.

•
Database marketing fees and direct marketing.Revenue increased $98.0 million, or 19.4%, to $602.5 million for the year ended December 31, 2010. The database/digital businesses continued to build from recent client signings and expansion of services to existing clients, which increased approximately 18% for the year ended December 31, 2010. Our catalog business has shown positive trends for 2010 as compared to 2009. Our large catalog coalition database, Abacus, achieved solid revenue growth of approximately 13% for the year ended December 31, 2010. The data sector continued to show positive momentum. Additionally, the recent DMS acquisition added $26.8 million in revenue for the year ended December 31, 2010.

•
Other revenue.Revenue decreased $11.2 million, or 13.0%, to $75.1 million for the year ended December 31, 2010 due to (1) the inclusion of revenue in 2009 from the sale of our MasterCard Incorporated class B stock, (2) the elimination of investment revenue in 2010 of $6.5 million from investments held by LoyaltyOne in the WFN Trusts due to their consolidation upon adoption of ASC 860 and ASC 810, and (3) approximately $6.0 million in revenue in 2009 from the sale of certain licenses in conjunction with an outsourcing agreement. These decreases were offset in part by additional consulting revenue at LoyaltyOne during 2010.

Index

Cost of operations. Cost of operations increased $191.2 million, or 14.1%, to $1.5 billion for the year ended December 31, 2010. The increase was driven by the following:

•
increases in the cost of redemptions for the AIR MILES Reward Program of $54.9 million, driven by the increase in average foreign currency exchange rates of $37.9 million and an increase in AIR MILES reward miles redeemed;

•
higher payroll and benefit costs at Epsilon of $47.9 million and Private Label Services and Credit of $26.5 million, respectively, due to the DMS acquisition, the addition of a customer call center with the Charming Shoppes’ acquisition, and to support overall growth;

•	increased data processing costs at Epsilon of $12.7 million from new database builds coming online and the assumption of expenses related to the DMS acquisition; and

•	credit card related expenses including marketing and postage rose $30.9 million in 2010 as compared to 2009 due to higher volumes and costs associated with changes in cardholder terms.

General and administrative. General and administrative expenses decreased $14.1 million, or 14.1%, to $85.8 million for the year ended December 31, 2010. The decrease was driven by a decline in medical and benefit costs for the year ended December 31, 2010 as compared to 2009, and by $6.0 million in costs associated with the sale of certain licenses incurred in the third quarter of 2009.

Provision for loan loss. Provision for loan loss was $387.8 million for the year ended December 31, 2010. In 2009, net losses were netted against securitization income. On a conformed presentation, the 2010 provision for loan loss decreased $16.6 million, or 4.0%, as compared to net losses of $404.4 million for 2009. The decrease was the result of continued declines in the loss rate, which reflected the continued improvement in credit quality of the credit card receivables in 2010.

Depreciation and other amortization. Depreciation and other amortization increased $5.6 million, or 9.0%, to $67.8 million for the year ended December 31, 2010 due to additional capital expenditures including internally developed software projects placed in service during the second half of 2009 and during 2010.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $12.3 million, or 19.5%, to $75.4 million for the year ended December 31, 2010. The increase was primarily related to the amortization of $7.1 million associated with the intangible assets acquired in the Charming Shoppes’ acquisition in October 2009 and $5.9 million associated with the intangible assets acquired in the DMS acquisition in July 2010.

Interest expense. Total interest expense, net increased $173.5 million, or 119.8%, to $318.3 million for the year ended December 31, 2010 from $144.8 million for 2009. The increase was due to the following:

•
Securitization funding costs. Securitization funding costs were $155.1 million for the year ended December 31, 2010. In 2009, these costs were netted against securitization income and totaled $143.9 million. In 2010, with the consolidation of the WFN Trusts and the WFC Trust, amounts are reflected as an expense. The increase in these costs from 2009 relates to increased borrowings due to growth in the portfolio and the amortization of securitization fees, offset in part by favorable changes in the valuation of our interest rate swaps.

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

Taxes. Income tax expense increased $29.1 million to $115.3 million for the year ended December 31, 2010 from $86.2 million for 2009 due to an increase in taxable income combined with an increase in our effective tax rate to 37.1% for the year ended December 31, 2010 from 32.8% for the year ended December 31, 2009. In comparing our year-over-year effective tax rate, the 2010 effective rate increase was primarily related to certain tax benefits recognized in 2009. During the year ended December 31, 2009, we recognized a $9.3 million tax benefit related to a foreign tax credit, a $21.2 million non-taxable gain on business acquisition and an $11.7 million tax benefit related to the reversal of previously established tax reserves to cover various uncertain tax positions, including the potential impact related to the timing of certain taxable income recognition. These tax benefits were partially offset by $7.4 million tax expense resulting from enacted Ontario tax laws reducing the Ontario tax rate in December 2009.

Index

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes for the year ended December 31, 2010 was $1.9 million as compared to $33.0 million in 2009. The loss recognized in the year ended December 31, 2010 was due to additional expense related to the terminated operations of our credit program for web and catalog retailer VENUE. Loss from discontinued operations, net of taxes, of $33.0 million in the year ended December 31, 2009 related to the sale of the remaining portion of our utility services business and losses from the terminated operations of our credit program for VENUE.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $827.1 million, or 42.1%, to $2.8 billion for the year ended December 31, 2010 from $2.0 billion for 2009. The increase was due to the following:

•
LoyaltyOne. Revenue increased $84.4 million, or 11.8%, to $799.5 million for the year ended December 31, 2010 due in part to a favorable foreign currency exchange rate, which represented $73.2 million of the increase. The average foreign currency exchange rate for 2010 increased to $0.97 as compared to $0.88 in 2009. In local currency (Canadian dollars), revenue increased by CAD $5.8 million, due to increases in AIR MILES reward mile issuance revenue of CAD $12.8 million driven by AIR MILES reward mile issuance growth in 2009. Redemption revenue decreased CAD $2.3 million as increases in redemption revenue resulting from of a 9.3% growth in AIR MILES reward miles redeemed, were offset by the net impact of the run-off of deferred revenue related to the conversion of a certain split-fee to non-split fee program. Additionally, revenue was negatively impacted by a decline in investment revenue of CAD $4.7 million resulting from a decline in our rate of return and lower average balance of redemption settlement assets.

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

•
Private Label Services and Credit. Revenue increased $678.7 million, or 95.9%, to $1.4 billion for the year ended December 31, 2010. On a conformed presentation, adjusting 2009 revenue for securitization funding costs and credit losses, revenue increased $130.4 million, or 10.4%. The increase was a result of continued positive trends in average credit card receivable growth of 15.3% and an increase in gross yield of approximately 70 basis points. The increase in gross yield was driven in part by the change in terms to certain of our credit cardholder agreements that we made in February 2010. However, the increase was tempered by the negative impact of the Federal Reserve Board guidelines on late fees that can be charged by financial institutions, which became effective August 22, 2010. The initial implementation of the new guidelines lowered our average late fee for a portion of the latter half of the year. In response, we raised minimum payments and modified late fee structures to mitigate the impact. The increase in revenue was offset in part by a reduction in transaction revenue, attributable to increases in royalty payments to our retail clients, as well as a decline in fees earned from our deferred programs.

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

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to income from continuing operations plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and amortization and amortization of purchased intangibles. Adjusted EBITDA increased $232.5 million, or 39.4%, to $822.5 million for the year ended December 31, 2010 from $590.1 million for 2009. The increase was due to the following:

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

•
Private Label Services and Credit. Adjusted EBITDA increased $215.2 million, or 68.3%, to $530.0 million for the year ended December 31, 2010 while adjusted EBITDA margin decreased to 38.2% for the year ended December 31, 2010 compared to 44.5% in 2009. On a conformed presentation, adjusting 2009 for securitization funding costs, adjusted EBITDA increased $71.2 million, or 15.5%, and adjusted EBITDA margin increased to 38.2% from 36.5%. Adjusted EBITDA and adjusted EBITDA margin were positively impacted by the growth in our average credit card receivable balances, which increased 15.3% from 2009, an improvement in our gross yield and an improvement in credit losses as compared to 2009.

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

Delinquencies. A credit card account is contractually delinquent when we do not receive the minimum payment by the specified due date on the cardholder’s statement. Our policy is to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we will engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our credit card portfolio:

	December 31, 2011	% of Total	December 31, 2010	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$5,408,862	100%	$5,116,111	100%
Principal receivables balances contractually delinquent:
31 to 60 days	78,272	1.4%	87,252	1.7%
61 to 90 days	51,709	1.0	59,564	1.2
91 or more days	105,626	2.0	130,538	2.5
Total	$235,607	4.4%	$277,354	5.4%

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

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Average credit card receivables	$4,962,503	$5,025,915	$4,359,625
Net charge-offs of principal receivables	340,064	448,587	404,382
Net charge-offs as a percentage of average credit card receivables	6.9%	8.9%	9.3%

Index

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital.

We generated cash flow from operating activities of $1.0 billion and $902.7 million for the years ended December 31, 2011 and 2010, respectively. The increase in operating cash flows in 2011 was primarily due to increased profitability for the year ended December 31, 2011 as compared to 2010.

We utilize our cash flow from operations for ongoing business operations, repayments of revolving or other debt, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $1.0 billion and $340.8 million for the years ended December 31, 2011 and 2010, respectively. Significant components of investing activities are as follows:

•	Credit Card Receivables Funding. Cash decreased $578.1 million due to growth in our credit card receivables as compared to $239.4 million in the prior year.

•
Payments for Acquired Businesses, Net of Cash. Cash decreased $359.1 million due to the Aspen acquisition completed on May 31, 2011. In July 2010, $117.0 million in cash was utilized for the DMS acquisition.

•
Purchase of Credit Card Receivables. Cash decreased $68.6 million for the year ended December 31, 2011 due to the acquisition of existing private label credit card receivables from J.Jill and Marathon. There were no purchases of credit card receivables during the year ended December 31, 2010.

•
Capital Expenditures. Our capital expenditures for the year ended December 31, 2011 were $73.5 million compared to $68.8 million for 2010. We anticipate capital expenditures not to exceed approximately 3.5% of annual revenue for 2012 and 3.0% of annual revenue thereafter.

Financing Activities. Cash provided by financing activities was $109.3 million for the year ended December 31, 2011 as compared to cash used in financing activities of $715.7 million for the year ended December 31, 2010. Our financing activities during the year ended December 31, 2011 relate primarily to borrowings and repayments of certificates of deposit and debt, including the refinancing of our credit facility and certain maturing asset-backed securities debt, and repurchases of common stock.

Adoption of ASC 860 and ASC 810. The consolidation of the WFN Trusts and the WFC Trust resulted in $81.6 million in cash and cash equivalents as of January 1, 2010, which is shown separately from operating, financing and investing activities.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, certificates of deposit issued by WFNB and WFCB, our credit facility and issuances of equity securities. In addition to our efforts to renew and expand our current facilities, we continue to seek new sources of liquidity. We have also expanded our brokered certificates of deposit to supplement liquidity for our credit card receivables.

As of December 31, 2011, we had $382.5 million of available borrowing capacity under our credit facility. Our key loan covenant ratio, core debt to adjusted EBITDA, was 2.1 to 1 at December 31, 2011 as compared to the covenant ratio of 3.5 to 1. Additionally, available liquidity at the bank subsidiary level totaled $2.2 billion.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.

Securitization Program. We sell a majority of the credit card receivables originated by WFNB to WFN Credit Company, LLC, which in turn sells them to the WFN Trusts as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by WFCB to World Financial Capital Credit Company, LLC which in turn sells them to the WFC Trust. These securitization programs are the primary vehicle through which we finance WFNB’s and WFCB’s credit card receivables.

As of December 31, 2011, the WFN Trusts and the WFC Trust had approximately $4.9 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits and additional credit card receivables. The credit enhancement is principally based on the outstanding balances of the series of asset-backed securities issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables generated by the private label credit card programs in these credit card securitization trusts.

Historically, we have used both public and private asset-backed securities term transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

Index

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

In November 2011, Master Trust I issued $443.0 million of term asset-backed securities to investors. The offering consisted of $316.5 million of Series 2011-A asset-backed term notes, or the Series 2011-A Notes, and $126.5 million of Series 2011-B asset-backed term notes, or the Series 2011-B Notes. The Series 2011-A Notes and the Series 2011-B Notes will mature in October 2014 and October 2016, respectively. With the consolidation of the WFN Trusts, $66.5 million of the Series 2011-A Notes and $26.5 million of the Series 2011-B Notes were retained by us and are eliminated from the consolidated financial statements. Proceeds from the offering were used to refinance the Series 2009-A asset-backed term notes, which matured in November 2011.

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

At December 31, 2011, we had $3.3 billion of asset-backed securities debt – owed to securitization investors, of which $1.7 billion is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of December 31, 2011 for the WFN Trusts and the WFC Trust by year:

	2012	2013	2014	2015	2016 and Thereafter	Total
	(In thousands)
Term notes	$700,226	$822,339	$250,000	$393,750	$100,000	$2,266,315
Conduit facilities (1)	1,805,000	—	—	—	—	1,805,000
Total (2)	$2,505,226	$822,339	$250,000	$393,750	$100,000	$4,071,315

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
As of December 31, 2011, with the consolidation of the WFN Trusts and the WFC Trust, $647.9 million of debt issued by the credit card securitization trusts and retained by us has been eliminated in the consolidated financial statements.

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

Debt

Certificates of Deposit. We utilize certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our credit card bank subsidiaries, WFNB and WFCB. WFNB and WFCB issue certificates of deposit in denominations of $100,000 and $1,000, respectively, in various maturities ranging between three months and seven years and with effective annual interest rates ranging from 0.15% to 5.25%. As of December 31, 2011, we had $1.4 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Credit Agreement. We are party to a credit agreement, dated May 24, 2011, or the 2011 Credit Agreement, among us as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, SunTrust Bank and Bank of Montreal, as co-administrative agents, and Bank of Montreal as letter of credit issuer, and various other agents and banks. The 2011 Credit Agreement provides for a $792.5 million term loan, or the 2011 Term Loan, and a $792.5 million revolving line of credit, or the 2011 Credit Facility, with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2011 Credit Agreement includes an uncommitted accordion feature of up to $415.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, for a maximum total facility size of $2.0 billion, both of which were increased by a subsequent amendment.

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

Senior Notes. We repaid the $250.0 million aggregate principal amount of the 6.14% Series B senior notes at their scheduled maturity of May 16, 2011.

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

As of December 31, 2011, we were in compliance with our financial covenants. See Note 11, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Repurchase of Equity Securities. During 2011, 2010, and 2009, we repurchased approximately 2.9 million, 2.5 million, and 12.7 million shares of our common stock for an aggregate amount of $240.9 million, $148.7 million, and $520.8 million, respectively. The 2009 amounts include 1,857,400 shares purchased under prepaid forward transactions for approximately $74.9 million, which shares are to be delivered over a settlement period in 2014. We have Board authorization to acquire an additional $400.0 million of our common stock through December 31, 2012.

Contractual Obligations. The following table highlights, as of December 31, 2011, our contractual obligations and commitments to make future payments by type and period:

	2012	2013 & 2014	2015 & 2016	2017 & Thereafter	Total
	(In thousands)
Certificates of deposit (1)	$660,376	$489,282	$228,590	$20,557	$1,398,805
Asset-backed securities debt (1)	1,788,386	1,132,764	505,762	—	3,426,912
Convertible senior notes (1)	30,475	1,180,554	—	—	1,211,029
2011 credit facility (1)	9,775	19,499	423,596	—	452,870
2011 term loan (1)	37,938	103,674	715,241	—	856,853
Operating leases	58,117	90,425	66,635	73,604	288,781
Capital leases	23	14	—	—	37
Software licenses	2,428	162	—	—	2,590
ASC 740 obligations (2)	—	—	—	—	—
Purchase obligations (3)	68,951	73,153	72,434	70,992	285,530
	$2,656,469	$3,089,527	$2,012,258	$165,153	$7,923,407

(1)
The certificates of deposit, asset-backed securities debt, convertible senior notes, 2011 credit facility and 2011 term loan represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2011, applied to the contractual repayment period.

(2)	Does not reflect unrecognized tax benefits of $88.8 million, of which the timing remains uncertain.

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

Index

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

Regulatory Matters

During the third quarter of 2010, our credit card bank subsidiary, World Financial Network National Bank changed its location to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware.  None of the bank’s assets, liabilities or contemplated business purposes changed as a result of the merger.  Effective August 1, 2011, World Financial Network National Bank converted from a national banking association and limited purpose credit card bank to a Delaware State FDIC-insured bank and limited purpose credit card bank and changed its name to World Financial Network Bank, or WFNB. As a result, agreements previously entered into with, or required by, the Office of the Comptroller of the Currency were also terminated. WFNB is regulated, supervised and examined by the State of Delaware and the FDIC.

WFNB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. WFCB is subject to regulatory capital requirements administered by both the FDIC and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WFNB must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. WFNB is limited in the amounts that it can pay as dividends to us.

Quantitative measures established by regulations to ensure capital adequacy require WFNB to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNB is considered well capitalized. As of December 31, 2011, WFNB’s Tier 1 capital ratio was 14.9%, total capital ratio was 16.2% and leverage ratio was 14.4%, and WFNB was not subject to a capital directive order.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total borrowing costs were approximately $298.6 million for 2011. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, through the WFN Trusts and the WFC Trust, we enter into derivative financial instruments such as interest rate swaps and treasury locks to mitigate our interest rate risk on a related financial instrument or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2011, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $12.2 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

Index

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We generally do not hedge any of our net investment exposure in our Canadian subsidiary. A 10% increase in the Canadian exchange rate would have resulted in an increase in pre-tax income of $19.0 million as of December 31, 2011. Conversely, a corresponding decrease in the exchange rate would result in a comparable decrease to pre-tax income.

Redemption Reward Risk. Through our AIR MILES Reward Program, we are exposed to potentially increasing reward costs associated primarily with travel rewards. To minimize the risk of rising travel reward costs, we:

•	have multi-year supply agreements with several Canadian, U.S. and international airlines;

•	are seeking new supply agreements with additional airlines;

•	periodically alter the total mix of rewards available to collectors with the introduction of new merchandise rewards, which are typically lower cost per AIR MILES reward mile than air travel;

•	allow collectors to obtain certain travel rewards using a combination of AIR MILES reward miles and cash or cash alone in addition to using AIR MILES reward miles alone; and

•	periodically adjust the number of AIR MILES reward miles required to be redeemed to obtain a reward.

A 10% increase in the cost of rewards to satisfy redemptions would have resulted in a decrease in pre-tax income of $41.9 million, as of December 31, 2011. Conversely, a corresponding decrease in the cost of rewards to satisfy redemptions would result in a comparable increase to pre-tax income.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Index

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

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2011 did not include the internal controls for the acquisition of Aspen, because of the timing of the acquisition, which was completed in May 2011. As of December 31, 2011, this entity constituted approximately $447.0 million of total assets, $162.6 million of revenues and $10.9 million of pre-tax income for the year then ended. In the second quarter of 2012, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include Aspen.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Offer, concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

At the annual meeting of stockholders of the Company held on June 7, 2011, our stockholders voted on, among other matters, a proposal regarding the frequency of holding advisory votes on executive compensation. As previously reported, at that meeting, consistent with the Board of Directors’ recommendation, the stockholders approved, on an advisory basis, an annual advisory vote on executive compensation. Based on the Board of Directors’ recommendation and the stockholder vote, we have determined that we will hold an annual advisory vote on executive compensation. We will re-evaluate this determination at the time of our next stockholder advisory vote regarding the frequency of holding advisory votes on executive compensation, which shall be no later than our annual meeting of stockholders in 2017.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2012 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

Item 11.	Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2012 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2012 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2012 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2012 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

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

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2011, File No. 001-15749).

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

*10.2	Fourth Amendment to Office Lease between FSP One Legacy Circle LLC (as successor-in-interest to Nodenble Associates, LLC) and ADS Alliance Data Systems, Inc. dated as of June 15, 2011.

10.3
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

10.9	Sixth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated January 27, 2006 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.10	Letter Agreement by and between Continental Realty, Ltd. and ADS Alliance Data Systems, Inc., dated as of October 29, 2009 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

Index

Exhibit No.	Description
10.11
Seventh Amendment to Lease Agreement by and among JEL/220 W. Schrock, LLC, FEK/220 W. Schrock, LLC, CP/220 W. Schrock, LLC, NRI 220 Schrock, LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation, dated as of January 14, 2010 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.12
Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

10.13
First Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated August 29, 2007 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.14
Second Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated October 3, 2008 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2009, File No. 001-15749).

10.15
Third Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated November 10, 2009 (incorporated by reference to Exhibit No. 10.14 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.16
Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

*10.17
First Amendment to Lease by and between Bekins Properties LLC (as successor in interest to Sterling Properties LLC) and Epsilon Data Management, LLC (as successor in interest to Sterling Direct, Inc.), dated as of September 1, 2011.

10.18
Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 31, 2005 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

10.19
Second Amendment to Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 11, 2007 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.20
Lease between 592423 Ontario Inc. and Loyalty Management Group Canada, Inc., dated November 14, 2005 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on February 26, 2007, File No. 001-15749).

10.21
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

10.23
Third Lease Amendment by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated as of November 1, 2007 (incorporated by reference to Exhibit No. 10.21 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.24
Agreement of Lease by and between 11 West 19th Associates LLC and Epsilon Data Management LLC, dated March 15, 2007 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

Index

Exhibit No.	Description
10.25
Lease Agreement by and between DoubleClick Inc. and Epsilon Data Management LLC, dated as of February 1, 2007, as amended June 2007 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2008, File No. 001-15749).

10.26
Second Amendment to Lease Agreement by and between Google Inc. (as successor-in-interest to Doubleclick Inc.) and Epsilon Data Management LLC, dated as of July 24, 2008 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2009, File No. 001-15749).

10.27
Letter Agreement, dated as of September 16, 2010, by and between Google, Inc. and Epsilon Data Management, LLC (incorporated by reference to Exhibit No. 10.26 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.28
Lease of Space (Multi-Story Office) by and between 2650 Crescent LLC and Alliance Data FHC, Inc. (by assignment from DoubleClick Inc.), dated as of December 14, 2005, as amended (incorporated by reference to Exhibit No. 10.26 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

*10.29	Lease between 2725312 Canada Inc. and Loyalty Management Group Canada Inc. dated as of February 26, 2008, as amended.

*10.30	Industrial Building Lease between Aspen Marketing Services, Inc. (as successor-in-interest to Aspen Marketing, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated June 3, 2003, as amended.

+10.31
Alliance Data Systems Corporation Amended and Restated Executive Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009, File No. 001-15749).

+10.32
Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

+10.33
Form of Alliance Data Systems Corporation Incentive Stock Option Agreement under the Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.35 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.34
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

+10.36	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the SEC on April 29, 2005, File No. 001-15749).

+10.37
Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009, File No. 001-15749).

+10.38	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement, filed with the SEC on April 20, 2010, File No. 001-15749).

+10.39
Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).

Index

Exhibit No.	Description
+10.40
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2005 Long Term Incentive Plan (2009 grant) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2009, File No. 001-15749).

+10.41
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

+10.45
Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2011 grant) (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2011, File No. 001-15749).

+10.46
Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2011 grant) (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2011, File No. 001-15749).

+10.47
Form of Canadian Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2011 grant) (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2011, File No. 001-15749).

+10.48
Form of Canadian Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2011 grant) (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2011, File No. 001-15749).

+10.49	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Long Term Incentive Plan (2012 grant).

+10.50	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Long Term Incentive Plan (2012 grant).

+10.51
Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.52	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.53
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.54
Form of Non-employee Director Restricted Stock Unit Award Agreement Under the Alliance Data Systems Corporation 2010 Omnibus Plan (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2011, File No. 001-15749).

Index

Exhibit No.	Description
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

+10.59
Fourth Amendment to Alliance Data Systems 401(k) and Retirement Savings Plan (amended and restated as of January 1, 2008), dated as of December 14, 2010 (incorporated by reference to Exhibit No. 10.59 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

*+10.60	Fifth Amendment to Alliance Data Systems 401(k) and Retirement Savings Plan (amended and restated as of January 1, 2008), dated as of June 1, 2011.

*+10.61	Sixth Amendment to Alliance Data Systems 401(k) and Retirement Savings Plan (amended and restated as of January 1, 2008), dated effective as of January 1, 2009.

+10.62	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.63	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.64
LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.65
Letter employment agreement with Ivan Szeftel, dated May 4, 1998 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

+10.66
Retirement Agreement, dated as of September 2, 2011, between ADS Alliance Data Systems, Inc. and Ivan Szeftel (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on September 8, 2011, File No. 001-15749).

+10.67
Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and Edward J. Heffernan (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

10.68
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

10.69
Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.70
Amended and Restated Participation Agreement, dated as of November 1, 2008, by and between LoyaltyOne, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on December 5, 2008, File No. 001-15749).

Index

Exhibit No.	Description
10.71
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

10.72
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

10.73
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

10.74
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

10.75
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

10.76
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

10.77
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

10.78
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

10.79
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

10.80
Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on November 14, 2011, File Nos. 333-60418, 333-60418-01 and 333-113669).

Index

Exhibit No.	Description

10.81
Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.82
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

10.83
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

10.84
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

10.85
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

10.86
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

10.87
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

10.88
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

10.89
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

10.90
Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on November 14, 2011, File Nos. 333-60418, 333-60418-01 and 333-113669).

Index

Exhibit No.	Description
10.91
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.92
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on June 30, 2010, File Nos. 333-113669 and 333-60418).

10.93
Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on November 14, 2011, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.94
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

10.95
Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).

10.96
Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

10.97
Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.98
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

10.99
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

10.100
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

10.101
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
10.102
Series 2009-B Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.103
Series 2009-D Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.104
Series 2010-A Indenture Supplement, dated as of July 8, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on July 14, 2010, File Nos. 333-113669 and 333-60418).

10.105
Series 2011-A Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on November 14, 2011, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.106
Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on November 14, 2011, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.107
Third Amended and Restated Service Agreement, dated as of May 15, 2008, between World Financial Network National Bank and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.108
Purchase and Sale Agreement, dated as of November 25, 1997, between Spirit of America National Bank and Charming Shoppes Receivables Corp. (incorporated by reference to Exhibit No. 10.101 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.109
First Amendment to Purchase and Sale Agreement, dated as of July 22, 1999, between Spirit of America National Bank and Charming Shoppes Receivables Corp. (incorporated by reference to Exhibit No. 10.102 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.110
Second Amendment to Purchase and Sale Agreement, dated as of November 9, 2000, between Spirit of America National Bank and Charming Shoppes Receivables Corp. (incorporated by reference to Exhibit No. 10.103 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.111
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

10.114
Fifth Amendment to Purchase and Sale Agreement, dated as of March 11, 2010, between WFN Credit Company, LLC and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.108 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

Index

Exhibit No.	Description
10.115
Sixth Amendment to Purchase and Sale Agreement, dated as of March 11, 2010, between WFN Credit Company, LLC and World Financial Network National Bank (incorporated by reference to Exhibit No. 1 to our Current Report on Form 8-K, filed with the SEC on June 9, 2010, File No. 001-15749).

10.116
Supplemental Agreement to Purchase and Sale Agreement, dated as of August 9, 2010, between WFN Credit Company, LLC and World Financial Network National Bank (incorporated by reference to Exhibit No. 10.110 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.117
Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., Spirit America, Inc., and First Union National Bank (incorporated by reference to Exhibit No. 10.107 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.118
First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of July 22, 1999, among Charming Shoppes Receivables Corp., Spirit America, Inc. and First Union National Bank (incorporated by reference to Exhibit No. 10.108 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.119
Second Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of May 8, 2001, among Charming Shoppes Receivables Corp., Spirit America, Inc. and First Union National Bank (incorporated by reference to Exhibit No. 10.109 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.120
Fourth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 5, 2004, among Charming Shoppes Receivables Corp., Spirit America, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.110 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.121
Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 18, 2005, among Charming Shoppes Receivables Corp., Spirit America, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.111 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.122
Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 17, 2007, among Charming Shoppes Receivables Corp., Spirit America, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.112 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.123
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

10.124
Seventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 11, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.118 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.125
Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 26, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

10.126
Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.120 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.127
Transfer and Servicing Agreement, dated as of March 26, 2010, by and among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Master Note Trust II (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q , filed with the SEC on May 7, 2010, File No. 001-15749).

Index

Exhibit No.	Description
10.128
Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, by and among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Master Note Trust II (incorporated by reference to Exhibit No. 10.122 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.129
Master Indenture, dated as of March 26, 2010, between World Financial Network Credit Card Master Note Trust II and U. S. Bank National Association (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

10.130
Series 2010-1 Indenture Supplement, dated as of March 26, 2010, between World Financial Network Credit Card Master Note Trust II and U. S. Bank National Association (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q , filed with the SEC on May 7, 2010, File No. 001-15749).

10.131
Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.132
First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC. (incorporated by reference to Exhibit 10.94 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2009, File No. 001-15749).

10.133
Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC. (incorporated by reference to Exhibit No. 10.127 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.134
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC. (incorporated by reference to Exhibit No. 10.128 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.135
Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2011, File No. 001-15749).

10.136
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

10.137
First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.138
Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.139
Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.) (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.140
Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

Index

Exhibit No.	Description
10.141
Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2011, File No. 001-15749).

10.142
Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A (incorporated by reference to Exhibit No. 10.134 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.143
Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.144
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

10.146
Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

10.147
Series 2006-A Indenture Supplement, dated as of April 28, 2006, among World Financial Network Credit Card Master Note Trust, World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 10.122 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.148
Series 2007-1 Indenture Supplement, dated as of October 17, 2007, among Charming Shoppes Receivables Corp., Spirit of America, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.123 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.149
Series 2009-VFC1 Indenture Supplement, dated as of March 31, 2009, among WFN credit Company, LLC, World Financial Network National Bank and Union Bank, N.A. (incorporated by reference to Exhibit No. 10.124 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.150
First Amendment to Series 2009-VFC1 Supplement, dated as of March 30, 2010, among WFN credit Company, LLC, World Financial Network National Bank and Union Bank, N.A. (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

10.151
Second Amendment to Series 2009-VFC1 Supplement, dated as of June 15, 2011, among WFN Credit Company, LLC, World Financial Network National Bank and Union Bank of California, N.A. (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2011, File No. 001-15749).

10.152
Third Amendment to Series 2009-VFC1 Supplement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank and Union Bank, N.A. (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2011, File No. 001-15749).

10.153
Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 24, 2010, between World Financial Capital Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

10.154
Supplemental Indenture No. 1 to the Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 3, 2011, between World Financial Capital Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2011, File No. 001-15749).

Index

Exhibit No.	Description
10.155
Second Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 15, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2011, File No. 001-15749).

10.156
Note Purchase Agreement, dated as of May 1, 2006, by and among Alliance Data Systems Corporation and the Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.157
First Amendment to Note Purchase Agreement, dated as of October 22, 2007, by and among Alliance Data Systems Corporation and the Holders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on October 23, 2007, File No. 001-15749).

10.158
Subsidiary Guaranty, dated as of May 1, 2006, by ADS Alliance Data Systems, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2006, File No. 001-15749).

10.159
Joinder to Subsidiary Guaranty, dated as of September 29, 2006, by each of Epsilon Marketing Services, LLC, Epsilon Data Marketing, LLC and Alliance Data Foreign Holdings, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2006, File No. 001-15749).

10.160
Joinder to Subsidiary Guaranty, dated as of May 30, 2008, by ADS Foreign Holdings, Inc. in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008, File No. 001-15749).

10.161
Joinder to Subsidiary Guaranty, dated as of December 31, 2010, by Alliance Data Retail Services, LLC in favor of the holders from time to time of the Notes (incorporated by reference to Exhibit No. 10.150 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.162
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

10.163
First Amendment to Credit Agreement, dated as of March 30, 2007, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2007, File No. 001-15749).

10.164
Second Amendment to Credit Agreement, dated as of June 16, 2008, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2008, File No. 001-15749).

10.165
Third Amendment to Credit Agreement, dated as of June 18, 2010, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 21, 2010, File No. 001-15749).

10.166
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

Index

Exhibit No.	Description
10.167
Guarantor Supplement, dated as of December 31, 2010, by Alliance Data Retail Services, LLC in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Credit Agreement dated as of September 29, 2006, among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, Bank of Montreal, as Letter of Credit Issuer, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.156 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.168
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

10.169
First Amendment to Term Loan Agreement, dated as of June 18, 2010, by and among Alliance Data Systems Corporation and certain subsidiaries parties thereto as Guarantors, Bank of Montreal, as Administrative Agent and various other agents and banks (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K, filed with the SEC on June 21, 2010, File No. 001-15749).

10.170
Guarantor Supplement, dated as of December 31, 2010, by Alliance Data Retail Services, LLC in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Term Loan dated as of June 18, 2010 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.159 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.171
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

10.172
Guarantor Supplement, dated as of December 31, 2010, by Alliance Data Retail Services, LLC in favor of Bank of Montreal, as Administrative Agent for the Banks party to the Term Loan dated as of August 6, 2010 among Alliance Data Systems Corporation, the Guarantors from time to time party thereto, the Banks from time to time party thereto, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit No. 10.161 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.173
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

10.174
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

10.175
Indenture, dated as of July 29, 2008, by and among Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.176
Form of 1.75% Convertible Senior Note due August 1, 2013 (included in Exhibit 10.110) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.177
Form of Hedge Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.178
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
10.179
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

10.180
Indenture, dated June 2, 2009, between Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Company’s 4.75% Convertible Senior Note due May 15, 2014) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749.)

10.181
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

10.182
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

10.183
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

10.184
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

10.185
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

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

Index

Exhibit No.	Description
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

+	Management contract, compensatory plan or arrangement

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALLIANCE DATA SYSTEMS CORPORATION

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2010, the Company prospectively consolidated the WFN Trusts and the WFC Trust related to the change in accounting associated with the transfers of financial assets and consolidation of variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 27, 2012

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Aspen Marketing Holdings, Inc. (“Aspen”), which was acquired in May 2011 and whose financial statements constitute 5.0% of total assets, 5.1% of total revenue, and 2.1% of pre-tax income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Aspen. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 27, 2012

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues
Transaction	$290,582	$285,717	$375,398
Redemption	572,499	543,626	495,663
Securitization income	—	—	430,834
Finance charges, net	1,402,041	1,284,432	71,555
Database marketing fees and direct marketing services	806,470	602,500	504,508
Other revenue	101,695	75,146	86,383
Total revenue	3,173,287	2,791,421	1,964,341
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,811,882	1,545,380	1,354,138
Provision for loan loss	300,316	387,822	—
General and administrative	95,256	85,773	99,823
Depreciation and other amortization	70,427	67,806	62,196
Amortization of purchased intangibles	82,726	75,420	63,090
Gain on acquisition of a business	—	—	(21,227)
Merger (reimbursements) costs	—	—	(1,436)
Total operating expenses	2,360,607	2,162,201	1,556,584
Operating income	812,680	629,220	407,757
Interest expense
Securitization funding costs	126,711	155,084	—
Interest expense on certificates of deposit	23,078	29,456	28,283
Interest expense on long-term and other debt, net	148,796	133,790	116,528
Total interest expense, net	298,585	318,330	144,811
Income from continuing operations before income taxes	514,095	310,890	262,946
Provision for income taxes	198,809	115,252	86,227
Income from continuing operations	$315,286	$195,638	176,719
Loss from discontinued operations, net of taxes	—	(1,901)	(32,985)
Net income	$315,286	$193,737	$143,734
Basic income (loss) per share:
Income from continuing operations	$6.22	$3.72	$3.17
Loss from discontinued operations	$—	$(0.03)	$(0.59)
Net income per share	$6.22	$3.69	$2.58
Diluted income (loss) per share:
Income from continuing operations	$5.45	$3.51	$3.06
Loss from discontinued operations	$—	$(0.03)	$(0.57)
Net income per share	$5.45	$3.48	$2.49
Weighted average shares:
Basic	50,687	52,534	55,765
Diluted	57,804	55,710	57,706

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$216,213	$139,114
Trade receivables, less allowance for doubtful accounts ($2,406 and $4,350 at December 31, 2011 and 2010, respectively)	300,895	260,945
Credit card receivables:
Credit card receivables – restricted for securitization investors	4,886,168	4,795,753
Other credit card receivables	779,843	560,670
Total credit card receivables	5,666,011	5,356,423
Allowance for loan loss	(468,321)	(518,069)
Credit card receivables, net	5,197,690	4,838,354
Deferred tax asset, net	252,303	279,752
Other current assets	121,589	127,022
Redemption settlement assets, restricted	515,838	472,428
Assets of discontinued operations	2,439	11,920
Total current assets	6,606,967	6,129,535
Property and equipment, net	195,397	170,627
Deferred tax asset, net	43,408	46,218
Cash collateral, restricted	158,727	185,754
Intangible assets, net	383,646	314,391
Goodwill	1,449,363	1,221,823
Other non-current assets	142,741	203,804
Total assets	$8,980,249	$8,272,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$149,812	$121,856
Accrued expenses	206,621	168,578
Certificates of deposit	642,567	442,600
Asset-backed securities debt – owed to securitization investors	1,694,198	1,743,827
Current debt	19,834	255,679
Other current liabilities	105,888	85,179
Deferred revenue	1,036,251	1,044,469
Total current liabilities	3,855,171	3,862,188
Deferred revenue	190,185	176,773
Deferred tax liability, net	151,746	82,637
Certificates of deposit	711,208	416,500
Asset-backed securities debt – owed to securitization investors	1,566,089	1,916,315
Long-term and other debt	2,163,640	1,614,093
Other liabilities	166,244	180,552
Total liabilities	8,804,283	8,249,058
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 94,141 shares and 92,797 shares at December 31, 2011 and 2010, respectively	941	928
Additional paid-in capital	1,387,773	1,320,767
Treasury stock, at cost, 44,311 shares and 41,426 shares at December 31, 2011 and 2010, respectively	(2,320,696)	(2,079,819)
Retained earnings	1,131,004	815,718
Accumulated other comprehensive loss	(23,056)	(34,500)
Total stockholders’ equity	175,966	23,094
Total liabilities and stockholders’ equity	$8,980,249	$8,272,152

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
January 1, 2009	89,029	$890	$1,115,291	$(1,410,339)	$889,305	$(47,849)	$547,298
Net income	—	—	—	—	143,734	—	143,734
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale, net of tax of $16,296	—	—	—	—	—	(23,912)	(23,912)
Foreign currency translation adjustments	—	—	—	—	—	6,020	6,020
Other comprehensive loss						(17,892)
Purchase of convertible note hedges	—	—	(80,765)	—	—	—	(80,765)
Original issue discount of convertible notes	—	—	115,850	—	—	—	115,850
Tax expense on convertible note hedges	—	—	(12,312)	—	—	—	(12,312)
Issuance costs of convertible notes	—	—	(3,839)	—	—	—	(3,839)
Issuance of warrants	—	—	30,050	—	—	—	30,050
Stock-based compensation	—	—	53,702	—	—	—	53,702
Purchase of prepaid forward contracts	—	—	—	(74,872)	—	—	(74,872)
Repurchases of common stock	—	—	—	(445,891)	—	—	(445,891)
Other common stock issued, including income tax benefits	2,092	21	17,692	—	—	—	17,713
December 31, 2009	91,121	$911	$1,235,669	$(1,931,102)	$1,033,039	$(65,741)	$272,776
Net income	—	—	—	—	193,737	—	193,737
Effects of adoption of ASC 860 and ASC 810	—	—	—	—	(411,058)	55,881	(355,177)
Other comprehensive loss, net of tax:
Net unrealized loss on securities available-for-sale, net of tax benefit of $(3)	—	—	—	—	—	(12,939)	(12,939)
Foreign currency translation adjustments	—	—	—	—	—	(11,701)	(11,701)
Other comprehensive loss						(24,640)
Stock-based compensation	—	—	50,094	—	—	—	50,094
Repurchases of common stock	—	—	—	(148,717)	—	—	(148,717)
Other common stock issued, including income tax benefits	1,676	17	35,004	—	—	—	35,021
December 31, 2010	92,797	$928	$1,320,767	$(2,079,819)	$815,718	$(34,500)	$23,094
Net income	—	—	—	—	315,286	—	315,286
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale, net of tax expense of $251	—	—	—	—	—	27,035	27,035
Foreign currency translation adjustments	—	—	—	—	—	(15,591)	(15,591)
Other comprehensive income						11,444
Stock-based compensation	—	—	43,486	—	—	—	43,486
Repurchases of common stock	—	—	—	(240,877)	—	—	(240,877)
Other common stock issued, including income tax benefits	1,344	13	23,520	—	—	—	23,533
December 31, 2011	94,141	$941	$1,387,773	$(2,320,696)	$1,131,004	$(23,056)	$175,966

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$315,286	$193,737	$143,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	153,153	143,226	125,409
Deferred income taxes	47,037	19,061	17,475
Provision for loan loss	300,316	390,822	86,604
Non-cash stock compensation	43,486	50,094	53,702
Fair value gain on interest-only strip	—	—	(5,340)
Fair value gain on interest-rate derivatives	(31,728)	(8,725)	—
Amortization of discount on convertible senior notes	73,787	66,131	52,677
Gain on acquisition of a business	—	—	(21,227)
Loss on sale of assets	—	—	19,913
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(32,158)	(44,040)	(2,162)
Change in other assets	35,045	32,524	(31,631)
Change in accounts payable and accrued expenses	53,676	61,164	(39,460)
Change in merchant settlement activity	—	—	(18,907)
Change in deferred revenue	33,341	11,485	(5,053)
Change in other liabilities	31,944	9,431	(19,405)
Purchase of credit card receivables	—	—	(27,407)
Proceeds from the sale of credit card receivable portfolios to the securitization trusts	—	—	53,240
Excess tax benefits from stock-based compensation	(15,028)	(12,959)	(9,040)
Other	3,190	(9,242)	(14,708)
Net cash provided by operating activities	1,011,347	902,709	358,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(49,179)	52,352	52,354
Payments for acquired businesses, net of cash	(359,076)	(117,000)	(158,901)
Change in cash collateral, restricted	22,046	32,068	55,541
Change in credit card receivables	(578,058)	(239,433)	(314,861)
Change in restricted cash	98,408	2,891	(101,299)
Purchase of credit card receivables	(68,554)	—	—
Change in due from securitizations	—	—	(259,227)
Change in seller’s interest	—	—	(114,679)
Capital expenditures	(73,502)	(68,755)	(52,970)
Proceeds from the sale of assets	—	—	4,013
Investments in marketable securities, net	(14,809)	(4,965)	9,916
Investments in the stock of investees	(17,986)	(500)	(5,347)
Other	—	2,558	(2,562)
Net cash used in investing activities	(1,040,710)	(340,784)	(888,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	3,256,500	1,507,000	3,124,000
Repayment of borrowings	(3,012,682)	(1,462,806)	(3,094,939)
Issuances of certificates of deposit	1,180,284	177,600	1,579,000
Repayments of certificates of deposit	(685,609)	(783,500)	(803,400)
Borrowings from asset-backed securities	2,179,721	1,147,943	—
Repayments/maturities of asset-backed securities	(2,579,577)	(1,173,735)	—
Proceeds from issuance of convertible senior notes	—	—	345,000
Payment of capital lease obligations	(3,925)	(23,171)	(21,840)
Payment of deferred financing costs	(29,025)	(3,102)	(24,058)
Excess tax benefits from stock-based compensation	15,028	12,959	9,040
Proceeds from issuance of common stock	29,412	33,854	28,864
Proceeds from issuance of warrants	—	—	30,050
Payment for convertible note hedges	—	—	(80,765)
Purchase of prepaid forward contracts	—	—	(74,872)
Purchase of treasury shares	(240,877)	(148,717)	(445,891)
Net cash provided by (used in) financing activities	109,250	(715,675)	570,189
Effect of exchange rate changes on cash and cash equivalents	(2,788)	(2,067)	15,886
Change in cash and cash equivalents	77,099	(155,817)	56,467
Cash effect on adoption of ASC 860 and ASC 810	—	81,553	—
Cash and cash equivalents at beginning of year	139,114	213,378	156,911
Cash and cash equivalents at end of year	$216,213	$139,114	$213,378
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$231,049	$241,357	$84,082
Income taxes paid, net	$123,480	$44,723	$73,579

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its wholly-owned subsidiaries and its consolidated variable interest entities, the “Company”) is a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. The Company focuses on facilitating and managing interactions between its clients and their customers through all consumer marketing channels, including in-store, on-line, catalog, mail, telephone and email, and emerging channels such as mobile and social media. The Company captures and analyzes data created during each customer interaction, and leverages the insight derived from that data to enable clients to identify and acquire new customers and enhance customer loyalty.

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

2. CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2010, the Company adopted Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and ASC 810, “Consolidation,” on a prospective basis. ASC 860 removed the concept of qualifying special purpose entity (“QSPE”) and eliminated the consolidation exemption that was then available for QSPEs. ASC 810 requires an initial evaluation as well as an ongoing assessment of the Company’s involvement in the activities of World Financial Network Credit Card Master Trust (“Master Trust”), World Financial Network Credit Card Master Note Trust (“Master Trust I”), World Financial Network Credit Card Master Note Trust II (“Master Trust II”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”) and the Company’s rights or obligations to receive benefits or absorb losses of these credit card securitization trusts that could be potentially significant in order to determine whether those VIEs are required to be consolidated on the balance sheets of World Financial Network Bank (“WFNB”),World Financial Capital Bank (“WFCB”) or their affiliates, including ADSC.

The adoptions resulted in the consolidation of the WFN Trusts and the WFC Trust. Based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the Company recorded an increase in assets of approximately $3.4 billion, including $0.5 billion to loan loss reserves, an increase in liabilities of approximately $3.7 billion and a $0.4 billion decrease in stockholders’ equity.

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

Credit Card Receivables – restricted for securitization investors—The Company sells a majority of the credit card receivables originated by WFNB to WFN Credit Company, LLC, which in turn has sold them to the WFN Trusts as part of a securitization program. The Company also sells its credit card receivables originated by WFCB to World Financial Capital Credit Company, LLC which in turn sells them to the WFC Trust.

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

Allowance for Loan Loss—The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card receivables. The allowance for loan loss covers forecasted uncollectable principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for adequacy.

In estimating the allowance for principal loan losses, management utilizes a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in credit card receivables. The allowance is maintained through an adjustment to the provision for loan loss. Charge-offs of principal amounts, net of recoveries are deducted from the allowance.

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

Allowance for Doubtful Accounts—The Company analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in its customer payment terms and collection trends when evaluating the appropriateness of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

Redemption Settlement Assets, Restricted—These securities relate to the redemption fund for the AIR MILES Reward Program and are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive (loss) income. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as securities available-for-sale. In addition, during 2009, the Company acquired certain retained interests in the WFN Trusts which were eliminated in the consolidated balance sheets with the adoption of ASC 860 and ASC 810. The investments in retained interests matured during the year ended December 31, 2011.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Property and Equipment—Furniture, equipment, computer software and development, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization, including capital leases, are computed on a straight-line basis, using estimated lives ranging from one to fifteen years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Software development is capitalized in accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal – Use Software,” and is amortized on a straight-line basis over the expected benefit period, which generally ranges from two to five years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

Cash Collateral, Restricted—Cash collateral, restricted includes spread deposits and excess funding deposits. The spread deposit accounts are recorded in cash collateral, restricted at their estimated fair values. The Company uses a valuation model that calculates the present value of estimated future cash flows for each asset. The model is based on the weighted average life of the underlying securities and discount rate. Changes in the fair value estimates of the spread deposit accounts are recorded in interest expense, net. The excess funding deposits represent investments and are recorded at fair value.

Goodwill and Other Intangible Assets—Goodwill and indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment may have occurred, using the market comparable and discounted cash flow methods. Separable intangible assets that have finite useful lives are amortized over those useful lives.

The Company also defers costs related to the acquisition or licensing of data for the Company’s proprietary databases which are used in providing data products and services to customers. These costs are amortized over the useful life of the data, which ranges from one to five years.

Revenue Recognition—The Company’s policy follows the guidance from ASC 605, “Revenue Recognition,” and Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured.

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

The fair value of the redemption element of the AIR MILES reward miles issued is determined based on separate pricing offered by the Company as well as other objective evidence. The revenue related to the redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile, or 42 months, in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base (“breakage”). The Company currently estimates breakage to be 28% of AIR MILES reward miles issued. There have been no changes to management’s estimate of the life of an AIR MILES reward mile in the periods presented. See Note 12, “Deferred Revenue,” for additional information.

The service element consists of marketing and administrative services. For contracts entered into prior to January 1, 2011, revenue related to the service element is determined using the residual method in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method is no longer utilized for new sponsor agreements entered into on or after January 1, 2011 or contracts materially modified subsequent to that date; for these agreements, the Company measures the service element at its estimated selling price.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$315,286	$195,638	$176,719
Loss from discontinued operations	—	(1,901)	(32,985)
Net income	$315,286	$193,737	$143,734
Denominator
Weighted average shares, basic	50,687	52,534	55,765
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	4,641	1,835	612
Shares from assumed conversion of convertible note warrants	1,510	—	—
Net effect of dilutive stock options and unvested restricted stock	966	1,341	1,329
Denominator for diluted calculation	57,804	55,710	57,706
Basic:
Income from continuing operations per share	$6.22	$3.72	$3.17
Loss from discontinued operations per share	$—	$(0.03)	$(0.59)
Net income per share	$6.22	$3.69	$2.58
Diluted:
Income from continuing operations per share	$5.45	$3.51	$3.06
Loss from discontinued operations per share	$—	$(0.03)	$(0.57)
Net income per share	$5.45	$3.48	$2.49

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

At December 31, 2011 and 2010, the Company excluded 10.3 million and 17.5 million warrants, respectively, from the calculation of earnings per share as the effect was anti-dilutive.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). The Company recognized $(2.7) million, $3.0 million and $(8.8) million in foreign currency transaction (losses) gains during 2011, 2010 and 2009, respectively.

Leases—Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Advertising Costs—The Company participates in various advertising and marketing programs. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses of $129.0 million, $115.5 million, and $92.0 million for the years ended 2011, 2010 and 2009, respectively. Additionally, $0.7 million in advertising costs were incurred by the Company’s program for web and catalog retailer VENUE in 2009. This amount has been included in loss from discontinued operations. There were no advertising costs incurred for VENUE in 2011 and 2010.

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

Significant Accounting Policies Effective Prior to the Adoption of ASC 860 and ASC 810 on January 1, 2010

Revenue Recognition

Securitization income—Securitization income represented gains and losses on securitization of credit card receivables and interest income on seller’s interest. The Company recognized $4.2 million in gains related to the securitization of new credit card receivable portfolios accounted for as sales during 2009. The Company recorded gains or losses on the securitization of credit card receivables on the date of sale based on cash received, the estimated fair value of assets sold and retained, and liabilities incurred in the sale. The anticipated excess cash flow essentially represented an interest-only strip, which consisted of the excess of finance charges and certain other fees over the sum of the return paid to certificate holders and credit losses over the estimated outstanding period of the credit card receivables. The amount initially allocated to the interest-only strip at the date of a securitization reflected the allocated original basis of the relative fair values of those interests. The amount recorded for the interest-only strip was reduced for distributions on the interest-only strip, which the Company received from the related trust, and was adjusted for fair value gains or losses on the interest-only strip, which were recorded through earnings and mark to market adjustments to the fair value of the interest-only strip, which were reflected in other comprehensive income. Because there was not a highly liquid market for these assets, management estimated the fair value of the interest-only strip was primarily based upon discount, payment and default rates, which was the method the Company assumed that another market participant used to value the interest-only strip.

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

Securitization sales—The Company’s securitization of its credit card receivables involved the sale to a trust and was accomplished primarily through the public and private issuance of asset-backed securities by QSPEs. Prior to the adoption of ASC 860, the Company removed credit card receivables from its consolidated balance sheets for those asset securitizations that qualified as sales.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which amends ASC 820, “Fair Value Measurement.” ASU 2011-04 revises the application of the valuation premise of highest and best use of an asset. It also enhances disclosure requirements and will require entities to disclose, for their recurring Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and will require prospective application. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income (“OCI”) and its components in the statement of changes in equity and requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers the provision in ASU 2011-05 under which entities must present reclassification adjustments out of accumulated OCI by component in both the statement where net income is presented and the statement where OCI is presented. ASU 2011-05 is effective for interim and annual periods beginning after December 31, 2011. Early adoption is permitted but full retrospective application is required. ASU 2011-05 only impacts financial statement presentation; accordingly, it will have no impact on the Company’s financial condition, results of operations, or cash flows.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which contains new disclosure requirements on offsetting financial assets and liabilities subject to master netting or similar agreements. ASU 2011-11 does not change the existing U.S. GAAP that allows balance sheet offsetting, including industry-specific guidance. The new disclosure requirements are effective for periods beginning on or after January 1, 2013, and must be applied retrospectively for all periods presented in the balance sheet. ASU 2011-11 only impacts disclosures; accordingly, it will have no impact on the Company’s financial condition, results of operations or cash flows.

4. ACQUISITIONS

2011 Acquisition:

On May 31, 2011, the Company acquired all of the stock of Aspen Marketing Holdings, Inc. (“Aspen”). Aspen specializes in a full range of digital and direct marketing services, including the use of advanced analytics to perform data-driven customer acquisition and retention campaigns. Aspen is also a leading provider of marketing agency services, with expertise in the automotive and telecommunications industries. The results of Aspen have been included since the date of acquisition and are reflected in the Company’s Epsilon segment. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a talented team of marketing professionals.

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

5. DISCONTINUED OPERATIONS

In February 2009, the Company completed the sale of its utility services business. In November 2009, the Company terminated the operation of its credit program for web and catalog retailer VENUE. These dispositions have been treated as a discontinued operation under ASC 205-20, “Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters” and, accordingly, have been reported as discontinued operations in this Annual Report on Form 10-K.

Utility Services

In February 2009, the Company completed the sale of the remainder of its utilities services business and recorded a $19.9 million pre-tax loss for the year ended December 31, 2009.

VENUE

The Company recorded a $1.9 million and $17.5 million after-tax loss for the years ended December 31, 2010 and 2009, respectively, related to the termination of its program for web and catalog retailer VENUE, which is reflected in the Private Label Services and Credit segment. There were no costs incurred for VENUE in 2011. VENUE offered high ticket luxury goods sold exclusively through the web and catalogs, with financing (provided by the Company starting in late 2008) that allowed for an interest-free period and installment payments thereafter. The Company believes that negative account selection combined with the recessionary environment were the primary causes of the venture’s insolvency. VENUE was the Company’s only client in this niche retail vertical, and the Company has no plans to participate in any future ventures in this vertical.

Summarized Financial Information

The underlying assets of the discontinued operations for the periods presented in the consolidated financial statements are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Assets:
Credit card receivables, net	$2,439	$11,920
Assets of discontinued operations	$2,439	$11,920

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the operating results of the discontinued operations.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue	$—	$—	$(10,212)
Costs and expenses	—	(3,000)	(41,919)
Loss before provision for income taxes	—	(3,000)	(52,131)
Benefit from income taxes	—	1,099	19,146
Loss from discontinued operations	$—	$(1,901)	$(32,985)

6. CREDIT CARD RECEIVABLES

Beginning January 1, 2010, the Company’s credit card securitization trusts, the WFN Trusts and the WFC Trust, were consolidated on the balance sheets of WFNB, WFCB or their affiliates, including ADSC, under ASC 860 and ASC 810. The WFN Trusts’ and the WFC Trust’s credit card receivables are reported in credit card receivables – restricted for securitization investors.

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	December 31, 2011	December 31, 2010
	(In thousands)
Principal receivables	$5,408,862	$5,116,111
Billed and accrued finance charges	221,357	214,643
Other receivables	35,792	25,669
Total credit card receivables	5,666,011	5,356,423
Less credit card receivables – restricted for securitization investors	4,886,168	4,795,753
Other credit card receivables	$779,843	$560,670

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2011 and 2010, actual charge-offs for unpaid interest and fees were $199.0 million and $222.9 million. In estimating the allowance for uncollectable unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$518,069	$54,884	$38,124
Adoption of ASC 860 and ASC 810	—	523,950	—
Provision for loan loss	300,316	387,822	52,259
Change in estimate for uncollectible unpaid interest and fees	(5,000)	—	—
Recoveries	89,764	79,605	4,865
Principal charge-offs	(429,828)	(528,192)	(40,364)
Other	(5,000)	—	—
Balance at end of period	$468,321	$518,069	$54,884

The provision for loan loss expense was $300.3 million and $387.8 million for the years ended December 31, 2011 and 2010, respectively. The provision for loan loss expense was $52.3 million for the year ended December 31, 2009 for the Company’s on-balance sheet credit card receivables, which was netted against securitization income.

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

The following table presents the delinquency trends of the Company’s credit card portfolio:

	December 31, 2011	% of Total	December 31, 2010	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$5,408,862	100%	$5,116,111	100%
Principal receivables balances contractually delinquent:
31 to 60 days	78,272	1.4%	87,252	1.7%
61 to 90 days	51,709	1.0	59,564	1.2
91 or more days	105,626	2.0	130,538	2.5
Total	$235,607	4.4%	$277,354	5.4%

Modified Credit Card Receivables

The Company holds certain credit card receivables for which the terms have been modified. Interest income on these modified loans is accounted for in the same manner as other accruing loans. Cash collections on these modified loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. The Company’s modified credit card loans include loans for which temporary hardship concessions have been granted and loans in permanent workout programs. These modified loans include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the loan if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to loans in these programs, there would not be a significant difference in the allowance for loan loss. Credit card receivables for which temporary hardship and permanent concessions were granted comprised $122.2 million and $142.4 million, respectively, or less than 3%, of the Company’s total credit card receivables at December 31, 2011 and 2010, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables indicate the modifications related to troubled debt restructurings within credit card receivables for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	157,930	$138,288	$133,798

	Year Ended December 31, 2011
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables(1)	35,673	$32,907

(1)	Represents those troubled debt restructurings that occurred since January 1, 2011 that have defaulted during the reporting period.

Age of Credit Card Receivables

The following table sets forth, as of December 31, 2011, the number of active credit card accounts with balances and the related principal balances outstanding based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,368	25.0%	$1,104,396	20.4%
13-24 Months	1,736	12.9	662,729	12.2
25-36 Months	1,382	10.2	627,022	11.6
37-48 Months	1,083	8.0	503,731	9.3
49-60 Months	902	6.7	403,401	7.5
Over 60 Months	5,015	37.2	2,107,583	39.0
Total	13,486	100.0%	$5,408,862	100.0%

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2011, 2010 and 2009, the Company’s re-aged accounts represented 1.9%, 2.0%, and 1.8%, respectively, of total credit card receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring model is used as a tool in the underwriting process and for making credit decisions. The proprietary scoring model is based on historical data and requires various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition by obligor credit quality as of December 31, 2011.

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score	$91,303	1.7%
27.1% and higher	218,522	4.0
17.1% - 27.0%	439,607	8.1
12.6% - 17.0%	529,143	9.8
3.7% - 12.5%	2,170,203	40.1
1.9% - 3.6%	1,280,843	23.7
Lower than 1.9%	679,241	12.6
Total	$5,408,862	100.0%

Portfolio Acquisitions

In February 2011, WFCB acquired the existing private label credit card portfolio of J.Jill and entered into a multi-year agreement to provide private label credit card services. The total purchase price was $42.7 million, which consisted of $37.9 million of credit card receivables and $4.8 million of intangible assets that are included in the consolidated balance sheets as of December 31, 2011.

In November 2011, WFNB acquired the existing private label credit card portfolio of Marathon Petroleum Corporation and entered into a multi-year agreement to provide private label and co-branded credit card services. The total purchase price was $25.9 million, which consisted entirely of credit card receivables that are included in the consolidated balance sheets as of December 31, 2011.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectible receivables. These fees were eliminated with the consolidation of the WFN Trusts and the WFC Trust on January 1, 2010, and therefore are not reflected in the consolidated statements of income as of December 31, 2011 and 2010. Prior to January 1, 2010, these fees are recorded in securitization income on the Company’s consolidated statements of income.

The WFN Trusts and the WFC Trust are VIEs and the assets of these consolidated VIEs include certain credit card receivables that are restricted to settle the obligations of those entities and are not expected to be available to the Company or its creditors. The liabilities of the consolidated VIEs include asset-backed secured borrowings and other liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31, 2011	December 31, 2010
	(In thousands)
Total credit card receivables – restricted for securitization investors	$4,886,168	$4,795,753
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$94,981	$117,594

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net charge-offs of securitized principal	$306,301	$398,926	$367,723

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

Prior to the adoption of ASC 860 and ASC 810, transfers of credit card receivables to the securitization trusts were treated as sales. Accordingly, the Company’s consolidated financial statements for the year ended December 31, 2009 was impacted as follows:

Portfolio Sales to the Securitization Trusts

In June 2009, the Company sold two portfolios of credit card receivables, which were acquired in 2008, to the securitization trusts. The Company sold a net principal balance of $60.5 million at par, retaining $7.3 million in a spread deposit account, which was included in due from securitizations in the consolidated balance sheets for the year ended December 31 2009. The gain on the sale was approximately $4.2 million, which was included in securitization income and finance charges, net in the consolidated statements of income for the year ended December 31, 2009. The net proceeds from the sale of $53.2 million are included in net cash provided by operating activities in the consolidated statements of cash flows for the year ended December 31, 2009.

The table below summarizes certain cash flows received from and paid to the securitization trusts when transfers of credit card receivables to the securitization trusts were treated as sales prior to the adoption of ASC 860 and ASC 810:

Year Ended December 31, 2009
(In thousands)
Proceeds from collections reinvested in previous credit card securitizations	$4,748,085
Proceeds from new securitizations	2,844,448
Proceeds from collections in revolving period transfers	6,290,566
Servicing fees received (1)	72,371
Cash flows received on the interest that continue to be held by the transferor
Cash flows received on interest-only strip	418,717
Cash flows received on subordinated notes retained	29,397
Cash flows received on seller’s interest	59,981

(1)
Upon adoption of ASC 860, these fees were eliminated with the consolidation of the WFN Trusts and the WFC Trust, and are therefore not reflected in the consolidated statements of income as of December 31, 2011 and 2010.

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

	December 31, 2011				December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$35,465	$—	$—	$35,465	$74,612	$—	$—	$74,612
Government bonds	4,948	152	—	5,100	15,235	161	(34)	15,362
Corporate bonds (1)	468,894	7,416	(1,037)	475,273	380,605	3,212	(1,363)	382,454
Total	$509,307	$7,568	$(1,037)	$515,838	$470,452	$3,373	$(1,397)	$472,428

(1)
As of December 31, 2010, LoyaltyOne had investments in retained interests in the WFN Trusts with a fair value of $64.9 million. Upon adoption of ASC 860, these amounts were eliminated with the consolidation of the WFN Trusts, and therefore not reflected in the consolidated balance sheets as of December 31, 2010.

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2011 and 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		December 31, 2011 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	65,043	(444)	18,124	(593)	83,167	(1,037)
Total	$65,043	$(444)	$18,124	$(593)	$83,167	$(1,037)

	Less than 12 months		December 31, 2010 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$10,119	$(34)	$—	$—	$10,119	$(34)
Corporate bonds	128,349	(1,363)	—	—	128,349	(1,363)
Total	$138,468	$(1,397)	$—	$—	$138,468	$(1,397)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of December 31, 2011, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the redemption settlement assets at December 31, 2011 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$99,420	$99,648
Due after one year through five years	409,887	416,190
Total	$509,307	$515,838

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2011	2010
	(In thousands)
Computer software and development	$282,225	$232,408
Furniture and equipment	202,268	147,788
Leasehold improvements	79,930	69,152
Capital leases	7,402	46,865
Construction in progress	26,373	5,384
Total	598,198	501,597
Accumulated depreciation	(402,801)	(330,970)
Property and equipment, net	$195,397	$170,627

Depreciation expense totaled $44.8 million, $42.5 million, and $41.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, and includes amortization of capital leases. Amortization associated with capitalized software development totaled $29.7 million, $27.2 million, and $23.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$314,245	$(140,622)	$173,623	3-12 years—straight line
Premium on purchased credit card portfolios	156,203	(82,988)	73,215	5-10 years—straight line, accelerated
Collector database	68,652	(61,091)	7,561	30 years—15% declining balance
Customer database	175,377	(96,363)	79,014	4-10 years—straight line
Noncompete agreements	1,045	(970)	75	2 years—straight line
Tradenames	38,155	(7,411)	30,744	5-15 years—straight line
Purchased data lists	23,776	(16,712)	7,064	1-5 years—straight line, accelerated
	$777,453	$(406,157)	$371,296
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$789,803	$(406,157)	$383,646

	December 31, 2010
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$211,413	$(123,932)	$87,481	5-10 years—straight line
Premium on purchased credit card portfolios	151,430	(63,115)	88,315	3-10 years—straight line, accelerated
Collector database	70,211	(61,075)	9,136	30 years—15% declining balance
Customer databases	175,397	(76,002)	99,395	4-10 years—straight line
Noncompete agreements	1,062	(668)	394	2-3 years—straight line
Tradenames	14,169	(5,070)	9,099	5 -10 years—straight line
Purchased data lists	20,506	(12,285)	8,221	1-5 years— straight line, accelerated
	$644,188	$(342,147)	$302,041
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$656,538	$(342,147)	$314,391

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

With the Aspen acquisition on May 31, 2011, the Company acquired $140.0 million of intangible assets, consisting of $116.0 million of customer relationships and $24.0 million of trade names, which are being amortized over a weighted average life of 8.3 years and 15 years, respectively. See Note 4, “Acquisition,” for more information on the Aspen acquisition.

With the J.Jill portfolio acquisition in February 2011, the Company acquired $4.8 million of intangible assets consisting of a customer relationship of $2.6 million and a marketing relationship of $2.2 million, which are each being amortized over a weighted average life of 7.0 years. See Note 6, “Credit Card Receivables,” for more information on the J.Jill portfolio acquisition.

With the acquisition of DMS in July 2010, the Company acquired $67.6 million of intangible assets. These assets included $49.8 million of customer relationships, $15.0 million of customer databases, $2.5 million of trade names and $0.3 million for noncompete agreements. These assets are being amortized over a weighted average life of 7.7 years, 4.0 years, 10.0 years and 2.0 years, respectively. See Note 4, “Acquisition,” for more information on the acquisition of DMS.

In the 2009 acquisition of the Charming Shoppes’ portfolio, the Company acquired $67.2 million of intangible assets. The assets included in premium on purchased credit card portfolios are comprised of a marketing relationship of $48.0 million and a customer relationship of $19.2 million, which are being amortized over a weighted average life of 10 years and 5.1 years, respectively. See Note 4, “Acquisition,” for more information on the Charming Shoppes’ portfolio acquisition.

Amortization expense related to the intangible assets was approximately $78.7 million, $73.5 million, and $60.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For Years Ending December 31,
(In thousands)
2012	$80,016
2013	73,020
2014	63,757
2015	46,663
2016	32,339
2017 & thereafter	75,501

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010, respectively, are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2009	$234,613	$669,930	$261,732	$—	$1,166,275
Goodwill acquired during year	—	43,874	—	—	43,874
Effects of foreign currency translation	12,317	(643)	—	—	11,674
December 31, 2010	246,930	713,161	261,732	—	1,221,823
Goodwill acquired during year	—	232,910	—	—	232,910
Effects of foreign currency translation	(5,233)	(137)	—	—	(5,370)
December 31, 2011	$241,697	$945,934	$261,732	$—	$1,449,363

The Company completed annual impairment tests for goodwill on July 31, 2011, 2010 and 2009 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2012, unless events occur or circumstances indicate an impairment may have occurred.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2011	2010
	(In thousands)
Accrued payroll and benefits	$113,083	$92,283
Accrued taxes	30,447	22,551
Accrued other liabilities	63,091	53,744
Accrued expenses	$206,621	$168,578

11. DEBT

Debt consists of the following:

Description	December 31, 2011	December 31, 2010	Maturity	Interest Rate
	(Dollars in thousands)
Certificates of deposit:
Certificates of deposit	$1,353,775	$859,100	Three months to seven years	0.15% to 5.25%
Less: current portion	(642,567)	(442,600)
Long-term portion	$711,208	$416,500

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$1,562,815	$1,772,815	Various - Apr 2012 – Oct 2016	1.68% to 7.00%
Floating rate asset-backed term note securities	703,500	1,153,500	Various - Apr 2012 – Apr 2013	(1)
Conduit asset-backed securities	993,972	733,827	Various - Jun 2012 – Sept 2012	1.30% to 2.03%
Total asset-backed securities – owed to securitization investors	3,260,287	3,660,142
Less: current portion	(1,694,198)	(1,743,827)
Long-term portion	$1,566,089	$1,916,315

Long-term and other debt:
2011 credit facility	$410,000	$—	May 2016	(2)
2011 term loan	782,594	—	May 2016	(2)
2006 credit facility	—	300,000	—	—
Series B senior notes	—	250,000	—	—
2009 term loan	—	161,000	—	—
2010 term loan	—	236,000	—	—
Convertible senior notes due 2013	711,480	659,371	August 2013	1.75%
Convertible senior notes due 2014	279,365	257,687	May 2014	4.75%
Capital lease obligations and other debt (3)	35	5,714	July 2013	7.10%
Total long-term and other debt	2,183,474	1,869,772
Less: current portion	(19,834)	(255,679)
Long-term portion	$2,163,640	$1,614,093

(1)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate (“LIBOR”) as defined in the respective agreements plus a margin of 0.1% to 2.5% as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 5.75% at December 31, 2011.

(2)	At December 31, 2011, the weighted average interest rate for the 2011 Credit Facility and 2011 Term Loan was 2.35% and 2.30%, respectively.

(3)	The Company has other minor borrowings, primarily capital leases.

As of December 31, 2011, the Company was in compliance with its covenants.

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

Total availability under the 2011 Credit Facility at December 31, 2011 was $382.5 million.

Series B Senior Notes

On May 16, 2006, the Company entered into a senior note purchase agreement and issued and sold $250.0 million aggregate principal amount of 6.14% Series B Notes due May 16, 2011 (the “Series B Senior Notes”). The Series B Senior Notes accrued interest on the unpaid balance thereof at the rate of 6.14% per annum, respectively, from May 16, 2006, payable semiannually, on May 16 and November 16 in each year, commencing with November 16, 2006, until the principal has become due and payable. The note purchase agreement included usual and customary negative covenants and events of default for transactions of this type. The Series B Senior Notes were unsecured. The payment obligations under the Series B Senior Notes were guaranteed by certain of the Company’s existing and future subsidiaries, including ADS Alliance Data Systems, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management, LLC and ADS Foreign Holdings, Inc. Alliance Data Retail Services, LLC became a guarantor of the Series B Senior Notes on December 31, 2010.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The cost of the 2013 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2013 Convertible Note Warrants, was approximately $107.6 million. The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants are generally expected to offset the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes due 2013 to the extent that the Company’s common stock price does not exceed $112.14 at the time of the exercise of the 2013 Convertible Note Warrants. The Company accounted for the 2013 Convertible Note Hedges and 2013 Convertible Note Warrants in accordance with the guidance in ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity.” The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants meet the requirements under ASC 815-40 to be accounted for as equity instruments. Accordingly, the cost of the 2013 Convertible Note Hedges and the proceeds from the sale of the 2013 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2011.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The cost of the 2014 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2014 Convertible Note Warrants, was approximately $50.7 million. The 2014 Convertible Note Hedges and 2014 Convertible Note Warrants are generally expected to offset the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes due 2014 to the extent that the Company’s common stock price does not exceed $70.54 at the time of the exercise of the 2014 Convertible Note Warrants. The Company accounted for the 2014 Convertible Note Hedges and 2014 Convertible Note Warrants as equity instruments in accordance with the guidance in ASC 815-40. Accordingly, the cost of the 2014 Convertible Note Hedges and the proceeds from the sale of the 2014 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2011.

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

The table below summarizes the carrying value of the components of the convertible senior notes:

	December 31,
	2011	2010
	(In thousands)
Carrying amount of equity component	$368,678	$368,678
Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(159,155)	(232,942)
Net carrying value of liability component	$990,845	$917,058
If-converted value of common stock	$1,818,048	$1,243,605

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at December 31, 2011, is a weighted-average period of 1.8 years.

Interest expense on the convertible senior notes recognized in the Company’s consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$30,475	$30,475	$23,556
Amortization of discount on liability component	73,787	66,131	52,677
Total interest expense on convertible senior notes	$104,262	$96,606	$76,233
Effective interest rate (annualized)	11.0%	11.0%	11.0%

Certificates of Deposit

Terms of the certificates of deposit range from three months to seven years with annual interest rates ranging from 0.15% to 5.25% at December 31, 2011 and 0.20% to 5.25% at December 31, 2010. Interest is paid monthly and at maturity.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Asset-backed Term Notes

In September 2004, Master Trust I issued $450.0 million of term asset-backed securities to investors. The offering consisted of $355.5 million of Class A Series 2004-C asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.20% spread per year, $16.9 million of Class M Series 2004-C asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.40% spread per year, $21.4 million of Class B Series 2004-C asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 0.60% spread per year and $56.2 million of Class C Series 2004-C asset-backed term notes that have a variable interest rate based on LIBOR as defined in the offering plus a 1.25% spread per year. The variable interest rates were swapped to a specified fixed interest rate of 2.15% and 1.41%, plus the respective spread percentage for each note, for interest periods March 15, 2010 to March 14, 2011 and March 15, 2011 to maturity, respectively. These notes matured and were repaid in September 2011.

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

In April 2009, Master Trust I issued $708.9 million of term asset-backed securities to investors, including those participating in the U.S. government’s Term Asset-Backed Securities Loan Facility, or TALF, program. The offering consisted of $560.0 million of Class A Series 2009-A asset-backed term notes that have a fixed interest rate of 4.60% per year, $26.6 million of Class M Series 2009-A asset-backed notes that have a fixed interest rate of 6.00% per year, $33.7 million of Class B Series 2009-A asset-backed term notes that have a fixed interest rate of 7.50% per year and $88.6 million of Class C Series 2009-A asset-backed term notes that have a fixed interest rate of 9.00% per year. As part of this transaction, the Company retained all of the $148.9 million of subordinated classes of notes. The retained subordinated classes of notes were eliminated from the consolidated financial statements. These notes matured and were repaid in November 2011.

In August 2009, Master Trust I issued $949.3 million of term asset-backed securities to investors, including those participating in the U.S. government’s TALF program. The offering consisted of $500.0 million of Series 2009-B asset-backed term notes (the “2009 Series B Notes”), $139.2 million of Series 2009-C asset-backed term notes (the “2009 Series C Notes”) and $310.1 million of Series 2009-D asset-backed term notes (the “2009 Series D Notes”). The 2009 Series B Notes will mature in July 2012 and are comprised of $395.0 million of Class A notes that have a fixed interest rate of 3.79% per year and $18.7 million of Class M, $23.8 million of Class B, and $62.5 million of Class C zero-coupon bonds which were retained by the Company. The 2009 Series D Notes will mature in July 2013 and are comprised of $245.0 million of Class A notes that have a fixed interest rate of 4.66% per year and $11.6 million of Class M, $14.7 million of Class B, and $38.8 million of Class C zero-coupon bonds which were retained by the Company. The retained subordinated classes of notes are eliminated from the consolidated financial statements. The 2009 Series C Notes matured and were repaid in July 2010.

In October 2009, as part of the Charming Shoppes’ acquisition, the Company assumed operations associated with Charming Shoppes’ securitization master trust which, in 2007, issued $320.0 million of asset-backed securities to investors. The offering consisted of $211.2 million of Class A Series 2007-1 asset-backed term notes (the “2007 Series A Notes”), $19.2 million of Class M Series 2007-1 asset-backed term notes (the “2007 Series M Notes”), $30.4 million of Class B Series 2007-1 asset-backed term notes (the 2007 Series B Notes”), $28.8 million of Class C Series 2007-1 asset-backed term notes (“2007 Series C Notes”), and $30.4 million of Class D Series 2007-1 asset-backed term notes (the “2007 Series D Notes”). The 2007 Series A Notes will mature in November 2012 and are comprised of $153.8 million of Class A-1 notes that have a variable interest rate based on LIBOR as defined in the offering plus a 1.25% spread per year, swapped to a specified fixed interest rate of 5.06% plus the respective spread percentage, and $57.4 million of Class A-2 notes that have a fixed interest rate of 6.15%. The 2007 Series M Notes will mature in December 2012 and are comprised of $4.0 million of Class M-1 notes that have a variable interest rate based on LIBOR as defined in the offering plus a 1.65% spread per year, swapped to a specified fixed interest rate of 5.08% plus the respective spread percentage, and $15.2 million of Class M-2 notes that have a fixed interest rate of 6.56%. The 2007 Series B Notes will mature in January 2013 and are comprised of $16.9 million of Class B-1 notes that have a variable interest rate based on LIBOR as defined in the offering plus a 2.00% spread per year, swapped to a specified fixed interest rate of 5.08% plus the respective spread percentage, and $13.5 million of Class B-2 notes that have a fixed interest rate of 6.91%. The 2007 Series C Notes will mature in February 2013 and have a variable interest rate based on LIBOR as defined in the offering plus a 2.50% spread per year. The 2007 Series D Notes were retained by the Company and are eliminated from the consolidated financial statements.

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

In July 2010, Master Trust I issued $450.0 million of term asset-backed securities to investors. The offering consisted of $355.5 million of Class A Series 2010-A asset-backed notes that have a fixed interest rate of 3.96% per year, $16.9 million of Class M Series 2010-A asset-backed notes that have a fixed interest rate of 5.20% per year, $21.4 million of Class B Series 2010-A asset-backed notes that have a fixed interest rate of 6.75% per year and $56.2 million of Class C Series 2010-A asset-backed notes that have a fixed interest rate of 5.00% per year. The Class A, Class M, Class B and Class C notes will all mature in June 2015. The Class C Series 2010-A notes were retained by the Company and are eliminated from the consolidated financial statements.

In November 2011, Master Trust I issued $443.0 million of term asset-backed securities to investors. The offering consisted of $316.5 million of Series 2011-A asset-backed term notes (the “Series 2011 A Notes”) and $126.5 million of Series 2011-B asset-backed term notes (the “Series 2011 B Notes”). The Series 2011 A Notes will mature in October 2014 and are comprised of $250.0 million of Class A notes that have a fixed interest rate of 1.68% per year and $11.9 million of Class M, $15.0 million of Class B, and $39.6 million of Class C bonds which were retained by the Company. The Series 2011 B Notes will mature in October 2016 and are comprised of $100.0 million of Class A notes that have a fixed interest rate of 2.45% per year and $4.7 million of Class M, $6.0 million of Class B, and $15.8 million of Class C bonds which were retained by the Company. With the consolidation of the WFN Trusts, the Class M, Class B and Class C Series 2011 A Notes and Class M, Class B and Class C Series 2011 B Notes are eliminated from the consolidated financial statements. Proceeds from the offering were used to refinance the Series 2009-A asset-backed term notes, which matured in November 2011.

Conduit Facilities

During the second quarter of 2011, the Company renewed its $1.2 billion 2009-VFN conduit facility under Master Trust I and its $275.0 million 2009-VFN conduit facility under the WFC Trust, extending their maturities to June 13, 2012 and June 1, 2012, respectively.

In September 2011, the Company renewed its 2009-VFC1 conduit facility under Master Trust III, extending the maturity to September 28, 2012 and reducing the total capacity from $550.0 million to $400.0 million.

Maturities

Debt at December 31, 2011 matures as follows:

Year	Long-term and Other Debt	Asset-backed Securities Debt and Certificates of Deposit	Total
	(In thousands)
2012	$19,834	$2,336,765	$2,356,599
2013 (1)	834,732	1,025,849	1,860,581
2014 (2)	384,625	514,834	899,459
2015	39,625	485,324	524,949
2016	1,063,813	231,494	1,295,307
Thereafter	—	19,796	19,796
Total maturities	2,342,629	4,614,062	6,956,691
Unamortized discount on convertible senior notes	(159,155)	—	(159,155)
	$2,183,474	$4,614,062	$6,797,536

(1)	Long-term and Other Debt includes $805.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2013.

(2)	Long-term and Other Debt includes $345.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2014.

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

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at December 31, 2011 and 2010 in the consolidated balance sheets:

	December 31, 2011		December 31, 2010
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate contracts not designated as hedging instruments	$703,500	1.37	$1,153,500	1.72

	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$4,739	Other current liabilities	$4,754
Interest rate contracts not designated as hedging instruments	Other liabilities	$33,364	Other liabilities	$65,257

The following table summarizes activity related to and identifies the location of the Company’s outstanding interest rate contracts for the years ended December 31, 2011 and 2010 recognized in the consolidated statements of income:

	Years Ended December 31,
	2011		2010
	Income Statement Location	Gain on Derivative Contracts	Income Statement Location	Gain on Derivative Contracts
	(In thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$31,728	Securitization funding costs	$8,725

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2011, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At December 31, 2011, these thresholds were not breached and no amounts were held as collateral by the Company.

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

•
Service element. The service element consists of marketing and administrative services. Revenue related to the service element is determined in accordance with ASU 2009-13. It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method is no longer utilized for new sponsor agreements entered into on or after January 1, 2011 or existing sponsor agreements materially modified subsequent to that date; for these agreements, the Company measures the service element at its estimated selling price.

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

In May 2008, LoyaltyOne secured a comprehensive long-term renewal and expansion agreement with Bank of Montreal (“BMO”), as a sponsor in its AIR MILES Reward Program, pursuant to which BMO transferred to the Company the responsibility of reserving for costs associated with the redemption of AIR MILES reward miles issued by BMO as a sponsor. Historically, due to the nature of their contractual arrangement, miles issued by BMO had been excluded from the Company’s estimate of breakage as BMO had the responsibility of redemption, and therefore, no breakage estimate was required. However, changing the nature of the agreement required the Company to include these miles in its analysis, which impacted the redemption rate and the Company’s estimate of breakage. After evaluating the impact of this transaction, the Company changed its estimate of breakage from approximately one-third to 28%. The change in estimate had no impact on the total redemption liability, but reduced the amount of deferred breakage within the redemption liability that is expected to be recognized over the expected life of the mile.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2009	$306,336	$839,810	$1,146,146
Cash proceeds	187,398	501,474	688,872
Revenue recognized	(171,644)	(511,416)	(683,060)
Other	—	5,673	5,673
Effects of foreign currency translation	17,424	46,187	63,611
December 31, 2010	339,514	881,728	1,221,242
Cash proceeds	220,128	577,098	797,226
Revenue recognized	(192,284)	(572,499)	(764,783)
Other	—	1,228	1,228
Effects of foreign currency translation	(8,385)	(20,092)	(28,477)
December 31, 2011	$358,973	$867,463	$1,226,436
Amounts recognized in the consolidated balance sheets:
Current liabilities	$168,788	$867,463	$1,036,251
Non-current liabilities	$190,185	$—	$190,185

Effective from December 31, 2011, LoyaltyOne implemented an expiry policy, such that all existing and future AIR MILES reward miles will have an expiry of five years.

In December 2011, LoyaltyOne introduced a new program option, AIR MILES Cash. Collectors will have the ability to allocate some or all of their future AIR MILES reward miles collected into AIR MILES Cash, but collectors will not have the ability to transfer existing or future AIR MILES reward miles collected between the two programs. AIR MILES Cash will enable collectors to instantly redeem their AIR MILES reward miles in-store towards purchases at participating sponsors starting in March 2012.

13. COMMITMENTS AND CONTINGENCIES

Cyber Incident

On March 30, 2011, an incident was detected where a subset of Epsilon clients’ customer data was exposed by an unauthorized entry into Epsilon’s email system. The information obtained was limited to email addresses and/or customer names only. Client marketing campaigns were restarted and Epsilon’s email volumes have not been, and are not expected to be, significantly impacted. The Company has not incurred, and does not expect it will incur, any significant costs arising from the incident. The incident did not, and is not expected to have, a material impact to the Company’s liquidity, capital resources or results of operations.

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $167.9 million at December 31, 2011, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

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

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $61.4 million, $54.4 million, and $53.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2011, are:

Year	Operating Leases	Capital Leases
	(In thousands)
2012	$58,117	$23
2013	49,515	14
2014	40,910	—
2015	35,625	—
2016	31,010	—
Thereafter	73,604	—
Total	$288,781	37
Less amount representing interest		(2)
Total present value of minimum lease payments		$35

Regulatory Matters

During the third quarter of 2010, the Company’s credit card bank subsidiary, World Financial Network National Bank, changed its location to Wilmington, Delaware.  The change was accomplished through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. None of the bank’s assets, liabilities or contemplated business purposes changed as a result of this merger.

During the third quarter of 2011, World Financial Network National Bank converted from a national banking association and limited purpose credit card bank to a Delaware State FDIC-insured bank and limited purpose credit card bank and changed its name to World Financial Network Bank. WFNB is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (“FDIC”). As a result, agreements previously entered into with, or required by, the Office of the Comptroller of the Currency, the bank’s former primary regulator, were also terminated. WFNB remains subject to regulation by the Board of the Governors of the Federal Reserve System.

Quantitative measures established by regulations to ensure capital adequacy require WFNB to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, WFNB is considered well capitalized. As of December 31, 2011, WFNB’s Tier 1 capital ratio was 14.9%, total capital ratio was 16.2% and leverage ratio was 14.4%, and WFNB was not subject to a capital directive order.

The Company’s industrial bank, WFCB, is authorized to do business by the State of Utah and the FDIC. WFCB is subject to capital ratios and paid-in capital minimums and must maintain adequate allowances for loan loss. As of December 31, 2011, WFCB was in compliance with these requirements.

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

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2011, the Company had approximately 29.9 million cardholders, having unused lines of credit averaging $1,087 per account.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material effect on its business or financial condition, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On January 27, 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $275.1 million of the Company’s outstanding common stock, from February 5, 2010 through December 31, 2010. On September 13, 2010, the Company’s Board of Directors authorized a new stock repurchase program, replacing the repurchase program authorized in January 2010, to acquire up to $400.0 million of the Company’s outstanding common stock from September 13, 2010 through December 31, 2011.

For the years ended December 31, 2011 and 2010, the Company acquired a total of 2,885,566 and 2,503,476 shares, respectively, of its common stock for approximately $240.9 million and $148.7 million, respectively. For the year ended December 31, 2009, the Company acquired a total of 12,699,988 shares of its common stock for approximately $520.8 million. The 2009 share repurchases included 1,857,400 shares purchased under prepaid forward contracts for approximately $74.9 million, which shares are to be delivered over a settlement period in 2014. As of December 31, 2011, the Company had $87.1 million available under the stock repurchase program that was authorized in September 2010 and expired on December 31, 2011.

On December 13, 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company’s outstanding common stock from January 1, 2012 through December 31, 2012, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

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

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2011, 2010 and 2009, is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of operations	$25,766	$27,608	$29,256
General and administrative	17,720	22,486	24,356
Total	$43,486	$50,094	$53,612

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation expense for the Company’s utility services business was approximately $0.1 million for the year ended December 31, 2009. These amounts have been included in the loss from discontinued operations in the consolidated statements of income. There was no stock-based compensation expense related to discontinued operations in the years ended December 31, 2010 and 2011.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. The Company revised its annual forfeiture rate from 8% to 5% in 2010 as actual forfeitures were less than anticipated. Accordingly, in December 2010, the Company recognized an additional $5.9 million of stock compensation expense related to the revision of its annual forfeiture rate. As of December 31, 2011, there was approximately $55.5 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Awards

During 2011, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock units is estimated using the Company’s closing share price on the date of grant. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest ratably over a three year period if specified performance measures tied to the Company’s financial performance are met.

	Performance- Based	Service- Based	Total
Balance at December 31, 2008	1,817,190	1,736,700	3,553,890
Shares granted	725,519	162,248	887,767
Shares vested	(580,850)	(684,492)	(1,265,342)
Shares cancelled	(235,102)	(75,445)	(310,547)
Balance at December 31, 2009	1,726,757	1,139,011	2,865,768
Shares granted	393,900	210,026	603,926
Shares vested	(240,941)	(544,093)	(785,034)
Shares cancelled	(92,243)	(31,219)	(123,462)
Balance at December 31, 2010	1,787,473	773,725	2,561,198
Shares granted	457,180	158,539	615,719
Shares vested	(373,099)	(543,643)	(916,742)
Shares cancelled (1)	(1,014,982)	(43,432)	(1,058,414)
Balance at December 31, 2011	856,572	345,189	1,201,761
Outstanding and Expected to Vest			1,085,644

(1)
In March 2009, the Company determined that it was no longer probable that the specified performance measures associated with certain performance-based restricted stock units that were granted during 2008 and January 2009 would be achieved. The Company did not recognize stock-based compensation expense related to those awards no longer probable to vest. A total of 939,190 shares related to these certain performance-based restricted stock units did not meet the specified performance criteria and thus did not vest, resulting in their cancellation during the year ended December 31, 2011.

The weighted average grant-date fair value per share was $83.28 for restricted stock unit awards granted for the year ended December 31, 2011. The weighted-average remaining contractual life for unvested restricted stock units was 1.5 years at December 31, 2011.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant. No stock option awards were granted during the years ended December 31, 2011, 2010 and 2009. In 2007, the fair value of each option award was estimated on the date of grant using a binomial lattice model.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balance at December 31, 2008	3,614	$32.90	3,245	$30.39
Granted	—	—
Exercised	(1,070)	57.85
Forfeited	(63)	50.89
Balance at December 31, 2009	2,481	$36.05	2,380	$34.90
Granted	—	—
Exercised	(1,040)	30.00
Forfeited	(19)	62.81
Balance at December 31, 2010	1,422	$40.12	1,422	$40.12
Granted	—	—
Exercised	(670)	37.24
Forfeited	(12)	31.46
Balance at December 31, 2011	740	$42.87	740	$42.87
Vested and Expected to Vest (1)	740	$42.87

(1)	All options outstanding at December 31, 2011 are vested and there were no remaining options expected to vest.

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $33.9 million, $42.3 million and $35.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received cash proceeds of approximately $24.9 million from stock options exercised during the year ended December 31, 2011.

All options outstanding as of December 31, 2011 are vested and exercisable. The aggregate intrinsic value of these stock options as of December 31, 2011 was approximately $45.1 million. The weighted average remaining contractual life of stock options exercisable vested and expected to vest as of December 31, 2011 was approximately 3.1 years.

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

During the year ended December 31, 2011, the Company issued 55,931 shares of common stock under the ESPP at a weighted-average issue price of $80.02. Since its adoption, 908,802 shares of common stock have been issued under the ESPP.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

401(k) Retirement Savings Plan

The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. Contributions made by employees or by the Company to the 401(k) and Retirement Savings Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan covers U.S. employees, who are at least 21 years old, of ADS Alliance Data Systems, Inc., one of the Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts this 401(k) and Retirement Savings Plan. The Company, and all of its U.S. subsidiaries, are currently covered under the 401(k) and Retirement Savings Plan.

The Company amended its 401(k) and Retirement Savings Plan effective January 1, 2008 to better benefit the majority of Company employees. The 401(k) and Retirement Savings Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the 401(k) and Retirement Savings Plan immediately upon joining the Company and after six months of employment begin receiving company matching contributions. In addition, seasonal or “on-call” employees must complete a year of eligibility service before they may participate in the 401(k) and Retirement Savings Plan. On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar an employee contributes is matched for savings of more than three percent and up to five percent of pay. All company matching contributions are immediately vested. In addition to the company match, the Company may make an additional annual discretionary contribution based on the Company’s profitability. This contribution, subject to Board of Director approval, is based on a percentage of pay and is subject to a separate three-year vesting schedule. The discretionary contribution vests in full upon achieving three years of service for participants with less than three years of service. All of these contributions vest immediately if the participating employee has more than three years of service, attains age 65, becomes disabled, dies or if the 401(k) and Retirement Savings Plan terminates. Company matching and discretionary contributions for the years ended December 31, 2011, 2010 and 2009 were $14.0 million, $8.8 million, and $12.4 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2011, 850,020 of such shares remain available for issuance.

Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group (“GRSP”), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan (“DPSP”) is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches up to 5% of contributions dollar-for-dollar. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions for the years ended December 31, 2011, 2010 and 2009 were $2.0 million, $1.8 million, and $1.5 million, respectively.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax effect, are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$315,286	$193,737	$143,734
Adoption of ASC 860 and ASC 810 (1)	—	55,881	—
Unrealized gain (loss) on securities available-for-sale	27,035	(12,939)	(23,912)
Foreign currency translation adjustments (2)	(15,591)	(11,701)	6,020
Total comprehensive income, net of tax	$326,730	$224,978	$125,842

(1)
These amounts related to retained interests in the WFN Trusts and the WFC Trust were previously reflected in accumulated other comprehensive income. Upon the adoption of ASC 860 and ASC 810, which were effective January 1, 2010, these interests and related accumulated other comprehensive income have been reclassified, derecognized or eliminated upon consolidation.

(2)	Primarily related to the impact of changes in the Canadian currency exchange rate.

The components of accumulated other comprehensive income are as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)
Unrealized gain (loss) on securities available-for-sale	$6,953	$(75,963)
Adoption of ASC 860 and ASC 810 (1)	—	55,881
Unrealized foreign currency loss	(30,009)	(14,418)
Total accumulated other comprehensive loss	$(23,056)	$(34,500)

(1)	These amounts related to unrealized gain (loss) on securities available-for-sale; thus, amounts have been classified accordingly for the year ended December 31, 2011.

17. INCOME TAXES

The Company files a consolidated federal income tax return.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Components of income from continuing operations before income taxes:
Domestic	$332,010	$159,227	$127,939
Foreign	182,085	151,663	135,007
Total	$514,095	$310,890	$262,946
Components of income tax expense are as follows:
Current
Federal	$71,843	$17,940	$4,645
State	9,415	9,341	3,586
Foreign	70,514	68,910	60,521
Total current	151,772	96,191	68,752
Deferred
Federal	46,459	20,354	653
State	3,482	937	4,889
Foreign	(2,904)	(2,230)	11,933
Total deferred	47,037	19,061	17,475
Total provision for income taxes	$198,809	$115,252	$86,227

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Expected expense at statutory rate	$179,933	$108,812	$92,031
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	8,383	6,680	5,280
Foreign earnings at other than United States rates	(7,131)	(6,320)	(3,137)
Non-deductible expenses	5,047	4,626	4,625
Canadian tax rate reductions	7,188	11,209	14,159
Net impact of foreign tax credits	5,228	(3,156)	(8,333)
Non-taxable gain on business acquisition	—	—	(7,429)
Reduction of prior year tax positions	—	(7,326)	(6,550)
Lapse of statute of limitations	(704)	(1,145)	(4,891)
Other	865	1,872	472
Total	$198,809	$115,252	$86,227

Deferred tax assets and liabilities consist of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets
Deferred revenue	$155,386	$155,024
Allowance for doubtful accounts	179,860	199,915
Net operating loss carryforwards and other carryforwards	129,449	166,873
Derivatives	15,230	26,599
Depreciation	—	3,685
Stock-based compensation and other employee benefits	20,196	19,799
Accrued expenses and other	40,506	30,144
Total deferred tax assets	540,627	602,039
Valuation allowance	(82,517)	(92,699)
Deferred tax assets, net of valuation allowance	458,110	509,340
Deferred tax liabilities
Deferred income	$168,769	$166,029
Convertible note hedges	14,317	20,277
Depreciation	7,724	—
Intangible assets	123,335	79,701
Total deferred tax liabilities	314,145	266,007
Net deferred tax asset	$143,965	$243,333

Amounts recognized in the consolidated balance sheets:
Current assets	$252,303	$279,752
Non-current assets	$43,408	$46,218
Non-current liabilities	$151,746	$82,637
Total – Net deferred tax asset	$143,965	$243,333

At December 31, 2011, the Company has approximately $24.5 million of U.S. federal net operating loss carryovers (“NOLs”), approximately $11.9 million of capital losses, and approximately $89.7 million of foreign tax credits (“credits”), which expire at various times through the year 2022. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs is subject to an annual limitation. In addition, at December 31, 2011, the Company has state income tax NOLs of approximately $461.9 million, state capital losses of approximately $11.9 million, and state credits of approximately $6.4 million available to offset future state taxable income. The state NOLs, capital losses and credits will expire at various times through the year 2031. The Company believes it is more likely than not that the capital losses and a portion of the credits and state NOLs will expire before being utilized. Therefore, in accordance with ASC 740-10, “Income Taxes—Overall—Initial Measurement,” the Company has established a valuation allowance on the total amount of capital losses and the portion of credits and state NOLs that the Company expects to expire prior to utilization.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Should certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital. The net tax impact resulting from the exercise of employee stock options and other employee stock programs that was recorded in additional paid-in capital was approximately $17.3 million, $12.5 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Canadian government has enacted laws that reduce the corporate income tax rates for years beginning in 2008. In December 2009, the Ontario government enacted a law to reduce the corporate income tax rates for years beginning in 2010. As a result of these rate reductions, the Company was required to book additional expense to reduce the net deferred tax asset in Canada related to the future lower income tax rates. The Company recorded $7.2 million, $11.2 million and $14.2 million of income tax expense for the years ended December 31, 2011, 2010 and 2009, respectively, related to these rate reductions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$51,147
Increases related to prior years’ tax positions	2,391
Decreases related to prior years’ tax positions	(2,337)
Increases related to current year tax positions	5,957
Settlements during the period	(2,026)
Lapses of applicable statutes of limitation	(932)
Balance at December 31, 2010	$54,200
Increases related to prior years’ tax positions	14,509
Decreases related to prior years’ tax positions	(5,497)
Increases related to current year tax positions	9,581
Settlements during the period	(2,569)
Lapses of applicable statutes of limitation	(680)
Balance at December 31, 2011	$69,544

Included in the balance at December 31, 2011 are tax positions reclassified from deferred tax liabilities. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $15.1 million at December 31, 2011. For the year ended December 31, 2011, the Company recorded a net release of approximately $0.3 million in potential interest and penalties with respect to unrecognized tax benefits.

At December 31, 2011, the Company had unrecognized tax benefits of approximately $37.1 million that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal or state and local income tax examinations for years before 2008 and are no longer subject to foreign income tax examinations by tax authorities for years before 2007.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$216,213	$216,213	$139,114	$139,114
Trade receivables, net	300,895	300,895	260,945	260,945
Credit card receivables, net	5,197,690	5,197,690	4,838,354	4,838,354
Redemption settlement assets, restricted	515,838	515,838	472,428	472,428
Cash collateral, restricted	158,727	158,727	185,754	185,754
Other investment securities	26,772	26,772	104,916	104,916
Financial liabilities
Accounts payable	149,812	149,812	121,856	121,856
Certificates of deposit	1,353,775	1,372,670	859,100	883,405
Asset-backed securities debt – owed to securitization investors	3,260,287	3,302,687	3,660,142	3,711,263
Long-term and other debt	2,183,474	3,071,661	1,869,772	2,393,124
Derivative financial instruments	38,103	38,103	69,831	69,831

Fair Value of Assets and Liabilities Held at December 31, 2011 and 2010

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

Cash collateral, restricted — The spread deposits are recorded at their fair value based on discounted cash flow models. The Company uses a valuation model that calculates the present value of estimated cash flows for each asset. The fair value is based on the weighted average life of the underlying securities and a discount rate. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.

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

Derivative financial instruments — The valuation of these instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-basat ed inputs, including interest rate curves and option volatility.

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

The following tables provide the assets carried at fair value measured on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
	Balance at December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,100	$—	$5,100	$—
Corporate bonds (1)	475,273	21,346	453,927	—
Cash collateral, restricted	158,727	—	—	158,727
Other investment securities (2)	26,772	3,043	23,729	—
Total assets measured at fair value	$665,872	$24,389	$482,756	$158,727

Derivative financial instruments (3)	$38,103	$—	$38,103	—
Total liabilities measured at fair value	$38,103	$—	$38,103	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance at December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$15,362	$—	$15,362	$—
Corporate bonds (1)	382,454	164,706	217,748	—
Cash collateral, restricted	185,754	—	—	185,754
Other investment securities (2)	104,916	86,881	18,035	—
Total assets measured at fair value	$688,486	$251,587	$251,145	$185,754

Derivative financial instruments (3)	$69,831	$—	$69,831	—
Total liabilities measured at fair value	$69,831	$—	$69,831	$—

(1)	Amounts are included in redemption settlement assets in the consolidated balance sheets.

(2)	Amounts are included in other current and non-current assets in the consolidated balance sheets.

(3)	Amounts are included in other current liabilities and other liabilities in the consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of December 31, 2011 and 2010:

Cash Collateral, Restricted
(In thousands)
December 31, 2010	$185,754
Total losses (realized or unrealized):
Included in earnings	(5,227)
Purchases	55,148
Issuances	17,722
Settlements	(94,670)
Transfers in or out of Level 3	—
December 31, 2011	$158,727

Losses for the period included in earnings related to assets still held at December 31, 2011	$(5,227)

	Corporate Bonds	Seller’s Interest	Due from Securitizations	Cash Collateral, Restricted
	(In thousands)
December 31, 2009	$73,866	$297,108	$775,570	$206,678
Adoption of ASC 860 and ASC 810	(73,866)	(297,108)	(775,570)	—
Total losses (realized or unrealized)
Included in earnings	—	—	—	(238)
Purchases, sales, issuances and settlements	—	—	—	(20,686)
Transfers in or out of Level 3	—	—	—	—
December 31, 2010	$—	$—	$—	$185,754

Losses for the period included in earnings related to assets still held at December 31, 2010	$—	$—	$—	$(238)

Corporate bonds, seller’s interest and due from securitizations were subsequently reclassified, derecognized or eliminated upon consolidation of the WFN Trusts and the WFC Trust as a result of the adoption of ASC 860 and ASC 810 on January 1, 2010. Gains and losses included in earnings attributable to cash collateral, restricted are included in interest in the consolidated statements of income.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the years ended December 31, 2011 and 2010, the Company had no impairments related to these assets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19. PARENT-ONLY FINANCIAL STATEMENTS

ADSC provides guarantees under the credit facilities on behalf of certain of its subsidiaries. Additionally, certain of the Company’s subsidiaries may be restricted in distributing cash or other assets to ADSC, which could be utilized to service its indebtedness. The stand alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2011	2010
	(In thousands)
Assets:
Cash and cash equivalents	$25	$140
Investment in subsidiaries	1,938,769	1,522,306
Intercompany receivables	1,011,347	885,310
Other assets	56,496	61,179
Total assets	$3,006,637	$2,468,935
Liabilities:
Current debt	$19,813	$250,000
Long-term debt	2,163,627	1,614,058
Intercompany payables	84,147	69,892
Other liabilities	563,084	511,891
Total liabilities	2,830,671	2,445,841
Stockholders’ equity	175,966	23,094
Total liabilities and stockholders’ equity	$3,006,637	$2,468,935

Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Interest from loans to subsidiaries	$10,197	$11,058	$15,428
Dividends from subsidiaries	343,676	215,125	1,101,641
Total revenue	353,873	226,183	1,117,069
Interest expense, net	159,088	168,913	120,363
Other expenses, net	646	281	194
Total expenses	159,734	169,194	120,557
Income before income taxes and equity in undistributed net income (loss) of subsidiaries	194,139	56,989	996,512
Benefit for income taxes	34,127	37,811	34,366
Income before equity in undistributed net income (loss) of subsidiaries	228,266	94,800	1,030,878
Equity in undistributed net income (loss) of subsidiaries	87,020	98,937	(887,144)
Net income	$315,286	$193,737	$143,734

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash used in operating activities	$(10,011)	$(43,096)	$(830,310)
Investing activities:
Payments for acquired businesses, net of cash acquired	(359,076)	(117,000)	—
Dividends received	343,676	215,125	1,101,641
Net cash (used in) provided by investing activities	(15,400)	98,125	1,101,641
Financing activities:
Borrowings under debt agreements	3,256,500	1,507,000	3,369,000
Repayment of borrowings	(3,010,906)	(1,458,000)	(3,091,000)
Excess tax benefits from stock-based compensation	15,028	12,959	9,040
Payment of deferred financing costs	(23,861)	(2,360)	(15,522)
Purchase of treasury shares	(240,877)	(148,717)	(445,891)
Proceeds from issuance of common stock	29,412	33,854	28,864
Proceeds from issuance of convertible note warrants	—	—	30,050
Payment for convertible note hedges	—	—	(80,765)
Purchase of prepaid forward contracts	—	—	(74,872)
Net cash provided by (used in) financing activities	25,296	(55,264)	(271,096)
(Decrease) increase in cash and cash equivalents	(115)	(235)	235
Cash and cash equivalents at beginning of year	140	375	140
Cash and cash equivalents at end of year	$25	$140	$375

20. SEGMENT INFORMATION

Operating segments are defined by ASC 280, “Segment Reporting,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the President and Chief Executive Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

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

In 2011, interest expense, net was allocated to each of the respective segments. All prior year segment information has been restated to conform to the current year presentation.

Additionally, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments. The Company’s utility services business and a terminated credit program have been classified as discontinued operations. See Note 5, “Discontinued Operations,” for additional information.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Year Ended December 31, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$844,774	$847,136	$1,488,998	$1,136	$(8,757)	$3,173,287
Adjusted EBITDA (1)	217,083	195,397	678,334	(76,407)	(5,088)	1,009,319
Stock compensation expense	7,202	11,816	6,748	17,720	—	43,486
Depreciation and amortization	20,253	90,111	35,480	7,309	—	153,153
Operating income (loss)	189,628	93,470	636,106	(101,436)	(5,088)	812,680
Interest expense, net	(383)	(68)	145,580	158,544	(5,088)	298,585
Income (loss) from continuing operations before income taxes	190,011	93,538	490,526	(259,980)	—	514,095
Capital expenditures	$18,331	$35,600	$13,485	$6,086	$—	$73,502

Year Ended December 31, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$799,534	$613,374	$1,386,274	$1,866	$(9,627)	$2,791,421
Adjusted EBITDA (1)	204,554	152,304	530,021	(57,875)	(6,464)	822,540
Stock compensation expense	10,266	9,481	7,861	22,486	—	50,094
Depreciation and amortization	23,823	77,743	35,164	6,496	—	143,226
Operating income (loss)	170,465	65,080	486,996	(86,857)	(6,464)	629,220
Interest expense, net	226	(33)	155,323	169,278	(6,464)	318,330
Income (loss) from continuing operations before income taxes	170,239	65,113	331,673	(256,135)	—	310,890
Capital expenditures	$16,049	$27,405	$19,681	$5,620	$—	$68,755

Year Ended December 31, 2009	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$715,091	$514,272	$707,593	$27,385	$—	$1,964,341
Adjusted EBITDA (1)	200,724	128,253	314,842	(53,742)	—	590,077
Stock compensation expense	12,227	8,815	8,199	24,371	—	53,612
Depreciation and amortization	21,772	69,941	25,720	7,853	—	125,286
Merger and other costs (2)	—	—	—	3,422	—	3,422
Operating income (loss)	166,725	49,497	280,923	(89,388)	—	407,757
Interest expense, net	880	(32)	27,077	116,886	—	144,811
Income (loss) from continuing operations before income taxes	165,845	49,529	253,846	(206,274)	—	262,946
Capital expenditures	$23,165	$14,277	$13,744	$1,784	$—	$52,970

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to income (loss) from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, merger and other costs, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA is presented in accordance with ASC 280 as it is the primary performance metric utilized to assess performance of the segment.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:

	United States	Canada	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2011	$2,264,336	$833,427	$75,524	$3,173,287
Year Ended December 31, 2010	$1,931,660	$785,549	$74,212	$2,791,421
Year Ended December 31, 2009	$1,179,583	$761,578	$23,180	$1,964,341
Long-lived assets
December 31, 2011	$1,957,094	$367,324	$48,864	$2,373,282
December 31, 2010	$1,722,691	$359,919	$60,007	$2,142,617

As of December 31, 2011, revenues from BMO represented approximately 11.1% of total revenue and are included in the LoyaltyOne segment.

21. NON-CASH FINANCING AND INVESTING ACTIVITIES

On January 1, 2010, the Company adopted ASC 860 and ASC 810 resulting in the consolidation of the WFN Trusts and the WFC Trust. However, based on the carrying amounts of the WFN Trusts’ and the WFC Trust’s assets and liabilities as prescribed by ASC 810, the consolidation of the trusts had the following non-cash impact to the financing and investing activities of the consolidated statements of cash flows for the year ended December 31, 2010 as follows:

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are presented below.

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share amounts)
Revenues	$740,436	$740,458	$844,844	$847,549
Operating expenses	528,528	548,667	617,165	666,247
Operating income	211,908	191,791	227,679	181,302
Interest expense, net	71,459	78,794	74,356	73,976
Income before income taxes	140,449	112,997	153,323	107,326
Provision for income taxes	54,073	43,974	59,342	41,420
Net income	$86,376	$69,023	$93,981	$65,906
Net income per share—basic	$1.69	$1.35	$1.86	$1.31
Net income per share—diluted	$1.56	$1.19	$1.60	$1.11

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share amounts)
Revenues	$663,537	$669,718	$702,443	$755,723
Operating expenses	505,339	509,338	532,434	615,090
Operating income	158,198	160,380	170,009	140,633
Interest expense, net	82,706	83,848	84,119	67,657
Income from continuing operations before income taxes	75,492	76,532	85,890	72,976
Provision for income taxes	28,838	29,212	32,831	24,371
Income from continuing operations	46,654	47,320	53,059	48,605
Loss from discontinued operations	—	—	—	(1,901)
Net income	$46,654	$47,320	$53,059	$46,704
Income from continuing operations per share—basic	$0.89	$0.89	$1.01	$0.94
Income from continuing operations per share—diluted	$0.84	$0.83	$0.96	$0.88
Net income per share—basic	$0.89	$0.89	$1.01	$0.90
Net income per share—diluted	$0.84	$0.83	$0.96	$0.84

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 27, 2012
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 27, 2012
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 27, 2012
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 27, 2012
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 27, 2012
Roger H. Ballou

/S/ LAWRENCE M. BENVENISTE, PH.D.	Director	February 27, 2012
Lawrence M. Benveniste, Ph.D.

/S/ D. KEITH COBB	Director	February 27, 2012
D. Keith Cobb

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 27, 2012
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 27, 2012
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 27, 2012
Robert A. Minicucci

Index

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Write-Offs Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts —Trade receivables:
Year Ended December 31, 2011	$4,350	$2,141	$547	$(4,632)	$2,406
Year Ended December 31, 2010	$6,736	$1,939	$16	$(4,341)	$4,350
Year Ended December 31, 2009	$7,172	$2,727	$(262)	$(2,901)	$6,736
Allowance for Loan Loss —Credit card receivables:
Year Ended December 31, 2011	$518,069	$300,316	$(10,000)	$(340,064)	$468,321
Year Ended December 31, 2010	$54,884	$387,822	$524,215	$(448,852)	$518,069
Year Ended December 31, 2009	$38,124	$52,259	$2,502	$(38,001)	$54,884

(1)	For the year ended December 31, 2010, a charge of $523,950 due to the adoption of ASC 860 and ASC 810 is included in the Allowance for Loan Loss – Credit card receivables.

S-II