Form 10-Q
period 2012-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2012-05-04
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 1, 2012, 50,354,665 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$399,044	$216,213
Trade receivables, less allowance for doubtful accounts ($4,255 and $2,406 at March 31, 2012 and December 31, 2011, respectively)	245,011	300,895
Credit card receivables:
Credit card receivables – restricted for securitization investors	4,540,464	4,886,168
Other credit card receivables	893,676	779,843
Total credit card receivables	5,434,140	5,666,011
Allowance for loan loss	(447,483)	(468,321)
Credit card receivables, net	4,986,657	5,197,690
Deferred tax asset, net	248,128	252,303
Other current assets	155,143	121,589
Redemption settlement assets, restricted	494,753	515,838
Assets of discontinued operations	830	2,439
Total current assets	6,529,566	6,606,967
Property and equipment, net	206,569	195,397
Deferred tax asset, net	46,862	43,408
Cash collateral, restricted	144,366	158,727
Intangible assets, net	365,779	383,646
Goodwill	1,455,084	1,449,363
Other non-current assets	154,090	142,741
Total assets	$8,902,316	$8,980,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$171,353	$149,812
Accrued expenses	181,393	206,621
Deposits	619,504	642,567
Asset-backed securities debt – owed to securitization investors	1,421,054	1,694,198
Current debt	22,972	19,834
Other current liabilities	99,265	105,888
Deferred revenue	1,017,122	1,036,251
Total current liabilities	3,532,663	3,855,171
Deferred revenue	196,764	190,185
Deferred tax liability, net	155,714	151,746
Deposits	668,290	711,208
Asset-backed securities debt – owed to securitization investors	1,488,750	1,566,089
Long-term and other debt	2,405,793	2,163,640
Other liabilities	160,769	166,244
Total liabilities	8,608,743	8,804,283
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 94,660 shares and 94,141 shares at March 31, 2012 and December 31, 2011, respectively	947	941
Additional paid-in capital	1,394,248	1,387,773
Treasury stock, at cost, 44,336 shares and 44,311 shares at March 31, 2012 and December 31, 2011, respectively	(2,323,217)	(2,320,696)
Retained earnings	1,246,233	1,131,004
Accumulated other comprehensive loss	(24,638)	(23,056)
Total stockholders’ equity	293,573	175,966
Total liabilities and stockholders’ equity	$8,902,316	$8,980,249

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues
Transaction	$82,744	$76,771
Redemption	188,466	149,760
Finance charges, net	376,315	342,142
Database marketing fees and direct marketing services	213,596	152,710
Other revenue	30,448	19,053
Total revenue	891,569	740,436
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	526,905	404,525
Provision for loan loss	49,327	67,666
General and administrative	23,999	20,939
Depreciation and other amortization	17,604	16,754
Amortization of purchased intangibles	21,115	18,644
Total operating expenses	638,950	528,528
Operating income	252,619	211,908
Interest expense
Securitization funding costs	22,329	30,986
Interest expense on deposits	5,963	5,693
Interest expense on long-term and other debt, net	37,360	34,780
Total interest expense, net	65,652	71,459
Income before income tax	$186,967	$140,449
Provision for income taxes	71,738	54,073
Net income	$115,229	$86,376

Basic income per share	$2.30	$1.69
Diluted income per share	$1.86	$1.56

Weighted average shares:
Basic	50,147	51,122
Diluted	61,849	55,412

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income	$115,229	$86,376
Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available-for-sale, net of tax benefit of $(26) and tax expense of $4 for the three months ended March 31, 2012 and 2011, respectively	1,484	(4,428)
Foreign currency translation adjustments	(3,066)	(3,144)
Total comprehensive income, net of tax	$113,647	$78,804

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,229	$86,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,719	35,398
Deferred income taxes	8,026	7,782
Provision for loan loss	49,327	67,666
Non-cash stock compensation	12,306	9,084
Fair value gain on interest-rate derivatives	(7,012)	(9,892)
Amortization of discount on convertible senior notes	19,750	17,695
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	33,947	14,434
Change in other assets	18,269	24,539
Change in accounts payable and accrued expenses	9,205	(46,160)
Change in deferred revenue	(39,157)	(16,375)
Change in other liabilities	(5,947)	30,521
Excess tax benefits from stock-based compensation	(11,713)	(9,473)
Other	(1,326)	(1,207)
Net cash provided by operating activities	239,623	210,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	34,585	4,410
Change in restricted cash	(44,763)	20,180
Change in credit card receivables	257,512	432,997
Purchase of credit card receivables	(97,653)	(42,696)
Change in cash collateral, restricted	16,024	(132,575)
Capital expenditures	(31,366)	(18,631)
Investments in the stock of an investee	—	(5,019)
Other	496	(7)
Net cash provided by investing activities	134,835	258,659

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	699,500	202,000
Repayments of borrowings	(473,953)	(77,318)
Issuances of deposits	136,760	75,000
Repayments of deposits	(202,741)	(103,400)
Borrowings from asset-backed securities	—	174,500
Repayments/maturities of asset-backed securities	(350,483)	(535,224)
Payment of capital lease obligations	(5)	(3,013)
Payment of deferred financing costs	(18,098)	(730)
Excess tax benefits from stock-based compensation	11,713	9,473
Proceeds from issuance of common stock	6,928	12,509
Purchase of treasury shares	(2,521)	(61,435)
Net cash used in financing activities	(192,900)	(307,638)

Effect of exchange rate changes on cash and cash equivalents	1,273	(161)
Change in cash and cash equivalents	182,831	161,248
Cash and cash equivalent at beginning of period	216,213	139,114
Cash and cash equivalents at end of period	$399,044	$300,362

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$49,466	$54,594
Income taxes paid, net	$34,685	$31,692

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries and its consolidated variable interest entities, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” ASU 2011-04 revises the application of the valuation premise of highest and best use of an asset. It also enhances disclosure requirements and requires entities to disclose, for their recurring Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and requires prospective application. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. See Note 9, “Financial Instruments,” for the Company’s required disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income (“OCI”) and its components in the statement of changes in equity and requires the presentation of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers the provision in ASU 2011-05 under which entities must present reclassification adjustments out of accumulated OCI by component in both the statement where net income is presented and the statement where OCI is presented. ASU 2011-05 is effective for interim and annual periods beginning after December 31, 2011 and requires retrospective application. The adoption of ASU 2011-05 only impacted financial statement presentation and did not have an impact on the Company’s financial condition, results of operations, or cash flows. See the Company’s unaudited condensed consolidated statements of comprehensive income for the requisite interim disclosures.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net Income	$115,229	$86,376
Denominator:
Weighted average shares, basic	50,147	51,122
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	7,667	2,789
Shares from assumed conversion of convertible note warrants	3,289	633
Net effect of dilutive stock options and unvested restricted stock	746	868
Denominator for diluted calculations	61,849	55,412

Basic net income per share	$2.30	$1.69
Diluted net income per share	$1.86	$1.56

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

Concurrently, with the issuance of the Convertible Senior Notes 2013 and the Convertible Senior Notes 2014, the Company entered into hedge transactions that are generally expected to offset the potential dilution of the shares from the assumed conversion of convertible senior notes.

The Company is also party to prepaid forward contracts to purchase 1,857,400 shares of its common stock that are to be delivered over a settlement period in 2014. The number of shares to be delivered under the prepaid forward contracts is used to reduce weighted-average basic and diluted shares outstanding.

For the three months ended March 31, 2011, the Company excluded 16.9 million warrants from the calculation of net income per share as the effect was anti-dilutive.

3. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	March 31, 2012	December 31, 2011
	(In thousands)
Principal receivables	$5,190,132	$5,408,862
Billed and accrued finance charges	210,180	221,357
Other receivables	33,828	35,792
Total credit card receivables	5,434,140	5,666,011
Less credit card receivables – restricted for securitization investors	4,540,464	4,886,168
Other credit card receivables	$893,676	$779,843

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the three months ended March 31, 2012 and 2011, actual charge-offs for unpaid interest and fees were $48.9 million and $56.2 million, respectively. In estimating the allowance for uncollectable unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net.

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	March 31, 2012	March 31, 2011
	(In thousands)
Balance at beginning of period	$468,321	$518,069
Provision for loan loss	49,327	67,666
Recoveries	28,850	25,866
Principal charge-offs	(99,015)	(123,896)
Other	—	1,915
Balance at end of period	$447,483	$489,620

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the delinquency trends of the Company’s credit card portfolio:

	March 31, 2012	% of Total	December 31, 2011	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$5,190,132	100%	$5,408,862	100%
Principal receivables balances contractually delinquent:
31 to 60 days	66,769	1.3%	78,272	1.4%
61 to 90 days	46,958	0.9	51,709	1.0
91 or more days	92,499	1.8	105,626	2.0
Total	$206,226	4.0%	$235,607	4.4%

Modified Credit Card Receivables

The Company holds certain credit card receivables for which the terms have been modified. Cash collections on these modified loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. The Company’s modified credit card loans include loans for which temporary hardship concessions have been granted and loans in permanent workout programs. These modified loans include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the loan if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to loans in these programs, there would not be a significant difference in the allowance for loan loss. Credit card receivables for which temporary hardship and permanent concessions were granted comprised $116.3 million  and $122.2 million, respectively, or less than 3%, of the Company’s total credit card receivables at each of March 31, 2012 and December 31, 2011.

The following tables provide information on credit card receivables that entered into a modification program during the specified periods:

	Three Months Ended March 31, 2012
	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	31,540	$28,238	$28,229

	Three Months Ended March 31, 2011
	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	44,072	$37,429	$35,383

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended March 31, 2012
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings, defaulted – credit card receivables	16,020	$15,462

	Three Months Ended March 31, 2011
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings, defaulted – credit card receivables	18,800	$19,003

Age of Credit Card Receivables

The following table sets forth, as of March 31, 2012, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,210	25.9%	$1,096,991	21.1%
13-24 Months	1,603	12.9	622,278	12.0
25-36 Months	1,298	10.5	602,557	11.6
37-48 Months	984	7.9	473,416	9.1
49-60 Months	808	6.5	379,070	7.3
Over 60 Months	4,496	36.3	2,015,820	38.9
Total	12,399	100.0%	$5,190,132	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring model is used as a tool in the underwriting process and for making credit decisions. The proprietary scoring model is based on historical data and requires various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card receivables by obligor credit quality as of March 31, 2012:

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score	$186,242	3.6%
27.1% and higher	214,738	4.1
17.1% - 27.0%	424,710	8.2
12.6% - 17.0%	508,390	9.8
3.7% - 12.5%	2,088,922	40.2
1.9% - 3.6%	1,166,685	22.5
Lower than 1.9%	600,445	11.6
Total	$5,190,132	100.0%

Portfolio Acquisitions

In March 2012, World Financial Network Bank acquired the existing private label credit card portfolio of Pier 1 Imports. The preliminary total purchase price was $97.7 million, which is subject to customary purchase price adjustments, and consisted of $96.2 million of credit card receivables and $1.5 million of intangible assets that are included in the unaudited condensed consolidated balance sheets as of March 31, 2012.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectable receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three months ended March 31, 2012 and 2011.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31, 2012	December 31, 2011
	(In thousands)
Total credit card receivables – restricted for securitization investors	$4,540,464	$4,886,168
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$80,554	$94,981

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net charge-offs of securitized principal	$62,805	$87,303

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

	March 31, 2012				December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$8,552	$—	$—	$8,552	$35,465	$—	$—	$35,465
Government bonds	5,102	127	—	5,229	4,948	152	—	5,100
Corporate bonds	473,043	8,532	(603)	480,972	468,894	7,416	(1,037)	475,273
Total	$486,697	$8,659	$(603)	$494,753	$509,307	$7,568	$(1,037)	$515,838

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2012 and December 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		March 31, 2012 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	18,656	(603)	18,656	(603)
Total	$—	$—	$18,656	$(603)	$18,656	$(603)

	Less than 12 months		December 31, 2011 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	65,043	(444)	18,124	(593)	83,167	(1,037)
Total	$65,043	$(444)	$18,124	$(593)	$83,167	$(1,037)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of March 31, 2012, the Company does not consider the investments to be other-than-temporarily impaired.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The net carrying value and estimated fair value of the securities at March 31, 2012 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$74,684	$74,573
Due after one year through five years	412,013	420,180
Total	$486,697	$494,753

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2012
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$314,245	$(148,859)	$165,386	3-12 years—straight line
Premium on purchased credit card portfolios	157,711	(87,670)	70,041	5-10 years—straight line, accelerated
Customer database	175,520	(101,590)	73,930	4-10 years—straight line
Collector database	70,147	(62,741)	7,406	30 years—15% declining balance
Tradenames	38,181	(8,180)	30,001	5-15 years—straight line
Purchased data lists	19,925	(13,298)	6,627	1-5 years—straight line, accelerated
Noncompete agreements	1,062	(1,024)	38	2 years—straight line
	$776,791	$(423,362)	$353,429
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$789,141	$(423,362)	$365,779

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$314,245	$(140,622)	$173,623	3-12 years—straight line
Premium on purchased credit card portfolios	156,203	(82,988)	73,215	5-10 years—straight line, accelerated
Customer database	175,377	(96,363)	79,014	4-10 years—straight line
Collector database	68,652	(61,091)	7,561	30 years—15% declining balance
Tradenames	38,155	(7,411)	30,744	5-15 years—straight line
Purchased data lists	23,776	(16,712)	7,064	1-5 years—straight line, accelerated
Noncompete agreements	1,045	(970)	75	2 years—straight line
	$777,453	$(406,157)	$371,296
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$789,803	$(406,157)	$383,646

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2011	$241,697	$945,934	$261,732	$—	$1,449,363
Effects of foreign currency translation	5,021	700	—	—	5,721
March 31, 2012	$246,718	$946,634	$261,732	$—	$1,455,084

6. DEBT

Debt consists of the following:

Description	March 31, 2012	December 31, 2011	Maturity	Interest Rate
	(Dollars in thousands)

Deposits:
Deposits	$1,287,794	$1,353,775	Various - April 2012 – January 2019	0.15% to 5.25%
Less: current portion	(619,504)	(642,567)
Long-term portion	$668,290	$711,208

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$1,562,815	$1,562,815	Various - April 2012 – October 2016	1.68% to 7.00%
Floating rate asset-backed term note securities	703,500	703,500	Various - April 2012 – April 2013	(1)
Conduit asset-backed securities	643,489	993,972	Various - June 2012 – September 2012	1.27% to 1.97%
Total asset-backed securities – owed to securitization investors	2,909,804	3,260,287
Less: current portion	(1,421,054)	(1,694,198)
Long-term portion	$1,488,750	$1,566,089

Long-term and other debt:
2011 credit facility	$15,000	$410,000	May 2016	(2)
2011 term loan	903,141	782,594	May 2016 or May 2017	(2)
Senior notes due 2020	500,000	—	April 2020	6.38%
Convertible senior notes due 2013	725,313	711,480	August 2013	1.75%
Convertible senior notes due 2014	285,282	279,365	May 2014	4.75%
Capital lease obligations	29	35	July 2013	7.10%
Total long-term and other debt	2,428,765	2,183,474
Less: current portion	(22,972)	(19,834)
Long-term portion	$2,405,793	$2,163,640

(1)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.1% to 2.5%, each as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 5.75% at March 31, 2012.

(2)	At March 31, 2012, the weighted average interest rate for the 2011 Credit Facility and 2011 Term Loan, in each case, was 2.25%.

At March 31, 2012, the Company was in compliance with its covenants.

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, is party to a credit agreement that originally provided for a $792.5 million term loan (the “2011 Term Loan”) and a $792.5 million revolving line of credit (the “2011 Credit Facility”).

On March 30, 2012, the Company entered into a second amendment (the “Second Amendment”) to its credit agreement, dated May 24, 2011 (the “Credit Agreement”), through which the Company increased its 2011 Credit Facility by $125.0 million to $917.5 million. In addition, the Company borrowed additional term loans in the aggregate principal amount of $125.5 million, increasing the 2011 Term Loan to $903.1 million as of March 30, 2012.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Second Amendment, among other things, (i) extends the maturity date of certain term loans under the Credit Agreement from May 24, 2016 to May 24, 2017, (ii) creates a mechanism by which in the future non-extending term loan lenders may extend their term loans to May 24, 2017, (iii) reflects the additional term loans and the increase in the revolving credit commitments and (iv) provides for aggregate principal payments equal to 5% of the extended term loan amount in the additional year of the extended term loans, payable in equal quarterly installments. Total availability under the 2011 Credit Facility at March 31, 2012 was $902.5 million.

Senior Notes Due 2020

In March 2012, the Company entered into a purchase agreement and issued and sold $500 million aggregate principal amount of 6.375% senior notes due April 1, 2020 (the “Senior Notes due 2020”). The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012.

The payment obligations under the Senior Notes due 2020 are governed by an indenture dated March 29, 2012 with Wells Fargo Bank, N.A., as trustee. The Senior Notes due 2020 are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries that guarantee its Credit Agreement, initially ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc. The indenture includes usual and customary negative covenants and events of default for transactions of this type.

Convertible Senior Notes

The Company has outstanding $1.15 billion of convertible senior notes, consisting of $805.0 million scheduled to mature on August 1, 2013 and $345.0 million scheduled to mature on May 15, 2014. The table below summarizes the carrying value of the components of the convertible senior notes:

	March 31, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(139,405)	(159,155)
Net carrying value of liability component	$1,010,595	$990,845

If-converted value of common stock	$2,205,328	$1,818,048

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at March 31, 2012, is a weighted average period of 1.6 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Interest expense calculated on contractual interest rate	$7,619	$7,619
Amortization of discount on liability component	19,750	17,695
Total interest expense on convertible senior notes	$27,369	$25,314
Effective interest rate (annualized)	11.0%	11.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at March 31, 2012 and December 31, 2011 in the unaudited condensed consolidated balance sheets:

	March 31, 2012		December 31, 2011
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate contracts not designated as hedging instruments	$703,500	1.12	$703,500	1.37

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate contracts not designated as hedging instruments	Other current liabilities	$3,665	Other current liabilities	$4,739
Interest rate contracts not designated as hedging instruments	Other liabilities	$27,426	Other liabilities	$33,364

The following table summarizes activity related to and identifies the location of the Company’s outstanding interest rate contracts for the three months ended March 31, 2012 and March 31, 2011 recognized in the unaudited condensed consolidated statements of income:

	March 31, 2012		March 31, 2011
	Income Statement Location	Gain on Derivative Contracts	Income Statement Location	Gain on Derivative Contracts
	(In thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$7,012	Securitization funding costs	$9,892

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2012, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At March 31, 2012, these thresholds were not breached and no amounts were held as collateral by the Company.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. DEFERRED REVENUE

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on all fees received at issuance is deferred. The Company allocates the proceeds from the issuance of AIR MILES reward miles into two components as follows:

•
Redemption element. The redemption element is the larger of the two components. Revenue related to the redemption element is based on the estimated fair value. For this component, revenue is recognized at the time an AIR MILES reward mile is redeemed, or for those AIR MILES reward miles that are estimated to go unredeemed by the collector base, known as “breakage,” over the estimated life of an AIR MILES reward mile, or a period of 42 months. The Company’s estimate of breakage is 28%.

•
Service element. The service element consists of marketing and administrative services. Revenue related to the service element is determined in accordance with ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method will no longer be utilized for new sponsor agreements entered into on or after January 1, 2011 or existing sponsor agreements that are materially modified subsequent to that date; for these agreements, the Company will measure the service element at its estimated selling price.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2011	$358,973	$867,463	$1,226,436
Cash proceeds	55,064	129,728	184,792
Revenue recognized	(49,397)	(174,641)	(224,038)
Other	—	118	118
Effects of foreign currency translation	7,844	18,734	26,578
March 31, 2012	$372,484	$841,402	$1,213,886
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$175,720	$841,402	$1,017,122
Non-current liabilities	$196,764	$—	$196,764

Effective December 31, 2011, LoyaltyOne implemented an expiry policy, with all existing and future AIR MILES reward miles having an expiry of five years.

In December 2011, LoyaltyOne introduced a new program option, AIR MILES Cash to which collectors, at the beginning of the first quarter of 2012, can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, AIR MILES Cash enabled collectors to instantly redeem their AIR MILES reward miles in-store towards purchases at participating sponsors.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 13, 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company’s outstanding common stock from January 1, 2012 through December 31, 2012, subject to any restrictions pursuant to the terms of the Company’s credit agreements or otherwise.

For the three months ended March 31, 2012, the Company acquired a total of 25,000 shares of its common stock for $2.5 million. As of March 31, 2012, the Company has $397.5 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of operations	$7,567	$5,903
General and administrative	4,739	3,181
Total	$12,306	$9,084

During the three months ended March 31, 2012, the Company awarded 323,685 performance-based restricted stock units with a weighted average grant date fair value per share of $119.97 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2012 to December 31, 2012 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2013, an additional 33% of the award on February 21, 2014 and the final 34% of the award on February 23, 2015, provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2012, the Company awarded 88,799 service-based restricted stock units with a weighted average grant date fair value per share of $119.80 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

9. FINANCIAL INSTRUMENTS

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$399,044	$399,044	$216,213	$216,213
Trade receivables, net	245,011	245,011	300,895	300,895
Credit card receivables, net	4,986,657	4,986,657	5,197,690	5,197,690
Redemption settlement assets, restricted	494,753	494,753	515,838	515,838
Cash collateral, restricted	144,366	144,366	158,727	158,727
Other investment securities	71,246	71,246	26,772	26,772
Financial liabilities
Accounts payable	171,353	171,353	149,812	149,812
Deposits	1,287,794	1,311,358	1,353,775	1,372,670
Asset-backed securities debt – owed to securitization investors	2,909,804	2,956,128	3,260,287	3,302,687
Long-term and other debt	2,428,765	3,652,272	2,183,474	3,071,661
Derivative financial instruments	31,091	31,091	38,103	38,103

Fair Value of Assets and Liabilities Held at March 31, 2012 and December 31, 2011

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity and the relatively liquid nature of these assets and liabilities.

Credit card receivables, net — The carrying amount of credit card receivables, net approximates fair value due to the short maturity, and the average interest rates approximate current market origination rates.

Redemption settlement assets, restricted — Redemption settlement assets, restricted consists of cash and cash equivalents and marketable securities. The fair value for securities is based on quoted market prices for the same or similar securities.

Cash collateral, restricted — The spread deposits are recorded at their fair value based on discounted cash flow models. The Company uses a valuation model that calculates the present value of estimated cash flows for each asset. The fair value is based on the term of the underlying securities and a discount rate. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.

Other investment securities — Other investment securities consist primarily of marketable securities. The fair value is based on quoted market prices for the same or similar securities.

Deposits — The fair value is estimated based on the current observable market rates available to the Company for similar deposits with similar remaining maturities.

Asset-backed securities debt – owed to securitization investors — The fair value is estimated based on the current observable market rates available to the Company for similar debt instruments with similar remaining maturities.

Long-term and other debt — The fair value is estimated based on the current observable market rates available to the Company for similar debt instruments with similar remaining maturities.

Derivative financial instruments — The valuation of these instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Assets and Financial Liabilities Fair Value Hierarchy

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012 Using
	Balance at March 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,229	$—	$5,229	$—
Corporate bonds (1)	480,972	14,357	466,615	—
Cash collateral, restricted	144,366	2,500	—	141,866
Other investment securities (2)	71,246	47,969	23,277	—
Total assets measured at fair value	$701,813	$64,826	$495,121	$141,866

Derivative financial instruments (3)	$31,091	$—	$31,091	$—
Total liabilities measured at fair value	$31,091	$—	$31,091	$—

		Fair Value Measurements at December 31, 2011 Using
	Balance at December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,100	$—	$5,100	$—
Corporate bonds (1)	475,273	21,346	453,927	—
Cash collateral, restricted	158,727	—	—	158,727
Other investment securities (2)	26,772	3,043	23,729	—
Total assets measured at fair value	$665,872	$24,389	$482,756	$158,727

Derivative financial instruments (3)	$38,103	$—	$38,103	$—
Total liabilities measured at fair value	$38,103	$—	$38,103	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.

(3)	Amounts are included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of March 31, 2012 and 2011:

Cash Collateral, Restricted
(In thousands)
December 31, 2011	$158,727
Total gains (realized or unrealized):
Included in earnings	1,689
Purchases	—
Settlements	(18,550)
Transfers in or out of Level 3	—
March 31, 2012	$141,866

Gains for the period included in earnings related to assets still held at March 31, 2012	$1,689

Cash Collateral, Restricted
(In thousands)
December 31, 2010	$185,754
Total gains (realized or unrealized):
Included in earnings	332
Purchases	2,291
Settlements	(9,044)
Transfers in or out of Level 3	—
March 31, 2011	$179,333

Gains for the period included in earnings related to assets still held at March 31, 2011	$332

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 3 to 55 months. The unobservable input used to calculate the fair value was the discount rate of 3.3%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases (decreases) in the term or the discount rate would result in a lower (higher) fair value.

For the three months ended March 31, 2012 and 2011, gains included in earnings attributable to cash collateral, restricted are included in interest in the unaudited condensed consolidated statements of income.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of March 31, 2012:

	Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$399,044	$399,044	$—	$—
Credit card receivables, net	4,986,657	—	—	4,986,657
Total assets	$5,385,701	$399,044	$—	$4,986,657

Deposits	$1,311,358	$—	$1,311,358	$—
Asset-backed securities debt - owed to securitization investors	2,956,128	—	2,956,128	—
Long-term and other debt	3,652,272	—	3,652,272	—
Total liabilities	$7,919,758	$—	$7,919,758	$—

Assets and Liabilities Measured on a Non-Recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2012, the Company had no impairments related to these assets.

10. INCOME TAXES

For the three months ended March 31, 2012 and 2011, the Company utilized an effective tax rate of 38.4% and 38.5%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2012 based on all known variables is 38.4%.

11. SEGMENT INFORMATION

The Company operates in the following reportable segments: LoyaltyOne, Epsilon and Private Label Services and Credit.

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

Interest expense, net is allocated to each of the respective segments. All prior year segment information has been restated to conform to the current year presentation.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additionally, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments.

Three Months Ended March 31, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$257,797	$227,932	$407,346	$292	$(1,798)	$891,569
Adjusted EBITDA (1)	58,392	39,822	224,402	(18,972)	—	303,644
Stock compensation expense	2,121	3,611	1,835	4,739	—	12,306
Depreciation and amortization	5,119	24,378	8,525	697	—	38,719
Operating income (loss)	51,152	11,833	214,042	(24,408)	—	252,619
Interest expense, net	(160)	(18)	26,444	39,386	—	65,652
Income (loss) before income taxes	51,312	11,851	187,598	(63,794)	—	186,967

Three Months Ended March 31, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$217,674	$155,684	$368,910	$357	$(2,189)	$740,436
Adjusted EBITDA (1)	58,251	33,666	183,330	(17,403)	(1,454)	256,390
Stock compensation expense	1,967	2,293	1,644	3,180	—	9,084
Depreciation and amortization	5,183	19,899	9,010	1,306	—	35,398
Operating income (loss)	51,101	11,474	172,676	(21,889)	(1,454)	211,908
Interest expense, net	22	(15)	36,617	36,289	(1,454)	71,459
Income (loss) before income taxes	51,079	11,489	136,059	(58,178)	—	140,449

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA is presented in accordance with ASC 280, “Segment Reporting,” as it is the primary performance metric utilized to assess performance of the segment.

12. DISCONTINUED OPERATIONS

In November 2009, the Company terminated operations of its credit program for web and catalog retailer VENUE. This has been treated as a discontinued operation under ASC 205-20, “Presentation of Financial Statements — Discontinued Operations.” The underlying assets of the discontinued operation for the periods presented in the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Assets:
Credit card receivables, net	$830	$2,439
Assets of discontinued operations	$830	$2,439

13. SUBSEQUENT EVENT

In April 2012, World Financial Network Credit Card Master Note Trust issued $550.0 million of public, 7-year, fixed-rate, term asset-backed securities to investors. The offering consisted of $412.5 million of Class A Series 2012-A asset-backed term notes (the “Series 2012-A Notes”) that have a fixed interest rate of 3.14% per year and mature in March 2019. In addition, $20.6 million of Class M, $26.1 million of Class B, $68.8 million of Class C and $22.0 million of Class D Series 2012-A Notes were retained by the Company and will be eliminated from the Company’s unaudited condensed consolidated financial statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on February 27, 2012.

Quarter in Review Highlights

For the three months ended March 31, 2012, revenue increased 20.4% to $891.6 million and adjusted EBITDA increased 18.4% to $303.6 million as compared to the prior year period as each of our three segments had solid operating results.

LoyaltyOne®

Revenue increased 18.4% to $257.8 million and adjusted EBITDA increased 0.2% to $58.4 million for the three months ended March 31, 2012 as compared to the same period in 2011.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.

A weaker Canadian dollar negatively impacted the quarter as the average foreign currency exchange rate for the three months ended March 31, 2012 was $1.00 as compared to $1.01 in the prior year period, which lowered revenue and adjusted EBITDA by $4.1 million and $1.0 million, respectively.

AIR MILES® reward miles redeemed during the three months ended March 31, 2012 increased 26.4% compared to the prior year quarter due to higher collector redemptions. As expected, the introduction of a five-year expiry policy for the AIR MILES Reward Program in December 2011 stimulated redemption activity during the first quarter of 2012. We expect redemption growth to moderate and return to normal year-over-year growth rates in the low single-digits for the remainder of 2012.

The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed. AIR MILES reward miles issued during the three months ended March 31, 2012 increased 10.7% compared to the prior year quarter due to increased promotional activity in the gas and grocer sector and positive growth in consumer credit card spending. We expect mid-single digit year-over-year issuance growth for the remainder of 2012.

In December 2011, we introduced a new program option to issue AIR MILES reward miles called AIR MILES Cash to which collectors, at the beginning of the first quarter of 2012, can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, AIR MILES Cash enabled collectors to instantly redeem their AIR MILES reward miles in-store towards purchases at participating sponsors. The implementation of AIR MILES Cash did not have a significant impact for the three months ended March 31, 2012 nor is it expected to have a significant impact for the remainder of 2012.

During the three months ended March 31, 2012, LoyaltyOne announced a new multi-year agreement with Toys “R” Us, Canada to issue AIR MILES reward miles in all Toys “R” Us and Babies “R” Us locations across Canada.

Additionally, CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz coalition loyalty program, or dotz, in which we have a 37% ownership, has rolled-out its coalition loyalty program into the Sao Paulo State interior. We anticipate dotz will expand into multiple new regions in Brazil by the end of 2012. We expect to incur losses of approximately $15 million associated with our international initiatives in 2012.

Epsilon®

Revenue increased 46.4% to $227.9 million and adjusted EBITDA increased 18.3% to $39.8 million for the first quarter of 2012 as compared to the same period in 2011. These increases were driven by the acquisition of Aspen Marketing Holdings, Inc., or Aspen, in May 2011. The acquisition enhanced Epsilon’s core capabilities, strengthened its competitive advantage and expanded Epsilon into new industry verticals.

Index

During the three months ended March 31, 2012, Epsilon announced a new multi-year agreement with Northwestern Mutual Life Insurance Company to manage and deploy their permission-based email newsletters and email marketing initiatives.

Private Label Services and Credit

Revenue increased 10.4% to $407.3 million and adjusted EBITDA increased 22.4% to $224.4 million for the first quarter of 2012 as compared to the same period in 2011.

In the first quarter of 2012, average credit card receivables increased 7.1% as compared to the same period in the prior year as a result of increased credit sales and stabilized payment rates. Delinquency rates improved to 4.0% of principal receivables at March 31, 2012, down from 4.9% at March 31, 2011. The principal net charge-off rate was 5.3% for the three months ended March 31, 2012 as compared to 7.9% in the prior year period.

In March 2012, we acquired the existing credit card portfolio of Pier 1 Imports for a preliminary purchase price of $97.7 million, subject to customary purchase price adjustments. During the quarter ended March 31, 2012, we also announced the signing of multi-year renewal agreements to continue providing private label credit card services to Reed Jewelers, a leading multichannel jewelry retailer, and to The Buckle Inc., a leading multichannel retailer of private label and brand name apparel, accessories and footwear. In addition, we signed a multi-year renewal agreement to continue managing the private label credit card program for Little Switzerland, Inc., a leading multi-channel retailer of duty-free merchandise.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See “Recently Adopted Accounting Standards” under Note 1, “Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2012.

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

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$115,229	$86,376
Stock compensation expense	12,306	9,084
Provision for income taxes	71,738	54,073
Interest expense, net	65,652	71,459
Depreciation and other amortization	17,604	16,754
Amortization of purchased intangibles	21,115	18,644
Adjusted EBITDA	$303,644	$256,390

Index

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$257,797	$217,674	$40,123	18.4%
Epsilon	227,932	155,684	72,248	46.4
Private Label Services and Credit	407,346	368,910	38,436	10.4
Corporate/Other	292	357	(65)	(18.2)
Eliminations	(1,798)	(2,189)	391	nm *
Total	$891,569	$740,436	$151,133	20.4%
Adjusted EBITDA (1):
LoyaltyOne	$58,392	$58,251	$141	0.2%
Epsilon	39,822	33,666	6,156	18.3
Private Label Services and Credit	224,402	183,330	41,072	22.4
Corporate/Other	(18,972)	(17,403)	(1,569)	9.0
Eliminations	—	(1,454)	1,454	nm *
Total	$303,644	$256,390	$47,254	18.4%
Stock compensation expense:
LoyaltyOne	$2,121	$1,967	$154	7.8%
Epsilon	3,611	2,293	1,318	57.5
Private Label Services and Credit	1,835	1,644	191	11.6
Corporate/Other	4,739	3,180	1,559	49.0
Total	$12,306	$9,084	$3,222	35.5%
Depreciation and amortization:
LoyaltyOne	$5,119	$5,183	$(64)	(1.2)%
Epsilon	24,378	19,899	4,479	22.5
Private Label Services and Credit	8,525	9,010	(485)	(5.4)
Corporate/Other	697	1,306	(609)	(46.6)
Total	$38,719	$35,398	$3,321	9.4%
Operating income:
LoyaltyOne	$51,152	$51,101	$51	0.1%
Epsilon	11,833	11,474	359	3.1
Private Label Services and Credit	214,042	172,676	41,366	24.0
Corporate/Other	(24,408)	(21,889)	(2,519)	11.5
Eliminations	—	(1,454)	1,454	nm *
Total	$252,619	$211,908	$40,711	19.2%
Adjusted EBITDA margin (2):
LoyaltyOne	22.7%	26.8%	(4.1)%
Epsilon	17.5	21.6	(4.1)
Private Label Services and Credit	55.1	49.7	5.4
Total	34.1%	34.6%	(0.5)%
Segment operating data:
Private label statements generated	37,117	34,746	2,371	6.8%
Credit sales	$2,343,549	$1,953,699	$389,850	20.0%
Average credit card receivables	$5,321,515	$4,968,459	$353,056	7.1%
AIR MILES reward miles issued	1,229,843	1,110,538	119,305	10.7%
AIR MILES reward miles redeemed	1,249,822	988,645	261,177	26.4%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $151.1 million, or 20.4%, to $891.6 million for the three months ended March 31, 2012 from $740.4 million for the three months ended March 31, 2011. The net increase was due to the following:

•
Transaction.  Revenue increased $6.0 million, or 7.8%, to $82.7 million for the three months ended March 31, 2012 due to an increase of $2.3 million in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, as a result of increases in the number of AIR MILES reward miles issued over the last several quarters, and higher merchant fees of $3.2 million.

•
Redemption. Revenue increased $38.7 million, or 25.8%, to $188.5 million for the three months ended March 31, 2012 due to a 26.4% increase in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy to the AIR MILES Reward Program in December 2011 stimulated redemption activity during the first quarter of 2012.

•
Finance charges, net. Revenue increased $34.2 million, or 10.0%, to $376.3 million for the three months ended March 31, 2012. This increase was driven by improvement in our gross yield of 80 basis points and a 7.1% increase in average credit card receivables as customer payment rates stabilized on a year-over-year basis and credit cardholder spending remains strong.

•
Database marketing fees and direct marketing. Revenue increased $60.9 million, or 39.9%, to $213.6 million for the three months ended March 31, 2012. The increase in revenue was driven by our acquisition of Aspen, which added $55.5 million, with the remainder of the increase driven by growth in our marketing technology business within our Epsilon segment.

•
Other revenue. Revenue increased $11.4 million, or 59.8%, to $30.4 million for the three months ended March 31, 2012 due to Aspen, which added $11.2 million in revenue associated with strategic consulting initiatives.

Cost of operations. Cost of operations increased $122.4 million, or 30.3%, to $526.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations increased $40.1 million due to a $26.6 million increase in the cost of fulfillment for the AIR MILES Reward Program as a result of a 26.4% increase in the number of AIR MILES reward miles redeemed. In addition, marketing expenses increased $5.7 million due to costs associated with the launch of AIR MILES Cash, and payroll and benefit costs increased $4.6 million to support new growth initiatives, including international expansion activities.

•
Within the Epsilon segment, cost of operations increased $67.4 million due to the acquisition of Aspen, which added $58.3 million. Cost of operations also increased as a result of enhancements to infrastructure and security as well as a relocation of a data center to support future growth.

•
Within the Private Label Services and Credit segment, cost of operations increased by $15.9 million as payroll and benefits increased $7.4 million due to an increase in the number of associates to support current and future growth. Marketing expenses also increased $3.5 million, in part, due to growth in credit sales. Additionally, other credit card expenses increased $3.9 million due to higher volumes.

Provision for loan loss. Provision for loan loss decreased $18.4 million, or 27.1%, to $49.3 million for the three months ended March 31, 2012 as compared to $67.7 million for the three months ended March 31, 2011. The provision for loan loss was impacted by a decline in the net charge-off rate of credit card receivables. The net charge-off rate improved 260 basis points to 5.3% for the three months ended March 31, 2012 as compared to 7.9% for the three months ended March 31, 2011. Delinquency rates improved to 4.0% of principal credit card receivables at March 31, 2012 from 4.9% at March 31, 2011. The decrease in the provision for loan loss was partially offset by the 7.1% increase in average credit card receivables.

General and administrative. General and administrative expenses increased $3.1 million, or 14.6%, to $24.0 million for the three months ended March 31, 2012 as compared to $20.9 million for the three months ended March 31, 2011. The increase was driven by increased consulting costs during the first quarter of 2012 and the amortization of deferred gains in 2011 associated with sale-leaseback transactions that were fully amortized in April 2011.

Index

Depreciation and other amortization. Depreciation and other amortization increased $0.8 million, or 5.1%, to $17.6 million for the three months ended March 31, 2012 as compared to $16.8 million for the three months ended March 31, 2011 due to additional assets in service, primarily resulting from the fixed assets acquired in the Aspen acquisition.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $2.5 million, or 13.3%, to $21.1 million for the three months ended March 31, 2012 as compared to $18.6 million for the three months ended March 31, 2011. The increase relates to $5.8 million associated with the intangible assets acquired in the Aspen acquisition, offset in part by certain fully amortized intangible assets at Epsilon.

Interest expense. Total interest expense, net decreased $5.8 million, or 8.1%, to $65.7 million for the three months ended March 31, 2012 as compared to $71.5 million for three months ended March 31, 2011. The decrease was due to the following:

•
Securitization funding costs. Securitization funding costs decreased $8.7 million due to lower average borrowings and lower interest rates for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

•	Interest expense on deposits. Interest on deposits increased $0.3 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $2.6 million due to a $2.1 million increase in the amortization of imputed interest associated with the convertible senior notes as compared to the same period in 2011.

Taxes. Income tax expense increased $17.6 million to $71.7 million for the three months ended March 31, 2012 from $54.1 million for the comparable period in 2011 due primarily to an increase in taxable income. The effective tax rate remained relatively constant at 38.4% for the three months ended March 31, 2012 as compared to 38.5% for the three months ended March 31, 2011.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $151.1 million, or 20.4%, to $891.6 million for the three months ended March 31, 2012 from $740.4 million for three months ended March 31, 2011. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $40.1 million, or 18.4%, to $257.8 million for the three months ended March 31, 2012. An unfavorable Canadian foreign currency exchange rate impacted revenue by $4.1 million. Redemption revenue increased $38.7 million, or 25.8%, due to higher collector redemptions compared to the first quarter of 2011. The introduction of a five-year expiry policy to the AIR MILES Reward Program on December 31, 2011 stimulated redemption activity during the quarter. Revenue from issuance fees, for which we provide marketing and administrative services, increased $2.3 million due to increases in the total number of AIR MILES reward miles issued.

•
Epsilon. Revenue increased $72.2 million, or 46.4%, to $227.9 million for the three months ended March 31, 2012. Aspen’s marketing services product lines added $65.2 million to revenue. In addition, marketing technology revenue continues to build from past client signings and the expansion of services to existing clients, growing $7.1 million, or 7.2%. Data revenue remained relatively flat as solid growth in transactional data was offset by softness in consumer demographic data offerings.

•
Private Label Services and Credit. Revenue increased $38.4 million, or 10.4%, to $407.3 million for the three months ended March 31, 2012. Finance charges and late fees increased by $34.2 million, driven by an increase in our gross yield of 80 basis points and a 7.1% increase in average credit card receivables due to strong credit cardholder spending and the stabilization of customer payment rates. Other servicing fees increased $4.3 million primarily due to higher merchant fees.

•	Corporate/Other. Revenue decreased slightly to $0.3 million for the three months ended March 31, 2012 as we are currently earning a nominal amount of revenue related to sublease agreements.

Index

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Adjusted EBITDA increased $47.3 million, or 18.4%, to $303.6 million for the three months ended March 31, 2012 from $256.4 million for three months ended March 31, 2011. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA was relatively flat at $58.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Increases in revenue associated with higher redemptions were offset by increases in the cost of fulfillment for those AIR MILES reward miles redeemed. Adjusted EBITDA was negatively impacted by marketing expenses associated with the launch of AIR MILES Cash and increases in costs associated with our international initiatives.

•
Epsilon. Adjusted EBITDA increased $6.2 million, or 18.3%, to $39.8 million for the three months ended March 31, 2012. Adjusted EDITDA was positively impacted by Aspen and the growth in our database business. The positive impacts to adjusted EBITDA were somewhat offset by costs associated with a data center relocation and incremental spending on infrastructure and security build-outs to support future growth. Adjusted EBITDA margin decreased to 17.5% for the three months ended March 31, 2012 from 21.6% for the same period in the prior year. The negative impact to adjusted EBITDA margin was due to a shift in revenue mix attributable to the Aspen acquisition and the additional costs associated with the infrastructure and security build-outs to support future growth.

•
Private Label Services and Credit. Adjusted EBITDA increased $41.1 million, or 22.4%, to $224.4 million for the three months ended March 31, 2012. Adjusted EBITDA was positively impacted by the increase in our gross yield and a decline in the provision for loan loss, each as described above. The net charge-off rate for March 31, 2012 was 5.3% as compared to 7.9% in the same period in 2011. Delinquency rates also improved to 4.0% of principal credit card receivables at March 31, 2012 from 4.9% at March 31, 2011.

•
Corporate/Other. Adjusted EBITDA decreased $1.6 million to a loss of $19.0 million for the three months ended March 31, 2012 related to increased consulting costs and the amortization of deferred gains in 2011 associated with sale-leaseback transactions that were fully amortized in April 2011.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the success of our collection and recovery efforts, and general economic conditions.

Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. Our policy is to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our credit card portfolio:

	March 31, 2012	% of Total	December 31, 2011	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$5,190,132	100%	$5,408,862	100%
Principal receivables balances contractually delinquent:
31 to 60 days	66,769	1.3%	78,272	1.4%
61 to 90 days	46,958	0.9	51,709	1.0
91 or more days	92,499	1.8	105,626	2.0
Total	$206,226	4.0%	$235,607	4.4%

Index

Net Charge-Offs. Our net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month, subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

The net charge-off rate is calculated by dividing net charge-offs of principal receivables for the period by the average credit card receivables for the period. Average credit card receivables represent the average balance of the cardholder receivables at the beginning of each month in the periods indicated. The following table presents our net charge-offs for the periods indicated.

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except percentages)
Average credit card receivables	$5,321,515	$4,968,459
Net charge-offs of principal receivables	70,165	98,030
Net charge-offs as a percentage of average credit card receivables	5.3%	7.9%

See Note 3, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although the amount may vary based on fluctuations in working capital.

We generated cash flow from operating activities of $239.6 million and $210.4 million for the three months ended March 31, 2012 and 2011, respectively. The increase in operating cash flows was primarily due to increased profitability for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Investing Activities. Cash provided by investing activities was $134.8 million and $258.7 million for the three months ended March 31, 2012 and 2011, respectively. Significant components of investing activities are as follows:

•
Credit Card Receivables Funding. Cash increased $257.5 million and $433.0 million for the three months ended March 31, 2012 and 2011, respectively, due to the seasonal pay down of credit card receivables.

•
Cash Collateral, Restricted. Cash increased $16.0 million for the three months ended March 31, 2012, as compared to a cash decrease of $132.6 million for the three months ended March 31, 2011, due primarily to an increase in excess funding deposits in 2011.

•
Purchase of Credit Card Receivables. Cash decreased $97.7 million for the three months ended March 31, 2012 due to the acquisition of an existing private label credit card portfolio from Pier 1 Imports. During the three months ended March 31, 2011, cash decreased $42.7 million due to the acquisition of an existing private label credit card portfolio from J.Jill.

•
Capital Expenditures. Our capital expenditures for the three months ended March 31, 2012 were $31.4 million compared to $18.6 million for the comparable period in 2011. We anticipate capital expenditures not to exceed approximately 3.5% of annual revenue for 2012.

Financing Activities. Cash used in financing activities was $192.9 million and $307.6 million for the three months ended March 31, 2012 and 2011, respectively. Our financing activities during the three months ended March 31, 2012 relate primarily to borrowings and repayments of deposits and debt, including amounts from our new senior notes and repayment of outstanding amounts under our revolving line of credit.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by World Financial Network Bank, or WFNB, and World Financial Capital Bank, or WFCB, our credit facility and issuances of equity securities. In addition to our efforts to renew and expand our current facilities, we continue to seek new sources of liquidity.

Index

As of March 31, 2012, we had $902.5 million of available borrowing capacity under our credit facility. Our key loan covenant ratio, core debt to adjusted EBITDA, was 2.3 to 1 at March 31, 2012, as compared to the maximum covenant ratio of 3.5 to 1. Additionally, available liquidity at the bank subsidiary level totaled $2.8 billion. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for our main bank subsidiary, WFNB, were 16.7%,16.4% and 18.1%, respectively, at March 31, 2012.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.

Securitization Program. We sell a majority of the credit card receivables originated by WFNB to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by WFCB to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Credit Card Master Note Trust, or the WFC Trust. These securitization programs are the primary vehicle through which we finance WFNB’s and WFCB’s credit card receivables.

Historically, we have used both public and private term asset-backed securities transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

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

At March 31, 2012, we had $2.9 billion of asset-backed securities debt – owed to securitization investors, of which $1.4 billion is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of March 31, 2012 for the WFN Trusts and the WFC Trust by year:

	2012	2013	2014	2015	2016 & Thereafter	Total
	(In thousands)
Term notes	$700,226	$822,339	$250,000	$393,750	$100,000	$2,266,315
Conduit facilities (1)	1,805,000	—	—	—	—	1,805,000
Total (2)	$2,505,226	$822,339	$250,000	$393,750	$100,000	$4,071,315

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
Total amounts do not include $558.4 million of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.

Early amortization events as defined within each asset-backed securitization transaction are generally driven by asset performance. We do not believe it is reasonably likely for an early amortization event to occur due to asset performance. However, if an early amortization event were declared, the trustee of the particular credit card securitization trust would retain the interest in the receivables along with the excess interest income that would otherwise be paid to our bank subsidiary until the credit card securitization investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional credit card receivables.

Debt

On March 30, 2012, we, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, entered into a second amendment, or the Second Amendment, to our credit agreement, dated May 24, 2011, or the Credit Agreement, through which we increased our revolving line of credit, or the 2011 Credit Facility, by $125.0 million to $917.5 million and borrowed additional term loans in the aggregate principal amount of $125.5 million. Total availability under the 2011 Credit Facility at March 31, 2012 was $902.5 million.

Index

In March 2012, we entered into a purchase agreement and issued and sold $500 million aggregate principal amount of 6.375% senior notes due April 1, 2020, or the Senior Notes due 2020. The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012. The payment obligations under the Senior Notes due 2020 are governed by an indenture dated March 29, 2012. The Senior Notes due 2020 are unsecured and are guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries that guarantee our Credit Agreement.

As of March 31, 2012, we were in compliance with our covenants.

In April 2012, World Financial Network Credit Card Master Note Trust issued $550.0 million of public, 7-year, fixed-rate, term asset-backed securities to investors. The offering consisted of $412.5 million of Class A Series 2012-A asset-backed term notes (the “Series 2012-A Notes”) that have a fixed interest rate of 3.14% per year and mature in March 2019. In addition, $20.6 million of Class M, $26.1 million of Class B, $68.8 million of Class C and $22.0 million of Class D Series 2012-A Notes were retained by us and will be eliminated from our unaudited condensed consolidated financial statements.

See Note 6, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2011 related to our exposure to market risk from interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In May 2011, we acquired Aspen for $359.1 million. Because of the timing of the acquisition, it was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2012. In the second quarter of 2012, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include Aspen.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A. of Part II of this Quarterly Report.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(Dollars in millions)
During 2012:
January 1-31	29,006	$101.53	25,000	$397.5
February 1-29	4,626	116.74	—	397.5
March 1-31	3,508	123.30	—	397.5
Total	37,140	$105.48	25,000	$397.5

(1)
During the period represented by the table, 12,140 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)
On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a) None

(b) None

Index

Item 6.	Exhibits.

(a) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000, File No. 333-94623).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K, filed with the SEC on December 19, 2011, File No. 001-15749).

4
Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

10.1
Indenture, dated as of March 29, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on April 2, 2012, File No. 001-15749).

10.2
Second Amendment to Credit Agreement, dated as of March 30, 2012, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, SunTrust Bank and Wells Fargo Bank, N.A., as Co-Administrative Agents, and various other agents and lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on April 2, 2012, File No. 001-15749).

10.3
Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 16, 2012, File Nos. 333 -60418, 333-60418-01 and 333-113669).

10.4
Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2012 grant)(incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2012, File No. 001-15749).

10.5
Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2012 grant)(incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on February 23, 2012, File No. 001-15749).

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

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Index

Exhibit No.	Description
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan
Edward J. Heffernan
President and Chief Executive Officer

Date: May 4, 2012

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: May 4, 2012

39