Form 10-Q
period 2012-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2012-08-06
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, 49,906,953 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$642,199	$216,213
Trade receivables, less allowance for doubtful accounts ($4,718 and $2,406 at June 30, 2012 and December 31, 2011, respectively)	319,292	300,895
Credit card receivables:
Credit card receivables – restricted for securitization investors	4,891,816	4,886,168
Other credit card receivables	818,885	779,843
Total credit card receivables	5,710,701	5,666,011
Allowance for loan loss	(432,521)	(468,321)
Credit card receivables, net	5,278,180	5,197,690
Deferred tax asset, net	208,022	252,303
Other current assets	553,541	121,589
Redemption settlement assets, restricted	476,234	515,838
Assets of discontinued operations	—	2,439
Total current assets	7,477,468	6,606,967
Property and equipment, net	218,938	195,397
Deferred tax asset, net	54,974	43,408
Cash collateral, restricted	124,895	158,727
Intangible assets, net	347,601	383,646
Goodwill	1,450,284	1,449,363
Other non-current assets	152,754	142,741
Total assets	$9,826,914	$8,980,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$169,938	$149,812
Accrued expenses	160,983	206,621
Deposits	809,547	642,567
Asset-backed securities debt – owed to securitization investors	1,634,517	1,694,198
Current debt	22,972	19,834
Other current liabilities	106,202	105,888
Deferred revenue	994,526	1,036,251
Total current liabilities	3,898,685	3,855,171
Deferred revenue	196,634	190,185
Deferred tax liability, net	187,246	151,746
Deposits	843,405	711,208
Asset-backed securities debt – owed to securitization investors	1,803,250	1,566,089
Long-term and other debt	2,405,350	2,163,640
Other liabilities	131,352	166,244
Total liabilities	9,465,922	8,804,283
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 94,752 shares and 94,141 shares at June 30, 2012 and December 31, 2011, respectively	948	941
Additional paid-in capital	1,412,598	1,387,773
Treasury stock, at cost, 44,797 shares and 44,311 shares at June 30, 2012 and December 31, 2011, respectively	(2,379,728)	(2,320,696)
Retained earnings	1,350,054	1,131,004
Accumulated other comprehensive loss	(22,880)	(23,056)
Total stockholders’ equity	360,992	175,966
Total liabilities and stockholders’ equity	$9,826,914	$8,980,249

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues
Transaction	$77,502	$69,869	$160,246	$146,640
Redemption	159,185	133,342	347,651	283,102
Finance charges, net	377,794	332,272	754,109	674,414
Database marketing fees and direct marketing services	219,530	182,264	433,126	334,974
Other revenue	32,474	22,711	62,922	41,764
Total revenue	866,485	740,458	1,758,054	1,480,894
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	506,455	431,250	1,033,360	835,775
Provision for loan loss	52,552	60,376	101,879	128,042
General and administrative	27,532	21,021	51,531	41,960
Depreciation and other amortization	18,496	16,850	36,100	33,604
Amortization of purchased intangibles	20,907	19,170	42,022	37,814
Total operating expenses	625,942	548,667	1,264,892	1,077,195
Operating income	240,543	191,791	493,162	403,699
Interest expense
Securitization funding costs	22,518	35,062	44,847	66,048
Interest expense on deposits	6,003	5,494	11,966	11,187
Interest expense on long-term and other debt, net	44,546	38,238	81,906	73,018
Total interest expense, net	73,067	78,794	138,719	150,253
Income before income tax	$167,476	$112,997	$354,443	$253,446
Provision for income taxes	63,655	43,974	135,393	98,047
Net income	$103,821	$69,023	$219,050	$155,399

Basic income per share	$2.07	$1.35	$4.37	$3.04
Diluted income per share	$1.63	$1.19	$3.49	$2.74

Weighted average shares
Basic	50,161	51,070	50,157	51,099
Diluted	63,731	58,145	62,790	56,778

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$103,821	$69,023	$219,050	$155,399
Other comprehensive income, net of tax
Net unrealized gain (loss) on securities available-for-sale, net of tax benefit of $(90), tax expense of $146 and tax benefit of $(116), tax expense of $150 for the three and six months ended June 30, 2012 and 2011, respectively	352	3,484	1,836	(944)
Foreign currency translation adjustments	1,406	(387)	(1,660)	(3,531)
Total comprehensive income, net of tax	$105,579	$72,120	$219,226	$150,924

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,050	$155,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78,122	71,418
Deferred income taxes	68,865	9,960
Provision for loan loss	101,879	128,042
Non-cash stock compensation	25,186	20,190
Fair value gain on interest-rate derivatives	(15,184)	(14,603)
Amortization of discount on convertible senior notes	40,050	35,882
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(43,872)	(19,321)
Change in other assets	26,684	10,941
Change in accounts payable and accrued expenses	(8,570)	(21,599)
Change in deferred revenue	(39,323)	5,113
Change in other liabilities	(19,638)	36,253
Excess tax benefits from stock-based compensation	(13,564)	(11,590)
Other	(2,247)	1,782
Net cash provided by operating activities	417,438	407,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	41,440	15,513
Change in restricted cash	(438,665)	16,842
Change in credit card receivables	(61,375)	270,586
Purchase of credit card portfolios	(122,237)	(42,696)
Change in cash collateral, restricted	37,735	(131,172)
Payments for acquired businesses, net of cash	—	(359,076)
Capital expenditures	(55,541)	(33,935)
Investments in the stock of investees	(921)	(13,591)
Other	(13,417)	222
Net cash used in investing activities	(612,981)	(277,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	699,500	2,336,500
Repayments of borrowings	(494,691)	(1,876,776)
Issuances of deposits	659,227	138,061
Repayments of deposits	(360,050)	(169,480)
Borrowings from asset-backed securities	897,038	636,500
Repayments/maturities of asset-backed securities	(719,558)	(989,757)
Payment of capital lease obligations	(11)	(3,791)
Payment of deferred financing costs	(25,624)	(24,564)
Excess tax benefits from stock-based compensation	13,564	11,590
Proceeds from issuance of common stock	11,411	20,533
Purchase of treasury shares	(59,032)	(116,661)
Net cash provided by (used in) financing activities	621,774	(37,845)

Effect of exchange rate changes on cash and cash equivalents	(245)	992
Change in cash and cash equivalents	425,986	93,707
Cash and cash equivalent at beginning of period	216,213	139,114
Cash and cash equivalents at end of period	$642,199	$232,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$99,257	$118,971
Income taxes paid, net	$98,243	$58,371

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

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(In thousands, except per share amounts)
Numerator:
Net Income	$103,821	$69,023	$219,050	$155,399
Denominator:
Weighted average shares, basic	50,161	51,070	50,157	51,099
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	8,435	4,659	8,051	3,724
Shares from assumed conversion of convertible note warrants	4,399	1,537	3,844	1,085
Net effect of dilutive stock options and unvested restricted stock	736	879	738	870
Denominator for diluted calculations	63,731	58,145	62,790	56,778

Basic net income per share	$2.07	$1.35	$4.37	$3.04
Diluted net income per share	$1.63	$1.19	$3.49	$2.74

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

3. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	June 30, 2012	December 31, 2011
	(In thousands)
Principal receivables	$5,451,277	$5,408,862
Billed and accrued finance charges	222,735	221,357
Other receivables	36,689	35,792
Total credit card receivables	5,710,701	5,666,011
Less credit card receivables – restricted for securitization investors	4,891,816	4,886,168
Other credit card receivables	$818,885	$779,843

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $44.3 million and $48.3 million for the three months ended June 30, 2012 and 2011, respectively, and $93.2 million and $104.5 million for the six months ended June 30, 2012 and 2011, respectively. In estimating the allowance for uncollectable unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$447,483	$489,620	$468,321	$518,069
Provision for loan loss	52,552	60,376	101,879	128,042
Recoveries	23,864	21,876	52,714	47,742
Principal charge-offs	(91,378)	(108,942)	(190,393)	(232,838)
Other	—	(1,915)	—	—
Balance at end of period	$432,521	$461,015	$432,521	$461,015

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

The following table presents the delinquency trends of the Company’s credit card portfolio:

	June 30, 2012	% of Total	December 31, 2011	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$5,451,277	100%	$5,408,862	100%
Principal receivables balances contractually delinquent:
31 to 60 days	77,212	1.4%	78,272	1.4%
61 to 90 days	49,842	0.9	51,709	1.0
91 or more days	87,346	1.6	105,626	2.0
Total	$214,400	3.9%	$235,607	4.4%

Modified Credit Card Receivables

The Company holds certain credit card receivables for which the terms have been modified. The Company’s modified credit card receivables include credit card receivables for which temporary hardship concessions have been granted and credit card receivables in permanent workout programs. These modified credit card receivables include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card receivables if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, credit card receivable terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms.

Credit card receivables for which temporary hardship and permanent concessions were granted are collectively evaluated for impairment. Modified credit card receivables are evaluated at their present value with impairment measured as the difference between the credit card receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified credit card receivables on a pooled basis, the discount rate used for credit card receivables is the average current annual percentage rate the Company applies to non-impaired credit card receivables, which approximates what would have been applied to the pool of modified credit card receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card receivables are included in the general pool of credit cards with the allowance determined under the contingent loss model of Accounting Standards Codification (“ASC”) 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to the modified credit card receivables in these programs, there would not be a significant difference in the allowance for loan loss.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company had $107.9 million and $122.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $40.7 million and $45.3 million, respectively, as of June 30, 2012 and December 31, 2011. These modified credit card receivables represented less than 3% of the Company’s total credit card receivables at each of June 30, 2012 and December 31, 2011.

The average recorded investment in the impaired credit card receivables was $111.8 million and $135.0 million for the three months ended June 30, 2012 and 2011, respectively, and $115.6 million and $135.3 million for the six months ended June 30, 2012 and 2011, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $2.9 million and $3.5 million for the three months ended June 30, 2012 and 2011, respectively, and $6.1 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that entered into a modification program during the specified periods:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	28,499	$25,917	$25,839	60,039	$54,155	$54,068

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	38,966	$34,389	$34,381	83,038	$71,818	$69,764

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings, defaulted – credit card receivables	13,187	$12,699	29,207	$28,161

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings, defaulted – credit card receivables	19,595	$19,414	38,395	$38,417

Age of Credit Card Receivables

The following table sets forth, as of June 30, 2012, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,469	26.5%	$1,198,107	22.0%
13-24 Months	1,728	13.2	660,098	12.1
25-36 Months	1,335	10.2	605,357	11.1
37-48 Months	1,023	7.8	504,946	9.2
49-60 Months	851	6.5	396,614	7.3
Over 60 Months	4,683	35.8	2,086,155	38.3
Total	13,089	100.0%	$5,451,277	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring model is used as a tool in the underwriting process and for making credit decisions. The proprietary scoring model is based on historical data and requires various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card receivables by obligor credit quality as of June 30, 2012:

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score	$112,731	2.1%
27.1% and higher	232,278	4.2
17.1% - 27.0%	478,551	8.8
12.6% - 17.0%	551,539	10.1
3.7% - 12.5%	2,197,155	40.3
1.9% - 3.6%	1,236,673	22.7
Lower than 1.9%	642,350	11.8
Total	$5,451,277	100.0%

Portfolio Acquisitions

In March 2012, World Financial Network Bank (“WFNB”) acquired the existing private label credit card portfolio of Pier 1 Imports. The total purchase price was $97.7 million, which consisted of $96.2 million of credit card receivables and $1.5 million of intangible assets that are included in the unaudited condensed consolidated balance sheets as of June 30, 2012.

In May 2012, World Financial Capital Bank (“WFCB”) acquired the existing private label credit card portfolio of Premier Designs, Inc. The preliminary total purchase price, which is subject to customary purchase price adjustments, was $24.5 million and consisted of $22.8 million of credit card receivables and $1.7 million of intangible assets that are included in the unaudited condensed consolidated balance sheets as of June 30, 2012.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectable receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30, 2012	December 31, 2011
	(In thousands)
Total credit card receivables – restricted for securitization investors	$4,891,816	$4,886,168
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$78,104	$94,981

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net charge-offs of securitized principal	$60,640	$78,623	$123,445	$165,926

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

	June 30, 2012				December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$6,379	$—	$—	$6,379	$35,465	$—	$—	$35,465
Government bonds	4,954	104	—	5,058	4,948	152	—	5,100
Corporate bonds	456,346	8,869	(418)	464,797	468,894	7,416	(1,037)	475,273
Total	$467,679	$8,973	$(418)	$476,234	$509,307	$7,568	$(1,037)	$515,838

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2012 and December 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		June 30, 2012 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	4,507	(418)	4,507	(418)
Total	$—	$—	$4,507	$(418)	$4,507	$(418)

	Less than 12 months		December 31, 2011 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	65,043	(444)	18,124	(593)	83,167	(1,037)
Total	$65,043	$(444)	$18,124	$(593)	$83,167	$(1,037)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of June 30, 2012, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at June 30, 2012 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$93,723	$93,831
Due after one year through five years	373,956	382,403
Total	$467,679	$476,234

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2012
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$314,245	$(157,096)	$157,149	3-12 years—straight line
Premium on purchased credit card portfolios	159,395	(92,462)	66,933	5-10 years—straight line, accelerated
Customer database	175,429	(106,600)	68,829	4-10 years—straight line
Collector database	68,854	(61,896)	6,958	30 years—15% declining balance
Tradenames	38,162	(8,922)	29,240	5-15 years—straight line
Purchased data lists	20,639	(14,497)	6,142	1-5 years—straight line, accelerated
Noncompete agreements	300	(300)	—	2 years—straight line
	$777,024	$(441,773)	$335,251
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$789,374	$(441,773)	$347,601

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$314,245	$(140,622)	$173,623	3-12 years—straight line
Premium on purchased credit card portfolios	156,203	(82,988)	73,215	5-10 years—straight line, accelerated
Customer database	175,377	(96,363)	79,014	4-10 years—straight line
Collector database	68,652	(61,091)	7,561	30 years—15% declining balance
Tradenames	38,155	(7,411)	30,744	5-15 years—straight line
Purchased data lists	23,776	(16,712)	7,064	1-5 years—straight line, accelerated
Noncompete agreements	1,045	(970)	75	2 years—straight line
	$777,453	$(406,157)	$371,296
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$789,803	$(406,157)	$383,646

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2011	$241,697	$945,934	$261,732	$—	$1,449,363
Effects of foreign currency translation	680	241	—	—	921
June 30, 2012	$242,377	$946,175	$261,732	$—	$1,450,284

6. DEBT

Debt consists of the following:

Description	June 30, 2012	December 31, 2011	Maturity	Interest Rate
	(Dollars in thousands)

Deposits:
Certificates of deposit	$1,514,944	$1,353,775	Various - July 2012 – April 2019	0.20% to 5.25%
Money market deposits	138,008	—	On demand	0.01% to 0.26%
Total deposits	1,652,952	1,353,775
Less: current portion	(809,547)	(642,567)
Long-term portion	$843,405	$711,208

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$1,929,415	$1,562,815	Various - July 2012 – March 2019	1.68% to 7.00%
Floating rate asset-backed term note securities	645,825	703,500	Various - July 2012 – April 2013	(1)
Conduit asset-backed securities	862,527	993,972	Various - September 2012 – March 2014	1.20% to 1.70%
Total asset-backed securities – owed to securitization investors	3,437,767	3,260,287
Less: current portion	(1,634,517)	(1,694,198)
Long-term portion	$1,803,250	$1,566,089

Long-term and other debt:
2011 credit facility	$—	$410,000	May 2016	—%
2011 term loan	897,403	782,594	May 2016 or May 2017	(2)
Senior notes due 2020	500,000	—	April 2020	6.38%
Convertible senior notes due 2013	739,484	711,480	August 2013	1.75%
Convertible senior notes due 2014	291,411	279,365	May 2014	4.75%
Capital lease obligations	24	35	July 2013	7.10%
Total long-term and other debt	2,428,322	2,183,474
Less: current portion	(22,972)	(19,834)
Long-term portion	$2,405,350	$2,163,640

(1)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.1% to 2.5%, each as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 5.70% at June 30, 2012.

(2)	At June 30, 2012, the weighted average interest rate for the 2011 Term Loan was 2.25%.

At June 30, 2012, the Company was in compliance with its covenants.

Deposits

Beginning January 1, 2012, World Financial Network Bank and World Financial Capital Bank, subsidiaries of the Company, offered a demand deposit program through contractual arrangements with securities brokerage firms. As of June 30, 2012, WFNB and WFCB had issued $138.0 million in money market deposits. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

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

In March 2012, the Company entered into a second amendment (the “Second Amendment”) to its credit agreement, dated May 24, 2011 (the “Credit Agreement”), through which the Company increased its 2011 Credit Facility by $125.0 million to $917.5 million. In addition, in March 2012, the Company borrowed additional term loans in the aggregate principal amount of $125.5 million, increasing the 2011 Term Loan to $903.1 million.

The Second Amendment, among other things, (i) extends the maturity date of certain term loans under the Credit Agreement from May 24, 2016 to May 24, 2017, (ii) creates a mechanism by which in the future non-extending term loan lenders may extend their term loans to May 24, 2017, (iii) reflects the additional term loans and the increase in the revolving credit commitments and (iv) provides for aggregate principal payments equal to 5% of the extended term loan amount in the additional year of the extended term loans, payable in equal quarterly installments. Total availability under the 2011 Credit Facility at June 30, 2012 was $917.5 million.

Senior Notes Due 2020

In March 2012, the Company issued and sold $500 million aggregate principal amount of 6.375% senior notes due April 1, 2020 (the “Senior Notes due 2020”). The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012.

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

Convertible Senior Notes

The Company has outstanding $1.15 billion of convertible senior notes, consisting of $805.0 million scheduled to mature on August 1, 2013 and $345.0 million scheduled to mature on May 15, 2014. The table below summarizes the carrying value of the components of the convertible senior notes:

	June 30, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(119,105)	(159,155)
Net carrying value of liability component	$1,030,895	$990,845

If-converted value of common stock	$2,363,602	$1,818,048

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at June 30, 2012, is a weighted average period of 1.3 years.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$7,618	$7,618	$15,237	$15,237
Amortization of discount on liability component	20,300	18,187	40,050	35,882
Total interest expense on convertible senior notes	$27,918	$25,805	$55,287	$51,119

Effective interest rate (annualized)	11.0%	11.0%	11.0%	11.0%

Asset-backed Securities – Owed to Securitization Investors

Asset-backed Term Notes

In April 2012, World Financial Network Credit Card Master Note Trust issued $550.0 million of term asset-backed securities to investors. The offering consisted of $412.5 million of Class A Series 2012-A asset-backed term notes that have a fixed interest rate of 3.14% per year and mature in March 2019. In addition, the Company retained an aggregate of $137.5 million of subordinated classes of the term asset-backed notes which have been eliminated from the Company’s unaudited condensed consolidated financial statements.

In August 2009, World Financial Network Credit Card Master Note Trust issued $395.0 million of Class A Series 2009-B asset-backed term notes that have a fixed interest rate of 3.79% per year and mature in July 2012. Pursuant to the indenture supplement applicable to these securities, as of June 30, 2012, the Company has collected $395.0 million of principal payments made by its credit cardholders during the accumulation period. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated financial statements as of June 30, 2012.

Conduit Facilities

In June 2012, the Company renewed its $1.2 billion 2009-VFN conduit facility under World Financial Network Credit Card Master Note Trust, extending its maturity to March 5, 2014. Also, in June 2012, the Company renewed its 2009-VFN conduit facility under World Financial Capital Master Note Trust, extending the maturity to May 31, 2013 and increasing the total capacity from $275.0 million to $375.0 million.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at June 30, 2012 and December 31, 2011 in the unaudited condensed consolidated balance sheets:

	June 30, 2012		December 31, 2011
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate contracts not designated as hedging instruments	$645,825	0.92	$703,500	1.37

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate contracts not designated as hedging instruments	Other assets	$8	Other assets	$—
Interest rate contracts not designated as hedging instruments	Other current liabilities	$22,927	Other current liabilities	$4,739
Interest rate contracts not designated as hedging instruments	Other liabilities	$—	Other liabilities	$33,364

The following table summarizes activity related to and identifies the location of the Company’s outstanding interest rate contracts for the three and six months ended June 30, 2012 and 2011 recognized in the unaudited condensed consolidated statements of income:

	2012		2011
For the three months ended June 30,	Income Statement Location	Gain on Derivative Contracts	Income Statement Location	Gain on Derivative Contracts
	(In thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$8,172	Securitization funding costs	$4,711

For the six months ended June 30,
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$15,184	Securitization funding costs	$14,603

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2012, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At June 30, 2012, these thresholds were not breached and no amounts were held as collateral by the Company.

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

•
Service element. The service element consists of marketing and administrative services. Revenue related to the service element is determined in accordance with Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method will no longer be utilized for new sponsor agreements entered into on or after January 1, 2011 or existing sponsor agreements that are materially modified subsequent to that date; for these agreements, the Company will measure the service element at its estimated selling price.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2011	$358,973	$867,463	$1,226,436
Cash proceeds	113,589	269,083	382,672
Revenue recognized	(99,323)	(323,062)	(422,385)
Other	—	385	385
Effects of foreign currency translation	907	3,145	4,052
June 30, 2012	$374,146	$817,014	$1,191,160
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$177,512	$817,014	$994,526
Non-current liabilities	$196,634	$—	$196,634

Effective from December 31, 2011, LoyaltyOne implemented an expiry policy, with all existing and future AIR MILES reward miles having an expiry of five years.

In December 2011, LoyaltyOne introduced a new program option, AIR MILES Cash, to which collectors, beginning in the first quarter of 2012, can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, AIR MILES Cash enabled collectors to instantly redeem their AIR MILES reward miles collected in this new program in-store towards purchases at participating sponsors.

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

For the six months ended June 30, 2012, the Company acquired a total of 486,241 shares of its common stock for $59.0 million. As of June 30, 2012, the Company has $341.0 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of operations	$7,954	$6,007	$15,521	$11,910
General and administrative	4,926	5,099	9,665	8,280
Total	$12,880	$11,106	$25,186	$20,190

During the six months ended June 30, 2012, the Company awarded 328,759 performance-based restricted stock units with a weighted average grant date fair value per share of $120.00 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2012 to December 31, 2012 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2013, an additional 33% of the award on February 21, 2014 and the final 34% of the award on February 23, 2015, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2012, the Company awarded 94,626 service-based restricted stock units with a weighted average grant date fair value per share of $120.16 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$642,199	$642,199	$216,213	$216,213
Trade receivables, net	319,292	319,292	300,895	300,895
Credit card receivables, net	5,278,180	5,278,180	5,197,690	5,197,690
Redemption settlement assets, restricted	476,234	476,234	515,838	515,838
Cash collateral, restricted	124,895	124,895	158,727	158,727
Other investment securities	469,215	469,215	26,772	26,772
Derivative financial instruments	8	8	—	—
Financial liabilities
Accounts payable	169,938	169,938	149,812	149,812
Deposits	1,652,952	1,670,748	1,353,775	1,372,670
Asset-backed securities debt – owed to securitization investors	3,437,767	3,502,028	3,260,287	3,302,687
Long-term and other debt	2,428,322	3,779,796	2,183,474	3,071,661
Derivative financial instruments	22,927	22,927	38,103	38,103

Fair Value of Assets and Liabilities Held at June 30, 2012 and December 31, 2011

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

Other investment securities — Other investment securities consist primarily of restricted cash and marketable securities. The fair value is based on quoted market prices for the same or similar securities.

Deposits — The fair value is estimated based on the current observable market rates available to the Company for similar deposits with similar remaining maturities.

Asset-backed securities debt – owed to securitization investors — The fair value is estimated based on the current observable market rates available to the Company for similar debt instruments with similar remaining maturities or quoted market prices of the same transaction.

Long-term and other debt — The fair value is estimated based on the current observable market rates available to the Company for similar debt instruments with similar remaining maturities or quoted market prices of the same transaction.

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

The following table provides information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In thousands)
Government bonds (1)	$—	$—	$5,058	$5,100	$—	$—
Corporate bonds (1)	14,158	21,346	450,639	453,927	—	—
Cash collateral, restricted	2,500	—	—	—	122,395	158,727
Other investment securities (2)	443,793	3,043	25,422	23,729	—	—
Derivative financial instruments (3)	—	—	8	—	—	—
Total assets measured at fair value	$460,451	$24,389	$481,127	$482,756	$122,395	$158,727

Derivative financial instruments (3)	$—	$—	$22,927	$38,103	$—	$—
Total liabilities measured at fair value	$—	$—	$22,927	$38,103	$—	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.

(3)	Amounts are included in other assets, other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of June 30, 2012 and 2011:

Cash Collateral, Restricted
(In thousands)
March 31, 2012	$141,866
Total gains (realized or unrealized):
Included in earnings	2,330
Purchases	—
Settlements	(21,801)
Transfers in or out of Level 3	—
June 30, 2012	$122,395

Gains for the period included in earnings related to assets still held at June 30, 2012	$2,330

Cash Collateral, Restricted
(In thousands)
December 31, 2011	$158,727
Total gains (realized or unrealized):
Included in earnings	4,019
Purchases	—
Settlements	(40,351)
Transfers in or out of Level 3	—
June 30, 2012	$122,395

Gains for the period included in earnings related to assets still held at June 30, 2012	$4,019

Cash Collateral, Restricted
(In thousands)
March 31, 2011	$179,333
Total gains (realized or unrealized):
Included in earnings	126
Purchases	—
Settlements	(3,633)
Transfers in or out of Level 3	—
June 30, 2011	$175,826

Gains for the period included in earnings related to assets still held at June 30, 2011	$126

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Cash Collateral, Restricted
(In thousands)
December 31, 2010	$185,754
Total gains (realized or unrealized):
Included in earnings	458
Purchases	2,291
Settlements	(12,677)
Transfers in or out of Level 3	—
June 30, 2011	$175,826

Gains for the period included in earnings related to assets still held at June 30, 2011	$458

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 1 to 52 months, with a weighted average term of 14 months. The unobservable input used to calculate the fair value was the discount rate of 3.3%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases (decreases) in the term or the discount rate would result in a lower (higher) fair value.

For the three and six months ended June 30, 2012 and 2011, gains included in earnings attributable to cash collateral, restricted are included in interest in the unaudited condensed consolidated statements of income.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$642,199	$642,199	$—	$—
Credit card receivables, net	5,278,180	—	—	5,278,180
Total assets	$5,920,379	$642,199	$—	$5,278,180

Deposits	$1,670,748	$—	$1,670,748	$—
Asset-backed securities debt - owed to securitization investors	3,502,028	—	3,502,028	—
Long-term and other debt	3,779,796	—	3,779,796	—
Total liabilities	$8,952,572	$—	$8,952,572	$—

10. INCOME TAXES

For the three and six months ended June 30, 2012, the Company utilized an effective tax rate of 38.0% and 38.2%, respectively, to calculate its provision for income taxes. For the three and six months ended June 30, 2011, the Company utilized an effective tax rate of 38.9% and 38.7%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income Taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2012 based on all known variables is 38.4%.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. SEGMENT INFORMATION

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

Effective December 31, 2011, interest expense, net was allocated to each of the respective segments. All prior year segment information has been restated to conform to the current year presentation.

Additionally, corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments.

Three Months Ended June 30, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$229,562	$235,476	$402,497	$—	$(1,050)	$866,485
Adjusted EBITDA (1)	60,574	48,779	206,078	(22,605)	—	292,826
Stock compensation expense	2,248	3,439	2,267	4,926	—	12,880
Depreciation and amortization	4,967	24,844	8,822	770	—	39,403
Operating income (loss)	53,359	20,496	194,989	(28,301)	—	240,543
Interest expense, net	(202)	(19)	27,876	45,412	—	73,067
Income (loss) before income taxes	53,561	20,515	167,113	(73,713)	—	167,476

Three Months Ended June 30, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$203,162	$188,456	$350,718	$356	$(2,234)	$740,458
Adjusted EBITDA (1)	52,943	39,324	163,671	(15,567)	(1,454)	238,917
Stock compensation expense	1,365	2,855	1,786	5,100	—	11,106
Depreciation and amortization	5,251	20,721	8,858	1,190	—	36,020
Operating income (loss)	46,327	15,748	153,027	(21,857)	(1,454)	191,791
Interest expense, net	(94)	(21)	36,047	44,316	(1,454)	78,794
Income (loss) before income taxes	46,421	15,769	116,980	(66,173)	—	112,997

Six Months Ended June 30, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$487,359	$463,408	$809,843	$292	$(2,848)	$1,758,054
Adjusted EBITDA (1)	118,966	88,601	430,480	(41,577)	—	596,470
Stock compensation expense	4,369	7,050	4,102	9,665	—	25,186
Depreciation and amortization	10,086	49,222	17,347	1,467	—	78,122
Operating income (loss)	104,511	32,329	409,031	(52,709)	—	493,162
Interest expense, net	(362)	(37)	54,320	84,798	—	138,719
Income (loss) before income taxes	104,873	32,366	354,711	(137,507)	—	354,443

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Six Months Ended June 30, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$420,836	$344,140	$719,628	$713	$(4,423)	$1,480,894
Adjusted EBITDA (1)	111,194	72,990	347,001	(32,970)	(2,908)	495,307
Stock compensation expense	3,332	5,148	3,430	8,280	—	20,190
Depreciation and amortization	10,434	40,620	17,868	2,496	—	71,418
Operating income (loss)	97,428	27,222	325,703	(43,746)	(2,908)	403,699
Interest expense, net	(72)	(36)	72,664	80,605	(2,908)	150,253
Income (loss) before income taxes	97,500	27,258	253,039	(124,351)	—	253,446

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA is presented in accordance with ASC 280, “Segment Reporting,” as it is the primary performance metric utilized to access performance of the segment.

12. DISCONTINUED OPERATIONS

In November 2009, the Company terminated operations of its credit program for web and catalog retailer VENUE. This has been treated as a discontinued operation under ASC 205-20, “Presentation of Financial Statements — Discontinued Operations.” The underlying assets of the discontinued operation for the periods presented in the unaudited condensed consolidated balance sheets are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Assets:
Credit card receivables, net	$—	$2,439
Assets of discontinued operations	$—	$2,439

13. SUBSEQUENT EVENTS

Portfolio Acquisition

In July 2012, the Company purchased the existing private label credit card portfolio of The Bon-Ton Stores, Inc. Total consideration paid was approximately $500 million, subject to customary purchase price adjustments.

Asset-backed Securities – Owed to Securitization Investors

In July 2012, World Financial Network Credit Card Master Note Trust issued $433.3 million of term asset-backed securities to investors. The offering consisted of $325.0 million of Class A Series 2012-B asset-backed term notes that have a fixed interest rate of 1.76% per year and mature in July 2017. In addition, the Company retained an aggregate of $108.3 million of subordinated classes of the term asset-backed notes which will be eliminated from the Company’s unaudited condensed consolidated financial statements.

In July 2012, World Financial Network Credit Card Master Note Trust issued $266.7 million of term asset-backed securities to investors. The offering consisted of the following:

•	$200.0 million of Class A Series 2012-C asset-backed notes with a fixed interest rate of 2.23% per year,

•	$10.0 million of Class M Series 2012-C asset-backed notes with a fixed interest rate of 3.32% per year,

•	$12.7 million of Class B Series 2012-C asset-backed notes with a fixed interest rate of 3.57% per year,

•	$33.3 million of Class C Series 2012-C asset-backed notes with a fixed interest rate of 4.55% per year, and

•	$10.7 million of Class D Series 2012-C asset-backed notes which were retained by the Company and will be eliminated from the Company’s unaudited condensed consolidated financial statements.

The Class A, Class M, Class B and Class C Series 2012-C asset-backed notes will all mature in October 2018.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Year in Review Highlights

For the six months ended June 30, 2012, revenue increased 18.7% to $1.8 billion and adjusted EBITDA increased 20.4% to $596.5 million as compared to the prior year period as each of our three segments achieved solid operating results.

LoyaltyOne®

Revenue increased 15.8% to $487.4 million and adjusted EBITDA increased 7.0% to $119.0 million for the six months ended June 30, 2012 as compared to the same period in 2011.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. A weaker Canadian dollar negatively impacted the quarter as the average foreign currency exchange rate for the six months ended June 30, 2012 was $0.99 as compared to $1.02 in the prior year period, which lowered revenue and adjusted EBITDA by $14.6 million and $4.0 million, respectively.

AIR MILES® reward miles redeemed during the six months ended June 30, 2012 increased 26.0% compared to the same period in the prior year due to higher collector redemptions. As expected, the introduction of a five-year expiry policy for the AIR MILES Reward Program in December 2011 stimulated redemption activity during the first quarter of 2012 and remained somewhat elevated during the second quarter of 2012. We believe redemption activity will continue to moderate for the remainder of 2012.

The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed. AIR MILES reward miles issued during the six months ended June 30, 2012 increased 9.3% compared to the same period in the prior year due to positive growth in consumer credit card spending and increased promotional activity in the gas and grocer sectors. We expect mid-single digit year-over-year issuance growth for 2012.

In December 2011 we introduced a new program option to issue AIR MILES reward miles called AIR MILES Cash, to which collectors, beginning in the first quarter of 2012, can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, AIR MILES Cash enabled collectors to instantly redeem their AIR MILES reward miles collected in this new program in-store towards purchases at participating sponsors. We have approximately 600,000 collectors in the program and launched our fifth participating redemption sponsor in June 2012. AIR MILES reward mile issuance in AIR MILES Cash continues to meet our expectations; however, such issuances are not a material part of total AIR MILES reward mile issuances. During the remainder of 2012, we plan to increase the number of redemption sponsors as well as increase the number of locations where AIR MILES Cash redemptions are accepted. The implementation of AIR MILES Cash did not have a significant impact for the six months ended June 30, 2012 nor is it expected to have a significant impact for the remainder of 2012.

During the six months ended June 30, 2012, LoyaltyOne announced a new multi-year agreement with Toys “R” Us, Canada to issue AIR MILES reward miles in all Toys “R” Us and Babies “R” Us locations across Canada.

Further, CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz coalition loyalty program, or dotz, in which we have a 37% ownership, is continuing to roll-out its coalition loyalty program into additional regions. We announced the rollout of dotz into the Sao Paulo State interior in April 2012 and the expansion of the dotz program into Fortaleza in July 2012. We anticipate that dotz will enter into two additional Brazilian markets by the end of 2012. In June 2012, we acquired an additional 8% ownership interest in Direxions Global Solutions Private Ltd., a leading loyalty, CRM solutions and data analytics provider in India, bringing our total ownership interest to 34%. We expect to incur losses of approximately $15 million associated with our international initiatives in 2012.

Index

Epsilon®

Revenue increased 34.7% to $463.4 million and adjusted EBITDA increased 21.4% to $88.6 million for the six months ended June 30, 2012 as compared to the same period in 2011. These increases were driven by the acquisition of Aspen Marketing Holdings, Inc., or Aspen, in May 2011 and growth in marketing technology with the expansion of services to existing clients and new client signings.

During the six months ended June 30, 2012, Epsilon announced a new multi-year agreement with Northwestern Mutual Life Insurance Company to manage and deploy their permission-based email newsletters and email marketing initiatives. Epsilon also announced that The Container Store, a leading retailer of storage and organization products, has enlisted Epsilon for comprehensive data and database marketing services. In addition, Epsilon announced a new multi-year agreement with Canadian Tire Corporation, one of Canada’s largest general and sporting goods retailers, to host the electronic platform for Canadian Tire Corporation’s customer rewards program. Patagonia, a leading designer of sport-related apparel and accessories, has renewed its long-standing partnership with Epsilon where Epsilon will continue to provide comprehensive database marketing services.

We anticipate that Epsilon’s revenue growth will experience some temporary softness in the second half of 2012, particularly in the third quarter of 2012, due to weakness in the pharmaceutical sector. However, we expect that adjusted EBITDA will continue double-digit growth, with expansion in our adjusted EBITDA margin.

Private Label Services and Credit

Revenue increased 12.5% to $809.8 million and adjusted EBITDA increased 24.1% to $430.5 million for the six months ended June 30, 2012 as compared to the same period in 2011.

For the six months ended June 30, 2012, average credit card receivables increased 9.9% as compared to the same period in the prior year as a result of increased credit sales and stabilized payment rates. Credit sales increased 19.1% for the six months ended June 30, 2012 due to strong credit cardholder spending and recent new client signings.

Delinquency rates improved to 3.9% of principal receivables at June 30, 2012, down from 4.5% at June 30, 2011. The principal net charge-off rate was 5.1% for the six months ended June 30, 2012 as compared to 7.5% in the prior year period. Based on current trends, we anticipate a 150-180 basis point improvement in the principal net charge-off rate for the full year 2012 as compared to 2011.

In March 2012, we acquired the existing credit card portfolio of Pier 1 Imports for a total purchase price of $97.7 million. In May 2012, we acquired the existing private label credit card portfolio of Premier Designs, Inc for a preliminary purchase price of $24.5 million, which is subject to customary purchase price adjustments. In July 2012, we purchased the existing private label credit card portfolio of The Bon-Ton Stores, Inc. Total consideration paid was approximately $500 million, subject to customary purchase price adjustments. We do not expect the acquisition of the portfolio to provide any accretion to earnings per share in 2012, but it is expected to be accretive to 2013.

During the six months ended June 30, 2012, we also announced the signing of multi-year renewal agreements to continue providing private label credit card services to Reed Jewelers, a leading multichannel jewelry retailer; The Buckle Inc., a leading multichannel retailer of private label and brand name apparel, accessories and footwear; and to Gardner-White Furniture, a Michigan-based multichannel retailer of home furnishings and electronics. In addition, we signed a multi-year renewal agreement to continue managing the private label credit card program for Little Switzerland, Inc., a leading multi-channel retailer of duty-free merchandise. We signed a new multi-year agreement to create and manage a new private label credit card program for Blue Nile, Inc, a leading online retailer of diamonds and fine jewelry.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011.

Index

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$103,821	$69,023	$219,050	$155,399
Stock compensation expense	12,880	11,106	25,186	20,190
Provision for income taxes	63,655	43,974	135,393	98,047
Interest expense, net	73,067	78,794	138,719	150,253
Depreciation and other amortization	18,496	16,850	36,100	33,604
Amortization of purchased intangibles	20,907	19,170	42,022	37,814
Adjusted EBITDA	$292,826	$238,917	$596,470	$495,307

Index

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$229,562	$203,162	$26,400	13.0%
Epsilon	235,476	188,456	47,020	25.0
Private Label Services and Credit	402,497	350,718	51,779	14.8
Corporate/Other	—	356	(356)	(100.0)
Eliminations	(1,050)	(2,234)	1,184	nm *
Total	$866,485	$740,458	$126,027	17.0%
Adjusted EBITDA (1):
LoyaltyOne	$60,574	$52,943	$7,631	14.4%
Epsilon	48,779	39,324	9,455	24.0
Private Label Services and Credit	206,078	163,671	42,407	25.9
Corporate/Other	(22,605)	(15,567)	(7,038)	45.2
Eliminations	—	(1,454)	1,454	nm *
Total	$292,826	$238,917	$53,909	22.6%
Stock compensation expense:
LoyaltyOne	$2,248	$1,365	$883	64.7%
Epsilon	3,439	2,855	584	20.5
Private Label Services and Credit	2,267	1,786	481	26.9
Corporate/Other	4,926	5,100	(174)	(3.4)
Total	$12,880	$11,106	$1,774	16.0%
Depreciation and amortization:
LoyaltyOne	$4,967	$5,251	$(284)	(5.4)%
Epsilon	24,844	20,721	4,123	19.9
Private Label Services and Credit	8,822	8,858	(36)	(0.4)
Corporate/Other	770	1,190	(420)	(35.3)
Total	$39,403	$36,020	$3,383	9.4%
Operating income:
LoyaltyOne	$53,359	$46,327	$7,032	15.2%
Epsilon	20,496	15,748	4,748	30.1
Private Label Services and Credit	194,989	153,027	41,962	27.4
Corporate/Other	(28,301)	(21,857)	(6,444)	29.5
Eliminations	—	(1,454)	1,454	nm *
Total	$240,543	$191,791	$48,752	25.4%
Adjusted EBITDA margin (2):
LoyaltyOne	26.4%	26.1%	0.3%
Epsilon	20.7	20.9	(0.2)
Private Label Services and Credit	51.2	46.7	4.5
Total	33.8%	32.3%	1.5%
Segment operating data:
Private label statements generated	38,851	34,800	4,051	11.6%
Credit sales	$2,869,999	$2,425,363	$444,636	18.3%
Average credit card receivables	$5,467,489	$4,848,715	$618,774	12.8%
AIR MILES reward miles issued	1,316,309	1,219,695	96,614	7.9%
AIR MILES reward miles redeemed	1,024,738	816,927	207,811	25.4%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $126.0 million, or 17.0%, to $866.5 million for the three months ended June 30, 2012 from $740.5 million for the three months ended June 30, 2011. The net increase was due to the following:

•
Transaction. Revenue increased $7.6 million, or 10.9%, to $77.5 million for the three months ended June 30, 2012. Transaction revenue was positively impacted by an increase of $3.7 million in other servicing fees charged to our credit cardholders, an increase of $2.6 million in higher merchant fees due to increased credit sales at certain retailers, and an increase of $1.3 million in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, as a result of increases in the number of AIR MILES reward miles issued over the last several quarters.

•
Redemption. Revenue increased $25.8 million, or 19.4%, to $159.2 million for the three months ended June 30, 2012 due to a 25.4% increase in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy to the AIR MILES Reward Program in December 2011 continued to stimulate redemption activity during the second quarter of 2012, although at moderated levels from the first quarter of 2012.

•
Finance charges, net. Revenue increased $45.5 million, or 13.7%, to $377.8 million for the three months ended June 30, 2012. This increase was driven by an improvement in our gross yield of 20 basis points and a 12.8% increase in average credit card receivables as customer payment rates stabilized on a year-over-year basis and credit cardholder spending remained strong.

•
Database marketing fees and direct marketing. Revenue increased $37.3 million, or 20.4%, to $219.5 million for the three months ended June 30, 2012. The increase in revenue was driven by our acquisition of Aspen, which added $33.2 million, with the remainder of the increase driven by growth in our marketing technology business resulting from the expansion of services to existing clients as well as new client signings within our Epsilon segment.

•
Other revenue. Revenue increased $9.8 million, or 43.0%, to $32.5 million for the three months ended June 30, 2012 due to Aspen, which added $8.1 million in revenue associated with strategic consulting initiatives.

Cost of operations. Cost of operations increased $75.2 million, or 17.4%, to $506.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations increased $19.7 million due to a $9.1 million increase in the cost of fulfillment for the AIR MILES Reward Program as a result of the increase in the number of AIR MILES reward miles redeemed. In addition, marketing expenses increased $3.9 million due to costs associated with the promotion of AIR MILES Cash, and payroll and benefit costs increased $3.3 million to support new growth initiatives, including international expansion activities.

•
Within the Epsilon segment, cost of operations increased $38.1 million due to the acquisition of Aspen, which added $35.2 million. Cost of operations also increased as a result of enhancements to infrastructure and security.

•
Within the Private Label Services and Credit segment, cost of operations increased by $17.7 million, with payroll and benefits increasing $7.1 million due to an increase in the number of associates to support current and future growth. Marketing expenses increased $2.9 million, in part due to growth in credit sales, other credit card expenses increased $3.0 million due to higher volumes and legal and consulting fees also increased $2.3 million.

Provision for loan loss. Provision for loan loss decreased $7.8 million, or 13.0%, to $52.6 million for the three months ended June 30, 2012 as compared to $60.4 million for the three months ended June 30, 2011. The provision for loan loss was impacted by a decline in the net charge-off rate of credit card receivables. The net charge-off rate improved 230 basis points to 4.9% for the three months ended June 30, 2012 as compared to 7.2% for the three months ended June 30, 2011. Delinquency rates improved to 3.9% of principal credit card receivables at June 30, 2012 from 4.5% at June 30, 2011. The decrease in the provision for loan loss was partially offset by the 12.8% increase in average credit card receivables.

Index

General and administrative. General and administrative expenses increased $6.5 million, or 31.0%, to $27.5 million for the three months ended June 30, 2012 as compared to $21.0 million for the three months ended June 30, 2011. The increase was driven by payroll and benefit costs associated with higher medical costs and an increase in expenses for our retirement savings plans.

Depreciation and other amortization. Depreciation and other amortization increased $1.6 million, or 9.8%, to $18.5 million for the three months ended June 30, 2012 as compared to $16.9 million for the three months ended June 30, 2011 due to additional assets placed in service resulting from fixed assets acquired in the Aspen acquisition and capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $1.7 million, or 9.1%, to $20.9 million for the three months ended June 30, 2012 as compared to $19.2 million for the three months ended June 30, 2011. The increase relates to $3.8 million of additional amortization associated with the intangible assets acquired in the Aspen acquisition, offset in part by certain fully amortized intangible assets.

Interest expense. Total interest expense, net decreased $5.7 million, or 7.3%, to $73.1 million for the three months ended June 30, 2012 as compared to $78.8 million for the three months ended June 30, 2011. The decrease was due to the following:

•
Securitization funding costs. Securitization funding costs decreased $12.5 million due to a decline in average interest rates for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. In addition, we also incurred a net benefit of $3.5 million resulting from a change in the valuation of our derivative financial instruments.

•	Interest expense on deposits. Interest on deposits increased $0.5 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $6.3 million due, in part, to an increase in borrowings resulting from the issuance in the first quarter of 2012 of the $500.0 million senior notes due in 2020. In addition, the amortization of imputed interest associated with the convertible senior notes increased $2.1 million as compared to the same period in 2011. These increases were offset by a decline in interest expense associated with our line of credit. The increases were further offset by a decline in the amortization of debt issuance costs as in the second quarter of 2011 we wrote off $2.6 million in unamortized debt costs associated with the early extinguishment of certain previous term loans.

Taxes. Income tax expense increased $19.7 million to $63.7 million for the three months ended June 30, 2012 from $44.0 million for the comparable period in 2011 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the three months ended June 30, 2012 declined to 38.0% as compared to 38.9% for the three months ended June 30, 2011, as the result of the settlement of certain tax audits in April 2012.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $126.0 million, or 17.0%, to $866.5 million for the three months ended June 30, 2012 from $740.5 million for the three months ended June 30, 2011. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $26.4 million, or 13.0%, to $229.6 million for the three months ended June 30, 2012. An unfavorable Canadian foreign currency exchange rate impacted revenue by $10.1 million. Redemption revenue increased $25.8 million, or 19.4%, due to higher collector redemptions compared to the second quarter of 2011. The introduction of a five-year expiry policy to the AIR MILES Reward Program on December 31, 2011 continued to stimulate redemption activity during the quarter. Revenue from issuance fees, for which we provide marketing and administrative services, increased $1.3 million due to increases in the total number of AIR MILES reward miles issued over the last several quarters.

•
Epsilon. Revenue increased $47.0 million, or 25.0%, to $235.5 million for the three months ended June 30, 2012. Aspen’s marketing services product lines added $41.0 million to revenue. In addition, marketing technology revenue continues to build from past client signings and the expansion of services to existing clients, growing $7.0 million, or 6.9%. These increases were offset by a 2.0% decrease in data revenue, as solid growth in Abacus transactional data was offset by softness in consumer demographic data offerings.

Index

•
Private Label Services and Credit. Revenue increased $51.8 million, or 14.8%, to $402.5 million for the three months ended June 30, 2012. Finance charges and late fees increased by $45.5 million, driven by an increase in our gross yield of 20 basis points and a 12.8% increase in average credit card receivables due to strong credit cardholder spending and the stabilization of customer payment rates. Transaction revenue increased $6.3 million due in part to an increase in merchant fees and other servicing fees.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA increased $53.9 million, or 22.6%, to $292.8 million for the three months ended June 30, 2012 from $238.9 million for the three months ended June 30, 2011. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $7.6 million, or 14.4%, to $60.6 million for the three months ended June 30, 2012. Adjusted EBITDA was positively impacted by increases in revenue associated with higher redemptions. These increases were somewhat offset by increases in the cost of fulfillment for those AIR MILES reward miles redeemed. Adjusted EBITDA was also negatively impacted by marketing expenses associated with the promotion of AIR MILES Cash and increases in costs associated with our international initiatives.

•
Epsilon. Adjusted EBITDA increased $9.5 million, or 24.0%, to $48.8 million for the three months ended June 30, 2012. Adjusted EDITDA was positively impacted by Aspen and the growth in marketing technology. The positive impacts to adjusted EBITDA were somewhat offset by costs associated with a data center relocation and enhancements to infrastructure and security to support future growth.

•
Private Label Services and Credit. Adjusted EBITDA increased $42.4 million, or 25.9%, to $206.1 million for the three months ended June 30, 2012. Adjusted EBITDA was positively impacted by the increase in finance charges, net and a decline in the provision for loan loss, each as described above. The net charge-off rate for the three months ended June 30, 2012 was 4.9% as compared to 7.2% in the same period in 2011. Delinquency rates also improved to 3.9% of principal credit card receivables at June 30, 2012 from 4.5% at June 30, 2011.

•
Corporate/Other. Adjusted EBITDA decreased $7.0 million to a loss of $22.6 million for the three months ended June 30, 2012 related to increases in payroll and benefit costs associated with higher medical costs and an increase in expenses for our retirement savings plans.

Index

Results of Operations

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$487,359	$420,836	$66,523	15.8%
Epsilon	463,408	344,140	119,268	34.7
Private Label Services and Credit	809,843	719,628	90,215	12.5
Corporate/Other	292	713	(421)	(59.0)
Eliminations	(2,848)	(4,423)	1,575	nm *
Total	$1,758,054	$1,480,894	$277,160	18.7%
Adjusted EBITDA (1):
LoyaltyOne	$118,966	$111,194	$7,772	7.0%
Epsilon	88,601	72,990	15,611	21.4
Private Label Services and Credit	430,480	347,001	83,479	24.1
Corporate/Other	(41,577)	(32,970)	(8,607)	26.1
Eliminations	—	(2,908)	2,908	nm *
Total	$596,470	$495,307	$101,163	20.4%
Stock compensation expense:
LoyaltyOne	$4,369	$3,332	$1,037	31.1%
Epsilon	7,050	5,148	1,902	36.9
Private Label Services and Credit	4,102	3,430	672	19.6
Corporate/Other	9,665	8,280	1,385	16.7
Total	$25,186	$20,190	$4,996	24.7%
Depreciation and amortization:
LoyaltyOne	$10,086	$10,434	$(348)	(3.3)%
Epsilon	49,222	40,620	8,602	21.2
Private Label Services and Credit	17,347	17,868	(521)	(2.9)
Corporate/Other	1,467	2,496	(1,029)	(41.2)
Total	$78,122	$71,418	$6,704	9.4%
Operating income:
LoyaltyOne	$104,511	$97,428	$7,083	7.3%
Epsilon	32,329	27,222	5,107	18.8
Private Label Services and Credit	409,031	325,703	83,328	25.6
Corporate/Other	(52,709)	(43,746)	(8,963)	20.5
Eliminations	—	(2,908)	2,908	nm *
Total	$493,162	$403,699	$89,463	22.2%
Adjusted EBITDA margin (2):
LoyaltyOne	24.4%	26.4%	(2.0)%
Epsilon	19.1	21.2	(2.1)
Private Label Services and Credit	53.2	48.2	5.0
Total	33.9%	33.4%	0.5%
Segment operating data:
Private label statements generated	75,968	69,546	6,422	9.2%
Credit sales	$5,213,548	$4,379,062	$834,486	19.1%
Average credit card receivables	$5,394,502	$4,908,587	$485,915	9.9%
AIR MILES reward miles issued	2,546,152	2,330,233	215,919	9.3%
AIR MILES reward miles redeemed	2,274,560	1,805,572	468,988	26.0%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $277.2 million, or 18.7%, to $1.8 billion for the six months ended June 30, 2012 from $1.5 billion for the six months ended June 30, 2011. The net increase was due to the following:

•
Transaction. Revenue increased $13.6 million, or 9.3%, to $160.2 million for the six months ended June 30, 2012 due to an increase of $3.6 million in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, as a result of increases in the number of AIR MILES reward miles issued over the past year, and higher merchant fees of $5.9 million. Other servicing fees charged to our cardholders also increased transaction revenue by $4.1 million.

•
Redemption. Revenue increased $64.5 million, or 22.8%, to $347.7 million for the six months ended June 30, 2012 due to a 26.0% increase in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy to the AIR MILES Reward Program in December 2011 stimulated redemption activity through the six months ended June 30, 2012.

•
Finance charges, net. Revenue increased $79.7 million, or 11.8%, to $754.1 million for the six months ended June 30, 2012. This increase was driven by an improvement in our gross yield of 50 basis points and a 9.9% increase in average credit card receivables as customer payment rates stabilized on a year-over-year basis and credit cardholder spending remained strong.

•
Database marketing fees and direct marketing. Revenue increased $98.2 million, or 29.3%, to $433.1 million for the six months ended June 30, 2012. The increase in revenue was driven by our acquisition of Aspen, which added $88.8 million, with the remainder of the increase driven by growth in our marketing technology business resulting from the expansion of services to existing clients as well as new client signings within our Epsilon segment.

•
Other revenue. Revenue increased $21.2 million, or 50.7%, to $62.9 million for the six months ended June 30, 2012 due to Aspen, which added $19.3 million in revenue associated with strategic consulting initiatives.

Cost of operations. Cost of operations increased $197.6 million, or 23.6%, to $1.0 billion for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations increased $59.8 million due to a $35.7 million increase in the cost of fulfillment for the AIR MILES Reward Program as a result of a 26.0% increase in the number of AIR MILES reward miles redeemed. In addition, marketing expenses increased $9.6 million due to costs associated with the launch and promotion of AIR MILES Cash, and payroll and benefit costs increased $7.8 million to support new growth initiatives. Cost of operations also increased as a result of additional international expansion activities.

•
Within the Epsilon segment, cost of operations increased $105.6 million due to the acquisition of Aspen, which added $93.5 million. Cost of operations also increased as a result of increased payroll and benefit costs, enhancements to infrastructure and security as well as a relocation of a data center to support future growth.

•
Within the Private Label Services and Credit segment, cost of operations increased by $33.6 million, with payroll and benefits increasing $14.5 million due to an increase in the number of associates to support current and future growth. Marketing expenses increased $6.3 million, in part due to growth in credit sales, other credit card expenses increased $6.9 million due to higher volumes and legal and consulting also increased $3.8 million.

Provision for loan loss. Provision for loan loss decreased $26.2 million, or 20.4%, to $101.9 million for the six months ended June 30, 2012 as compared to $128.0 million for the six months ended June 30, 2011. The provision for loan loss was impacted by a decline in the net charge-off rate of credit card receivables. The net charge-off rate improved 240 basis points to 5.1% for the six months ended June 30, 2012 as compared to 7.5% for the six months ended June 30, 2011. Delinquency rates improved to 3.9% of principal credit card receivables at June 30, 2012 from 4.5% at June 30, 2011. The decrease in the provision for loan loss was partially offset by the 9.9% increase in average credit card receivables.

Index

General and administrative. General and administrative expenses increased $9.6 million, or 22.8%, to $51.5 million for the six months ended June 30, 2012 as compared to $42.0 million for the six months ended June 30, 2011. The increase was driven by payroll, benefit and consulting costs as a result of higher medical costs and an increase in expenses for our retirement savings plans, as well as the impact of the amortization of deferred gains in 2011 associated with sale-leaseback transactions that were fully amortized in April 2011.

Depreciation and other amortization. Depreciation and other amortization increased $2.5 million, or 7.4%, to $36.1 million for the six months ended June 30, 2012 as compared to $33.6 million for the six months ended June 30, 2011 due to additional assets placed in service resulting from fixed assets acquired in the Aspen acquisition and capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $4.2 million, or 11.1%, to $42.0 million for the six months ended June 30, 2012 as compared to $37.8 million for the six months ended June 30, 2011. The increase relates to $9.6 million of additional amortization associated with the intangible assets acquired in the Aspen acquisition, offset in part by certain fully amortized intangible assets.

Interest expense. Total interest expense, net decreased $11.5 million, or 7.7%, to $138.7 million for the six months ended June 30, 2012 as compared to $150.3 million for the six months ended June 30, 2011. The decrease was due to the following:

•
Securitization funding costs. Securitization funding costs decreased $21.2 million due to lower average borrowings and lower interest rates for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

•	Interest expense on deposits. Interest on deposits increased $0.8 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $8.9 million due, in part, to an increase in borrowings resulting from the issuance in the first quarter of 2012 of senior notes due in 2020. In addition, the amortization of imputed interest associated with the convertible senior notes increased $4.2 million as compared to the same period in 2011. These increases were offset by a decline in interest expense associated with our line of credit. The increases were further offset by a decline in the amortization of debt issuance costs as in the second quarter of 2011 we wrote off $2.6 million in unamortized debt costs associated with the early extinguishment of certain previous term loans.

Taxes. Income tax expense increased $37.3 million to $135.4 million for the six months ended June 30, 2012 from $98.0 million for the comparable period in 2011 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the six months ended June 30, 2012 declined to 38.2% as compared to 38.7% for the six months ended June 30, 2011, as the result of the settlement of certain tax audits in April 2012.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $277.2 million, or 18.7%, to $1.8 billion for the six months ended June 30, 2012 from $1.5 billion for the six months ended June 30, 2011. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $66.5 million, or 15.8%, to $487.4 million for the six months ended June 30, 2012. An unfavorable Canadian foreign currency exchange rate impacted revenue by $14.6 million. Redemption revenue increased $64.5 million, or 22.8%, due to higher collector redemptions compared to the six month ended June 30, 2011. The introduction of a five-year expiry policy to the AIR MILES Reward Program on December 31, 2011 stimulated redemption activity. Revenue from issuance fees, for which we provide marketing and administrative services, increased $3.6 million due to increases in the total number of AIR MILES reward miles issued over the past year.

•
Epsilon. Revenue increased $119.3 million, or 34.7%, to $463.4 million for the six months ended June 30, 2012. Aspen’s marketing services product lines added $106.2 million to revenue. In addition, marketing technology revenue continues to build from past client signings and the expansion of services to existing clients, growing $14.0 million, or 7.1%. Data revenue remained relatively flat as solid growth in transactional data was offset by softness in consumer demographic data offerings.

Index

•
Private Label Services and Credit. Revenue increased $90.2 million, or 12.5%, to $809.8 million for the six months ended June 30, 2012. Finance charges and late fees increased by $79.7 million, driven by an increase in our gross yield of 50 basis points and a 9.9% increase in average credit card receivables due to strong credit cardholder spending and the stabilization of customer payment rates. Transaction revenue increased $10.5 million due in part to higher merchant fees.

•	Corporate/Other. Revenue decreased by $0.4 million to $0.3 million for the six months ended June 30, 2012 as a result of the transfer of certain sublease agreements.

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Adjusted EBITDA increased $101.2 million, or 20.4%, to $596.5 million for the six months ended June 30, 2012 from $495.3 million for the six months ended June 30, 2011. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $7.8 million, or 7.0%, to $119.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Adjusted EBITDA was positively impacted by increases in revenue associated with higher redemptions. These increases were somewhat offset by increases in the cost of fulfillment for those AIR MILES reward miles redeemed. Adjusted EBITDA was also negatively impacted by marketing expenses associated with the launch and promotion of AIR MILES Cash and increases in costs associated with our international initiatives.

•
Epsilon. Adjusted EBITDA increased $15.6 million, or 21.4%, to $88.6 million for the six months ended June 30, 2012. Adjusted EDITDA was positively impacted by Aspen and the growth in marketing technology. The positive impacts to adjusted EBITDA were somewhat offset by higher payroll and benefit costs, and costs associated with a data center relocation and incremental spending on infrastructure and security to support future growth. Adjusted EBITDA margin decreased to 19.1% for the six months ended June 30, 2012 from 21.2% for the same period in the prior year. The negative impact to adjusted EBITDA margin was due to a shift in revenue mix attributable to the Aspen acquisition and additional costs to support future growth as discussed above.

•
Private Label Services and Credit. Adjusted EBITDA increased $83.5 million, or 24.1%, to $430.5 million for the six months ended June 30, 2012. Adjusted EBITDA was positively impacted by the increase in finance charges, net and a decline in the provision for loan loss, each as described above. The net charge-off rate for the six months ended June 30, 2012 was 5.1% as compared to 7.5% in the same period in 2011. Delinquency rates also improved to 3.9% of principal credit card receivables at June 30, 2012 from 4.5% at June 30, 2011.

•
Corporate/Other. Adjusted EBITDA decreased $8.6 million to a loss of $41.6 million for the six months ended June 30, 2012. Payroll and benefit costs increased $5.4 million as a result of higher medical costs and an increase in expenses for our retirement savings plans. In addition, in 2011, we recognized $1.2 million in the amortization of deferred gains in 2011 associated with sale-leaseback transactions that were fully amortized in April 2011.

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

Index

The following table presents the delinquency trends of our credit card portfolio:

	June 30, 2012	% of Total	December 31, 2011	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$5,451,277	100%	$5,408,862	100%
Principal receivables balances contractually delinquent:
31 to 60 days	77,212	1.4%	78,272	1.4%
61 to 90 days	49,842	0.9	51,709	1.0
91 or more days	87,346	1.6	105,626	2.0
Total	$214,400	3.9%	$235,607	4.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Average credit card receivables	$5,467,489	$4,848,715	$5,394,502	$4,908,587
Net charge-offs of principal receivables	67,514	87,066	137,679	185,096
Net charge-offs as a percentage of average credit card receivables	4.9%	7.2%	5.1%	7.5%

See Note 3, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital.

We generated cash flow from operating activities of $417.4 million and $407.9 million for the six months ended June 30, 2012 and 2011, respectively. Operating cash flows increased $9.5 million as cash flows from increased profitability were offset by a decrease in cash flows associated with higher working capital balances for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Investing Activities. Cash used in investing activities was $613.0 million and $277.3 million for the six months ended June 30, 2012 and 2011, respectively. Significant components of investing activities are as follows:

•
Restricted Cash. Cash decreased $438.7 million for the six months ended June 30, 2012, as compared to a cash increase of $16.8 million for the six months ended June 30, 2011, due to the principal accumulation for the repayment of asset-backed securities debt maturing in July 2012.

•
Credit Card Receivables Funding. Cash decreased $61.4 million for the six months ended June 30, 2012, as compared to a cash increase of $270.6 million for the six months ended June 30, 2011, due to growth in our credit card receivables.

•
Purchase of Credit Card Portfolios. Cash decreased $122.2 million for the six months ended June 30, 2012 due to the acquisition of existing private label credit card portfolios from Pier 1 Imports and Premier Designs. During the six months ended June 30, 2011, cash decreased $42.7 million due to the acquisition of an existing private label credit card portfolio from J.Jill.

Index

•
Cash Collateral, Restricted. Cash increased $37.7 million for the six months ended June 30, 2012 as compared to a cash decrease of $131.2 million for the six months ended June 30, 2011 due to the maturing of asset-backed securities as the restricted cash is released upon repayment.

•
Payments for Acquired Businesses, Net of Cash. For the six months ended June 30, 2011, we utilized cash of $359.1 million for the Aspen acquisition which was completed on May 31, 2011. No businesses were acquired during the six months ended June 30, 2012.

•
Capital Expenditures. Our capital expenditures for the six months ended June 30, 2012 were $55.5 million compared to $33.9 million for the comparable period in 2011. We anticipate capital expenditures not to exceed approximately 3.5% of annual revenue for 2012.

Financing Activities. Cash provided by financing activities was $621.8 million for the six months ended June 30, 2012, as compared to cash used by financing activities of $37.8 million for the six months ended June 30, 2011. Our financing activities during the six months ended June 30, 2012 relate primarily to borrowings and repayments of deposits and debt and repurchases of our common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by World Financial Network Bank, or WFNB, and World Financial Capital Bank, or WFCB, our credit agreement and issuances of equity securities. In addition to our efforts to renew and expand our current facilities, we continue to seek new sources of liquidity.

As of June 30, 2012, we had no borrowings under our credit facility, with total availability at $917.5 million. Our total leverage ratio, as defined in our credit agreement, was 2.2 to 1 at June 30, 2012, as compared to the maximum covenant ratio of 3.5 to 1. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for our main bank subsidiary, WFNB, were 15.7%, 16.0% and 17.0%, respectively, at June 30, 2012.

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

At June 30, 2012, we had $3.4 billion of asset-backed securities debt – owed to securitization investors, of which $1.6 billion is due within the next 12 months.

Index

The following table shows the maturities of borrowing commitments as of June 30, 2012 for the WFN Trusts and the WFC Trust by year:

	2012	2013	2014	2015	2016 & Thereafter	Total
	(In thousands)
Term notes	$596,651	$822,339	$250,000	$393,750	$512,500	$2,575,240
Conduit facilities (1)	330,000	375,000	1,200,000	—	—	1,905,000
Total (2)	$926,651	$1,197,339	$1,450,000	$393,750	$512,500	$4,480,240

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
Total amounts do not include $804.2 million of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.

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

In March 2012, we issued and sold $500 million aggregate principal amount of 6.375% senior notes due April 1, 2020, or the Senior Notes due 2020. The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012. The payment obligations under the Senior Notes due 2020 are governed by an indenture dated March 29, 2012. The Senior Notes due 2020 are unsecured and are guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries that guarantee our Credit Agreement.

As of June 30, 2012, we were in compliance with our covenants.

See Note 6, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

In April 2012, World Financial Network Credit Card Master Note Trust issued $550.0 million of public, 7-year, fixed-rate, term asset-backed securities to investors. The offering consisted of $412.5 million of Class A Series 2012-A asset-backed term notes that have a fixed interest rate of 3.14% per year and mature in March 2019. In addition, we retained an aggregate of $137.5 million of subordinated classes of the term asset-backed notes which have been eliminated from our unaudited condensed consolidated financial statements.

In June 2012, we renewed our $1.2 billion 2009-VFN conduit facility under World Financial Network Credit Card Master Note Trust, extending its maturity to March 5, 2014.

In June 2012, we renewed our 2009-VFN conduit facility under World Financial Capital Master Note Trust, extending the maturity to May 31, 2013 and increasing the total capacity from $275.0 million to $375.0 million.

In July 2012, World Financial Network Credit Card Master Note Trust issued $433.3 million of term asset-backed securities to investors. The offering consisted of $325.0 million of Class A Series 2012-B asset-backed term notes that have a fixed interest rate of 1.76% per year and mature in July 2017. In addition, we retained an aggregate of $108.3 million of subordinated classes of the term asset-backed notes which will be eliminated from our unaudited condensed consolidated financial statements.

Index

In July 2012, World Financial Network Credit Card Master Note Trust issued $266.7 million of term asset-backed securities to investors. The offering consisted of $200.0 million of Class A Series 2012-C asset-backed notes that have a fixed interest rate of 2.23% per year, $10.0 million of Class M Series 2012-C asset-backed notes that have a fixed interest rate of 3.32% per year, $12.7 million of Class B Series 2012-C asset-backed notes that have a fixed interest rate of 3.57% per year, $33.3 million of Class C Series 2012-C asset-backed notes that have a fixed interest rate of 4.55% per year, and $10.7 million of Class D Series 2012-C asset-backed notes. The Class A, Class M, Class B and Class C Series 2012-C asset-backed notes will all mature in October 2018. The Class D Series 2012-C asset-backed notes were retained by us and will be eliminated from our unaudited condensed consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no other material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except as follows:

Failure to safeguard our databases and consumer privacy could affect our reputation among our clients and their customers, and may expose us to legal claims.

Although we have extensive physical and cyber security and associated procedures, our databases have in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, the integrity of our databases have in the past been and may in the future be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, marketing services or credit card programs could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from customers, consumers or regulatory enforcement actions and adversely affect our client relationships.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(Dollars in millions)
During 2012:
April 1-30	1,909	$126.71	—	$397.5
May 1-31	284,072	122.97	279,524	363.1
June 1-30	186,450	122.06	181,717	341.0
Total	472,431	$122.63	461,241	$341.0

(1)
During the period represented by the table, 11,190 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

(2)
On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Item 3.	Defaults Upon Senior Securities.

None

Index

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

10.1
Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on April 16, 2012, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.2
Series 2012-B Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on July 23, 2012, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.3
Series 2012-C Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on July 23, 2012, File Nos. 333-60418, 333-60418-01 and 333-113669).

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

Date: August 6, 2012

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: August 6, 2012