Form 10-Q
period 2012-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2012-11-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 49,855,700 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$766,317	$216,213
Trade receivables, less allowance for doubtful accounts ($4,583 and $2,406 at September 30, 2012 and December 31, 2011, respectively)	287,643	300,895
Credit card receivables:
Credit card receivables – restricted for securitization investors	5,838,099	4,886,168
Other credit card receivables	741,216	779,843
Total credit card receivables	6,579,315	5,666,011
Allowance for loan loss	(448,542)	(468,321)
Credit card receivables, net	6,130,773	5,197,690
Deferred tax asset, net	183,319	252,303
Other current assets	155,854	121,589
Redemption settlement assets, restricted	495,699	515,838
Assets of discontinued operations	—	2,439
Total current assets	8,019,605	6,606,967
Property and equipment, net	224,018	195,397
Deferred tax asset, net	79,315	43,408
Cash collateral, restricted	62,205	158,727
Intangible assets, net	403,100	383,646
Goodwill	1,458,700	1,449,363
Other non-current assets	165,361	142,741
Total assets	$10,412,304	$8,980,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$236,891	$149,812
Accrued expenses	238,489	206,621
Deposits	984,798	642,567
Asset-backed securities debt – owed to securitization investors	1,420,866	1,694,198
Current debt	782,706	19,834
Other current liabilities	104,666	105,888
Deferred revenue	1,031,836	1,036,251
Total current liabilities	4,800,252	3,855,171
Deferred revenue	202,254	190,185
Deferred tax liability, net	191,036	151,746
Deposits	850,854	711,208
Asset-backed securities debt – owed to securitization investors	2,094,250	1,566,089
Long-term and other debt	1,660,739	2,163,640
Other liabilities	120,433	166,244
Total liabilities	9,919,818	8,804,283
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 94,832 shares and 94,141 shares at September 30, 2012 and December 31, 2011, respectively	948	941
Additional paid-in capital	1,429,936	1,387,773
Treasury stock, at cost, 44,847 shares and 44,311 shares at September 30, 2012 and December 31, 2011, respectively	(2,386,054)	(2,320,696)
Retained earnings	1,469,599	1,131,004
Accumulated other comprehensive loss	(21,943)	(23,056)
Total stockholders’ equity	492,486	175,966
Total liabilities and stockholders’ equity	$10,412,304	$8,980,249

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues
Transaction	$74,904	$74,712	$235,150	$221,352
Redemption	144,144	141,152	491,795	424,254
Finance charges, net	434,824	365,925	1,188,933	1,040,339
Database marketing fees and direct marketing services	225,303	230,350	658,429	565,324
Other revenue	32,317	32,705	95,239	74,469
Total revenue	911,492	844,844	2,669,546	2,325,738
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	499,455	476,993	1,532,815	1,312,768
Provision for loan loss	81,250	70,697	183,129	198,739
General and administrative	24,584	26,242	76,115	68,202
Depreciation and other amortization	18,745	20,304	54,845	53,908
Amortization of purchased intangibles	22,987	22,929	65,009	60,743
Total operating expenses	647,021	617,165	1,911,913	1,694,360
Operating income	264,471	227,679	757,633	631,378
Interest expense
Securitization funding costs	23,296	30,233	68,143	96,281
Interest expense on deposits	6,753	5,645	18,719	16,832
Interest expense on long-term and other debt, net	44,316	38,478	126,222	111,496
Total interest expense, net	74,365	74,356	213,084	224,609
Income before income tax	$190,106	$153,323	$544,549	$406,769
Provision for income taxes	70,561	59,342	205,954	157,389
Net income	$119,545	$93,981	$338,595	$249,380

Basic income per share	$2.39	$1.86	$6.76	$4.89
Diluted income per share	$1.84	$1.60	$5.33	$4.35

Weighted average shares
Basic	49,939	50,644	50,086	50,948
Diluted	65,038	58,579	63,539	57,377

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$119,545	$93,981	$338,595	$249,380
Other comprehensive income, net of tax
Net unrealized gain on securities available-for-sale, net of tax expense of $142, tax expense of $111 and tax expense of $26, tax expense of $261 for the three and nine months ended September 30, 2012 and 2011, respectively	3,044	13,989	4,880	13,045
Foreign currency translation adjustments	(2,107)	7,281	(3,767)	3,750
Total comprehensive income, net of tax	$120,482	$115,251	$339,708	$266,175

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,595	$249,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	119,854	114,651
Deferred income taxes	76,356	(221)
Provision for loan loss	183,129	198,739
Non-cash stock compensation	37,605	32,471
Fair value gain on interest-rate derivatives	(22,672)	(23,146)
Amortization of discount on convertible senior notes	60,915	54,574
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(9,595)	1,188
Change in other assets	20,317	43,402
Change in accounts payable and accrued expenses	134,848	44,739
Change in deferred revenue	(36,364)	15,869
Change in other liabilities	(25,479)	37,411
Excess tax benefits from stock-based compensation	(15,237)	(12,103)
Other	(211)	5,546
Net cash provided by operating activities	862,061	762,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	41,885	4,353
Change in restricted cash	(43,892)	98,408
Change in credit card receivables	(418,514)	160,592
Purchase of credit card portfolios	(780,153)	(42,696)
Change in cash collateral, restricted	101,536	(468,690)
Payments for acquired businesses, net of cash	—	(359,076)
Capital expenditures	(77,340)	(48,536)
Investments in marketable securities, net	(1,492)	(68,191)
Investments in the stock of investees	(921)	(17,974)
Other	(9,666)	—
Net cash used in investing activities	(1,188,557)	(741,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	699,500	2,858,500
Repayments of borrowings	(500,428)	(2,524,729)
Issuances of deposits	1,185,049	842,505
Repayments of deposits	(703,173)	(332,600)
Borrowings from asset-backed securities	1,672,962	1,126,921
Repayments/maturities of asset-backed securities	(1,418,133)	(1,703,776)
Payment of capital lease obligations	(16)	(3,920)
Payment of deferred financing costs	(30,930)	(27,366)
Excess tax benefits from stock-based compensation	15,237	12,103
Proceeds from issuance of common stock	15,119	22,942
Purchase of treasury shares	(65,358)	(186,320)
Net cash provided by financing activities	869,829	84,260

Effect of exchange rate changes on cash and cash equivalents	6,771	(4,494)
Change in cash and cash equivalents	550,104	100,456
Cash and cash equivalent at beginning of period	216,213	139,114
Cash and cash equivalents at end of period	$766,317	$239,570

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$149,076	$177,301
Income taxes paid, net	$91,055	$87,185

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

Effective October 1, 2012, the Company’s subsidiaries World Financial Network Bank and World Financial Capital Bank changed their names to Comenity Bank and Comenity Capital Bank, respectively. These name changes have been reflected in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which amends Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other.” ASU 2012-02 provides an option to first perform a qualitative assessment in testing an indefinite-lived intangible asset for impairment. If based on the qualitative assessment, the carrying value of the asset is more likely than not greater than the fair value, then the current quantitative impairment test must be performed. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 only impacts the process of testing indefinite-lived intangible assets, other than goodwill, for impairment. Accordingly, the adoption of the standard in 2013 will have no impact on the Company’s financial condition, results of operations or cash flows.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands, except per share amounts)
Numerator:
Net Income	$119,545	$93,981	$338,595	$249,380
Denominator:
Weighted average shares, basic	49,939	50,644	50,086	50,948
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	9,033	5,138	8,378	4,195
Shares from assumed conversion of convertible note warrants	5,263	1,750	4,317	1,306
Net effect of dilutive stock options and unvested restricted stock	803	1,047	758	928
Denominator for diluted calculations	65,038	58,579	63,539	57,377

Basic net income per share	$2.39	$1.86	$6.76	$4.89
Diluted net income per share	$1.84	$1.60	$5.33	$4.35

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

3. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	September 30, 2012	December 31, 2011
	(In thousands)
Principal receivables	$6,260,239	$5,408,862
Billed and accrued finance charges	264,106	221,357
Other receivables	54,970	35,792
Total credit card receivables	6,579,315	5,666,011
Less credit card receivables – restricted for securitization investors	5,838,099	4,886,168
Other credit card receivables	$741,216	$779,843

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $44.3 million and $43.3 million for the three months ended September 30, 2012 and 2011, respectively, and $137.5 million and $147.8 million for the nine months ended September 30, 2012 and 2011, respectively. In estimating the allowance for uncollectable unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net.

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$432,521	$461,015	$468,321	$518,069
Provision for loan loss	81,250	70,697	183,129	198,739
Change in estimate for uncollectible unpaid interest and fees	—	(5,000)	—	(5,000)
Recoveries	22,088	20,858	74,802	68,600
Principal charge-offs	(87,309)	(93,905)	(277,702)	(326,743)
Other	(8)	(5,000)	(8)	(5,000)
Balance at end of period	$448,542	$448,665	$448,542	$448,665

Delinquencies

A credit card account is contractually delinquent if the Company does not receive the minimum payment by the specified due date on the cardholder’s statement. It is the Company’s policy to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company may engage collection agencies and outside attorneys to continue those efforts.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the delinquency trends of the Company’s credit card portfolio:

	September 30, 2012	% of Total	December 31, 2011	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$6,260,239	100%	$5,408,862	100%
Principal receivables balances contractually delinquent:
31 to 60 days	96,159	1.5%	78,272	1.4%
61 to 90 days	58,626	0.9	51,709	1.0
91 or more days	109,602	1.8	105,626	2.0
Total	$264,387	4.2%	$235,607	4.4%

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

Credit card receivables for which temporary hardship and permanent concessions were granted are collectively evaluated for impairment. Modified credit card receivables are evaluated at their present value with impairment measured as the difference between the credit card receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified credit card receivables on a pooled basis, the discount rate used for credit card receivables is the average current annual percentage rate the Company applies to non-impaired credit card receivables, which approximates what would have been applied to the pool of modified credit card receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card receivables are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to the modified credit card receivables in these programs, there would not be a material difference in the allowance for loan loss.

The Company had $113.5 million and $122.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $41.8 million and $45.3 million, respectively, as of September 30, 2012 and December 31, 2011. These modified credit card receivables represented less than 3% of the Company’s total credit card receivables as of September 30, 2012 and December 31, 2011, respectively.

The average recorded investment in the impaired credit card receivables was $111.7 million and $129.0 million for the three months ended September 30, 2012 and 2011, respectively, and $114.3 million and $133.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $3.0 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively, and $9.1 million and $10.5 million for the nine months ended September 30, 2012 and 2011, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information on credit card receivables that entered into a modification program during the specified periods:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	35,000	$31,267	$31,248	95,039	$85,422	$85,316

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance	Number of Restructurings	Pre-modification Outstanding Principal Balance	Post-modification Outstanding Principal Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	36,576	$32,665	$32,655	119,614	$104,483	$102,419

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings, defaulted – credit card receivables	12,764	$12,363	41,971	$40,524

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings, defaulted – credit card receivables	18,538	$17,850	56,933	$56,267

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card Receivables

The following table sets forth, as of September 30, 2012, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,838	25.7%	$1,388,049	22.2%
13-24 Months	1,944	13.0	733,807	11.7
25-36 Months	1,424	9.5	621,926	9.9
37-48 Months	1,139	7.6	565,294	9.0
49-60 Months	944	6.3	436,518	7.0
Over 60 Months	5,668	37.9	2,514,645	40.2
Total	14,957	100.0%	$6,260,239	100.0%

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card receivables by obligor credit quality as of September 30, 2012:

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score(1)	$290,008	4.6%
27.1% and higher	257,032	4.1
17.1% - 27.0%	545,755	8.7
12.6% - 17.0%	625,436	10.0
3.7% - 12.5%	2,521,231	40.3
1.9% - 3.6%	1,322,943	21.1
Lower than 1.9%	697,834	11.2
Total	$6,260,239	100.0%

(1)
Included in the No Score information is The Talbots, Inc. credit card portfolio, whose accounts have yet to be converted to the Company’s credit card processing system. The conversion is expected to be completed in the first quarter of 2013.

Credit Card Portfolio Acquisitions

During the nine months ended September 30, 2012, the Company acquired the following credit card portfolios:

•	March 2012 – Pier 1 Imports, for a total purchase price of $97.7 million, which consisted of $96.2 million of credit card receivables and $1.5 million of intangible assets;

•	May 2012 – Premier Designs, Inc., for a total purchase price of $24.3 million, which consisted of $22.9 million of credit card receivables and $1.4 million of intangible assets;

•
July 2012 – The Bon-Ton Stores, Inc., for a preliminary total purchase price of $494.6 million, which remains subject to customary purchase price adjustments and consists of $444.9 million of credit card receivables and $49.7 million of intangible assets; and

•
August 2012 – The Talbots, Inc., for a preliminary total purchase price of $163.6 million, which remains subject to customary purchase price adjustments and consists of $136.5 million of credit card receivables and $27.1 million of intangible assets.

The credit card receivables and intangible assets associated with these portfolios are included in the September 30, 2012 unaudited condensed consolidated balance sheet.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectable receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30, 2012	December 31, 2011
	(In thousands)
Total credit card receivables – restricted for securitization investors	$5,838,099	$4,886,168
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$102,194	$94,981

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net charge-offs of securitized principal	$61,441	$65,993	$184,886	$231,919

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

	September 30, 2012				December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$14,420	$—	$—	$14,420	$35,465	$—	$—	$35,465
Government bonds	5,166	82	—	5,248	4,948	152	—	5,100
Corporate bonds	464,745	11,337	(51)	476,031	468,894	7,416	(1,037)	475,273
Total	$484,331	$11,419	$(51)	$495,699	$509,307	$7,568	$(1,037)	$515,838

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2012 and December 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		September 30, 2012 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$—	$—	$5,039	$(51)	$5,039	$(51)
Total	$—	$—	$5,039	$(51)	$5,039	$(51)

	Less than 12 months		December 31, 2011 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$65,043	$(444)	$18,124	$(593)	$83,167	$(1,037)
Total	$65,043	$(444)	$18,124	$(593)	$83,167	$(1,037)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of September 30, 2012, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at September 30, 2012 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$91,602	$91,935
Due after one year through five years	392,729	403,764
Total	$484,331	$495,699

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2012
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$289,500	$(140,589)	$148,911	3 - 12 years—straight line
Premium on purchased credit card portfolios	234,894	(98,574)	136,320	5 - 10 years—straight line, accelerated
Customer database	161,700	(97,825)	63,875	4 - 10 years—straight line
Collector database	71,153	(64,253)	6,900	30 years—15% declining balance
Tradenames	37,644	(9,148)	28,496	5 - 15 years—straight line
Purchased data lists	21,643	(15,395)	6,248	1 - 5 years—straight line, accelerated
Noncompete agreements	—	—	—	2 years—straight line
	$816,534	$(425,784)	$390,750
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$828,884	$(425,784)	$403,100

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$314,245	$(140,622)	$173,623	3 - 12 years—straight line
Premium on purchased credit card portfolios	156,203	(82,988)	73,215	5 - 10 years—straight line, accelerated
Customer database	175,377	(96,363)	79,014	4 - 10 years—straight line
Collector database	68,652	(61,091)	7,561	30 years—15% declining balance
Tradenames	38,155	(7,411)	30,744	5 - 15 years—straight line
Purchased data lists	23,776	(16,712)	7,064	1 - 5 years—straight line, accelerated
Noncompete agreements	1,045	(970)	75	2 years—straight line
	$777,453	$(406,157)	$371,296
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$789,803	$(406,157)	$383,646

With the credit card portfolio acquisitions made during the nine months ended September 30, 2012, the Company acquired $79.7 million of intangible assets consisting of $42.4 million of customer relationships being amortized over a weighted average life of 5.0 years and $37.3 million of marketing relationships being amortized over a weighted average life of 6.6 years. See Note 3, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the credit card portfolio acquisitions.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2011	$241,697	$945,934	$261,732	$—	$1,449,363
Effects of foreign currency translation	8,394	943	—	—	9,337
September 30, 2012	$250,091	$946,877	$261,732	$—	$1,458,700

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. DEBT

Debt consists of the following:

Description	September 30, 2012	December 31, 2011	Maturity	Interest Rate
	(Dollars in thousands)
Deposits:
Certificates of deposit	$1,690,623	$1,353,775	Various - October 2012 – September 2019	0.20% to 5.25%
Money market deposits	145,029	—	On demand	0.01% to 0.23%
Total deposits	1,835,652	1,353,775
Less: current portion	(984,798)	(642,567)
Long-term portion	$850,854	$711,208

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$2,069,515	$1,562,815	Various - October 2012 – March 2019	1.68% to 7.00%
Floating rate asset-backed term note securities	588,150	703,500	Various - October 2012 – April 2013	(1)
Conduit asset-backed securities	857,451	993,972	Various - May 2013 – March 2014	1.23% to 1.76%
Total asset-backed securities – owed to securitization investors	3,515,116	3,260,287
Less: current portion	(1,420,866)	(1,694,198)
Long-term portion	$2,094,250	$1,566,089

Long-term and other debt:
2011 credit facility	$—	$410,000	May 2016	—%
2011 term loan	891,666	782,594	May 2016 or May 2017	(2)
Senior notes due 2020	500,000	—	April 2020	6.38%
Convertible senior notes due 2013	753,999	711,480	August 2013	1.75%
Convertible senior notes due 2014	297,761	279,365	May 2014	4.75%
Capital lease obligations	19	35	July 2013	7.10%
Total long-term and other debt	2,443,445	2,183,474
Less: current portion	(782,706)	(19,834)
Long-term portion	$1,660,739	$2,163,640

(1)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate plus a margin of 0.1% to 2.5%, each as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 5.64% at September 30, 2012.

(2)	At September 30, 2012, the weighted average interest rate for the 2011 Term Loan was 2.22%.

At September 30, 2012, the Company was in compliance with its covenants.

Deposits

Beginning January 1, 2012, Comenity Bank and Comenity Capital Bank, subsidiaries of the Company, offered a demand deposit program through contractual arrangements with securities brokerage firms. As of September 30, 2012, Comenity Bank and Comenity Capital Bank had issued $145.0 million in money market deposits. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, are party to a credit agreement that originally provided for a $792.5 million term loan (the “2011 Term Loan”) and a $792.5 million revolving line of credit (the “2011 Credit Facility”).

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Second Amendment, among other things, (i) extends the maturity date of certain term loans under the Credit Agreement from May 24, 2016 to May 24, 2017, (ii) creates a mechanism by which in the future non-extending term loan lenders may extend their term loans to May 24, 2017, (iii) reflects the additional term loans and the increase in the revolving credit commitments and (iv) provides for aggregate principal payments equal to 5% of the extended term loan amount in the additional year of the extended term loans, payable in equal quarterly installments. Total availability under the 2011 Credit Facility at September 30, 2012 was $917.5 million.

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

Convertible Senior Notes

The Company has outstanding $1.15 billion of convertible senior notes, consisting of $805.0 million scheduled to mature on August 1, 2013 and $345.0 million scheduled to mature on May 15, 2014. The table below summarizes the carrying value of the components of the convertible senior notes:

	September 30, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component	$368,678	$368,678

Principal amount of liability component	$1,150,000	$1,150,000
Unamortized discount	(98,240)	(159,155)
Net carrying value of liability component	$1,051,760	$990,845

If-converted value of common stock	$2,485,284	$1,818,048

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at September 30, 2012, is a weighted average period of 1.1 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$7,619	$7,619	$22,856	$22,856
Amortization of discount on liability component	20,865	18,692	60,915	54,574
Total interest expense on convertible senior notes	$28,484	$26,311	$83,771	$77,430

Effective interest rate (annualized)	11.0%	11.0%	11.0%	11.0%

In the third quarter of 2012, the convertible senior notes were convertible at the option of the holder based on the condition that the common stock trading price exceeded 130% of the applicable conversion price. During the third quarter, a de minimis amount were surrendered for conversion and, in each case, either have been or will be settled in cash following the completion of the applicable cash settlement averaging period.

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

In July 2012, $395.0 million of Class A Series 2009-B asset-backed term notes with a fixed interest rate of 3.79% matured.

In July 2012, World Financial Network Credit Card Master Note Trust issued $433.3 million of term asset-backed securities to investors. The offering consisted of $325.0 million of Class A Series 2012-B asset-backed term notes that have a fixed interest rate of 1.76% per year and mature in July 2017. In addition, the Company retained an aggregate of $108.3 million of subordinated classes of the term asset-backed notes which have been eliminated from the Company’s unaudited condensed consolidated financial statements.

In July 2012, World Financial Network Credit Card Master Note Trust issued $266.7 million of term asset-backed securities to investors, which will mature in October 2018. The offering consisted of the following:

•	$200.0 million of Class A Series 2012-C asset-backed notes with a fixed interest rate of 2.23% per year;

•	$10.0 million of Class M Series 2012-C asset-backed notes with a fixed interest rate of 3.32% per year;

•	$12.7 million of Class B Series 2012-C asset-backed notes with a fixed interest rate of 3.57% per year;

•	$33.3 million of Class C Series 2012-C asset-backed notes with a fixed interest rate of 4.55% per year; and

•	$10.7 million of Class D Series 2012-C asset-backed notes which were retained by the Company and have been eliminated from the Company’s unaudited condensed consolidated financial statements.

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

In September 2012, the Company renewed its $330.0 million 2009-VFC1 conduit facility under World Financial Network Credit Card Master Note Trust III, extending its maturity to September 27, 2013.

Derivative Financial Instruments

As part of its interest rate risk management program, the Company may enter into derivative financial instruments with institutions that are established dealers to manage its exposure to changes in interest rates for certain obligations.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate contracts at September 30, 2012 and December 31, 2011 in the unaudited condensed consolidated balance sheets:

	September 30, 2012		December 31, 2011
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate contracts not designated as hedging instruments	$588,150	0.72	$703,500	1.37

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate contracts not designated as hedging instruments	Other assets	$5	Other assets	$—
Interest rate contracts not designated as hedging instruments	Other current liabilities	$15,436	Other current liabilities	$4,739
Interest rate contracts not designated as hedging instruments	Other liabilities	$—	Other liabilities	$33,364

The following table summarizes activity related to and identifies the location of the Company’s outstanding interest rate contracts for the three and nine months ended September 30, 2012 and 2011 recognized in the unaudited condensed consolidated statements of income:

	2012		2011
For the three months ended September 30,	Income Statement Location	Gain on Derivative Contracts	Income Statement Location	Gain on Derivative Contracts
	(In thousands)
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$7,488	Securitization funding costs	$8,543

For the nine months ended September 30,
Interest rate contracts not designated as hedging instruments	Securitization funding costs	$22,672	Securitization funding costs	$23,146

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At September 30, 2012, the Company does not maintain any derivative contracts subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At September 30, 2012, these thresholds were not breached and no amounts were held as collateral by the Company.

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

• •
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

• •
Service element. The service element consists of marketing and administrative services. Revenue related to the service element is determined in accordance with ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method will no longer be utilized for new sponsor agreements entered into on or after January 1, 2011 or existing sponsor agreements that are materially modified subsequent to that date; for these agreements, the Company will measure the service element at its estimated selling price.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2011	$358,973	$867,463	$1,226,436
Cash proceeds	168,367	404,743	573,110
Revenue recognized	(151,492)	(458,324)	(609,816)
Other	—	366	366
Effects of foreign currency translation	13,393	30,601	43,994
September 30, 2012	$389,241	$844,849	$1,234,090
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$186,987	$844,849	$1,031,836
Non-current liabilities	$202,254	$—	$202,254

Effective from December 31, 2011, LoyaltyOne implemented an expiry policy, with all existing and future AIR MILES reward miles having an expiry of five years.

In December 2011, LoyaltyOne introduced a new program option, AIR MILES Cash, to which collectors, beginning in the first quarter of 2012, can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, AIR MILES Cash enabled collectors to instantly redeem their AIR MILES reward miles collected in this new program in-store towards purchases at participating sponsors. The implementation of AIR MILES Cash did not have a material impact to the Company.

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

For the nine months ended September 30, 2012, the Company acquired a total of 536,241 shares of its common stock for $65.4 million. As of September 30, 2012, the Company has $334.6 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of operations	$8,343	$7,762	$23,864	$19,672
General and administrative	4,076	4,519	13,741	12,799
Total	$12,419	$12,281	$37,605	$32,471

During the nine months ended September 30, 2012, the Company awarded 328,759 performance-based restricted stock units with a weighted average grant date fair value per share of $120.00 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2012 to December 31, 2012 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2013, an additional 33% of the award on February 21, 2014 and the final 34% of the award on February 23, 2015, provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2012, the Company awarded 108,418 service-based restricted stock units with a weighted average grant date fair value per share of $122.10 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$766,317	$766,317	$216,213	$216,213
Trade receivables, net	287,643	287,643	300,895	300,895
Credit card receivables, net	6,130,773	6,130,773	5,197,690	5,197,690
Redemption settlement assets, restricted	495,699	495,699	515,838	515,838
Cash collateral, restricted	62,205	62,205	158,727	158,727
Other investment securities	72,185	72,185	26,772	26,772
Derivative financial instruments	5	5	—	—
Financial liabilities
Accounts payable	236,891	236,891	149,812	149,812
Deposits	1,835,652	1,856,060	1,353,775	1,372,670
Asset-backed securities debt – owed to securitization investors	3,515,116	3,602,686	3,260,287	3,302,687
Long-term and other debt	2,443,445	3,934,937	2,183,474	3,071,661
Derivative financial instruments	15,436	15,436	38,103	38,103

Fair Value of Assets and Liabilities Held at September 30, 2012 and December 31, 2011

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

Asset-backed securities debt – owed to securitization investors — The fair value is estimated based on the current observable market rates available to the Company for similar debt instruments with similar remaining maturities or quoted market prices for the same transaction.

Long-term and other debt — The fair value is estimated based on the current observable market rates available to the Company for similar debt instruments with similar remaining maturities or quoted market prices for the same transaction.

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

The following table provides information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In thousands)
Government bonds(1)	$—	$—	$5,248	$5,100	$—	$—
Corporate bonds(1)	6,200	21,346	469,831	453,927	—	—
Cash collateral, restricted	—	—	—	—	62,205	158,727
Other investment securities(2)	49,094	3,043	23,091	23,729	—	—
Derivative financial instruments(3)	—	—	5	—	—	—
Total assets measured at fair value	$55,294	$24,389	$498,175	$482,756	$62,205	$158,727

Derivative financial instruments(3)	$—	$—	$15,436	$38,103	$—	$—
Total liabilities measured at fair value	$—	$—	$15,436	$38,103	$—	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.

(3)	Amounts are included in other assets, other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of September 30, 2012 and 2011:

Cash Collateral, Restricted
(In thousands)
June 30, 2012	$122,395
Total gains (realized or unrealized):
Included in earnings	995
Purchases	1,287
Settlements	(62,472)
Transfers in or out of Level 3	—
September 30, 2012	$62,205

Gains for the period included in earnings related to assets still held at September 30, 2012	$995

Cash Collateral, Restricted
(In thousands)
December 31, 2011	$158,727
Total gains (realized or unrealized):
Included in earnings	5,014
Purchases	1,287
Settlements	(102,823)
Transfers in or out of Level 3	—
September 30, 2012	$62,205

Gains for the period included in earnings related to assets still held at September 30, 2012	$5,014

Cash Collateral, Restricted
(In thousands)
June 30, 2011	$175,826
Total losses (realized or unrealized):
Included in earnings	(311)
Purchases	11,656
Settlements	(29,457)
Transfers in or out of Level 3	—
September 30, 2011	$157,714

Losses for the period included in earnings related to assets still held at September 30, 2011	$(311)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Cash Collateral, Restricted
(In thousands)
December 31, 2010	$185,754
Total gains (realized or unrealized):
Included in earnings	147
Purchases	13,947
Settlements	(42,134)
Transfers in or out of Level 3	—
September 30, 2011	$157,714

Gains for the period included in earnings related to assets still held at September 30, 2011	$147

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 7 to 49 months, with a weighted average term of 21 months. The unobservable input used to calculate the fair value was the discount rate of 3.2%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases (decreases) in the term or the discount rate would result in a lower (higher) fair value.

For the three and nine months ended September 30, 2012 and 2011, gains and losses included in earnings attributable to cash collateral, restricted are included in interest in the unaudited condensed consolidated statements of income.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of September 30, 2012:

	Fair Value Measurements at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$766,317	$766,317	$—	$—
Credit card receivables, net	6,130,773	—	—	6,130,773
Total assets	$6,897,090	$766,317	$—	$6,130,773

Deposits	$1,856,060	$—	$1,856,060	$—
Asset-backed securities debt - owed to securitization investors	3,602,686	—	3,602,686	—
Long-term and other debt	3,934,937	—	3,934,937	—
Total liabilities	$9,393,683	$—	$9,393,683	$—

10. INCOME TAXES

For the three and nine months ended September 30, 2012, the Company utilized an effective tax rate of 37.1% and 37.8%, respectively, to calculate its provision for income taxes. For the three and nine months ended September 30, 2011, the Company utilized an effective tax rate of 38.7%, in each case, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income Taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2012 based on all known variables is 38.1%.

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

•
Private Label Services and Credit provides risk management solutions, account origination, funding, transaction processing, customer care and collections services for the Company's private label retail credit card programs.

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

Three Months Ended September 30, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$215,654	$240,820	$455,939	$80	$(1,001)	$911,492
Adjusted EBITDA(1)	60,334	64,244	214,476	(20,432)	—	318,622
Stock compensation expense	2,408	3,549	2,386	4,076	—	12,419
Depreciation and amortization	4,834	24,821	11,267	810	—	41,732
Operating income (loss)	53,092	35,874	200,823	(25,318)	—	264,471
Interest expense, net	(533)	(10)	29,217	45,691	—	74,365
Income (loss) before income taxes	53,625	35,884	171,606	(71,009)	—	190,106

Three Months Ended September 30, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$209,634	$248,405	$389,051	$211	$(2,457)	$844,844
Adjusted EBITDA(1)	59,920	58,528	187,712	(21,513)	(1,454)	283,193
Stock compensation expense	2,047	3,617	2,098	4,519	—	12,281
Depreciation and amortization	5,130	24,899	8,950	4,254	—	43,233
Operating income (loss)	52,743	30,012	176,664	(30,286)	(1,454)	227,679
Interest expense, net	(151)	(19)	35,708	40,272	(1,454)	74,356
Income (loss) before income taxes	52,894	30,031	140,956	(70,558)	—	153,323

Nine Months Ended September 30, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$703,013	$704,228	$1,265,782	$372	$(3,849)	$2,669,546
Adjusted EBITDA(1)	179,300	152,845	644,956	(62,009)	—	915,092
Stock compensation expense	6,777	10,599	6,488	13,741	—	37,605
Depreciation and amortization	14,920	74,043	28,614	2,277	—	119,854
Operating income (loss)	157,603	68,203	609,854	(78,027)	—	757,633
Interest expense, net	(895)	(47)	83,537	130,489	—	213,084
Income (loss) before income taxes	158,498	68,250	526,317	(208,516)	—	544,549

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Nine Months Ended September 30, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$630,470	$592,545	$1,108,679	$924	$(6,880)	$2,325,738
Adjusted EBITDA(1)	171,114	131,518	534,713	(54,483)	(4,362)	778,500
Stock compensation expense	5,379	8,765	5,528	12,799	—	32,471
Depreciation and amortization	15,564	65,519	26,818	6,750	—	114,651
Operating income (loss)	150,171	57,234	502,367	(74,032)	(4,362)	631,378
Interest expense, net	(223)	(55)	108,372	120,877	(4,362)	224,609
Income (loss) before income taxes	150,394	57,289	393,995	(194,909)	—	406,769

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

12. DISCONTINUED OPERATIONS

In November 2009, the Company terminated operations of its credit program for web and catalog retailer VENUE. This has been treated as a discontinued operation under ASC 205-20, “Presentation of Financial Statements — Discontinued Operations.” The underlying assets of the discontinued operation for the periods presented in the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Assets:
Credit card receivables, net	$—	$2,439
Assets of discontinued operations	$—	$2,439

13. SUBSEQUENT EVENT

In October 2012, World Financial Network Credit Card Master Note Trust issued $466.7 million of term asset-backed securities to investors, which will mature in June 2019. The offering consisted of the following:

•	$350.0 million of Class A Series 2012-D asset-backed notes with a fixed interest rate of 2.15% per year;

•	$17.5 million of Class M Series 2012-D asset-backed notes with a fixed interest rate of 3.09% per year;

•	$22.2 million of Class B Series 2012-D asset-backed notes with a fixed interest rate of 3.34% per year; and

•
$77.0 million of Class C and Class D Series 2012-D asset-backed notes which were retained by the Company and have been eliminated from the Company's unaudited condensed consolidated financial statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on February 27, 2012.

Year in Review Highlights

For the nine months ended September 30, 2012, revenue increased 14.8% to $2.7 billion and adjusted EBITDA increased 17.5% to $915.1 million as compared to the prior year period. See below for discussion of operating results for each of our three segments.

LoyaltyOne®

Revenue increased 11.5% to $703.0 million and adjusted EBITDA increased 4.8% to $179.3 million for the nine months ended September 30, 2012 as compared to the same period in 2011.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. A weaker Canadian dollar negatively impacted the results of operations for the nine months ended September 30, 2012, as the average foreign currency exchange rate was $1.00 as compared to $1.02 in the prior year period, which lowered revenue and adjusted EBITDA by $17.4 million and $4.9 million, respectively.

AIR MILES® reward miles redeemed during the nine months ended September 30, 2012 increased 18.1% compared to the same period in the prior year due to higher collector redemptions. As expected, the introduction of a five-year expiry policy for the AIR MILES Reward Program in December 2011 stimulated redemption activity during the first half of 2012. Redemption activity moderated during the third quarter of 2012 and we believe it will continue to moderate for the remainder of 2012.

The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed. AIR MILES reward miles issued during the nine months ended September 30, 2012 increased 5.8% compared to the same period in the prior year due to positive growth in consumer credit card spending and increased promotional activity in the gas and grocer sectors. We expect mid-single digit year-over-year issuance growth for the remainder of 2012.

In December 2011, we introduced a new program option to issue AIR MILES reward miles called AIR MILES Cash, to which collectors, beginning in the first quarter of 2012, can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, AIR MILES Cash enabled collectors to instantly redeem their AIR MILES reward miles collected in this new program in-store towards purchases at participating sponsors. We launched our fifth participating redemption sponsor in June 2012 and currently have approximately 850,000 collectors in the program. AIR MILES reward mile issuance in AIR MILES Cash continues to meet our expectations; however, such issuances are not a material part of total AIR MILES reward mile issuances. We plan to expand the program to as many as seven sponsors by the end of 2012, with a focus on high-frequency retail sponsors. The timing of the expansion is somewhat dependent on our sponsors as it requires point-of-sale programming changes on their part. The implementation of AIR MILES Cash did not have a material impact for the nine months ended September 30, 2012 nor is it expected to have a material impact for the remainder of 2012.

During the nine months ended September 30, 2012, LoyaltyOne announced a new agreement with Michaels of Canada to issue AIR MILES reward miles across multiple Canadian provinces. We also announced a new multi-year agreement with Toys “R” Us, Canada to issue AIR MILES reward miles in all Toys “R” Us and Babies “R” Us locations across Canada.

Further, CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz coalition loyalty program, or dotz, in which we have a 37% ownership, continues to roll-out its coalition loyalty program into additional regions. We announced the rollout of dotz into the Sao Paulo State interior in April 2012 and into Fortaleza in July 2012. We anticipate that dotz will enter into two additional Brazilian markets by the end of 2012. In June 2012, we acquired an additional 8% ownership interest in Direxions Global Solutions Private Ltd., a leading loyalty, CRM solutions and data analytics provider in India, bringing our total ownership interest to 34%. We expect to incur losses of approximately $15 million associated with these international initiatives in 2012.

Index

Epsilon®

Revenue increased 18.8% to $704.2 million and adjusted EBITDA increased 16.2% to $152.8 million for the nine months ended September 30, 2012 as compared to the same period in 2011. These increases were driven by the acquisition of Aspen Marketing Holdings, Inc., or Aspen, in May 2011 as well as growth in marketing technology with the expansion of services to existing clients and new client signings for the nine months ended September 30, 2012. In the third quarter of 2012, Epsilon’s revenue decreased 3.1% due to weakness in the pharmaceutical vertical and a decline in the direct marketing of customer acquisition production programs from one of our top clients. We expect continued softness in the pharmaceutical vertical in the fourth quarter and anticipate that revenue will be flat.  However, we expect continued double-digit growth in adjusted EBITDA in the fourth quarter, with expansion in our adjusted EBITDA margin.

During the nine months ended September 30, 2012, Epsilon announced a new multi-year agreement with Guideposts, a leading publisher of inspirational magazines and digital content, to provide comprehensive database marketing services. Additionally, Epsilon announced the expansion of its relationship with Jaguar Land Rover for global customer relationship management and marketing services. Epsilon announced a new multi-year agreement with Northwestern Mutual Life Insurance Company to manage and deploy their permission-based email newsletters and email marketing initiatives. Epsilon also announced that The Container Store, a leading retailer of storage and organization products, has enlisted Epsilon for comprehensive data and database marketing services. Epsilon also announced a new multi-year agreement with Canadian Tire Corporation, one of Canada’s largest general and sporting goods retailers, to host the electronic platform for Canadian Tire Corporation’s customer rewards program.

In addition, Epsilon also announced a multi-year renewal agreement with Brookstone, a nationwide specialty retailer of consumer products, to continue to host and manage Brookstone’s customer database and continue to provide list processing and list rental fulfillment. Patagonia, a leading designer of sport-related apparel and accessories, has renewed its long-standing partnership with Epsilon where Epsilon will continue to provide comprehensive database marketing services.

Private Label Services and Credit

Revenue increased 14.2% to $1.3 billion and adjusted EBITDA increased 20.6% to $645.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011.

For the nine months ended September 30, 2012, average credit card receivables increased 15.2% as compared to the same period in the prior year as a result of increased credit sales and stabilized payment rates. Credit sales increased 26.2% for the nine months ended September 30, 2012 due to strong core credit cardholder spending, recent new client signings and recent credit card portfolio acquisitions.

Delinquency rates improved to 4.2% of principal receivables at September 30, 2012, down from 4.9% at September 30, 2011. The principal net charge-off rate was 4.8% for the nine months ended September 30, 2012 as compared to 7.0% in the prior year period.

In March 2012, we acquired the existing credit card portfolio of Pier 1 Imports for a total purchase price of $97.7 million. In May 2012, we acquired the existing private label credit card portfolio of Premier Designs, Inc for a total purchase price of $24.3 million. In July 2012, we purchased the existing private label credit card portfolio of The Bon-Ton Stores, Inc. for a preliminary purchase price of $494.6 million, which is subject to customary purchase price adjustments. We do not expect the acquisition of the credit card portfolio to provide any accretion to earnings per share in 2012, but it is expected to be accretive to 2013. In September 2012, we acquired the existing private label credit card portfolio of The Talbots, Inc. for a preliminary purchase price of $163.6 million, which is subject to customary purchase price adjustments.

During the nine months ended September 30, 2012, we also announced the signing of multi-year renewal agreements to continue providing private label credit card services to Samuels Jewelers, Inc., a leading retailer of diamonds and fine jewelry; Stage Stores, Inc., a leading retailer of brand name apparel; and Gordmans Stores, Inc., a national department store retailer. We also signed long-term extension agreements with Reed Jewelers, a leading multichannel jewelry retailer; The Buckle, Inc., a leading multichannel retailer of private label and brand name apparel, accessories and footwear; Gardner-White Furniture, a Michigan-based multichannel retailer of home furnishings and electronics; and Little Switzerland, Inc., a leading multi-channel retailer of duty-free merchandise, providing for the continuation of credit, loyalty and multi-channel marketing services.

Additionally, we signed new multi-year agreements to provide private label credit card services for Westgate Resorts, a premier operator of time share and destination accommodations; True Value, a leading cooperative of retail locations offering home improvement, hardware products and garden supplies; and Ideal Image, a leader among laser hair removal centers. We also signed a new multi-year agreement to create and manage a new private label credit card program for Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry.

Effective October 1, 2012, our subsidiaries, World Financial Network Bank and World Financial Capital Bank, changed their names to Comenity Bank and Comenity Capital Bank, respectively.

Index

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See “Recently Issued Accounting Standards” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$119,545	$93,981	$338,595	$249,380
Stock compensation expense	12,419	12,281	37,605	32,471
Provision for income taxes	70,561	59,342	205,954	157,389
Interest expense, net	74,365	74,356	213,084	224,609
Depreciation and other amortization	18,745	20,304	54,845	53,908
Amortization of purchased intangibles	22,987	22,929	65,009	60,743
Adjusted EBITDA	$318,622	$283,193	$915,092	$778,500

Index

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$215,654	$209,634	$6,020	2.9%
Epsilon	240,820	248,405	(7,585)	(3.1)
Private Label Services and Credit	455,939	389,051	66,888	17.2
Corporate/Other	80	211	(131)	(62.1)
Eliminations	(1,001)	(2,457)	1,456	nm *
Total	$911,492	$844,844	$66,648	7.9%
Adjusted EBITDA(1):
LoyaltyOne	$60,334	$59,920	$414	0.7%
Epsilon	64,244	58,528	5,716	9.8
Private Label Services and Credit	214,476	187,712	26,764	14.3
Corporate/Other	(20,432)	(21,513)	1,081	(5.0)
Eliminations	—	(1,454)	1,454	nm *
Total	$318,622	$283,193	$35,429	12.5%
Stock compensation expense:
LoyaltyOne	$2,408	$2,047	$361	17.6%
Epsilon	3,549	3,617	(68)	(1.9)
Private Label Services and Credit	2,386	2,098	288	13.7
Corporate/Other	4,076	4,519	(443)	(9.8)
Total	$12,419	$12,281	$138	1.1%
Depreciation and amortization:
LoyaltyOne	$4,834	$5,130	$(296)	(5.8)%
Epsilon	24,821	24,899	(78)	(0.3)
Private Label Services and Credit	11,267	8,950	2,317	25.9
Corporate/Other	810	4,254	(3,444)	(81.0)
Total	$41,732	$43,233	$(1,501)	(3.5)%
Operating income:
LoyaltyOne	$53,092	$52,743	$349	0.7%
Epsilon	35,874	30,012	5,862	19.5
Private Label Services and Credit	200,823	176,664	24,159	13.7
Corporate/Other	(25,318)	(30,286)	4,968	(16.4)
Eliminations	—	(1,454)	1,454	nm *
Total	$264,471	$227,679	$36,792	16.2%
Adjusted EBITDA margin(2):
LoyaltyOne	28.0%	28.6%	(0.6)%
Epsilon	26.7	23.6	3.1
Private Label Services and Credit	47.0	48.2	(1.2)
Total	35.0%	33.5%	1.5%
Segment operating data:
Private label statements generated	43,050	35,286	7,764	22.0%
Credit sales	$3,149,420	$2,245,718	$903,702	40.2%
Average credit card receivables	$6,121,431	$4,859,421	$1,262,010	26.0%
AIR MILES reward miles issued	1,212,523	1,222,633	(10,110)	(0.8)%
AIR MILES reward miles redeemed	885,647	869,802	15,845	1.8%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $66.6 million, or 7.9%, to $911.5 million for the three months ended September 30, 2012 from $844.8 million for the three months ended September 30, 2011. The net increase was due to the following:

•
Transaction. Revenue increased $0.2 million, or 0.3%, to $74.9 million for the three months ended September 30, 2012. Transaction revenue was positively impacted by an increase of $5.4 million in other servicing fees charged to our credit cardholders and an increase of $3.3 million in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, as a result of increases in the number of AIR MILES reward miles issued over the last several quarters. These increases were offset by a decrease of $8.5 million in lower merchant fees due to increased profit sharing and royalty payments associated primarily with the signing of new clients.

•	Redemption. Revenue increased $3.0 million, or 2.1%, to $144.1 million for the three months ended September 30, 2012 due to a 1.8% increase in AIR MILES reward miles redeemed.

•
Finance charges, net. Revenue increased $68.9 million, or 18.8%, to $434.8 million for the three months ended September 30, 2012. This increase was driven by a 26.0% increase in average credit card receivables, which have increased over $1.2 billion through a combination of growth in our existing credit card receivables and recent credit card portfolio acquisitions. This was offset in part by a 170 basis point decline in gross yield, which was also impacted by the recent credit card portfolio acquisitions.

•
Database marketing fees and direct marketing. Revenue decreased $5.0 million, or 2.2%, to $225.3 million for the three months ended September 30, 2012. Revenue was negatively impacted by weakness in the pharmaceutical vertical as well as a decline in the direct marketing of customer acquisition production programs from one of our top clients.

•	Other revenue. Revenue decreased $0.4 million, or 1.2%, to $32.3 million for the three months ended September 30, 2012 due to decreases in revenue associated with strategic consulting initiatives.

Cost of operations. Cost of operations increased $22.5 million, or 4.7%, to $499.5 million for the three months ended September 30, 2012 from $477.0 million for the three months ended September 30, 2011. The increase was due to the following:

•
Within the LoyaltyOne segment, cost of operations increased $6.0 million due to a $3.8 million increase in marketing expenses due to costs associated with the promotion of AIR MILES Cash. In addition, payroll and benefit costs increased $5.1 million to support new growth initiatives, including international expansion activities. These increases in costs were offset in part by a $4.9 million decrease in fulfillment costs for the AIR MILES Reward Program.

•
Within the Epsilon segment, cost of operations decreased $13.4 million due to a decrease in payroll and benefits of $7.5 million and a $4.6 million decline in cost of goods sold associated with the decline in direct marketing revenue.

•
Within the Private Label Services and Credit segment, cost of operations increased by $29.9 million due to growth in the segment. Payroll and benefits increased $10.1 million due to an increase in the number of associates. Marketing expenses increased $5.8 million due to growth in credit sales, and credit card and other expenses increased $7.7 million due to higher volumes and growth.

Provision for loan loss. Provision for loan loss increased $10.6 million, or 14.9%, to $81.3 million for the three months ended September 30, 2012 as compared to $70.7 million for the three months ended September 30, 2011. The increase in the provision was a result of the growth in credit card receivables, offset in part by improved credit quality. The net charge-off rate improved 170 basis points to 4.3% for the three months ended September 30, 2012 as compared to 6.0% for the three months ended September 30, 2011. Delinquency rates improved to 4.2% of principal credit card receivables at September 30, 2012 from 4.9% at September 30, 2011.

General and administrative. General and administrative expenses decreased $1.7 million, or 6.3%, to $24.6 million for the three months ended September 30, 2012 as compared to $26.2 million for the three months ended September 30, 2011 due to lower professional fees and consulting costs and a decline in certain non-income based taxes. These decreases were offset in part by higher data processing costs due to technological enhancements.

Index

Depreciation and other amortization. Depreciation and other amortization decreased $1.6 million, or 7.7%, to $18.7 million for the three months ended September 30, 2012, as compared to $20.3 million for the three months ended September 30, 2011, due to the acceleration of depreciation on certain assets in the third quarter of 2011, offset by additional assets placed in service in 2012.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $0.1 million, or 0.3%, to $23.0 million for the three months ended September 30, 2012 as compared to $22.9 million for the three months ended September 30, 2011. The increase relates to additional amortization associated with the intangible assets acquired in recent credit card portfolio acquisitions, offset by certain fully amortized intangible assets.

Interest expense. Total interest expense, net was flat at $74.4 million for the three months ended September 30, 2012 as compared to $74.4 million for the three months ended September 30, 2011 due to the following:

•
Securitization funding costs. Securitization funding costs decreased $6.9 million due to a decline in average interest rates for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, as new asset-backed securities debt issuances have been issued at lower rates than maturing debt.

•	Interest expense on deposits. Interest on deposits increased $1.1 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $5.8 million due in part to an increase in borrowings resulting from the issuance in the first quarter of 2012 of $500.0 million of senior notes. In addition, the amortization of imputed interest associated with the convertible senior notes increased $2.2 million as compared to the same period in 2011. These increases were offset by a decline in interest expense associated with our credit facility.

Taxes. Income tax expense increased $11.2 million to $70.6 million for the three months ended September 30, 2012 from $59.3 million for the comparable period in 2011 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the three months ended September 30, 2012 declined to 37.1% as compared to 38.7% for the three months ended September 30, 2011 as a result of the settlement of certain audits in the third quarter of 2012.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $66.6 million, or 7.9%, to $911.5 million for the three months ended September 30, 2012 from $844.8 million for the three months ended September 30, 2011. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $6.0 million, or 2.9%, to $215.7 million for the three months ended September 30, 2012. An unfavorable Canadian foreign currency exchange rate impacted revenue by $3.2 million. Redemption revenue increased $3.0 million, or 2.1%, due to higher collector redemptions compared to the third quarter of 2011. Revenue from issuance fees, for which we provide marketing and administrative services, increased $3.3 million due to increases in the total number of AIR MILES reward miles issued over the last several quarters.

•
Epsilon. Revenue decreased $7.6 million, or 3.1%, to $240.8 million for the three months ended September 30, 2012. Database and digital revenue decreased $2.4 million, or 2.2%, due to weakness in the pharmaceutical vertical. In addition, agency and analytics revenue decreased $4.8 million, or 5.3%, primarily due to a decline in the direct marketing of customer acquisition production programs from one of our top clients. Data revenue also declined $0.5 million, or 0.9%, as solid performance in compiled offerings was offset by softness in transactional data.

•
Private Label Services and Credit. Revenue increased $66.9 million, or 17.2%, to $455.9 million for the three months ended September 30, 2012. Finance charges and late fees increased by $68.9 million, driven by a 26.0% increase in average credit card receivables due to double-digit increases in core credit cardholder spending and recent credit card portfolio acquisitions. Transaction revenue decreased $2.0 million due to lower merchant fees, offset by an increase in other servicing fees.

Index

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Adjusted EBITDA increased $35.4 million, or 12.5%, to $318.6 million for the three months ended September 30, 2012 from $283.2 million for the three months ended September 30, 2011. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $0.4 million, or 0.7%, to $60.3 million for the three months ended September 30, 2012. Adjusted EBITDA was positively impacted by increases in revenue associated with higher redemptions and a decrease in the costs of fulfillment for the AIR MILES Reward Program. These increases were somewhat offset by increases in payroll and benefits expense and costs associated with international activities, as well as increased marketing expenses associated with the promotion of AIR MILES Cash.

•
Epsilon. Adjusted EBITDA increased $5.7 million, or 9.8%, to $64.2 million for the three months ended September 30, 2012. Adjusted EBITDA margin also increased to 26.7% for the three months ended September 30, 2012 from 23.6% for the same period in the prior year. Adjusted EDITDA and adjusted EBITDA margin were positively impacted by certain cost-saving initiatives and operational efficiencies implemented by Epsilon in 2012.

•
Private Label Services and Credit. Adjusted EBITDA increased $26.8 million, or 14.3%, to $214.5 million for the three months ended September 30, 2012. Adjusted EBITDA was positively impacted by the increase in finance charges, net and a decline in the provision for loan loss, each as described above.

•
Corporate/Other. Adjusted EBITDA increased $1.1 million to a loss of $20.4 million for the three months ended September 30, 2012 related to a decrease in professional fees and consulting costs as well as a decline in certain non-income based taxes, offset in part by higher data processing costs related to technological enhancements.

Index

Results of Operations

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$703,013	$630,470	$72,543	11.5%
Epsilon	704,228	592,545	111,683	18.8
Private Label Services and Credit	1,265,782	1,108,679	157,103	14.2
Corporate/Other	372	924	(552)	(59.7)
Eliminations	(3,849)	(6,880)	3,031	nm *
Total	$2,669,546	$2,325,738	$343,808	14.8%
Adjusted EBITDA(1):
LoyaltyOne	$179,300	$171,114	$8,186	4.8%
Epsilon	152,845	131,518	21,327	16.2
Private Label Services and Credit	644,956	534,713	110,243	20.6
Corporate/Other	(62,009)	(54,483)	(7,526)	13.8
Eliminations	—	(4,362)	4,362	nm *
Total	$915,092	$778,500	$136,592	17.5%
Stock compensation expense:
LoyaltyOne	$6,777	$5,379	$1,398	26.0%
Epsilon	10,599	8,765	1,834	20.9
Private Label Services and Credit	6,488	5,528	960	17.4
Corporate/Other	13,741	12,799	942	7.4
Total	$37,605	$32,471	$5,134	15.8%
Depreciation and amortization:
LoyaltyOne	$14,920	$15,564	$(644)	(4.1)%
Epsilon	74,043	65,519	8,524	13.0
Private Label Services and Credit	28,614	26,818	1,796	6.7
Corporate/Other	2,277	6,750	(4,473)	(66.3)
Total	$119,854	$114,651	$5,203	4.5%
Operating income:
LoyaltyOne	$157,603	$150,171	$7,432	4.9%
Epsilon	68,203	57,234	10,969	19.2
Private Label Services and Credit	609,854	502,367	107,487	21.4
Corporate/Other	(78,027)	(74,032)	(3,995)	5.4
Eliminations	—	(4,362)	4,362	nm *
Total	$757,633	$631,378	$126,255	20.0%
Adjusted EBITDA margin(2):
LoyaltyOne	25.5%	27.1%	(1.6)%
Epsilon	21.7	22.2	(0.5)
Private Label Services and Credit	51.0	48.2	2.8
Total	34.3%	33.5%	0.8%
Segment operating data:
Private label statements generated	119,018	104,832	14,186	13.5%
Credit sales	$8,362,968	$6,624,780	$1,738,188	26.2%
Average credit card receivables	$5,636,812	$4,892,198	$744,614	15.2%
AIR MILES reward miles issued	3,758,675	3,552,866	205,809	5.8%
AIR MILES reward miles redeemed	3,160,207	2,675,374	484,833	18.1%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $343.8 million, or 14.8%, to $2.7 billion for the nine months ended September 30, 2012 from $2.3 billion for the nine months ended September 30, 2011. The net increase was due to the following:

•
Transaction. Revenue increased $13.8 million, or 6.2%, to $235.2 million for the nine months ended September 30, 2012 due to an increase of $6.9 million in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, as a result of increases in the number of AIR MILES reward miles issued over the previous several quarters. Other servicing fees charged to our cardholders also increased transaction revenue by $9.5 million. These increases were offset by a decrease of $2.6 million in lower merchant fees primarily due to increased profit sharing and royalty payments associated with the signing of new clients.

•
Redemption. Revenue increased $67.5 million, or 15.9%, to $491.8 million for the nine months ended September 30, 2012 due to an 18.1% increase in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy to the AIR MILES Reward Program in December 2011 stimulated redemption activity through the first half of 2012.

•
Finance charges, net. Revenue increased $148.6 million, or 14.3%, to $1.2 billion for the nine months ended September 30, 2012. This increase was driven by a 15.2% increase in average credit card receivables over the nine months ended September 30, 2012, offset in part by a 30 basis point decline in gross yield related to the recent credit card portfolio acquisitions.

•
Database marketing fees and direct marketing. Revenue increased $93.1 million, or 16.5%, to $658.4 million for the nine months ended September 30, 2012. The increase in revenue was driven by our acquisition of Aspen, which added $87.0 million, with the remainder of the increase driven by growth in our marketing technology business resulting from the expansion of services to existing clients as well as new client signings within our Epsilon segment.

•
Other revenue. Revenue increased $20.8 million, or 27.9%, to $95.2 million for the nine months ended September 30, 2012 due to increased revenue associated with strategic consulting initiatives. Of this increase, $16.2 million was attributable to our acquisition of Aspen.

Cost of operations. Cost of operations increased $220.0 million, or 16.8%, to $1.5 billion for the nine months ended September 30, 2012 from $1.3 billion for the nine months ended September 30, 2011. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations increased $65.8 million due to a $30.8 million increase in the cost of fulfillment for the AIR MILES Reward Program as a result of an 18.1% increase in the number of AIR MILES reward miles redeemed. In addition, marketing expenses increased $13.4 million due to costs associated with the launch and promotion of AIR MILES Cash, and payroll and benefit costs increased $13.0 million to support new growth initiatives, including international expansion activities.

•
Within the Epsilon segment, cost of operations increased $92.2 million due to the acquisition of Aspen, which added $90.5 million. Cost of operations also increased as a result of enhancements to infrastructure and security as well as a relocation of a data center to support future growth, which were mitigated by cost-saving initiatives and operational efficiencies implemented in 2012.

•
Within the Private Label Services and Credit segment, cost of operations increased $63.4 million due to growth in the segment. Payroll and benefits increased $24.6 million due to an increase in the number of associates, and marketing expenses increased $12.1 million due to growth in credit sales. Credit card and other expenses increased $17.7 million due to higher volumes and growth, and legal and consulting expenses also increased $4.8 million.

Provision for loan loss. Provision for loan loss decreased $15.6 million, or 7.9%, to $183.1 million for the nine months ended September 30, 2012 as compared to $198.7 million for the nine months ended September 30, 2011. The decrease in the provision was a result of improved credit quality, offset in part by the growth in credit card receivables. The net charge-off rate improved 220 basis points to 4.8% for the nine months ended September 30, 2012 as compared to 7.0% for the nine months ended September 30, 2011. Delinquency rates improved to 4.2% of principal credit card receivables at September 30, 2012 from 4.9% at September 30, 2011.

Index

General and administrative. General and administrative expenses increased $7.9 million, or 11.6%, to $76.1 million for the nine months ended September 30, 2012 as compared to $68.2 million for the nine months ended September 30, 2011. The increase was driven by payroll and benefit costs as a result of higher medical costs and an increase in expenses for our retirement savings plans, as well as the impact of the amortization of deferred gains in 2011 associated with sale-leaseback transactions that were fully amortized in April 2011.

Depreciation and other amortization. Depreciation and other amortization increased $0.9 million, or 1.7%, to $54.8 million for the nine months ended September 30, 2012, as compared to $53.9 million for the nine months ended September 30, 2011, due to additional assets placed in service resulting from fixed assets acquired in the Aspen acquisition and capital expenditures. These increases were offset by the acceleration of depreciation on certain assets in the third quarter of 2011.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $4.3 million, or 7.0%, to $65.0 million for the nine months ended September 30, 2012 as compared to $60.7 million for the nine months ended September 30, 2011. The increase relates to $9.6 million of additional amortization associated with the intangible assets acquired in the Aspen acquisition and additional amortization associated with the intangible assets from recent credit card portfolio acquisitions, offset in part by certain fully amortized intangible assets.

Interest expense. Total interest expense, net decreased $11.5 million, or 5.1%, to $213.1 million for the nine months ended September 30, 2012 as compared to $224.6 million for the nine months ended September 30, 2011. The decrease was due to the following:

•
Securitization funding costs. Securitization funding costs decreased $28.1 million due to lower average borrowings and lower interest rates for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

•	Interest expense on deposits. Interest on deposits increased $1.9 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $14.7 million due in part to an increase in borrowings resulting from the issuance in the first quarter of 2012 of $500.0 million of senior notes. In addition, the amortization of imputed interest associated with the convertible senior notes increased $6.3 million as compared to the same period in 2011. These increases were offset by a decline in interest expense associated with our credit facility. The increases were further offset by a decline in the amortization of debt issuance costs resulting from a $2.6 million write-off in unamortized debt costs associated with the early extinguishment of certain previous term loans in the second quarter of 2011.

Taxes. Income tax expense increased $48.6 million to $206.0 million for the nine months ended September 30, 2012 from $157.4 million for the comparable period in 2011 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the nine months ended September 30, 2012 declined to 37.8% as compared to 38.7% for the nine months ended September 30, 2011 as a result of the settlement of certain audits.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue $343.8 million, or 14.8%, to $2.7 billion for the nine months ended September 30, 2012 from $2.3 billion for the nine months ended September 30, 2011. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $72.5 million, or 11.5%, to $703.0 million for the nine months ended September 30, 2012. An unfavorable Canadian foreign currency exchange rate impacted revenue by $17.4 million. Redemption revenue increased $67.5 million, or 15.9%, due to higher collector redemptions compared to the nine months ended September 30, 2011. The introduction of a five-year expiry policy to the AIR MILES Reward Program on December 31, 2011 stimulated redemption activity in the first half of 2012. Revenue from issuance fees, for which we provide marketing and administrative services, increased $6.9 million due to increases in the total number of AIR MILES reward miles issued over the previous several quarters.

•
Epsilon. Revenue increased $111.7 million, or 18.8%, to $704.2 million for the nine months ended September 30, 2012. Aspen’s marketing services product lines added $101.5 million to revenue. In addition, marketing technology revenue increased $11.7 million, or 3.8%, due to the expansion of services to its clients. Data revenue decreased $1.5 million, or 1.1%, due to softness in consumer demographic data offerings.

•
Private Label Services and Credit. Revenue increased $157.1 million, or 14.2%, to $1.3 billion for the nine months ended September 30, 2012. Finance charges and late fees increased by $148.6 million, driven by a 15.2% increase in average credit card receivables due to strong credit cardholder spending, the stabilization of customer payment rates, recent new client signings and recent credit card portfolio acquisitions. In addition, transaction revenue increased $8.5 million due to other servicing fees.

Index

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Adjusted EBITDA increased $136.6 million, or 17.5%, to $915.1 million for the nine months ended September 30, 2012 from $778.5 million for the nine months ended September 30, 2011. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $8.2 million, or 4.8%, to $179.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Adjusted EBITDA was positively impacted by the increase in AIR MILES reward miles redeemed. Adjusted EBITDA was also negatively impacted by marketing expenses associated with the launch and promotion of AIR MILES Cash and increases in costs associated with our international initiatives.

•
Epsilon. Adjusted EBITDA increased $21.3 million, or 16.2%, to $152.8 million for the nine months ended September 30, 2012. Adjusted EDITDA was positively impacted by Aspen and the growth in marketing technology. The positive impacts to adjusted EBITDA were somewhat offset by higher payroll and benefit costs, and costs associated with a data center relocation and incremental spending on infrastructure and security to support future growth. Adjusted EBITDA margin decreased to 21.7% for the nine months ended September 30, 2012 from 22.2% for the same period in the prior year. The negative impact to adjusted EBITDA margin was due to a shift in revenue mix attributable to the Aspen acquisition and additional costs to support future growth, as discussed above.

•
Private Label Services and Credit. Adjusted EBITDA increased $110.2 million, or 20.6%, to $645.0 million for the nine months ended September 30, 2012. Adjusted EBITDA was positively impacted by the increase in finance charges, net and a decline in the provision for loan loss, each as described above.

•
Corporate/Other. Adjusted EBITDA decreased $7.5 million to a loss of $62.0 million for the nine months ended September 30, 2012. Payroll and benefit costs increased $6.0 million as a result of higher medical costs and an increase in expenses for our retirement savings plans. In addition, in 2011, we recognized $1.2 million in the amortization of deferred gains in 2011 associated with sale-leaseback transactions that were fully amortized in April 2011.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our private label credit card receivables, the success of our collection and recovery efforts, and general economic conditions.

Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. Our policy is to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.

Index

The following table presents the delinquency trends of our credit card portfolio:

	September 30, 2012	% of Total	December 31, 2011	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$6,260,239	100%	$5,408,862	100%
Principal receivables balances contractually delinquent:
31 to 60 days	96,159	1.5%	78,272	1.4%
61 to 90 days	58,626	0.9	51,709	1.0
91 or more days	109,602	1.8	105,626	2.0
Total	$264,387	4.2%	$235,607	4.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Average credit card receivables	$6,121,431	$4,859,421	$5,636,812	$4,892,198
Net charge-offs of principal receivables	65,221	73,047	202,900	258,143
Net charge-offs as a percentage of average credit card receivables(1)	4.3%	6.0%	4.8%	7.0%

(1)
We acquired the credit card receivables of The Bon-Ton Stores, Inc. and The Talbots, Inc. in July 2012 and August 2012, respectively. Under GAAP, losses associated with purchased credit card receivables are reflected in the fair value of the purchased credit card receivables and not reported as net charge-offs. The net charge-off rate would have been 4.5% and 4.9% for the three and nine months ended September 30, 2012, respectively, if losses associated with the acquired credit card receivables had been reported as net charge-offs.

See Note 3, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We have historically generated cash flows from operations, although that amount may vary based on fluctuations in working capital.

We generated cash flow from operating activities of $862.1 million and $762.5 million for the nine months ended September 30, 2012 and 2011, respectively. Operating cash flows increased $99.6 million primarily from increased profitability for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Index

Investing Activities. Cash used in investing activities was $1.2 billion and $741.8 million for the nine months ended September 30, 2012 and 2011, respectively. Significant components of investing activities are as follows:

•
Credit Card Receivables Funding. Cash decreased $418.5 million for the nine months ended September 30, 2012, as compared to a cash increase of $160.6 million for the nine months ended September 30, 2011, due to growth in our credit card receivables.

•
Purchase of Credit Card Portfolios. Cash decreased $780.2 million for the nine months ended September 30, 2012 due to the acquisition of existing private label credit card portfolios from Pier 1 Imports, Premier Designs, The Bon-Ton Stores, Inc. and The Talbots, Inc. During the nine months ended September 30, 2011, cash decreased $42.7 million due to the acquisition of an existing private label credit card portfolio from J.Jill.

•
Cash Collateral, Restricted. Cash increased $101.5 million for the nine months ended September 30, 2012 as compared to a cash decrease of $468.7 million for the nine months ended September 30, 2011 due to the maturing of asset-backed securities debt as the restricted cash is released upon repayment, and a decrease in excess funding deposits in 2012 as compared to 2011.

•
Payments for Acquired Businesses, Net of Cash. For the nine months ended September 30, 2011, we utilized cash of $359.1 million for the Aspen acquisition, which was completed on May 31, 2011. No businesses were acquired during the nine months ended September 30, 2012.

•
Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2012 were $77.3 million compared to $48.5 million for the comparable period in 2011. We anticipate capital expenditures will not exceed 3.5% of annual revenue for 2012.

Financing Activities. Cash provided by financing activities was $869.8 million for the nine months ended September 30, 2012 as compared to cash provided by financing activities of $84.3 million for the nine months ended September 30, 2011. Our financing activities during the nine months ended September 30, 2012 relate primarily to borrowings and repayments of deposits and debt and repurchases of our common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreement and issuances of equity securities. In addition to our efforts to renew and expand our current facilities, we continue to seek new sources of liquidity.

As of September 30, 2012, we had no borrowings under our credit facility, with total availability at $917.5 million. Our total leverage ratio, as defined in our credit agreement, was 2.1 to 1 at September 30, 2012, as compared to the maximum covenant ratio of 3.5 to 1. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for our main bank subsidiary, Comenity Bank, were 15.5%,15.1% and 16.8%, respectively, at September 30, 2012.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.

Securitization Program. We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Credit Card Master Note Trust, or the WFC Trust. These securitization programs are the primary vehicle through which we finance Comenity Bank’s and Comenity Capital Bank’s credit card receivables.

Historically, we have used both public and private term asset-backed securities transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by Comenity Bank and Comenity Capital Bank. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the asset-backed securitization markets at the time.

At September 30, 2012, we had $3.5 billion of asset-backed securities debt – owed to securitization investors, of which $1.4 billion is due within the next 12 months.

Index

The following table shows the maturities of borrowing commitments as of September 30, 2012 for the WFN Trusts and the WFC Trust by year:

	2012	2013	2014	2015	2016 & Thereafter	Total
	(In thousands)
Term notes	$98,076	$822,339	$250,000	$393,750	$1,093,500	$2,657,665
Conduit facilities(1)	—	705,000	1,200,000	—	—	1,905,000
Total(2)	$98,076	$1,527,339	$1,450,000	$393,750	$1,093,500	$4,562,665

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
Total amounts do not include $834.0 million of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.

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

As of September 30, 2012, we were in compliance with our covenants.

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

In June 2012, we renewed our $1.2 billion 2009-VFN conduit facility under World Financial Network Credit Card Master Note Trust, extending its maturity to March 5, 2014. Also, in June 2012, we renewed our 2009-VFN conduit facility under World Financial Capital Master Note Trust, extending the maturity to May 31, 2013 and increasing the total capacity from $275.0 million to $375.0 million.

In July 2012, $395.0 million of Class A Series 2009-B asset-backed term notes with a fixed interest rate of 3.79% matured.

In July 2012, World Financial Network Credit Card Master Note Trust issued $433.3 million of term asset-backed securities to investors. The offering consisted of $325.0 million of Class A Series 2012-B asset-backed term notes that have a fixed interest rate of 1.76% per year and mature in July 2017. In addition, we retained an aggregate of $108.3 million of subordinated classes of the term asset-backed notes which have been eliminated from our unaudited condensed consolidated financial statements.

Index

In July 2012, World Financial Network Credit Card Master Note Trust issued $266.7 million of term asset-backed securities to investors. The offering consisted of $200.0 million of Class A Series 2012-C asset-backed notes that have a fixed interest rate of 2.23% per year, $10.0 million of Class M Series 2012-C asset-backed notes that have a fixed interest rate of 3.32% per year, $12.7 million of Class B Series 2012-C asset-backed notes that have a fixed interest rate of 3.57% per year, $33.3 million of Class C Series 2012-C asset-backed notes that have a fixed interest rate of 4.55% per year, and $10.7 million of Class D Series 2012-C asset-backed notes. The Class A, Class M, Class B and Class C Series 2012-C asset-backed notes will all mature in October 2018. The Class D Series 2012-C asset-backed notes were retained by us and have been eliminated from our unaudited condensed consolidated financial statements.

In September 2012, we renewed our $330.0 million 2009-VFC1 conduit facility under World Financial Network Credit Card Master Note Trust III, extending its maturity to September 27, 2013.

In October 2012, World Financial Network Credit Card Master Note Trust issued $466.7 million of term asset-backed securities to investors. The offering consisted of $350.0 million of Class A Series 2012-D asset-backed notes that have a fixed interest rate of 2.15% per year, $17.5 million of Class M Series 2012-D asset-backed notes that have a fixed interest rate of 3.09% per year, $22.2 million of Class B Series 2012-D asset-backed notes that have a fixed interest rate of 3.34% per year, $58.3 million of Class C Series 2012-D asset-backed notes and $18.7 million of Class D Series 2012-D asset-backed notes. The Class A, Class M and Class B Series 2012-D asset-backed notes will all mature in June 2019. The Class C and Class D Series 2012-D asset-backed notes were retained by us and will be eliminated from our unaudited condensed consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(Dollars in millions)
During 2012:
July 1-31	53,893	$126.93	50,000	$334.6
August 1-31	2,398	135.02	—	334.6
September 1-30	5,413	140.67	—	334.6
Total	61,704	$128.45	50,000	$334.6

(1)
During the period represented by the table, 8,603 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan; and 3,101 already outstanding shares of our common stock were delivered by attestation to us by participants in our equity plans to satisfy the exercise price and/or withholding taxes associated with the exercise of options as authorized under the terms of such plans.

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

10.2
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

*10.3	Second Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 1, 2012, between World Financial Capital Master Note Trust and U.S. Bank National Association.

*10.4
Third Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 13, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.

*10.5	Amended and Restated Series 2009-VFC1 Supplement, dated as of September 28, 2012, among WFN Credit Company, LLC, World Financial Network Bank and Deutsche Bank Trust Company Americas.

10.6
Series 2012-D Indenture Supplement, dated as of October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 10, 2012, File Nos. 333-60418, 333-60418-01 and 333-113669).

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

Date: November 5, 2012

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: November 5, 2012