Form 10-K
period 2012-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2013-02-28
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $6.6 billion (based upon the closing price on the New York Stock Exchange on June 30, 2012 of $135.00 per share).

As of February 25, 2013, 49,874,416 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2013 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

ALLIANCE DATA SYSTEMS CORPORATION

Index

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “would” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

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

Our Company

We are a leading provider of transaction-based, data-driven marketing and loyalty solutions serving large, consumer-based businesses in a variety of industries. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, on-line, catalog, mail, telephone and email, and emerging channels such as mobile and social media. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift marketing resources away from traditional mass marketing toward more targeted marketing programs that provide measurable returns on marketing investments.

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

Our Market Opportunity and Growth Strategy

We intend to continue capitalizing on the shift in traditional advertising and marketing spend to highly targeted marketing programs. We intend to enhance our position as a leading provider of targeted, data-driven and transaction-based marketing and loyalty solutions and to continue our growth in revenue and earnings by pursuing the following strategies:

•
Capitalize on our Leadership in Highly Targeted and Data-Driven Consumer Marketing. As consumer-based businesses shift their marketing spend to transaction-based marketing strategies, we believe we are well-positioned to acquire new clients and sell additional services to existing clients based on our extensive experience in capturing and analyzing our clients’ customer transaction data to develop targeted marketing programs. We believe our comprehensive portfolio of high-quality targeted marketing and loyalty solutions provides a competitive advantage over other marketing services firms with more limited service offerings. We seek to extend our leadership position in the transaction-based and targeted marketing services sector by continuing to improve the breadth and quality of our products and services. We intend to enhance our leadership position in loyalty programs by expanding the scope of the Canadian AIR MILES® Reward Program, by continuing to develop stand-alone loyalty programs such as the Hilton HHonors® Program, and by increasing our penetration in the retail sector with our integrated marketing and credit services offering.

•
Sell More Fully Integrated End-to-End Marketing Solutions. In our Epsilon® segment, we have assembled what we believe is the industry’s most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications. We offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of whom do not currently purchase our full suite of services. In addition, we further intend to integrate our product and service offerings so that we can provide clients with a comprehensive portfolio of targeted marketing solutions, including both coalition and individual loyalty programs, private label retail credit card programs and other transaction-based marketing solutions. By selling integrated solutions across our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.

•
Continue to Expand our Global Footprint. We plan to grow our business by leveraging our core competencies in the North American marketplace to further penetrate international markets. We intend to expand in new markets where a burgeoning middle class has consumer-facing businesses in those geographical regions needing marketing solutions that can help them acquire new customers and increase customer loyalty. Our investment in CBSM-Companhia Brasileira De Servicos De Marketing, the operator

Index

of the dotz coalition loyalty program in Brazil, is 37%. In 2012, dotz expanded the number of regions in Brazil in which it operates by entering into three additional regions and now operates in five markets with more than six million customers enrolled in the program. We expect to enter into five additional markets in Brazil during 2013. We also have a 34% ownership interest in Direxions Global Solutions Private Ltd., a loyalty, CRM solutions and data analytics provider in India. Global reach is also increasingly important as our clients grow into new markets, and we are well positioned to cost-effectively increase our global presence. We believe continued international expansion will provide us with strong revenue growth opportunities.

•
Optimize our Business Portfolio. We intend to continue to evaluate our products and services given our strategic direction and demand trends. While we are focused on realizing organic revenue growth and margin expansion, we will consider select acquisitions of complementary businesses that would enhance our product portfolio, market positioning or geographic presence. In November 2012, we acquired the Hyper Marketing group of companies, or HMI, a marketing services agency. This acquisition expanded Epsilon’s agency depth and capabilities; additionally, it added key verticals such as energy, fitness, quick service restaurants and technology.

Products and Services

Our products and services are reported under three segments—LoyaltyOne®, Epsilon and Private Label Services and Credit, and are listed below. Financial information about our segments and geographic areas appears in Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements.

Segment	Products and Services
LoyaltyOne	•	AIR MILES Reward Program
	•	Loyalty Services
—Loyalty consulting
—Customer analytics
—Creative services

Epsilon	•	Marketing Services
—Agency services
—Database design and management
—Data services
—Analytical services
—Traditional and digital communications

Private Label Services and Credit	•	Receivables Financing
—Underwriting and risk management
—Receivables funding

	•	Processing Services
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

LoyaltyOne owns and operates the AIR MILES Reward Program, which is the premier coalition loyalty program in Canada, with over 170 brand name sponsors participating in the program. The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop within a range of retailers and other sponsors participating in the AIR MILES Reward Program. These AIR MILES reward miles can be redeemed by our collectors for travel or other rewards.

Index

Approximately two-thirds of Canadian households actively participate in the AIR MILES Reward Program, and it was recently named as one of the ten most influential brands in Canada in Canada’s Ipsos Influence index. The three primary parties involved in our AIR MILES Reward Program are: sponsors, collectors and suppliers, each of which is described below.

Sponsors. More than 170 brand name sponsors participate in our AIR MILES Reward Program, including Canada Safeway, Shell Canada, Jean Coutu, RONA, Amex Bank of Canada, Sobey’s and Bank of Montreal.

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

Collectors. Collectors earn AIR MILES reward miles at thousands of retail and service locations, typically including any online presence the sponsor may have. Collectors can also earn at the many locations where collectors can use certain cards issued by Bank of Montreal and Amex Bank of Canada. This enables collectors to rapidly accumulate AIR MILES reward miles across a significant portion of their everyday spend. The AIR MILES Reward Program offers a reward structure that provides a quick, easy and free way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards through their day-to-day shopping at participating sponsors.

Suppliers. We enter into agreements with airlines, movie theaters, manufacturers of consumer electronics and other providers to supply rewards for the AIR MILES Reward Program. The broad range of rewards that can be redeemed is one of the reasons the AIR MILES Reward Program remains popular with collectors. Over 300 suppliers use the AIR MILES Reward Program as an additional distribution channel for their products. Suppliers include well-recognized companies in diverse industries, including travel, hospitality, electronics and entertainment.

In December 2011, we introduced a new program option called AIR MILES Cash to which collectors can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, collectors were able to instantly redeem their AIR MILES reward miles collected in AIR MILES Cash towards in-store purchases at participating sponsors. We currently have seven participating sponsors that can process instant redemptions of AIR MILES reward miles collected in the AIR MILES Cash program option.

Epsilon

Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Services include strategic consulting, customer database technologies, permission-based email marketing, loyalty management, proprietary data, predictive modeling and a full range of direct and digital agency services. On behalf of our clients, we develop marketing programs for individual consumers with highly targeted offers and communications. Since these communications are more relevant to the consumer, the consumer is more likely to be responsive to these offers, resulting in a measurable return on our clients’ marketing investments. We distribute marketing campaigns and communications through all marketing channels based on the consumer’s preference, including digital platforms such as email, mobile and social media. Epsilon has over 750 clients, operating primarily in the financial services, automotive, travel and hospitality, pharmaceutical and telecommunications end-markets.

Agency Services. Through our consulting services we analyze our clients’ business, brand and/or product strategy to create customer acquisition and retention strategies and tactics designed to further optimize our clients’ customer relationships and marketing return on investment. On November 30, 2012, we acquired HMI, a marketing services agency, which offers ROI-based targeted marketing services through digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and analytical services that include brand planning and consumer insights. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a talented team of marketing professionals.

Database Design and Management. We design, build and operate complex consumer marketing databases for large consumer-facing brands such as Hilton HHonors and the Citi ThankYou® programs. Our solutions are highly customized and support our clients’ needs for real-time data integration from a multitude of data sources, including multi-channel transactional data.

Data Services. We believe we are one of the leading sources of comprehensive consumer data that is essential to marketers when making informed marketing decisions. Together with our clients, we use this data to develop highly targeted, individualized marketing programs that increase response rates and build stronger customer relationships.

Analytical Services. We provide behavior-based, demographic and attitudinal customer segmentation, purchase analysis, web analytics, marketing mix modeling, program optimization, predictive modeling and program measurement and analysis. Through our analytical services, we gain a better understanding of consumer behavior that can help our clients as they develop customer relationship strategies.

Index

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

Receivables Financing. Our Private Label Services and Credit segment provides risk management solutions, account origination and funding services for our more than 100 private label and co-brand credit card programs. Through these credit card programs, we had $7.1 billion in principal receivables, from over 30.3 million active accounts for the year ended December 31, 2012, with an average balance during that period of approximately $436 for accounts with outstanding balances. As of December 31, 2012, Limited Brands and its retail affiliates and Ascena Retail Group, Inc. and its retail affiliates accounted for approximately 13.2% and 11.9%, respectively, of our credit card receivables. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit card limits. We augment these procedures with credit risk scores provided by credit bureaus. This helps us segment prospects into narrower risk ranges allowing us to better evaluate individual credit risk.

Our accountholder base consists primarily of middle- to upper-income individuals, in particular women who use our accounts primarily as brand affinity tools as well as pure financing instruments. These accounts generally have lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

We use a securitization program as our primary funding vehicle for our credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a master trust, which is a variable interest entity, or VIE. The master trusts are consolidated in our financial statements.

Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills on-line. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. For the seventh year in a row, we have been certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by Purdue University’s Benchmark Portal. Our call centers are equipped to handle phone, mail, fax, email and web inquiries. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs.

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

Index

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently have one patent application pending with the U.S. Patent and Trademark Office. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in Argentina, New Zealand, the European Union or some of its individual countries (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, United Kingdom), Peru, Mexico, Venezuela, Brazil, Australia, China, Hong Kong, Japan, South Korea, Switzerland, Norway, Russian Federation, Turkey, Vietnam and Singapore and internationally under the Madrid Protocol in several countries, including several of the aforementioned countries. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.

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

Epsilon. Our Epsilon segment generally competes with a variety of niche providers as well as large media/digital agencies. For the niche provider competitors, their focus has primarily been on one or two services within the marketing value chain, rather than the full spectrum of data-driven marketing services used for both traditional and on-line advertising and promotional marketing programs. For the larger media/digital agencies, most offer the breadth of services but typically do not have the internal integration of offerings to deliver a seamless “one stop shop” solution, from strategy to execution across traditional as well as digital and emerging technologies. In addition, Epsilon competes against internally developed products and services created by our existing clients and others. We expect competition to intensify as more competitors enter our market. For our targeted direct marketing services offerings, our ability to continue to capture detailed customer transaction data is critical in providing effective CRM strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients’ objective to continually improve their return on marketing investment.

Private Label Services and Credit. Our Private Label Services and Credit segment competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically, these retailers seek customers that make more frequent but smaller transactions at their retail locations. As a result, we are able to analyze card-based transaction data we obtain through managing our credit card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement targeted marketing strategies and to develop successful CRM strategies for our clients. As an issuer of private label retail credit cards and co-branded private label retail Visa and MasterCard credit cards, we also compete with other payment methods, primarily general purpose credit cards like Visa, MasterCard, American Express and Discover Card, as well as cash, checks and debit cards.

Index

Regulation

In October 2012, our bank subsidiaries, World Financial Network Bank and World Financial Capital Bank, changed their names to Comenity Bank and Comenity Capital Bank, respectively.

Federal and state laws and regulations extensively regulate the operations of Comenity Bank and Comenity Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of Comenity Bank and Comenity Capital Bank, and they impose significant restraints on those companies to which other non-regulated companies are not subject. Because Comenity Bank is deemed a credit card bank and Comenity Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a state bank, Comenity Bank is still subject to overlapping supervision by the Federal Deposit Insurance Corporation, or FDIC, and the State of Delaware; and, as an industrial bank, Comenity Capital Bank is still subject to overlapping supervision by the FDIC and the State of Utah.

Comenity Bank and Comenity Capital Bank must maintain minimum amounts of regulatory capital, including maintenance of certain capital ratios, paid-in capital minimums, and an adequate allowance for loan loss, as well as meeting specific guidelines that involve measures and ratios of their assets, liabilities, regulatory capital and interest rate, among other factors. If Comenity Bank or Comenity Capital Bank does not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. To pay any dividend, Comenity Bank and Comenity Capital Bank must maintain adequate capital above regulatory guidelines.

We are limited under Sections 23A and 23B of the Federal Reserve Act and the implementing Federal Reserve Board Regulation W in the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with Comenity Bank or Comenity Capital Bank, which may have the effect of limiting the extent to which Comenity Bank or Comenity Capital Bank can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do require that we engage in “covered transactions” with Comenity Bank or Comenity Capital Bank only on terms and under circumstances that are substantially the same, or at least as favorable to Comenity Bank or Comenity Capital Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by Comenity Bank or Comenity Capital Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

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

A number of privacy laws and regulations have been enacted in the United States, Canada, the European Union, China and other international markets in which we operate. These laws and regulations place many restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation around the world could place additional restrictions on our ability to utilize customer information. For example, Canada has likewise enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. Among its principles, this act requires organizations to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. Some Canadian provinces have enacted substantially similar privacy legislation. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with these laws.

In the United States and under the Gramm-Leach-Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. It also requires us to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, we must provide our customers

Index

with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In Canada, the Act to promote the efficiency and adaptability of the Canadian economy by regulating certain activities that discourage reliance on electronic means of carrying out commercial activities, and to amend the Canadian Radio-television and Telecommunications Commission Act, the Competition Act, the Personal Information Protection and Electronic Documents Act and the Telecommunications Act, more generally known as Canada’s Anti-Spam Legislation, may restrict our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, instant messaging, telephone or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act when in force, will require that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender.

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

Employees

As of December 31, 2012, we had approximately 10,700 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

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

RISK FACTORS

Strategic Business Risk and Competitive Environment

Our 10 largest clients represented 46.5% of our consolidated revenue in 2012 and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 46.5% of our consolidated revenue during the year ended December 31, 2012, with Bank of Montreal representing approximately 10.5% of our consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

LoyaltyOne. LoyaltyOne represents 25.2% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 83.3% of our LoyaltyOne revenue in 2012. Bank of Montreal and Canada Safeway represented approximately 41.5% and 12.7%, respectively, of this segment’s revenue for 2012. Our contract with Bank of Montreal expires in 2017 and our contract with Canada Safeway expires in 2015, each subject to automatic renewals at five-year intervals.

Epsilon. Epsilon represents 27.4% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 33.1% of our Epsilon revenue in 2012. General Motors represented approximately 11.0% of this segment’s revenue for 2012. Our contract with General Motors expires in 2013, subject to a one-year renewal at the option of General Motors.

Private Label Services and Credit. Private Label Services and Credit represents 47.6% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 72.7% of our Private Label Services and Credit in 2012. Limited Brands and its retail affiliates and Ascena Retail Group, Inc. and its retail affiliates represented approximately 17.9% and 16.4%, respectively, of our revenue for this segment in 2012. Our primary contract with a retail affiliate of Limited Brands expires in 2018 and our contracts with Ascena Retail Group and its retail affiliates expire in 2016 and 2019.

If actual redemptions by AIR MILES Reward Program collectors are greater than expected, or if the costs related to redemption of AIR MILES reward miles increase, our profitability could be adversely affected.

A portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of AIR MILES reward miles not expected to be redeemed is known as “breakage.”

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

Since June 2008, our estimate of breakage has been 28%.  Based on the analysis of historical redemption trends, statistical analysis performed, and the expected impact of recent changes in the program structure, we determined that our estimate of breakage should be lowered to 27% as of December 31, 2012.

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $43.9 million for the year ended December 31, 2012.

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

Index

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

If we fail to identify suitable acquisition candidates or new business opportunities, or to integrate the businesses we acquire, it could negatively affect our business.

Historically, we have engaged in a significant number of acquisitions, and those acquisitions have contributed to our growth in revenue and profitability. We believe that acquisitions and the identification and pursuit of new business opportunities will be a key component of our continued growth strategy. However, we may not be able to locate and secure future acquisition candidates or to identify and implement new business opportunities on terms and conditions that are acceptable to us. If we are unable to identify attractive acquisition candidates or successful new business opportunities, our growth could be impaired.

In addition, there are numerous risks associated with acquisitions and the implementation of new businesses, including, but not limited to:

•	the difficulty and expense that we incur in connection with the acquisition or new business opportunity;

•	the potential for adverse consequences when conforming the acquired company’s accounting policies to ours;

•	the diversion of management’s attention from other business concerns;

•	the potential loss of customers or key employees of the acquired company;

•	the impact on our financial condition due to the timing of the acquisition or new business implementation or the failure of the acquired or new business to meet operating expectations; and

•	the assumption of unknown liabilities of the acquired company.

Furthermore, acquisitions that we make may not be successfully integrated into our ongoing operations and we may not achieve expected cost savings or other synergies from an acquisition. If the operations of an acquired or new business do not meet expectations, our profitability and cash flows may be impaired and we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired or new business.

We expect growth in our Private Label Services and Credit segment to result from new and acquired credit card programs whose credit card receivables performance could result in increased portfolio losses and negatively impact our earnings.

We expect an important source of growth in our credit card operations to come from the acquisition of existing credit card programs and initiating credit card programs with retailers and others who do not currently offer a private label or co-branded retail credit card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot assure you that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these credit card programs may result in defaults greater than our expectations and could have a material adverse impact on us and our earnings.

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

Index

General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net credit card receivable charge-off rates are affected by the credit risk of our credit card receivables and the average age or maturity of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2012, our average credit card receivable net charge-off rate was 4.8%, compared to 6.9% and 8.9% for 2011 and 2010, respectively.

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

The markets for our products and services are highly competitive and we expect competition to intensify in each of those markets. Some of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Certain of our segments also compete against in-house staffs of our current clients and others or internally developed products and services by our current clients and others. For example, as a result of increasing competitors in the loyalty market, including from Aeroplan, Air Canada’s frequent flyer program, we may experience greater competition in attracting and retaining sponsors in our AIR MILES Reward Program. Our ability to generate significant revenue from clients and partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. We may not be able to continue to compete successfully against our current and potential competitors.

Liquidity, Market and Credit Risk

Conversion of the convertible senior notes and exercise of the convertible note warrants may dilute the ownership interest of existing stockholders.

We issued $805.0 million and $345.0 million aggregate principal amount of convertible senior notes due in 2013 and 2014, respectively. Separately but also concurrently with these issuances, we sold warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 17.5 million shares of our common stock exercisable at various times in 2013 and 2014. The conversion of some or all of the convertible senior notes and exercise of some or all of the convertible note warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the conversion of the convertible senior notes into shares of our common stock or a combination of cash and shares of our common stock and the exercise of some or all of the convertible note warrants could depress the price of our common stock.

Interest rate increases could materially adversely affect our earnings.

Interest rate risk affects us directly in our lending and borrowing activities. Our borrowing costs were approximately $291.5 million for the year ended December 31, 2012. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In 2012, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $12.3 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. In addition, we enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

Index

If we are unable to securitize our credit card receivables due to changes in the market, we may not be able to fund new credit card receivables, which would have a negative impact on our operations and earnings.

A number of factors affect our ability to fund our receivables in the securitization market, some of which are beyond our control, including:

•	conditions in the securities markets in general and the asset-backed securitization market in particular;

•	conformity in the quality of our private label credit card receivables to rating agency requirements and changes in that quality or those requirements; and

•	ability to fund required overcollateralizations or credit enhancements, which are routinely utilized in order to achieve better credit ratings to lower borrowing cost.

In addition, on April 7, 2010, the SEC proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our credit card securitization program. On July 26, 2011, the SEC re-proposed certain rules relating to the registrant and transaction requirements for the shelf registration of asset-backed securities. If the revised rules for asset-backed securities are adopted in their current form, issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities. The SEC also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts rely on in our credit card securitization programs to avoid registration as investment companies. The form that these rules may ultimately take is uncertain at this time, but such rules may impact our ability or desire to issue asset-backed securities in the future.

On March 30, 2011, the SEC, the FDIC, the Board of Governors of the Federal Reserve System and certain other banking regulators proposed regulations that would mandate a five percent risk retention requirement for securitizations. We cannot predict at this time whether our existing credit card securitization programs will satisfy the new regulatory requirements or whether structural changes to those programs will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.

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

A failure by a forward counterparty, due to bankruptcy or otherwise, to deliver shares of our common stock at settlement or upon acceleration of its respective prepaid forward transaction could result in the recording of those shares as issued and outstanding for purposes of computing and reporting our basic and diluted weighted average shares and earnings per share. This may lead to a decline in our earnings per share without our receiving a return of the purchase price for those shares that we paid to the relevant forward counterparty at the time we entered into the prepaid forward transaction.

A failure by a hedge counterparty, due to bankruptcy or otherwise, to pay to us amounts owed under the note hedge transactions entered into separately but concurrently with the sale of our convertible senior notes will not reduce the consideration we are required to deliver to a holder upon conversion of its convertible senior notes, which may result in an increase in dilution with respect to our common stock if we issue shares and lead to a decline in our earnings per share, or decrease our available liquidity if we pay cash.

The hedging activity related to the activities of the credit card securitization trusts and our floating rate indebtedness subjects us to counterparty risks relating to the creditworthiness of the commercial banks with whom we enter into hedging transactions.

In order to execute hedging strategies related to the credit card securitization trusts and our floating rate indebtedness, we have entered into interest rate derivative contracts with commercial banks known as counterparties. It is our policy to enter into such contracts with counterparties that are deemed to be creditworthy. However, if macro- or micro-economic events were to negatively impact these banks, the banks might not be able to honor their obligations either to us or to the credit card securitization trusts and we might suffer a direct loss.

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, the indentures governing our convertible senior notes, the indentures governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness

Index

from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement, the indentures governing our convertible senior notes, the indentures governing our senior notes and the agreements governing our other indebtedness;

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

•
prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indentures governing the convertible senior notes.

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

We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollars through our significant Canadian operations. We do not hedge any of our net investment exposure in our Canadian operations. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of $22.3 million for the year ended December 31, 2012. Conversely, a corresponding decrease in the strength of the Canadian dollar versus the U.S. dollar would result in a comparable decrease to pre-tax income in these periods.

Regulatory Environment

Legislative and regulatory reforms may have a significant impact on our business, results of operation and financial condition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act, among other things, includes a sweeping reform of the regulation and supervision of financial institutions, as well as of the regulation of derivatives and capital market activities.

The full impact of the Dodd-Frank Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in future legislative or regulatory action. In particular, the Government Accountability Office issued its study on whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exemptions to the definition of “bank” under the Bank Holding Company Act for certain institutions including limited purpose credit card banks and industrial loan companies. The study did not recommend the elimination of these exemptions. However, if legislation were enacted to eliminate these exemptions without any grandfathering or accommodations for existing institutions, we could be required to become a bank holding company and cease certain of our activities that are not permissible for bank holding companies or divest our credit card bank subsidiary, Comenity Bank, or our industrial bank subsidiary, Comenity Capital Bank.

Index

The Dodd-Frank Act created a Consumer Financial Protection Bureau, or CFPB, a new federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations. It is unclear what changes will be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and will enforce those laws against and examine certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates.

While the CFPB will not examine Comenity Bank and Comenity Capital Bank, it will receive information from their primary federal regulator. In addition, the CFPB’s broad rulemaking authority is expected to impact their operations. For example, the CFPB’s rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, by the Board of Governors of the Federal Reserve System. The CFPB’s ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Furthermore, the CFPB has broad authority to prevent “unfair, deceptive or abusive” practices. If the CFPB were to exercise this authority, it could result in requirements to alter our products that would make our products less attractive to consumers and impair our ability to offer them profitably.

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

The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow targets. While 46 states and the District of Columbia have enacted data breach notification laws, there is no such federal law generally applicable to our businesses. Data breach notification legislation has been proposed widely in the United States and Europe. If enacted, these legislative measures could impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. In addition to the United States and Canadian regulations discussed below, we have expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional or more stringent legislation and regulations regarding consumer or private sector privacy.

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

Canada’s Anti-Spam Legislation may restrict our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, instant messaging, telephone or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act, when in force, will require that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. Failure to comply with the terms of this Act or any proposed regulations that may be adopted in the future could have a negative impact on our reputation and subject us to significant monetary penalties.

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

Federal and state laws and regulations extensively regulate the operations of Comenity Bank, as well as Comenity Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of Comenity Bank and Comenity Capital Bank, and they impose significant restraints on them to which other non-regulated entities are not subject. As a state bank, Comenity Bank is subject to overlapping supervision by the State of Delaware and the FDIC. As an industrial bank, Comenity Capital Bank is subject to overlapping supervision by the FDIC and the State of Utah. Comenity Bank and Comenity Capital Bank must maintain minimum amounts of regulatory capital. If Comenity Bank and Comenity Capital Bank do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. Comenity Bank and Comenity Capital Bank, as institutions insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan loss. If either Comenity Bank or Comenity Capital Bank were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could impair our ability to service our indebtedness. To pay any dividend, Comenity Bank and Comenity Capital Bank must each maintain adequate capital above regulatory guidelines. Accordingly, neither Comenity Bank nor Comenity Capital Bank may be able to make any of its cash or other assets available to us, including to service our indebtedness.

If our bank subsidiaries fail to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to cease all of our non-banking activities and lead to a drastic reduction in our profits and revenue.

If either of our depository institution subsidiaries failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates (which exemptions are described below), and if we did not divest such depository institution upon such an occurrence, we would become subject to regulation under the Bank

Index

Holding Company Act. This would require us to cease certain of our activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act. One of our depository institution subsidiaries, Comenity Bank, is a Delaware State FDIC-insured bank and a limited-purpose credit card bank located in Delaware. Comenity Bank will not be a “bank” as defined under the Bank Holding Company Act so long as it remains in compliance with the following requirements:

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

Our other depository institution subsidiary, Comenity Capital Bank, is a Utah industrial bank that is authorized to do business by the State of Utah and the FDIC. Comenity Capital Bank will not be a “bank” as defined under the Bank Holding Company Act so long as it remains an industrial bank in compliance with the following requirements:

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

Operational and Other Risk

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

Although we have extensive physical and cyber security and associated procedures, our databases have in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, the integrity of our databases have in the past been and may in the future be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our profiling capability. The use of our loyalty, marketing services or credit card programs could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from our clients or their customers, consumers or regulatory enforcement actions, which may adversely affect our client relationships.

Loss of data center capacity, interruption due to cyber attacks, loss of telecommunication links, computer viruses or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

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

Index

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

Our international operations, acquisitions and personnel may require us to comply with complex United States and international laws and regulations in the various foreign jurisdictions where we do business.

Our operations, acquisitions and employment of personnel outside the United States may require us to comply with numerous complex laws and regulations of the United States government and those of the various international jurisdictions where we do business. These laws and regulations may apply to a company, or individual directors, officers, employees or agents of such company, and may restrict our operations, investment decisions or joint venture activities. Specifically, we may be subject to anti-corruption laws and regulations, including the United States’ Foreign Corrupt Practices Act, or FCPA; the United Kingdom’s Bribery Act 2010, or UKBA; and Canada’s Corruption of Foreign Public Officials Act, or CFPOA. These anti-corruption laws generally prohibit providing anything of value to foreign officials for the purpose of influencing official decisions, obtaining or retaining business, or obtaining preferential treatment and require us to maintain adequate record-keeping and internal controls to ensure that our books and records accurately reflect transactions. As part of our business, we or our partners may do business with state-owned enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA, UKBA or CFPOA. There can be no assurance that our policies, procedures, training and compliance programs will effectively prevent violation of all United States and international laws and regulations with which we are required to comply, and such a violation may subject us to penalties that could adversely affect our reputation, business, financial condition or results of operations. In addition, some of the international jurisdictions in which we operate may lack a developed legal system, have elevated levels of corruption, maintain strict currency controls, present adverse tax consequences or foreign ownership requirements, require difficult or lengthy regulatory approvals, or lack enforcement for non-compete agreements, among other obstacles.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 25, 2013, we had an aggregate of 100,528,849 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 24,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 1,403,037 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 25, 2013, including options to purchase approximately 380,738 shares exercisable as of February 25, 2013 or that will become exercisable within 60 days after February 25, 2013. We have reserved for issuance 1,500,000 shares of our common stock, 810,603 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2012. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

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

Index

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

As of December 31, 2012, we own one general office property and lease approximately 80 general office properties worldwide, comprised of approximately 2.7 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Plano, Texas	Corporate	96,749	June 29, 2021
Columbus, Ohio	Corporate, Private Label Services and Credit	199,112	November 30, 2017
Toronto, Ontario, Canada	LoyaltyOne	194,018	September 30, 2017
Mississauga, Ontario, Canada	LoyaltyOne	50,908	November 30, 2019
Wakefield, Massachusetts	Epsilon	184,411	December 31, 2020
Irving, Texas	Epsilon	150,232	June 30, 2018
Lewisville, Texas	Epsilon	10,000	January 15, 2017
Earth City, Missouri	Epsilon	116,783	December 31, 2014
West Chicago, Illinois	Epsilon	155,412	December 31, 2024
Columbus, Ohio	Private Label Services and Credit	103,161	January 31, 2014
Westerville, Ohio	Private Label Services and Credit	100,800	July 31, 2014
Wilmington, Delaware	Private Label Services and Credit	5,198	November 30, 2020
Salt Lake City, Utah	Private Label Services and Credit	6,488	January 31, 2018

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

	High	Low
Year Ended December 31, 2012
First quarter	$127.55	$100.42
Second quarter	135.49	119.56
Third quarter	144.34	123.11
Fourth quarter	148.41	135.91

Year Ended December 31, 2011
First quarter	$86.10	$69.67
Second quarter	97.00	80.31
Third quarter	101.51	80.38
Fourth quarter	107.33	84.91

Holders

As of February 25, 2013, the closing price of our common stock was $155.43 per share, there were 49,874,416 shares of our common stock outstanding, and there were approximately 32 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012. On January 2, 2013, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 2, 2013 through December 31, 2013, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.

Index

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2012:
October 1-31	139,695	$138.95	137,200	$315.6
November 1-30	275,972	140.08	273,300	277.3
December 1-31	104,698	143.63	102,381	262.6
Total	520,365	$140.49	512,881	$262.6

(1)
During the period represented by the table, 7,484 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)
On December 13, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2012 through December 31, 2012. On January 2, 2013, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 2, 2013 through December 31, 2013, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2007, with the cumulative total return over the same period of (1) the S&P 500 Index, (2) a peer group of fifteen companies selected by us utilized in our prior Annual Report on Form 10-K, which we will refer to as the Old Peer Group Index, and (3) a new peer group of fourteen companies selected by us, which we will refer to as the New Peer Group Index.

The fifteen companies in the Old Peer Group Index are Acxiom Corporation, American Express Company, Capital One Financial Corporation, Convergys Corporation, Discover Financial Services, DST Systems, Inc., Equifax, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Harte-Hanks, Inc., Limited Brands, Inc., MasterCard, Incorporated, Total Systems Services, Inc. and The Western Union Company.

The fourteen companies in the New Peer Group Index are Acxiom Corporation, American Express Company, Discover Financial Services, Equifax, Inc., Experian PLC, Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Nielsen Holdings N.V., Omnicom Group Inc., The Dun & Bradstreet Corporation, The Interpublic Group of Companies, Inc., Total Systems Services, Inc. and WPP plc.

Index

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2007 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in each of the peer groups are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

	Alliance Data Systems Corporation	S&P 500	Old Peer Group Index	New Peer Group Index
December 31, 2007	$100.00	$100.00	$100.00	$100.00
December 31, 2008	62.05	63.00	53.65	51.91
December 31, 2009	86.13	79.67	89.34	88.78
December 31, 2010	94.72	91.67	97.12	102.21
December 31, 2011	138.47	93.61	116.35	108.39
December 31, 2012	193.04	108.59	148.91	137.10

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Income statement data (1)
Total revenue	$3,641,390	$3,173,287	$2,791,421	$1,964,341	$2,025,254
Cost of operations (exclusive of amortization and depreciation disclosed separately below) (2)	2,106,612	1,811,882	1,545,380	1,354,138	1,341,958
Provision for loan loss	285,479	300,316	387,822	—	—
General and administrative (2)	108,059	95,256	85,773	99,823	82,804
Depreciation and other amortization	73,802	70,427	67,806	62,196	68,505
Amortization of purchased intangibles	93,074	82,726	75,420	63,090	67,291
Gain on acquisition of a business	—	—	—	(21,227)	—
Loss on the sale of assets	—	—	—	—	1,052
Merger (reimbursements) costs	—	—	—	(1,436)	3,053
Total operating expenses	2,667,026	2,360,607	2,162,201	1,556,584	1,564,663
Operating income	974,364	812,680	629,220	407,757	460,591
Interest expense, net	291,460	298,585	318,330	144,811	80,440
Income from continuing operations before income taxes	682,904	514,095	310,890	262,946	380,151
Provision for income taxes	260,648	198,809	115,252	86,227	147,599
Income from continuing operations	422,256	315,286	195,638	176,719	232,552
Loss from discontinued operations, net of taxes	—	—	(1,901)	(32,985)	(26,150)
Net income	$422,256	$315,286	$193,737	$143,734	$206,402
Income from continuing operations per share—basic	$8.44	$6.22	$3.72	$3.17	$3.25
Income from continuing operations per share—diluted	$6.58	$5.45	$3.51	$3.06	$3.16
Net income per share—basic	$8.44	$6.22	$3.69	$2.58	$2.88
Net income per share—diluted	$6.58	$5.45	$3.48	$2.49	$2.80
Weighted average shares used in computing per share amounts—basic	50,008	50,687	52,534	55,765	71,502
Weighted average shares used in computing per share amounts—diluted	64,143	57,804	55,710	57,706	73,640

(1)
The selected financial data for the years ended December 31, 2012, 2011, and 2010 reflects a change in accounting principle as a result of the consolidation of the credit card securitization trusts. Selected financial data for historical periods prior to January 1, 2010 have not been retrospectively adjusted to reflect the change in accounting principle and therefore continue to reflect the accounting standards that were applicable during those historical periods.

(2)
Included in cost of operations is stock compensation expense of $32.7 million, $25.8 million, $27.6 million, $29.3 million, and $29.8 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively. Included in general and administrative is stock compensation expense of $17.8 million, $17.7 million, $22.5 million, $24.3 million, and $18.9 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

Index

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Adjusted EBITDA (1) (3)
Adjusted EBITDA	$1,191,737	$1,009,319	$822,540	$590,077	$655,229
Other financial data
Cash flows from operating activities	$1,134,190	$1,011,347	$902,709	$358,414	$451,019
Cash flows from investing activities	$(2,671,350)	$(1,040,710)	$(340,784)	$(888,022)	$(512,518)
Cash flows from financing activities	$2,209,019	$109,250	$(715,675)	$570,189	$(20,306)

Segment Operating data
Private label statements generated	166,091	142,064	142,379	130,176	125,197
Credit sales	$12,523,632	$9,636,053	$8,773,436	$7,968,125	$7,242,422
Average credit card receivables	$5,927,562	$4,962,503	$5,025,915	$4,359,625	$3,915,658
AIR MILES reward miles issued	5,222,887	4,940,364	4,584,384	4,545,774	4,463,181
AIR MILES reward miles redeemed	4,040,876	3,633,921	3,634,821	3,326,307	3,121,799

(3)
See “Use of Non-GAAP Financial Measures” set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance sheet data (1)
Credit card receivables, net	$6,697,674	$5,197,690	$4,838,354	$616,298	$430,512
Redemption settlement assets, restricted	492,690	515,838	472,428	574,004	531,594
Total assets	12,000,139	8,980,249	8,272,152	5,225,667	4,341,989
Deferred revenue	1,249,061	1,226,436	1,221,242	1,146,146	995,634
Deposits	2,228,411	1,353,775	859,100	1,465,000	688,900
Asset-backed securities debt – owed to securitization investors	4,130,970	3,260,287	3,660,142	—	—
Long-term and other debt, including current maturities	2,854,839	2,183,474	1,869,772	1,782,352	1,491,275
Total liabilities	11,471,652	8,804,283	8,249,058	4,952,891	3,794,691
Total stockholders’ equity	528,487	175,966	23,094	272,776	547,298

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of data-driven and transaction-based marketing and customer loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, on-line, catalog, mail, telephone and email, and emerging channels such as mobile and social media. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift marketing resources away from traditional mass marketing toward highly targeted marketing programs that provide measurable returns on marketing investments. We operate in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit.

LoyaltyOne. The LoyaltyOne segment generates revenue primarily from our coalition loyalty program, the AIR MILES Reward Program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.

In our AIR MILES Reward Program, we primarily collect fees from our sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. All of the fees collected for AIR MILES reward miles issued are deferred and recognized over time.

AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of LoyaltyOne’s revenue and indicators of the success of the program. These two drivers are also important in the revenue recognition process.

•
AIR MILES reward miles issued: The number of AIR MILES reward miles issued reflects the buying activity of the collectors at our participating sponsors, who pay us a fee per AIR MILES reward mile issued. The fees collected from sponsors for the issuance of AIR MILES reward miles represent future revenue and earnings for us. The service element consists of marketing and administrative services. Revenue related to the service element is determined in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile, or a period of 42 months, beginning with the issuance of the AIR MILES reward mile and ending upon its expected redemption. There have been no changes to management’s estimate of the life of an AIR MILES reward mile in the period presented. With the adoption of ASU 2009-13, the residual method is no longer utilized for new sponsor agreements entered into or existing sponsor agreements that are materially modified; for these agreements, we measure the service element at its estimated selling price.

•
AIR MILES reward miles redeemed: Redemptions show that collectors are redeeming AIR MILES reward miles to collect the rewards that are offered through our programs, which is an indicator of the success of the program. We recognize revenue from the redemptions of AIR MILES reward miles by collectors. The revenue related to the redemption element is based on the estimated fair value and is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile in the case of AIR MILES reward miles that we estimate will go unused by the collector base or “breakage.” The estimate of breakage changed from 28% to 27% as of December 31, 2012. See "Discussion of Critical Accounting Policies and Estimates" and Note 11, “Deferred Revenue,” of the Notes to Consolidated Financial Statements for additional information.

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

In December 2011, we introduced a new program option called AIR MILES Cash to which collectors can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, collectors were able to instantly redeem their AIR MILES reward miles collected in AIR MILES Cash towards in-store purchases at participating sponsors.

Index

As of December 31, 2012, approximately one million collectors have enrolled in the program, which permits instant redemptions at seven sponsors. We expect to expand the number of sponsors with instant redemption capability in 2013, with a focus on high-frequency retail sponsors; however, the timing is dependent by required point of sale programming changes on the part of the sponsors. As the AIR MILES reward miles are issued and redeemed in a separate pool, the estimated life of an AIR MILES reward mile in AIR MILES Cash and related breakage are determined separately from our historical pool of AIR MILES reward miles. Our current expectation is that the estimated life of an AIR MILES Cash reward mile is relatively short. We did not recognize any breakage associated with AIR MILES Cash in 2012, and do not expect to recognize any breakage associated with AIR MILES Cash until we have sufficient evidence to make the assessment. AIR MILES Cash did not have a material impact to AIR MILES reward miles redeemed or issued in 2012 or to our 2012 results of operations.

In the fourth quarter of 2011, the AIR MILES Reward Program also implemented an expiry policy, such that all existing and future AIR MILES reward miles will have an expiry of five years, effective from December 31, 2011.

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

•
Private Label Credit Sales: This represents the dollar value of private label credit card sales that occur at our clients’ point of sale terminals or through catalogs or web sites. Generally, we are paid a percentage of these sales, referred to as merchant discount, from the retailers that utilize our program. Increases in private label credit sales typically lead to higher portfolio balances as cardholders finance their purchases through our bank subsidiaries.

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

Corporate/Other. This includes corporate overhead, which is not allocated to our segments, as well as all other immaterial businesses.

Year in Review Highlights

LoyaltyOne

Revenue increased 8.8% to $919.0 million and adjusted EBITDA increased 8.8% to $236.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. A weaker Canadian dollar negatively impacted the year ended December 31, 2012 as the average foreign currency exchange rate for the year ended December 31, 2012 was $1.00 as compared to $1.01 in the same prior year period, which lowered revenue and adjusted EBITDA by $10.9 million and $3.1 million, respectively.

Index

AIR MILES reward miles redeemed during the year ended December 31, 2012 increased 11.2% as compared to the prior year due to higher collector redemptions. The introduction of a five-year expiry policy for the AIR MILES Reward Program in December 2011 stimulated redemption activity during the first half of 2012, which moderated throughout the latter half of 2012.

AIR MILES reward miles issued during the year ended December 31, 2012 increased 5.7% compared to the prior year due to positive growth in consumer credit card spending and increased promotional activity in the gas and grocer sectors.

During the year ended December 31, 2012, we signed new agreements with General Motors of Canada Limited, Michaels of Canada and Toys “R” Us, Canada to participate as sponsors in the AIR MILES Reward Program.

As of December 31, 2012, we changed our estimate of breakage from 28% to 27%. The change in estimate will have no impact on the total redemption liability, but it will reduce the amount of deferred breakage by approximately $59.0 million that is expected to be recognized over the remaining life of the AIR MILES reward mile. This change in estimate is expected to reduce earnings before taxes by approximately $28.4 million in 2013, $19.2 million in 2014, $9.9 million in 2015 and $1.5 million in 2016. We expect to offset this loss with expense reductions and higher product margins.

With respect to other international initiatives, in 2012, dotz, in which we have a 37% ownership, continued to roll-out its coalition loyalty program into additional regions. We announced the rollout of dotz into the Sao Paulo State interior in April 2012, into Fortaleza in July 2012 and into Recife in November 2012. With these expansions, the dotz program now operates in five markets in Brazil with more than 6 million consumers enrolled in the program. We expect to enter into five additional markets in Brazil during 2013. In June 2012, we acquired an additional 8% ownership interest in Direxions Global Solutions Private Ltd., a loyalty, CRM solutions and data analytics provider in India, bringing our total ownership interest to 34%. We do not expect any significant impact to our results of operations from these international initiatives in 2013.

Epsilon

Revenue increased 17.6% to $996.2 million and adjusted EBITDA increased 13.7% to $222.3 million for the year ended December 31, 2012. These increases were driven primarily by the acquisition of Aspen Marketing Holdings, Inc., or Aspen, in May 2011 and the acquisition of HMI in November 2012.

During the year ended December 31, 2012, Epsilon announced new agreements with Regis Corporation, a global leader in the hair care industry, to provide a robust email marketing platform; with Walgreens, the nation’s largest drugstore chain, in support of its Balance Rewards program; with Guideposts, a leading publisher of inspirational magazines and digital content, to provide comprehensive database marketing services; and with Northwestern Mutual Life Insurance Company to manage and deploy their permission-based email newsletters and email marketing initiatives. Additionally, Epsilon expanded its relationship with Jaguar Land Rover to provide global customer relationship management and marketing services. Epsilon also signed a new multi-year agreement with Canadian Tire Corporation, one of Canada’s largest general and sporting goods retailers, to host the electronic platform for Canadian Tire Corporation’s customer rewards program, and also announced that The Container Store, a leading retailer of storage and organization products, has enlisted Epsilon for comprehensive data and database marketing services.

In addition, Epsilon renewed its long-standing partnership with KeyCorp, one of the nation’s largest bank-based financial services businesses, to continue to provide direct marketing strategy, direct mail production, email strategy and analytics; with Brookstone, a nationwide specialty retailer of consumer products, to continue to host and manage Brookstone’s customer database and continue to provide list processing and list rental fulfillment; and with Patagonia, a leading designer of sport-related apparel and accessories, where Epsilon will continue to provide comprehensive database marketing services.

On November 30, 2012, we acquired HMI, a marketing services agency. HMI offers ROI-based targeted marketing services through digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and analytical services that include brand planning and consumer insights. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a talented team of marketing professionals.

Index

Private Label Services and Credit

Revenue increased 16.3% to $1.7 billion and adjusted EBITDA increased 21.4% to $823.2 million for the year ended December 31, 2012 as compared to the prior year.

For the year ended December 31, 2012, average credit card receivables increased 19.4% as compared to the same period in the prior year as a result of increased credit sales, stabilized payment rates, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 30.0% for the year ended December 31, 2012 due to strong credit cardholder spending, recent new client signings and recent credit card portfolio acquisitions.

Delinquency rates improved to 4.0% of principal receivables at December 31, 2012, down from 4.4% at December 31, 2011. The principal net charge-off rate was 4.8% for the year ended December 31, 2012 as compared to 6.9% in the prior year period.

In 2012, we purchased the existing credit card portfolios of Pier 1 Imports, Premier Designs, Inc., The Bon-Ton Stores, Inc. and The Talbots, Inc. for a total purchase price of approximately $780.0 million.

During the year ended December 31, 2012, we announced the signing of multi-year renewal agreements to continue providing private label credit card services to Samuels Jewelers, Inc., a leading retailer of diamonds and fine jewelry; Stage Stores, Inc., a leading retailer of brand name apparel; Gordmans Stores, Inc., a national department store retailer; and Crate and Barrel, a leading home furnishing retailer. We also signed long-term extension agreements with Reed Jewelers, a leading multichannel jewelry retailer; The Buckle, Inc., a leading multichannel retailer of private label and brand name apparel, accessories and footwear; Gardner-White Furniture, a Michigan-based multichannel retailer of home furnishings and electronics; and Little Switzerland, Inc., a leading multi-channel retailer of duty-free merchandise, providing for the continuation of credit, loyalty and multi-channel marketing services.

Additionally, we signed new multi-year agreements to provide private label credit card services for dots, a national women’s apparel and accessories retailer; RainSoft, an international company focused on water and air purification products; Westgate Resorts, a premier operator of time share and destination accommodations; True Value, a leading cooperative of retail locations offering home improvement, hardware products and garden supplies; Ideal Image, a leader among laser hair removal centers; and Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry.

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

We record the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. In estimating the allowance for uncollectable unpaid interest and fees, we utilize historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net.

Index

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. If management used different assumptions in estimating incurred net losses, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in management’s estimate of incurred net loan losses could have resulted in a change of approximately $73.3 million in the allowance for loan loss at December 31, 2012, with a corresponding change in the provision for loan loss.

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

•
Service element. For this component, which consists of marketing and administrative services, revenue is determined in accordance with ASU 2009-13. It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method is no longer utilized for new sponsor agreements entered into or existing sponsor agreements that are materially modified after January 1, 2011; for these agreements, we measure the service element at its estimated selling price. Should one of the AIR MILES Reward Program's top five sponsors materially modify or renew its agreement, it could shift the allocation of deferred revenue between the service element and redemption element.

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

The amount of revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile. Based on our historical analysis, we make a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile is 42 months. As of December 31, 2012, the estimate of breakage was changed from 28% to 27%.

Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure.

Based on the analysis of historical redemption trends and additional statistical analysis performed, including the impact of changes in the program structure, we determined that our estimate of breakage as of December 31, 2012 has changed from 28% to 27%. The change in estimate will have no impact on the total redemption liability, but it will reduce the amount of deferred breakage by approximately $59.0 million that is expected to be recognized over the remaining life of the AIR MILES reward mile. This change in estimate is expected to reduce earnings before taxes by approximately $28.4 million in 2013, $19.2 million in 2014, $9.9 million in 2015 and $1.5 million in 2016.

As of December 31, 2012, we had $1.2 billion in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 11, “Deferred Revenue,” of the Notes to Consolidated Financial Statements.

Stock-based compensation. We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period. All share-based payment awards are amortized on a straight-line basis over the awards’ requisite service periods, which are generally the vesting periods. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. See Note 13, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for further information regarding the application of ASC 718.

Income Taxes. We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

Index

Recent Accounting Pronouncements

See “Recently Issued Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that we have not yet been required to adopt and may be applicable to our future financial condition, results of operations or cash flow.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus stock compensation expense, provision for income taxes, interest expense, net, loss on the sale of assets, merger and other costs, depreciation and other amortization and amortization of purchased intangibles.

We use adjusted EBITDA as an integral part of our internal reporting to measure the performance of our reportable segments. Adjusted EBITDA is considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of intangible assets, including certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. Therefore, we believe that adjusted EBITDA provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA is not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

The adjusted EBITDA measure presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Income from continuing operations	$422,256	$315,286	$195,638	$176,719	$232,552
Stock compensation expense	50,497	43,486	50,094	53,612	48,734
Provision for income taxes	260,648	198,809	115,252	86,227	147,599
Interest expense, net	291,460	298,585	318,330	144,811	80,440
Loss on the sale of assets	—	—	—	—	1,052
Merger and other costs (1)	—	—	—	3,422	9,056
Depreciation and other amortization	73,802	70,427	67,806	62,196	68,505
Amortization of purchased intangibles	93,074	82,726	75,420	63,090	67,291
Adjusted EBITDA	$1,191,737	$1,009,319	$822,540	$590,077	$655,229

(1)
Represents investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Index

Results of Continuing Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Revenue:
LoyaltyOne	$919,041	$844,774	$74,267	8.8%
Epsilon	996,210	847,136	149,074	17.6
Private Label Services and Credit	1,732,160	1,488,998	243,162	16.3
Corporate/Other	372	1,136	(764)	(67.3)
Eliminations	(6,393)	(8,757)	2,364	nm *
Total	$3,641,390	$3,173,287	$468,103	14.8%
Adjusted EBITDA (1):
LoyaltyOne	$236,094	$217,083	$19,011	8.8%
Epsilon	222,253	195,397	26,856	13.7
Private Label Services and Credit	823,241	678,334	144,907	21.4
Corporate/Other	(89,851)	(76,407)	(13,444)	17.6
Eliminations	—	(5,088)	5,088	nm *
Total	$1,191,737	$1,009,319	$182,418	18.1%
Stock compensation expense:
LoyaltyOne	$9,311	$7,202	$2,109	29.3%
Epsilon	14,414	11,816	2,598	22.0
Private Label Services and Credit	8,930	6,748	2,182	32.3
Corporate/Other	17,842	17,720	122	0.7
Total	$50,497	$43,486	$7,011	16.1%
Depreciation and amortization:
LoyaltyOne	$19,614	$20,253	$(639)	(3.2)%
Epsilon	101,684	90,111	11,573	12.8
Private Label Services and Credit	42,464	35,480	6,984	19.7
Corporate/Other	3,114	7,309	(4,195)	(57.4)
Total	$166,876	$153,153	$13,723	9.0%
Operating income from continuing operations:
LoyaltyOne	$207,169	$189,628	$17,541	9.3%
Epsilon	106,155	93,470	12,685	13.6
Private Label Services and Credit	771,847	636,106	135,741	21.3
Corporate/Other	(110,807)	(101,436)	(9,371)	9.2
Eliminations	—	(5,088)	5,088	nm *
Total	$974,364	$812,680	$161,684	19.9%
Adjusted EBITDA margin (2):
LoyaltyOne	25.7%	25.7%	—%
Epsilon	22.3	23.1	(0.8)
Private Label Services and Credit	47.5	45.6	1.9
Total	32.7%	31.8%	0.9%
Segment operating data:
Private label statements generated	166,091	142,064	24,027	16.9%
Credit sales	$12,523,632	$9,636,053	$2,887,579	30.0%
Average credit card receivables	$5,927,562	$4,962,503	$965,059	19.4%
AIR MILES reward miles issued	5,222,887	4,940,364	282,523	5.7%
AIR MILES reward miles redeemed	4,040,876	3,633,921	406,955	11.2%

(1)
Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles. For a reconciliation of adjusted EBITDA to income from continuing operations, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

(2)
Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Management uses adjusted EBITDA margin to analyze the operating performance of the segments and the impact revenue growth has on operating expenses.

*	not meaningful.

Index

Consolidated Operating Results:

Revenue. Total revenue increased $468.1 million, or 14.8%, to $3.6 billion for the year ended December 31, 2012 from $3.2 billion for the year ended December 31, 2011. The net increase was due to the following:

•
Transaction. Revenue increased $10.2 million, or 3.5%, to $300.8 million for the year ended December 31, 2012 due to an increase of $13.5 million in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, as a result of increases in the number of AIR MILES reward miles issued over the previous several quarters. Other servicing fees charged to our credit cardholders also increased transaction revenue by $20.5 million. These increases were offset by a decrease of $20.8 million in lower merchant fees, which are transaction fees charged to the retailer, primarily due to increased profit sharing and royalty payments associated with the signing of new clients.

•
Redemption. Revenue increased $63.0 million, or 11.0%, to $635.5 million for the year ended December 31, 2012 due to an 11.2% increase in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy to the AIR MILES Reward Program in December 2011 stimulated redemption activity through the first half of 2012.

•
Finance charges, net. Revenue increased $241.4 million, or 17.2%, to $1.6 billion for the year ended December 31, 2012. This increase was driven by a 19.4% increase in average credit card receivables due to strong credit cardholder spending, the stabilization of customer payment rates, as well as recent client signings and credit card portfolio acquisitions, offset in part by a 50 basis point decline in gross yield related to the recent credit card portfolio acquisitions.

•
Database marketing fees and direct marketing. Revenue increased $125.1 million, or 15.5%, to $931.5 million for the year ended December 31, 2012. The increase in revenue was driven primarily by our acquisitions of HMI and Aspen, which added $30.8 million and $92.9 million, respectively.

•
Other revenue. Revenue increased $28.4 million, or 27.9%, to $130.1 million for the year ended December 31, 2012 due to increased revenue associated with strategic consulting initiatives. The Aspen acquisition contributed $19.0 million of this increase.

Cost of operations. Cost of operations increased $294.7 million, or 16.3%, to $2.1 billion for the year ended December 31, 2012 as compared to $1.8 billion for the year ended December 31, 2011. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations increased $57.4 million due to a $19.8 million increase in the cost of fulfillment for the AIR MILES Reward Program as a result of an 11.2% increase in the number of AIR MILES reward miles redeemed. In addition, marketing expenses increased $12.1 million due to costs associated with the launch and promotion of AIR MILES Cash, and payroll and benefit costs increased $16.2 million to support new growth initiatives, including international expansion activities.

•
Within the Epsilon segment, cost of operations increased $124.8 million due to the acquisitions of HMI and Aspen, which added $26.7 million and $96.9 million, respectively. Cost of operations also increased as a result of enhancements to infrastructure and security as well as a relocation of a data center to support future growth, which were mitigated by cost-saving initiatives and operational efficiencies implemented in 2012.

•
Within the Private Label Services and Credit segment, cost of operations increased $115.3 million due to growth in the segment. Payroll and benefits increased $39.6 million due to an increase in the number of associates and marketing expenses increased $21.2 million due to growth in credit sales. Credit card and other expenses increased $28.4 million due to higher volumes and growth, and legal and consulting expenses also increased $8.1 million due to new initiatives.

Provision for loan loss. Provision for loan loss decreased $14.8 million, or 4.9%, to $285.5 million for the year ended December 31, 2012 as compared to $300.3 million for the year ended December 31, 2011. The decrease in the provision was a result of improved credit quality, offset in part by the growth in credit card receivables. The net charge-off rate improved 210 basis points to 4.8% for the year ended December 31, 2012 as compared to 6.9% for the year ended December 31, 2011. Delinquency rates improved to 4.0% of principal credit card receivables at December 31, 2012 from 4.4% at December 31, 2011.

General and administrative. General and administrative expenses increased $12.8 million, or 13.4%, to $108.1 million for the year ended December 31, 2012 as compared to $95.3 million for the year ended December 31, 2011. The increase was driven by payroll and benefit costs as a result of higher medical costs and an increase in expenses for our retirement savings plans, as well as the impact of the amortization of deferred gains in 2011 associated with sale-leaseback transactions that were fully amortized in April 2011.

Index

Depreciation and other amortization. Depreciation and other amortization increased $3.4 million, or 4.8%, to $73.8 million for the year ended December 31, 2012, as compared to $70.4 million for the year ended December 31, 2011, due to additional assets placed in service resulting from capital expenditures as well as fixed assets acquired in the Aspen and HMI acquisitions.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $10.3 million, or 12.5%, to $93.1 million for the year ended December 31, 2012 as compared to $82.7 million for the year ended December 31, 2011. The increase relates to $9.6 million and $2.6 million of additional amortization associated with the intangible assets acquired in the Aspen and HMI acquisitions, respectively, and additional amortization associated with the intangible assets from recent credit card portfolio acquisitions, offset in part by certain fully amortized intangible assets.

Interest expense, net. Total interest expense, net decreased $7.1 million, or 2.4%, to $291.5 million for the year ended December 31, 2012 as compared to $298.6 million for the year ended December 31, 2011. The decrease was due to the following:

•	Securitization funding costs. Securitization funding costs decreased $33.9 million due to lower interest rates for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

•	Interest expense on deposits. Interest on deposits increased $2.1 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $24.7 million due in part to an increase in borrowings resulting from the issuance of senior notes in 2012 which added $26.5 million in interest expense. In addition, the amortization of imputed interest associated with the convertible senior notes increased $8.6 million as compared to the prior year. These increases were offset by a decline in interest expense associated with our credit facility and a decline in the amortization of debt issuance costs resulting from a $2.6 million write-off in unamortized debt costs associated with the early extinguishment of certain previous term loans in the second quarter of 2011.

Taxes. Income tax expense increased $61.8 million to $260.6 million for the year ended December 31, 2012 from $198.8 million for the year ended December 31, 2011 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the year ended December 31, 2012 declined to 38.2% as compared to 38.7% for the year ended December 31, 2011 due primarily to the result of settlements of certain state audits and statutory tax rate adjustments in Canada.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $468.1 million, or 14.8%, to $3.6 billion for the year ended December 31, 2012 from $3.2 billion for the year ended December 31, 2011. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $74.3 million, or 8.8%, to $919.0 million for the year ended December 31, 2012. Redemption revenue increased $63.0 million, or 11.0%, due to higher collector redemptions compared to the year ended December 31, 2011. The introduction of a five-year expiry policy to the AIR MILES Reward Program on December 31, 2011 stimulated redemption activity in the first half of 2012. Revenue from issuance fees, for which we provide marketing and administrative services, increased $13.5 million due to increases in the total number of AIR MILES reward miles issued over the previous several quarters. An unfavorable Canadian foreign currency exchange rate impacted revenue by $10.9 million.

•
Epsilon. Revenue increased $149.1 million, or 17.6%, to $996.2 million for the year ended December 31, 2012. The acquisition of HMI contributed $31.0 million to revenue, while the acquisition of Aspen contributed $111.9 million to revenue. In addition, marketing technology revenue increased $8.4 million, or 2.0%, due to the expansion of services to its clients while data revenue decreased $2.7 million, or 1.4%, due to softness in consumer demographic data offerings.

•
Private Label Services and Credit. Revenue increased $243.2 million, or 16.3%, to $1.7 billion for the year ended December 31, 2012. Finance charges and late fees increased by $241.4 million, driven by a 19.4% increase in average credit card receivables due to strong credit cardholder spending, the stabilization of customer payment rates, recent new client signings and recent credit card portfolio acquisitions. Other servicing fees charged to our credit cardholders increased by $20.5 million. These increases were offset by a decrease of $20.8 million in lower merchant fees, which are transaction fees charged to the retailer, primarily due to increased profit sharing and royalty payments associated with the signing of new clients.

Index

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Adjusted EBITDA increased $182.4 million, or 18.1%, to $1.2 billion for the year ended December 31, 2012 from $1.0 billion for the year ended December 31, 2011. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $19.0 million, or 8.8%, to $236.1 million for the year ended December 31, 2012. Adjusted EBITDA was positively impacted by the increase in AIR MILES reward miles redeemed, partially offset by marketing expenses associated with the launch and promotion of AIR MILES Cash and increases in costs associated with our international initiatives.

•
Epsilon. Adjusted EBITDA increased $26.9 million, or 13.7%, to $222.3 million for the year ended December 31, 2012. Adjusted EDITDA was positively impacted by the HMI acquisition, Aspen’s marketing services product lines and growth in marketing technology. The positive impacts to adjusted EBITDA were somewhat offset by higher payroll and benefit costs, costs associated with a data center relocation and incremental spending on infrastructure and security to support future growth. Adjusted EBITDA margin decreased to 22.3% for the year ended December 31, 2012 from 23.1% for the prior year. The negative impact to adjusted EBITDA margin was due to a shift in revenue mix, as agency products typically carry lower adjusted EBITDA margins, and additional costs to support future growth, as discussed above.

•
Private Label Services and Credit. Adjusted EBITDA increased $144.9 million, or 21.4%, to $823.2 million for the year ended December 31, 2012. Adjusted EBITDA was positively impacted by the increase in finance charges, net and a decline in the provision for loan loss, each as described above, offset by higher operating costs such as payroll and benefits, marketing expenses and credit card and other expenses attributable to growth in the segment.

•
Corporate/Other. Adjusted EBITDA decreased $13.4 million to a loss of $89.9 million for the year ended December 31, 2012. Payroll and benefit costs increased $10.5 million as a result of higher medical costs and an increase in expenses for our retirement savings plans. In addition, in 2011, we recognized $1.2 million in the amortization of deferred gains in 2011 associated with sale-leaseback transactions that were fully amortized in April 2011.

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

(1)
Adjusted EBITDA is equal to income from continuing operations, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles. For a reconciliation of adjusted EBITDA to income from continuing operations, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

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

•
AIR MILES reward mile issuance fees, for which we provide marketing and administrative services, increased $20.6 million. Of this increase, $7.3 million was attributable to an increase in the Canadian foreign currency exchange rate, and $13.3 million was attributable to increases in AIR MILES reward miles issued over the past several quarters.

•
Servicing fees decreased $15.7 million primarily due to a decline in merchant fees of $20.3 million due to increased profit sharing and royalty payments to certain private label services and credit clients.

•
Redemption. Revenue increased $28.9 million, or 5.3%, to $572.5 million for the year ended December 31, 2011. A favorable foreign currency exchange rate contributed $23.8 million, supplemented by higher breakage revenue attributable to an increase in AIR MILES reward miles issued.

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

Interest expense, net. Total interest expense, net decreased $19.7 million, or 6.2%, to $298.6 million for the year ended December 31, 2011 from $318.3 million for the year ended December 31, 2010. The decrease was due to the following:

•
Securitization funding costs. Securitization funding costs decreased $28.4 million to $126.7 million primarily as a result of changes in the valuation in our interest rate swaps. In the year ended December 31, 2011, we incurred a gain of $31.7 million in the valuation of our interest rate swaps as compared to a gain of $8.7 million in the prior year, which resulted in a net benefit of $23.0 million from the valuation of our interest rate swaps. Interest on asset-backed securities debt decreased $9.8 million due to lower average borrowings for 2011 versus 2010.

•
Interest expense on deposits. Interest on deposits decreased $6.4 million to $23.1 million due to lower average rates and lower average borrowings for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $15.0 million to $148.8 million due to a $7.7 million increase in the amortization of imputed interest associated with the convertible senior notes as compared to 2010, an increase in amortization of debt issuance costs of $4.0 million, in part due to a $2.6 million write-off of unamortized debt costs associated with the early extinguishment of term loans, and increased borrowings associated in part with the Aspen acquisition.

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

Index

•
Private Label Services and Credit. Revenue increased $102.7 million, or 7.4%, to $1.5 billion for the year ended December 31, 2011. Finance charges and late fees increased by $117.6 million driven by an increase in our gross yield of 270 basis points, offset in part by a 1.3% decline in average credit card receivables. The expansion in our gross yield was in part due to changes in cardholder terms made throughout 2010, which positively impacted our gross yield for the year ended December 31, 2011. This increase was partially offset by a $15.0 million reduction in transaction revenue as a result of lower merchant fees.

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

•
Epsilon. Adjusted EBITDA increased $43.1 million, or 28.3%, to $195.4 million for the year ended December 31, 2011. Adjusted EDITDA was positively impacted by double digit growth in our strategic database business and the Aspen acquisition, which added $23.2 million to adjusted EBITDA. Adjusted EBITDA margin decreased to 23.1% for the year ended December 31, 2011 from 24.8% for the year ended December 31, 2010 due to a shift in revenue mix attributable to the Aspen acquisition.

•
Private Label Services and Credit. Adjusted EBITDA increased $148.3 million, or 28.0%, to $678.3 million for the year ended December 31, 2011 and adjusted EBITDA margin increased to 45.6% for the year ended December 31, 2011 compared to 38.2% for the year ended December 31, 2010. Adjusted EBITDA was positively impacted by the increase in our gross yield as described above and a decline in the provision for loan loss. The net charge-off rate for the year ended December 31, 2011 was 6.9% as compared to 8.9% in 2010. The decline in the net charge-off rate reflected the continued improvement in credit quality of the credit card receivables. Net charge-off rates continue to trend lower and delinquency rates, historically a good predictor of future losses, improved to 4.4% of principal credit card receivables at December 31, 2011 from 5.4% at December 31, 2010.

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

Index

The following table presents the delinquency trends of our credit card portfolio:

	December 31, 2012	% of Total	December 31, 2011	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$7,097,951	100%	$5,408,862	100%
Principal receivables balances contractually delinquent:
31 to 60 days	100,479	1.4%	78,272	1.4%
61 to 90 days	62,546	0.9	51,709	1.0
91 or more days	120,163	1.7	105,626	2.0
Total	$283,188	4.0%	$235,607	4.4%

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

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Average credit card receivables	$5,927,562	$4,962,503	$5,025,915
Net charge-offs of principal receivables	282,842	340,064	448,587
Net charge-offs as a percentage of average credit card receivables (1)	4.8%	6.9%	8.9%

(1)
We acquired the credit card receivables of The Bon-Ton Stores, Inc. and The Talbots, Inc. in July 2012 and August 2012, respectively. Under GAAP, losses associated with purchased credit card receivables are reflected in the fair value of the purchased credit card receivables and not reported as net charge-offs. The net charge-off rate would have been 5.0% for the year ended December 31, 2012 if losses associated with the acquired credit card receivables had been reported as net charge-offs.

Liquidity and Capital Resources

Operating Activities. We generated cash flow from operating activities of $1.1 billion and $1.0 billion for the years ended December 31, 2012 and 2011, respectively. The increase in operating cash flows in 2012 was primarily due to increased profitability for the year ended December 31, 2012 as compared to 2011.

We utilize our cash flow from operations for ongoing business operations, repayments of revolving or other debt, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $2.7 billion and $1.0 billion for the years ended December 31, 2012 and 2011, respectively. Significant components of investing activities are as follows:

•	Credit Card Receivables Funding. Cash decreased $1.4 billion for the year ended December 31, 2012 due to growth in our credit card receivables as compared to $578.1 million in the prior year.

•
Purchase of Credit Card Portfolios. Cash decreased $780.0 million for the year ended December 31, 2012 due to the acquisition of existing private label credit card portfolios from Pier 1 Imports, Premier Designs, The Bon-Ton Stores, Inc. and The Talbots, Inc. During the year ended December 31, 2011, cash decreased $68.6 million due to the acquisition of existing private label credit card portfolios from J.Jill and Marathon.

•
Cash Collateral, Restricted. Cash increased $99.0 million for the year ended December 31, 2012 as compared to $22.0 million for the year ended December 31, 2011 due to the maturing of asset-backed securities debt, as the restricted cash is released upon repayment and a decrease in excess funding deposits in 2012.

•
Payments for Acquired Businesses, Net of Cash. For the year ended December 31, 2012, we utilized cash of $451.8 million for the HMI acquisition, which was completed on November 30, 2012, and $12.2 million for the Advecor acquisition, which was completed on December 31, 2012.  For the year ended December 31, 2011, we utilized $359.1 million for the Aspen acquisition, which was completed on May 31, 2011.

Index

•
Capital Expenditures. Our capital expenditures increased for the year ended December 31, 2012 to $116.5 million as compared to $73.5 million for 2011 due to investments in technology, including enhancements to support future growth. We anticipate capital expenditures not to exceed approximately 3.0% of annual revenue for the foreseeable future.

Financing Activities. Cash provided by financing activities was $2.2 billion for the year ended December 31, 2012 as compared to cash provided by financing activities of $109.3 million for the year ended December 31, 2011. Our financing activities during the year ended December 31, 2012 relate primarily to borrowings in the form of the additional term loans under the 2011 Credit Facility and the issuance of senior notes and asset-backed securities in 2012, that were offset by scheduled repayments on the 2011 Credit Facility and asset-backed securities that matured in 2012. Financing activities also included borrowings and repayments of deposits and repurchases of our common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreement and issuances of equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We have also expanded our brokered certificates of deposits and our money market deposits to supplement liquidity for our credit card receivables.

As of December 31, 2012, we had no borrowings under our credit facility, with total availability at $915.7 million. Our total leverage ratio, as defined in our credit agreement, was 2.3 to 1 at December 31, 2012, as compared to the maximum covenant ratio of 3.5 to 1.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the repayment of the $805.0 million Convertible Senior Notes due 2013.

Debt

Credit Agreement. We entered into a credit agreement, dated May 24, 2011, or the Credit Agreement, among us as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, with various agents and banks. The Credit Agreement provided for a $792.5 million term loan, or the 2011 Term Loan, and a $792.5 million revolving line of credit, or the 2011 Credit Facility, with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans.

On March 30, 2012, we entered into a second amendment to the Credit Agreement, through which we increased our 2011 Credit Facility by $125.0 million to $917.5 million and borrowed additional term loans in the aggregate principal amount of $125.5 million.

The Credit Agreement also includes an uncommitted accordion feature to up to $915.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, for a maximum total facility size of $2.5 billion.

Convertible Senior Notes due 2013. In the third quarter of 2008, we issued $805.0 million aggregate principal amount of convertible senior notes maturing in August 2013, or the Convertible Senior Notes due 2013, which included an over-allotment of $105.0 million. Holders of the Convertible Senior Notes due 2013 have the right to require us to repurchase for cash all or some of their Convertible Senior Notes due 2013 upon the occurrence of certain fundamental changes.

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

Both the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014 are convertible at the option of the holder based on the condition that the common stock trading price exceeded 130% of the applicable conversion price. In the third and fourth quarters of 2012, a de minimis amount of convertible senior notes were surrendered for conversion and, in each case, either have been or will be settled in cash following the completion of the applicable cash settlement averaging period.

Senior Notes Due 2017. In November 2012, we issued and sold $400 million aggregate principal amount of 5.250% senior notes due December 1, 2017, or the Senior Notes due 2017, at an issue price of 98.912% of the aggregate principal amount. The Senior Notes due 2017 accrue interest on the principal amount at the rate of 5.250% per annum from November 20, 2012, payable semiannually in arrears, on June 1 and December 1 of each year, beginning on June 1, 2013. The payment obligations under the Senior Notes due 2017 are governed by an indenture dated November 20, 2012. The Senior Notes due 2017 are unsecured and are guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries that guarantee our Credit Agreement.

Index

Senior Notes Due 2020. In March 2012, we issued and sold $500 million aggregate principal amount of 6.375% senior notes due April 1, 2020, or the Senior Notes due 2020. The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012. The payment obligations under the Senior Notes due 2020 are governed by an indenture dated March 29, 2012. The Senior Notes due 2020 are unsecured and are guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries that guarantee our Credit Agreement.

As of December 31, 2012, we were in compliance with our debt covenants.

See Note 10, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Deposits. We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

Beginning January 1, 2012, Comenity Bank and Comenity Capital Bank offered a demand deposit program through contractual arrangements with securities brokerage firms. As of December 31, 2012, Comenity Bank and Comenity Capital Bank had issued $254.3 million in money market deposits with interest rates that range from 0.01% to 0.26%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of $100,000 and $1,000, respectively, in various maturities ranging between two months and seven years and with effective annual interest rates ranging from 0.20% to 5.25%. As of December 31, 2012, we had $2.0 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Securitization Program. We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Note Trust II and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Master Note Trust, or the WFC Trust. These securitization programs are the primary vehicle through which we finance Comenity Bank’s and Comenity Capital Bank’s credit card receivables.

As of December 31, 2012, the WFN Trusts and the WFC Trust had approximately $6.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these credit card securitization trusts.

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

At December 31, 2012, we had $4.1 billion of asset-backed securities debt – owed to securitization investors, of which $1.5 billion is due within the next 12 months.

Index

The following table shows the maturities of borrowing commitments as of December 31, 2012 for the WFN Trusts and the WFC Trust by year:

	2013	2014	2015	2016	2017 and Thereafter	Total
	(In thousands)
Term notes	$822,339	$250,000	$393,750	$100,000	$1,383,166	$2,949,255
Conduit facilities (1)	705,000	1,200,000	—	—	—	1,905,000
Total (2)	$1,527,339	$1,450,000	$393,750	$100,000	$1,383,166	$4,854,255

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)	Total amounts do not include $1.0 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the consolidated financial statements.

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

See Note 10, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our asset-backed securities debt.

In February 2013, World Financial Network Credit Card Master Note Trust issued $500.0 million of term asset-backed securities to investors. The offering consisted of $375.0 million of Class A Series 2013-A asset-backed term notes that have a fixed interest rate of 1.61% per year and mature in February 2018. In addition, we retained an aggregate of $125.0 million of subordinated classes of the term asset-backed notes that will be eliminated from our consolidated financial statements.

Repurchase of Equity Securities. During 2012, 2011, and 2010, we repurchased approximately 1.0 million, 2.9 million, and 2.5 million shares of our common stock for an aggregate amount of $137.4 million, $240.9 million, and $148.7 million, respectively. We have Board authorization to acquire $400.0 million of our common stock through December 31, 2013.

Contractual Obligations. The following table highlights, as of December 31, 2012, our contractual obligations and commitments to make future payments by type and period:

	2013	2014 & 2015	2016 & 2017	2018 & Thereafter	Total
	(In thousands)
Deposits (1)	$1,113,143	$753,248	$343,666	$72,152	$2,282,209
Asset-backed securities debt (1)	1,557,109	1,275,208	488,157	1,085,211	4,405,685
2011 Credit Facility (1)	—	—	—	—	—
2011 Term Loan (1)	53,868	127,819	781,615	—	963,302
Senior notes (1)	52,875	105,750	505,750	571,697	1,236,072
Convertible senior notes (1)	829,100	351,053	—	—	1,180,153
Operating leases	63,532	100,397	73,798	56,737	294,464
Capital leases	14	—	—	—	14
Software licenses	2,281	—	—	—	2,281
ASC 740 obligations (2)	—	—	—	—	—
Purchase obligations (3)	109,184	77,900	73,694	49,187	309,965
	$3,781,106	$2,791,375	$2,266,680	$1,834,984	$10,674,145

(1)
The deposits, asset-backed securities debt, 2011 Credit Facility, 2011 Term Loan, senior notes and convertible senior notes represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2012, applied to the contractual repayment period.

(2)	Does not reflect unrecognized tax benefits of $89.0 million, of which the timing remains uncertain.

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

Legislative and Regulatory Matters

In October 2012, our bank subsidiaries, World Financial Network Bank and World Financial Capital Bank, changed their names to Comenity Bank and Comenity Capital Bank, respectively.

During the third quarter of 2010, Comenity Bank changed its location to Wilmington, Delaware through the merger of the bank with an interim banking association organized under the laws of the United States and located in Wilmington, Delaware. None of the bank’s assets, liabilities or contemplated business purposes changed as a result of the merger. Effective August 1, 2011, Comenity Bank converted from a national banking association and limited purpose credit card bank to a Delaware State FDIC-insured bank and limited purpose credit card bank. Comenity Bank is regulated, supervised and examined by the State of Delaware and the FDIC.

Comenity Bank is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. Comenity Capital Bank is subject to regulatory capital requirements administered by both the FDIC and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Comenity Bank and Comenity Capital Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Both Comenity Bank and Comenity Capital Bank are limited in the amounts that they can pay as dividends to us.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized. As of December 31, 2012, Comenity Capital Bank’s Tier 1 capital ratio was 16.4%, total capital ratio was 17.7% and leverage ratio was 16.5%, and Comenity Capital Bank was not subject to a capital directive order. As of December 31, 2012, Comenity Bank’s Tier 1 capital ratio was 14.3%, total capital ratio was 15.6% and leverage ratio was 14.7%, and Comenity Bank was not subject to a capital directive order.

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

On March 30, 2011, the SEC, the FDIC, the Board of Governors of the Federal Reserve System and certain other banking regulators proposed regulations that would mandate a five percent risk retention requirement for securitizations. We cannot predict at this time whether our existing credit card securitization programs will satisfy the new regulatory requirements or whether structural changes to those programs will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

Interest Rate Risk. Interest rate risk affects us directly in our lending and borrowing activities. Our total borrowing costs were approximately $291.5 million for 2012. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates by matching asset and liability repricings and through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, through the WFN Trusts and the WFC Trust, we enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2012, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $12.3 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. We generally do not hedge any of our net investment exposure in our Canadian operations. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of $22.3 million as of December 31, 2012. Conversely, a corresponding decrease in the strength of the Canadian dollar versus the U.S. dollar would result in a comparable decrease to pre-tax income.

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

A 10% increase in the cost of rewards to satisfy redemptions would have resulted in a decrease in pre-tax income of $43.9 million, as of December 31, 2012. Conversely, a corresponding decrease in the cost of rewards to satisfy redemptions would result in a comparable increase to pre-tax income.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2012 did not include the internal controls for the acquisition of HMI and Advecor, because of the timing of the acquisitions, which were completed on November 30, 2012 and December 31, 2012, respectively. As of December 31, 2012, HMI’s financial statements constitute approximately $562.6 million of total assets, $31.0 million of revenues and $1.5 million of pre-tax income for the year then ended. As of December 31, 2012, Advecor’s financial statements constitute approximately $13.4 million of total assets. In the fourth quarter of 2013, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include HMI and Advecor.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Offer, concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2013 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

Item 11.	Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2013 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2013 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2013 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2013 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

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

10.2
Fourth Amendment to Office Lease between FSP One Legacy Circle LLC (as successor-in-interest to Nodenble Associates, LLC) and ADS Alliance Data Systems, Inc. dated as of June 15, 2011 (incorporated by reference to Exhibit No. 10.2 to our Annual Report on Form 10-K, filed with the SEC on February 27, 2012, File No. 001-15749).

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

10.17
First Amendment to Lease by and between Bekins Properties LLC (as successor in interest to Sterling Properties LLC) and Epsilon Data Management, LLC (as successor in interest to Sterling Direct, Inc.), dated as of September 1, 2011 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K, filed with the SEC on February 27, 2012, File No. 001-15749).

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

10.24
Lease between 2725312 Canada Inc. and Loyalty Management Group Canada Inc. dated as of February 26, 2008, as amended (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K, filed with the SEC on February 27, 2012, File No. 001-15749).

Index

Exhibit No.	Description
10.25
Industrial Building Lease between Aspen Marketing Services, Inc. (as successor-in-interest to Aspen Marketing, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated June 3, 2003, as amended (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K, filed with the SEC on February 27, 2012, File No. 001-15749).

*10.26
Fourth Amendment to Industrial Building Lease between Aspen Marketing Services, LLC (as successor-in-interest to Aspen Marketing Services, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated March 26, 2012.

*10.27	Co-Location Agreement between Epsilon Data Management, LLC and Cyrus Networks, LLC d/b/a CyrusOne dated November 15, 2011.

*10.28	Lease Agreement between NOP Cottonwood 2795, LLC and ADS Alliance Data Systems, Inc. dated as of September 21, 2010, as amended.

+10.29
Alliance Data Systems Corporation Amended and Restated Executive Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009, File No. 001-15749).

+10.30
Amended and Restated Alliance Data Systems Corporation and its Subsidiaries Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2001, File No. 333-94623).

+10.31
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

+10.36	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement, filed with the SEC on April 20, 2010, File No. 001-15749).

+10.37
Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2005, File No. 001-15749).

+10.38
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

+10.40
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

+10.43
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

+10.45
Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2012 grant) (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2012, File No. 001-15749).

+10.46
Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2012 grant) (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on February 23, 2012, File No. 001-15749).

+10.47
Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2013 grant) (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2013, File No. 001-15749).

+10.48
Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2013 grant) (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on February 25, 2013, File No. 001-15749).

+10.49
Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.50	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.51
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

*+10.52	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.

+10.53
Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2006, File No. 001-15749).

+10.54
Form of Alliance Data Systems Associate Confidentiality Agreement (incorporated by reference to Exhibit No. 10.24 to our Annual Report on Form 10-K filed with the SEC on March 12, 2003, File No. 001-15749).

+10.55
Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2005, File No. 001-15749).

*+10.56	Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan, effective January 1, 2013.

Index

Exhibit No.	Description
+10.57	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.58	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.59
LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.60
Form of Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and Edward J. Heffernan (incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form S-3 filed with the SEC on October 15, 2003, File No. 333-109713).

10.61
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

10.62
Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. (incorporated by reference to Exhibit No. 10.44 to our Registration Statement on Form S-1 filed with the SEC on January 13, 2000, File No. 333-94623).

10.63
Amended and Restated Program Participation Agreement, dated as of January 1, 2013, by and between LoyaltyOne, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on January 14, 2013, File No. 001-15749).

10.64
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

10.65
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

10.66
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

10.67
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

10.68
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

Index

Exhibit No.	Description
10.69
Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Nwork National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on October 31, 2007, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.70
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

10.71
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

10.72
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

10.73
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

Index

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

10.81
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

10.82
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

10.83
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

10.84
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-3 of World Financial Network Credit Card Master Trust filed with the SEC on July 5, 2001, File No. 333-60418).

10.85
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on June 30, 2010, File Nos. 333-113669 and 333-60418).

10.86
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

Index

Exhibit No.	Description
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

10.93
Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on February 22, 2013, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.94
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among World Financial Network Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, and World Financial Network Credit Card Master Note Trust on June 26, 2012, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.95
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, and World Financial Network Credit Card Master Note Trust on June 26, 2012, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.96
Series 2009-D Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC with the SEC on August 17, 2009, File Nos. 333-113669 and 333-60418).

10.97
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

10.98
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

10.99
Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.2 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on November 14, 2011, File Nos. 333 -60418, 333-60418-01 and 333-113669).

10.100
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

Index

Exhibit No.	Description
10.101
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

10.102
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

10.103
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

10.104
Series 2013-A Indenture Supplement, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on February 22, 2013, File Nos. 333-60418, 333-60418-01 and 333-113669).

*10.105
Fourth Amended and Restated Service Agreement, dated as of March 1, 2011, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank, as assigned to Comenity Servicing LLC effective January 1, 2013.

10.106
Assignment and Assumption of the Fourth Amended and Restated Service Agreement, dated as of January 1, 2013, ADS Alliance Data Systems, Inc., Comenity Servicing LLC and Comenity Bank, (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on January 4, 2013, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.107
Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.108
First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC. (incorporated by reference to Exhibit 10.94 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2009, File No. 001-15749).

10.109
Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC. (incorporated by reference to Exhibit No. 10.127 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.110
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC. (incorporated by reference to Exhibit No. 10.128 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.111
Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2011, File No. 001-15749).

10.112
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

10.113
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
10.114
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

10.116
Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

10.117
Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2011, File No. 001-15749).

10.118
Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A (incorporated by reference to Exhibit No. 10.134 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.119
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

10.122
Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

10.123
Series 2006-A Indenture Supplement, dated as of April 28, 2006, among World Financial Network Credit Card Master Note Trust, World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 10.122 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

10.124
Amended and Restated Series 2009-VFC1 Supplement, dated as of September 28, 2012, among WFN Credit Company, LLC, World Financial Network Bank and Deutsche Bank Trust Company Americas  (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2012, File No. 001-15749).

10.125
Second Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 1, 2012, between World Financial Capital Master Note Trust and U.S. Bank National Association (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2012, File No. 001-15749).

10.126
Third Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 13, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2012, File No. 001-15749).

Index

Exhibit No.	Description
10.127
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

10.128
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

10.129
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

10.130
Indenture, dated as of July 29, 2008, by and among Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Company’s 1.75% Convertible Senior Note due August 1, 2013)(incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.131
Form of Hedge Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.132
Form of Warrant Confirmation dated July 23, 2008 between Alliance Data Systems Corporation and each of JPMorgan Chase Bank, National Association, London Branch (represented by J.P. Morgan Securities Inc., as its agent) and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 29, 2008, File No. 001-15749).

10.133
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

10.134
Indenture, dated June 2, 2009, between Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Company’s 4.75% Convertible Senior Note due May 15, 2014) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.135
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

10.136
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

10.137
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

10.138
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

Index

Exhibit No.	Description
10.139
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

10.140
Indenture, dated March 29, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company’s 6.375% Senior Note due April 1, 2010) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on April 2, 2012, File No. 001-15749).

10.141
Indenture, dated November 20, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company’s 5.250% Senior Note due December 1, 2017) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on November 27, 2012, File No. 001-15749).

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
Plano, Texas

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2013

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at HMI Holding Corp. and Solution Set Holding Corp. (collectively, “HMI”) and Advecor, Inc. (“Advecor”), which were acquired on November 30, 2012 and December 31, 2012, respectively. As of December 31, 2012, HMI’s financial statements constitute approximately $562.6 million of total assets, $31.0 million of revenues and $1.5 million of pre-tax income for the year then ended. As of December 31, 2012, Advecor’s financial statements constitute approximately $13.4 million of total assets. Accordingly, our audit did not include the internal control over financial reporting at HMI and Advecor. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2013

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$893,352	$216,213
Trade receivables, less allowance for doubtful accounts ($3,919 and $2,406 at December 31, 2012 and 2011, respectively)	370,110	300,895
Credit card receivables:
Credit card receivables – restricted for securitization investors	6,597,120	4,886,168
Other credit card receivables	852,512	779,843
Total credit card receivables	7,449,632	5,666,011
Allowance for loan loss	(481,958)	(468,321)
Credit card receivables, net	6,967,674	5,197,690
Deferred tax asset, net	237,268	252,303
Other current assets	171,049	121,589
Redemption settlement assets, restricted	492,690	515,838
Assets of discontinued operations	—	2,439
Total current assets	9,132,143	6,606,967
Property and equipment, net	253,028	195,397
Deferred tax asset, net	30,027	43,408
Cash collateral, restricted	65,160	158,727
Intangible assets, net	582,874	383,646
Goodwill	1,751,053	1,449,363
Other non-current assets	185,854	142,741
Total assets	$12,000,139	$8,980,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$215,470	$149,812
Accrued expenses	274,625	206,621
Deposits	1,092,753	642,567
Asset-backed securities debt – owed to securitization investors	1,474,054	1,694,198
Current debt	803,269	19,834
Other current liabilities	117,283	105,888
Deferred revenue	1,055,323	1,036,251
Total current liabilities	5,032,777	3,855,171
Deferred revenue	193,738	190,185
Deferred tax liability, net	277,354	151,746
Deposits	1,135,658	711,208
Asset-backed securities debt – owed to securitization investors	2,656,916	1,566,089
Long-term and other debt	2,051,570	2,163,640
Other liabilities	123,639	166,244
Total liabilities	11,471,652	8,804,283
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 94,963 shares and 94,141 shares at December 31, 2012 and 2011, respectively	950	941
Additional paid-in capital	1,454,230	1,387,773
Treasury stock, at cost, 45,360 shares and 44,311 shares at December 31, 2012 and 2011, respectively	(2,458,092)	(2,320,696)
Retained earnings	1,553,260	1,131,004
Accumulated other comprehensive loss	(21,861)	(23,056)
Total stockholders’ equity	528,487	175,966
Total liabilities and stockholders’ equity	$12,000,139	$8,980,249

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues
Transaction	$300,801	$290,582	$285,717
Redemption	635,536	572,499	543,626
Finance charges, net	1,643,405	1,402,041	1,284,432
Database marketing fees and direct marketing services	931,533	806,470	602,500
Other revenue	130,115	101,695	75,146
Total revenue	3,641,390	3,173,287	2,791,421
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,106,612	1,811,882	1,545,380
Provision for loan loss	285,479	300,316	387,822
General and administrative	108,059	95,256	85,773
Depreciation and other amortization	73,802	70,427	67,806
Amortization of purchased intangibles	93,074	82,726	75,420
Total operating expenses	2,667,026	2,360,607	2,162,201
Operating income	974,364	812,680	629,220
Interest expense
Securitization funding costs	92,808	126,711	155,084
Interest expense on deposits	25,181	23,078	29,456
Interest expense on long-term and other debt, net	173,471	148,796	133,790
Total interest expense, net	291,460	298,585	318,330
Income from continuing operations before income taxes	682,904	514,095	310,890
Provision for income taxes	260,648	198,809	115,252
Income from continuing operations	$422,256	$315,286	$195,638
Loss from discontinued operations, net of taxes	—	—	(1,901)
Net income	$422,256	$315,286	$193,737
Basic income (loss) per share:
Income from continuing operations	$8.44	$6.22	$3.72
Loss from discontinued operations	$—	$—	$(0.03)
Net income per share	$8.44	$6.22	$3.69
Diluted income (loss) per share:
Income from continuing operations	$6.58	$5.45	$3.51
Loss from discontinued operations	$—	$—	$(0.03)
Net income per share	$6.58	$5.45	$3.48
Weighted average shares:
Basic	50,008	50,687	52,534
Diluted	64,143	57,804	55,710

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net income	$422,256	$315,286	$193,737
Adoption of ASC 860 and ASC 810	—	—	55,881
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities, net of tax (benefit) expense of $(377), $251 and $(3) for the years ended December 31, 2012, 2011 and 2010, respectively	3,368	27,035	(12,939)
Foreign currency translation adjustments	(2,173)	(15,591)	(11,701)
Other comprehensive income (loss)	1,195	11,444	(24,640)
Total comprehensive income, net of tax	$423,451	$326,730	$224,978

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
January 1, 2010	91,121	$911	$1,235,669	$(1,931,102)	$1,033,039	$(65,741)	$272,776
Net income	—	—	—	—	193,737	—	193,737
Effects of adoption of ASC 860 and ASC 810	—	—	—	—	(411,058)	55,881	(355,177)
Other comprehensive loss	—	—	—	—	—	(24,640)	(24,640)
Stock-based compensation	—	—	50,094	—	—	—	50,094
Repurchases of common stock	—	—	—	(148,717)	—	—	(148,717)
Other common stock issued, including income tax benefits	1,676	17	35,004	—	—	—	35,021
December 31, 2010	92,797	$928	$1,320,767	$(2,079,819)	$815,718	$(34,500)	$23,094
Net income	—	—	—	—	315,286	—	315,286
Other comprehensive income	—	—	—	—	—	11,444	11,444
Stock-based compensation	—	—	43,486	—	—	—	43,486
Repurchases of common stock	—	—	—	(240,877)	—	—	(240,877)
Other common stock issued, including income tax benefits	1,344	13	23,520	—	—	—	23,533
December 31, 2011	94,141	$941	$1,387,773	$(2,320,696)	$1,131,004	$(23,056)	$175,966
Net income	—	—	—	—	422,256	—	422,256
Other comprehensive income	—	—	—	—	—	1,195	1,195
Stock-based compensation	—	—	50,497	—	—	—	50,497
Repurchases of common stock	—	—	—	(137,396)	—	—	(137,396)
Other common stock issued, including income tax benefits	822	9	15,960	—	—	—	15,969
December 31, 2012	94,963	$950	$1,454,230	$(2,458,092)	$1,553,260	$(21,861)	$528,487

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$422,256	$315,286	$193,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	166,876	153,153	143,226
Deferred income taxes	102,266	47,037	19,061
Provision for loan loss	285,479	300,316	390,822
Non-cash stock compensation	50,497	43,486	50,094
Fair value gain on interest-rate derivatives	(29,592)	(31,728)	(8,725)
Amortization of discount on debt	82,452	73,787	66,131
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(49,219)	(32,158)	(44,040)
Change in other assets	21,751	35,045	32,524
Change in accounts payable and accrued expenses	115,114	53,676	61,164
Change in deferred revenue	(11,225)	33,341	11,485
Change in other liabilities	(13,146)	31,944	9,431
Excess tax benefits from stock-based compensation	(20,199)	(15,028)	(12,959)
Other	10,880	3,190	(9,242)
Net cash provided by operating activities	1,134,190	1,011,347	902,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	37,232	(49,179)	52,352
Change in restricted cash	(46,837)	98,408	2,891
Change in credit card receivables	(1,371,352)	(578,058)	(239,433)
Purchase of credit card portfolios	(780,003)	(68,554)	—
Change in cash collateral, restricted	99,035	22,046	32,068
Payments for acquired businesses, net of cash	(463,964)	(359,076)	(117,000)
Capital expenditures	(116,455)	(73,502)	(68,755)
Purchases of marketable securities	(34,069)	(14,809)	(4,965)
Maturities/sales of marketable securities	15,651	—	—
Investments in the stock of investees	(921)	(17,986)	(500)
Other	(9,667)	—	2,558
Net cash used in investing activities	(2,671,350)	(1,040,710)	(340,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,095,148	3,256,500	1,507,000
Repayment of borrowings	(506,214)	(3,012,682)	(1,462,806)
Issuances of deposits	1,866,213	1,180,284	177,600
Repayments of deposits	(991,577)	(685,609)	(783,500)
Borrowings from asset-backed securities	2,543,892	2,179,721	1,147,943
Repayments/maturities of asset-backed securities	(1,673,209)	(2,579,577)	(1,173,735)
Payment of capital lease obligations	(22)	(3,925)	(23,171)
Payment of deferred financing costs	(40,267)	(29,025)	(3,102)
Excess tax benefits from stock-based compensation	20,199	15,028	12,959
Proceeds from issuance of common stock	20,696	29,412	33,854
Purchase of treasury shares	(125,840)	(240,877)	(148,717)
Net cash provided by (used in) financing activities	2,209,019	109,250	(715,675)
Effect of exchange rate changes on cash and cash equivalents	5,280	(2,788)	(2,067)
Change in cash and cash equivalents	677,139	77,099	(155,817)
Cash effect on adoption of ASC 860 and ASC 810	—	—	81,553
Cash and cash equivalents at beginning of year	216,213	139,114	213,378
Cash and cash equivalents at end of year	$893,352	$216,213	$139,114
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$215,708	$231,049	$241,357
Income taxes paid, net	$137,838	$123,480	$44,723

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its wholly-owned subsidiaries and its consolidated variable interest entities, the “Company”) is a leading provider of transaction-based data-driven marketing and loyalty solutions. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. The Company focuses on facilitating and managing interactions between its clients and their customers through all consumer marketing channels, including in-store, on-line, catalog, mail, telephone and email, and emerging channels such as mobile and social media. The Company captures and analyzes data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and enhance customer loyalty.

The Company operates in the following reportable segments: LoyaltyOne®, Epsilon®, and Private Label Services and Credit.

LoyaltyOne includes the Company’s Canadian AIR MILES® Reward Program. Epsilon provides end-to-end, integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services, including email marketing campaigns. Private Label Services and Credit encompasses credit card processing, billing and payment processing, customer care and collections services for private label retailers as well as private label retail credit card receivables financing, including securitization of the credit card receivables that it underwrites from its private label retail credit card programs.

Effective October 1, 2012, the Company’s subsidiaries World Financial Network Bank and World Financial Capital Bank changed their names to Comenity Bank and Comenity Capital Bank, respectively. These name changes have been reflected in the Notes to the Consolidated Financial Statements.

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

The Company also consolidates any variable interest entity (“VIE”) for which the Company is the primary beneficiary. In accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and ASC 810, “Consolidation,” the Company is the primary beneficiary of World Financial Network Credit Card Master Trust (“Master Trust”), World Financial Network Credit Card Master Note Trust (“Master Trust I”), World Financial Network Credit Card Master Note Trust II (“Master Trust II”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Master Note Trust (the “WFC Trust”). The Company is deemed to be the primary beneficiary for the WFN Trusts and the WFC Trust, as it is the servicer for each of the trusts and is a holder of the residual interest. The Company, through its involvement in the activities of the trusts, has the power to direct the activities that most significantly impact the economic performance of the trust, and the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant.

For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company's equity investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Credit Card Receivables—The Company sells a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to the WFN Trusts as part of a securitization program. The Company also sells its credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC which in turn sells them to the WFC Trust. The credit card receivables sold to each of the trusts are restricted for securitization investors.

Credit card receivables consist of credit card receivables held for investment and credit card receivables held for sale, if any. All new originations of credit card receivables (except for the amount of new credit card receivables related to existing securitized portfolios transferred to the WFN Trusts or the WFC Trust during the term of a securitization) are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. Management makes judgments about the Company’s

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

ability to fund these credit card receivables through means other than securitization, such as money market deposits, certificates of deposit and other borrowings. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company’s credit card receivables. In assessing whether these credit card receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent and ability to hold credit card receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s money market deposits, certificates of deposit and other funding instruments; the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings; and historic credit card payment activity. Due to the homogenous nature of credit card receivables, amounts are classified as held for investment on an individual client portfolio basis.

Credit card receivables held for sale are determined on an individual client portfolio basis. The Company carries these assets at the lower of aggregate cost or fair value. Cash flows associated with credit card portfolios that are purchased with the intent to sell are included in cash flows from operating activities. Cash flows associated with credit card receivables originated or purchased for investment are classified as investing cash flows, regardless of a subsequent change in intent.

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

Allowance for Doubtful Accounts—The Company analyzes the appropriateness of its allowance for doubtful accounts based on the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balance, customer credit-worthiness, current economic trends, and changes in its customer payment terms and collection trends. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Redemption Settlement Assets, Restricted—The cash and investments related to the redemption fund for the AIR MILES Reward Program are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. The investments are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive (loss) income. Investments that the Company does not have the positive intent and ability to hold to maturity are classified as available-for-sale.

Property and Equipment—Furniture, equipment, computer software and development, buildings and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Land is carried at cost and is not depreciated. Depreciation and amortization for furniture, equipment and buildings are computed on a straight-line basis, using estimated lives ranging from one to twenty-one years. Software development is capitalized in accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal – Use Software,” and is amortized on a straight-line basis over the expected benefit period, which generally ranges from three to five years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

Cash Collateral, Restricted—Cash collateral, restricted consists of cash and securities and includes spread deposits and excess funding deposits. Spread deposits are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts and WFC Trust. The spread deposit accounts are recorded in cash collateral, restricted at their estimated fair values. The Company uses a valuation model that calculates the present value of estimated future cash flows for each asset. The model is based on the weighted average life of the underlying securities and discount rate. Changes in the fair value estimates of the spread deposit accounts are recorded in interest expense, net. The excess funding deposits represent cash amounts deposited with the trustee of the securitizations and are used to supplement seller’s interest.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

AIR MILES Reward Program—The Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element which represents the award ultimately provided to the collector (the “redemption element”) and the service element (the “service element”). The service element consists of direct marketing and support services.

The revenue related to the redemption element is deferred until the collector redeems the AIR MILES reward miles or over the estimated life of an AIR MILES reward mile, or 42 months, in the case of AIR MILES reward miles that the Company estimates will go unused by the collector base (“breakage”). There have been no changes in management’s estimate of the life of an AIR MILES reward mile in the periods presented. The Company currently estimates breakage to be 27% of AIR MILES reward miles issued. The estimated breakage changed from 28% to 27% effective December 31, 2012. See Note 11, “Deferred Revenue,” for additional information.

The service element consists of marketing and administrative services. For contracts entered into prior to January 1, 2011, revenue related to the service element is determined using the residual method in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method is no longer utilized for new sponsor agreements entered into or contracts that are materially modified; for these agreements, the Company measures the service element at its estimated selling price.

Finance charges, net—Finance charges, net represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card receivables in accordance with the contractual provisions of the credit arrangements. As discussed in Note 5, “Credit Card Receivables,” interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC Subtopic 310-20, “Receivables - Nonrefundable Fees and Other Costs,” direct loan origination costs on credit card receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Numerator
Income from continuing operations	$422,256	$315,286	$195,638
Loss from discontinued operations	—	—	(1,901)
Net income	$422,256	$315,286	$193,737
Denominator
Weighted average shares, basic	50,008	50,687	52,534
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	8,645	4,641	1,835
Shares from assumed conversion of convertible note warrants	4,702	1,510	—
Net effect of dilutive stock options and unvested restricted stock	788	966	1,341
Denominator for diluted calculation	64,143	57,804	55,710
Basic:
Income from continuing operations per share	$8.44	$6.22	$3.72
Loss from discontinued operations per share	$—	$—	$(0.03)
Net income per share	$8.44	$6.22	$3.69
Diluted:
Income from continuing operations per share	$6.58	$5.45	$3.51
Loss from discontinued operations per share	$—	$—	$(0.03)
Net income per share	$6.58	$5.45	$3.48

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

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). The Company recognized $0.6 million, $(2.7) million and $3.0 million in foreign currency transaction gains (losses) during 2012, 2011 and 2010, respectively.

Leases —Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement and includes executory costs.

Advertising Costs—The Company participates in various advertising and marketing programs, including collaborative arrangements with certain clients. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses of $166.1 million, $129.0 million, and $115.5 million for the years ended 2012, 2011 and 2010, respectively.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which amends ASC 350, “Intangibles – Goodwill and Other.” ASU 2012-02 provides an option to first perform a qualitative assessment in testing an indefinite-lived intangible asset for impairment. If based on the qualitative assessment, the carrying value of the asset is more likely than not greater than the fair value, then the current quantitative impairment test must be performed. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 only impacts the process of testing indefinite-lived intangible assets, other than goodwill, for impairment. Accordingly, the adoption of the standard in 2013 will have no impact on the Company’s financial condition, results of operations or cash flows.

3. ACQUISITIONS

2012 Acquisitions:

Hyper Marketing Group

On November 30, 2012, the Company acquired all of the stock of HMI Holding Corp. and Solution Set Holding Corp. (collectively, “HMI”). The purchase price is subject to customary working capital adjustments. HMI offers ROI-based targeted marketing services through digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and analytical services that include brand planning and consumer insights. The results of HMI have been included since the date of acquisition and are reflected in the Company’s Epsilon segment. The acquisition enhances Epsilon’s core capabilities, strengthens its competitive advantage, expands Epsilon into new industry verticals and adds a talented team of marketing professionals.

Total consideration was $451.8 million, net of $7.1 million of cash and cash equivalents acquired. The goodwill that is expected to be deductible for tax purposes is $66.4 million. The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the HMI acquisition as of the date of purchase:

As of November 30, 2012
(In thousands)
Current assets	$49,700
Deferred tax assets	12,050
Property and equipment	6,907
Other assets	118
Intangible assets	194,751
Goodwill	291,249
Total assets acquired	554,775

Current liabilities	33,928
Deferred tax liabilities	68,624
Other liabilities	420
Total liabilities assumed	102,972

Net assets acquired	$451,803

In connection with the HMI acquisition, on December 31, 2012, the Company acquired Advecor, Inc. (“Advecor”), a marketing services agency, for consideration of $12.2 million, net of $0.4 million of cash and cash equivalents acquired. Total assets acquired were $13.4 million, including $8.8 million of intangible assets and $3.0 million of goodwill, with current liabilities assumed of $1.2 million.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2011 Acquisition:

On May 31, 2011, the Company acquired all of the stock of Aspen Marketing Holdings, Inc. (“Aspen”). Aspen specializes in a full range of digital and direct marketing services, including the use of advanced analytics to perform data-driven customer acquisition and retention campaigns. Aspen is also a leading provider of marketing agency services, with expertise in the automotive and telecommunications industries. The results of Aspen have been included since the date of acquisition and are reflected in the Company’s Epsilon segment. The acquisition enhanced Epsilon’s core capabilities, strengthened its competitive advantage, expanded Epsilon into new industry verticals and added a talented team of marketing professionals.

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

The results of operations for DMS have been included since the date of acquisition and are reflected in the Company’s Epsilon segment. The goodwill resulting from the acquisition is deductible for tax purposes.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. DISCONTINUED OPERATIONS

In November 2009, the Company terminated the operation of its credit program for web and catalog retailer, VENUE. This disposition has been treated as a discontinued operation under ASC 205-20, “Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters” and, accordingly, is reported as a discontinued operation. The underlying assets of the discontinued operation as of December 31, 2011 consisted of $2.4 million of credit card receivables, net. There were no underlying assets of the discontinued operation as of December 31, 2012. The operating results of the discontinued operation consisted of a $3.0 million increase to the provision for loan loss, or a $1.9 million after-tax loss, for the year ended December 31, 2010. There were no costs incurred for VENUE in the years ended December 31, 2011 and 2012.

5. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	December 31, 2012	December 31, 2011
	(In thousands)
Principal receivables	$7,097,951	$5,408,862
Billed and accrued finance charges	291,476	221,357
Other receivables	60,205	35,792
Total credit card receivables	7,449,632	5,666,011
Less credit card receivables – restricted for securitization investors	6,597,120	4,886,168
Other credit card receivables	$852,512	$779,843

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2012, 2011 and 2010, actual charge-offs for unpaid interest and fees were $191.1 million, $199.0 million and $222.9 million, respectively. In estimating the allowance for uncollectable unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net. In evaluating the quantitative and qualitative factors as set forth below, the Company increased the allowance for loan loss attributable to unpaid interest and fees by $11.0 million for the year ended December 31, 2012.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$468,321	$518,069	$54,884
Adoption of ASC 860 and ASC 810	—	—	523,950
Provision for loan loss	285,479	300,316	387,822
Change in estimate for uncollectible unpaid interest and fees	11,000	(5,000)	—
Recoveries	97,131	89,764	79,605
Principal charge-offs	(379,973)	(429,828)	(528,192)
Other	—	(5,000)	—
Balance at end of period	$481,958	$468,321	$518,069

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

The following table presents the delinquency trends of the Company’s credit card portfolio:

	December 31, 2012	% of Total	December 31, 2011	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$7,097,951	100%	$5,408,862	100%
Principal receivables balances contractually delinquent:
31 to 60 days	100,479	1.4%	78,272	1.4%
61 to 90 days	62,546	0.9	51,709	1.0
91 or more days	120,163	1.7	105,626	2.0
Total	$283,188	4.0%	$235,607	4.4%

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2012, 2011 and 2010, the Company’s re-aged accounts represented 1.3%, 1.9%, and 2.0%, respectively, of total credit card receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

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

The Company had $117.0 million and $122.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $39.7 million and $45.3 million, respectively, as of December 31, 2012 and December 31, 2011. These modified credit card receivables represented less than 3% of the Company’s total credit card receivables as of December 31, 2012 and December 31, 2011, respectively.

The average recorded investment in the impaired credit card receivables was $114.6 million and $131.2 million for the years ended December 31, 2012 and 2011, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $15.5 million, $13.8 million and $14.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables indicate the modifications related to troubled debt restructurings within credit card receivables for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	134,187	$119,985	$119,856

	Year Ended December 31, 2011
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	157,930	$138,288	$136,213

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below summarize troubled debt restructurings that have defaulted during the years ended December 31, 2012 and 2011 where the default occurred within 12 months of their modification date:

	Year Ended December 31, 2012
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	55,198	$53,806

	Year Ended December 31, 2011
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	74,959	$73,677

Age of Credit Card Receivable Accounts

The following table sets forth, as of December 31, 2012, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

Age Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,287	25.1%	$1,545,955	21.8%
13-24 Months	2,216	12.9	867,230	12.2
25-36 Months	1,580	9.2	676,362	9.5
37-48 Months	1,297	7.6	616,296	8.7
49-60 Months	1,053	6.2	502,217	7.1
Over 60 Months	6,681	39.0	2,889,891	40.7
Total	17,114	100.0%	$7,097,951	100.0%

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition by obligor credit quality as of December 31, 2012:

Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score (1)	$298,829	4.2%
27.1% and higher	286,046	4.0
17.1% - 27.0%	613,184	8.7
12.6% - 17.0%	713,489	10.1
3.7% - 12.5%	2,840,964	40.0
1.9% - 3.6%	1,492,289	21.0
Lower than 1.9%	853,150	12.0
Total	$7,097,951	100.0%

(1)
Included in the No Score information is The Talbots, Inc. credit card portfolio, whose accounts have yet to be converted to the Company’s credit card processing system. The conversion is expected to be completed in the first quarter of 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Portfolio Acquisitions

During the years ended December 31, 2012 and 2011, the Company acquired the following credit card portfolios:

•
August 2012 – The Talbots, Inc., for a total purchase price of $163.3 million, which remains subject to customary purchase price adjustments and consists of $133.4 million of credit card receivables and $29.9 million of intangible assets;

•	July 2012 – The Bon-Ton Stores, Inc., for a total purchase price of $494.7 million, which consisted of $444.9 million of credit card receivables and $49.8 million of intangible assets;

•	May 2012 – Premier Designs, Inc., for a total purchase price of $24.3 million, which consisted of $22.9 million of credit card receivables and $1.4 million of intangible assets;

•	March 2012 – Pier 1 Imports, for a total purchase price of $97.7 million, which consisted of $96.2 million of credit card receivables and $1.5 million of intangible assets;

•	November 2011 – Marathon Petroleum Corporation, for a total purchase price of $25.9 million, which consisted entirely of credit card receivables; and

•	February 2011 – J.Jill, for a total purchase price of $42.7 million, which consisted of $37.9 million of credit card receivables and $4.8 million of intangible assets.

The credit card receivables and intangible assets associated with these portfolios are included in the December 31, 2012 and 2011 consolidated balance sheets.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income as of December 31, 2012, 2011 and 2010.

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

The Company is required to maintain minimum interests ranging from 4% to 10% of the securitized credit card receivables. This requirement is met through seller’s interest, which is eliminated in the consolidated balance sheets, and is supplemented through excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations.

Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. None of the cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the periods ending December 31, 2012, 2011 and 2010, respectively.

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31, 2012	December 31, 2011
	(In thousands)
Total credit card receivables – restricted for securitization investors	$6,597,120	$4,886,168
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$112,203	$94,981

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net charge-offs of securitized principal	$265,305	$306,301	$398,926

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

	December 31, 2012				December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$40,266	$—	$—	$40,266	$35,465	$—	$—	$35,465
Government bonds	5,064	53	—	5,117	4,948	152	—	5,100
Corporate bonds	436,846	10,560	(99)	447,307	468,894	7,416	(1,037)	475,273
Total	$482,176	$10,613	$(99)	$492,690	$509,307	$7,568	$(1,037)	$515,838

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2012 and 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		December 31, 2012 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$36,518	$(99)	$—	$—	$36,518	$(99)
Total	$36,518	$(99)	$—	$—	$36,518	$(99)

	Less than 12 months		December 31, 2011 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$65,043	$(444)	$18,124	$(593)	$83,167	$(1,037)
Total	$65,043	$(444)	$18,124	$(593)	$83,167	$(1,037)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of December 31, 2012, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the redemption settlement assets at December 31, 2012 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$114,362	$115,265
Due after one year through five years	367,814	377,425
Total	$482,176	$492,690

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2012	2011
	(In thousands)
Computer software and development	$293,727	$282,225
Furniture and equipment	225,062	202,268
Land, buildings and leasehold improvements	99,644	79,930
Capital leases	—	7,402
Construction in progress	59,417	26,373
Total	677,850	598,198
Accumulated depreciation	(424,822)	(402,801)
Property and equipment, net	$253,028	$195,397

Depreciation expense totaled $46.6 million, $44.8 million, and $42.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and includes purchased software and amortization of capital leases. Amortization associated with internally developed capitalized software totaled $30.0 million, $29.7 million, and $27.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(124,351)	$315,849	3-12 years—straight line
Premium on purchased credit card portfolios	237,800	(108,227)	129,573	5-10 years—straight line, accelerated
Customer database	161,700	(102,706)	58,994	4-10 years—straight line
Collector database	70,550	(63,980)	6,570	30 years—15% declining balance
Tradenames	59,102	(10,139)	48,963	4-15 years—straight line
Purchased data lists	14,540	(8,527)	6,013	1-5 years—straight line, accelerated
Favorable lease	3,291	(29)	3,262	10 years—straight line
Noncompete agreements	1,300	—	1,300	3 years—straight line
	$988,483	$(417,959)	$570,524
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,000,833	$(417,959)	$582,874

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$314,245	$(140,622)	$173,623	3-12 years—straight line
Premium on purchased credit card portfolios	156,203	(82,988)	73,215	5-10 years—straight line, accelerated
Customer databases	175,377	(96,363)	79,014	4-10 years—straight line
Collector database	68,652	(61,091)	7,561	30 years—15% declining balance
Tradenames	38,155	(7,411)	30,744	5 -15 years—straight line
Purchased data lists	23,776	(16,712)	7,064	1-5 years— straight line, accelerated
Noncompete agreements	1,045	(970)	75	2 years—straight line
	$777,453	$(406,157)	$371,296
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$789,803	$(406,157)	$383,646

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

With the HMI acquisition on November 30, 2012, the Company acquired $194.8 million of intangible assets, consisting of $170.0 million of customer relationships, $21.5 million of trade names and $3.3 million for a favorable lease, which are being amortized over a weighted average life of 6.4 years, 8.7 years and 9.5 years, respectively. With the Advecor acquisition on December 31, 2012, the Company acquired $8.8 million of intangible assets, consisting of $7.5 million of customer relationships and $1.3 million of noncompete agreements, which are being amortized over a weighted average life of 3.5 years and 3.0 years, respectively.

With the Aspen acquisition on May 31, 2011, the Company acquired $140.0 million of intangible assets, consisting of $116.0 million of customer relationships and $24.0 million of trade names, which are being amortized over a weighted average life of 8.3 years and 15.0 years, respectively.

See Note 3, “Acquisitions,” for more information on the HMI, Advecor and Aspen acquisitions.

With the credit card portfolio acquisitions made during the year ended December 31, 2012, the Company acquired $82.6 million of intangible assets consisting of $44.5 million of customer relationships being amortized over a weighted average life of 5.0 years and $38.1 million of marketing relationships being amortized over a weighted average life of 6.6 years. With the credit card portfolio acquisitions made during the year ended December 31, 2011, the Company acquired $4.8 million of intangible assets consisting of $2.6 million of customer relationships and $2.2 million of marketing relationships, which are each being amortized over a weighted average life of 7.0 years.  See Note 5, “Credit Card Receivables,” for additional information related to the credit card portfolio acquisitions.

Amortization expense related to the intangible assets was approximately $90.3 million, $78.7 million, and $73.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For Years Ending December 31,
(In thousands)
2013	$127,879
2014	117,254
2015	93,360
2016	76,799
2017	51,160
2018 & thereafter	104,072

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011, respectively, are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2010	$246,930	$713,161	$261,732	$—	$1,221,823
Goodwill acquired during year	—	232,910	—	—	232,910
Effects of foreign currency translation	(5,233)	(137)	—	—	(5,370)
December 31, 2011	241,697	945,934	261,732	—	1,449,363
Goodwill acquired during year	—	294,275	—	—	294,275
Effects of foreign currency translation	6,373	1,042	—	—	7,415
December 31, 2012	$248,070	$1,241,251	$261,732	$—	$1,751,053

For the year ended December 31, 2012, the Company acquired $294.3 million of goodwill of which $291.3 million resulted from the acquisition of HMI in November 2012 and $3.0 million resulted from the acquisition of Advecor in December 2012. For the year ended December 31, 2011, the $232.9 million of goodwill acquired resulted from the Aspen acquisition in May 2011. See Note 3, “Acquisitions,” for additional information.

The Company completed annual impairment tests for goodwill on July 31, 2012, 2011 and 2010 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2013, unless events occur or circumstances indicate an impairment may have occurred.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued payroll and benefits	$131,341	$113,083
Accrued taxes	48,202	30,447
Accrued marketing	28,876	17,255
Accrued other liabilities	66,206	45,836
Accrued expenses	$274,625	$206,621

10. DEBT

Debt consists of the following:

Description	December 31, 2012	December 31, 2011	Maturity	Interest Rate
	(Dollars in thousands)
Long-term and other debt:
2011 credit facility	$—	$410,000	May 2016	—
2011 term loan	885,928	782,594	May 2016 or May 2017	(2)
Convertible senior notes due 2013	768,831	711,480	August 2013	1.75%
Convertible senior notes due 2014	304,333	279,365	May 2014	4.75%
Senior notes due 2017	395,734	—	December 2017	5.250%
Senior notes due 2020	500,000	—	April 2020	6.375%
Capital lease obligations and other debt	13	35	July 2013	7.10%
Total long-term and other debt	2,854,839	2,183,474
Less: current portion	(803,269)	(19,834)
Long-term portion	$2,051,570	$2,163,640

Deposits:
Certificates of deposit	$1,974,158	$1,353,775	Various - January 2013 – December 2019	0.20% to 5.25%
Money market deposits	254,253	—	On demand	0.01% to 0.26%
Total deposits	2,228,411	1,353,775
Less: current portion	(1,092,753)	(642,567)
Long-term portion	$1,135,658	$711,208

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$2,403,555	$1,562,815	Various - January 2013 – June 2019	1.68% to 7.00%
Floating rate asset-backed term note securities	545,700	703,500	Various - January 2013 – April 2013	(1)
Conduit asset-backed securities	1,181,715	993,972	Various - May 2013 – March 2014	1.20% to 1.70%
Total asset-backed securities – owed to securitization investors	4,130,970	3,260,287
Less: current portion	(1,474,054)	(1,694,198)
Long-term portion	$2,656,916	$1,566,089

(1)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.1% to 2.5%, each as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 5.58% at December 31, 2012.

(2)	At December 31, 2012, the weighted average interest rate for the 2011 Term Loan was 2.22%.

As of December 31, 2012, the Company was in compliance with its covenants.

Credit Agreement

The Company entered into a credit agreement, among the Company as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC and Alliance Data FHC, Inc., as guarantors, and various agents and banks, dated May 24, 2011 (the “Credit Agreement”). Wells Fargo Bank, N.A. is the letter of credit issuer under the Credit Agreement.  The Credit Agreement provided for a $792.5 million term loan (the “2011 Term Loan”) and a $792.5 million revolving line of credit (the “2011 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In March 2012, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement, through which the Company increased its 2011 Credit Facility by $125.0 million to $917.5 million. In addition, in March 2012, the Company borrowed additional term loans in the aggregate principal amount of $125.5 million, increasing the 2011 Term Loan to $903.1 million.

On December 31, 2012, Comenity Servicing LLC became a guarantor of the Credit Agreement.

Total availability under the 2011 Credit Facility at December 31, 2012 was $915.7 million.

The Credit Agreement provides an uncommitted accordion feature for up to $915.0 million in the aggregate to allow a maximum total facility size of $2.5 billion and (a) permits any incremental term loans to be secured in such collateral as may be agreed to by the Company and the banks advancing the incremental term loans, with the existing loans to be equally and ratably secured in the same collateral, (b) except with respect to terms relating to amortization and pricing of the incremental term loans, requires that the incremental term loans may not otherwise have terms and conditions materially different from those of the existing loans and (c) permits the co-administrative agents, the Company and the banks advancing the incremental term loans to amend the Credit Agreement, without further consent of any other banks, as necessary to allow the issuance of the incremental term loans.

The loans under the Credit Agreement are scheduled to mature on May 24, 2016 and certain of the term loans under the Credit Agreement were extended from May 24, 2016 to May 24, 2017. In addition, a mechanism was created by which, in the future, non-extending term loan lenders may extend their term loans to May 24, 2017.

The 2011 Term Loan provides for aggregate principal payments equal to 2.5% of the initial term loan amount in each of the first and second year and 5% of the initial term loan amount in each of the third, fourth and fifth year of the term loan, payable in equal quarterly installments beginning September 30, 2011. The Second Amendment provides for aggregate principal payments equal to 5% of the extended term loan amount in the additional year of the extended term loans, payable in equal quarterly installments. The Credit Agreement is unsecured.

Advances under the Credit Agreement are in the form of either base rate loans or Eurodollar loans and may be denominated in U.S. dollars or Canadian dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the highest of (i) the Bank of Montreal’s prime rate; (ii) the Federal funds rate plus 0.5% and (iii) the LIBOR rate as defined in the Credit Agreement plus 1.0%, in each case plus a margin of 0.75% to 1.25% based upon the Company’s senior leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (i) the Bank of Montreal’s prime rate for Canadian dollar loans and (ii) the Canadian Dollar Offered Rate (“CDOR”) plus 1%, in each case plus a margin of 0.75% to 1.25% based upon the Company’s senior leverage ratio as defined in the Credit Agreement. The interest rate for Eurodollar loans denominated in U.S. or Canadian dollars fluctuates based on the rate at which deposits of U.S. dollars or Canadian dollars, respectively, in the London interbank market are quoted plus a margin of 1.75% to 2.25% based upon the Company’s senior leverage ratio as defined in the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability, and in certain instances, its subsidiaries’ ability, to consolidate or merge; substantially change the nature of its business; sell, lease or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the Credit Agreement. The Credit Agreement also requires the Company to satisfy certain financial covenants, including maximum ratios of total leverage and senior leverage as determined in accordance with the Credit Agreement and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the Credit Agreement.

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

The cost of the 2013 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2013 Convertible Note Warrants, was approximately $107.6 million. The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants are generally expected to offset the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes due 2013 to the extent that the Company’s common stock price does not exceed $112.14 at the time of the exercise of the 2013 Convertible Note Warrants. The Company accounted for the 2013 Convertible Note Hedges and 2013 Convertible Note Warrants in accordance with the guidance in ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity.” The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants meet the requirements under ASC 815-40 to be accounted for as equity instruments. Accordingly, the cost of the 2013 Convertible Note Hedges and the proceeds from the sale of the 2013 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2012.

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

The cost of the 2014 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2014 Convertible Note Warrants, was approximately $50.7 million. The 2014 Convertible Note Hedges and 2014 Convertible Note Warrants are generally expected to offset the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes due 2014 to the extent that the Company’s common stock price does not exceed $70.54 at the time of the exercise of the 2014 Convertible Note Warrants. The Company accounted for the 2014 Convertible Note Hedges and 2014 Convertible Note Warrants as equity instruments in accordance with the guidance in ASC 815-40. Accordingly, the cost of the 2014 Convertible Note Hedges and the proceeds from the sale of the 2014 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2012.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table below summarizes the carrying value of the components of the convertible senior notes:

	December 31,
	2012	2011
	(In millions)
Carrying amount of equity component	$368.7	$368.7
Principal amount of liability component	$1,150.0	$1,150.0
Unamortized discount	(76.8)	(159.2)
Net carrying value of liability component	$1,073.2	$990.8
If-converted value of common stock	$2,534.4	$1,818.0

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at December 31, 2012, is a weighted-average period of 0.8 years.

Interest expense on the convertible senior notes recognized in the Company’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$30,475	$30,475	$30,475
Amortization of discount on liability component	82,366	73,787	66,131
Total interest expense on convertible senior notes	$112,841	$104,262	$96,606

Effective interest rate (annualized)	11.0%	11.0%	11.0%

Both the Convertible Senior Notes due 2013 and the Convertible Senior Notes due 2014 are convertible at the option of the holder based on the condition that the common stock trading price exceeded 130% of the applicable conversion price. In the third and fourth quarters of 2012, a de minimis amount of convertible senior notes were surrendered for conversion and, in each case, either have been or will be settled in cash following the completion of the applicable cash settlement averaging period.

Senior Notes

Due 2017

In November 2012, the Company issued and sold $400 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the “Senior Notes due 2017”) at an issue price of 98.912% of the aggregate principal amount. The Senior Notes due 2017 accrue interest on the principal amount at the rate of 5.250% per annum from November 20, 2012, payable semiannually in arrears, on June 1 and December 1 of each year, beginning on June 1, 2013. The unamortized discount at the time of issuance was $4.3 million. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at December 31, 2012, is a period of 4.9 years at an effective annual interest rate of 5.5%.

The payment obligations under the Senior Notes due 2017 are governed by an indenture dated November 20, 2012 with Wells Fargo Bank, N.A., as trustee. The Senior Notes due 2017 are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries that guarantee its Credit Agreement, including ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC, Alliance Data FHC, Inc. and Comenity Servicing LLC. The indenture includes usual and customary negative covenants and events of default for transactions of this type.

Due 2020

In March 2012, the Company issued and sold $500 million aggregate principal amount of 6.375% senior notes due April 1, 2020 (the “Senior Notes due 2020”). The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012. The proceeds from the issuance of the Senior Notes due 2020 were used to repay outstanding indebtedness under the Company’s Credit Agreement.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The payment obligations under the Senior Notes due 2020 are governed by an indenture dated March 29, 2012 with Wells Fargo Bank, N.A., as trustee. The Senior Notes due 2020 are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries that guarantee its Credit Agreement, including ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC, Alliance Data FHC, Inc. and Comenity Servicing LLC. The indenture includes usual and customary negative covenants and events of default for transactions of this type.

Deposits

Terms of the certificates of deposit range from two months to seven years with annual interest rates ranging from 0.20% to 5.25%, with a weighted average interest rate of 1.18%, at December 31, 2012 and 0.15% to 5.25%, with a weighted average interest rate of 1.54%, at December 31, 2011. Interest is paid monthly and at maturity.

Beginning January 1, 2012, Comenity Bank and Comenity Capital Bank offered a demand deposit program through contractual arrangements with securities brokerage firms. As of December 31, 2012, Comenity Bank and Comenity Capital Bank had issued $254.3 million in money market deposits. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Asset-Backed Securities – Owed to Securitization Investors

An asset-backed security is a security whose value and income payments are derived from and collateralized (or “backed”) by a specified pool of underlying assets. The sale of the pool of underlying assets to general investors is accomplished through a securitization process. The Company regularly sells its credit card receivables to its credit card securitization trusts, the WFN Trusts and the WFC Trust, which are consolidated on the balance sheets of the Company under ASC 860 and ASC 810. The liabilities of the consolidated VIEs include asset-backed securities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

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

In August 2009, Master Trust I issued $949.3 million of term asset-backed securities to investors, including those participating in the U.S. government’s Term Asset-Backed Securities Loan Facility (“TALF”) program. The offering consisted of $500.0 million of Series 2009-B asset-backed term notes (the “2009 Series B Notes”), $139.2 million of Series 2009-C asset-backed term notes (the “2009 Series C Notes”) and $310.1 million of Series 2009-D asset-backed term notes (the “2009 Series D Notes”). The 2009 Series D Notes will mature in July 2013 and are comprised of $245.0 million of Class A notes that have a fixed interest rate of 4.66% per year, and an aggregate of $65.1 million of subordinated classes of the term asset-backed notes that were retained by the Company and are eliminated from the consolidated financial statements. The 2009 Series C Notes and the 2009 Series B Notes matured and were repaid in July 2010 and July 2012, respectively.

In October 2009, as part of the Charming Shoppes acquisition, the Company assumed operations associated with Charming Shoppes’ securitization master trust, which became Master Trust II. In 2007, the former Charming Shoppes’ securitization master trust issued $320.0 million of asset-backed securities to investors. The offering consisted of $211.2 million of Class A Series 2007-1 asset-backed term notes (the “2007 Series A Notes”), $19.2 million of Class M Series 2007-1 asset-backed term notes (the “2007 Series M Notes”), $30.4 million of Class B Series 2007-1 asset-backed term notes (the “2007 Series B Notes”), $28.8 million of Class C Series 2007-1 asset-backed term notes (“2007 Series C Notes”), and $30.4 million of Class D Series 2007-1 asset-backed term notes (the “2007 Series D Notes”). The 2007 Series B Notes matured in January 2013 and are comprised of $16.9 million of Class B-1 notes that have a variable interest rate based on LIBOR as defined in the offering plus a 2.00% spread per year, swapped to a specified fixed interest rate of 5.08% plus the respective spread percentage, and $13.5 million of Class B-2 notes that have a fixed interest rate of 6.91%. The 2007 Series C Notes matured in February 2013 and have a variable interest rate based on LIBOR as defined in the offering plus a 2.50% spread per year. The 2007 Series D Notes were retained by the Company and are eliminated from the consolidated financial statements. The 2007 Series A and Series M Notes matured and were repaid in November 2012 and December 2012, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In March 2010, Master Trust II issued $100.8 million of term asset-backed securities to investors. The offering consisted of $65.0 million of Class A Series 2010-1 asset-backed notes that have a fixed interest rate of 4.16% per year, $9.8 million of Class M Series 2010-1 asset-backed notes that have a fixed interest rate of 5.25% per year, $6.6 million of Class B Series 2010-1 asset-backed notes that have a fixed interest rate of 6.25% per year, $11.6 million of Class C Series 2010-1 asset-backed notes that have a fixed interest rate of 7.00% per year and $7.8 million of Class D Series 2010-1 zero-coupon notes that were retained by the Company. The Class B Series 2010-1 notes matured in January 2013, the Class C Series 2010-1 notes matured in February 2013 and the Class D Series 2010-1 notes will mature in March 2013. The Class D Series 2010-1 notes are eliminated from the consolidated financial statements. The Class A and Class M Series 2010-1 notes matured and were repaid in November 2012 and December 2012, respectively.

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

In November 2011, Master Trust I issued $443.0 million of term asset-backed securities to investors. The offering consisted of $316.5 million of Series 2011-A asset-backed term notes (the “Series 2011 A Notes”) and $126.5 million of Series 2011-B asset-backed term notes (the “Series 2011 B Notes”). The Series 2011 A Notes will mature in October 2014 and are comprised of $250.0 million of Class A notes that have a fixed interest rate of 1.68% per year, and an aggregate of $66.5 million of subordinated classes of the term asset-backed notes that were retained by the Company and are eliminated from the consolidated financial statements. The Series 2011 B Notes will mature in October 2016 and are comprised of $100.0 million of Class A notes that have a fixed interest rate of 2.45% per year, and an aggregate of $26.5 million of subordinated classes of the term asset-backed notes that were retained by the Company and are eliminated from the consolidated financial statements.

In April 2012, Master Trust I issued $550.0 million of term asset-backed securities to investors. The offering consisted of $412.5 million of Class A Series 2012-A asset-backed term notes that have a fixed interest rate of 3.14% per year and mature in March 2019, and an aggregate of $137.5 million of subordinated classes of the term asset-backed notes that were retained by the Company and are eliminated from the consolidated financial statements.

In July 2012, Master Trust I issued $433.3 million of term asset-backed securities to investors. The offering consisted of $325.0 million of Class A Series 2012-B asset-backed term notes that have a fixed interest rate of 1.76% per year and mature in July 2017. In addition, the Company retained an aggregate of $108.3 million of subordinated classes of the term asset-backed notes that have been eliminated from the consolidated financial statements.

In July 2012, Master Trust I issued $266.7 million of term asset-backed securities to investors, which will mature in October 2018. The offering consisted $200.0 million of Class A Series 2012-C asset-backed notes with a fixed interest rate of 2.23% per year, $10.0 million of Class M Series 2012-C asset-backed notes with a fixed interest rate of 3.32% per year, $12.7 million of Class B Series 2012-C asset-backed notes with a fixed interest rate of 3.57% per year, $33.3 million of Class C Series 2012-C asset-backed notes with a fixed interest rate of 4.55% per year and $10.7 million of Class D Series 2012-C asset-backed notes that were retained by the Company and have been eliminated from the consolidated financial statements.

In October 2012, Master Trust I issued $466.7 million of term asset-backed securities to investors, which will mature in June 2019. The offering consisted of $350.0 million of Class A Series 2012-D asset-backed notes with a fixed interest rate of 2.15% per year, $17.5 million of Class M Series 2012-D asset-backed notes with a fixed interest rate of 3.09% per year, $22.2 million of Class B Series 2012-D asset-backed notes with a fixed interest rate of 3.34% per year and $77.0 million of Class C and Class D Series 2012-D asset-backed notes that were retained by the Company and have been eliminated from the consolidated financial statements.

Proceeds from the issuance of the asset-backed securities in April, July and October 2012 were used in the repayment of asset-backed securities that matured in 2012.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of December 31, 2012, total capacity under the conduit facilities was $1.9 billion, of which $1.2 billion had been drawn and was included in asset-backed securities debt in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from May 2013 to March 2014 with variable interest rates ranging from 1.20% to 1.70% as of December 31, 2012.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities

Debt at December 31, 2012 matures as follows:

Year	Long-term and Other Debt	Asset-backed Securities Debt and Deposits	Total
	(In thousands)
2013 (1)	$839,397	$2,566,807	$3,406,204
2014 (2)	390,893	1,250,662	1,641,555
2015	45,900	652,532	698,432
2016	80,775	274,409	355,184
2017 (3)	1,078,928	486,139	1,565,067
Thereafter	500,000	1,128,832	1,628,832
Total maturities	2,935,893	6,359,381	9,295,274
Unamortized discount (4)	(81,054)	—	(81,054)
	$2,854,839	$6,359,381	$9,214,220

(1)	Long-term and Other Debt includes $805.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2013.

(2)	Long-term and Other Debt includes $345.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2014.

(3)	Long-term and Other Debt includes $400.0 million representing the aggregate principal amount of the Senior Notes due 2017.

(4)	Unamortized discount consists of $76.8 million for the convertible senior notes and $4.3 million for the Senior Notes due 2017, respectively.

Derivative Instruments

As part of its interest rate risk management program, the Company may enter into derivative contracts with institutions that are established dealers to manage its exposure to changes in interest rates for certain obligations.

The credit card securitization trusts enter into derivative instruments, which include both interest rate swaps and an interest rate cap, to mitigate their interest rate risk on related financial instruments or to lock the interest rate on a portion of their variable asset-backed securities debt.

These interest rate derivative instruments involve the receipt of variable rate amounts from counterparties in exchange for the Company making fixed rate payments over the life of the agreement without the exchange of the underlying notional amount. These interest rate derivative instruments are not designated as hedges. Such instruments are not speculative and are used to manage interest rate risk, but do not meet the specific hedge accounting requirements of ASC 815, “Derivatives and Hedging.”

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate derivatives at December 31, 2012 and 2011 in the consolidated balance sheets:

	December 31, 2012		December 31, 2011
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate derivatives not designated as hedging instruments	$545,700	0.51	$703,500	1.37

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate derivatives not designated as hedging instruments	Other assets	$4	Other assets	$—
Interest rate derivatives not designated as hedging instruments	Other current liabilities	$8,515	Other current liabilities	$4,739
Interest rate derivatives not designated as hedging instruments	Other liabilities	$—	Other liabilities	$33,364

During the years ended December 31, 2012, 2011 and 2010, gains on derivative instruments of $29.6 million, $31.7 million and $8.7 million, respectively, were recognized in securitization funding costs within the consolidated statements of income.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2012, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At December 31, 2012, these thresholds were not breached and no amounts were held as collateral by the Company.

11. DEFERRED REVENUE

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

The Company allocates the proceeds from the issuance of AIR MILES reward miles into two components as follows:

•
Redemption element. The redemption element is the larger of the two components. Revenue related to the redemption element is based on the estimated fair value. For this component, revenue is recognized at the time an AIR MILES reward mile is redeemed, or for those AIR MILES reward miles that are estimated to go unredeemed by the collector base, known as “breakage,” over the estimated life of an AIR MILES reward mile, or a period of 42 months. The estimated life of an AIR MILES reward mile and breakage are actively monitored by the Company.

•
Service element. The service element consists of marketing and administrative services. Revenue related to the service element is determined in accordance with ASU 2009-13. It is initially deferred and then amortized pro rata over the estimated life of an AIR MILES reward mile. With the adoption of ASU 2009-13, the residual method is no longer utilized for new sponsor agreements entered into or existing sponsor agreements materially modified; for these agreements, the Company measures the service element at its estimated selling price.

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

In December 2011, LoyaltyOne introduced a new program option, AIR MILES Cash. Collectors have the ability to allocate some or all of their future AIR MILES reward miles collected into AIR MILES Cash, but collectors do not have the ability to transfer existing or future AIR MILES reward miles collected between the two program options. Effective March 2012, collectors can instantly redeem their AIR MILES reward miles collected in AIR MILES Cash towards in-store purchases at participating sponsors.

Breakage is the estimate of AIR MILES reward miles issued that the Company has received compensation for, but will go unused by the collector base and not be redeemed.  It is based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure, which in 2012 included the implementation of a five year expiry policy, the removal of certain low mileage reward options and the introduction of a new program option, AIR MILES Cash. Effective December 31, 2012, the Company determined that its estimate of breakage changed from 28% to 27%. The change in estimate will have no impact on the total redemption liability of $869.0 million, but reduced the amount of deferred breakage by approximately $59.0 million that was to be recognized over the expected remaining life of the AIR MILES reward mile.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2010	$339,514	$881,728	$1,221,242
Cash proceeds	220,128	577,098	797,226
Revenue recognized	(192,284)	(572,499)	(764,783)
Other	—	1,228	1,228
Effects of foreign currency translation	(8,385)	(20,092)	(28,477)
December 31, 2011	358,973	867,463	1,226,436
Cash proceeds	216,772	570,439	787,211
Revenue recognized	(205,740)	(593,679)	(799,419)
Other	—	1,000	1,000
Effects of foreign currency translation	10,008	23,825	33,833
December 31, 2012	$380,013	$869,048	$1,249,061
Amounts recognized in the consolidated balance sheets:
Current liabilities	$186,275	$869,048	$1,055,323
Non-current liabilities	$193,738	$—	$193,738

12. COMMITMENTS AND CONTINGENCIES

Cyber Incident

On March 30, 2011, an incident was detected where a subset of Epsilon clients’ customer data was exposed by an unauthorized entry into Epsilon’s email system. The information obtained was limited to email addresses and/or customer names only. Client marketing campaigns were restarted and Epsilon’s email volumes were not significantly impacted. The Company did not incur any significant costs arising from the incident. The incident did not have a material impact to the Company’s liquidity, capital resources or results of operations.

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $188.9 million at December 31, 2012, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

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

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $71.5 million, $61.4 million, and $54.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2012, are:

Year	Operating Leases	Capital Leases
	(In thousands)
2013	$63,532	$14
2014	54,060	—
2015	46,337	—
2016	39,582	—
2017	34,216	—
Thereafter	56,737	—
Total	$294,464	14
Less amount representing interest		(1)
Total present value of minimum lease payments		$13

Regulatory Matters

In 2011, Comenity Bank converted from a national banking association and limited purpose credit card bank to a Delaware State FDIC-insured bank and limited purpose credit card bank. Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (“FDIC”). As a result, agreements previously entered into with, or required by, the Office of the Comptroller of the Currency, the bank’s former primary regulator, were also terminated. Comenity Bank remains subject to regulation by the Board of the Governors of the Federal Reserve System. The Company’s industrial bank, Comenity Capital Bank, is authorized to do business by the State of Utah and the FDIC.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets as well as adequate allowances for loan losses. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized. As of December 31, 2012, Comenity Capital Bank’s Tier 1 capital ratio was 16.4%, total capital ratio was 17.7% and leverage ratio was 16.5%, and Comenity Capital Bank was not subject to a capital directive order. As of December 31, 2012, Comenity Bank’s Tier 1 capital ratio was 14.3%, total capital ratio was 15.6% and leverage ratio was 14.7%, and Comenity Bank was not subject to a capital directive order.

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

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. As of December 31, 2012, the Company had approximately 37.9 million cardholders, having unused lines of credit averaging $1,278 per account.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material effect on its business, financial condition or cash flows, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On January 27, 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $275.1 million of the Company’s outstanding common stock, from February 5, 2010 through December 31, 2010. On September 13, 2010, the Company’s Board of Directors authorized a stock repurchase program, replacing the repurchase program authorized in January 2010, to acquire up to $400.0 million of the Company’s outstanding common stock from September 13, 2010 through December 31, 2011. On December 13, 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company’s outstanding common stock from January 1, 2012 through December 31, 2012.

During 2012, 2011 and 2010, the Company repurchased approximately 1.0 million, 2.9 million and 2.5 million shares of its common stock for an aggregate amount of $137.4 million, $240.9 million and $148.7 million, respectively.

As of December 31, 2012, $262.6 million remained unused under the stock repurchase program that was authorized in December 2011 and expired on December 31, 2012.

On January 2, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 2, 2013 through December 31, 2013, subject to any restrictions pursuant to the terms of the Company’s credit agreements, indentures, applicable securities laws or otherwise.

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

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of operations	$32,654	$25,766	$27,608
General and administrative	17,843	17,720	22,486
Total	$50,497	$43,486	$50,094

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. The Company revised its annual forfeiture rate from 8% to 5% in 2010 as actual forfeitures were less than anticipated. Accordingly, in December 2010, the Company recognized an additional $5.9 million of stock compensation expense related to the revision of its annual forfeiture rate. As of December 31, 2012, there was approximately $67.3 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Awards

During 2012, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock units is estimated using the Company’s closing share price on the date of grant. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest ratably over a three year period if specified performance measures tied to the Company’s financial performance are met.

	Performance- Based	Service- Based	Total
Balance at January 1, 2010	1,726,757	1,139,011	2,865,768
Shares granted	393,900	210,026	603,926
Shares vested	(240,941)	(544,093)	(785,034)
Shares cancelled	(92,243)	(31,219)	(123,462)
Balance at December 31, 2010	1,787,473	773,725	2,561,198
Shares granted	457,180	158,539	615,719
Shares vested	(373,099)	(543,643)	(916,742)
Shares cancelled (1)	(1,014,982)	(43,432)	(1,058,414)
Balance at December 31, 2011	856,572	345,189	1,201,761
Shares granted	527,080	127,646	654,726
Shares vested	(505,335)	(130,066)	(635,401)
Shares cancelled	(104,476)	(27,618)	(132,094)
Balance at December 31, 2012	773,841	315,151	1,088,992
Outstanding and Expected to Vest			926,499

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

The weighted average grant-date fair value per share was $110.18 for restricted stock unit awards granted for the year ended December 31, 2012. The weighted-average remaining contractual life for unvested restricted stock units was 1.4 years at December 31, 2012.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant. No stock option awards were granted during the years ended December 31, 2012, 2011 and 2010. The Company had granted stock option awards in 2007 and prior where the fair value of each option award was estimated on the date of grant using a binomial lattice model.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at January 1, 2010	2,480,690	$36.05	2,380,410	$34.90
Granted	—	—
Exercised	(1,039,349)	30.00
Forfeited	(19,077)	62.81
Balance at December 31, 2010	1,422,264	$40.12	1,422,264	$40.12
Granted	—	—
Exercised	(669,712)	37.24
Forfeited	(12,535)	31.46
Balance at December 31, 2011	740,017	$42.87	740,017	$42.87
Granted	—	—
Exercised	(355,764)	42.95
Forfeited	—	—
Balance at December 31, 2012	384,253	$42.80	384,253	$42.80
Vested and Expected to Vest (1)	384,253	$42.80

(1)	All options outstanding at December 31, 2012 are vested and there were no remaining options expected to vest.

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $31.0 million, $33.9 million and $42.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received cash proceeds of approximately $15.3 million from stock options exercised during the year ended December 31, 2012.

All options outstanding as of December 31, 2012 are vested and exercisable. The aggregate intrinsic value of these stock options as of December 31, 2012 was approximately $39.2 million. The weighted average remaining contractual life of stock options vested and exercisable as of December 31, 2012 was approximately 2.4 years.

14. EMPLOYEE BENEFIT PLANS

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

During the year ended December 31, 2012, the Company issued 50,380 shares of common stock under the ESPP at a weighted-average issue price of $116.15. Since its adoption, 959,182 shares of common stock have been issued under the ESPP.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

401(k) Retirement Savings Plan

The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company amended its 401(k) and Retirement Savings Plan effective January 1, 2013. The 401(k) and Retirement Savings Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the 401(k) and Retirement Savings Plan immediately upon joining the Company and after six months of employment begin receiving company matching contributions. In addition, seasonal or “on-call” employees must complete a year of eligibility service before they may participate in the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan permits eligible employees to make Roth elective deferrals, effective November 1, 2012, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth, elective deferrals made by employees, together with contributions by the Company to the 401(k) and Retirement Savings Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan covers U.S. employees, who are at least 18 years old, of ADS Alliance Data Systems, Inc., one of the Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts this 401(k) and Retirement Savings Plan. The Company, and all of its U.S. subsidiaries, are currently covered under the 401(k) and Retirement Savings Plan.

On the first three percent of savings, the Company matches dollar-for-dollar. An additional fifty cents for each dollar an employee contributes is matched for savings of more than three percent and up to five percent of pay. All company matching contributions are immediately vested. In addition to the company match, the Company may make an additional annual discretionary contribution based on the Company’s profitability. This contribution, subject to Board of Director approval, is based on a percentage of pay and is subject to a separate three-year vesting schedule. The discretionary contribution vests in full upon achieving three years of service for participants with less than three years of service. All of these contributions vest immediately if the participating employee has more than three years of service, attains age 65, becomes disabled, dies or if the 401(k) and Retirement Savings Plan terminates. Company matching and discretionary contributions for the years ended December 31, 2012, 2011 and 2010 were $22.0 million, $14.0 million, and $8.8 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2012, 810,603 of such shares remain available for issuance.

Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group (“GRSP”), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan (“DPSP”) is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches up to 5% of contributions dollar-for-dollar. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions for the years ended December 31, 2012, 2011 and 2010 were $2.0 million, $2.0 million, and $1.8 million, respectively.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of January 1, 2010	$(63,024)	$(2,717)	$(65,741)
Adoption of ASC 860 and ASC 810	55,881	—	55,881
Changes in other comprehensive income (loss)	(12,939)	(11,701)	(24,640)
Balance as of December 31, 2010	(20,082)	(14,418)	(34,500)
Changes in other comprehensive income (loss)	27,035	(15,591)	11,444
Balance as of December 31, 2011	6,953	(30,009)	(23,056)
Changes in other comprehensive income (loss)	3,368	(2,173)	1,195
Balance as of December 31, 2012	$10,321	$(32,182)	$(21,861)

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

16. INCOME TAXES

The Company files a consolidated federal income tax return.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Components of income from continuing operations before income taxes:
Domestic	$481,243	$332,010	$159,227
Foreign	201,661	182,085	151,663
Total	$682,904	$514,095	$310,890
Components of income tax expense are as follows:
Current
Federal	$143,695	$71,843	$17,940
State	13,991	9,415	9,341
Foreign	696	70,514	68,910
Total current	158,382	151,772	96,191
Deferred
Federal	28,267	46,459	20,354
State	6,176	3,482	937
Foreign	67,823	(2,904)	(2,230)
Total deferred	102,266	47,037	19,061
Total provision for income taxes	$260,648	$198,809	$115,252

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Expected expense at statutory rate	$239,016	$179,933	$108,812
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	13,109	8,383	6,680
Foreign earnings at other than U.S. rates	(4,328)	(7,131)	(6,320)
Canadian tax rate reductions	(7,128)	7,188	11,209
U.S. tax on foreign dividends, net of credits	15,617	5,228	(3,156)
Reduction of prior year tax positions	—	—	(7,326)
Other	4,362	5,208	5,353
Total	$260,648	$198,809	$115,252

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Deferred revenue	$90,675	$155,386
Allowance for doubtful accounts	186,503	179,860
Net operating loss carryforwards and other carryforwards	51,603	129,449
Derivatives	4,456	15,230
Stock-based compensation and other employee benefits	27,205	20,196
Accrued expenses and other	44,267	40,506
Total deferred tax assets	404,709	540,627
Valuation allowance	(22,542)	(82,517)
Deferred tax assets, net of valuation allowance	382,167	458,110
Deferred tax liabilities
Deferred income	$203,658	$168,769
Convertible note hedges	7,553	14,317
Depreciation	8,950	7,724
Intangible assets	172,065	123,335
Total deferred tax liabilities	392,226	314,145

Net deferred tax asset (liability)	$(10,059)	$143,965

Amounts recognized in the consolidated balance sheets:
Current assets	$237,268	$252,303
Non-current assets	30,027	43,408
Non-current liabilities	(277,354)	(151,746)
Total – Net deferred tax asset (liability)	$(10,059)	$143,965

At December 31, 2012, the Company has approximately $22.3 million of U.S. federal net operating loss carryovers (“NOLs”) and approximately $24.7 million of foreign tax credits (“credits”), which expire at various times through the year 2022. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs is subject to an annual limitation. In addition, at December 31, 2012, the Company has state income tax NOLs of approximately $420.5 million and state credits of approximately $6.2 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2032. The Company believes it is more likely than not that a portion of the credits and state NOLs will expire before being utilized. Therefore, in accordance with ASC 740-10, “Income Taxes—Overall—Initial Measurement,” the Company has established a valuation allowance on the portion of credits and state NOLs that the Company expects to expire prior to utilization.

Should certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

The Company’s valuation allowance decreased $60.0 million primarily due to changes in the expected realizability of foreign tax credits. This decrease is largely offset by a reduction to the foreign tax credit carryforward.

The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital. The net tax impact resulting from the exercise of employee stock options and other employee stock programs that was recorded in additional paid-in capital was approximately $21.4 million, $17.3 million and $12.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In December 2009, the Ontario government enacted a law to reduce the corporate income tax rates for years beginning in 2010. As a result of these rate reductions, the Company was required to book additional expense to reduce the net deferred tax asset in Canada related to the future lower income tax rates. The Company recorded $7.2 million and $11.2 million of income tax expense for the years ended December 31, 2011 and 2010, respectively, related to these rate reductions. In June 2012, the Ontario government enacted a law that froze the corporate income tax rate at the current rate, essentially repealing the rate reductions scheduled for future years. As a result of the rate freeze, the Company was required to record a $7.1 million tax benefit to increase its deferred tax asset in Canada related to future years.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$51,147
Increases related to prior years’ tax positions	2,391
Decreases related to prior years’ tax positions	(2,337)
Increases related to current year tax positions	5,957
Settlements during the period	(2,026)
Lapses of applicable statutes of limitation	(932)
Balance at December 31, 2010	$54,200
Increases related to prior years’ tax positions	14,509
Decreases related to prior years’ tax positions	(5,497)
Increases related to current year tax positions	9,581
Settlements during the period	(2,569)
Lapses of applicable statutes of limitation	(680)
Balance at December 31, 2011	$69,544
Increases related to prior years’ tax positions	4,188
Decreases related to prior years’ tax positions	(7,424)
Increases related to current year tax positions	11,703
Settlements during the period	(1,253)
Lapses of applicable statutes of limitation	(604)
Balance at December 31, 2012	$76,154

Included in the balance at December 31, 2012 are tax positions reclassified from deferred tax liabilities. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $15.5 million, $15.1 million and $15.8 million at December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, the Company recorded approximately $0.3 million in potential interest and penalties with respect to unrecognized tax benefits. For the years ended December 31, 2011 and 2010, the Company released approximately $0.3 million and $1.0 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits.

At December 31, 2012, 2011 and 2010, the Company had unrecognized tax benefits of approximately $37.5 million, $37.1 million and $35.5 million, respectively, that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal or state and local income tax examinations for years before 2009 and are no longer subject to foreign income tax examinations by tax authorities for years before 2007.

17. FINANCIAL INSTRUMENTS

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$893,352	$893,352	$216,213	$216,213
Trade receivables, net	370,110	370,110	300,895	300,895
Credit card receivables, net	6,967,674	6,967,674	5,197,690	5,197,690
Redemption settlement assets, restricted	492,690	492,690	515,838	515,838
Cash collateral, restricted	65,160	65,160	158,727	158,727
Other investment securities	91,972	91,972	26,772	26,772
Derivative instruments	4	4	—	—
Financial liabilities
Accounts payable	215,470	215,470	149,812	149,812
Deposits	2,228,411	2,255,089	1,353,775	1,372,670
Asset-backed securities debt – owed to securitization investors	4,130,970	4,225,745	3,260,287	3,302,687
Long-term and other debt	2,854,839	4,358,379	2,183,474	3,071,661
Derivative instruments	8,515	8,515	38,103	38,103

Fair Value of Assets and Liabilities Held at December 31, 2012 and 2011

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

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of December 31, 2012, the Company does not consider the investments to be other-than-temporarily impaired.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivative instruments —The valuation of these instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility.

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

The following table provides information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012 Using
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,117	$—	$5,117	$—
Corporate bonds (1)	447,307	6,165	441,142	—
Cash collateral, restricted	65,160	2,500	—	62,660
Other investment securities (2)	91,972	51,951	40,021	—
Derivative instruments (3)	4	—	4	—
Total assets measured at fair value	$609,560	$60,616	$486,284	$62,660

Derivative instruments (4)	$8,515	$—	$8,515	$—
Total liabilities measured at fair value	$8,515	$—	$8,515	$—

		Fair Value Measurements at December 31, 2011 Using
	Balance at December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,100	$—	$5,100	$—
Corporate bonds (1)	475,273	21,346	453,927	—
Cash collateral, restricted	158,727	—	—	158,727
Other investment securities (2)	26,772	3,043	23,729	—
Total assets measured at fair value	$665,872	$24,389	$482,756	$158,727

Derivative instruments (4)	$38,103	$—	$38,103	$—
Total liabilities measured at fair value	$38,103	$—	$38,103	$—

(1)	Amounts are included in redemption settlement assets in the consolidated balance sheets.

(2)	Amounts are included in other current assets and other assets in the consolidated balance sheets.

(3)	Amount is included in other assets in the consolidated balance sheets.

(4)	Amounts are included in other current liabilities and other liabilities in the consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of December 31, 2012 and 2011:

Cash Collateral, Restricted
(In thousands)
December 31, 2011	$158,727
Total gains (realized or unrealized):
Included in earnings	5,469
Purchases	1,287
Issuances	—
Settlements	(102,823)
Transfers in or out of Level 3	—
December 31, 2012	$62,660

Gains for the period included in earnings related to assets still held at December 31, 2012	$5,469

Cash Collateral, Restricted
(In thousands)
December 31, 2010	$185,754
Total losses (realized or unrealized):
Included in earnings	(5,227)
Purchases	55,148
Issuances	17,722
Settlements	(94,670)
Transfers in or out of Level 3	—
December 31, 2011	$158,727

Losses for the period included in earnings related to assets still held at December 31, 2011	$(5,227)

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2012 and 2011.

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from four to 46 months, with a weighted average term of 18 months. The unobservable input used to calculate the fair value was the discount rate of 3.2%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases (decreases) in the term or the discount rate would result in a lower (higher) fair value.

For the years ended December 31, 2012 and 2011, gains and losses included in earnings attributable to cash collateral, restricted are included in interest in the consolidated statements of income.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of December 31, 2012:

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$893,352	$893,352	$—	$—
Credit card receivables, net	6,967,674	—	—	6,967,674
Total assets	$7,861,026	$893,352	$—	$6,967,674

Deposits	$2,255,089	$—	$2,255,089	$—
Asset-backed securities debt - owed to securitization investors	4,225,745	—	4,225,745	—
Long-term and other debt	4,358,379	—	4,358,379	—
Total liabilities	$10,839,213	$—	$10,839,213	$—

18. PARENT-ONLY FINANCIAL STATEMENTS

The following ADSC financial statements are provided in accordance with the rules of the Securities and Exchange Commission, which require such disclosure when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets. Certain of the Company’s subsidiaries may be restricted in distributing cash or other assets to ADSC, which could be utilized to service its indebtedness. The stand alone parent-only financial statements are presented below.

Balance Sheets
	December 31,
	2012	2011
	(In thousands)
Assets:
Cash and cash equivalents	$247,478	$25
Investment in subsidiaries	2,813,219	1,938,769
Intercompany receivables	887,518	1,011,347
Other assets	61,222	56,496
Total assets	$4,009,437	$3,006,637
Liabilities:
Current debt	$803,256	$19,813
Long-term debt	2,051,570	2,163,627
Intercompany payables	8,519	84,147
Other liabilities	617,605	563,084
Total liabilities	3,480,950	2,830,671
Stockholders’ equity	528,487	175,966
Total liabilities and stockholders’ equity	$4,009,437	$3,006,637

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Income
	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Interest from loans to subsidiaries	$10,248	$10,197	$11,058
Dividends from subsidiaries	464,971	343,676	215,125
Total revenue	475,219	353,873	226,183
Interest expense, net	179,527	159,088	168,913
Other expenses, net	533	646	281
Total expenses	180,060	159,734	169,194
Income before income taxes and equity in undistributed net income of subsidiaries	295,159	194,139	56,989
Benefit for income taxes	73,106	34,127	37,811
Income before equity in undistributed net income of subsidiaries	368,265	228,266	94,800
Equity in undistributed net income of subsidiaries	53,991	87,020	98,937
Net income	$422,256	$315,286	$193,737

Statements of Cash Flows
	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash used in operating activities	$(224,835)	$(10,011)	$(43,096)
Investing activities:
Payments for acquired businesses, net of cash acquired	—	(359,076)	(117,000)
Investment in subsidiaries	(475,000)	—	—
Dividends received	464,971	343,676	215,125
Net cash (used in) provided by investing activities	(10,029)	(15,400)	98,125
Financing activities:
Borrowings under debt agreements	1,095,148	3,256,500	1,507,000
Repayment of borrowings	(506,214)	(3,010,906)	(1,458,000)
Excess tax benefits from stock-based compensation	20,199	15,028	12,959
Payment of deferred financing costs	(21,672)	(23,861)	(2,360)
Purchase of treasury shares	(125,840)	(240,877)	(148,717)
Proceeds from issuance of common stock	20,696	29,412	33,854
Net cash provided by (used in) financing activities	482,317	25,296	(55,264)
Increase (decrease) in cash and cash equivalents	247,453	(115)	(235)
Cash and cash equivalents at beginning of year	25	140	375
Cash and cash equivalents at end of year	$247,478	$25	$140

19. SEGMENT INFORMATION

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

The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit. Segment operations consist of the following:

•	LoyaltyOne includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon provides end-to-end, integrated direct marketing solutions that combine database marketing technology and analytics with a broad range of direct marketing services; and

•
Private Label Services and Credit provides risk management solutions, account origination, funding, transaction processing, customer care and collections services for the Company’s private label retail credit card programs.

Corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments. The Company’s program for web and catalog retailer VENUE has been classified as discontinued operations. See Note 4, “Discontinued Operations,” for additional information.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

Year Ended December 31, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$919,041	$996,210	$1,732,160	$372	$(6,393)	$3,641,390
Adjusted EBITDA (1)	236,094	222,253	823,241	(89,851)	—	1,191,737
Stock compensation expense	9,311	14,414	8,930	17,842	—	50,497
Depreciation and amortization	19,614	101,684	42,464	3,114	—	166,876
Operating income (loss)	207,169	106,155	771,847	(110,807)	—	974,364
Interest expense, net	(1,560)	(67)	114,193	178,894	—	291,460
Income (loss) from continuing operations before income taxes	208,729	106,222	657,654	(289,701)	—	682,904
Capital expenditures	$19,424	$60,065	$28,295	$8,671	$—	$116,455

Year Ended December 31, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$844,774	$847,136	$1,488,998	$1,136	$(8,757)	$3,173,287
Adjusted EBITDA (1)	217,083	195,397	678,334	(76,407)	(5,088)	1,009,319
Stock compensation expense	7,202	11,816	6,748	17,720	—	43,486
Depreciation and amortization	20,253	90,111	35,480	7,309	—	153,153
Operating income (loss)	189,628	93,470	636,106	(101,436)	(5,088)	812,680
Interest expense, net	(383)	(68)	145,580	158,544	(5,088)	298,585
Income (loss) from continuing operations before income taxes	190,011	93,538	490,526	(259,980)	—	514,095
Capital expenditures	$18,331	$35,600	$13,485	$6,086	$—	$73,502

Year Ended December 31, 2010	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$799,534	$613,374	$1,386,274	$1,866	$(9,627)	$2,791,421
Adjusted EBITDA (1)	204,554	152,304	530,021	(57,875)	(6,464)	822,540
Stock compensation expense	10,266	9,481	7,861	22,486	—	50,094
Depreciation and amortization	23,823	77,743	35,164	6,496	—	143,226
Operating income (loss)	170,465	65,080	486,996	(86,857)	(6,464)	629,220
Interest expense, net	226	(33)	155,323	169,278	(6,464)	318,330
Income (loss) from continuing operations before income taxes	170,239	65,113	331,673	(256,135)	—	310,890
Capital expenditures	$16,049	$27,405	$19,681	$5,620	$—	$68,755

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:

	United States	Canada	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2012	$2,655,506	$913,188	$72,696	$3,641,390
Year Ended December 31, 2011	$2,264,336	$833,427	$75,524	$3,173,287
Year Ended December 31, 2010	$1,931,660	$785,549	$74,212	$2,791,421
Long-lived assets
December 31, 2012	$2,379,536	$350,122	$138,338	$2,867,996
December 31, 2011	$1,957,094	$367,324	$48,864	$2,373,282

As of December 31, 2012, revenues from Bank of Montreal represented approximately 10.5% of consolidated revenue and are included in the LoyaltyOne segment.

20. NON-CASH FINANCING AND INVESTING ACTIVITIES

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

In December 2012, the Company purchased 0.1 million of treasury shares for an aggregate amount of $11.6 million that had not settled on December 31, 2012 and is included in accounts payable.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 are presented below.

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share amounts)
Revenues	$891,569	$866,485	$911,492	$971,844
Operating expenses	638,950	625,942	647,021	755,113
Operating income	252,619	240,543	264,471	216,731
Interest expense, net	65,652	73,067	74,365	78,376
Income before income taxes	186,967	167,476	190,106	138,355
Provision for income taxes	71,738	63,655	70,561	54,694
Net income	$115,229	$103,821	$119,545	$83,661
Net income per share—basic	$2.30	$2.07	$2.39	$1.68
Net income per share—diluted	$1.86	$1.63	$1.84	$1.27

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

22. SUBSEQUENT EVENT

In February 2013, Master Trust I issued $500.0 million of term asset-backed securities to investors, which will mature in February 2018. The offering consisted of $375.0 million of Class A Series 2013-A asset-backed notes with a fixed interest rate of 1.61% per year and an aggregate of $125.0 million of subordinated classes of the term asset-backed notes that were retained by the Company and will be eliminated from the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 28, 2013
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 28, 2013
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 28, 2013
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 28, 2013
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 28, 2013
Roger H. Ballou

/S/ LAWRENCE M. BENVENISTE, PH.D.	Director	February 28, 2013
Lawrence M. Benveniste, Ph.D.

/S/ D. KEITH COBB	Director	February 28, 2013
D. Keith Cobb

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 28, 2013
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 28, 2013
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 28, 2013
Robert A. Minicucci

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Write-Offs Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts —Trade receivables:
Year Ended December 31, 2012	$2,406	$2,270	$384	$(1,141)	$3,919
Year Ended December 31, 2011	$4,350	$2,141	$547	$(4,632)	$2,406
Year Ended December 31, 2010	$6,736	$1,939	$16	$(4,341)	$4,350
Allowance for Loan Loss —Credit card receivables:
Year Ended December 31, 2012	$468,321	$285,479	$11,000	$(282,842)	$481,958
Year Ended December 31, 2011	$518,069	$300,316	$(10,000)	$(340,064)	$468,321
Year Ended December 31, 2010	$54,884	$387,822	$524,215	$(448,852)	$518,069

(1)	For the year ended December 31, 2010, a charge of $523,950 due to the adoption of ASC 860 and ASC 810 is included in the Allowance for Loan Loss – Credit card receivables.

S-II