Form 10-Q
period 2013-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2013-05-06
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, 49,186,398 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$764,149	$893,352
Trade receivables, less allowance for doubtful accounts ($4,558 and $3,919 at March 31, 2013 and December 31, 2012, respectively)	331,608	370,110
Credit card receivables:
Credit card receivables – restricted for securitization investors	5,960,423	6,597,120
Other credit card receivables	1,066,260	852,512
Total credit card receivables	7,026,683	7,449,632
Allowance for loan loss	(471,016)	(481,958)
Credit card receivables, net	6,555,667	6,967,674
Deferred tax asset, net	228,354	237,268
Other current assets	670,223	171,049
Redemption settlement assets, restricted	537,825	492,690
Total current assets	9,087,826	9,132,143
Property and equipment, net	255,905	253,028
Deferred tax asset, net	27,573	30,027
Cash collateral, restricted	67,191	65,160
Intangible assets, net	552,708	582,874
Goodwill	1,743,683	1,751,053
Other non-current assets	191,625	185,854
Total assets	$11,926,511	$12,000,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$258,278	$215,470
Accrued expenses	221,981	274,625
Deposits	1,056,086	1,092,753
Asset-backed securities debt – owed to securitization investors	1,581,719	1,474,054
Current debt	823,889	803,269
Other current liabilities	112,641	117,283
Deferred revenue	997,136	1,055,323
Total current liabilities	5,051,730	5,032,777
Deferred revenue	186,328	193,738
Deferred tax liability, net	282,614	277,354
Deposits	1,120,991	1,135,658
Asset-backed securities debt – owed to securitization investors	2,501,916	2,656,916
Long-term and other debt	2,047,098	2,051,570
Other liabilities	131,308	123,639
Total liabilities	11,321,985	11,471,652
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 95,320 shares and 94,963 shares at March 31, 2013 and December 31, 2012, respectively	953	950
Additional paid-in capital	1,448,574	1,454,230
Treasury stock, at cost, 45,692 shares and 45,360 shares at March 31, 2013 and December 31, 2012, respectively	(2,509,802)	(2,458,092)
Retained earnings	1,682,239	1,553,260
Accumulated other comprehensive loss	(17,438)	(21,861)
Total stockholders’ equity	604,526	528,487
Total liabilities and stockholders’ equity	$11,926,511	$12,000,139

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues
Transaction	$82,348	$82,744
Redemption	160,012	188,466
Finance charges, net	477,404	376,315
Database marketing fees and direct marketing services	295,606	213,596
Other revenue	38,067	30,448
Total revenue	1,053,437	891,569
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	620,422	526,905
Provision for loan loss	66,648	49,327
General and administrative	22,292	23,999
Depreciation and other amortization	19,560	17,604
Amortization of purchased intangibles	33,290	21,115
Total operating expenses	762,212	638,950
Operating income	291,225	252,619
Interest expense
Securitization funding costs	24,485	22,329
Interest expense on deposits	7,007	5,963
Interest expense on long-term and other debt, net	51,052	37,360
Total interest expense, net	82,544	65,652
Income before income tax	$208,681	$186,967
Provision for income taxes	79,702	71,738
Net income	$128,979	$115,229

Basic income per share	$2.59	$2.30
Diluted income per share	$1.92	$1.86

Weighted average shares:
Basic	49,762	50,147
Diluted	67,328	61,849

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Net income	$128,979	$115,229
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale, net of tax benefit of $(152) and $(26) for the three months ended March 31, 2013 and 2012, respectively	1,096	1,484
Foreign currency translation adjustments	3,327	(3,066)
Other comprehensive income (loss)	4,423	(1,582)
Total comprehensive income, net of tax	$133,402	$113,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,979	$115,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,850	38,719
Deferred income taxes	14,597	8,026
Provision for loan loss	66,648	49,327
Non-cash stock compensation	13,024	12,306
Fair value gain on interest-rate derivatives	(6,311)	(7,012)
Amortization of discount on debt	22,241	19,750
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	5,605	33,947
Change in other assets	2,903	18,269
Change in accounts payable and accrued expenses	5,440	9,205
Change in deferred revenue	(34,918)	(39,157)
Change in other liabilities	10,065	(5,947)
Excess tax benefits from stock-based compensation	(9,596)	(11,713)
Other	7,475	(1,326)
Net cash provided by operating activities	279,002	239,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(52,863)	34,585
Change in restricted cash	(463,058)	(44,763)
Change in credit card receivables	371,421	257,512
Purchase of credit card portfolios	(37,061)	(97,653)
Change in cash collateral, restricted	(1,551)	16,024
Capital expenditures	(28,282)	(31,366)
Purchases of marketable securities	(45,720)	—
Maturities/sales of marketable securities	476	452
Other	(1,250)	44
Net cash (used in) provided by investing activities	(257,888)	134,835

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	—	699,500
Repayments of borrowings	(6,088)	(473,953)
Issuances of deposits	326,881	136,760
Repayments of deposits	(378,215)	(202,741)
Borrowings from asset-backed securities	500,004	—
Repayments/maturities of asset-backed securities	(547,339)	(350,483)
Payment of capital lease obligations	(6)	(5)
Payment of deferred financing costs	(2,506)	(18,098)
Excess tax benefits from stock-based compensation	9,596	11,713
Proceeds from issuance of common stock	2,093	6,928
Purchase of treasury shares	(51,710)	(2,521)
Net cash used in financing activities	(147,290)	(192,900)

Effect of exchange rate changes on cash and cash equivalents	(3,027)	1,273
Change in cash and cash equivalents	(129,203)	182,831
Cash and cash equivalents at beginning of period	893,352	216,213
Cash and cash equivalents at end of period	$764,149	$399,044

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$47,951	$49,466
Income taxes paid, net	$37,724	$34,685

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its wholly owned subsidiaries and its consolidated variable interest entities, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which expands the disclosure requirements for items reclassified from accumulated other comprehensive income to net income by requiring the total changes of each component of other comprehensive income to be disaggregated and separately presenting current period reclassification adjustments from the remainder of other comprehensive income for the period. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and requires prospective application. ASU 2013-02 had no impact on the Company’s financial condition, results of operations or cash flows.

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net Income	$128,979	$115,229
Denominator:
Weighted average shares, basic	49,762	50,147
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	10,133	7,667
Shares from assumed conversion of convertible note warrants	6,854	3,289
Net effect of dilutive stock options and unvested restricted stock	579	746
Denominator for diluted calculations	67,328	61,849

Basic net income per share	$2.59	$2.30
Diluted net income per share	$1.92	$1.86

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company calculates the effect of its convertible senior notes, which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has the intent to settle the convertible senior notes for cash.

Concurrently with the issuance of its convertible senior notes, the Company entered into hedge transactions that are generally expected to offset the potential dilution of the shares from assumed conversion of convertible senior notes.

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

3. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	March 31, 2013	December 31, 2012
	(In thousands)
Principal receivables	$6,680,812	$7,097,951
Billed and accrued finance charges	270,436	291,476
Other receivables	75,435	60,205
Total credit card receivables	7,026,683	7,449,632
Less credit card receivables – restricted for securitization investors	5,960,423	6,597,120
Other credit card receivables	$1,066,260	$852,512

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card receivables. The allowance for loan loss covers forecasted uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for adequacy.

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $58.7 million and $48.9 million for the three months ended March 31, 2013 and 2012, respectively. In estimating the allowance for uncollectible unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$481,958	$468,321
Provision for loan loss	66,648	49,327
Recoveries	30,785	28,850
Principal charge-offs	(108,375)	(99,015)
Balance at end of period	$471,016	$447,483

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

The following table presents the delinquency trends of the Company’s credit card portfolio:

	March 31, 2013	% of Total	December 31, 2012	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$6,680,812	100.0%	$7,097,951	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	83,929	1.2%	100,479	1.4%
61 to 90 days	57,609	0.9	62,546	0.9
91 or more days	112,916	1.7	120,163	1.7
Total	$254,454	3.8%	$283,188	4.0%

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

Credit card receivables for which temporary hardship and permanent concessions were granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card receivables are evaluated at their present value with impairment measured as the difference between the credit card receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified credit card receivables on a pooled basis, the discount rate used for credit card receivables is the average current annual percentage rate the Company applies to non-impaired credit card receivables, which approximates what would have been applied to the pool of modified credit card receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card receivables are included in the general pool of credit cards with the allowance determined under the contingent loss model of Accounting Standards Codification (“ASC”) 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to the modified credit card receivables in these programs, there would not be a material difference in the allowance for loan loss.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company had $118.2 million and $117.0 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $40.9 million and $39.7 million, respectively, as of March 31, 2013 and December 31, 2012. These modified credit card receivables represented less than 3% of the Company’s total credit card receivables as of March 31, 2013 and December 31, 2012, respectively.

The average recorded investment in the impaired credit card receivables was $117.6 million and $119.4 million for the three months ended March 31, 2013 and 2012, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $3.2 million for the three months ended March 31, 2013 and 2012, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended March 31, 2013
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	37,795	$33,966	$33,942

	Three Months Ended March 31, 2012
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	31,540	$28,238	$28,229

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended March 31, 2013
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	15,495	$14,483

	Three Months Ended March 31, 2012
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	16,020	$15,462

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Age of Credit Card Receivables

The following tables set forth, as of March 31, 2013 and 2012, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

	March 31, 2013
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,919	25.8%	$1,489,425	22.3%
13-24 Months	2,013	13.3	823,748	12.3
25-36 Months	1,415	9.3	634,826	9.5
37-48 Months	1,161	7.7	576,524	8.6
49-60 Months	920	6.1	467,542	7.0
Over 60 Months	5,726	37.8	2,688,747	40.3
Total	15,154	100.0%	$6,680,812	100.0%

	March 31, 2012
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,210	25.9%	$1,096,991	21.1%
13-24 Months	1,603	12.9	622,278	12.0
25-36 Months	1,298	10.5	602,557	11.6
37-48 Months	984	7.9	473,416	9.1
49-60 Months	808	6.5	379,070	7.3
Over 60 Months	4,496	36.3	2,015,820	38.9
Total	12,399	100.0%	$5,190,132	100.0%

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card receivables by obligor credit quality as of March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$182,777	2.7%	$186,242	3.6%
27.1% and higher	302,099	4.5	214,738	4.1
17.1% - 27.0%	615,789	9.2	424,710	8.2
12.6% - 17.0%	725,147	10.9	508,390	9.8
3.7% - 12.5%	2,662,963	39.9	2,088,922	40.2
1.9% - 3.6%	1,414,222	21.2	1,166,685	22.5
Lower than 1.9%	777,815	11.6	600,445	11.6
Total	$6,680,812	100.0%	$5,190,132	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Card Portfolio Acquisition

In March 2013, the Company acquired the existing private label credit card portfolio of Barneys New York. The purchase price was $37.1 million, which is subject to customary purchase price adjustments, and consisted of $35.3 million of credit card receivables and $1.8 million of intangible assets that are included in the March 31, 2013 unaudited condensed consolidated balance sheet.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three months ended March 31, 2013 and 2012.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31, 2013	December 31, 2012
	(In thousands)
Total credit card receivables – restricted for securitization investors	$5,960,423	$6,597,120
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$98,729	$112,203

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net charge-offs of securitized principal	$74,094	$62,805

4. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. These assets are primarily denominated in Canadian dollars. There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2013 and the twelve months ended December 31, 2012. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	March 31, 2013				December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$54,709	$—	$—	$54,709	$40,266	$—	$—	$40,266
Government bonds	4,983	21	—	5,004	5,064	53	—	5,117
Corporate bonds	466,272	11,913	(73)	478,112	436,846	10,560	(99)	447,307
Total	$525,964	$11,934	$(73)	$537,825	$482,176	$10,613	$(99)	$492,690

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2013 and December 31, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		March 31, 2013 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$18,060	$(73)	$—	$—	$18,060	$(73)
Total	$18,060	$(73)	$—	$—	$18,060	$(73)

	Less than 12 months		December 31, 2012 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$36,518	$(99)	$—	$—	$36,518	$(99)
Total	$36,518	$(99)	$—	$—	$36,518	$(99)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of March 31, 2013, the Company does not consider the investments to be other-than-temporarily impaired.

The net carrying value and estimated fair value of the securities at March 31, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$134,599	$135,464
Due after one year through five years	391,365	402,361
Total	$525,964	$537,825

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2013
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(140,106)	$300,094	3-12 years—straight line
Premium on purchased credit card portfolios	239,561	(117,275)	122,286	5-10 years—straight line, accelerated
Customer database	161,700	(107,587)	54,113	4-10 years—straight line
Collector database	68,799	(62,658)	6,141	30 years—15% declining balance
Tradenames	59,056	(11,576)	47,480	4-15 years—straight line
Purchased data lists	15,339	(9,463)	5,876	1-5 years—straight line, accelerated
Favorable lease	3,291	(115)	3,176	10 years—straight line
Noncompete agreements	1,300	(108)	1,192	3 years—straight line
	$989,246	$(448,888)	$540,358
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,001,596	$(448,888)	$552,708

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(124,351)	$315,849	3-12 years—straight line
Premium on purchased credit card portfolios	237,800	(108,227)	129,573	5-10 years—straight line, accelerated
Customer database	161,700	(102,706)	58,994	4-10 years—straight line
Collector database	70,550	(63,980)	6,570	30 years—15% declining balance
Tradenames	59,102	(10,139)	48,963	4-15 years—straight line
Purchased data lists	14,540	(8,527)	6,013	1-5 years—straight line, accelerated
Favorable lease	3,291	(29)	3,262	10 years—straight line
Noncompete agreements	1,300	—	1,300	3 years—straight line
	$988,483	$(417,959)	$570,524
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,000,833	$(417,959)	$582,874

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2012	$248,070	$1,241,251	$261,732	$—	$1,751,053
Effects of foreign currency translation	(5,875)	(1,495)	—	—	(7,370)
March 31, 2013	$242,195	$1,239,756	$261,732	$—	$1,743,683

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. DEBT

Debt consists of the following:

Description	March 31, 2013	December 31, 2012	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2011 credit facility	$—	$—	May 2016	—
2011 term loan	880,191	885,928	May 2016 or May 2017	(1)
Convertible senior notes due 2013	783,718	768,831	August 2013	1.75%
Convertible senior notes due 2014	311,146	304,333	May 2014	4.75%
Senior notes due 2017	395,924	395,734	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Capital lease obligations and other debt	8	13	July 2013	7.10%
Total long-term and other debt	2,870,987	2,854,839
Less: current portion	(823,889)	(803,269)
Long-term portion	$2,047,098	$2,051,570

Deposits:
Certificates of deposit	$1,862,797	$1,974,158	Various – April 2013 – March 2020	0.20% to 5.25%
Money market deposits	314,280	254,253	On demand	0.01% to 0.25%
Total deposits	2,177,077	2,228,411
Less: current portion	(1,056,086)	(1,092,753)
Long-term portion	$1,120,991	$1,135,658

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$2,746,916	$2,403,555	Various – July 2013 – June 2019	1.61% to 6.75%
Floating rate asset-backed term note securities	500,000	545,700	April 2013	(2)
Conduit asset-backed securities	836,719	1,181,715	Various – May 2013 – March 2014	1.19% to 1.69%
Total asset-backed securities – owed to securitization investors	4,083,635	4,130,970
Less: current portion	(1,581,719)	(1,474,054)
Long-term portion	$2,501,916	$2,656,916

(1)	At March 31, 2013, the weighted average interest rate for the 2011 Term Loan was 2.21%.

(2)
Interest rates include those for certain of the Company’s asset-backed securities – owed to securitization investors where floating rate debt is fixed through interest rate swap agreements. The interest rate for the floating rate debt is equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.1% to 0.6%, each as defined in the respective agreements. The weighted average interest rate of the fixed rate achieved through interest rate swap agreements is 5.53% at March 31, 2013.

      At March 31, 2013, the Company was in compliance with its covenants.

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Marketing Services, LLC, Epsilon Data Management LLC, Comenity LLC, Comenity Servicing LLC and Alliance Data FHC, Inc., as guarantors, are party to a credit agreement that provides for a $903.1 million term loan (the “2011 Term Loan”) with certain principal repayments and a $917.5 million revolving line of credit (the “2011 Credit Facility”).

Total availability under the 2011 Credit Facility at March 31, 2013 was $915.7 million.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Convertible Senior Notes

The Company has outstanding $1.15 billion of convertible senior notes, consisting of $804.6 million scheduled to mature on August 1, 2013 and $345.0 million scheduled to mature on May 15, 2014. The table below summarizes the carrying value of the components of the convertible senior notes:

	March 31, 2013	December 31, 2012
	(In millions)
Carrying amount of equity component	$368.7	$368.7

Principal amount of liability component	$1,149.6	$1,150.0
Unamortized discount	(54.7)	(76.8)
Net carrying value of liability component	$1,094.9	$1,073.2

If-converted value of common stock	$2,833.6	$2,534.4

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at March 31, 2013, is a weighted average period of 0.6 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Interest expense calculated on contractual interest rate	$7,528	$7,619
Amortization of discount on liability component	22,050	19,750
Total interest expense on convertible senior notes	$29,578	$27,369

Effective interest rate (annualized)	11.0%	11.0%

Both the convertible senior notes due 2013 (the “Convertible Senior Notes due 2013”) and the convertible senior notes due 2014 (the “Convertible Senior Notes due 2014”) are convertible at the option of the holder based on the condition that the common stock trading price exceeded 130% of the applicable conversion price. Through March 2013, certain of the convertible senior notes were surrendered for conversion and, in each case, either have been or will be settled in cash following the completion of the applicable cash settlement averaging period. The amounts settled during the period were not material.

In addition, pursuant to the indenture governing the Convertible Senior Notes due 2013, the Company has provided notice that it intends to satisfy conversions occurring on or after April 2, 2013 by paying solely cash.

Senior Notes Due 2017

In November 2012, the Company issued and sold $400 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the “Senior Notes due 2017”) at an issue price of 98.912% of the aggregate principal amount. The unamortized discount at the time of issuance was $4.3 million. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at March 31, 2013, is a period of 4.7 years at an effective annual interest rate of 5.5%.

Deposits

As of March 31, 2013, Comenity Bank and Comenity Capital Bank had issued $314.3 million in money market deposits. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Asset-backed Securities – Owed to Securitization Investors

Asset-backed Term Notes

In February 2013, Master Trust I issued $500.0 million of term asset-backed securities to investors, which matures February 2018. The offering consisted of $375.0 million of Class A Series 2013-A asset-backed notes with a fixed interest rate of 1.61% per year and an aggregate of $125.0 million of subordinated classes of the term asset-backed notes that were retained by the Company and are eliminated from the unaudited condensed consolidated financial statements.

In April 2006, Master Trust I issued $500.0 million of term asset-backed securities to investors. These notes matured in April 2013. Pursuant to the indenture supplement applicable to these securities, as of March 31, 2013, the Company collected $500.0 million of principal payments made by its credit cardholders during the accumulation period. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2013.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of March 31, 2013, total capacity under the conduit facilities was $1.9 billion, of which $0.8 billion had been drawn and was included in asset-backed securities debt in the unaudited condensed consolidated balance sheet. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from May 2013 to March 2014 with variable interest rates ranging from 1.19% to 1.69% as of March 31, 2013.

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

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate derivatives at March 31, 2013 and December 31, 2012 in the unaudited condensed consolidated balance sheets:

	March 31, 2013		December 31, 2012
	Notional Amount	Weighted Average Years to Maturity	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate derivatives not designated as hedging instruments	$500,000	0.04	$545,700	0.51

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate derivatives not designated as hedging instruments	Other assets	$—	Other assets	$4
Interest rate derivatives not designated as hedging instruments	Other current liabilities	$2,200	Other current liabilities	$8,515

During the three months ended March 31, 2013 and 2012, gains on derivative instruments of $6.3 million and $7.0 million, respectively, were recognized in securitization funding costs within the unaudited condensed consolidated statements of income.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2013, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features. The Company has provisions in certain of the master agreements that require counterparties to post collateral to the Company when their credit ratings fall below certain thresholds. At March 31, 2013, these thresholds were not breached and no amounts were held as collateral by the Company.

7. DEFERRED REVENUE

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on fees received is deferred. Amounts for revenue related to the redemption element and service element are recorded in redemption revenue and transaction revenue, respectively, in the unaudited condensed consolidated statements of income.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2012	$380,013	$869,048	$1,249,061
Cash proceeds	46,441	122,268	168,709
Revenue recognized	(53,994)	(149,754)	(203,748)
Other	—	70	70
Effects of foreign currency translation	(9,363)	(21,265)	(30,628)
March 31, 2013	$363,097	$820,367	$1,183,464
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$176,769	$820,367	$997,136
Non-current liabilities	$186,328	$—	$186,328

8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On January 2, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company’s outstanding common stock from January 2, 2013 through December 31, 2013, subject to any restrictions pursuant to the terms of the Company’s credit agreements, indentures, applicable securities laws or otherwise.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For the three months ended March 31, 2013, the Company acquired a total of 332,000 shares of its common stock for $51.7 million. As of March 31, 2013, the Company has $348.3 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cost of operations	$8,942	$7,567
General and administrative	4,082	4,739
Total	$13,024	$12,306

During the three months ended March 31, 2013, the Company awarded 257,212 performance-based restricted stock units with a weighted average grant date fair value per share of $152.05 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2013 to December 31, 2013 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2014, an additional 33% of the award on February 23, 2015 and the final 34% of the award on February 22, 2016, provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2013, the Company awarded 68,460 service-based restricted stock units with a weighted average grant date fair value per share of $152.31 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2012	$10,321	$(32,182)	$(21,861)
Changes in other comprehensive income	1,096	3,327	4,423
Balance as of March 31, 2013	$11,417	$(28,855)	$(17,438)

A de minimis amount of items were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013.

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2011	$6,953	$(30,009)	$(23,056)
Changes in other comprehensive income (loss)	1,484	(3,066)	(1,582)
Balance as of March 31, 2012	$8,437	$(33,075)	$(24,638)

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$764,149	$764,149	$893,352	$893,352
Trade receivables, net	331,608	331,608	370,110	370,110
Credit card receivables, net	6,555,667	6,555,667	6,967,674	6,967,674
Redemption settlement assets, restricted	537,825	537,825	492,690	492,690
Cash collateral, restricted	67,191	67,191	65,160	65,160
Other investment securities	600,018	600,018	91,972	91,972
Derivative instruments	—	—	4	4
Financial liabilities
Accounts payable	258,278	258,278	215,470	215,470
Deposits	2,177,077	2,208,124	2,228,411	2,255,089
Asset-backed securities debt – owed to securitization investors	4,083,635	4,175,016	4,130,970	4,225,745
Long-term and other debt	2,870,987	4,661,801	2,854,839	4,358,379
Derivative instruments	2,200	2,200	8,515	8,515

Fair Value of Assets and Liabilities Held at March 31, 2013 and December 31, 2012

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

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of March 31, 2013, the Company does not consider the investments to be other-than-temporarily impaired.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements at March 31, 2013 Using
	Balance at March 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,004	$—	$5,004	$—
Corporate bonds (1)	478,112	—	478,112	—
Cash collateral, restricted	67,191	4,051	—	63,140
Other investment securities (2)	600,018	557,382	42,636	—
Total assets measured at fair value	$1,150,325	$561,433	$525,752	$63,140

Derivative instruments (3)	$2,200	$—	$2,200	$—
Total liabilities measured at fair value	$2,200	$—	$2,200	$—

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

		Fair Value Measurements at December 31, 2012 Using
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,117	$—	$5,117	$—
Corporate bonds (1)	447,307	6,165	441,142	—
Cash collateral, restricted	65,160	2,500	—	62,660
Other investment securities (2)	91,972	51,951	40,021	—
Derivative instruments (4)	4	—	4	—
Total assets measured at fair value	$609,560	$60,616	$486,284	$62,660

Derivative instruments (3)	$8,515	$—	$8,515	$—
Total liabilities measured at fair value	$8,515	$—	$8,515	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other assets in the unaudited condensed consolidated balance sheets.

(3)	Amounts are included in other current liabilities in the unaudited condensed consolidated balance sheets.

(4)	Amount is included in other assets in the unaudited condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of March 31, 2013 and 2012:

Cash Collateral, Restricted
(In thousands)
December 31, 2012	$62,660
Total gains (realized or unrealized):
Included in earnings	480
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in or out of Level 3	—
March 31, 2013	$63,140

Gains for the period included in earnings related to assets still held at March 31, 2013	$480

Cash Collateral, Restricted
(In thousands)
December 31, 2011	$158,727
Total gains (realized or unrealized):
Included in earnings	1,689
Purchases	—
Sales	—
Issuances	—
Settlements	(18,550)
Transfers in or out of Level 3	—
March 31, 2012	$141,866

Gains for the period included in earnings related to assets still held at March 31, 2012	$1,689

    There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2013 and 2012.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 1 to 43 months, with a weighted average term of 15 months. The unobservable input used to calculate the fair value was the discount rate of 3.2%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases (decreases) in the term or the discount rate would result in a lower (higher) fair value.

For the three months ended March 31, 2013 and 2012, gains included in earnings attributable to cash collateral, restricted are included in interest in the unaudited condensed consolidated statements of income.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$764,149	$764,149	$—	$—
Credit card receivables, net	6,555,667	—	—	6,555,667
Total assets	$7,319,816	$764,149	$—	$6,555,667

Deposits	$2,208,124	$—	$2,208,124	$—
Asset-backed securities debt - owed to securitization investors	4,175,016	—	4,175,016	—
Long-term and other debt	4,661,801	—	4,661,801	—
Total liabilities	$11,044,941	$—	$11,044,941	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$893,352	$893,352	$—	$—
Credit card receivables, net	6,967,674	—	—	6,967,674
Total assets	$7,861,026	$893,352	$—	$6,967,674

Deposits	$2,255,089	$—	$2,255,089	$—
Asset-backed securities debt - owed to securitization investors	4,225,745	—	4,225,745	—
Long-term and other debt	4,358,379	—	4,358,379	—
Total liabilities	$10,839,213	$—	$10,839,213	$—

11. INCOME TAXES

For the three months ended March 31, 2013 and 2012, the Company utilized an effective tax rate of 38.2% and 38.4%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income Taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2013 based on all known variables is 38.2%.

12. SEGMENT INFORMATION

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Three Months Ended March 31, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$240,907	$317,913	$497,348	$—	$(2,731)	$1,053,437
Adjusted EBITDA(1)	62,603	54,417	258,291	(18,212)	—	357,099
Stock compensation expense	2,419	3,987	2,536	4,082	—	13,024
Depreciation and amortization	4,322	34,220	13,334	974	—	52,850
Operating income (loss)	55,862	16,210	242,421	(23,268)	—	291,225
Interest expense, net	(281)	(16)	31,054	51,787	—	82,544
Income (loss) before income taxes	56,143	16,226	211,367	(75,055)	—	208,681

Three Months Ended March 31, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$257,797	$227,932	$407,346	$292	$(1,798)	$891,569
Adjusted EBITDA(1)	58,392	39,822	224,402	(18,972)	—	303,644
Stock compensation expense	2,121	3,611	1,835	4,739	—	12,306
Depreciation and amortization	5,119	24,378	8,525	697	—	38,719
Operating income (loss)	51,152	11,833	214,042	(24,408)	—	252,619
Interest expense, net	(160)	(18)	26,444	39,386	—	65,652
Income (loss) before income taxes	51,312	11,851	187,598	(63,794)	—	186,967

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on February 28, 2013.

Quarter in Review Highlights

For the three months ended March 31, 2013, revenue increased 18.2% to $1.1 billion and adjusted EBITDA increased 17.6% to $357.1 million as compared to the prior year period. See below for discussion of operating results for each of our three segments.

LoyaltyOne®

Revenue decreased 6.6% to $240.9 million and adjusted EBITDA increased 7.2% to $62.6 million for the three months ended March 31, 2013 as compared to the same period in 2012.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. A weaker Canadian dollar negatively impacted the results of operations for the three months ended March 31, 2013, as the average foreign currency exchange rate was $0.99 as compared to $1.00 in the prior year period, which lowered revenue and adjusted EBITDA by $1.9 million and $0.6 million, respectively.

AIR MILES® reward miles redeemed during the three months ended March 31, 2013 decreased 11.6% compared to the same period in the prior year with higher collector redemptions in the prior year attributable to the introduction of a five-year expiry policy.

The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed. AIR MILES reward miles issued during the three months ended March 31, 2013 decreased 3.1% compared to the same period in the prior year due to weakness in consumer credit card spending coupled with reduced promotional activity by our gas sponsors. Timing of sponsor promotional activities can impact issuance growth in a particular quarter; however, we still anticipate mid-single digit year-over-year issuance growth for 2013.

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on fees is deferred. We allocate the proceeds from issuances of AIR MILES reward miles into two components, the redemption element and the service element. With the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements,” the residual method is no longer utilized to allocate proceeds to the service element for new sponsor agreements entered into or existing sponsor agreements that are materially modified after January 1, 2011. For these agreements, we measure the service element at its estimated selling price. In the first quarter of 2013, we renewed our agreements with Bank of Montreal and Amex Bank of Canada, two of our top five sponsors. We believe there will be a shift in the allocation of deferred revenue between the service element and redemption element; however, these amounts were not material for the first quarter of 2013.

During the three months ended March 31, 2013, LoyaltyOne also signed a new multi-year agreement with Staples Canada, Inc., Canada’s largest supplier of office supplies, technology, office furniture and business services, to issue AIR MILES reward miles in-store and online.

AIR MILES Cash, an instant reward option added to the AIR MILES Reward Program in March 2012, continues to expand with over 1.3 million collectors currently enrolled. We expect approximately 10 percent of AIR MILES reward miles issued during 2013 will be under this option.

Further, CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz coalition loyalty program, or dotz, in which we have a 37% ownership, continues to be on track with their expansion efforts, and we anticipate that dotz will enter into five additional Brazilian markets by the end of 2013.

Index

Epsilon®

Revenue increased 39.5% to $317.9 million and adjusted EBITDA increased 36.7% to $54.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. These increases were driven by the acquisition of the Hyper Marketing group of companies, or HMI, in November 2012 as well as growth in agency revenue driven by strength in the telecommunications vertical.

During the three months ended March 31, 2013, Epsilon announced a new multi-year agreement with Road Scholar, a not-for-profit organization providing adults with educational travel opportunities worldwide, to provide database marketing services. We also renewed a multi-year agreement with Carlson Rezidor Hotel Group, one of the world’s largest hotel groups, to continue to provide email marketing services.

Private Label Services and Credit

Revenue increased 22.1% to $497.3 million and adjusted EBITDA increased 15.1% to $258.3 million for the three months ended March 31, 2013 as compared to the same period in 2012.

For the three months ended March 31, 2013, average credit card receivables increased 30.9% as compared to the same period in the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 32.1% for the three months ended March 31, 2013 due to strong core credit cardholder spending, recent new client signings and recent credit card portfolio acquisitions.

Delinquency rates improved to 3.8% of principal receivables at March 31, 2013, down from 4.0% at March 31, 2012. The principal net charge-off rate was 4.5% for the three months ended March 31, 2013 as compared to 5.3% in the prior year period.

In March 2013, we purchased the existing private label credit card portfolio of Barneys New York for a purchase price of $37.1 million, subject to customary purchase price adjustments.

During the three months ended March 31, 2013, we announced the signing of a new multi-year agreement with Caesars Entertainment Corporation to provide a co-brand credit card program aligned with Caesars’ loyalty program. Additionally, we announced the renewal of a multi-year agreement to continue providing co-brand credit card services to Gander Mountain, a leading multi-channel retailer of outdoor lifestyle products and services.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

See “Recently Issued Accounting Standards” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2013.

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

Index

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$128,979	$115,229
Stock compensation expense	13,024	12,306
Provision for income taxes	79,702	71,738
Interest expense, net	82,544	65,652
Depreciation and other amortization	19,560	17,604
Amortization of purchased intangibles	33,290	21,115
Adjusted EBITDA	$357,099	$303,644

Index

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$240,907	$257,797	$(16,890)	(6.6)%
Epsilon	317,913	227,932	89,981	39.5
Private Label Services and Credit	497,348	407,346	90,002	22.1
Corporate/Other	—	292	(292)	nm *
Eliminations	(2,731)	(1,798)	(933)	nm *
Total	$1,053,437	$891,569	$161,868	18.2%
Adjusted EBITDA (1):
LoyaltyOne	$62,603	$58,392	$4,211	7.2%
Epsilon	54,417	39,822	14,595	36.7
Private Label Services and Credit	258,291	224,402	33,889	15.1
Corporate/Other	(18,212)	(18,972)	760	(4.0)
Eliminations	—	—	—	—
Total	$357,099	$303,644	$53,455	17.6%
Stock compensation expense:
LoyaltyOne	$2,419	$2,121	$298	14.0%
Epsilon	3,987	3,611	376	10.4
Private Label Services and Credit	2,536	1,835	701	38.2
Corporate/Other	4,082	4,739	(657)	(13.9)
Total	$13,024	$12,306	$718	5.8%
Depreciation and amortization:
LoyaltyOne	$4,322	$5,119	$(797)	(15.6)%
Epsilon	34,220	24,378	9,842	40.4
Private Label Services and Credit	13,334	8,525	4,809	56.4
Corporate/Other	974	697	277	39.7
Total	$52,850	$38,719	$14,131	36.5%
Operating income:
LoyaltyOne	$55,862	$51,152	$4,710	9.2%
Epsilon	16,210	11,833	4,377	37.0
Private Label Services and Credit	242,421	214,042	28,379	13.3
Corporate/Other	(23,268)	(24,408)	1,140	(4.7)
Eliminations	—	—	—	—
Total	$291,225	$252,619	$38,606	15.3%
Adjusted EBITDA margin (2):
LoyaltyOne	26.0%	22.7%	3.3%
Epsilon	17.1	17.5	(0.4)
Private Label Services and Credit	51.9	55.1	(3.2)
Total	33.9%	34.1%	(0.2)%
Segment operating data:
Private label statements generated	46,620	37,117	9,503	25.6%
Credit sales	$3,095,646	$2,343,549	$752,097	32.1%
Average credit card receivables	$6,963,566	$5,321,515	$1,642,051	30.9%
AIR MILES reward miles issued	1,191,523	1,229,843	(38,320)	(3.1)%
AIR MILES reward miles redeemed	1,104,328	1,249,822	(145,494)	(11.6)%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $161.9 million, or 18.2%, to $1.1 billion for the three months ended March 31, 2013 from $891.6 million for the three months ended March 31, 2012. The net increase was due to the following:

•
Transaction. Revenue decreased $0.4 million, or 0.5%, to $82.3 million for the three months ended March 31, 2013. Transaction revenue was negatively impacted by a decrease of $21.8 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with the signing of new clients. These decreases were offset by an increase of $9.9 million in other servicing fees charged to our credit cardholders and an increase of $12.1 million in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, as a result of increases in the number of AIR MILES reward miles issued in previous quarters.

•	Redemption. Revenue decreased $28.5 million, or 15.1%, to $160.0 million for the three months ended March 31, 2013 due to an 11.6% decrease in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy for the AIR MILES Reward Program stimulated redemption activity in the first quarter of 2012.

•
Finance charges, net. Revenue increased $101.1 million, or 26.9%, to $477.4 million for the three months ended March 31, 2013. This increase was driven by a 30.9% increase in average credit card receivables, which have increased approximately $1.6 billion through a combination of growth in our existing credit card receivables and recent credit card portfolio acquisitions. This was offset in part by a 90 basis point decline in gross yield, which was also impacted by the recent credit card portfolio acquisitions.

•
Database marketing fees and direct marketing. Revenue increased $82.0 million, or 38.4%, to $295.6 million for the three months ended March 31, 2013. The increase in revenue was driven by our acquisition of HMI, which added $73.7 million, as well as an increase in agency revenue of $12.0 million due to demand in the telecommunications vertical.

•	Other revenue. Revenue increased $7.6 million, or 25.0%, to $38.1 million for the three months ended March 31, 2013 due to additional consulting services provided by agency.

Cost of operations. Cost of operations increased $93.5 million, or 17.7%, to $620.4 million for the three months ended March 31, 2013 from $526.9 million for the three months ended March 31, 2012. The increase was due to the following:

•
Within the LoyaltyOne segment, cost of operations decreased $20.8 million due to a $21.0 million decrease in fulfillment costs for the AIR MILES Reward Program associated with the decline in AIR MILES reward miles redeemed. In addition, marketing expenses decreased $3.9 million due to greater costs associated with the promotion of AIR MILES Cash in 2012, which was partially offset by an increase in payroll and benefits of $2.1 million.

•
Within the Epsilon segment, cost of operations increased $75.8 million due to the HMI acquisition, which added $65.7 million. Cost of operations also increased as a result of an increase in direct marketing costs associated with the increase in agency revenue.

•
Within the Private Label Services and Credit segment, cost of operations increased by $39.5 million. Payroll and benefits increased $15.1 million due to an increase in the number of associates to support future growth, and marketing expenses increased $5.7 million, due in part to growth in credit sales. Other operating expenses increased by $18.7 million due to growth, as credit card processing expenses were higher due to an increase in the number of statements generated, data processing costs increased due to growth in volumes and expenses associated with other servicing fees increased as revenue increased.

Provision for loan loss. Provision for loan loss increased $17.3 million, or 35.1%, to $66.6 million for the three months ended March 31, 2013 as compared to $49.3 million for the three months ended March 31, 2012. The increase in the provision was a result of the growth in credit card receivables, offset in part by improved credit quality. The net charge-off rate improved 80 basis points to 4.5% for the three months ended March 31, 2013 as compared to 5.3% for the three months ended March 31, 2012. Delinquency rates improved to 3.8% of principal credit card receivables at March 31, 2013 from 4.0% at March 31, 2012.

Index

General and administrative. General and administrative expenses decreased $1.7 million, or 7.1%, to $22.3 million for the three months ended March 31, 2013 as compared to $24.0 million for the three months ended March 31, 2012 due to lower payroll and benefit costs as well as a decrease in professional fees and consulting costs.

Depreciation and other amortization. Depreciation and other amortization increased $2.0 million, or 11.1%, to $19.6 million for the three months ended March 31, 2013, as compared to $17.6 million for the three months ended March 31, 2012, due to additional assets placed into service resulting from recent capital expenditures as well as fixed assets from the HMI acquisition.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $12.2 million, or 57.7%, to $33.3 million for the three months ended March 31, 2013 as compared to $21.1 million for the three months ended March 31, 2012. The increase relates to $8.4 million of additional amortization associated with the intangible assets from the HMI acquisition, and additional amortization associated with the intangible assets from recent credit card portfolio acquisitions.

Interest expense. Total interest expense, net increased $16.9 million, or 25.7%, to $82.5 million for the three months ended March 31, 2013 as compared to $65.7 million for the three months ended March 31, 2012 due to the following:

•
Securitization funding costs. Securitization funding costs increased $2.2 million due to greater borrowings for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. These increases were offset by lower average interest rates.

•	Interest expense on deposits. Interest expense on deposits increased $1.0 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $13.7 million due to an increase of $13.0 million resulting from the 2012 issuances of senior notes. In addition, the amortization of imputed interest associated with the convertible senior notes increased $2.3 million as compared to the same period in 2012. These increases were offset by a decline in interest expense associated with our credit facility.

Taxes. Income tax expense increased $8.0 million to $79.7 million for the three months ended March 31, 2013 from $71.7 million for the comparable period in 2012 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the three months ended March 31, 2013 declined to 38.2% as compared to 38.4% for the three months ended March 31, 2012.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $161.9 million, or 18.2%, to $1.1 billion for the three months ended March 31, 2013 from $891.6 million for the three months ended March 31, 2012. The net increase was due to the following:

•
LoyaltyOne. Revenue decreased $16.9 million, or 6.6%, to $240.9 million for the three months ended March 31, 2013. Redemption revenue decreased $28.5 million, or 15.1%, due to the decline in the number of AIR MILES reward miles redeemed. Revenue from issuance fees, for which we provide marketing and administrative services, increased $12.1 million, due in part to increases in the total number of AIR MILES reward miles issued in previous quarters.

•
Epsilon. Revenue increased $90.0 million, or 39.5%, to $317.9 million for the three months ended March 31, 2013. The acquisition of HMI contributed $73.9 million to revenue. In addition, agency revenue increased $17.1 million, or 20.6%, primarily due to demand in the telecommunications vertical.

•
Private Label Services and Credit. Revenue increased $90.0 million, or 22.1%, to $497.3 million for the three months ended March 31, 2013. Finance charges and late fees increased by $101.1 million, driven by a 30.9% increase in average credit card receivables due to recent credit card portfolio acquisitions and strong credit cardholder spending. Transaction revenue decreased $11.1 million due to lower merchant fees resulting from increased royalty payments associated with the signing of new clients, offset by an increase in other servicing fees.

Index

Adjusted EBITDA. For purposes of the discussion below, adjusted EBITDA is equal to net income plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA margin is adjusted EBITDA divided by revenue. Adjusted EBITDA increased $53.5 million, or 17.6%, to $357.1 million for the three months ended March 31, 2013 from $303.6 million for the three months ended March 31, 2012. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $4.2 million, or 7.2%, to $62.6 million for the three months ended March 31, 2013, and adjusted EBITDA margin also increased to 26.0% for the three months ended March 31, 2013 from 22.7% for the same period in the prior year. Adjusted EBITDA was positively impacted by a reduction in operating expenses including a decline in marketing expenses due to the promotional activity in 2012 associated with AIR MILES Cash as well as a decline in expenses associated with international activities.

•
Epsilon. Adjusted EBITDA increased $14.6 million, or 36.7%, to $54.4 million for the three months ended March 31, 2013. Adjusted EDITDA was positively impacted by the growth in revenue, the acquisition of HMI, which added $8.4 million to adjusted EBITDA, and cost-saving initiatives and operational efficiencies implemented by Epsilon in the second half of 2012.

•
Private Label Services and Credit. Adjusted EBITDA increased $33.9 million, or 15.1%, to $258.3 million for the three months ended March 31, 2013. Adjusted EBITDA was positively impacted by the increase in finance charges, net, offset in part by an increase in operating expenses due to increased volumes as well as in part by an increase in the provision for loan loss due to the increase in credit card receivables.

•
Corporate/Other. Adjusted EBITDA increased $0.8 million to a loss of $18.2 million for the three months ended March 31, 2013 related to a decrease in payroll and benefits expense as well as a decline in professional fees and consulting costs.

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

The following table presents the delinquency trends of our credit card portfolio:

	March 31, 2013	% of Total	December 31, 2012	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$6,680,812	100.0%	$7,097,951	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	83,929	1.2%	100,479	1.4%
61 to 90 days	57,609	0.9	62,546	0.9
91 or more days	112,916	1.7	120,163	1.7
Total	$254,454	3.8%	$283,188	4.0%

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

	Three Months Ended March 31,
	2013	2012
	(In thousands, except percentages)
Average credit card receivables	$6,963,566	$5,321,515
Net charge-offs of principal receivables	77,590	70,165
Net charge-offs as a percentage of average credit card receivables (1)	4.5%	5.3%

(1)
We acquired the credit card receivables of The Bon-Ton Stores, Inc. and The Talbots, Inc. in July 2012 and August 2012, respectively. Under GAAP, losses associated with purchased credit card receivables are reflected in the fair value of the purchased credit card receivables and not reported as net charge-offs. The net charge-off rate would have been 4.7% for the three months ended March 31, 2013 if losses associated with the acquired credit card receivables had been reported as net charge-offs.

See Note 3, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We generated cash flow from operating activities of $279.0 million and $239.6 million for the three months ended March 31, 2013 and 2012, respectively. The increase in operating cash flows in 2013 was primarily due to increased profitability for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

We utilize our cash flow from operations for ongoing business operations, repayments of revolving or other debt, acquisitions, capital expenditures and repurchases of our common stock.

Investing Activities. Cash used in investing activities was $257.9 million for the three months ended March 31, 2013 as compared to cash provided by investing activities of $134.8 million for the three months ended March 31, 2012. Significant components of investing activities are as follows:

•
Redemption Settlement Assets. Cash decreased $52.9 million for the three months ended March 31, 2013, as compared to a cash increase of $34.6 million for the three months ended March 31, 2012, due to the increase in funding requirements resulting from the change in estimate of breakage in December 2012.

•
Restricted Cash. Cash decreased $463.1 million for the three months ended March 31, 2013 due to the $500.0 million principal accumulation for the repayment of asset-backed securities debt maturing in April 2013. During the three months ended March 31, 2012, cash decreased $44.8 million due to the principal accumulation for the monthly repayment of asset-backed securities debt during 2012.

•
Credit Card Receivables Funding. Cash increased $371.4 million and $257.5 million for the three months ended March 31, 2013 and 2012, respectively, due to the seasonal pay down of credit card receivables.

•
Purchase of Credit Card Portfolios. Cash decreased $37.1 million for the three months ended March 31, 2013 due to the acquisition of the private label credit card portfolio from Barneys New York. During the three months ended March 31, 2012, cash decreased $97.7 million due to the acquisition of the private label credit card portfolio from Pier 1 Imports.

•
Capital Expenditures. Our capital expenditures for the three months ended March 31, 2013 were $28.3 million compared to $31.4 million for the comparable period in 2012. We anticipate capital expenditures not to exceed approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $147.3 million and $192.9 million for the three months ended March 31, 2013 and 2012, respectively. Our financing activities during the three months ended March 31, 2013 relate primarily to borrowings and repayments of deposits and asset-backed securities debt and repurchases of our common stock.

Index

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreement and issuances of equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources.

As of March 31, 2013, we had no borrowings under our credit facility, with total availability at $915.7 million. Our total leverage ratio, as defined in our credit agreement, was 2.3 to 1 at March 31, 2013, as compared to the maximum covenant ratio of 3.5 to 1. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 16.4%, 16.6% and 17.7%, respectively, at March 31, 2013. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 15.1%, 14.4% and 16.4%, respectively, at March 31, 2013.

We believe that internally generated funds and other sources of liquidity will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the repayment of the convertible senior notes scheduled to mature on August 1, 2013, which we have elected to settle in cash.

As of March 31, 2013, we were in compliance with our covenants. See Note 6, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Securitization Program. We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Master Note Trust, or the WFC Trust. These securitization programs are the primary vehicle through which we finance Comenity Bank’s and Comenity Capital Bank’s credit card receivables.

As of March 31, 2013, the WFN Trusts and the WFC Trust had approximately $6.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these credit card securitization trusts.

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

At March 31, 2013, we had $4.1 billion of asset-backed securities debt – owed to securitization investors, of which $1.6 billion is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of March 31, 2013 for the WFN Trusts and the WFC Trust by year:

	2013	2014	2015	2016	2017 & Thereafter	Total
	(In thousands)
Term notes	$745,000	$250,000	$393,750	$100,000	$1,758,166	$3,246,916
Conduit facilities (1)	705,000	1,200,000	—	—	—	1,905,000
Total (2)	$1,450,000	$1,450,000	$393,750	$100,000	$1,758,166	$5,151,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
Total amounts do not include $1.0 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.

Index

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

In February 2013, World Financial Network Credit Card Master Note Trust issued $500.0 million of term asset-backed securities to investors. The offering consisted of $375.0 million of Class A Series 2013-A asset-backed term notes that have a fixed interest rate of 1.61% per year and mature in February 2018. In addition, we retained an aggregate of $125.0 million of subordinated classes of the term asset-backed notes that have been eliminated from our consolidated financial statements.

In April 2013, $500.0 million of floating rate Series 2006-A asset-backed term notes matured.

See Note 6, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our asset-backed securities debt.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2012 related to our exposure to market risk from interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In November 2012, we acquired HMI for $451.8 million, and in December 2012 we acquired Advecor, Inc., or Advecor, for $12.2 million. Because of the timing of the acquisitions, HMI and Advecor were excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2013. We will expand our evaluation of the effectiveness of the internal controls over financial reporting to include HMI and Advecor in the fourth quarter of 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “would” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of this Quarterly Report.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(Dollars in millions)
During 2013:
January 1-31	4,830	$155.54	—	$400.0
February 1-28	72,300	152.09	68,600	389.6
March 1-31	268,916	156.74	263,400	348.3
Total	346,046	$155.75	332,000	$348.3

(1)
During the period represented by the table, 14,046 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

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

3.3
First Amendment to the Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K, filed with the SEC on March 22, 2013, File No. 001-15749).

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

10.2
Amended and Restated Program Participation Agreement, dated as of January 1, 2013, by and between LoyaltyOne, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on January 14, 2013, File No. 001-15749).

10.3
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

10.4
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

+10.5
Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2013 grant) (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2013, File No. 001-15749).

+10.6
Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2013 grant) (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on February 25, 2013, File No. 001-15749).

+10.7
Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan, effective January 1, 2013 (incorporated by reference to Exhibit No. 10.56 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2013, File No. 001-15749).

10.8
Fourth Amended and Restated Service Agreement, dated as of March 1, 2011, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank, as assigned to Comenity Servicing LLC effective January 1, 2013 (incorporated by reference to Exhibit No. 10.105 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2013, File No. 001-15749).

10.9
Service Agreement, dated as of March 1, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on March 7, 2013, File Nos. 333-60418, 333-60418-01 and 333-113669).

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

Date: May 6, 2013

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: May 6, 2013