Form 10-Q
period 2013-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2013-08-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, 48,742,778 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$749,821	$893,352
Trade receivables, less allowance for doubtful accounts ($4,339 and $3,919 at June 30, 2013 and December 31, 2012, respectively)	337,458	370,110
Credit card receivables:
Credit card receivables – restricted for securitization investors	6,074,037	6,597,120
Other credit card receivables	1,156,553	852,512
Total credit card receivables	7,230,590	7,449,632
Allowance for loan loss	(448,396)	(481,958)
Credit card receivables, net	6,782,194	6,967,674
Deferred tax asset, net	223,870	237,268
Other current assets	455,399	171,049
Redemption settlement assets, restricted	509,230	492,690
Total current assets	9,057,972	9,132,143
Property and equipment, net	265,534	253,028
Deferred tax asset, net	28,876	30,027
Cash collateral, restricted	47,501	65,160
Intangible assets, net	520,831	582,874
Goodwill	1,736,054	1,751,053
Other non-current assets	210,544	185,854
Total assets	$11,867,312	$12,000,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$241,437	$215,470
Accrued expenses	243,882	274,625
Deposits	1,106,452	1,092,753
Asset-backed securities debt – owed to securitization investors	660,000	1,474,054
Current debt	1,131,374	803,269
Other current liabilities	133,298	117,283
Deferred revenue	968,517	1,055,323
Total current liabilities	4,484,960	5,032,777
Deferred revenue	173,610	193,738
Deferred tax liability, net	268,202	277,354
Deposits	1,148,914	1,135,658
Asset-backed securities debt – owed to securitization investors	3,351,916	2,656,916
Long-term and other debt	1,724,670	2,051,570
Other liabilities	134,192	123,639
Total liabilities	11,286,464	11,471,652
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 95,376 shares and 94,963 shares at June 30, 2013 and December 31, 2012, respectively	954	950
Additional paid-in capital	1,466,331	1,454,230
Treasury stock, at cost, 46,635 shares and 45,360 shares at June 30, 2013 and December 31, 2012, respectively	(2,666,066)	(2,458,092)
Retained earnings	1,798,679	1,553,260
Accumulated other comprehensive loss	(19,050)	(21,861)
Total stockholders’ equity	580,848	528,487
Total liabilities and stockholders’ equity	$11,867,312	$12,000,139

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues
Transaction	$79,573	$77,502	$161,921	$160,246
Redemption	138,342	159,185	298,354	347,651
Finance charges, net	462,739	377,794	940,143	754,109
Database marketing fees and direct marketing services	309,495	219,530	605,101	433,126
Other revenue	37,943	32,474	76,010	62,922
Total revenue	1,028,092	866,485	2,081,529	1,758,054
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	619,285	506,455	1,239,707	1,033,360
Provision for loan loss	57,796	52,552	124,444	101,879
General and administrative	28,255	27,532	50,547	51,531
Depreciation and other amortization	20,446	18,496	40,006	36,100
Amortization of purchased intangibles	33,130	20,907	66,420	42,022
Total operating expenses	758,912	625,942	1,521,124	1,264,892
Operating income	269,180	240,543	560,405	493,162
Interest expense
Securitization funding costs	24,694	22,518	49,179	44,847
Interest expense on deposits	7,002	6,003	14,009	11,966
Interest expense on long-term and other debt, net	51,770	44,546	102,822	81,906
Total interest expense, net	83,466	73,067	166,010	138,719
Income before income tax	$185,714	$167,476	$394,395	$354,443
Provision for income taxes	69,274	63,655	148,976	135,393
Net income	$116,440	$103,821	$245,419	$219,050

Basic income per share	$2.37	$2.07	$4.96	$4.37
Diluted income per share	$1.71	$1.63	$3.62	$3.49

Weighted average shares:
Basic	49,123	50,161	49,444	50,157
Diluted	68,167	63,731	67,746	62,790

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$116,440	$103,821	$245,419	$219,050
Other comprehensive income, net of tax
Net unrealized gain (loss) on securities available-for-sale, net of tax benefits of $(928), $(90), $(1,080) and $(116) for the three and six months ended June 30, 2013 and 2012, respectively	(6,550)	352	(5,454)	1,836
Foreign currency translation adjustments	4,938	1,406	8,265	(1,660)
Other comprehensive (loss) income	(1,612)	1,758	2,811	176
Total comprehensive income, net of tax	$114,828	$105,579	$248,230	$219,226

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,419	$219,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106,426	78,122
Deferred income taxes	1,594	68,865
Provision for loan loss	124,444	101,879
Non-cash stock compensation	28,015	25,186
Fair value gain on interest-rate derivatives	(8,511)	(15,184)
Amortization of discount on debt	45,102	40,050
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(5,223)	(43,872)
Change in other assets	(20,307)	26,684
Change in accounts payable and accrued expenses	11,510	(8,570)
Change in deferred revenue	(37,269)	(39,323)
Change in other liabilities	36,546	(19,638)
Excess tax benefits from stock-based compensation	(10,103)	(13,564)
Other	12,822	(2,247)
Net cash provided by operating activities	530,465	417,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(47,671)	41,440
Change in restricted cash	(271,132)	(438,665)
Change in credit card receivables	83,403	(61,375)
Purchase of credit card portfolios	(37,061)	(122,237)
Change in cash collateral, restricted	18,450	37,735
Capital expenditures	(58,995)	(55,541)
Purchases of marketable securities	(18,339)	(4,719)
Maturities/sales of marketable securities	1,002	968
Other	(1,383)	(10,587)
Net cash used in investing activities	(331,726)	(612,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	—	699,500
Repayments of borrowings	(43,887)	(494,691)
Issuances of deposits	732,754	659,227
Repayments of deposits	(705,799)	(360,050)
Borrowings from asset-backed securities	1,268,285	897,038
Repayments/maturities of asset-backed securities	(1,387,339)	(719,558)
Payment of capital lease obligations	(11)	(11)
Payment of deferred financing costs	(5,971)	(25,624)
Excess tax benefits from stock-based compensation	10,103	13,564
Proceeds from issuance of common stock	5,534	11,411
Purchase of treasury shares	(207,974)	(59,032)
Net cash (used in) provided by financing activities	(334,305)	621,774

Effect of exchange rate changes on cash and cash equivalents	(7,965)	(245)
Change in cash and cash equivalents	(143,531)	425,986
Cash and cash equivalents at beginning of period	893,352	216,213
Cash and cash equivalents at end of period	$749,821	$642,199

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$111,633	$99,257
Income taxes paid, net	$95,108	$98,243

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which expands the disclosure requirements for items reclassified from accumulated other comprehensive income to net income by requiring the total changes of each component of other comprehensive income to be disaggregated and separately presenting current period reclassification adjustments from the remainder of other comprehensive income for the period. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and requires prospective application. ASU 2013-02 had no impact on the Company’s financial condition, results of operations or cash flows, but did add certain disclosure requirements. The related disclosures are presented in Note 9, “Accumulated Other Comprehensive Income.”

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(In thousands, except per share amounts)
Numerator:
Net income	$116,440	$103,821	$245,419	$219,050
Denominator:
Weighted average shares, basic	49,123	50,161	49,444	50,157
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	10,611	8,435	10,372	8,051
Shares from assumed conversion of convertible note warrants	7,818	4,399	7,336	3,844
Net effect of dilutive stock options and unvested restricted stock units	615	736	594	738
Denominator for diluted calculations	68,167	63,731	67,746	62,790

Basic net income per share	$2.37	$2.07	$4.96	$4.37
Diluted net income per share	$1.71	$1.63	$3.62	$3.49

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

3. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	June 30, 2013	December 31, 2012
	(In thousands)
Principal receivables	$6,866,955	$7,097,951
Billed and accrued finance charges	282,724	291,476
Other receivables	80,911	60,205
Total credit card receivables	7,230,590	7,449,632
Less credit card receivables – restricted for securitization investors	6,074,037	6,597,120
Other credit card receivables	$1,156,553	$852,512

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card receivables. The allowance for loan loss covers forecasted uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.

In estimating the allowance for principal loan losses, management utilizes a migration analysis of delinquent and current credit card receivables. Migration analysis is a technique used to estimate the likelihood that a credit card receivable will progress through the various stages of delinquency and to charge-off. The allowance is maintained through an adjustment to the provision for loan loss. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. In estimating the allowance for uncollectible unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net. In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, seasonality, payment rates and forecasting uncertainties.

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $55.0 million and $44.3 million for the three months ended June 30, 2013 and 2012, respectively, and $113.7 million and $93.2 million for the six months ended June 30, 2013 and 2012, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$471,016	$447,483	$481,958	$468,321
Provision for loan loss	57,796	52,552	124,444	101,879
Recoveries	27,163	23,864	57,948	52,714
Principal charge-offs	(107,579)	(91,378)	(215,954)	(190,393)
Balance at end of period	$448,396	$432,521	$448,396	$432,521

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

The following table presents the delinquency trends of the Company’s credit card portfolio:

	June 30, 2013	% of Total	December 31, 2012	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$6,866,955	100.0%	$7,097,951	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	98,208	1.5%	100,479	1.4%
61 to 90 days	62,331	0.9	62,546	0.9
91 or more days	105,003	1.5	120,163	1.7
Total	$265,542	3.9%	$283,188	4.0%

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company had $116.4 million and $117.0 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $36.4 million and $39.7 million, respectively, as of June 30, 2013 and December 31, 2012. These modified credit card receivables represented less than 3% of the Company’s total credit card receivables as of June 30, 2013 and December 31, 2012, respectively.

The average recorded investment in the impaired credit card receivables was $117.5 million and $111.8 million for the three months ended June 30, 2013 and 2012, respectively, and $117.5 million and $115.6 million for the six months ended June 30, 2013 and 2012, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $3.2 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and $6.3 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	35,100	$32,135	$32,120	72,895	$66,101	$66,062

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	28,499	$25,917	$25,839	60,039	$54,155	$54,068

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	15,698	$14,938	31,193	$29,421

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	13,187	$12,699	29,207	$28,161

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card Receivables

The following tables set forth, as of June 30, 2013 and 2012, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

	June 30, 2013
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,162	26.3%	$1,567,355	22.8%
13-24 Months	2,132	13.5	868,822	12.7
25-36 Months	1,492	9.4	656,544	9.6
37-48 Months	1,188	7.5	570,969	8.3
49-60 Months	939	5.9	481,828	7.0
Over 60 Months	5,920	37.4	2,721,437	39.6
Total	15,833	100.0%	$6,866,955	100.0%

	June 30, 2012
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,469	26.5%	$1,198,107	22.0%
13-24 Months	1,728	13.2	660,098	12.1
25-36 Months	1,335	10.2	605,357	11.1
37-48 Months	1,023	7.8	504,946	9.2
49-60 Months	851	6.5	396,614	7.3
Over 60 Months	4,683	35.8	2,086,155	38.3
Total	13,089	100.0%	$5,451,277	100.0%

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card receivables by obligor credit quality as of June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$143,497	2.1%	$112,731	2.1%
27.1% and higher	304,557	4.4	232,278	4.2
17.1% - 27.0%	618,805	9.0	478,551	8.8
12.6% - 17.0%	718,748	10.5	551,539	10.1
3.7% - 12.5%	2,782,404	40.5	2,197,155	40.3
1.9% - 3.6%	1,483,852	21.6	1,236,673	22.7
Lower than 1.9%	815,092	11.9	642,350	11.8
Total	$6,866,955	100.0%	$5,451,277	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Card Portfolio Acquisition

In March 2013, the Company acquired the existing private label credit card portfolio of Barneys New York. The purchase price was $37.1 million, which is subject to customary purchase price adjustments, and consisted of $35.3 million of credit card receivables and $1.8 million of intangible assets that are included in the June 30, 2013 unaudited condensed consolidated balance sheet.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts. As of June 30, 2013, these trusts consisted of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012.

The WFN Trusts and the WFC Trust are variable interest entities (“VIEs”), and the Company is deemed to be the primary beneficiary for the WFN Trusts and the WFC Trust, as it is the servicer for each of the trusts and is a holder of the residual interest. The Company, through its involvement in the activities of the trusts, has the power to direct the activities that most significantly impact the economic performance of the trust, and the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The assets of these consolidated VIEs include certain credit card receivables that are restricted to settle the obligations of those entities and are not expected to be available to the Company or its creditors. The liabilities of the consolidated VIEs include asset-backed secured borrowings and other liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30, 2013	December 31, 2012
	(In thousands)
Total credit card receivables – restricted for securitization investors	$6,074,037	$6,597,120
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$92,031	$112,203

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net charge-offs of securitized principal	$74,595	$60,640	$148,689	$123,445

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. These assets are primarily denominated in Canadian dollars. There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2013 and 2012. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	June 30, 2013				December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$31,650	$—	$—	$31,650	$40,266	$—	$—	$40,266
Government bonds	—	—	—	—	5,064	53	—	5,117
Corporate bonds	470,761	7,881	(1,062)	477,580	436,846	10,560	(99)	447,307
Total	$502,411	$7,881	$(1,062)	$509,230	$482,176	$10,613	$(99)	$492,690

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2013 and December 31, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		June 30, 2013 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$95,059	$(1,062)	$—	$—	$95,059	$(1,062)
Total	$95,059	$(1,062)	$—	$—	$95,059	$(1,062)

	Less than 12 months		December 31, 2012 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$36,518	$(99)	$—	$—	$36,518	$(99)
Total	$36,518	$(99)	$—	$—	$36,518	$(99)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of June 30, 2013, the Company does not consider the investments to be other-than-temporarily impaired.

The amortized cost and estimated fair value of the securities at June 30, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$106,162	$106,783
Due after one year through five years	396,249	402,447
Total	$502,411	$509,230

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2013
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(155,851)	$284,349	3-12 years—straight line
Premium on purchased credit card portfolios	239,561	(126,177)	113,384	5-10 years—straight line, accelerated
Customer database	161,700	(112,468)	49,232	4-10 years—straight line
Collector database	66,543	(60,859)	5,684	30 years—15% declining balance
Tradenames	59,039	(13,027)	46,012	4-15 years—straight line
Purchased data lists	15,988	(10,340)	5,648	1-5 years—straight line, accelerated
Favorable lease	3,291	(202)	3,089	10 years—straight line
Noncompete agreements	1,300	(217)	1,083	3 years—straight line
	$987,622	$(479,141)	$508,481
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$999,972	$(479,141)	$520,831

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(124,351)	$315,849	3-12 years—straight line
Premium on purchased credit card portfolios	237,800	(108,227)	129,573	5-10 years—straight line, accelerated
Customer database	161,700	(102,706)	58,994	4-10 years—straight line
Collector database	70,550	(63,980)	6,570	30 years—15% declining balance
Tradenames	59,102	(10,139)	48,963	4-15 years—straight line
Purchased data lists	14,540	(8,527)	6,013	1-5 years—straight line, accelerated
Favorable lease	3,291	(29)	3,262	10 years—straight line
Noncompete agreements	1,300	—	1,300	3 years—straight line
	$988,483	$(417,959)	$570,524
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,000,833	$(417,959)	$582,874

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2012	$248,070	$1,241,251	$261,732	$—	$1,751,053
Effects of foreign currency translation	(13,446)	(1,553)	—	—	(14,999)
June 30, 2013	$234,624	$1,239,698	$261,732	$—	$1,736,054

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. DEBT

Debt consists of the following:

Description	June 30, 2013	December 31, 2012	Maturity	Interest Rate
	(Dollars in thousands)
Long-term and other debt:
2011 credit facility	$—	$—	May 2016	—
2011 term loan	874,453	885,928	May 2016 or May 2017	(1)
Convertible senior notes due 2013	767,265	768,831	August 2013	1.75%
Convertible senior notes due 2014	318,207	304,333	May 2014	4.75%
Senior notes due 2017	396,117	395,734	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Capital lease obligations and other debt	2	13	July 2013	7.10%
Total long-term and other debt	2,856,044	2,854,839
Less: current portion	(1,131,374)	(803,269)
Long-term portion	$1,724,670	$2,051,570

Deposits:
Certificates of deposit	$1,936,058	$1,974,158	Various – July 2013 – May 2020	0.15% to 5.25%
Money market deposits	319,308	254,253	On demand	0.01% to 0.22%
Total deposits	2,255,366	2,228,411
Less: current portion	(1,106,452)	(1,092,753)
Long-term portion	$1,148,914	$1,135,658

Asset-backed securities debt – owed to securitization investors:
Fixed rate asset-backed term note securities	$3,246,916	$2,403,555	Various – July 2013 – June 2019	0.91% to 6.75%
Floating rate asset-backed term note securities	—	545,700	—	—
Conduit asset-backed securities	765,000	1,181,715	Various – September 2013 – May 2015	1.19% to 1.72%
Total asset-backed securities – owed to securitization investors	4,011,916	4,130,970
Less: current portion	(660,000)	(1,474,054)
Long-term portion	$3,351,916	$2,656,916

(1)	At June 30, 2013, the weighted average interest rate for the 2011 Term Loan was 2.20%.

At June 30, 2013, the Company was in compliance with its covenants.

Credit Agreements

At June 30, 2013, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Alliance Data FHC, Inc., as guarantors, were party to a credit agreement (the “2011 Credit Agreement”) that provided for a $903.1 million term loan (the “2011 Term Loan”) subject to certain principal repayments and a $917.5 million revolving line of credit (the “2011 Credit Facility”).

Total availability under the 2011 Credit Facility at June 30, 2013 was $917.5 million.

In July 2013, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, entered into a credit agreement with various agents and lenders dated July 10, 2013 (the “2013 Credit Agreement”), replacing the 2011 Credit Agreement, which was concurrently terminated. Wells Fargo Bank, N.A. is the administrative agent and letter of credit issuer under the 2013 Credit Agreement. The 2013 Credit Agreement provides for a $1,142.5 million term loan with certain principal repayments and a $1,142.5 million revolving line of credit with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2013 Credit Agreement includes an uncommitted accordion feature of up to $500.0 million (in certain circumstances, up to $615.0 million) in the aggregate allowing for future incremental borrowings, subject to certain conditions.

The loans under the 2013 Credit Agreement are scheduled to mature on July 10, 2018. The 2013 Term Loan provides for aggregate principal payments of 2.5% of the initial term loan amount in each of the first and second year and 5% of the initial term loan amount in each of the third, fourth, and fifth year, payable in equal quarterly installments beginning on September 30, 2013. The 2013 Credit Agreement is unsecured.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Advances under the 2013 Credit Agreement are in the form of either U.S. dollar-denominated or Canadian dollar-denominated base rate loans or U.S. dollar-denominated eurodollar loans. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the highest of (i) Wells Fargo’s prime rate (ii) the Federal funds rate plus 0.5% and (iii) the London Interbank Offered Rate (“LIBOR”) as defined in the 2013 Credit Agreement plus 1.0%, in each case plus a margin of 0.25% to 1.0% based upon the Company’s total leverage ratio as defined in the 2013 Credit Agreement. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (i) Wells Fargo’s prime rate for Canadian dollar loans and (ii) the Canadian Dollar Offered Rate (“CDOR”) plus 1.0%, in each case plus a margin of 0.25% to 1.0% based upon the Company’s total leverage ratio as defined in the 2013 Credit Agreement. The interest rate for eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 1.25% to 2.0% based on the Company’s total leverage ratio as defined in the 2013 Credit Agreement.

The 2013 Credit Agreement contains the usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability and in certain instances, its subsidiaries’ ability to consolidate or merge; substantially change the nature of its business; sell, lease, or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; pay dividends; and make acquisitions. The negative covenants are subject to certain exceptions as specified in the 2013 Credit Agreement. The 2013 Credit Agreement also requires the Company to satisfy certain financial covenants, including a maximum total leverage ratio as determined in accordance with the 2013 Credit Agreement and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the 2013 Credit Agreement. The 2013 Credit Agreement also includes customary events of default.

Convertible Senior Notes

At June 30, 2013, the Company had outstanding $1.12 billion of convertible senior notes, consisting of $772.6 million that matured on August 1, 2013 and $345.0 million scheduled to mature on May 15, 2014. The table below summarizes the carrying value of the components of the convertible senior notes:

	June 30, 2013	December 31, 2012
	(In millions)
Carrying amount of equity component	$368.7	$368.7

Principal amount of liability component	$1,117.6	$1,150.0
Unamortized discount	(32.1)	(76.8)
Net carrying value of liability component	$1,085.5	$1,073.2

If-converted value of common stock	$3,094.6	$2,534.4

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at June 30, 2013, is a weighted average period of 0.3 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$7,471	$7,618	$14,999	$15,237
Amortization of discount on liability component	22,669	20,300	44,719	40,050
Total interest expense on convertible senior notes	$30,140	$27,918	$59,718	$55,287

Effective interest rate (annualized)	11.0%	11.0%	11.0%	11.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Both the convertible senior notes due 2013 (the “Convertible Senior Notes due 2013”) and the convertible senior notes due 2014 (the “Convertible Senior Notes due 2014”) are convertible at the option of the holder based on the condition that the common stock trading price exceeded 130% of the applicable conversion price. Pursuant to the indenture governing the Convertible Senior Notes due 2013, the Company provided notice that it intends to satisfy conversions occurring on or after April 2, 2013 by paying solely cash. Through June 30, 2013, $32.5 million of the convertible senior notes were surrendered for conversion and, in each case, either have been or will be settled in cash following the completion of the applicable cash settlement averaging period.

On August 1, 2013, the Company settled in cash the $772.6 million of Convertible Senior Notes due 2013, of which $772.5 million was surrendered for conversion for $1,790.3 million, with the remaining principal paid at maturity. The Company received $1,017.7 million of cash from the counterparties in settlement of the related convertible note hedge transactions.

Senior Notes Due 2017

In November 2012, the Company issued and sold $400 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the “Senior Notes due 2017”) at an issue price of 98.912% of the aggregate principal amount. The unamortized discount was $3.9 million and $4.3 million at June 30, 2013 and December 31, 2012, respectively. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at June 30, 2013, is a period of 4.4 years at an effective annual interest rate of 5.5%.

Deposits

As of June 30, 2013, Comenity Bank and Comenity Capital Bank had issued $319.3 million in money market deposits. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Asset-backed Securities – Owed to Securitization Investors

Asset-backed Term Notes

In February 2013, Master Trust I issued $500.0 million of asset-backed term securities to investors, which will mature in February 2018. The offering consisted of $375.0 million of Class A Series 2013-A asset-backed notes with a fixed interest rate of 1.61% per year and an aggregate of $125.0 million of subordinated classes of the asset-backed term notes that were retained by the Company and are eliminated from the unaudited condensed consolidated financial statements.

In April 2013, $500.0 million of floating rate Series 2006-A asset-backed term notes matured and was repaid by the Company.

In May 2013, Master Trust I issued $657.9 million of asset-backed term securities to investors, which will mature in May 2016. The offering consisted of $500.0 million of Class A Series 2013-B asset-backed notes with a fixed interest rate of 0.91% per year and an aggregate of $157.9 million of subordinated classes of the asset-backed term notes that were retained by the Company and are eliminated from the unaudited condensed consolidated financial statements.

In July 2013, the Series 2009-D asset-backed term notes matured and were repaid by the Company. Pursuant to the indenture supplement applicable to these securities, as of June 30, 2013, the Company collected $245.0 million of principal payments made by its credit cardholders during the accumulation period. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2013.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of June 30, 2013, total capacity under the conduit facilities was $2.0 billion, of which $0.8 billion had been drawn and was included in asset-backed securities debt in the unaudited condensed consolidated balance sheet. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from September 2013 to May 2015 with variable interest rates ranging from 1.19% to 1.72% as of June 30, 2013.

In May 2013, the Company renewed its 2009-VFN conduit facility under World Financial Capital Master Note Trust, extending the maturity to May 31, 2015 and increasing the total capacity from $375.0 million to $450.0 million.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivative Instruments

As part of its interest rate risk management program, the Company may enter into derivative contracts with institutions that are established dealers to manage its exposure to changes in interest rates for certain obligations.

The credit card securitization trusts entered into certain interest rate derivative instruments that involved the receipt of variable rate amounts from counterparties in exchange for the Company making fixed rate payments over the life of the agreement without the exchange of the underlying notional amount. These interest rate derivative instruments were not designated as hedges. Such instruments were not speculative and were used to manage interest rate risk, but did not meet the specific hedge accounting requirements of ASC 815, “Derivatives and Hedging.”

Gains on derivative instruments of $2.2 million and $8.2 million for the three months ended June 30, 2013 and 2012, respectively, and $8.5 million and $15.2 million for the six months ended June 30, 2013 and 2012, respectively, were recognized in securitization funding costs within the unaudited condensed consolidated statements of income.

The Company’s outstanding interest rate derivative instruments matured in April 2013. The Company was not a party to any derivative instruments as of June 30, 2013.

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate derivatives at December 31, 2012 in the unaudited condensed consolidated balance sheets:

	December 31, 2012
	Notional Amount	Weighted Average Years to Maturity
	(Dollars in thousands)
Interest rate derivatives not designated as hedging instruments	$545,700	0.51

	December 31, 2012
	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate derivatives not designated as hedging instruments	Other assets	$4
Interest rate derivatives not designated as hedging instruments	Other current liabilities	$8,515

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2012	$380,013	$869,048	$1,249,061
Cash proceeds	97,097	251,384	348,481
Revenue recognized	(106,288)	(279,647)	(385,935)
Other	—	138	138
Effects of foreign currency translation	(21,268)	(48,350)	(69,618)
June 30, 2013	$349,554	$792,573	$1,142,127
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$175,944	$792,573	$968,517
Non-current liabilities	$173,610	$—	$173,610

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

For the six months ended June 30, 2013, the Company acquired a total of 1,274,904 shares of its common stock for $208.0 million. As of June 30, 2013, the Company has $192.0 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of operations	$10,600	$7,954	$19,542	$15,521
General and administrative	4,391	4,926	8,473	9,665
Total	$14,991	$12,880	$28,015	$25,186

During the six months ended June 30, 2013, the Company awarded 257,212 performance-based restricted stock units with a weighted average grant date fair value per share of $152.05 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2013 to December 31, 2013 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2014, an additional 33% of the award on February 23, 2015 and the final 34% of the award on February 22, 2016, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2013, the Company awarded 75,282 service-based restricted stock units with a weighted average grant date fair value per share of $154.21 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:

Three Months Ended June 30, 2013	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of March 31, 2013	$11,417	$(28,855)	$(17,438)
Changes in other comprehensive income (loss)	(6,550)	4,938	(1,612)
Balance as of June 30, 2013	$4,867	$(23,917)	$(19,050)

Three Months Ended June 30, 2012	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of March 31, 2012	$8,437	$(33,075)	$(24,638)
Changes in other comprehensive income (loss)	352	1,406	1,758
Balance as of June 30, 2012	$8,789	$(31,669)	$(22,880)

Six Months Ended June 30, 2013	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2012	$10,321	$(32,182)	$(21,861)
Changes in other comprehensive income (loss)	(5,454)	8,265	2,811
Balance as of June 30, 2013	$4,867	$(23,917)	$(19,050)

Six Months Ended June 30, 2012	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2011	$6,953	$(30,009)	$(23,056)
Changes in other comprehensive income (loss)	1,836	(1,660)	176
Balance as of June 30, 2012	$8,789	$(31,669)	$(22,880)

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

A de minimis amount was reclassified out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$749,821	$749,821	$893,352	$893,352
Trade receivables, net	337,458	337,458	370,110	370,110
Credit card receivables, net	6,782,194	6,782,194	6,967,674	6,967,674
Redemption settlement assets, restricted	509,230	509,230	492,690	492,690
Cash collateral, restricted	47,501	47,501	65,160	65,160
Other investments	377,734	377,734	91,972	91,972
Derivative instruments	—	—	4	4
Financial liabilities
Accounts payable	241,437	241,437	215,470	215,470
Deposits	2,255,366	2,282,483	2,228,411	2,255,089
Asset-backed securities debt – owed to securitization investors	4,011,916	4,045,421	4,130,970	4,225,745
Long-term and other debt	2,856,044	4,915,377	2,854,839	4,358,379
Derivative instruments	—	—	8,515	8,515

Fair Value of Assets and Liabilities Held at June 30, 2013 and December 31, 2012

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity and the relatively liquid nature of these assets and liabilities.

Credit card receivables, net — The carrying amount of credit card receivables, net approximates fair value due to the short maturity and average interest rates that approximate current market origination rates.

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

Other investments — Other investments consist primarily of restricted cash and marketable securities. The fair value is based on quoted market prices for the same or similar securities.

As of June 30, 2013, the Company’s other investments consisted of $318.4 million of restricted cash and $59.3 million of marketable securities. The Company had a cost basis in its marketable securities of $62.4 million with unrealized losses of $3.2 million and unrealized gains of $0.1 million. Of the $3.2 million unrealized losses, $2.7 million has been unrealized for less than twelve months and $0.5 million has been unrealized for twelve months or greater.

As of December 31, 2012, the Company’s other investments consisted of $47.1 million of restricted cash and $44.9 million of marketable securities. The Company had a cost basis in its marketable securities of $45.1 million with unrealized losses of $0.4 million and unrealized gains of $0.2 million. Of the $0.4 million unrealized losses, $0.3 million had been unrealized for less than twelve months and $0.1 million had been unrealized for twelve months or greater.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the marketable securities at June 30, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$6,637	$6,540
Due after five years through ten years	4,955	4,527
Due after ten years	50,856	48,281
Total	$62,448	$59,348

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. There were no realized gains or losses from the sale of other investments for the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013, the Company does not consider the investments to be other-than-temporarily impaired.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements at June 30, 2013 Using
	Balance at June 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$477,580	$—	$477,580	$—
Cash collateral, restricted	47,501	1,550	—	45,951
Other investments (2)	377,734	323,319	54,415	—
Total assets measured at fair value	$902,815	$324,869	$531,995	$45,951

		Fair Value Measurements at December 31, 2012 Using
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,117	$—	$5,117	$—
Corporate bonds (1)	447,307	6,165	441,142	—
Cash collateral, restricted	65,160	2,500	—	62,660
Other investments (2)	91,972	51,951	40,021	—
Derivative instruments (3)	4	—	4	—
Total assets measured at fair value	$609,560	$60,616	$486,284	$62,660

Derivative instruments (4)	$8,515	$—	$8,515	$—
Total liabilities measured at fair value	$8,515	$—	$8,515	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other assets in the unaudited condensed consolidated balance sheets.

(3)	Amount is included in other assets in the unaudited condensed consolidated balance sheets.

(4)	Amount is included in other current liabilities in the unaudited condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of June 30, 2013 and 2012:

	Cash Collateral, Restricted
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$63,140	$141,866	$62,660	$158,727
Total gains (realized or unrealized):
Included in earnings	311	2,330	791	4,019
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(17,500)	(21,801)	(17,500)	(40,351)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$45,951	$122,395	$45,951	$122,395

Gains for the period included in earnings related to assets still held at end of period	$311	$2,330	$791	$4,019

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2013 and 2012.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 1 to 40 months, with a weighted average term of 17 months. The unobservable input used to calculate the fair value was the discount rate of 3.2%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases (decreases) in the term or the discount rate would result in a lower (higher) fair value.

For the three and six months ended June 30, 2013 and 2012, gains included in earnings attributable to cash collateral, restricted are included in interest in the unaudited condensed consolidated statements of income.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$749,821	$749,821	$—	$—
Credit card receivables, net	6,782,194	—	—	6,782,194
Total assets	$7,532,015	$749,821	$—	$6,782,194

Deposits	$2,282,483	$—	$2,282,483	$—
Asset-backed securities debt - owed to securitization investors	4,045,421	—	4,045,421	—
Long-term and other debt	4,915,377	—	4,915,377	—
Total liabilities	$11,243,281	$—	$11,243,281	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$893,352	$893,352	$—	$—
Credit card receivables, net	6,967,674	—	—	6,967,674
Total assets	$7,861,026	$893,352	$—	$6,967,674

Deposits	$2,255,089	$—	$2,255,089	$—
Asset-backed securities debt - owed to securitization investors	4,225,745	—	4,225,745	—
Long-term and other debt	4,358,379	—	4,358,379	—
Total liabilities	$10,839,213	$—	$10,839,213	$—

11. INCOME TAXES

For the three and six months ended June 30, 2013, the Company utilized an effective tax rate of 37.3% and 37.8%, respectively, to calculate its provision for income taxes. For the three and six months ended June 30, 2012, the Company utilized an effective tax rate of 38.0% and 38.2%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income Taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2013 based on all known variables is 38.1%.

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

Three Months Ended June 30, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$220,137	$331,841	$479,875	$—	$(3,761)	$1,028,092
Adjusted EBITDA (1)	66,175	63,593	231,844	(23,865)	—	337,747
Stock compensation expense	2,800	4,742	3,059	4,390	—	14,991
Depreciation and amortization	4,337	34,708	13,162	1,369	—	53,576
Operating income (loss)	59,038	24,143	215,623	(29,624)	—	269,180
Interest expense, net	(139)	(23)	31,173	52,455	—	83,466
Income (loss) before income taxes	59,177	24,166	184,450	(82,079)	—	185,714

Three Months Ended June 30, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$229,562	$235,476	$402,497	$—	$(1,050)	$866,485
Adjusted EBITDA (1)	60,574	48,779	206,078	(22,605)	—	292,826
Stock compensation expense	2,248	3,439	2,267	4,926	—	12,880
Depreciation and amortization	4,967	24,844	8,822	770	—	39,403
Operating income (loss)	53,359	20,496	194,989	(28,301)	—	240,543
Interest expense, net	(202)	(19)	27,876	45,412	—	73,067
Income (loss) before income taxes	53,561	20,515	167,113	(73,713)	—	167,476

Six Months Ended June 30, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$461,044	$649,754	$977,223	$—	$(6,492)	$2,081,529
Adjusted EBITDA (1)	128,778	118,010	490,135	(42,077)	—	694,846
Stock compensation expense	5,219	8,729	5,595	8,472	—	28,015
Depreciation and amortization	8,659	68,928	26,496	2,343	—	106,426
Operating income (loss)	114,900	40,353	458,044	(52,892)	—	560,405
Interest expense, net	(420)	(39)	62,227	104,242	—	166,010
Income (loss) before income taxes	115,320	40,392	395,817	(157,134)	—	394,395

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Six Months Ended June 30, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$487,359	$463,408	$809,843	$292	$(2,848)	$1,758,054
Adjusted EBITDA (1)	118,966	88,601	430,480	(41,577)	—	596,470
Stock compensation expense	4,369	7,050	4,102	9,665	—	25,186
Depreciation and amortization	10,086	49,222	17,347	1,467	—	78,122
Operating income (loss)	104,511	32,329	409,031	(52,709)	—	493,162
Interest expense, net	(362)	(37)	54,320	84,798	—	138,719
Income (loss) before income taxes	104,873	32,366	354,711	(137,507)	—	354,443

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

Year in Review Highlights

For the six months ended June 30, 2013, revenue increased 18.4% to $2.1 billion and adjusted EBITDA increased 16.5% to $694.8 million as compared to the prior year period. See below for discussion of operating results for each of our three segments.

LoyaltyOne®

Revenue decreased 5.4% to $461.0 million and adjusted EBITDA increased 8.2% to $128.8 million for the six months ended June 30, 2013 as compared to the same period in 2012.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. A weaker Canadian dollar negatively impacted the results of operations for the six months ended June 30, 2013, as the average foreign currency exchange rate was $0.98 as compared to $0.99 in the prior year period, which lowered revenue and adjusted EBITDA by $4.6 million and $1.4 million, respectively.

AIR MILES® reward miles redeemed during the six months ended June 30, 2013 decreased 10.4% compared to the same period in the prior year with higher collector redemptions in the prior year attributable to the introduction of a five-year expiry policy.

The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed. AIR MILES reward miles issued during the six months ended June 30, 2013 decreased 4.0% compared to the same period in the prior year due to weakness in consumer credit card spending coupled with reduced promotional activity by our gas and grocer sponsors. Timing of sponsor promotional activities can impact issuance growth in a particular quarter; however, we still anticipate low- to mid-single digit year-over-year issuance growth for 2013.

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of revenue on fees is deferred. With the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements,” the residual method is no longer utilized to allocate proceeds to the service element for new sponsor agreements entered into or existing sponsor agreements that are materially modified after January 1, 2011. For these agreements, we measure the service element at its estimated selling price. In the first quarter of 2013, we renewed our agreements with Bank of Montreal and Amex Bank of Canada, two of our top five sponsors. We believe there will be a shift in the allocation of deferred revenue between the multiple elements impacting the classification of revenue between transaction and redemption; however, these amounts were not material for the six months ended June 30, 2013.

During the six months ended June 30, 2013, LoyaltyOne also signed new multi-year agreements with Eastlink, a privately-held Canadian telecommunications company; with Irving Oil, a regional energy and marketing company; and with Staples Canada, Inc., Canada’s largest supplier of office supplies, technology, office furniture and business services, to participate as sponsors in the AIR MILES Reward Program.

AIR MILES Cash, an instant reward option added to the AIR MILES Reward Program in March 2012, continues to expand with over 1.5 million collectors enrolled at June 30, 2013. We expect approximately 10 percent of AIR MILES reward miles issued during 2013 will be under this option.

Further, CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz coalition loyalty program, or dotz, in which we have a 37% ownership, has approximately 8.2 million collectors enrolled at June 30, 2013, as compared to approximately 2.9 million collectors enrolled at June 30, 2012. We anticipate that dotz will enter into four additional Brazilian markets by the end of 2013.

Index

Epsilon®

Revenue increased 40.2% to $649.8 million and adjusted EBITDA increased 33.2% to $118.0 million for the six months ended June 30, 2013 as compared to the same period in 2012. These increases were driven by the acquisition of the Hyper Marketing group of companies, or HMI, in November 2012 as well as strength in the telecommunications vertical.

During the six months ended June 30, 2013, Epsilon announced a new multi-year agreement with Road Scholar, a not-for-profit organization providing adults with educational travel opportunities worldwide, to provide database marketing services. We also signed multi-year renewal and expansion agreements with AT&T to continue to provide data and agency services, and with Kroger, one of the world’s largest retailers, to continue to provide permission-based email marketing deployment and to provide strategic, creative and analytic services. Finally, we renewed multi-year agreements with Guthy-Renker, one of the world’s largest direct marketing companies, to continue to provide database, data and permission-based email marketing services, and Carlson Rezidor Hotel Group, one of the world’s largest hotel groups, to continue to provide email marketing services.

Private Label Services and Credit

Revenue increased 20.7% to $977.2 million and adjusted EBITDA increased 13.9% to $490.1 million for the six months ended June 30, 2013 as compared to the same period in 2012.

For the six months ended June 30, 2013, average credit card receivables increased 29.1% as compared to the same period in the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 30.2% for the six months ended June 30, 2013 due to strong core credit cardholder spending, recent new client signings and recent credit card portfolio acquisitions.

Delinquency rates were 3.9% of principal credit card receivables at both June 30, 2013 and 2012. The principal net charge-off rate was 4.5% for the six months ended June 30, 2013 as compared to 5.1% in the prior year period.

In March 2013, we purchased the existing private label credit card portfolio of Barneys New York for a purchase price of $37.1 million, subject to customary purchase price adjustments.

During the six months ended June 30, 2013, we signed new multi-year agreements to provide private label credit card services to El Dorado Furniture, a multi-channel furniture retailer, Aspen Dental, a provider of dental services, and TigerDirect, a computer and electronics retailer. We also signed new multi-year agreements to provide co-brand credit card services to Ohio University Alumni Association and Caesars Entertainment Corporation.

Additionally, we announced a multi-year renewal and expansion agreement with Orchard Brands, a leading multi-channel retailer of apparel and home products, to continue providing private label credit card services, and we renewed a multi-year agreement to continue providing co-brand credit card services to Gander Mountain, a leading multi-channel retailer of outdoor lifestyle products and services.

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

Index

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$116,440	$103,821	$245,419	$219,050
Stock compensation expense	14,991	12,880	28,015	25,186
Provision for income taxes	69,274	63,655	148,976	135,393
Interest expense, net	83,466	73,067	166,010	138,719
Depreciation and other amortization	20,446	18,496	40,006	36,100
Amortization of purchased intangibles	33,130	20,907	66,420	42,022
Adjusted EBITDA	$337,747	$292,826	$694,846	$596,470

Index

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$220,137	$229,562	$(9,425)	(4.1)%
Epsilon	331,841	235,476	96,365	40.9
Private Label Services and Credit	479,875	402,497	77,378	19.2
Corporate/Other	—	—	—	nm *
Eliminations	(3,761)	(1,050)	(2,711)	nm *
Total	$1,028,092	$866,485	$161,607	18.7%
Adjusted EBITDA (1):
LoyaltyOne	$66,175	$60,574	$5,601	9.2%
Epsilon	63,593	48,779	14,814	30.4
Private Label Services and Credit	231,844	206,078	25,766	12.5
Corporate/Other	(23,865)	(22,605)	(1,260)	5.6
Eliminations	—	—	—	—
Total	$337,747	$292,826	$44,921	15.3%
Stock compensation expense:
LoyaltyOne	$2,800	$2,248	$552	24.6%
Epsilon	4,742	3,439	1,303	37.9
Private Label Services and Credit	3,059	2,267	792	34.9
Corporate/Other	4,390	4,926	(536)	(10.9)
Total	$14,991	$12,880	$2,111	16.4%
Depreciation and amortization:
LoyaltyOne	$4,337	$4,967	$(630)	(12.7)%
Epsilon	34,708	24,844	9,864	39.7
Private Label Services and Credit	13,162	8,822	4,340	49.2
Corporate/Other	1,369	770	599	77.8
Total	$53,576	$39,403	$14,173	36.0%
Operating income:
LoyaltyOne	$59,038	$53,359	$5,679	10.6%
Epsilon	24,143	20,496	3,647	17.8
Private Label Services and Credit	215,623	194,989	20,634	10.6
Corporate/Other	(29,624)	(28,301)	(1,323)	4.7
Eliminations	—	—	—	—
Total	$269,180	$240,543	$28,637	11.9%
Adjusted EBITDA margin (2):
LoyaltyOne	30.1%	26.4%	3.7%
Epsilon	19.2	20.7	(1.5)
Private Label Services and Credit	48.3	51.2	(2.9)
Total	32.9%	33.8%	(0.9)%
Segment operating data:
Private label statements generated	47,309	38,851	8,458	21.8%
Credit sales	$3,691,780	$2,869,999	$821,781	28.6%
Average credit card receivables	$6,964,945	$5,467,489	$1,497,456	27.4%
AIR MILES reward miles issued	1,251,857	1,316,309	(64,452)	(4.9)%
AIR MILES reward miles redeemed	933,964	1,024,738	(90,774)	(8.9)%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $161.6 million, or 18.7%, to $1.0 billion for the three months ended June 30, 2013 from $866.5 million for the three months ended June 30, 2012. The net increase was due to the following:

•
Transaction. Revenue increased $2.1 million, or 2.7%, to $79.6 million for the three months ended June 30, 2013. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $10.6 million and other servicing fees charged to our credit cardholders increased $8.0 million, offset by a decrease of $15.9 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with the signing of new clients.

•
Redemption. Revenue decreased $20.8 million, or 13.1%, to $138.3 million for the three months ended June 30, 2013 due to an 8.9% decrease in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy for the AIR MILES Reward Program stimulated redemption activity in the first half of 2012.

•
Finance charges, net. Revenue increased $84.9 million, or 22.5%, to $462.7 million for the three months ended June 30, 2013. This increase was driven by a 27.4% increase in average credit card receivables, which have increased approximately $1.5 billion through a combination of growth in our existing credit card receivables and recent credit card portfolio acquisitions. This was offset in part by a 110 basis point decline in gross yield primarily due to the onboarding of new credit card portfolios.

•
Database marketing fees and direct marketing. Revenue increased $90.0 million, or 41.0%, to $309.5 million for the three months ended June 30, 2013. The increase in revenue was driven by our acquisition of HMI, which added $74.8 million, as well as an increase in revenue of $17.1 million due to demand in the telecommunications vertical within the Epsilon segment.

•	Other revenue. Revenue increased $5.5 million, or 16.8%, to $37.9 million for the three months ended June 30, 2013 due to additional consulting services provided by Epsilon.

Cost of operations. Cost of operations increased $112.8 million, or 22.3%, to $619.3 million for the three months ended June 30, 2013 from $506.5 million for the three months ended June 30, 2012. The net increase was due to the following:

•
Within the LoyaltyOne segment, cost of operations decreased $14.5 million due to a $9.5 million decrease in fulfillment costs for the AIR MILES Reward Program associated with the decline in AIR MILES reward miles redeemed. In addition, marketing expenses decreased $4.3 million due to a decline in costs associated with the promotion of AIR MILES Cash from 2012 and a decline in losses associated with international expansion efforts of $2.7 million. These decreases were partially offset by an increase in payroll and benefits of $2.1 million.

•
Within the Epsilon segment, cost of operations increased $82.9 million due to the HMI acquisition, which added $65.7 million, as well as an increase in direct marketing costs associated with the increase in revenue.

•
Within the Private Label Services and Credit segment, cost of operations increased by $47.2 million. Payroll and benefits increased $19.9 million due to an increase in the number of associates to support growth, and marketing expenses increased $8.9 million due to the increase in credit sales. Other operating expenses increased by $12.4 million, as credit card processing expenses were higher due to an increase in the number of statements generated, and data processing costs increased due to growth in volumes.

Provision for loan loss. Provision for loan loss increased $5.2 million, or 10.0%, to $57.8 million for the three months ended June 30, 2013 as compared to $52.6 million for the three months ended June 30, 2012. The increase in the provision was a result of the growth in credit card receivables, offset in part by improved credit quality. The net charge-off rate improved 30 basis points to 4.6% for the three months ended June 30, 2013 as compared to 4.9% for the three months ended June 30, 2012.

General and administrative. General and administrative expenses increased $0.7 million, or 2.6%, to $28.3 million for the three months ended June 30, 2013 as compared to $27.5 million for the three months ended June 30, 2012 due to higher professional fees and consulting costs, offset in part by lower payroll and benefit costs.

Index

Depreciation and other amortization. Depreciation and other amortization increased $2.0 million, or 10.5%, to $20.4 million for the three months ended June 30, 2013, as compared to $18.5 million for the three months ended June 30, 2012, due to additional assets placed into service resulting from both the HMI acquisition and recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $12.2 million, or 58.5%, to $33.1 million for the three months ended June 30, 2013 as compared to $20.9 million for the three months ended June 30, 2012. The increase relates to $8.4 million of additional amortization associated with the intangible assets from both the HMI acquisition and recent credit card portfolio acquisitions.

Interest expense. Total interest expense, net increased $10.4 million, or 14.2%, to $83.5 million for the three months ended June 30, 2013 as compared to $73.1 million for the three months ended June 30, 2012 due to the following:

•
Securitization funding costs. Securitization funding costs increased $2.2 million due to greater borrowings for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. These increases were offset by lower average interest rates.

•	Interest expense on deposits. Interest expense on deposits increased $1.0 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $7.2 million due to an increase of $5.3 million resulting from the 2012 issuances of senior notes. In addition, the amortization of imputed interest associated with the convertible senior notes increased $2.4 million as compared to the same period in 2012.

Taxes. Income tax expense increased $5.6 million to $69.3 million for the three months ended June 30, 2013 from $63.7 million for the comparable period in 2012 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the three months ended June 30, 2013 declined to 37.3% as compared to 38.0% for the three months ended June 30, 2012 due to a favorable outcome related to certain tax matters.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $161.6 million, or 18.7%, to $1.0 billion for the three months ended June 30, 2013 from $866.5 million for the three months ended June 30, 2012. The net increase was due to the following:

•
LoyaltyOne. Revenue decreased $9.4 million, or 4.1%, to $220.1 million for the three months ended June 30, 2013. Redemption revenue decreased $20.8 million, or 13.1%, due to an 8.9% decline in the number of AIR MILES reward miles redeemed. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $10.6 million.

•
Epsilon. Revenue increased $96.4 million, or 40.9%, to $331.8 million for the three months ended June 30, 2013. The acquisition of HMI contributed $75.1 million to revenue. In addition, revenue increased $21.0 million, or 25.2%, due to increased demand in the telecommunications vertical.

•
Private Label Services and Credit. Revenue increased $77.4 million, or 19.2%, to $479.9 million for the three months ended June 30, 2013. Finance charges and late fees increased by $84.9 million, driven by a 27.4% increase in average credit card receivables due to recent credit card portfolio acquisitions and strong credit cardholder spending. Transaction revenue decreased $7.6 million due to lower merchant fees resulting from increased royalty payments associated with the signing of new clients, offset by an increase in other servicing fees.

Adjusted EBITDA. Adjusted EBITDA increased $44.9 million, or 15.3%, to $337.7 million for the three months ended June 30, 2013 from $292.8 million for the three months ended June 30, 2012. The net increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $5.6 million, or 9.2%, to $66.2 million for the three months ended June 30, 2013, and adjusted EBITDA margin also increased to 30.1% for the three months ended June 30, 2013 from 26.4% for the same period in the prior year. Adjusted EBITDA was positively impacted by a reduction in operating expenses, including a decline in marketing expenses due to the promotional activity in 2012 associated with the introduction of AIR MILES Cash, as well as a decline in expenses associated with international activities.

Index

•
Epsilon. Adjusted EBITDA increased $14.8 million, or 30.4%, to $63.6 million for the three months ended June 30, 2013. Adjusted EDITDA was positively impacted by both the growth in revenue, including the acquisition of HMI, which added $9.7 million to adjusted EBITDA, and the implementation of cost-saving initiatives and operational efficiencies by Epsilon in the second half of 2012. Adjusted EBITDA margin decreased to 19.2% for the three months ended June 30, 2013 from 20.7% for the same period in the prior year. The negative impact to adjusted EBITDA margin was due to a shift in revenue mix attributable to the HMI acquisition.

•
Private Label Services and Credit. Adjusted EBITDA increased $25.8 million, or 12.5%, to $231.8 million for the three months ended June 30, 2013. Adjusted EBITDA was positively impacted by the increase in finance charges, net, offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card receivables.

•	Corporate/Other. Adjusted EBITDA decreased $1.3 million to a loss of $23.9 million for the three months ended June 30, 2013 related to higher professional fees and consulting costs.

Index

Results of Operations

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$461,044	$487,359	$(26,315)	(5.4)%
Epsilon	649,754	463,408	186,346	40.2
Private Label Services and Credit	977,223	809,843	167,380	20.7
Corporate/Other	—	292	(292)	nm *
Eliminations	(6,492)	(2,848)	(3,644)	nm *
Total	$2,081,529	$1,758,054	$323,475	18.4%
Adjusted EBITDA (1):
LoyaltyOne	$128,778	$118,966	$9,812	8.2%
Epsilon	118,010	88,601	29,409	33.2
Private Label Services and Credit	490,135	430,480	59,655	13.9
Corporate/Other	(42,077)	(41,577)	(500)	1.2
Eliminations	—	—	—	—
Total	$694,846	$596,470	$98,376	16.5%
Stock compensation expense:
LoyaltyOne	$5,219	$4,369	$850	19.5%
Epsilon	8,729	7,050	1,679	23.8
Private Label Services and Credit	5,595	4,102	1,493	36.4
Corporate/Other	8,472	9,665	(1,193)	(12.3)
Total	$28,015	$25,186	$2,829	11.2%
Depreciation and amortization:
LoyaltyOne	$8,659	$10,086	$(1,427)	(14.1)%
Epsilon	68,928	49,222	19,706	40.0
Private Label Services and Credit	26,496	17,347	9,149	52.7
Corporate/Other	2,343	1,467	876	59.7
Total	$106,426	$78,122	$28,304	36.2%
Operating income:
LoyaltyOne	$114,900	$104,511	$10,389	9.9%
Epsilon	40,353	32,329	8,024	24.8
Private Label Services and Credit	458,044	409,031	49,013	12.0
Corporate/Other	(52,892)	(52,709)	(183)	0.3
Eliminations	—	—	—	—
Total	$560,405	$493,162	$67,243	13.6%
Adjusted EBITDA margin (2):
LoyaltyOne	27.9%	24.4%	3.5%
Epsilon	18.2	19.1	(0.9)
Private Label Services and Credit	50.2	53.2	(3.0)
Total	33.4%	33.9%	(0.5)%
Segment operating data:
Private label statements generated	93,929	75,968	17,961	23.6%
Credit sales	$6,787,426	$5,213,548	$1,573,878	30.2%
Average credit card receivables	$6,964,255	$5,394,502	$1,569,753	29.1%
AIR MILES reward miles issued	2,443,380	2,546,152	(102,772)	(4.0)%
AIR MILES reward miles redeemed	2,038,292	2,274,560	(236,268)	(10.4)%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $323.5 million, or 18.4%, to $2.1 billion for the six months ended June 30, 2013 from $1.8 billion for the six months ended June 30, 2012. The net increase was due to the following:

•
Transaction. Revenue increased $1.7 million, or 1.0%, to $161.9 million for the six months ended June 30, 2013. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $22.7 million and other servicing fees charged to our credit cardholders increased $17.9 million, offset by a decrease of $37.7 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with the signing of new clients.

•
Redemption. Revenue decreased $49.3 million, or 14.2%, to $298.4 million for the six months ended June 30, 2013 due to a 10.4% decrease in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy for the AIR MILES Reward Program stimulated redemption activity in the first half of 2012.

•
Finance charges, net. Revenue increased $186.0 million, or 24.7%, to $940.1 million for the six months ended June 30, 2013. This increase was driven by a 29.1% increase in average credit card receivables, which have increased approximately $1.6 billion through a combination of growth in our existing credit card receivables and recent credit card portfolio acquisitions. This was offset in part by a 100 basis point decline in gross yield primarily due to the onboarding of new credit card portfolios.

•
Database marketing fees and direct marketing. Revenue increased $172.0 million, or 39.7%, to $605.1 million for the six months ended June 30, 2013. The increase in revenue was driven by our acquisition of HMI, which added $148.6 million, as well as an increase in revenue of $29.1 million due to demand in the telecommunications vertical within the Epsilon segment.

•	Other revenue. Revenue increased $13.1 million, or 20.8%, to $76.0 million for the six months ended June 30, 2013 due to additional consulting services provided by Epsilon.

Cost of operations. Cost of operations increased $206.3 million, or 20.0%, to $1.2 billion for the six months ended June 30, 2013 from $1.0 billion for the six months ended June 30, 2012. The net increase was due to the following:

•
Within the LoyaltyOne segment, cost of operations decreased $35.3 million due to a $30.4 million decrease in fulfillment costs for the AIR MILES Reward Program associated with the decline in AIR MILES reward miles redeemed. In addition, marketing expenses decreased $8.2 million due to a decline in costs associated with the promotion of AIR MILES Cash from 2012 and a decline in losses associated with international expansion efforts of $5.0 million. These decreases were partially offset by an increase in payroll and benefits of $4.2 million.

•
Within the Epsilon segment, cost of operations increased $158.6 million due to the HMI acquisition, which added $131.4 million, as well as an increase in direct marketing costs associated with the increase in revenue.

•
Within the Private Label Services and Credit segment, cost of operations increased by $86.7 million. Payroll and benefits increased $35.0 million due to an increase in the number of associates to support growth, and marketing expenses increased $14.6 million due to the increase in credit sales. Other operating expenses increased by $31.0 million, as credit card processing expenses were higher due to an increase in the number of statements generated, and data processing costs increased due to growth in volumes.

Provision for loan loss. Provision for loan loss increased $22.6 million, or 22.2%, to $124.4 million for the six months ended June 30, 2013 as compared to $101.9 million for the six months ended June 30, 2012. The increase in the provision was a result of the growth in credit card receivables, offset in part by improved credit quality. The net charge-off rate improved 60 basis points to 4.5% for the six months ended June 30, 2013 as compared to 5.1% for the six months ended June 30, 2012.

General and administrative. General and administrative expenses decreased $1.0 million, or 1.9%, to $50.5 million for the six months ended June 30, 2013 as compared to $51.5 million for the six months ended June 30, 2012 due to lower payroll and benefit costs.

Index

Depreciation and other amortization. Depreciation and other amortization increased $3.9 million, or 10.8%, to $40.0 million for the six months ended June 30, 2013, as compared to $36.1 million for the six months ended June 30, 2012, due to additional assets placed into service resulting from both the HMI acquisition and recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $24.4 million, or 58.1%, to $66.4 million for the six months ended June 30, 2013 as compared to $42.0 million for the six months ended June 30, 2012. The increase relates to $16.8 million of additional amortization associated with the intangible assets from both the HMI acquisition and recent credit card portfolio acquisitions.

Interest expense. Total interest expense, net increased $27.3 million, or 19.7%, to $166.0 million for the six months ended June 30, 2013 as compared to $138.7 million for the six months ended June 30, 2012 due to the following:

•
Securitization funding costs. Securitization funding costs increased $4.3 million due to greater borrowings for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. These increases were offset by lower average interest rates.

•	Interest expense on deposits. Interest expense on deposits increased $2.0 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $20.9 million due to an increase of $18.2 million resulting from the 2012 issuances of senior notes. In addition, the amortization of imputed interest associated with the convertible senior notes increased $4.7 million as compared to the same period in 2012. These increases were offset by a decline in interest expense associated with our credit facility.

Taxes. Income tax expense increased $13.6 million to $149.0 million for the six months ended June 30, 2013 from $135.4 million for the comparable period in 2012 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the six months ended June 30, 2013 declined to 37.8% as compared to 38.2% for the six months ended June 30, 2012 due to a favorable outcome related to certain tax matters.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $323.5 million, or 18.4%, to $2.1 billion for the six months ended June 30, 2013 from $1.8 billion for the six months ended June 30, 2012. The net increase was due to the following:

•
LoyaltyOne. Revenue decreased $26.3 million, or 5.4%, to $461.0 million for the six months ended June 30, 2013. Redemption revenue decreased $49.3 million, or 14.2%, due to a 10.4% decline in the number of AIR MILES reward miles redeemed. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $22.7 million.

•
Epsilon. Revenue increased $186.3 million, or 40.2%, to $649.8 million for the six months ended June 30, 2013. The acquisition of HMI contributed $148.9 million to revenue. In addition, revenue increased $38.1 million, or 22.9%, due to increased demand in the telecommunications vertical.

•
Private Label Services and Credit. Revenue increased $167.4 million, or 20.7%, to $977.2 million for the six months ended June 30, 2013. Finance charges and late fees increased by $186.0 million, driven by a 29.1% increase in average credit card receivables due to recent credit card portfolio acquisitions and strong credit cardholder spending. Transaction revenue decreased $18.7 million due to lower merchant fees resulting from increased royalty payments associated with the signing of new clients, offset by an increase in other servicing fees.

Adjusted EBITDA. Adjusted EBITDA increased $98.4 million, or 16.5%, to $694.8 million for the six months ended June 30, 2013 from $596.5 million for the six months ended June 30, 2012. The net increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $9.8 million, or 8.2%, to $128.8 million for the six months ended June 30, 2013, and adjusted EBITDA margin also increased to 27.9% for the six months ended June 30, 2013 from 24.4% for the same period in the prior year. Adjusted EBITDA was positively impacted by a reduction in operating expenses, including a decline in marketing expenses due to the promotional activity in 2012 associated with the introduction of AIR MILES Cash, as well as a decline in expenses associated with international activities.

Index

•
Epsilon. Adjusted EBITDA increased $29.4 million, or 33.2%, to $118.0 million for the six months ended June 30, 2013. Adjusted EDITDA was positively impacted by both the growth in revenue, including the acquisition of HMI, which added $18.0 million to adjusted EBITDA, and the implementation of cost-saving initiatives and operational efficiencies by Epsilon in the second half of 2012.

•
Private Label Services and Credit. Adjusted EBITDA increased $59.7 million, or 13.9%, to $490.1 million for the six months ended June 30, 2013. Adjusted EBITDA was positively impacted by the increase in finance charges, net, offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card receivables.

•	Corporate/Other. Adjusted EBITDA decreased $0.5 million to a loss of $42.1 million for the six months ended June 30, 2013 related to a decrease in payroll and benefits costs.

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

The following table presents the delinquency trends of our credit card portfolio:

	June 30, 2013	% of Total	December 31, 2012	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$6,866,955	100.0%	$7,097,951	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	98,208	1.5%	100,479	1.4%
61 to 90 days	62,331	0.9	62,546	0.9
91 or more days	105,003	1.5	120,163	1.7
Total	$265,542	3.9%	$283,188	4.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except percentages)
Average credit card receivables	$6,964,945	$5,467,489	$6,964,255	$5,394,502
Net charge-offs of principal receivables	80,416	67,514	158,006	137,679
Net charge-offs as a percentage of average credit card receivables (1)	4.6%	4.9%	4.5%	5.1%

(1)
We acquired the credit card receivables of The Bon-Ton Stores, Inc. and The Talbots, Inc. in July 2012 and August 2012, respectively. Under GAAP, losses associated with purchased credit card receivables are reflected in the fair value of the purchased credit card receivables and not reported as net charge-offs. For the three and six months ended June 30, 2013, the net charge-off rate would have been 4.8% and 4.7%, respectively, if losses associated with the acquired credit card receivables had been reported as net charge-offs.

See Note 3, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We generated cash flow from operating activities of $530.5 million and $417.4 million for the six months ended June 30, 2013 and 2012, respectively. The increase in operating cash flows in 2013 was primarily due to increased profitability for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

We utilize our cash flow from operations for ongoing business operations, repayments of revolving or other debt, acquisitions, capital expenditures and repurchases of our common stock.

Investing Activities. Cash used in investing activities was $331.7 million and $613.0 million for the six months ended June 30, 2013 and 2012, respectively. Significant components of investing activities are as follows:

•
Redemption Settlement Assets. Cash decreased $47.7 million for the six months ended June 30, 2013, as compared to a cash increase of $41.4 million for the six months ended June 30, 2012, due to the increase in funding requirements resulting from the change in our estimate of breakage in December 2012.

•
Restricted Cash. Cash decreased $271.1 million for the six months ended June 30, 2013 due to the principal accumulation for the repayment of $245.0 million of asset-backed securities debt that matured in July 2013. During the six months ended June 30, 2012, cash decreased $438.7 million due to the principal accumulation for the repayment of $395.0 million of asset-backed securities debt that matured in July 2012 and $34.5 million for scheduled principal repayments of other asset-based securities debt also repaid in July 2012.

•
Credit Card Receivables Funding. Cash increased $83.4 million for the six months ended June 30, 2013 due to typical seasonal declines in credit card receivables from December 31, 2012. During the six months ended June 30, 2012, cash decreased $61.4 million as growth in our credit card receivables outpaced the seasonal paydown from December 31, 2011.

•
Purchase of Credit Card Portfolios. Cash decreased $37.1 million for the six months ended June 30, 2013 due to the acquisition of the private label credit card portfolio from Barneys New York. During the six months ended June 30, 2012, cash decreased $122.2 million due to the acquisition of the private label credit card portfolios from Pier 1 Imports and Premier Designs.

•
Capital Expenditures. Our capital expenditures for the six months ended June 30, 2013 were $59.0 million compared to $55.5 million for the comparable period in 2012. We anticipate capital expenditures not to exceed approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $334.3 million for the six months ended June 30, 2013 as compared to cash provided by financing activities of $621.8 million for the six months ended June 30, 2012. Our financing activities during the six months ended June 30, 2013 relate primarily to borrowings and repayments of deposits and asset-backed securities debt, settlements for conversions of convertible senior notes and repurchases of our common stock.

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

As of June 30, 2013, we had no borrowings under our revolving credit facility, with total availability at $917.5 million. Our total leverage ratio, as defined in our credit agreement, was 2.2 to 1 at June 30, 2013, as compared to the maximum covenant ratio of 3.5 to 1. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 16.7%, 16.5% and 18.0%, respectively, at June 30, 2013. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 15.9%, 15.1% and 17.2%, respectively, at June 30, 2013.

We believe that internally generated funds and other sources of liquidity will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the repayment of the convertible senior notes that matured on August 1, 2013 and the repayment of the convertible senior notes scheduled to mature on May 15, 2014.

As of June 30, 2013, we were in compliance with our covenants. See Note 6, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

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

As of June 30, 2013, the WFN Trusts and the WFC Trust had approximately $6.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these credit card securitization trusts.

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

At June 30, 2013, we had $4.0 billion of asset-backed securities debt – owed to securitization investors, of which $0.7 billion is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of June 30, 2013 for the WFN Trusts and the WFC Trust by year:

	2013	2014	2015	2016	2017 & Thereafter	Total
	(In thousands)
Term notes	$245,000	$250,000	$393,750	$600,000	$1,758,166	$3,246,916
Conduit facilities (1)	330,000	1,200,000	450,000	—	—	1,980,000
Total (2)	$575,000	$1,450,000	$843,750	$600,000	$1,758,166	$5,226,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
Total amounts do not include $1.1 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.

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

Index

In February 2013, World Financial Network Credit Card Master Note Trust issued $500.0 million of asset-backed term securities to investors. The offering consisted of $375.0 million of Class A Series 2013-A asset-backed term notes that have a fixed interest rate of 1.61% per year and mature in February 2018. In addition, we retained an aggregate of $125.0 million of subordinated classes of the Series 2013-A asset-backed term notes that have been eliminated from our unaudited condensed consolidated financial statements.

In April 2013, $500.0 million of floating rate Series 2006-A asset-backed term notes matured and was repaid.

In May 2013, World Financial Network Credit Card Master Note Trust issued $657.9 million of asset-backed term securities to investors. The offering consisted of $500.0 million of Class A Series 2013-B asset-backed term notes that have a fixed interest rate of 0.91% per year and mature in May 2016. In addition, we retained an aggregate of $157.9 million of subordinated classes of the Series 2013-B asset-backed term notes that have been eliminated from our unaudited condensed consolidated financial statements.

In May 2013, we renewed our 2009-VFN conduit facility under World Financial Capital Master Note Trust, extending the maturity to May 31, 2015 and increasing the total capacity from $375.0 million to $450.0 million.

In July 2013, $245.0 million of fixed rate Series 2009-D asset-backed term notes matured and was repaid.

2013 Credit Agreement. We entered into a credit agreement dated July 10, 2013, or the 2013 Credit Agreement, which provides for a $1,142.5 million term loan subject to certain principal repayments and a $1,142.5 million revolving line of credit with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2013 Credit Agreement replaced our previously existing credit agreement, which was concurrently terminated.

On August 1, 2013, we settled in cash, with cash on hand and borrowings under the 2013 Credit Agreement, the $772.6 million of Convertible Senior Notes due 2013, of which $772.5 million was surrendered for conversion for $1,790.3 million, with the remaining principal paid at maturity. We received $1,017.7 million of cash from the counterparties in settlement of the related convertible note hedge transactions.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In November 2012, we acquired HMI for $451.8 million, and in December 2012 we acquired Advecor, Inc., or Advecor, for $12.2 million. Because of the timing of the acquisitions, HMI and Advecor were excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of June 30, 2013. We will expand our evaluation of the effectiveness of the internal controls over financial reporting to include HMI and Advecor in the fourth quarter of 2013.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(Dollars in millions)
During 2013:
April 1-30	462,355	$155.69	457,664	$277.1
May 1-31	114,338	178.59	110,305	257.4
June 1-30	381,983	174.31	374,935	192.0
Total	958,676	$165.84	942,904	$192.0

(1)
During the period represented by the table, 15,772 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

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

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K, filed with the SEC on June 7, 2013, File No. 001-15749).

3.3	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K, filed with the SEC on June 7, 2013, File No. 001-15749).

4
Specimen Certificate for shares of Common Stock of the Registrant (incorporated by reference to Exhibit No. 4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2003, File No. 001-15749).

10.1
Series 2013-B Indenture Supplement, dated as of May 21, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 24, 2013, File Nos. 333-60418, 333-60418-01 and 333-113669).

*10.2	Third Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 24, 2013, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.

10.3
Amended and Restated Service Agreement, dated as of June 28, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on July 3, 2013, File Nos. 333-60418, 333-60418-01 and 333-113669).

10.4
Credit Agreement, dated as of July 10, 2013, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, N.A., as Administrative Agent, and various other agents and lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on July 16, 2013, File No. 001-15749).

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

Date: August 5, 2013

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: August 5, 2013