Form 10-Q
period 2013-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2013-11-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013, 48,712,675 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$784,042	$893,352
Trade receivables, less allowance for doubtful accounts ($2,505 and $3,919 at September 30, 2013 and December 31, 2012, respectively)	337,332	370,110
Credit card receivables:
Credit card receivables – restricted for securitization investors	6,185,497	6,597,120
Other credit card receivables	1,271,848	852,512
Loan receivables held for sale	50,950	—
Total credit card receivables	7,508,295	7,449,632
Allowance for loan loss	(462,041)	(481,958)
Credit card receivables, net	7,046,254	6,967,674
Deferred tax asset, net	221,293	237,268
Other current assets	175,500	171,049
Redemption settlement assets, restricted	545,939	492,690
Total current assets	9,110,360	9,132,143
Property and equipment, net	276,097	253,028
Deferred tax asset, net	27,600	30,027
Cash collateral, restricted	33,842	65,160
Intangible assets, net	489,640	582,874
Goodwill	1,741,979	1,751,053
Other non-current assets	285,145	185,854
Total assets	$11,964,663	$12,000,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$258,254	$215,470
Accrued expenses	302,417	274,625
Deposits	1,138,905	1,092,753
Non-recourse borrowings of consolidated securitization entities	315,000	1,474,054
Current debt	355,499	803,269
Other current liabilities	132,598	117,283
Deferred revenue	1,001,582	1,055,323
Total current liabilities	3,504,255	5,032,777
Deferred revenue	178,743	193,738
Deferred tax liability, net	265,922	277,354
Deposits	1,171,602	1,135,658
Non-recourse borrowings of consolidated securitization entities	3,666,916	2,656,916
Long-term and other debt	2,327,813	2,051,570
Other liabilities	137,993	123,639
Total liabilities	11,253,244	11,471,652
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 95,418 shares and 94,963 shares at September 30, 2013 and December 31, 2012, respectively	954	950
Additional paid-in capital	1,487,332	1,454,230
Treasury stock, at cost, 46,752 shares and 45,360 shares at September 30, 2013 and December 31, 2012, respectively	(2,689,177)	(2,458,092)
Retained earnings	1,931,557	1,553,260
Accumulated other comprehensive loss	(19,247)	(21,861)
Total stockholders’ equity	711,419	528,487
Total liabilities and stockholders’ equity	$11,964,663	$12,000,139

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues
Transaction	$84,264	$74,904	$246,185	$235,150
Redemption	131,985	144,144	430,339	491,795
Finance charges, net	507,828	434,824	1,447,971	1,188,933
Database marketing fees and direct marketing services	334,720	225,303	939,821	658,429
Other revenue	37,650	32,317	113,660	95,239
Total revenue	1,096,447	911,492	3,177,976	2,669,546
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	628,386	499,455	1,868,093	1,532,815
Provision for loan loss	90,976	81,250	215,420	183,129
General and administrative	33,845	24,584	84,392	76,115
Depreciation and other amortization	21,395	18,745	61,401	54,845
Amortization of purchased intangibles	33,077	22,987	99,497	65,009
Total operating expenses	807,679	647,021	2,328,803	1,911,913
Operating income	288,768	264,471	849,173	757,633
Interest expense
Securitization funding costs	22,914	23,296	72,093	68,143
Interest expense on deposits	7,287	6,753	21,296	18,719
Interest expense on long-term and other debt, net	43,814	44,316	146,636	126,222
Total interest expense, net	74,015	74,365	240,025	213,084
Income before income tax	$214,753	$190,106	$609,148	$544,549
Provision for income taxes	81,875	70,561	230,851	205,954
Net income	$132,878	$119,545	$378,297	$338,595

Basic income per share	$2.73	$2.39	$7.69	$6.76
Diluted income per share	$2.01	$1.84	$5.63	$5.33

Weighted average shares
Basic	48,710	49,939	49,199	50,086
Diluted	66,019	65,038	67,168	63,539

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$132,878	$119,545	$378,297	$338,595
Other comprehensive income, net of tax
Net unrealized gain (loss) on securities available-for-sale, net of tax expense of $167, tax expense of $142, tax benefit of $(913) and tax expense of $26 for the three and nine months ended September 30, 2013 and 2012, respectively	50	3,044	(5,404)	4,880
Foreign currency translation adjustments	(247)	(2,107)	8,018	(3,767)
Other comprehensive (loss) income	(197)	937	2,614	1,113
Total comprehensive income, net of tax	$132,681	$120,482	$380,911	$339,708

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$378,297	$338,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	160,898	119,854
Deferred income taxes	4,668	76,356
Provision for loan loss	215,420	183,129
Non-cash stock compensation	43,428	37,605
Fair value gain on interest-rate derivatives	(8,511)	(22,672)
Amortization of discount on debt	57,900	60,915
Change in deferred revenue	(21,951)	(36,364)
Change in other operating assets and liabilities	19,691	120,091
Originations of loan receivables held for sale	(361,151)	—
Sales of loan receivables held for sale	310,201	—
Excess tax benefits from stock-based compensation	(12,492)	(15,237)
Other	12,440	(211)
Net cash provided by operating activities	798,838	862,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(73,803)	41,885
Change in cash collateral, restricted	32,405	101,536
Change in restricted cash	39,827	(43,892)
Change in credit card and loan receivables	(220,571)	(418,514)
Purchase of credit card portfolios	(37,056)	(780,153)
Capital expenditures	(91,759)	(77,340)
Purchases of marketable securities	(23,632)	(4,719)
Maturities/sales of marketable securities	1,639	3,227
Other	(1,383)	(10,587)
Net cash used in investing activities	(374,333)	(1,188,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,747,000	699,500
Repayments of borrowings	(1,171,428)	(500,428)
Proceeds from convertible note hedge counterparties	1,056,268	—
Repayments of convertible note borrowings	(1,861,239)	—
Issuances of deposits	1,278,687	1,185,049
Repayments of deposits	(1,196,591)	(703,173)
Non-recourse borrowings of consolidated securitization entities	1,633,285	1,672,962
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,782,339)	(1,418,133)
Payment of capital lease obligations	(13)	(16)
Payment of deferred financing costs	(22,371)	(30,930)
Excess tax benefits from stock-based compensation	12,492	15,237
Proceeds from issuance of common stock	8,539	15,119
Purchase of treasury shares	(231,085)	(65,358)
Net cash (used in) provided by financing activities	(528,795)	869,829

Effect of exchange rate changes on cash and cash equivalents	(5,020)	6,771
Change in cash and cash equivalents	(109,310)	550,104
Cash and cash equivalents at beginning of period	893,352	216,213
Cash and cash equivalents at end of period	$784,042	$766,317

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$167,729	$149,076
Income taxes paid, net	$158,294	$91,055

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the governing tax law. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and requires prospective application. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s financial condition, results of operations or cash flows.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(In thousands, except per share amounts)
Numerator:
Net income	$132,878	$119,545	$378,297	$338,595
Denominator:
Weighted average shares, basic	48,710	49,939	49,199	50,086
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	7,512	9,033	9,419	8,378
Shares from assumed conversion of convertible note warrants	9,141	5,263	7,937	4,317
Net effect of dilutive stock options and unvested restricted stock units	656	803	613	758
Denominator for diluted calculations	66,019	65,038	67,168	63,539

Basic net income per share	$2.73	$2.39	$7.69	$6.76
Diluted net income per share	$2.01	$1.84	$5.63	$5.33

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

3. CREDIT CARD RECEIVABLES

The Company’s credit card receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card receivables is presented in the table below:

	September 30, 2013	December 31, 2012
	(In thousands)
Principal receivables	$7,107,983	$7,097,951
Billed and accrued finance charges	313,195	291,476
Other receivables	87,117	60,205
Total credit card receivables	7,508,295	7,449,632
Less credit card receivables – restricted for securitization investors	6,185,497	6,597,120
Less loan receivables held for sale	50,950	—
Other credit card receivables	$1,271,848	$852,512

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In August 2013, under agreements with subsidiaries of eBay, Inc., including PayPal, Inc. and Bill Me Later, Inc. (collectively, “eBay”), the Company became an issuer for eBay’s Bill Me Later® credit products. After issuance, these loan receivables are transferred to eBay at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in Accounting Standards Codification (“ASC”) 860-10, “Transfers and Servicing.” Following the sale, eBay owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the amounts. The loan receivables originated by the Company that have not yet been sold to eBay are included in loan receivables held for sale in the Company’s unaudited condensed consolidated balance sheet at September 30, 2013 and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between origination and sale. Purchases and sales of these loan receivables held for sale are reflected as operating activities in the Company’s unaudited condensed consolidated statement of cash flow for the nine months ended September 30, 2013.

Upon eBay’s purchase of the Bill Me Later loan receivables, the Company is obligated to purchase a participating interest in a pool of loan receivables that includes the Bill Me Later loan receivables originated by the Company. Such interest participates on a pro rata basis in the cash flows of the underlying pool of loan receivables, including principal repayments, finance charges, losses, recoveries, and servicing costs. The Company bears the risk of loss related to its participation interest in this pool. Through September 30, 2013, the Company had purchased $15.5 million of these loan receivables, of which $14.5 million was outstanding at September 30, 2013 and included in other credit card receivables in the Company’s unaudited condensed consolidated balance sheet.

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

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $54.1 million and $44.3 million for the three months ended September 30, 2013 and 2012, respectively, and $167.8 million and $137.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$448,396	$432,521	$481,958	$468,321
Provision for loan loss	90,976	81,250	215,420	183,129
Recoveries	26,204	22,088	84,152	74,802
Principal charge-offs	(103,535)	(87,309)	(319,489)	(277,702)
Other	—	(8)	—	(8)
Balance at end of period	$462,041	$448,542	$462,041	$448,542

Delinquencies

A credit card account is contractually delinquent if the Company does not receive the minimum payment by the specified due date on the cardholder’s statement. It is the Company’s policy to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company may engage collection agencies and outside attorneys to continue those efforts. At September 30, 2013, the more than 30 and more than 90 days delinquency rates were 4.5% and 1.9%, respectively. At December 31, 2012, the more than 30 and more than 90 days delinquency rates were 4.0% and 1.7%, respectively.

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

Credit card receivables for which temporary hardship and permanent concessions were granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card receivables are evaluated at their present value with impairment measured as the difference between the credit card receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified credit card receivables on a pooled basis, the discount rate used for credit card receivables is the average current annual percentage rate the Company applies to non-impaired credit card receivables, which approximates what would have been applied to the pool of modified credit card receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card receivables are included in the general pool of credit card receivables with the allowance determined under the contingent loss model of ASC 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to the modified credit card receivables in these programs, there would not be a material difference in the allowance for loan loss.

The Company had $117.3 million and $117.0 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $37.3 million and $39.7 million, respectively, as of September 30, 2013 and December 31, 2012. These modified credit card receivables represented less than 3% of the Company’s total credit card receivables as of September 30, 2013 and December 31, 2012, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The average recorded investment in the impaired credit card receivables was $116.7 million and $111.7 million for the three months ended September 30, 2013 and 2012, respectively, and $117.2 million and $114.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $3.2 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively, and $9.5 million and $9.1 million for the nine months ended September 30, 2013 and 2012, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	37,032	$34,169	$34,147	109,927	$100,270	$100,209

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	35,000	$31,267	$31,248	95,039	$85,422	$85,316

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	15,536	$14,874	46,729	$44,295

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	12,764	$12,363	41,971	$40,524

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card Receivables

The following tables set forth, as of September 30, 2013 and 2012, the number of active credit card accounts with balances and the related principal balances outstanding, based upon the age of the active credit card accounts from origination:

	September 30, 2013
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding (1)	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,233	27.0%	$1,660,718	23.5%
13-24 Months	2,187	13.9	930,082	13.2
25-36 Months	1,514	9.7	684,463	9.7
37-48 Months	1,136	7.2	553,471	7.8
49-60 Months	931	5.9	500,259	7.1
Over 60 Months	5,694	36.3	2,728,040	38.7
Total	15,695	100.0%	$7,057,033	100.0%

(1)	Excludes $51.0 million of loan receivables held for sale.

	September 30, 2012
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,838	25.7%	$1,388,049	22.2%
13-24 Months	1,944	13.0	733,807	11.7
25-36 Months	1,424	9.5	621,926	9.9
37-48 Months	1,139	7.6	565,294	9.0
49-60 Months	944	6.3	436,518	7.0
Over 60 Months	5,668	37.9	2,514,645	40.2
Total	14,957	100.0%	$6,260,239	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card receivables by obligor credit quality as of September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding (1)	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$144,336	2.0%	$290,008	4.6%
27.1% and higher	330,802	4.7	257,032	4.1
17.1% - 27.0%	669,535	9.5	545,755	8.7
12.6% - 17.0%	746,424	10.6	625,436	10.0
3.7% - 12.5%	2,819,112	39.9	2,521,231	40.3
1.9% - 3.6%	1,487,871	21.1	1,322,943	21.1
Lower than 1.9%	858,953	12.2	697,834	11.2
Total	$7,057,033	100.0%	$6,260,239	100.0%

(1)	Excludes $51.0 million of loan receivables held for sale.

Credit Card Portfolio Acquisition

In March 2013, the Company acquired the existing private label credit card portfolio of Barneys New York. The total purchase price was $37.1 million and consisted of $35.3 million of credit card receivables and $1.8 million of intangible assets that are included in the September 30, 2013 unaudited condensed consolidated balance sheet.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts. As of September 30, 2013, these trusts consisted of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments, and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012.

The WFN Trusts and the WFC Trust are variable interest entities (“VIEs”), and the Company is deemed to be the primary beneficiary for the WFN Trusts and the WFC Trust, as it is the servicer for each of the trusts and is a holder of the residual interest. The Company, through its involvement in the activities of the trusts, has the power to direct the activities that most significantly impact the economic performance of the trust, and the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The assets of these consolidated VIEs include certain credit card receivables that are restricted to settle the obligations of those entities and are not expected to be available to the Company or its creditors. The liabilities of the consolidated VIEs include non-recourse secured borrowings and other liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30, 2013	December 31, 2012
	(In thousands)
Total credit card receivables – restricted for securitization investors	$6,185,497	$6,597,120
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$120,210	$112,203

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net charge-offs of securitized principal	$70,752	$61,441	$219,441	$184,886

4.  REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. These assets are primarily denominated in Canadian dollars. There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2013 and 2012. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	September 30, 2013				December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$58,579	$—	$—	$58,579	$40,266	$—	$—	$40,266
Government bonds	—	—	—	—	5,064	53	—	5,117
Corporate bonds	480,761	7,504	(905)	487,360	436,846	10,560	(99)	447,307
Total	$539,340	$7,504	$(905)	$545,939	$482,176	$10,613	$(99)	$492,690

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2013 and December 31, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		September 30, 2013 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$98,868	$(905)	$—	$—	$98,868	$(905)
Total	$98,868	$(905)	$—	$—	$98,868	$(905)

	Less than 12 months		December 31, 2012 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$36,518	$(99)	$—	$—	$36,518	$(99)
Total	$36,518	$(99)	$—	$—	$36,518	$(99)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of September 30, 2013, the Company does not consider the investments to be other-than-temporarily impaired.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the securities at September 30, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$141,764	$142,273
Due after one year through five years	397,576	403,666
Total	$539,340	$545,939

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2013
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(171,600)	$268,600	3-12 years—straight line
Premium on purchased credit card portfolios	214,337	(109,837)	104,500	5-10 years—straight line, accelerated
Customer database	161,700	(117,349)	44,351	4-10 years—straight line
Collector database	67,899	(62,335)	5,564	30 years—15% declining balance
Tradenames	58,555	(13,992)	44,563	4-15 years—straight line
Purchased data lists	16,834	(11,099)	5,735	1-5 years—straight line, accelerated
Favorable lease	3,291	(289)	3,002	10 years—straight line
Noncompete agreements	1,300	(325)	975	3 years—straight line
	$964,116	$(486,826)	$477,290
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$976,466	$(486,826)	$489,640

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(124,351)	$315,849	3-12 years—straight line
Premium on purchased credit card portfolios	237,800	(108,227)	129,573	5-10 years—straight line, accelerated
Customer database	161,700	(102,706)	58,994	4-10 years—straight line
Collector database	70,550	(63,980)	6,570	30 years—15% declining balance
Tradenames	59,102	(10,139)	48,963	4-15 years—straight line
Purchased data lists	14,540	(8,527)	6,013	1-5 years—straight line, accelerated
Favorable lease	3,291	(29)	3,262	10 years—straight line
Noncompete agreements	1,300	—	1,300	3 years—straight line
	$988,483	$(417,959)	$570,524
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,000,833	$(417,959)	$582,874

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2012	$248,070	$1,241,251	$261,732	$—	$1,751,053
Effects of foreign currency translation	(8,898)	(176)	—	—	(9,074)
September 30, 2013	$239,172	$1,241,075	$261,732	$—	$1,741,979

6. DEBT

Debt consists of the following:

Description	September 30, 2013	December 31, 2012	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2013 credit facility	$269,000	$—	July 2018	(1)
2013 term loan	1,192,500	—	July 2018	(1)
2011 term loan	—	885,928	—	—
Convertible senior notes due 2013	—	768,831	—	—
Convertible senior notes due 2014	325,499	304,333	May 2014	4.75%
Senior notes due 2017	396,313	395,734	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Capital lease obligations and other debt	—	13	—	—
Total long-term and other debt	2,683,312	2,854,839
Less: current portion	(355,499)	(803,269)
Long-term portion	$2,327,813	$2,051,570

Deposits:
Certificates of deposit	$2,050,504	$1,974,158	Various – October 2013 – May 2020	0.15% to 5.25%
Money market deposits	260,003	254,253	On demand	0.01% to 0.18%
Total deposits	2,310,507	2,228,411
Less: current portion	(1,138,905)	(1,092,753)
Long-term portion	$1,171,602	$1,135,658

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,001,916	$2,403,555	Various – October 2014 – June 2019	0.91% to 6.75%
Floating rate asset-backed term note securities	—	545,700	—	—
Conduit asset-backed securities	980,000	1,181,715	Various – March 2014 – September 2015	1.18% to 1.71%
Total non-recourse borrowings of consolidated securitization entities	3,981,916	4,130,970
Less: current portion	(315,000)	(1,474,054)
Long-term portion	$3,666,916	$2,656,916

(1)	At September 30, 2013, the weighted average interest rate was 2.18% for both the 2013 Credit Facility and 2013 Term Loan.

At September 30, 2013, the Company was in compliance with its covenants.

Credit Agreements

In July 2013, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, entered into a credit agreement with various agents and lenders dated July 10, 2013 (the “2013 Credit Agreement”), replacing the Company’s credit agreement dated May 24, 2011 (the “2011 Credit Agreement”). The 2011 Credit Agreement provided for a $903.1 million term loan subject to certain principal repayments and a $917.5 million revolving line of credit. Upon entering into the 2013 Credit Agreement, the 2011 Credit Agreement was terminated.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Wells Fargo Bank, N.A. is the administrative agent and letter of credit issuer under the 2013 Credit Agreement. The 2013 Credit Agreement provides for a $1,142.5 million term loan (the “2013 Term Loan”) with certain principal repayments and a $1,142.5 million revolving line of credit (the “2013 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2013 Credit Agreement includes an uncommitted accordion feature of up to $500.0 million (in certain circumstances, up to $615.0 million) in the aggregate allowing for future incremental borrowings, subject to certain conditions.

In September 2013, the Company exercised in part the accordion feature of the 2013 Credit Agreement, and increased the borrowings under the 2013 Term Loan by $57.5 million to $1.2 billion and increased the capacity under the 2013 Credit Facility by $57.5 million to $1.2 billion.

Total availability under the 2013 Credit Facility at September 30, 2013 was $931.0 million.

In October 2013, the Company exercised in part the accordion feature of the 2013 Credit Agreement, and increased the borrowings under the 2013 Term Loan and the capacity under the 2013 Credit Facility, each by $25.0 million.

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

Convertible Senior Notes

At September 30, 2013, the Company had outstanding $345.0 million of convertible senior notes scheduled to mature on May 15, 2014 (the “Convertible Senior Notes due 2014”). On August 1, 2013, the Company settled in cash the remaining $772.6 million of convertible senior notes due August 1, 2013, of which $772.5 million was surrendered for conversion for $1,790.3 million, with the remaining principal paid at maturity. The Company received $1,017.7 million of cash from the counterparties in settlement of the related convertible note hedge transactions.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table below summarizes the carrying value of the components of the convertible senior notes:

	September 30, 2013	December 31, 2012
	(In millions)
Carrying amount of equity component	$115.9	$368.7

Principal amount of liability component	$345.0	$1,150.0
Unamortized discount	(19.5)	(76.8)
Net carrying value of liability component	$325.5	$1,073.2

If-converted value of common stock	$1,533.7	$2,534.4

The discount on the liability component will be amortized as interest expense over the remaining life of the Convertible Senior Notes due 2014 which, at September 30, 2013, is a period of 0.6 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$5,074	$7,619	$20,073	$22,856
Amortization of discount on liability component	12,602	20,865	57,321	60,915
Total interest expense on convertible senior notes	$17,676	$28,484	$77,394	$83,771

Effective interest rate (annualized)	13.2%	11.0%	11.8%	11.0%

The Convertible Senior Notes due 2014 are convertible at the option of the holder based on the condition that the common stock trading price exceeded 130% of the applicable conversion price. Through September 30, 2013, a de minimis amount of the Convertible Senior Notes due 2014 were surrendered for conversion and, in each case, either have been or will be settled in cash following the completion of the applicable cash settlement averaging period.

Senior Notes Due 2017

In November 2012, the Company issued and sold $400 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the “Senior Notes due 2017”) at an issue price of 98.912% of the aggregate principal amount. The unamortized discount was $3.7 million and $4.3 million at September 30, 2013 and December 31, 2012, respectively. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at September 30, 2013, is a period of 4.2 years at an effective annual interest rate of 5.5%.

Deposits

As of September 30, 2013, Comenity Bank and Comenity Capital Bank had issued $260.0 million in money market deposits. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Non-Recourse Borrowings of Consolidated Securitization Entities

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

In April 2013, $500.0 million of floating rate Series 2006-A asset-backed term notes matured and were repaid by the Company.

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

In July 2013, $245.0 million of fixed rate Series 2009-D asset-backed term notes matured and were repaid by the Company.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of September 30, 2013, total capacity under the conduit facilities was $2.1 billion, of which $980.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheet. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from March 2014 to September 2015 with variable interest rates ranging from 1.18% to 1.71% as of September 30, 2013.

In May 2013, the Company renewed its 2009-VFN conduit facility under World Financial Capital Master Note Trust, extending the maturity to May 31, 2015 and increasing the total capacity from $375.0 million to $450.0 million.

In September 2013, the Company renewed its 2009-VFC1 conduit facility under World Financial Network Credit Card Master Note Trust III, extending the maturity to September 24, 2015 and increasing the total capacity from $330.0 million to $440.0 million.

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

The Company’s outstanding interest rate derivative instruments matured in April 2013. The Company was not a party to any derivative instruments as of September 30, 2013.

There were no gains on derivative instruments for the three months ended September 30, 2013. Gains on derivative instruments of $7.5 million for the three months ended
September 30, 2012, and $8.5 million and $22.7 million for the nine months ended September 30, 2013 and 2012, respectively, were recognized in securitization funding costs within the unaudited condensed consolidated statements of income.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. DEFERRED REVENUE

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred. Amounts for revenue related to the redemption element and service element are recorded in redemption revenue and transaction revenue, respectively, in the unaudited condensed consolidated statements of income.

Under certain of the Company’s contracts, a portion of the proceeds is paid to the Company upon the issuance of an AIR MILES reward mile and a portion is paid at the time of redemption and therefore, the Company does not have a redemption obligation related to these contracts on its unaudited condensed consolidated balance sheets. Revenue is recognized at the time of redemption and is not reflected in the reconciliation of the redemption obligation detailed below. Under such contracts, the proceeds received at issuance are initially deferred as service revenue and revenue is recognized pro rata over the estimated life of an AIR MILES reward mile.

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2012	$380,013	$869,048	$1,249,061
Cash proceeds	153,669	386,101	539,770
Revenue recognized	(158,381)	(403,754)	(562,135)
Other	—	386	386
Effects of foreign currency translation	(14,248)	(32,509)	(46,757)
September 30, 2013	$361,053	$819,272	$1,180,325
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$182,310	$819,272	$1,001,582
Non-current liabilities	$178,743	$—	$178,743

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

For the nine months ended September 30, 2013, the Company acquired a total of 1,392,000 shares of its common stock for $231.1 million. As of September 30, 2013, the Company has $168.9 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended
September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of operations	$9,812	$8,343	$29,354	$23,864
General and administrative	5,601	4,076	14,074	13,741
Total	$15,413	$12,419	$43,428	$37,605

During the nine months ended September 30, 2013, the Company awarded 257,212 performance-based restricted stock units with a weighted average grant date fair value per share of $152.05 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2013 to December 31, 2013 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 21, 2014, an additional 33% of the award on February 23, 2015 and the final 34% of the award on February 22, 2016, provided that the participant is employed by the Company on each such vesting date.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the nine months ended September 30, 2013, the Company awarded 86,234 service-based restricted stock units with a weighted average grant date fair value per share of $158.40 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:

Three Months Ended September 30, 2013	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of June 30, 2013	$4,867	$(23,917)	$(19,050)
Changes in other comprehensive income (loss)	50	(247)	(197)
Balance as of September 30, 2013	$4,917	$(24,164)	$(19,247)

Three Months Ended September 30, 2012	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of June 30, 2012	$8,789	$(31,669)	$(22,880)
Changes in other comprehensive income (loss)	3,044	(2,107)	937
Balance as of September 30, 2012	$11,833	$(33,776)	$(21,943)

Nine Months Ended September 30, 2013	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2012	$10,321	$(32,182)	$(21,861)
Changes in other comprehensive income (loss)	(5,404)	8,018	2,614
Balance as of September 30, 2013	$4,917	$(24,164)	$(19,247)

Nine Months Ended September 30, 2012	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2011	$6,953	$(30,009)	$(23,056)
Changes in other comprehensive income (loss)	4,880	(3,767)	1,113
Balance as of September 30, 2012	$11,833	$(33,776)	$(21,943)

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

A de minimis amount was reclassified out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013.

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$784,042	$784,042	$893,352	$893,352
Trade receivables, net	337,332	337,332	370,110	370,110
Credit card receivables, net	7,046,254	7,046,254	6,967,674	6,967,674
Redemption settlement assets, restricted	545,939	545,939	492,690	492,690
Cash collateral, restricted	33,842	33,842	65,160	65,160
Other investments	102,824	102,824	91,972	91,972
Derivative instruments	—	—	4	4
Financial liabilities
Accounts payable	258,254	258,254	215,470	215,470
Deposits	2,310,507	2,330,983	2,228,411	2,255,089
Non-recourse borrowings of consolidated securitization entities	3,981,916	3,999,272	4,130,970	4,225,745
Long-term and other debt	2,683,312	3,929,269	2,854,839	4,358,379
Derivative instruments	—	—	8,515	8,515

Fair Value of Assets and Liabilities Held at September 30, 2013 and December 31, 2012

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity and the relatively liquid nature of these assets and liabilities.

Credit card receivables, net — Credit card receivables, net includes both receivables issued or purchased by the Company in the normal course of business and loan receivables held for sale as described in Note 3, “Credit Card Receivables.” The carrying amount of credit card receivables, net approximates fair value due to the short maturity and average interest rates that approximate current market origination rates. Loan receivables held for sale, which were $51.0 million at September 30, 2013, are carried at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration between origination and sale.

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

Other investments— Other investments consist primarily of restricted cash and marketable securities. The fair value is based on quoted market prices for the same or similar securities.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of September 30, 2013, the Company’s other investments consisted of $38.4 million of restricted cash and $64.4 million of marketable securities. The Company had a cost basis in its marketable securities of $67.1 million with unrealized losses of $2.8 million and unrealized gains of $0.1 million. Of the $2.8 million unrealized losses, $2.7 million has been unrealized for less than twelve months and $0.1 million has been unrealized for twelve months or greater.

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

The amortized cost and estimated fair value of the marketable securities at September 30, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$6,643	$6,549
Due after five years through ten years	4,825	4,862
Due after ten years	55,615	53,033
Total	$67,083	$64,444

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. There were no realized gains or losses from the sale of other investments for the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013, the Company does not consider the investments to be other-than-temporarily impaired.

Deposits — The fair value is estimated based on the current observable market rates available to the Company for similar deposits with similar remaining maturities.

Non-recourse borrowings of consolidated securitization entities — The fair value is estimated based on the current observable market rates available to the Company for similar debt instruments with similar remaining maturities or quoted market prices for the same transaction.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements at September 30, 2013 Using
	Balance at September 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$487,360	$—	$487,360	$—
Cash collateral, restricted	33,842	—	—	33,842
Other investments (2)	102,824	43,322	59,502	—
Total assets measured at fair value	$624,026	$43,322	$546,862	$33,842

		Fair Value Measurements at December 31, 2012 Using
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,117	$—	$5,117	$—
Corporate bonds (1)	447,307	6,165	441,142	—
Cash collateral, restricted	65,160	2,500	—	62,660
Other investments (2)	91,972	51,951	40,021	—
Derivative instruments (3)	4	—	4	—
Total assets measured at fair value	$609,560	$60,616	$486,284	$62,660

Derivative instruments (4)	$8,515	$—	$8,515	$—
Total liabilities measured at fair value	$8,515	$—	$8,515	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other assets in the unaudited condensed consolidated balance sheets.

(3)	Amount is included in other assets in the unaudited condensed consolidated balance sheets.

(4)	Amount is included in other current liabilities in the unaudited condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of September 30, 2013 and 2012:

	Cash Collateral, Restricted
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$45,951	$122,395	$62,660	$158,727
Total gains (realized or unrealized):
Included in earnings	296	995	1,087	5,014
Purchases	—	1,287	—	1,287
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(12,405)	(62,472)	(29,905)	(102,823)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$33,842	$62,205	$33,842	$62,205

Gains for the period included in earnings related to assets still held at end of period	$296	$995	$1,087	$5,014

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2013 and 2012.

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 13 to 37 months at September 30, 2013, with a weighted average term of 20 months. The unobservable input used to calculate the fair value was the discount rate of 3.2%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases (decreases) in the term or the discount rate would result in a lower (higher) fair value.

For the three and nine months ended September 30, 2013 and 2012, gains included in earnings attributable to cash collateral, restricted are included in interest in the unaudited condensed consolidated statements of income.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$784,042	$784,042	$—	$—
Credit card and loan receivables, net	7,046,254	—	—	7,046,254
Total assets	$7,830,296	$784,042	$—	$7,046,254

Deposits	$2,330,983	$—	$2,330,983	$—
Non-recourse borrowings of consolidated securitization entities	3,999,272	—	3,999,272	—
Long-term and other debt	3,929,269	—	3,929,269	—
Total liabilities	$10,259,524	$—	$10,259,524	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$893,352	$893,352	$—	$—
Credit card and loan receivables, net	6,967,674	—	—	6,967,674
Total assets	$7,861,026	$893,352	$—	$6,967,674

Deposits	$2,255,089	$—	$2,255,089	$—
Non-recourse borrowings of consolidated securitization entities	4,225,745	—	4,225,745	—
Long-term and other debt	4,358,379	—	4,358,379	—
Total liabilities	$10,839,213	$—	$10,839,213	$—

11. INCOME TAXES

For the three and nine months ended September 30, 2013, the Company utilized an effective tax rate of 38.1% and 37.9%, respectively, to calculate its provision for income taxes. For the three and nine months ended September 30, 2012, the Company utilized an effective tax rate of 37.1% and 37.8%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income Taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2013 based on all known variables is 38.0%.

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

•
Private Label Services and Credit provides risk management solutions, account origination, funding, transaction processing, customer care and collections services for the Company’s retail credit card programs.

Corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments.

Three Months Ended September 30, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$213,338	$356,035	$531,098	$40	$(4,064)	$1,096,447
Adjusted EBITDA (1)	62,228	78,431	246,203	(28,209)	—	358,653
Stock compensation expense	2,664	4,689	2,458	5,602	—	15,413
Depreciation and amortization	4,806	34,886	13,161	1,619	—	54,472
Operating income (loss)	54,758	38,856	230,584	(35,430)	—	288,768
Interest expense, net	(381)	(7)	29,575	44,828	—	74,015
Income (loss) before income taxes	55,139	38,863	201,009	(80,258)	—	214,753

Three Months Ended September 30, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$215,654	$240,820	$455,939	$80	$(1,001)	$911,492
Adjusted EBITDA (1)	60,334	64,244	214,476	(20,432)	—	318,622
Stock compensation expense	2,408	3,549	2,386	4,076	—	12,419
Depreciation and amortization	4,834	24,821	11,267	810	—	41,732
Operating income (loss)	53,092	35,874	200,823	(25,318)	—	264,471
Interest expense, net	(533)	(10)	29,217	45,691	—	74,365
Income (loss) before income taxes	53,625	35,884	171,606	(71,009)	—	190,106

Nine Months Ended September 30, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$674,382	$1,005,789	$1,508,321	$40	$(10,556)	$3,177,976
Adjusted EBITDA (1)	191,006	196,441	736,338	(70,286)	—	1,053,499
Stock compensation expense	7,883	13,418	8,053	14,074	—	43,428
Depreciation and amortization	13,465	103,814	39,657	3,962	—	160,898
Operating income (loss)	169,658	79,209	688,628	(88,322)	—	849,173
Interest expense, net	(800)	(46)	91,802	149,069	—	240,025
Income (loss) before income taxes	170,458	79,255	596,826	(237,391)	—	609,148

Nine Months Ended September 30, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$703,013	$704,228	$1,265,782	$372	$(3,849)	$2,669,546
Adjusted EBITDA (1)	179,300	152,845	644,956	(62,009)	—	915,092
Stock compensation expense	6,777	10,599	6,488	13,741	—	37,605
Depreciation and amortization	14,920	74,043	28,614	2,277	—	119,854
Operating income (loss)	157,603	68,203	609,854	(78,027)	—	757,633
Interest expense, net	(895)	(47)	83,537	130,489	—	213,084
Income (loss) before income taxes	158,498	68,250	526,317	(208,516)	—	544,549

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

Year in Review Highlights

For the nine months ended September 30, 2013, revenue increased 19.0% to $3.2 billion and adjusted EBITDA increased 15.1% to $1.1 billion as compared to the prior year period. See below for discussion of operating results for each of our three segments.

LoyaltyOne®

Revenue decreased 4.1% to $674.4 million and adjusted EBITDA increased 6.5% to $191.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012.

The LoyaltyOne segment generates revenue primarily from our coalition loyalty program in Canada and, as such, the segment can be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. A weaker Canadian dollar negatively impacted the results of operations for the nine months ended September 30, 2013, as the average foreign currency exchange rate was $0.98 as compared to $1.00 in the prior year period, which lowered revenue and adjusted EBITDA by $14.3 million and $4.4 million, respectively.

AIR MILES® reward miles redeemed during the nine months ended September 30, 2013 decreased 7.4% compared to the same period in the prior year with higher collector redemptions in the prior year attributable to the introduction of a five-year expiry policy.

The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to go unredeemed. AIR MILES reward miles issued during the nine months ended September 30, 2013 increased 0.7% compared to the same period in the prior year due to addition of new sponsors. Timing of sponsor promotional activities can impact issuance growth in a particular quarter, and for the three months ended September 30, 2013, AIR MILES reward miles issued increased 11 percent as compared to the prior year due to increased promotional activity in the credit card and gas sectors, and new sponsor signings. We expect similar promotional activity in the fourth quarter of 2013.

Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption revenue and service revenue is deferred. Historically, the allocation of the fees received from AIR MILES reward miles issued was allocated to the redemption element based on the fair value of the redemption element, and the service element was determined based on the residual method. The adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements,” eliminates the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. For these agreements, we determine the selling price for all of the deliverables in the arrangement, and use the relative selling price method to allocate the arrangement consideration among the deliverables. Because the relative selling price method is used to allocate the consideration for these agreements, there is also a shift in the allocation of deferred revenue between the redemption element and service element. This shift will impact the classification of revenue between the transaction revenue and redemption revenue; however, this amount is not expected to be material.

In the first quarter of 2013, we renewed our agreements with Bank of Montreal and Amex Bank of Canada, two of our top five sponsors. As part of our analysis, it was determined that in addition to the redemption and service elements, the right to use of the “AIR MILES” brand name met the criteria for a separate deliverable or element under ASU 2009-13.

For those sponsor contracts within the scope of ASU 2009-13, proceeds from the issuance of AIR MILES reward miles are allocated to three elements, the redemption element, the service element, and the brand element, based on the relative selling price method.  Revenue for the redemption element is recognized at the time an AIR MILES reward mile is redeemed.  For the service element, revenue is recognized over the estimated life of an AIR MILES reward mile. For the brand element, revenue is recognized at the time an AIR MILES reward mile is issued. For the nine months ended September 30, 2013, we have recognized $25.0 million associated with the brand element, which is included as transaction revenue in the unaudited condensed consolidated statements of income.

During the nine months ended September 30, 2013, LoyaltyOne signed new multi-year agreements with Old Navy, a leading retailer of family apparel; Eastlink, a privately-held Canadian telecommunications company; Irving Oil, a regional energy and marketing company; and Staples Canada, Inc., Canada’s largest supplier of office supplies, technology, office furniture and business services, to participate as sponsors in the AIR MILES Reward Program.

Index

AIR MILES Cash, an instant reward option added to the AIR MILES Reward Program in March 2012, continues to expand with over 1.7 million collectors enrolled at September 30, 2013. We expect AIR MILES Cash to account for slightly over 10 percent of AIR MILES reward miles issued during 2013.

Further, CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz coalition loyalty program, or dotz, in which we have an approximate 37% ownership, has approximately 9.6 million collectors enrolled at September 30, 2013, as compared to approximately 4.6 million collectors enrolled at September 30, 2012. In September 2013, we announced the expansion of dotz into the state of Santa Catarina and the city of Curitiba, increasing the total market count to seven. We anticipate that dotz will enter into two additional Brazilian markets by the end of 2013.

Epsilon®

Revenue increased 42.8% to $1.0 billion and adjusted EBITDA increased 28.5% to $196.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012. These increases were driven by the acquisition of the Hyper Marketing group of companies, or HMI, in November 2012 as well as strength in the telecommunications and automotive verticals.

During the nine months ended September 30, 2013, Epsilon announced a new multi-year agreement with the National Football League to provide database and email marketing services. Additionally, Epsilon announced a new multi-year agreement with Dunkin’ Donuts to provide technology for its new loyalty initiative. Epsilon also announced a new multi-year agreement with Road Scholar, a not-for-profit organization providing adults with educational travel opportunities worldwide, to provide database marketing services.

Epsilon signed a multi-year renewal agreement with Marriott International, Inc., a leading lodging company, to continue to support email deployment, strategy and creative services for its loyalty program. We also signed multi-year renewal and expansion agreements with AT&T to continue to provide data and agency services, and with Kroger, one of the world’s largest retailers, to continue to provide permission-based email marketing deployment and to provide strategic, creative and analytic services. Finally, we renewed multi-year agreements with Guthy-Renker, one of the world’s largest direct marketing companies, to continue to provide database, data and permission-based email marketing services, and Carlson Rezidor Hotel Group, one of the world’s largest hotel groups, to continue to provide email marketing services.

Private Label Services and Credit

Revenue increased 19.2% to $1.5 billion and adjusted EBITDA increased 14.2% to $736.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012.

For the nine months ended September 30, 2013, average credit card receivables increased 24.7% as compared to the same period in the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 24.5% for the nine months ended September 30, 2013 due to strong core credit cardholder spending, recent new client signings and recent credit card portfolio acquisitions.

Delinquency rates were 4.5% and 4.2% of principal receivables at September 30, 2013 and 2012, respectively. The principal net charge-off rate improved to 4.5% for the nine months ended September 30, 2013 from 4.8% in the prior year period.

During the nine months ended September 30, 2013, we announced the signings of certain agreements to provide private label credit card services to Orchard Brands, El Dorado Furniture, Aspen Dental and Tiger Direct. We also announced the signing of a new multi-year agreement with Zale Corporation to provide private label credit card services and to acquire the existing credit card portfolio at a future date.

Additionally, we announced the signings of certain agreements to provide co-brand credit card services to The Geddes Group, Ohio University Alumni Association, Caesars Entertainment Corporation and Gander Mountain. We also announced the signing of a new multi-year agreement with Coldwater Creek to provide co-brand and private label credit card services and to acquire the existing co-brand credit card portfolio at a future date.

In August 2013, we announced the signing of new multi-year agreements with subsidiaries of eBay, Inc., or collectively, eBay, to become an issuer for eBay’s Bill Me Later® credit products. After issuance, these loan receivables are sold to eBay at par value plus accrued interest. Upon eBay’s purchase of the Bill Me Later loan receivables, we are obligated to purchase a participating interest in a pool of loan receivables that includes the Bill Me Later loan receivables originated by us.

In March 2013, we purchased the existing private label credit card portfolio of Barneys New York for a total purchase price of $37.1 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$132,878	$119,545	$378,297	$338,595
Stock compensation expense	15,413	12,419	43,428	37,605
Provision for income taxes	81,875	70,561	230,851	205,954
Interest expense, net	74,015	74,365	240,025	213,084
Depreciation and other amortization	21,395	18,745	61,401	54,845
Amortization of purchased intangibles	33,077	22,987	99,497	65,009
Adjusted EBITDA	$358,653	$318,622	$1,053,499	$915,092

Index

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$213,338	$215,654	$(2,316)	(1.1)%
Epsilon	356,035	240,820	115,215	47.8
Private Label Services and Credit	531,098	455,939	75,159	16.5
Corporate/Other	40	80	(40)	nm *
Eliminations	(4,064)	(1,001)	(3,063)	nm *
Total	$1,096,447	$911,492	$184,955	20.3%
Adjusted EBITDA (1):
LoyaltyOne	$62,228	$60,334	$1,894	3.1%
Epsilon	78,431	64,244	14,187	22.1
Private Label Services and Credit	246,203	214,476	31,727	14.8
Corporate/Other	(28,209)	(20,432)	(7,777)	38.1
Eliminations	—	—	—	—
Total	$358,653	$318,622	$40,031	12.6%
Stock compensation expense:
LoyaltyOne	$2,664	$2,408	$256	10.6%
Epsilon	4,689	3,549	1,140	32.1
Private Label Services and Credit	2,458	2,386	72	3.0
Corporate/Other	5,602	4,076	1,526	37.4
Total	$15,413	$12,419	$2,994	24.1%
Depreciation and amortization:
LoyaltyOne	$4,806	$4,834	$(28)	(0.6)%
Epsilon	34,886	24,821	10,065	40.6
Private Label Services and Credit	13,161	11,267	1,894	16.8
Corporate/Other	1,619	810	809	99.9
Total	$54,472	$41,732	$12,740	30.5%
Operating income:
LoyaltyOne	$54,758	$53,092	$1,666	3.1%
Epsilon	38,856	35,874	2,982	8.3
Private Label Services and Credit	230,584	200,823	29,761	14.8
Corporate/Other	(35,430)	(25,318)	(10,112)	39.9
Eliminations	—	—	—	—
Total	$288,768	$264,471	$24,297	9.2%
Adjusted EBITDA margin (2):
LoyaltyOne	29.2%	28.0%	1.2%
Epsilon	22.0	26.7	(4.7)
Private Label Services and Credit	46.4	47.0	(0.6)
Total	32.7%	35.0%	(2.3)%
Segment operating data:
Private label statements generated	47,716	43,050	4,666	10.8%
Credit sales	$3,628,383	$3,149,420	$478,963	15.2%
Average credit card receivables	$7,154,979	$6,121,431	$1,033,548	16.9%
AIR MILES reward miles issued	1,341,468	1,212,523	128,945	10.6%
AIR MILES reward miles redeemed	887,209	885,647	1,562	0.2%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $185.0 million, or 20.3%, to $1.1 billion for the three months ended September 30, 2013 from $911.5 million for the three months ended
September 30, 2012. The net increase was due to the following:

•
Transaction. Revenue increased $9.4 million, or 12.5%, to $84.3 million for the three months ended September 30, 2013. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $9.1 million and other servicing fees charged to our credit cardholders increased $6.6 million, offset by a decrease of $4.8 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with the signing of new clients.

•
Redemption. Revenue decreased $12.2 million, or 8.4%, to $132.0 million for the three months ended September 30, 2013. Revenue was negatively impacted by both a $5.8 million decrease in redemption revenue due to a lower average exchange rate and the change in our estimate of breakage in December 2012.

•
Finance charges, net. Revenue increased $73.0 million, or 16.8%, to $507.8 million for the three months ended September 30, 2013. This increase was driven by a 16.9% increase in average credit card receivables, which have increased over $1.0 billion through a combination of recent credit card portfolio acquisitions and strong credit cardholder spending.

•
Database marketing fees and direct marketing. Revenue increased $109.4 million, or 48.6%, to $334.7 million for the three months ended September 30, 2013. The increase in revenue was driven by increases within our Epsilon segment, including our acquisition of HMI, which added $77.3 million, an increase in agency revenue of $18.6 million due to demand in the telecommunications and automotive verticals and an $11.2 million increase in strategic database revenue due to the addition of new clients.

•	Other revenue. Revenue increased $5.3 million, or 16.5%, to $37.7 million for the three months ended September 30, 2013 due to additional consulting services provided by Epsilon.

Cost of operations. Cost of operations increased $128.9 million, or 25.8%, to $628.4 million for the three months ended September 30, 2013 from $499.5 million for the three months ended September 30, 2012. The net increase was due to the following:

•
Within the LoyaltyOne segment, cost of operations declined $4.0 million due to a $6.5 million decrease in fulfillment costs for the AIR MILES Reward Program, a $1.7 million decrease in payroll and benefits and a decrease in losses associated with international expansion efforts. These decreases were partially offset by an increase in marketing expenses of $4.5 million due to increased promotional activity during the three months ended September 30, 2013.

•
Within the Epsilon segment, cost of operations increased $102.2 million due to the HMI acquisition, which added $67.0 million, as well as an increase in direct marketing costs associated with the growth in agency revenue of $23.9 million. Additionally, payroll and benefit costs within strategic database increased $12.6 million to support growth.

•
Within the Private Label Services and Credit segment, cost of operations increased by $33.8 million. Payroll and benefits increased $18.6 million due to an increase in the number of associates to support growth, and marketing expenses increased $4.1 million due to the increase in credit sales. Other operating expenses increased by $9.9 million, as credit card processing expenses were higher due to an increase in the number of statements generated, and data processing costs increased due to growth in volumes.

Provision for loan loss. Provision for loan loss increased $9.7 million, or 12.0%, to $91.0 million for the three months ended September 30, 2013 as compared to $81.3 million for the three months ended September 30, 2012. The increase in the provision was a result of the growth in credit card receivables. The net charge-off rate was 4.3% for both the three months ended September 30, 2013 and 2012.

General and administrative. General and administrative expenses increased $9.3 million, or 37.7%, to $33.8 million for the three months ended September 30, 2013 as compared to $24.6 million for the three months ended September 30, 2012 due to higher data processing costs, as well as higher payroll and benefit costs.

Depreciation and other amortization. Depreciation and other amortization increased $2.7 million, or 14.1%, to $21.4 million for the three months ended September 30, 2013, as compared to $18.7 million for the three months ended September 30, 2012, due to additional assets placed into service resulting from both the HMI acquisition and recent capital expenditures.

Index

Amortization of purchased intangibles. Amortization of purchased intangibles increased $10.1 million, or 43.9%, to $33.1 million for the three months ended September 30, 2013 as compared to $23.0 million for the three months ended September 30, 2012. The increase relates to $8.4 million of additional amortization associated with the intangible assets from the HMI acquisition as well as recent credit card portfolio acquisitions.

Interest expense. Total interest expense, net decreased $0.4 million, or 0.5%, to $74.0 million for the three months ended September 30, 2013 as compared to $74.4 million for the three months ended September 30, 2012 due to the following:

•
Securitization funding costs. Securitization funding costs decreased $0.4 million due to lower average interest rates for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, offset by greater borrowings.

•	Interest expense on deposits. Interest expense on deposits increased $0.5 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $0.5 million. This was due to the maturity of the 2013 convertible senior notes on August 1, 2013 which resulted in a decrease in interest expense of $10.8 million, including a reduction of the imputed interest. This decrease was offset by an increase of $5.5 million resulting from the issuances of senior notes in 2012 and increases in interest expense associated with our 2013 term debt and credit facility.

Taxes. Income tax expense increased $11.3 million to $81.9 million for the three months ended September 30, 2013 from $70.6 million for the comparable period in 2012 due primarily to an increase in taxable income and an increase in the effective tax rate. The effective tax rate for the three months ended September 30, 2013 increased to 38.1% as compared to 37.1% for the three months ended September 30, 2012 due to the favorable impact of the settlement of certain audits in 2012.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $185.0 million, or 20.3%, to $1.1 billion for the three months ended September 30, 2013 from $911.5 million for the three months ended September 30, 2012. The net increase was due to the following:

•
LoyaltyOne. Revenue decreased $2.3 million, or 1.1%, to $213.3 million for the three months ended September 30, 2013. Redemption revenue decreased $12.2 million, or 8.4%, due to a lower average exchange rate and the change in our estimate of breakage in December 2012. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $9.1 million due to the recognition of revenue associated with the AIR MILES brand. A weaker Canadian dollar negatively impacted revenue for the three months ended September 30, 2013, as the average foreign exchange rate was $0.96 as compared to $1.01 in the prior year period, which lowered revenue by $9.1 million.

•
Epsilon. Revenue increased $115.2 million, or 47.8%, to $356.0 million for the three months ended September 30, 2013. The acquisition of HMI contributed $77.5 million to revenue. In addition, revenue increased $24.7 million, or 29.2%, due to increased demand in the telecommunications vertical. Additionally, marketing technology revenue increased $10.1 million due to new database builds placed in service during the three months ended September 30, 2013, offset by a decline in our digital business due to declines in email volumes.

•
Private Label Services and Credit. Revenue increased $75.2 million, or 16.5%, to $531.1 million for the three months ended September 30, 2013. Finance charges and late fees increased by $73.0 million, driven by a 16.9% increase in average credit card receivables due to recent credit card portfolio acquisitions and strong credit cardholder spending. Transaction revenue increased $2.2 million due to an increase in other servicing fees, offset by lower merchant fees resulting from increased royalty payments associated with the signing of new clients.

Adjusted EBITDA. Adjusted EBITDA increased $40.0 million, or 12.6%, to $358.7 million for the three months ended September 30, 2013 from $318.6 million for the three months ended September 30, 2012. The net increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $1.9 million, or 3.1%, to $62.2 million for the three months ended September 30, 2013, and adjusted EBITDA margin also increased to 29.2% for the three months ended September 30, 2013 from 28.0% for the same period in the prior year. Adjusted EBITDA was positively impacted by a reduction in operating expenses, including a decline in expenses associated with international activities.

•
Epsilon. Adjusted EBITDA increased $14.2 million, or 22.1%, to $78.4 million for the three months ended September 30, 2013. Adjusted EDITDA was positively impacted by both the growth in revenue, including the acquisition of HMI, which added $10.8 million to adjusted EBITDA. Adjusted EBITDA was negatively impacted by a decrease in the margin, which decreased to 22.0% for the three months ended September 30, 2013 from 26.7% for the same period in the prior year. The negative impact to adjusted EBITDA margin was due to a shift in revenue mix attributable to the HMI acquisition.

Index

•
Private Label Services and Credit. Adjusted EBITDA increased $31.7 million, or 14.8%, to $246.2 million for the three months ended September 30, 2013. Adjusted EBITDA was positively impacted by the increase in finance charges, net, offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card receivables.

•
Corporate/Other. Adjusted EBITDA decreased $7.8 million to a loss of $28.2 million for the three months ended September 30, 2013 related to higher payroll and benefit costs of $4.7 million, an increase in data processing costs due to higher volumes and an increase in consulting costs.

Index

Results of Operations

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Revenue:
LoyaltyOne	$674,382	$703,013	$(28,631)	(4.1)%
Epsilon	1,005,789	704,228	301,561	42.8
Private Label Services and Credit	1,508,321	1,265,782	242,539	19.2
Corporate/Other	40	372	(332)	nm *
Eliminations	(10,556)	(3,849)	(6,707)	nm *
Total	$3,177,976	$2,669,546	$508,430	19.0%
Adjusted EBITDA (1):
LoyaltyOne	$191,006	$179,300	$11,706	6.5%
Epsilon	196,441	152,845	43,596	28.5
Private Label Services and Credit	736,338	644,956	91,382	14.2
Corporate/Other	(70,286)	(62,009)	(8,277)	13.3
Eliminations	—	—	—	—
Total	$1,053,499	$915,092	$138,407	15.1%
Stock compensation expense:
LoyaltyOne	$7,883	$6,777	$1,106	16.3%
Epsilon	13,418	10,599	2,819	26.6
Private Label Services and Credit	8,053	6,488	1,565	24.1
Corporate/Other	14,074	13,741	333	2.4
Total	$43,428	$37,605	$5,823	15.5%
Depreciation and amortization:
LoyaltyOne	$13,465	$14,920	$(1,455)	(9.8)%
Epsilon	103,814	74,043	29,771	40.2
Private Label Services and Credit	39,657	28,614	11,043	38.6
Corporate/Other	3,962	2,277	1,685	74.0
Total	$160,898	$119,854	$41,044	34.2%
Operating income:
LoyaltyOne	$169,658	$157,603	$12,055	7.6%
Epsilon	79,209	68,203	11,006	16.1
Private Label Services and Credit	688,628	609,854	78,774	12.9
Corporate/Other	(88,322)	(78,027)	(10,295)	13.2
Eliminations	—	—	—	—
Total	$849,173	$757,633	$91,540	12.1%
Adjusted EBITDA margin (2):
LoyaltyOne	28.3%	25.5%	2.8%
Epsilon	19.5	21.7	(2.2)
Private Label Services and Credit	48.8	51.0	(2.2)
Total	33.2%	34.3%	(1.1)%
Segment operating data:
Private label statements generated	141,645	119,018	22,627	19.0%
Credit sales	$10,415,809	$8,362,968	$2,052,841	24.5%
Average credit card receivables	$7,027,830	$5,636,812	$1,391,018	24.7%
AIR MILES reward miles issued	3,784,848	3,758,675	26,173	0.7%
AIR MILES reward miles redeemed	2,925,501	3,160,207	(234,706)	(7.4)%

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

Index

Consolidated Operating Results:

Revenue. Total revenue increased $508.4 million, or 19.0%, to $3.2 billion for the nine months ended September 30, 2013 from $2.7 billion for the nine months ended September 30, 2012. The net increase was due to the following:

•
Transaction. Revenue increased $11.0 million, or 4.7%, to $246.2 million for the nine months ended September 30, 2013. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $31.9 million and other servicing fees charged to our credit cardholders increased $24.5 million, offset by a decrease of $42.5 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with the signing of new clients.

•
Redemption. Revenue decreased $61.5 million, or 12.5%, to $430.3 million for the nine months ended September 30, 2013 due to the impact of the change in estimate of our breakage rate in December 2012 as well as a 7.4% decrease in AIR MILES reward miles redeemed. The introduction of a five-year expiry policy for the AIR MILES Reward Program stimulated redemption activity in the first half of 2012.

•
Finance charges, net. Revenue increased $259.0 million, or 21.2%, to $1.4 billion for the nine months ended September 30, 2013. This increase was driven by a 24.7% increase in average credit card receivables, which have increased approximately $1.4 billion through a combination of recent credit card portfolio acquisitions and strong credit cardholder spending. This was offset in part by a 70 basis point decline in gross yield primarily due to the onboarding of new credit card portfolios.

•
Database marketing fees and direct marketing. Revenue increased $281.4 million, or 42.7%, to $939.8 million for the nine months ended September 30, 2013. The increase in revenue was driven by increases within our Epsilon segment, including our acquisition of HMI, which added $225.8 million, and an increase in agency revenue of $47.7 million due to demand in the telecommunications and automotive verticals. Additionally, marketing technology revenue increased $7.6 million due to new database builds which were placed in service during the nine months ended September 30, 2013, offset by our digital business due to declines in email volume.

•	Other revenue. Revenue increased $18.4 million, or 19.3%, to $113.7 million for the nine months ended September 30, 2013 due to additional consulting services provided by Epsilon.

Cost of operations. Cost of operations increased $335.3 million, or 21.9%, to $1.9 billion for the nine months ended September 30, 2013 from $1.5 billion for the nine months ended September 30, 2012. The net increase was due to the following:

•
Within the LoyaltyOne segment, cost of operations decreased $39.2 million due to a $37.0 million decrease in fulfillment costs for the AIR MILES Reward Program associated with the decline in AIR MILES reward miles redeemed. In addition, marketing expenses decreased $3.7 million due to a decline in costs associated with the promotion of AIR MILES Cash from 2012 and a reduction in costs associated with international expansion.

•
Within the Epsilon segment, cost of operations increased $260.8 million due to the HMI acquisition, which added $198.4 million, as well as an increase of $52.1 million in cost of operations associated with the increase in agency revenue.

•
Within the Private Label Services and Credit segment, cost of operations increased by $120.4 million. Payroll and benefits increased $53.5 million due to an increase in the number of associates to support growth, and marketing expenses increased $18.7 million due to the increase in credit sales. Other operating expenses increased by $40.9 million, as credit card processing expenses were higher due to an increase in the number of statements generated, and data processing costs increased due to growth in volumes.

Provision for loan loss. Provision for loan loss increased $32.3 million, or 17.6%, to $215.4 million for the nine months ended September 30, 2013 as compared to $183.1 million for the nine months ended September 30, 2012. The increase in the provision was a result of the growth in credit card receivables, offset in part by improved credit quality. The net charge-off rate improved 30 basis points to 4.5% for the nine months ended September 30, 2013 as compared to 4.8% for the nine months ended September 30, 2012.

General and administrative. General and administrative expenses increased $8.3 million, or 10.9%, to $84.4 million for the nine months ended September 30, 2013 as compared to $76.1 million for the nine months ended September 30, 2012 due to higher payroll costs and higher data processing costs.

Index

Depreciation and other amortization. Depreciation and other amortization increased $6.6 million, or 12.0%, to $61.4 million for the nine months ended September 30, 2013, as compared to $54.8 million for the nine months ended September 30, 2012, due to additional assets placed into service resulting from both the HMI acquisition and recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $34.5 million, or 53.1%, to $99.5 million for the nine months ended September 30, 2013 as compared to $65.0 million for the nine months ended September 30, 2012. The increase relates to $25.3 million of additional amortization associated with the intangible assets from the HMI acquisition as well as recent credit card portfolio acquisitions.

Interest expense. Total interest expense, net increased $26.9 million, or 12.6%, to $240.0 million for the nine months ended September 30, 2013 as compared to $213.1 million for the nine months ended September 30, 2012 due to the following:

•
Securitization funding costs. Securitization funding costs increased $4.0 million due to greater borrowings for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. These increases were offset by lower average interest rates.

•	Interest expense on deposits. Interest expense on deposits increased $2.6 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $20.4 million due to an increase of $24.1 million resulting from the issuances of senior notes in 2012 and an increase in borrowings under the credit facility. This was offset in part by the maturity of the 2013 convertible senior notes on August 1, 2013 which resulted in a decrease in interest expense of $6.4 million, including a reduction of the imputed interest, compared to the prior year period.

Taxes. Income tax expense increased $24.9 million to $230.9 million for the nine months ended September 30, 2013 from $206.0 million for the comparable period in 2012 due primarily to an increase in taxable income. The effective tax rate for the nine months ended September 30, 2013 increased slightly to 37.9% as compared to 37.8% for the nine months ended September 30, 2012.

Segment Revenue and Adjusted EBITDA:

Revenue. Total revenue increased $508.4 million, or 19.0%, to $3.2 billion for the nine months ended September 30, 2013 from $2.7 billion for the nine months ended September 30, 2012. The net increase was due to the following:

•
LoyaltyOne. Revenue decreased $28.6 million, or 4.1%, to $674.4 million for the nine months ended September 30, 2013. Redemption revenue decreased $61.5 million, or 12.5%, due to the impact of the change in estimate of our breakage rate in December 2012 as well as a 7.4% decline in the number of AIR MILES reward miles redeemed. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $31.9 million, due to $25.0 million of revenue recognized associated with the AIR MILES brand, as well as increases in the number of AIR MILES reward miles issued in previous quarters.

•
Epsilon. Revenue increased $301.6 million, or 42.8%, to $1.0 billion for the nine months ended September 30, 2013. The acquisition of HMI contributed $226.5 million to revenue. In addition, agency revenue increased $62.9 million due to increased demand in the telecommunications vertical. Additionally, marketing technology revenue increased $11.2 million due to new database builds placed in service during the nine months ended September 30, 2013, offset by a decline in our digital business due to declines in email volumes.

•
Private Label Services and Credit. Revenue increased $242.5 million, or 19.2%, to $1.5 billion for the nine months ended September 30, 2013. Finance charges and late fees increased by $259.0 million, driven by a 24.7% increase in average credit card receivables due to recent credit card portfolio acquisitions and strong credit cardholder spending. Transaction revenue decreased $16.5 million due to lower merchant fees resulting from increased royalty payments associated with the signing of new clients, offset by an increase in other servicing fees.

Index

Adjusted EBITDA. Adjusted EBITDA increased $138.4 million, or 15.1%, to $1.1 billion for the nine months ended September 30, 2013 from $915.1 million for the nine months ended September 30, 2012. The net increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $11.7 million, or 6.5%, to $191.0 million for the nine months ended September 30, 2013, and adjusted EBITDA margin also increased to 28.3% for the nine months ended September 30, 2013 from 25.5% for the same period in the prior year. Adjusted EBITDA was positively impacted by a reduction in operating expenses, including a decline in marketing expenses due to the promotional activity in 2012 associated with the introduction of AIR MILES Cash, as well as a decline in expenses associated with international expansion activities.

•
Epsilon. Adjusted EBITDA increased $43.6 million, or 28.5%, to $196.4 million for the nine months ended September 30, 2013. Adjusted EDITDA was positively impacted by the growth in revenue, including the acquisition of HMI, which added $28.8 million to adjusted EBITDA, and growth in agency as discussed above, which resulted in an increase in adjusted EBITDA of $11.3 million.

•
Private Label Services and Credit. Adjusted EBITDA increased $91.4 million, or 14.2%, to $736.3 million for the nine months ended September 30, 2013. Adjusted EBITDA was positively impacted by the increase in finance charges, net, offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card receivables.

•
Corporate/Other. Adjusted EBITDA decreased $8.3 million to a loss of $70.3 million for the nine months ended September 30, 2013 related to an increase in payroll costs and higher data processing costs.

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

The following table presents the delinquency trends of our credit card portfolio:

	September 30, 2013	% of Total	December 31, 2012	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$7,107,983	100.0%	$7,097,951	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	114,229	1.6%	100,479	1.4%
61 to 90 days	71,900	1.0	62,546	0.9
91 or more days	135,367	1.9	120,163	1.7
Total	$321,496	4.5%	$283,188	4.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except percentages)
Average credit card receivables	$7,154,979	$6,121,431	$7,027,830	$5,636,812
Net charge-offs of principal receivables	77,331	65,221	235,337	202,900
Net charge-offs as a percentage of average credit card receivables (1)	4.3%	4.3%	4.5%	4.8%

(1)
We acquired the credit card receivables of The Bon-Ton Stores, Inc. and The Talbots, Inc. in July 2012 and August 2012, respectively. Under GAAP, losses associated with purchased credit card receivables are reflected in the fair value of the purchased credit card receivables and not reported as net charge-offs. For the three and nine months ended September 30, 2013, the net charge-off rate would have been 4.4% and 4.6%, respectively, if losses associated with the acquired credit card receivables had been reported as net charge-offs. For the three and nine months ended September 30, 2012, the net charge-off rate would have been 4.5% and 4.9%, respectively, if losses associated with the acquired credit card receivables had been reported as net charge-offs.

See Note 3, “Credit Card Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We generated cash flow from operating activities of $798.8 million and $862.1 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in operating cash flows in 2013 was due to changes in working capital for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, and the impact from the purchases and sales of loan receivables held for sale.

We utilize our cash flow from operations for ongoing business operations, repayments of revolving or other debt, acquisitions, capital expenditures and repurchases of our common stock.

Investing Activities. Cash used in investing activities was $374.3 million and $1.2 billion for the nine months ended September 30, 2013 and 2012, respectively. Significant components of investing activities are as follows:

•
Redemption Settlement Assets. Cash decreased $73.8 million for the nine months ended September 30, 2013, as compared to a cash increase of $41.9 million for the nine months ended September 30, 2012, due to the increase in funding requirements resulting from the change in our estimate of breakage in December 2012.

•	Credit Card Receivables Funding. Cash decreased $220.6 million and $418.5 million for the nine months ended September 30, 2013 and 2012, respectively, due to growth in our credit card receivables.

•
Purchase of Credit Card Portfolios. Cash decreased $37.1 million for the nine months ended September 30, 2013 due to the acquisition of the private label credit card portfolio from Barneys New York. During the nine months ended September 30, 2012, cash decreased $780.2 million due to the acquisition of existing private label credit card portfolios from Pier 1 Imports, Premier Designs, The Bon-Ton Stores, Inc. and The Talbots, Inc.

•
Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2013 were $91.8 million compared to $77.3 million for the comparable period in 2012. We anticipate capital expenditures not to exceed approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $528.8 million for the nine months ended September 30, 2013 as compared to cash provided by financing activities of $869.8 million for the nine months ended September 30, 2012. Our financing activities during the nine months ended September 30, 2013 relate primarily to borrowings under our 2013 credit agreement, repayment of our 2011 credit facility, repayments and borrowings of deposits and non-recourse borrowings of consolidated securitization entities, repayment of convertible senior notes, settlements for conversions of convertible senior notes and repurchases of our common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreement and issuances of equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources.

Index

As of September 30, 2013, we had $269.0 million in borrowings under our revolving credit facility, with total availability at $931.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.0 to 1 at September 30, 2013, as compared to the maximum covenant ratio of 3.5 to 1. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 15.5%, 15.4% and 16.8%, respectively, at September 30, 2013. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 16.1%, 15.3% and 17.4%, respectively, at September 30, 2013.

We believe that internally generated funds and other sources of liquidity will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the repayment of the convertible senior notes scheduled to mature on May 15, 2014.

As of September 30, 2013, we were in compliance with our covenants. See Note 6, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

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

As of September 30, 2013, the WFN Trusts and the WFC Trust had approximately $6.2 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these credit card securitization trusts.

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

At September 30, 2013, we had $4.0 billion of non-recourse borrowings of consolidated securitization entities, of which $0.3 billion is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of September 30, 2013 for the WFN Trusts and the WFC Trust by year:

	2013	2014	2015	2016	2017 & Thereafter	Total
	(In thousands)
Term notes	$—	$250,000	$393,750	$600,000	$1,758,166	$3,001,916
Conduit facilities (1)	—	1,200,000	890,000	—	—	2,090,000
Total (2)	$—	$1,450,000	$1,283,750	$600,000	$1,758,166	$5,091,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
Total amounts do not include $1.1 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.

Early amortization events, as defined within each asset-backed securitization transaction, are generally driven by asset performance. We do not believe it is reasonably likely for an early amortization event to occur due to asset performance. However, if an early amortization event were declared, the trustee of the particular credit card securitization trust would retain the interest in the receivables along with the excess interest income that would otherwise be paid to our bank subsidiary until the credit card securitization investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional credit card receivables.

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

In April 2013, $500.0 million of floating rate Series 2006-A asset-backed term notes matured and were repaid.

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

In July 2013, $245.0 million of fixed rate Series 2009-D asset-backed term notes matured and were repaid.

In September 2013, we renewed our 2009-VFC1 conduit facility under World Financial Network Credit Card Master Note Trust III, extending the maturity to September 24, 2015 and increasing the total capacity from $330.0 million to $440.0 million.

2013 Credit Agreement. We entered into a credit agreement dated July 10, 2013 which provides for a $1,142.5 million term loan subject to certain principal repayments and a $1,142.5 million revolving line of credit with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2013 Credit Agreement replaced our previously existing credit agreement, which was concurrently terminated.

In September 2013, we exercised in part the accordion feature of the 2013 Credit Agreement, and increased the borrowings under the 2013 Term Loan by $57.5 million to $1.2 billion and increased the capacity under the 2013 Credit Facility by $57.5 million to $1.2 billion.

In October 2013, we exercised in part the accordion feature of the 2013 Credit Agreement, and increased the borrowings under the 2013 Term Loan and the capacity under the 2013 Credit Facility, each by $25.0 million.

Convertible Senior Notes due 2013. On August 1, 2013, we settled in cash, with cash on hand and borrowings under the 2013 Credit Agreement, the remaining $772.6 million of Convertible Senior Notes due 2013, of which $772.5 million was surrendered for conversion for $1,790.3 million, with the remaining principal paid at maturity. We received $1,017.7 million of cash from the counterparties in settlement of the related convertible note hedge transactions.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In November 2012, we acquired HMI for $451.8 million, and in December 2012 we acquired Advecor, Inc., or Advecor, for $12.2 million. Because of the timing of the acquisitions, HMI and Advecor were excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of September 30, 2013. We will expand our evaluation of the effectiveness of the internal controls over financial reporting to include HMI and Advecor in the fourth quarter of 2013.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(Dollars in millions)
During 2013:
July 1-31	4,353	$188.95	—	$192.0
August 1-31	81,427	198.23	77,745	176.6
September 1-30	41,064	196.56	39,351	168.9
Total	126,844	$197.37	117,096	$168.9

(1)
During the period represented by the table, 9,748 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

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

10.2
Credit Agreement, dated as of July 10, 2013, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, N.A., as Administrative Agent, and various other agents and lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on July 16, 2013, File No. 001-15749).

10.3
First Amendment to Amended and Restated Service Agreement, dated as of September 9, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 11, 2013, File Nos. 333-60418, 333-60418-01 and 333-113669).

*10.4	Second Amended and Restated Series 2009-VFC1 Supplement, dated as of September 25, 2013, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Date: November 5, 2013

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: November 5, 2013