Form 10-K
period 2013-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2014-02-28
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8.6 billion (based upon the closing price on the New York Stock Exchange on June 30, 2013 of $181.03 per share).

As of February 24, 2014, 53,172,615 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2014 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

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

Our Company

We are a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based businesses in a variety of industries. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, online, catalog, mail, telephone and email, and emerging channels such as mobile and social media. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift marketing resources away from traditional mass marketing toward more targeted marketing programs that provide measurable returns on marketing investments.

Our client base of more than 1,300 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Canada Safeway, Shell Canada, Procter & Gamble, AstraZeneca, Hilton, Bank of America, General Motors, FedEx, Kraft, Victoria’s Secret, Lane Bryant, Pottery Barn, J. Crew and Ann Taylor. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, automotive, hospitality and travel, telecommunications and pharmaceuticals. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

Corporate Headquarters. Our corporate headquarters are located at 7500 Dallas Parkway, Suite 700, Plano, Texas 75024, where our telephone number is 214-494-3000.

Our Market Opportunity and Growth Strategy

We intend to continue capitalizing on the shift in traditional advertising and marketing spend to highly targeted marketing programs. We intend to enhance our position as a leading global provider of data-driven marketing and loyalty solutions and to continue our growth in revenue and earnings by pursuing the following strategies:

•
Capitalize on our Leadership in Highly Targeted and Data-Driven Consumer Marketing. As consumer-based businesses shift their marketing spend to data-driven marketing strategies, we believe we are well-positioned to acquire new clients and sell additional services to existing clients based on our extensive experience in capturing and analyzing our clients’ customer transaction data to develop targeted marketing programs. We believe our comprehensive portfolio of high-quality targeted marketing and loyalty solutions provides a competitive advantage over other marketing services firms with more limited service offerings. We seek to extend our leadership position by continuing to improve the breadth and quality of our products and services. We intend to enhance our leadership position in loyalty and marketing solutions by expanding the scope of the Canadian AIR MILES® Reward Program, by continuing to develop stand-alone loyalty programs such as the Hilton HHonors® Program, and by increasing our penetration in the retail sector with our integrated marketing and credit services offering.

•
Sell More Fully Integrated End-to-End Marketing Solutions. In our Epsilon® segment, we have assembled what we believe is the industry’s most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as email communications. We offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of whom do not currently purchase our full suite of services. In addition, we further intend to integrate our product and service offerings so that we can provide clients with a comprehensive portfolio of targeted marketing solutions, including both coalition and individual loyalty programs, private label and co-brand retail credit card programs and other data-driven marketing solutions. By selling integrated solutions across our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.

•
Continue to Expand our Global Footprint. We plan to grow our business by leveraging our core competencies in the North American marketplace to further penetrate international markets. We currently own approximately 37% of CBSM-Companhia Brasileira De Servicos De Marketing, the operator of the dotz coalition loyalty program in Brazil. In 2013, dotz expanded the number of regions in Brazil in which it operates from five regions with more than six million customers to nine regions with more than

Index

10 million customers enrolled in the program. We expect dotz to enter into four additional markets in Brazil during 2014. In addition, on January 2, 2014, we acquired a 60% ownership interest in Netherlands-based BrandLoyalty Group B.V., or BrandLoyalty, a data-driven loyalty marketer focused on food retailers. The acquisition expands our presence across Europe and Asia. Global reach is increasingly important as our clients grow into new markets, and we are well positioned to cost-effectively increase our global presence. We believe continued international expansion will provide us with strong revenue growth opportunities.

•
Optimize our Business Portfolio. We intend to continue to evaluate our products and services given our strategic direction and demand trends. While we are focused on realizing organic revenue growth and margin expansion, we will consider select acquisitions of complementary businesses that would enhance our product portfolio, market positioning or geographic presence.

Products and Services

Our products and services are reported under three segments—LoyaltyOne®, Epsilon and Private Label Services and Credit, and are listed below. Financial information about our segments and geographic areas appears in Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements.

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

LoyaltyOne

Our LoyaltyOne clients are focused on acquiring and retaining loyal and profitable customers. We use the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our clients within this segment include financial services providers, grocery stores, drug stores, petroleum retailers and specialty retailers.

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

Approximately two-thirds of Canadian households actively participate in the AIR MILES Reward Program, and it was recently named as one of the 10 most influential brands in Canada in Canada’s Ipsos Influence index. The three primary parties involved in our AIR MILES Reward Program are: sponsors, collectors and suppliers, each of which is described below.

Sponsors. More than 170 brand name sponsors participate in our AIR MILES Reward Program, including Canada Safeway, Shell Canada, Jean Coutu, RONA, Amex Bank of Canada, Sobey’s and Bank of Montreal.

Index

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

Suppliers. We enter into agreements with airlines, movie theaters, manufacturers of consumer electronics and other providers to supply rewards for the AIR MILES Reward Program. The broad range of rewards that can be redeemed is one of the reasons the AIR MILES Reward Program remains popular with collectors. Over 400 suppliers use the AIR MILES Reward Program as an additional distribution channel for their products. Suppliers include well-recognized companies in diverse industries, including travel, hospitality, electronics and entertainment.

In December 2011, we introduced a new program option called AIR MILES Cash to which collectors can allocate some or all of their future AIR MILES reward miles collected. Effective March 2012, collectors were able to instantly redeem their AIR MILES reward miles collected in AIR MILES Cash towards in-store purchases at participating sponsors. We currently have 10 participating sponsors that can process instant redemptions of AIR MILES reward miles collected in the AIR MILES Cash program option.

On January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty Group B.V., a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers across Europe and Asia. These instant loyalty programs are designed to drive traffic by attracting new customers and motivating existing customers to spend more because the reward is instant, topical and newsworthy. These programs are tailored for the specific client and are designed to reward key customer segments based on their spending levels during short-term campaign periods. Following the completion of each program, BrandLoyalty analyzes spending data to determine the grocer’s lift in market share and the program’s return on investment.

Epsilon

Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Services include strategic consulting, customer database technologies, permission-based email marketing, loyalty management, proprietary data, predictive modeling and a full range of direct and digital agency services. On behalf of our clients, we develop marketing programs for individual consumers with highly targeted offers and communications. Since these communications are more relevant to the consumer, the consumer is more likely to be responsive to these offers, resulting in a measurable return on our clients’ marketing investments. We distribute marketing campaigns and communications through all marketing channels based on the consumer’s preference, including digital platforms such as email, mobile and social media. Epsilon has over 950 clients, operating primarily in the financial services, automotive, travel and hospitality, pharmaceutical and telecommunications end-markets.

Agency Services. Through our consulting services we analyze our clients’ business, brand and/or product strategy to create customer acquisition and retention strategies and tactics designed to further optimize our clients’ customer relationships and marketing return on investment. We offer ROI-based targeted marketing services through digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and analytical services that include brand planning and consumer insights.

Database Design and Management. We design, build and operate complex consumer marketing databases for large consumer-facing brands such as Hilton HHonors and the Citi ThankYou® programs. Our solutions are highly customized and support our clients’ needs for real-time data integration from a multitude of data sources, including multi-channel transactional data.

Data Services. We believe we are one of the leading sources of comprehensive consumer data that is essential to marketers when making informed marketing decisions. Together with our clients, we use this data to develop highly-targeted, individualized marketing programs that increase response rates and build stronger customer relationships.

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

Private Label Services and Credit

Our Private Label Services and Credit segment assists some of the best known retailers in extending their brand with a private label and/or co-brand credit card account that can be used by their customers in the store, or through online or catalog purchases.

Receivables Financing. Our Private Label Services and Credit segment provides risk management solutions, account origination and funding services for our more than 120 private label and co-brand credit card programs. Through these credit card programs, we had $8.2 billion in principal receivables, from over 33.5 million active accounts for the year ended December 31, 2013, with an average balance during that period of approximately $464 for accounts with outstanding balances. As of December 31, 2013, L Brands and its retail affiliates and Ascena Retail Group, Inc. and its retail affiliates accounted for approximately 13.0% and 10.6%, respectively, of our credit card and loan receivables. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit card limits. We augment these procedures with credit risk scores provided by credit bureaus. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.

Our accountholder base consists primarily of middle- to upper-income individuals, in particular women who use our credit cards primarily as brand affinity tools. These accounts generally have lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

We use a securitization program as our primary funding vehicle for our credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a master trust, which is a variable interest entity, or VIE. Our three master trusts are consolidated in our financial statements.

Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills online. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. For the ninth consecutive time, we have been certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by Benchmark Portal. Founded by Purdue University in 1995, Benchmark Portal is a global leader of best practices for call centers. Our call centers are equipped to handle phone, mail, fax, email and web inquiries. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs.

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

Index

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We currently have one patent application pending with the U.S. Patent and Trademark Office. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in Argentina, Australia, New Zealand, the European Union or some of its individual countries (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, United Kingdom), Peru, Mexico, Venezuela, Brazil, China, Hong Kong, Japan, South Korea, Switzerland, Norway, Russian Federation, Turkey, Vietnam and Singapore and internationally under the Madrid Protocol in several countries, including several of the aforementioned countries. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.

LoyaltyOne. As a provider of marketing services, our LoyaltyOne segment generally competes with advertising and other promotional and loyalty programs, both traditional and online, for a portion of a client’s total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. We expect competition to intensify as more competitors enter our market. Competitors with our AIR MILES Reward Program may target our sponsors and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will also depend on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers.

Epsilon. Our Epsilon segment generally competes with a variety of niche providers as well as large media/digital agencies. For the niche provider competitors, their focus has primarily been on one or two services within the marketing value chain, rather than the full spectrum of data-driven marketing services used for both traditional and online advertising and promotional marketing programs. For the larger media/digital agencies, most offer the breadth of services but typically do not have the internal integration of offerings to deliver a seamless “one stop shop” solution, from strategy to execution across traditional as well as digital and emerging technologies. In addition, Epsilon competes against internally developed products and services created by our existing clients and others. We expect competition to intensify as more competitors enter our market. For our targeted direct marketing services offerings, our ability to continue to capture detailed customer transaction data is critical in providing effective marketing and loyalty strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients’ objective to continually improve their return on marketing investment.

Private Label Services and Credit. Our Private Label Services and Credit segment competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically, these retailers seek customers that make more frequent but smaller transactions at their retail locations. As a result, we are able to analyze card-based transaction data we obtain through managing our credit card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our clients. As an issuer of private label retail credit cards and co-branded Visa®, MasterCard® and Discover® credit cards, we also compete with general purpose credit cards issued by other financial institutions, as well as cash, checks and debit cards.

Index

Regulation

Federal and state laws and regulations extensively regulate the operations of Comenity Bank and Comenity Capital Bank, our bank subsidiaries. Many of these laws and regulations are intended to maintain the safety and soundness of Comenity Bank and Comenity Capital Bank, and they impose significant restraints on those companies to which other non-regulated companies are not subject. Because Comenity Bank is deemed a credit card bank and Comenity Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a state bank, Comenity Bank is still subject to overlapping supervision by the Federal Deposit Insurance Corporation, or FDIC, and the State of Delaware; and, as an industrial bank, Comenity Capital Bank is still subject to overlapping supervision by the FDIC and the State of Utah.

The Dodd-Frank Act contains certain prohibitions and restrictions on the ability of a banking entity or nonbanking financial company supervised by the Federal Reserve (“covered organizations”) to engage in proprietary trading or to make investments in, or have certain relationships with, hedge funds and private equity funds (commonly referred to as the Volcker Rule). In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the Securities and Exchange Commission, or SEC, adopted final regulations implementing those provisions. Covered organizations have until July 21, 2015 to comply fully with most requirements of the Volcker Rule. We are still assessing the impact of the Volcker Rule on our business practices, but do not expect it to have a material impact on our credit card securitization program.

Comenity Bank and Comenity Capital Bank must maintain minimum amounts of regulatory capital, including maintenance of certain capital ratios, paid-in capital minimums, and an appropriate allowance for loan loss, as well as meeting specific guidelines that involve measures and ratios of their assets, liabilities, regulatory capital and interest rate, among other factors. If Comenity Bank or Comenity Capital Bank does not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. To pay any dividend, Comenity Bank and Comenity Capital Bank must maintain adequate capital above regulatory guidelines.

We are limited under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board Regulation W in the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with Comenity Bank or Comenity Capital Bank, which may have the effect of limiting the extent to which Comenity Bank or Comenity Capital Bank can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do require that we engage in “covered transactions” with Comenity Bank or Comenity Capital Bank only on terms and under circumstances that are substantially the same, or at least as favorable to Comenity Bank or Comenity Capital Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by Comenity Bank or Comenity Capital Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

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

A number of privacy laws and regulations have been enacted in the United States, Canada, the European Union, China and other international markets in which we operate. These laws and regulations place many restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation around the world could place additional restrictions on our ability to utilize customer information. For example, Canada has enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. Among its principles, this act requires organizations to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. Some Canadian provinces have enacted substantially similar privacy legislation. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with these laws.

Index

In the United States and under the Gramm-Leach-Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. It also requires us to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In Canada, the Act to promote the efficiency and adaptability of the Canadian economy by regulating certain activities that discourage reliance on electronic means of carrying out commercial activities, and to amend the Canadian Radio-television and Telecommunications Commission Act, the Competition Act, the Personal Information Protection and Electronic Documents Act and the Telecommunications Act, more generally known as Canada’s Anti-Spam Legislation, may restrict our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act, when in force, will require that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender.

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

Employees

As of December 31, 2013, we had approximately 12,000 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy, for a fee, any document we file or furnish at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.AllianceData.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Executives and Chief Executive Officer, and code of ethics for Board Members on our website. These documents are available free of charge to any stockholder upon request.

Index

Item 1A.	Risk Factors.

RISK FACTORS

Strategic Business Risk and Competitive Environment

Our 10 largest clients represented 42.5% of our consolidated revenue in 2013 and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 42.5% of our consolidated revenue during the year ended December 31, 2013, with no single client representing greater than 10.0% of our consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

LoyaltyOne. LoyaltyOne represents 21.3% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 82.2% of our LoyaltyOne revenue in 2013. Bank of Montreal and Canada Safeway represented approximately 42.2% and 12.1%, respectively, of this segment’s revenue for 2013. Our contract with Bank of Montreal expires in 2017 and our contract with Canada Safeway expires in 2015, each subject to automatic renewals at five-year intervals. In November 2013, Canada Safeway was acquired by Sobeys, which is also a sponsor in the AIR MILES Reward Program.

Epsilon. Epsilon represents 32.0% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 33.1% of our Epsilon revenue in 2013, with no single client representing more than 10% of Epsilon’s revenue.

Private Label Services and Credit. Private Label Services and Credit represents 47.1% of our consolidated revenue. Our 10 largest clients in this segment represented approximately 69.0% of our Private Label Services and Credit revenue in 2013. L Brands and its retail affiliates and Ascena Retail Group, Inc. and its retail affiliates represented approximately 17.2% and 14.4%, respectively, of our revenue for this segment in 2013. Our primary contract with a retail affiliate of L Brands expires in 2018 and our contracts with Ascena Retail Group and its retail affiliates expire in 2016 and 2019.

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

From June 2008 through December 2012, our estimate of breakage was 28%. Based on the analysis of historical redemption trends, statistical analysis performed, and the expected impact of recent changes in the program structure, at December 31, 2012 we determined that our estimate of breakage should be lowered to 27%. At December 31, 2013 we determined that our estimate of breakage should be further reduced to 26%.

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $41.8 million for the year ended December 31, 2013.

The loss of our most active AIR MILES Reward Program collectors could adversely affect our growth and profitability.

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

We expect an important source of growth in our credit card operations to come from the acquisition of existing credit card programs and initiating credit card programs with retailers and others who do not currently offer a private label or co-branded credit card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot be assured that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these credit card programs may result in defaults greater than our expectations and could have a material adverse impact on us and our earnings.

Index

Increases in net charge-offs beyond our current estimates could have a negative impact on our net income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net credit card and loan receivable charge-off rates are affected by the credit risk of our credit card and loan receivables and the average age or maturity of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2013, our average credit card and loan receivable net charge-off rate was 4.7%, compared to 4.8% and 6.9% for 2012 and 2011, respectively.

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

Liquidity, Market and Credit Risk

The exercise of the convertible note warrants may dilute the ownership interest of existing stockholders or adversely affect the market price of our common stock.

We issued $345.0 million aggregate principal amount of convertible senior notes due 2014, which we have elected to repay solely in cash as converted through the maturity date in May 2014. Separately but also concurrently with this issuance, we sold warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 7.3 million shares of our common stock exercisable from August 13, 2014 to December 4, 2014. The exercise of some or all of the convertible note warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon exercise of the convertible note warrants could adversely affect prevailing market prices of our common stock.

Interest rate increases on our variable rate debt could materially adversely affect our earnings.

Interest rate risk affects us directly in our borrowing activities. Our borrowing costs were approximately $305.5 million for the year ended December 31, 2013. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In 2013, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $23.9 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

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

On March 30, 2011, the SEC, the FDIC, the Board of Governors of the Federal Reserve System and certain other banking regulators proposed regulations that would mandate a five percent risk retention requirement for securitizations, and such regulators issued a re-proposal of the risk retention regulations on August 28, 2013. We cannot predict at this time whether our existing credit card securitization programs will satisfy the new regulatory requirements or whether structural changes to those programs will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.

Early amortization events may occur as a result of certain adverse events specified for each asset-backed securitization transaction, including, among others, deteriorating asset performance or material servicing defaults. In addition, certain series of funding notes issued by our securitization trusts are subject to early amortization based on triggers relating to the bankruptcy of retailers. Deteriorating economic conditions, particularly in the retail sector, may lead to an increase in bankruptcies among retailers who have entered into private label programs with us, which may in turn cause an early amortization for such funding notes. The occurrence of an early amortization event may significantly limit our ability to securitize additional receivables.

As a result of Basel III, which refers generally to a set of regulatory reforms adopted in the U.S. and internationally that are meant to address issues that arose in the banking sector during the recent financial crisis, banks are becoming subject to more stringent capital, liquidity and leverage requirements. In response to Basel III, noteholders of our securitization trusts’ funding notes have sought and obtained amendments to their respective transaction documents permitting them to delay disbursement of funding increases by up to 35 days. Although funding may be requested from other noteholders who have not delayed their funding, access to financing could be disrupted if all of the noteholders implement such delays or if the lending capacities of those who did not do so were insufficient to make up the shortfall. In addition, excess spread may be affected if the issuing entity’s borrowing costs increase as a result of Basel III. Such cost increases may result, for example, because the noteholders are entitled to indemnification for increased costs resulting from such regulatory changes.

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

We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, the indenture governing our convertible senior notes, the indentures governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement, the indenture governing our convertible senior notes, the indentures governing our senior notes and the agreements governing our other indebtedness;

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

Our reported financial information will be affected by fluctuations in the exchange rate between the U.S. dollar and certain foreign currencies.

We are exposed to fluctuations in the exchange rate between the U.S. and Canadian dollars through our significant Canadian operations. In 2014, with the acquisition of BrandLoyalty Group B.V, we will also be exposed to fluctuations in the exchange rate between the U.S. dollar and the Euro. We currently do not hedge any of our net investment exposure in our Canadian or European operations. For the year ended December 31, 2013, a 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of $23.9 million. Conversely, a corresponding decrease in the strength of the Canadian dollar versus the U.S. dollar would result in a comparable decrease to pre-tax income in these periods.

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

Index

The full impact of the Dodd-Frank Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in future legislativeor regulatory action. In particular, the Government Accountability Office issued its study on whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exemptions to the definition of “bank” under the Bank Holding Company Act for certain institutions including limited purpose credit card banks and industrial loan companies. The study did not recommend the elimination of these exemptions. However, if legislation were enacted to eliminate these exemptions without any grandfathering or accommodations for existing institutions, we could be required to become a bank holding company and cease certain of our activities that are not permissible for bank holding companies or divest our credit card bank subsidiary, Comenity Bank, or our industrial bank subsidiary, Comenity Capital Bank.

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

While the CFPB does not examine Comenity Bank and Comenity Capital Bank, it will receive information from their primary federal regulator. In addition, the CFPB’s broad rulemaking authority is expected to impact their operations. For example, the CFPB’s rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, by the Board of Governors of the Federal Reserve System. The CFPB’s ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Furthermore, the CFPB has broad authority to prevent “unfair, deceptive or abusive” practices and has taken enforcement action against other credit card issuers and financial services companies. If the CFPB were to exercise its rulemaking authority or take additional enforcement actions, it could result in requirements to alter our products that would make our products less attractive to consumers and impair our ability to offer them profitably.

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

The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow targets. While 46 states and the District of Columbia have enacted data breach notification laws, there is no such federal law generally applicable to our businesses. Data breach notification legislation has been proposed widely in the United States and Europe. If enacted, these legislative measures could impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. In addition to the United States, Canadian and European Union regulations discussed below, we have expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional or more stringent legislation and regulations regarding consumer or private sector privacy.

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

Index

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

Canada’s Anti-Spam Legislation may restrict our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act, when in force, will require that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. Failure to comply with the terms of this Act or any proposed regulations that may be adopted in the future could have a negative impact on our reputation and subject us to significant monetary penalties.

In the European Union, the Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements.  The Directive may be superseded by the General Data Protection Regulation which would create more consistency among the European Union member states but could limit our ability to provide services and information to our clients. There is also rapid development of new privacy laws and regulations in the Asia Pacific region, including amendment of existing data protection laws to increase penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

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

Index

As a state bank, Comenity Bank is subject to overlapping supervision by the State of Delaware and the FDIC. As a Utah industrial bank, Comenity Capital Bank is subject to overlapping supervision by the FDIC and the State of Utah. Comenity Bank and Comenity Capital Bank must maintain minimum amounts of regulatory capital. If Comenity Bank and Comenity Capital Bank do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. Comenity Bank and Comenity Capital Bank, as institutions insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan loss. If either Comenity Bank or Comenity Capital Bank were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could impair our ability to service our indebtedness. To pay any dividend, Comenity Bank and Comenity Capital Bank must each maintain adequate capital above regulatory guidelines. Accordingly, neither Comenity Bank nor Comenity Capital Bank may be able to make any of its cash or other assets available to us, including to service our indebtedness.

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

Index

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

As of February 24, 2014, we had an aggregate of 96,497,318 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 24,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 1,015,326 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 24, 2014, including options to purchase approximately 221,774 shares exercisable as of February 24, 2014 or that will become exercisable within 60 days after February 24, 2014. We have reserved for issuance 1,500,000 shares of our common stock, 759,194 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2013. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

Index

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

As of December 31, 2013, we own one general office property and lease approximately 80 general office properties worldwide, comprised of approximately 3.0 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Segment	Approximate Square Footage	Lease Expiration Date
Plano, Texas	Corporate	108,269	June 29, 2021
Columbus, Ohio	Corporate, Private Label Services and Credit	272,602	February 28, 2018
Toronto, Ontario, Canada	LoyaltyOne	194,018	September 30, 2017
Mississauga, Ontario, Canada	LoyaltyOne	50,908	November 30, 2019
Wakefield, Massachusetts	Epsilon	184,411	December 31, 2020
Irving, Texas	Epsilon	150,232	June 30, 2018
Lewisville, Texas	Epsilon	10,000	January 15, 2017
Earth City, Missouri	Epsilon	116,783	December 31, 2014
West Chicago, Illinois	Epsilon	155,412	December 31, 2024
Columbus, Ohio	Private Label Services and Credit	103,161	January 31, 2019
Westerville, Ohio	Private Label Services and Credit	100,800	July 31, 2024
Wilmington, Delaware	Private Label Services and Credit	5,198	November 30, 2020
Salt Lake City, Utah	Private Label Services and Credit	6,488	January 31, 2018

We believe our current and proposed facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Index

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

	High	Low
Year Ended December 31, 2013
First quarter	$162.07	$146.39
Second quarter	185.32	152.80
Third quarter	220.02	171.30
Fourth quarter	264.31	209.71

Year Ended December 31, 2012
First quarter	$127.55	$100.42
Second quarter	135.49	119.56
Third quarter	144.34	123.11
Fourth quarter	148.41	135.91

Holders

As of February 24, 2014, the closing price of our common stock was $286.30 per share, there were 53,172,615 shares of our common stock outstanding, and there were approximately 30 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

On January 2, 2013, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 2, 2013 through December 31, 2013, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise. On December 5, 2013, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2014 through December 31, 2014, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.

Index

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2013:
October 1-31	5,217	$228.24	—	$168.9
November 1-30	3,142	245.43	—	168.9
December 1-31	3,484	250.57	—	168.9
Total	11,843	$239.37	—	$168.9

(1)
During the period represented by the table, 11,843 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)
On January 2, 2013, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 2, 2013 through December 31, 2013, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise. On December 5, 2013, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2014 through December 31, 2014, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2008, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of fourteen companies selected by us.

The companies in the peer group are Acxiom Corporation, American Express Company, Discover Financial Services, Equifax, Inc., Experian PLC, Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Nielsen Holdings N.V., Omnicom Group Inc., The Dun & Bradstreet Corporation, The Interpublic Group of Companies, Inc., Total Systems Services, Inc. and WPP plc.

Index

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2008 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

	Alliance Data Systems Corporation	S&P 500	Peer Group
December 31, 2008	$100.00	$100.00	$100.00
December 31, 2009	138.81	126.46	171.96
December 31, 2010	152.65	145.51	198.03
December 31, 2011	223.17	148.59	210.31
December 31, 2012	311.11	172.37	265.31
December 31, 2013	565.08	228.19	404.97

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

	Years Ended December 31,
	2013	2012	2011	2010	2009 (1)
	(In thousands, except per share amounts)
Income statement data
Total revenue	$4,319,063	$3,641,390	$3,173,287	$2,791,421	$1,964,341
Cost of operations (exclusive of amortization and depreciation disclosed separately below) (2)	2,549,159	2,106,612	1,811,882	1,545,380	1,354,138
Provision for loan loss	345,758	285,479	300,316	387,822	—
General and administrative (2)	109,115	108,059	95,256	85,773	99,823
Depreciation and other amortization	84,291	73,802	70,427	67,806	62,196
Amortization of purchased intangibles	131,828	93,074	82,726	75,420	63,090
Gain on acquisition of a business	—	—	—	—	(21,227)
Merger reimbursements	—	—	—	—	(1,436)
Total operating expenses	3,220,151	2,667,026	2,360,607	2,162,201	1,556,584
Operating income	1,098,912	974,364	812,680	629,220	407,757
Interest expense, net	305,500	291,460	298,585	318,330	144,811
Income from continuing operations before income taxes	793,412	682,904	514,095	310,890	262,946
Provision for income taxes	297,242	260,648	198,809	115,252	86,227
Income from continuing operations	496,170	422,256	315,286	195,638	176,719
Loss from discontinued operations, net of taxes	—	—	—	(1,901)	(32,985)
Net income	$496,170	$422,256	$315,286	$193,737	$143,734

Income from continuing operations per share—basic	$10.09	$8.44	$6.22	$3.72	$3.17
Income from continuing operations per share—diluted	$7.42	$6.58	$5.45	$3.51	$3.06
Net income per share—basic	$10.09	$8.44	$6.22	$3.69	$2.58
Net income per share—diluted	$7.42	$6.58	$5.45	$3.48	$2.49
Weighted average shares used in computing per share amounts—basic	49,190	50,008	50,687	52,534	55,765
Weighted average shares used in computing per share amounts—diluted	66,866	64,143	57,804	55,710	57,706

Index

	Years Ended December 31,
	2013	2012	2011	2010	2009 (1)
	(In thousands)
Adjusted EBITDA (3)
Adjusted EBITDA	$1,374,214	$1,191,737	$1,009,319	$822,540	$590,077
Other financial data
Cash flows from operating activities	$1,003,492	$1,134,190	$1,011,347	$902,709	$358,414
Cash flows from investing activities	$(1,619,416)	$(2,671,350)	$(1,040,710)	$(340,784)	$(888,022)
Cash flows from financing activities	$704,152	$2,209,019	$109,250	$(715,675)	$570,189

Segment Operating data
Private label statements generated	192,508	166,091	142,064	142,379	130,176
Credit sales	$15,252,299	$12,523,632	$9,636,053	$8,773,436	$7,968,125
Average credit card and loan receivables	$7,212,678	$5,927,562	$4,962,503	$5,025,915	$4,359,625
AIR MILES reward miles issued	5,420,723	5,222,887	4,940,364	4,584,384	4,545,774
AIR MILES reward miles redeemed	4,017,494	4,040,876	3,633,921	3,634,821	3,326,307

	As of December 31,
	2013	2012	2011	2010	2009 (1)
	(In thousands)
Balance sheet data
Credit card and loan receivables, net	$8,131,795	$6,697,674	$5,197,690	$4,838,354	$616,298
Redemption settlement assets, restricted	510,349	492,690	515,838	472,428	574,004
Total assets	13,244,257	12,000,139	8,980,249	8,272,152	5,225,667
Deferred revenue	1,137,186	1,249,061	1,226,436	1,221,242	1,146,146
Deposits	2,816,361	2,228,411	1,353,775	859,100	1,465,000
Non-recourse borrowings of consolidated securitization entities	4,591,916	4,130,970	3,260,287	3,660,142	—
Long-term and other debt, including current maturities	2,800,281	2,854,839	2,183,474	1,869,772	1,782,352
Total liabilities	12,388,496	11,471,652	8,804,283	8,249,058	4,952,891
Total stockholders’ equity	855,761	528,487	175,966	23,094	272,776

(1)
On January 1, 2010, we adopted guidance codified in Accounting Standards Codification, or ASC, 810, “Consolidation,” and ASC 860, “Transfers and Servicing,” which resulted in the consolidation of the credit card securitization trusts on a prospective basis. Therefore, the selected financial data for the year ended December 31, 2009 does not reflect this change in accounting principle.

(2)
Included in cost of operations is stock compensation expense of $40.3 million, $32.7 million, $25.8 million, $27.6 million and $29.3 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively. Included in general and administrative is stock compensation expense of $18.9 million, $17.8 million, $17.7 million, $22.5 million and $24.3 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(3)
See “Use of Non-GAAP Financial Measures” set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our use of adjusted EBITDA and a reconciliation to net income, the most directly comparable GAAP financial measure.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading global provider of data-driven marketing and loyalty solutions. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, online, catalog, mail, telephone and email, and emerging channels such as mobile and social media. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift marketing resources away from traditional mass marketing toward highly targeted marketing programs that provide measurable returns on marketing investments. We operate in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit.

LoyaltyOne

LoyaltyOne generates revenue primarily from our coalition loyalty program in Canada, the AIR MILES Reward Program. Revenue increased $0.4 million to $919.5 million and adjusted EBITDA increased 9.5% to $258.5 million for the year ended December 31, 2013 as compared to the same period in 2012.

LoyaltyOne’s revenues are primarily earned in Canada, and can therefore be impacted by changes in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. A weaker Canadian dollar negatively impacted the results of operations for the year ended December 31, 2013, as the average foreign currency exchange rate was $0.97 as compared to $1.00 in the prior year period, which lowered revenue and adjusted EBITDA by $26.9 million and $8.0 million, respectively.

AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of LoyaltyOne’s revenue and indicators of success of the program. The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to remain unredeemed.

AIR MILES reward miles issued during the year ended December 31, 2013 increased 3.8% compared to the same period in the prior year due to the addition of new sponsors and strength in consumer credit card spending. AIR MILES reward miles redeemed during the year ended December 31, 2013 decreased 0.6% compared to the same period in the prior year.

As discussed in the “Discussion of Critical Accounting Policies and Estimates” for those sponsor contracts not yet subject to Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements,” the allocation of the fees received from AIR MILES reward miles issued is allocated to the redemption element based on the fair value of the redemption element, and the service element is determined based on the residual method. The adoption of ASU 2009-13 eliminates the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. For these agreements, we determine the selling price for all of the deliverables in the arrangement, and use the relative selling price method to allocate the arrangement consideration among the deliverables.

In the first quarter of 2013, we renewed our agreements with two of our top five sponsors. As part of our analysis, it was determined that in addition to the redemption and service elements, the right to use of the “AIR MILES” brand name met the criteria for a separate deliverable or element under ASU 2009-13. As a result, for those sponsor contracts within the scope of ASU 2009-13, proceeds from the issuance of AIR MILES reward miles are allocated to three elements: the redemption element, the service element and the brand element, based on the relative selling price method.

Revenue for the redemption element is recognized at the time an AIR MILES reward mile is redeemed. For the service element, revenue is recognized over the estimated life of an AIR MILES reward mile. Revenue attributable to the brand element is recognized at the time an AIR MILES reward mile is issued. For the year ended December 31, 2013, we recognized $33.5 million associated with the brand element, which is included as transaction revenue in the consolidated statements of income.

Also, based on the analysis of historical redemption trends and additional statistical analysis performed, including the impact of changes in the program structure, we determined that our estimate of breakage had changed from 27% to 26% as of December 31, 2013. The change in estimate will have no impact on the total redemption liability but is expected to reduce earnings in 2014 by approximately $30 million. We expect to mitigate this loss with lower operating expenses and higher product margins.

AIR MILES Cash, an instant reward option added to the AIR MILES Reward Program in March 2012, continues to expand with over 1.9 million collectors. We currently have 10 participating sponsors that can process instant redemptions of AIR MILES reward miles collected in the AIR MILES Cash program option. For the year ended December 31, 2013, AIR MILES Cash represented approximately 12% of the AIR MILES reward miles issued. We have not recognized any breakage associated with AIR MILES Cash in 2012 and 2013 and do not expect to recognize any breakage associated with AIR MILES Cash until we have sufficient evidence to make the assessment.

Index

During the year ended December 31, 2013, LoyaltyOne signed new multi-year agreements with Old Navy, a leading retailer of family apparel; Eastlink, a privately-held Canadian telecommunications company; Irving Oil, a regional energy and marketing company; and Staples Canada, Inc., Canada’s largest supplier of office supplies, technology, office furniture and business services, to participate as sponsors in the AIR MILES Reward Program.

We currently own approximately 37% of CBSM-Companhia Brasileira De Servicos De Marketing, the operator of the dotz coalition loyalty program in Brazil. In 2013, dotz expanded the number of regions in Brazil in which it operates from five regions with more than six million customers to nine regions with more than 10 million customers enrolled in the program. We expect dotz to enter into four additional markets in Brazil during 2014. Our investment in dotz did not have a significant impact on our results of operations in 2012 and 2013, and we are not expecting it to have a significant impact on our results of operations in 2014.

Further, on January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty Group B.V., a Netherlands-based, data-driven loyalty marketer, as further described in Item 1, “Business.” BrandLoyalty will be consolidated in our financial statements and included in our results of operations as of the date of acquisition.

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

Revenue increased 38.6% to $1.4 billion and adjusted EBITDA increased 30.3% to $289.7 million for the year ended December 31, 2013. These increases were driven by the acquisition of HMI in November 2012 as well as strength in the telecommunications and automotive verticals.

During the year ended December 31, 2013, Epsilon announced new multi-year agreements with the National Football League to provide database and email marketing services, Dunkin’ Donuts to provide technology for its new loyalty initiative, and Road Scholar, a not-for-profit organization providing adults with educational travel opportunities worldwide, to provide database marketing services.

Epsilon signed multi-year renewal and expansion agreements with The Leukemia & Lymphoma Society® to continue to provide database management services and to provide comprehensive marketing campaign management services, AT&T to continue to provide data and agency services, and Kroger, one of the world’s largest retailers, to continue to provide permission-based email marketing deployment and to provide strategic, creative and analytic services.

Epsilon also renewed multi-year agreements with Marriott International, Inc., a leading lodging company, to continue to support email deployment, strategy and creative services for its loyalty program, Guthy-Renker, one of the world’s largest direct marketing companies, to continue to provide database, data and permission-based email marketing services, and Carlson Rezidor Hotel Group, one of the world’s largest hotel groups, to continue to provide email marketing services.

Private Label Services and Credit

The Private Label Services and Credit segment provides risk management solutions, account origination, funding services, transaction processing, marketing, customer care and collection services for our more than 120 private label retail and co-branded credit card programs.

Revenue, generated primarily from finance charges and late fees as well as other servicing fees, increased 17.5% to $2.0 billion and adjusted EBITDA increased 11.3% to $916.1 million for the year ended December 31, 2013 as compared to the prior year.

For the year ended December 31, 2013, average credit card and loan receivables increased 21.7% as compared to the same period in the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 21.8% for the year ended December 31, 2013 due to strong credit cardholder spending, recent new client signings and recent credit card portfolio acquisitions.

Delinquency rates were 4.2% of principal credit card and loan receivables at December 31, 2013 as compared to 4.0% at December 31, 2012. The principal net charge-off rate improved to 4.7% for the year ended December 31, 2013 as compared to 4.8% in the prior year period. We expect our 2014 charge-off rate to be consistent with 2013.

Index

During the year ended December 31, 2013, we announced the signings of certain agreements to provide private label credit card services to Lifestyle Lift, Dwolla, Orchard Brands, El Dorado Furniture, Aspen Dental and Tiger Direct. We also announced the signing of a new multi-year agreement with Zale Corporation to provide private label credit card services and to acquire the existing credit card portfolio at a future date. We announced the signing of a multi-year renewal agreement with Z Gallerie to continue providing private label credit card services.

Additionally, we announced the signings of certain agreements to provide co-brand credit card services to Excentus Corporation, CREDO, The Geddes Group, Ohio University Alumni Association, Caesars Entertainment Corporation and Gander Mountain. We also announced the signing of a new multi-year agreement with Coldwater Creek to provide co-brand and private label credit card services and to acquire the existing co-brand credit card portfolio at a future date.

In March 2013, we purchased the existing private label credit card portfolio of Barneys New York for a total purchase price of $37.1 million.

In August 2013, we announced the signing of new multi-year agreements with subsidiaries of eBay, Inc., or collectively, PayPal, to become an issuer for their Bill Me Later® credit products. After issuance, these loan receivables are sold to PayPal at par value plus accrued interest. Upon PayPal’s purchase of the originated loan receivables, we are obligated to purchase a participating interest in the pool of loan receivables generated in the Bill Me Later program.

Discussion of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting policies that are described in the Notes to Consolidated Financial Statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The primary critical accounting policies and estimates are described below.

Allowance for Loan Loss.

We maintain an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The allowance for loan loss covers forecasted uncollectable principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for adequacy. In estimating the allowance for principal loan losses, we utilize a migration analysis of delinquent and current credit card and loan receivables. Migration analysis is a technique used to estimate the likelihood that a credit card or loan receivable will progress through the various stages of delinquency and to charge-off. The allowance is maintained through an adjustment to the provision for loan loss. Charge-offs of principal amounts, net of recoveries, are deducted from the allowance.

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

We record the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. In estimating the allowance for uncollectable unpaid interest and fees, we utilize historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance for unpaid interest and fees is maintained through an adjustment to finance charges, net.

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. If management used different assumptions in estimating net losses that could be incurred, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in management’s estimate of incurred net loan losses could have resulted in a change of approximately $84.6 million in the allowance for loan loss at December 31, 2013, with a corresponding change in the provision for loan loss.

Index

Revenue Recognition.

We recognize revenue when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered. We may also enter into contracts that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used to interpret the terms and determine when all the criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition.

AIR MILES Reward Program. The AIR MILES Reward Program collects fees from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred. Redemption revenue is recognized as AIR MILES reward miles are redeemed and service revenue is amortized over the estimated life of an AIR MILES reward mile.

Under certain of our contracts, a portion of the proceeds is paid to us upon the issuance of AIR MILES reward miles and a portion is paid at the time of redemption and therefore, we do not have a redemption obligation related to these contracts. Revenue is recognized at the time of redemption. Under such contracts, the proceeds received at issuance are initially deferred as service revenue and revenue is amortized over the estimated life of an AIR MILES reward mile.

For those sponsor contracts not yet subject to the adoption of ASU 2009-13, we allocate the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element which represents the award ultimately provided to the collector (the “redemption element”) and the service element (the “service element”). The service element consists of direct marketing and support services. For contracts entered into prior to January 1, 2011, revenue related to the service element is determined using the residual method.

The adoption of ASU 2009-13 eliminated the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. ASU 2009-13 also established the use of a three-level hierarchy when establishing the selling price and the relative selling price method when allocating arrangement consideration. The ASU had no significant impact upon adoption in 2011, as no new material contracts or material modifications were experienced with sponsors in the AIR MILES Reward Program from its adoption through December 31, 2012.

In the first quarter of 2013, we renewed our agreements with two of our top five sponsors. As part of our analysis, it was determined that in addition to the redemption and service elements, the right to use of the “AIR MILES” brand name met the criteria for a separate deliverable or element under ASU 2009-13. For the “brand element,” revenue is recognized at the time an AIR MILES reward mile is issued.

For those sponsor contracts within the scope of ASU 2009-13, proceeds from the issuance of AIR MILES reward miles are allocated to three elements, the redemption element, the service element, and the brand element, based on the relative selling price method. The fair value of each element was determined using management’s estimated selling price for that respective element. The objective of using the estimated selling price methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods, including discounted cash flows, the estimated brand value and the number of AIR MILES reward miles issued and redeemed. We estimated the selling prices and volumes over the term of the respective agreements in order to determine the allocation of proceeds to each of the multiple elements delivered.

The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure.

Redemption revenue recognized is impacted by our estimate of breakage, or those AIR MILES reward miles that we estimate will remain unredeemed by the collector base.

Service revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile, or 42 months.

Based on the analysis of historical redemption trends and additional statistical analysis performed, including the impact of changes in the program structure, we determined that our estimate of breakage had changed from 27% to 26% as of December 31, 2013. The change in estimate will have no impact on the total redemption liability but is expected to reduce earnings in 2014 by approximately $30 million, absent any changes to the AIR MILES Reward Program.

Index

There have been no changes to management’s estimate of the life of an AIR MILES reward miles in the periods presented in the financial statements. We estimate that an increase (decrease) to the estimated life of an AIR MILES reward mile of one month would decrease (increase) transaction revenue by approximately $6 million.

As of December 31, 2013, we had $1.1 billion in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 10, “Deferred Revenue,” of the Notes to Consolidated Financial Statements.

Income Taxes.

We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Income from continuing operations	$496,170	$422,256	$315,286	$195,638	$176,719
Stock compensation expense	59,183	50,497	43,486	50,094	53,612
Provision for income taxes	297,242	260,648	198,809	115,252	86,227
Interest expense, net	305,500	291,460	298,585	318,330	144,811
Merger and other costs (1)	—	—	—	—	3,422
Depreciation and other amortization	84,291	73,802	70,427	67,806	62,196
Amortization of purchased intangibles	131,828	93,074	82,726	75,420	63,090
Adjusted EBITDA	$1,374,214	$1,191,737	$1,009,319	$822,540	$590,077

(1)
Represents investment banking, legal and accounting costs directly associated with the proposed merger with an affiliate of The Blackstone Group. Other costs represent compensation charges related to the departure of certain employees resulting from cost saving initiatives and other non-routine costs associated with the disposition of certain businesses.

Index

Consolidated Results of Operations

	Year Ended December 31,			% Change
	2013	2012	2011	2013 to 2012	2012 to 2011
Revenues	(in thousands, except percentages)
Transaction	$329,027	$300,801	$290,582	9.4%	3.5%
Redemption	587,187	635,536	572,499	(7.6)	11.0
Finance charges, net	1,956,654	1,643,405	1,402,041	19.1	17.2
Database marketing fees and direct marketing services	1,289,356	931,533	806,470	38.4	15.5
Other revenue	156,839	130,115	101,695	20.5	27.9
Total revenue	4,319,063	3,641,390	3,173,287	18.6	14.8
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,549,159	2,106,612	1,811,882	21.0	16.3
Provision for loan loss	345,758	285,479	300,316	21.1	(4.9)
General and administrative	109,115	108,059	95,256	1.0	13.4
Depreciation and other amortization	84,291	73,802	70,427	14.2	4.8
Amortization of purchased intangibles	131,828	93,074	82,726	41.6	12.5
Total operating expenses	3,220,151	2,667,026	2,360,607	20.7	13.0
Operating income	1,098,912	974,364	812,680	12.8	19.9
Interest expense
Securitization funding costs	95,326	92,808	126,711	2.7	(26.8)
Interest expense on deposits	29,111	25,181	23,078	15.6	9.1
Interest expense on long-term and other debt, net	181,063	173,471	148,796	4.4	16.6
Total interest expense, net	305,500	291,460	298,585	4.8	(2.4)
Income before income tax	793,412	682,904	514,095	16.2	32.8
Provision for income taxes	297,242	260,648	198,809	14.0	31.1
Net income	$496,170	$422,256	$315,286	17.5%	33.9%

Key Operating Metrics:
Private label statements generated	192,508	166,091	142,064	15.9%	16.9%
Credit sales	$15,252,299	$12,523,632	$9,636,053	21.8%	30.0%
Average credit card and loan receivables	$7,212,678	$5,927,562	$4,962,503	21.7%	19.4%
AIR MILES reward miles issued	5,420,723	5,222,887	4,940,364	3.8%	5.7%
AIR MILES reward miles redeemed	4,017,494	4,040,876	3,633,921	(0.6)%	11.2%

Index

Year ended December 31, 2013 compared to the year ended December 31, 2012

Revenue. Total revenue increased $677.7 million, or 18.6%, to $4.3 billion for the year ended December 31, 2013 from $3.6 billion for the year ended December 31, 2012. The net increase was due to the following:

•
Transaction. Revenue increased $28.2 million, or 9.4%, to $329.0 million for the year ended December 31, 2013. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $40.0 million due to $33.5 million of revenue recognized associated with the AIR MILES brand element, as well as increases in the number of AIR MILES reward miles issued in previous quarters. Other servicing fees charged to our credit cardholders increased $30.0 million, offset by a decrease of $41.7 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with the signing of new clients.

•
Redemption. Revenue decreased  $48.3 million, or 7.6%, to $587.2 million for the year ended December 31, 2013 due to the impact of the change in estimate of our breakage rate in December 2012, a slight decrease in AIR MILES reward miles redeemed, and an unfavorable exchange rate. The decline in the Canadian dollar impacted redemption revenue by $17.1 million.

•
Finance charges, net. Revenue increased $313.2 million, or 19.1%, to $2.0 billion for the year ended December 31, 2013. This increase was driven by a 21.7% increase in average credit card and loan receivables, which have increased approximately $1.3 billion through a combination of recent credit card portfolio acquisitions and strong credit cardholder spending. This was offset in part by a 60 basis point decline in gross yield primarily due to the onboarding of new credit card portfolios.

•
Database marketing fees and direct marketing. Revenue increased $357.8 million, or 38.4%, to $1.3 billion for the year ended December 31, 2013. The increase in revenue was driven by increases within our Epsilon segment, including our acquisition of HMI, which added $272.6 million and an increase in agency revenue of $61.2 million due to demand in the telecommunications and automotive verticals. Additionally, marketing technology revenue increased $21.7 million due to new database builds that were placed in service during the year ended December 31, 2013, offset by declines in email volume experienced by our digital business.

•
Other revenue. Revenue increased $26.7 million, or 20.5%, to $156.8 million for the year ended December 31, 2013 due to additional consulting services provided by Epsilon, particularly in the telecommunications vertical.

Cost of operations. Cost of operations increased $442.5 million, or 21.0%, to $2.5 billion for the year ended December 31, 2013 as compared to $2.1 billion for the year ended December 31, 2012. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations decreased $20.5 million due to a $20.7 million decrease in fulfillment costs for the AIR MILES Reward Program associated with the decline in AIR MILES reward miles redeemed as well as a reduction in losses associated with international expansion. These decreases were partially offset by increases in payroll and benefits of $1.7 million and marketing expenses of $2.0 million. The impact of the exchange rate reduced cost of operations by $19.0 million and is reflected in the changes described above.

•
Within the Epsilon segment, cost of operations increased $320.6 million due to the HMI acquisition, which added $234.6 million, as well as an increase of $68.1 million in cost of operations associated with the increase in agency and consulting revenue.

•
Within the Private Label Services and Credit segment, cost of operations increased by $151.6 million. Payroll and benefits increased $72.1 million due to an increase in the number of associates to support growth, and marketing expenses increased $24.0 million due to the increase in credit sales. Other operating expenses increased by $55.5 million, as credit card processing expenses were higher due to an increase in the number of statements generated, and data processing costs increased due to growth in volumes.

Provision for loan loss. Provision for loan loss increased $60.3 million, or 21.1%, to $345.8 million for the year ended December 31, 2013 as compared to $285.5 million for the year ended December 31, 2012. The increase in the provision was a result of the growth in credit card and loan receivables, offset in part by stabilized credit quality. The net charge-off rate was 4.7% for the year ended December 31, 2013 as compared to 4.8% for the year ended December 31, 2012. Delinquency rates were 4.2% of principal credit card and loan receivables at December 31, 2013 as compared to 4.0% at December 31, 2012.

General and administrative. General and administrative expenses increased $1.0 million, or 1.0%, to $109.1 million for the year ended December 31, 2013 as compared to $108.1 million for the year ended December 31, 2012 due to higher payroll costs and higher data processing costs, offset by lower Corporate benefit costs.

Index

Depreciation and other amortization. Depreciation and other amortization increased $10.5 million, or 14.2%, to $84.3 million for the year ended December 31, 2013, as compared to $73.8 million for the year ended December 31, 2012, due to additional assets placed into service resulting from both the HMI acquisition and recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $38.7 million, or 41.6%, to $131.8 million for the year ended December 31, 2013 as compared to $93.1 million for the year ended December 31, 2012. The increase relates to $31.1 million of additional amortization associated with the intangible assets from the HMI acquisition as well as recent credit card portfolio acquisitions.

Interest expense, net. Total interest expense, net increased $14.0 million, or 4.8%, to $305.5 million for the year ended December 31, 2013 as compared to $291.5 million for the year ended December 31, 2012. The increase was due to the following:

•
Securitization funding costs. Securitization funding costs increased $2.5 million due to greater average borrowings for the year ended December 31, 2013 as compared to the year ended December 31, 2012. These increases were offset by lower average interest rates.

•	Interest expense on deposits. Interest on deposits increased $3.9 million as increases from higher borrowings were offset by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $7.6 million due to an increase of $27.1 million resulting from the issuances of senior notes in 2012 and an increase of $2.3 million related to term debt as increases from higher borrowings were offset by lower average interest rates. These increases were offset in part by the maturity of the 2013 convertible senior notes on August 1, 2013 which resulted in a decrease in interest expense of $23.8 million, including a reduction of the imputed interest, compared to the prior year period.

Taxes. Income tax expense increased $36.6 million to $297.2 million for the year ended December 31, 2013 from $260.6 million for the year ended December 31, 2012 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the year ended December 31, 2013 improved to 37.5% as compared to 38.2% for the year ended December 31, 2012 due to the reinvestment of international profits into international expansion efforts. We expect a similar rate for 2014.

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

Index

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

Index

Segment Revenue and Adjusted EBITDA

	Year Ended December 31,			% Change
	2013	2012	2011	2013 to 2012	2012 to 2011
Revenue:	(in thousands, except percentages)
LoyaltyOne	$919,480	$919,041	$844,774	—%	8.8%
Epsilon	1,380,344	996,210	847,136	38.6	17.6
Private Label Services and Credit	2,034,724	1,732,160	1,488,998	17.5	16.3
Corporate/Other	82	372	1,136	(78.0)	(67.3)
Eliminations	(15,567)	(6,393)	(8,757)	nm *	nm *
Total	$4,319,063	$3,641,390	$3,173,287	18.6%	14.8%
Adjusted EBITDA (1):
LoyaltyOne	$258,541	$236,094	$217,083	9.5%	8.8%
Epsilon	289,699	222,253	195,397	30.3	13.7
Private Label Services and Credit	916,099	823,241	678,334	11.3	21.4
Corporate/Other	(90,125)	(89,851)	(76,407)	0.3	17.6
Eliminations	—	—	(5,088)	nm *	nm *
Total	$1,374,214	$1,191,737	$1,009,319	15.3%	18.1%
Adjusted EBITDA margin (2):
LoyaltyOne	28.1%	25.7%	25.7%
Epsilon	21.0	22.3	23.1
Private Label Services and Credit	45.0	47.5	45.6
Total	31.8%	32.7%	31.8%

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

Year ended December 31, 2013 compared to the year ended December 31, 2012

Revenue. Total revenue increased $677.7 million, or 18.6%, to $4.3 billion for the year ended December 31, 2013 from $3.6 billion for the year ended December 31, 2012. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $0.4 million to $919.5 million for the year ended December 31, 2013. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $40.0 million due to $33.5 million of revenue recognized associated with the AIR MILES brand element, as well as increases in the number of AIR MILES reward miles issued in previous quarters. Database marketing fees and direct marketing services increased $8.8 million due to an increase in marketing analytic services provided to certain clients. Redemption revenue decreased $48.3 million, or 7.6%, due to the impact of the change in estimate of our breakage rate in December 2012 as well as a slight decline in the number of AIR MILES reward miles redeemed. The changes in revenue described above include the impacts of an unfavorable Canadian foreign currency exchange rate, which decreased revenue by $26.9 million.

•
Epsilon. Revenue increased $384.1 million, or 38.6%, to $1.4 billion for the year ended December 31, 2013. The acquisition of HMI contributed $273.6 million to revenue. Agency revenue also increased $82.7 million due to increased demand in the telecommunications and automotive verticals. Additionally, marketing technology revenue increased $30.1 million due to new databases placed in service during the year ended December 31, 2013, offset by declines in email volumes experienced by our digital business.

Index

•
Private Label Services and Credit. Revenue increased $302.6 million, or 17.5%, to $2.0 billion for the year ended December 31, 2013. Finance charges, net increased by $313.2 million, driven by a 21.7% increase in average credit card and loan receivables due to recent credit card portfolio acquisitions and strong credit cardholder spending. Transaction revenue decreased $10.7 million due to a decrease of $41.7 million in merchant fees, offset by an increase in other servicing fees of $30.0 million.

Adjusted EBITDA. Adjusted EBITDA increased $182.5 million, or 15.3%, to $1.4 billion for the year ended December 31, 2013 from $1.2 billion for the year ended December 31, 2012. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA increased $22.4 million, or 9.5%, to $258.5 million for the year ended December 31, 2013, despite a weaker Canadian dollar which negatively impacted adjusted EBITDA by $8.0 million. Adjusted EBITDA was positively impacted by a reduction in operating expenses, including a decline in losses associated with international expansion activities.

•
Epsilon. Adjusted EBITDA increased $67.4 million, or 30.3%, to $289.7 million for the year ended December 31, 2013. Adjusted EDITDA was positively impacted by the acquisition of HMI, which added $39.8 million to adjusted EBITDA, and growth in agency as discussed above, which resulted in an increase in adjusted EBITDA of $15.5 million. Additionally, Epsilon benefited from the reorganization of its data survey products in 2012, which had a positive impact to adjusted EBITDA of $12.9 million.

•
Private Label Services and Credit. Adjusted EBITDA increased $92.9 million, or 11.3%, to $916.1 million for the year ended December 31, 2013. Adjusted EBITDA was positively impacted by the increase in finance charges, net, offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.

•	Corporate/Other. Adjusted EBITDA decreased $0.3 million to a loss of $90.1 million for the year ended December 31, 2013 related to an increase in payroll costs and higher data processing costs.

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

•
Private Label Services and Credit. Revenue increased $243.2 million, or 16.3%, to $1.7 billion for the year ended December 31, 2012. Finance charges and late fees increased by $241.4 million, driven by a 19.4% increase in average credit card and loan receivables due to strong credit cardholder spending, the stabilization of customer payment rates, recent new client signings and recent credit card portfolio acquisitions. Other servicing fees charged to our credit cardholders increased by $20.5 million. These increases were offset by a decrease of $20.8 million in lower merchant fees, which are transaction fees charged to the retailer, primarily due to increased profit sharing and royalty payments associated with the signing of new clients.

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

Index

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

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our credit card and loan receivables, the success of our collection and recovery efforts, and general economic conditions.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	December 31, 2013	% of Total	December 31, 2012	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$8,166,961	100.0%	$7,097,951	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	114,430	1.4%	100,479	1.4%
61 to 90 days	74,700	0.9	62,546	0.9
91 or more days	150,425	1.9	120,163	1.7
Total	$339,555	4.2%	$283,188	4.0%

Net Charge-Offs. Our net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

Index

The net charge-off rate is calculated by dividing net charge-offs of principal receivables for the period by the average credit card and loan receivables for the period. Average credit card and loan receivables represent the average balance of the cardholder receivables at the beginning of each month in the periods indicated. The following table presents our net charge-offs for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Average credit card and loan receivables	$7,212,678	$5,927,562	$4,962,503
Net charge-offs of principal receivables	335,547	282,842	340,064
Net charge-offs as a percentage of average credit card and loan receivables	4.7%	4.8%	6.9%

Liquidity and Capital Resources

Operating Activities. We generated cash flow from operating activities of $1.0 billion and $1.1 billion for the years ended December 31, 2013 and 2012, respectively. The decrease in operating cash flows in 2013 was primarily due to an increase in operating assets as well as activity related to receivables held for sale, offset by increased profitability for the year ended December 31, 2013 as compared to 2012.

We utilize our cash flow from operations for ongoing business operations, repayments of revolving or other debt, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $1.6 billion and $2.7 billion for the years ended December 31, 2013 and 2012, respectively. Significant components of investing activities are as follows:

•
Redemption Settlement Assets. Cash decreased $54.6 million for the year ended December 31, 2013, as compared to a cash increase of $37.2 million for the year ended December 31, 2012, due to the increase in funding requirements resulting from the change in our estimate of breakage in December 2012.

•	Credit Card and Loan Receivables Funding. Cash decreased $1.4 billion for each of the years ended December 31, 2013 and 2012, respectively, due to growth in our credit card and loan receivables.

•
Purchase of Credit Card Portfolios. Cash decreased $46.7 million for the year ended December 31, 2013 due to the acquisition of private label credit card portfolios from Barneys New York and Gulf Credit Union. During the year ended December 31, 2012, cash decreased $780.0 million due to the acquisition of private label credit card portfolios from Pier 1 Imports, Premier Designs, The Bon-Ton Stores, Inc. and The Talbots, Inc.

•
Capital Expenditures. Our capital expenditures for the year ended December 31, 2013 were $135.4 million compared to $116.5 million for the comparable period in 2012 due to our overall growth. We anticipate capital expenditures not to exceed approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash provided by financing activities was $704.2 million and $2.2 billion for the years ended December 31, 2013 and 2012, respectively. Our financing activities during the year ended December 31, 2013 relate to a net increase in long-term debt from our 2013 credit agreement and repayment of our 2011 credit agreement and increases in deposits and non-recourse borrowings of consolidated securitization entities due to growth in credit card receivables, offset by the settlement of convertible senior notes and repurchases of our common stock. Our financing activities during the year ended December 31, 2012 relate to an increase in long-term debt from the issuance of senior notes and increases in deposits and non-recourse borrowings of consolidated securitization entities due to growth in credit card receivables, offset by repurchases of our common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreement and issuances of equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We have also expanded our brokered certificates of deposits and our money market deposits to supplement liquidity for our credit card and loan receivables.

As of December 31, 2013, we had $336.0 million of borrowings under our credit facility, with total availability at $914.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.0 to 1 at December 31, 2013, as compared to the maximum covenant ratio of 3.5 to 1.

Index

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the settlement of the 2014 convertible senior notes.

Debt

2011 Credit Agreement. We entered into a credit agreement dated May 24, 2011, or the 2011 Credit Agreement, which, as amended, provided for a $903.1 million term loan subject to certain principal repayments and a $917.5 million revolving line of credit. Upon entering the 2013 Credit Agreement described below, the 2011 Credit Agreement was terminated.

2013 Credit Agreement. We entered into a credit agreement dated July 10, 2013, or the 2013 Credit Agreement, among us as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, with various agents and lenders. The 2013 Credit Agreement originally provided for a $1,142.5 million term loan subject to certain principal repayments and a $1,142.5 million revolving line of credit, or the 2013 Credit Facility, with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans.

In 2013, we exercised in part the accordion feature of the 2013 Credit Agreement, and increased the borrowings under the 2013 Term Loan by $107.3 million to $1.25 billion and increased the capacity under the 2013 Credit Facility by $107.5 million to $1.25 billion.

Convertible Senior Notes due 2013. On August 1, 2013, we settled in cash, with cash on hand and borrowings under the 2013 Credit Agreement, the remaining $772.6 million of Convertible Senior Notes due 2013, of which $772.5 million was surrendered for conversion for $1,790.3 million, with the remaining principal paid at maturity. We applied $1,017.7 million of cash received from certain counterparties in settlement of the related convertible note hedge transactions.

Through December 31, 2013, we net settled 5.1 million of the approximately 10.2 million warrants associated with the Convertible Senior Notes due 2013 by issuing 2.8 million shares of our common stock. The remaining 5.1 million warrants are exercisable and will expire in separate tranches through February 25, 2014.

Convertible Senior Notes due 2014. In June 2009, we issued $345.0 million aggregate principal amount of convertible senior notes maturing in May 2014, or the Convertible Senior Notes due 2014. Holders of the Convertible Senior Notes due 2014 have the right to require us to repurchase for cash all or some of their Convertible Senior Notes due 2014 upon the occurrence of certain fundamental changes.

The Convertible Senior Notes due 2014 are convertible at the option of the holder based on the condition that the common stock trading price exceeded 130% of the applicable conversion price. Through December 31, 2013, certain of the Convertible Senior Notes due 2014 were surrendered for conversion and, in each case, either have been or will be settled in cash following the completion of the applicable cash settlement averaging period. The amounts settled during 2013 were not material. We have elected to repay all conversions solely in cash.

Senior Notes Due 2017. In November 2012, we issued and sold $400 million aggregate principal amount of 5.250% senior notes due December 1, 2017, or the Senior Notes due 2017, at an issue price of 98.912% of the aggregate principal amount. The Senior Notes due 2017 accrue interest on the principal amount at the rate of 5.250% per annum from November 20, 2012, payable semiannually in arrears, on June 1 and December 1 of each year, beginning on June 1, 2013. The payment obligations under the Senior Notes due 2017 are governed by an indenture dated November 20, 2012. The Senior Notes due 2017 are unsecured and are guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries that guarantee our 2013 Credit Agreement.

Senior Notes Due 2020. In March 2012, we issued and sold $500 million aggregate principal amount of 6.375% senior notes due April 1, 2020, or the Senior Notes due 2020. The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012. The payment obligations under the Senior Notes due 2020 are governed by an indenture dated March 29, 2012. The Senior Notes due 2020 are unsecured and are guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries that guarantee our 2013 Credit Agreement.

As of December 31, 2013, we were in compliance with our debt covenants.

Deposits. We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

Index

Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with securities brokerage firms. As of December 31, 2013, Comenity Bank and Comenity Capital Bank had $329.8 million in money market deposits outstanding with interest rates that range from 0.01% to 0.12%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of $100,000 and $1,000, respectively, in various maturities ranging between three months and seven years and with effective annual interest rates ranging from 0.15% to 3.55%. As of December 31, 2013, we had $2.5 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

As of December 31, 2013, the WFN Trusts and the WFC Trust had approximately $7.1 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the private label credit cards in these credit card securitization trusts.

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

At December 31, 2013, we had $4.6 billion of non-recourse borrowings of consolidated securitization entities, of which $1.0 billion is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of December 31, 2013 for the WFN Trusts and the WFC Trust by year:

	2014	2015	2016	2017	2018 and Thereafter	Total
	(In thousands)
Term notes	$250,000	$393,750	$600,000	$325,000	$1,433,166	$3,001,916
Conduit facilities (1)	1,200,000	890,000	—	—	—	2,090,000
Total (2)	$1,450,000	$1,283,750	$600,000	$325,000	$1,433,166	$5,091,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)	Total amounts do not include $1.4 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the consolidated financial statements.

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

In 2013, World Financial Network Credit Card Master Note Trust issued $1.2 billion of asset-backed term securities, $282.9 million of which we retained and eliminated from the consolidated financial statements. These securities have maturities of May 2016 and February 2018 and fixed interest rates of 0.91% and 1.61%. Proceeds from these issuances were used to repay $822.3 million of asset-backed term securities that matured in 2013.

Index

As of December 31, 2013, $3.8 billion of asset-backed term securities were outstanding, $0.8 billion of which we retained and eliminated from the consolidated financial statements. These securities have varying maturities from October 2014 through June 2019 and fixed interest rates ranging from 0.91% to 6.75% as of December 31, 2013.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card receivables through World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust III and the WFC Trust. As of December 31, 2013, total capacity under the conduit facilities was $2.1 billion, of which $1.6 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above the London Interbank Offered Rate, or LIBOR, or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from March 2014 to September 2015 with variable interest rates ranging from 1.18% to 1.70% as of December 31, 2013. In February 2014, World Financial Network Credit Card Master Note Trust reduced its capacity under the conduit facility from $1.2 billion to $800.0 million.

In February 2014, World Financial Network Credit Card Master Note Trust issued $625.0 million of asset-backed term securities, $175.0 million of which we retained and eliminated from the consolidated financial statements. These securities mature in February 2016 and have a variable interest rate equal to LIBOR plus a margin of 0.38%.

See Note 9, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Repurchase of Equity Securities. During 2013, 2012, and 2011, we repurchased approximately 1.4 million, 1.0 million and 2.9 million shares of our common stock for an aggregate amount of $231.1 million, $137.4 million and $240.9 million, respectively. We have Board authorization to acquire $400.0 million of our common stock through December 31, 2014.

Contractual Obligations. The following table highlights, as of December 31, 2013, our contractual obligations and commitments to make future payments by type and period:

	2014	2015 & 2016	2017 & 2018	2019 & Thereafter	Total
	(In thousands)
Deposits (1)	$1,566,707	$816,910	$428,251	$63,793	$2,875,661
Non-recourse borrowings of consolidated securitization entities (1)	1,103,843	1,913,374	1,021,532	808,845	4,847,594
2013 Credit Facility (1)	7,260	14,519	347,072	—	368,851
2013 Term Loan (1)	54,900	153,793	1,124,703	—	1,333,396
Senior notes (1)	52,875	105,750	483,000	539,844	1,181,469
Convertible senior notes (1)	351,069	—	—	—	351,069
Operating leases	67,289	120,189	82,896	116,845	387,219
Software licenses	4,364	4,337	—	—	8,701
ASC 740 obligations (2)	—	—	—	—	—
Purchase obligations (3)	98,524	30,948	26,181	3,828	159,481
Total	$3,306,831	$3,159,820	$3,513,635	$1,533,155	$11,513,441

(1)
The deposits, non-recourse borrowings of consolidated securitization entities, 2013 Credit Facility, 2013 Term Loan, senior notes and convertible senior notes represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2013, applied to the contractual repayment period.

(2)	Does not reflect unrecognized tax benefits of $117.3 million, of which the timing remains uncertain.

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

Business Acquisition. On January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty Group B.V., a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers. The acquisition expands our presence across Europe and Asia. The initial

Index

cash consideration was approximately €172.4 million ($235.6 million at January 2, 2014) in addition to the assumption of debt and is subject to certain customary purchase price adjustments. The consideration amount may also be increased through an earn-out provision as defined in the purchase and sale agreement based upon 2014 results. We also have the ability to acquire the remaining 40% interest over a four-year period, 10% per year, based upon predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, we must acquire the additional 10% interest for the year achieved; otherwise the seller has a put option to sell us the 10% interest for the respective year.

Inflation and Seasonality

Although we cannot precisely determine the impact of inflation on our operations, we do not believe that we have been significantly affected by inflation. For the most part, we have relied on operating efficiencies from scale and technology, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. Our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the third and fourth quarter and, to a lesser extent, during the first quarter as credit card and note receivable balances are paid down.

Legislative and Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized. As of December 31, 2013, Comenity Capital Bank’s Tier 1 capital ratio was 14.1%, total capital ratio was 15.4% and leverage ratio was 14.0%, and Comenity Capital Bank was not subject to a capital directive order. As of December 31, 2013, Comenity Bank’s Tier 1 capital ratio was 14.2%, total capital ratio was 15.5% and leverage ratio was 14.2%, and Comenity Bank was not subject to a capital directive order.

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

On March 30, 2011, the SEC, the FDIC, the Board of Governors of the Federal Reserve System and certain other banking regulators proposed regulations that would mandate a five percent risk retention requirement for securitizations, and such regulators issued a re-proposal of the risk retention regulations on August 28, 2013. We cannot predict at this time whether our existing credit card securitization programs will satisfy the new regulatory requirements or whether structural changes to those programs will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

Interest Rate Risk. Interest rate risk affects us directly in our borrowing activities. Our total borrowing costs were approximately $305.5 million for 2013. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2013, a 1.0% increase in interest rates would have resulted in a decrease to fiscal year pre-tax income of approximately $23.9 million. Conversely, a corresponding decrease in interest rates would have resulted in a comparable increase to pre-tax income. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. In 2014, with the acquisition of BrandLoyalty Group B.V, we will also be exposed to fluctuations in the exchange rate between the U.S. dollar and the Euro. We currently do not hedge any of our net investment exposure in our Canadian or European operations. For the year ended December 31, 2013, a 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of $23.9 million. Conversely, a corresponding decrease in the strength of the Canadian dollar versus the U.S. dollar would result in a comparable decrease to pre-tax income.

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

A 10% increase in the cost of rewards to satisfy redemptions would have resulted in a decrease in pre-tax income of $41.8 million, as of December 31, 2013. Conversely, a corresponding decrease in the cost of rewards to satisfy redemptions would result in a comparable increase to pre-tax income.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2014 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

Item 11.	Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2014 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2014 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2014 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2014 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

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

*10.6	Lease Modification Agreement between Office City, Inc. and Comenity Servicing LLC, successor in interest to World Financial Network National Bank, dated October 17, 2013.

Index

Exhibit No.	Description
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

10.12
Seventh Amendment to Lease Agreement by and among JEL/220 W. Schrock, LLC, FEK/220 W. Schrock, LLC, CP/220 W. Schrock, LLC, NRI 220 Schrock, LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation, dated as of January 14, 2010 (incorporated by reference to Exhibit No. 10.10 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

*10.13
Eighth Amendment to Lease by and between JEL/220 W. Schrock, LLC, FEK/220 W. Schrock, LLC, CP/220 W. Schrock, LLC, NRI 220 Schrock, LLC, Comenity Servicing LLC, successor in interest to ADS Alliance Data Systems, Inc., and Alliance Data Systems Corporation, dated as of December 3, 2013.

10.14
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

10.16
Second Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated October 3, 2008 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2009, File No. 001-15749).

10.17
Third Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated November 10, 2009 (incorporated by reference to Exhibit No. 10.14 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

Index

Exhibit No.	Description
10.18
Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 4, 2005, File No. 001-15749).

10.19
First Amendment to Lease by and between Bekins Properties LLC (as successor in interest to Sterling Properties LLC) and Epsilon Data Management, LLC (as successor in interest to Sterling Direct, Inc.), dated as of September 1, 2011 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K, filed with the SEC on February 27, 2012, File No. 001-15749).

10.20
Lease Agreement by and between KDC-Regent I Investments, LP and Epsilon Data Management, Inc., dated May 31, 2005 (incorporated by reference to Exhibit No. 10.17 to our Annual Report on Form 10-K filed with the SEC on March 3, 2006, File No. 001-15749).

10.21
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

10.25
Third Lease Amendment by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated as of November 1, 2007 (incorporated by reference to Exhibit No. 10.21 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2010, File No. 001-15749).

*10.26	Office Lease by and between BRE/COH OH LLC and ADS Alliance Data Systems, Inc. dated as of July 26, 2012, as amended.

10.27
Lease between 2725312 Canada Inc. and Loyalty Management Group Canada Inc. dated as of February 26, 2008, as amended (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K, filed with the SEC on February 27, 2012, File No. 001-15749).

10.28
Industrial Building Lease between Aspen Marketing Services, Inc. (as successor-in-interest to Aspen Marketing, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated June 3, 2003, as amended (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K, filed with the SEC on February 27, 2012, File No. 001-15749).

Index

Exhibit No.	Description
10.29
Fourth Amendment to Industrial Building Lease between Aspen Marketing Services, LLC (as successor-in-interest to Aspen Marketing Services, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated March 26, 2012 (incorporated by reference to Exhibit No. 10.26 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2013, File No. 001-15749).

10.30
Co-Location Agreement between Epsilon Data Management, LLC and Cyrus Networks, LLC d/b/a CyrusOne dated November 15, 2011 (incorporated by reference to Exhibit No. 10.27 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2013, File No. 001-15749).

10.31
Lease Agreement between NOP Cottonwood 2795, LLC and ADS Alliance Data Systems, Inc. dated as of September 21, 2010, as amended (incorporated by reference to Exhibit No. 10.28 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2013, File No. 001-15749).

+10.32
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

+10.49
Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2014 grant) (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-15749).

+10.50
Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2014 grant) (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-15749).

+10.51
Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

+10.52	Form of Non-Employee Director Share Award Letter (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on June 13, 2005, File No. 001-15749).

Index

Exhibit No.	Description
+10.53
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan (2008 grant) (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008, File No. 001-15749).

+10.54
Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.52 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2013, File No. 001-15749).

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

*+10.59	First Amendment to the Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan, executed June 21, 2013.

*+10.60	Second Amendment to the Amended and Restated Alliance Data Systems 401(k) and Retirement Savings Plan, executed November 26, 2013.

+10.61	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

+10.62	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010, File No. 001-15749).

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

Index

Exhibit No.	Description
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

10.69
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

10.70
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

10.71
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

10.72
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

10.73
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
10.74
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

10.75
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

10.76
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

10.85
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

10.86
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

10.88
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed with the SEC by World Financial Network Credit Card Master Note Trust and WFN Credit Company, LLC on June 30, 2010, File Nos. 333-113669 and 333-60418).

10.89
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
10.90
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

10.91
Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-3 filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on July 5, 2001, File Nos. 333-60418 and 333-60418-01).

10.92
Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.2 of the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003, File Nos. 333-60418 and 333-60418-01).

10.93
Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit No. 4.3 to the Current Report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007, File Nos. 333-60418 and 333-113669).

10.94
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

10.95
Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 30, 2010, File Nos. 333-60418, 333-60418-01, 333-113669, 333-166240, 333-166240-01 and 333-166240-02).

10.96
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

10.97
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

Index

Exhibit No.	Description
10.98
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

10.99
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

10.100
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

10.101
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

10.102
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

10.103
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

10.104
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

10.105
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

Index

Exhibit No.	Description
10.106
Series 2013-A Indenture Supplement, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on February 22, 2013, File Nos. 333-60418, 333-60418-01, 333-113669, 333-166240,333-166240-01 and 333-166240-02).

10.107
Series 2013-B Indenture Supplement, dated as of May 21, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 24, 2013, File Nos. 333-166240, 333-60418, 333-188583, 333-166240-01, 333-113669, 333-166240-02, 233-188583-01 and 333-60418-01).

10.108
Series 2014-A Indenture Supplement, dated as of February 19, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on February 21, 2014, File Nos. 333-166240, 333-60418, 333-188583, 333-166240-01, 333-113669, 333-166240-02, 333-60418-01, 333-189182, 333-189182-01).

10.109
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

10.110
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

10.111
Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.112
First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC. (incorporated by reference to Exhibit 10.94 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2009, File No. 001-15749).

10.113
Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC. (incorporated by reference to Exhibit No. 10.127 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.114
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

10.121
Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2011, File No. 001-15749).

10.122
Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A (incorporated by reference to Exhibit No. 10.134 to our Annual Report on Form 10-K, filed with the SEC on February 28, 2011, File No. 001-15749).

10.123
Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008, File No. 001-15749).

10.124
Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010, File No. 001-15749).

Index

Exhibit No.	Description
10.125
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

10.127
Second Amended and Restated Series 2009-VFC1 Supplement, dated as of September 25, 2013, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2013, File No. 001-15749).

10.128
Third Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 24, 2013, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2013, File No. 001-15749).

10.129
Third Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 13, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2012, File No. 001-15749).

10.130
Credit Agreement, dated as of July 10, 2013, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, N.A., as Administrative Agent, and various other agents and lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K, filed with the SEC on July 16, 2013, File No. 001-15749).

10.131
Indenture, dated June 2, 2009, between Alliance Data Systems Corporation and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Company’s 4.75% Convertible Senior Note due May 15, 2014) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K, filed with the SEC on June 2, 2009, File No. 001-15749).

10.132
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

10.133
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

10.134
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

Index

Exhibit No.	Description
10.135
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

10.136
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

10.137
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

10.138
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
Plano, Texas

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2014

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2014

Index

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$969,822	$893,352
Trade receivables, less allowance for doubtful accounts ($2,262 and $3,919 at December 31, 2013 and 2012, respectively)	394,822	370,110
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	7,080,014	6,597,120
Other credit card and loan receivables	1,492,868	852,512
Loan receivables held for sale	62,082	—
Total credit card and loan receivables	8,634,964	7,449,632
Allowance for loan loss	(503,169)	(481,958)
Credit card and loan receivables, net	8,131,795	6,967,674
Deferred tax asset, net	216,195	237,268
Other current assets	177,859	171,049
Redemption settlement assets, restricted	510,349	492,690
Total current assets	10,400,842	9,132,143
Property and equipment, net	299,188	253,028
Deferred tax asset, net	2,454	30,027
Cash collateral, restricted	34,124	65,160
Intangible assets, net	460,404	582,874
Goodwill	1,735,703	1,751,053
Other non-current assets	311,542	185,854
Total assets	$13,244,257	$12,000,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$210,019	$215,470
Accrued expenses	262,307	274,625
Deposits	1,544,059	1,092,753
Non-recourse borrowings of consolidated securitization entities	1,025,000	1,474,054
Current debt	364,489	803,269
Other current liabilities	140,186	117,283
Deferred revenue	966,438	1,055,323
Total current liabilities	4,512,498	5,032,777
Deferred revenue	170,748	193,738
Deferred tax liability, net	275,757	277,354
Deposits	1,272,302	1,135,658
Non-recourse borrowings of consolidated securitization entities	3,566,916	2,656,916
Long-term and other debt	2,435,792	2,051,570
Other liabilities	154,483	123,639
Total liabilities	12,388,496	11,471,652
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 98,302 shares and 94,963 shares at December 31, 2013 and 2012, respectively	983	950
Additional paid-in capital	1,512,752	1,454,230
Treasury stock, at cost, 46,752 shares and 45,360 shares at December 31, 2013 and 2012, respectively	(2,689,177)	(2,458,092)
Retained earnings	2,049,430	1,553,260
Accumulated other comprehensive loss	(18,227)	(21,861)
Total stockholders’ equity	855,761	528,487
Total liabilities and stockholders’ equity	$13,244,257	$12,000,139

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues
Transaction	$329,027	$300,801	$290,582
Redemption	587,187	635,536	572,499
Finance charges, net	1,956,654	1,643,405	1,402,041
Database marketing fees and direct marketing services	1,289,356	931,533	806,470
Other revenue	156,839	130,115	101,695
Total revenue	4,319,063	3,641,390	3,173,287
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,549,159	2,106,612	1,811,882
Provision for loan loss	345,758	285,479	300,316
General and administrative	109,115	108,059	95,256
Depreciation and other amortization	84,291	73,802	70,427
Amortization of purchased intangibles	131,828	93,074	82,726
Total operating expenses	3,220,151	2,667,026	2,360,607
Operating income	1,098,912	974,364	812,680
Interest expense
Securitization funding costs	95,326	92,808	126,711
Interest expense on deposits	29,111	25,181	23,078
Interest expense on long-term and other debt, net	181,063	173,471	148,796
Total interest expense, net	305,500	291,460	298,585
Income before income tax	$793,412	$682,904	$514,095
Provision for income taxes	297,242	260,648	198,809
Net income	$496,170	$422,256	$315,286

Basic income per share	$10.09	$8.44	$6.22
Diluted income per share	$7.42	$6.58	$5.45

Weighted average shares:
Basic	49,190	50,008	50,687
Diluted	66,866	64,143	57,804

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net income	$496,170	$422,256	$315,286
Other comprehensive income, net of tax
Net unrealized (loss) gain on securities, net of tax (benefit) expense of $(1,460) $(377) and $251 for the years ended December 31, 2013, 2012 and 2011, respectively	(6,132)	3,368	27,035
Foreign currency translation adjustments	9,766	(2,173)	(15,591)
Other comprehensive income	3,634	1,195	11,444
Total comprehensive income, net of tax	$499,804	$423,451	$326,730

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
January 1, 2011	92,797	$928	$1,320,767	$(2,079,819)	$815,718	$(34,500)	$23,094
Net income	—	—	—	—	315,286	—	315,286
Other comprehensive loss	—	—	—	—	—	11,444	11,444
Stock-based compensation	—	—	43,486	—	—	—	43,486
Repurchases of common stock	—	—	—	(240,877)	—	—	(240,877)
Other	1,344	13	23,520	—	—	—	23,533
December 31, 2011	94,141	$941	$1,387,773	$(2,320,696)	$1,131,004	$(23,056)	$175,966
Net income	—	—	—	—	422,256	—	422,256
Other comprehensive income	—	—	—	—	—	1,195	1,195
Stock-based compensation	—	—	50,497	—	—	—	50,497
Repurchases of common stock	—	—	—	(137,396)	—	—	(137,396)
Other	822	9	15,960	—	—	—	15,969
December 31, 2012	94,963	$950	$1,454,230	$(2,458,092)	$1,553,260	$(21,861)	$528,487
Net income	—	—	—	—	496,170	—	496,170
Other comprehensive income	—	—	—	—	—	3,634	3,634
Stock-based compensation	—	—	59,183	—	—	—	59,183
Repurchases of common stock	—	—	—	(231,085)	—	—	(231,085)
Other	3,339	33	(661)	—	—	—	(628)
December 31, 2013	98,302	$983	$1,512,752	$(2,689,177)	$2,049,430	$(18,227)	$855,761

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$496,170	$422,256	$315,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	216,119	166,876	153,153
Deferred income taxes	42,913	102,266	47,037
Provision for loan loss	345,758	285,479	300,316
Non-cash stock compensation	59,183	50,497	43,486
Fair value gain on interest-rate derivatives	(8,511)	(29,592)	(31,728)
Amortization of discount on debt	65,677	82,452	73,787
Amortization of deferred financing costs	25,492	24,935	17,527
Change in operating assets and liabilities, net of acquisitions:
Change in trade accounts receivable	(33,414)	(49,219)	(32,158)
Change in other assets	(148,952)	(3,184)	17,518
Change in accounts payable and accrued expenses	(28,011)	115,114	53,676
Change in deferred revenue	(30,383)	(11,225)	33,341
Change in other liabilities	63,914	(13,146)	31,944
Originations of loan receivables held for sale	(1,674,713)	—	—
Sales of loan receivables held for sale	1,612,631	—	—
Excess tax benefits from stock-based compensation	(17,267)	(20,199)	(15,028)
Other	16,886	10,880	3,190
Net cash provided by operating activities	1,003,492	1,134,190	1,011,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(54,572)	37,232	(49,179)
Change in cash collateral, restricted	32,405	99,035	22,046
Change in restricted cash	39,378	(46,837)	98,408
Change in credit card and loan receivables	(1,420,931)	(1,371,352)	(578,058)
Purchase of credit card portfolios	(46,705)	(780,003)	(68,554)
Payments for acquired businesses, net of cash	—	(463,964)	(359,076)
Capital expenditures	(135,376)	(116,455)	(73,502)
Purchases of marketable securities	(35,084)	(34,069)	(14,809)
Maturities/sales of marketable securities	2,852	15,651	—
Investments in the stock of investees	(1,383)	(921)	(17,986)
Other	—	(9,667)	—
Net cash used in investing activities	(1,619,416)	(2,671,350)	(1,040,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,985,000	1,095,148	3,256,500
Repayments of borrowings	(1,300,241)	(506,214)	(3,012,682)
Proceeds from convertible note hedge counterparties	1,056,307	—	—
Settlement of convertible note borrowings	(1,861,289)	—	—
Issuances of deposits	1,989,576	1,866,213	1,180,284
Repayments of deposits	(1,401,625)	(991,577)	(685,609)
Non-recourse borrowings of consolidated securitization entities	2,268,285	2,543,892	2,179,721
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,807,339)	(1,673,209)	(2,579,577)
Payment of deferred financing costs	(24,772)	(40,267)	(29,025)
Excess tax benefits from stock-based compensation	17,267	20,199	15,028
Proceeds from issuance of common stock	14,090	20,696	29,412
Purchase of treasury shares	(231,085)	(125,840)	(240,877)
Other	(22)	(22)	(3,925)
Net cash provided by financing activities	704,152	2,209,019	109,250

Effect of exchange rate changes on cash and cash equivalents	(11,758)	5,280	(2,788)
Change in cash and cash equivalents	76,470	677,139	77,099
Cash and cash equivalents at beginning of year	893,352	216,213	139,114
Cash and cash equivalents at end of year	$969,822	$893,352	$216,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$239,203	$215,708	$231,049
Income taxes paid, net	$216,530	$137,838	$123,480

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its wholly-owned subsidiaries and its consolidated variable interest entities, the “Company”) is a leading global provider of data-driven marketing and loyalty solutions. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, marketing strategy consulting, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. The Company focuses on facilitating and managing interactions between its clients and their customers through all consumer marketing channels, including in-store, online, catalog, mail, telephone and email, and emerging channels such as mobile and social media. The Company captures and analyzes data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and enhance customer loyalty.

The Company operates in the following reportable segments: LoyaltyOne®, Epsilon®, and Private Label Services and Credit.

LoyaltyOne includes the Company’s Canadian AIR MILES® Reward Program. Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Private Label Services and Credit encompasses credit card processing, billing and payment processing, customer care and collections services for private label retailers as well as private label retail credit card and loan receivables financing, including securitization of the credit card receivables that it underwrites from its private label retail credit card programs.

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

The Company also consolidates any variable interest entity (“VIE”) for which the Company is the primary beneficiary. In accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and ASC 810, “Consolidation,” the Company is the primary beneficiary of World Financial Network Credit Card Master Trust (“Master Trust”), World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Master Note Trust (the “WFC Trust”). The Company is deemed to be the primary beneficiary for the WFN Trusts and the WFC Trust, as it is the servicer for each of the trusts and is a holder of the residual interest. The Company, through its involvement in the activities of the trusts, has the power to direct the activities that most significantly impact the economic performance of the trust, and the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant.

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

Credit Card and Loan Receivables—The Company sells a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to the WFN Trusts as part of a securitization program. The Company also sells its credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC which in turn sells them to the WFC Trust. The credit card receivables sold to each of the trusts are restricted for securitization investors.

Credit card and loan receivables consist of credit card and loan receivables held for investment and credit card and loan receivables held for sale, if any. All new originations of credit card and loan receivables (except for the amount of new credit card receivables related to existing securitized portfolios transferred to the WFN Trusts or the WFC Trust during the term of a securitization and those originations associated with agreements with subsidiaries of eBay, Inc., further discussed in Note 4, “Credit Card and Loan Receivables,”) are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. Management makes judgments about the Company’s ability to fund these credit card and loan receivables through means other than securitization, such as money market deposits, certificates of deposit and other borrowings. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company’s credit card and loan receivables.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In assessing whether these credit card and loan receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent and ability to hold credit card and loan receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s money market deposits, certificates of deposit and other funding instruments; the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings; and historic credit card payment activity. Due to the homogenous nature of credit card and loan receivables, amounts are classified as held for investment on an individual client portfolio basis.

Credit card and loan receivables held for sale are determined on an individual client portfolio basis. The Company carries these assets at the lower of aggregate cost or fair value. Cash flows associated with credit card portfolios that are purchased with the intent to sell are included in cash flows from operating activities. Cash flows associated with credit card and loan receivables originated or purchased for investment are classified as investing cash flows, regardless of a subsequent change in intent.

Allowance for Loan Loss—The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The allowance for loan loss covers forecasted uncollectable principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for adequacy.

In estimating the allowance for principal loan losses, management utilizes a migration analysis of delinquent and current credit card and loan receivables. Migration analysis is a technique used to estimate the likelihood that a credit card or loan receivable will progress through the various stages of delinquency and to charge-off. The allowance is maintained through an adjustment to the provision for loan loss. Charge-offs of principal amounts, net of recoveries are deducted from the allowance.

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

Redemption Settlement Assets, Restricted—The cash and investments related to the redemption fund for the AIR MILES Reward Program are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. The investments are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive (loss) income as the investments are classified as available-for-sale.

Property and Equipment—Furniture, equipment, computer software and development, buildings and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Land is carried at cost and is not depreciated. Depreciation and amortization for furniture, equipment and buildings are computed on a straight-line basis, using estimated lives ranging from one to twenty-one years. Software development is capitalized in accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal – Use Software,” and is amortized on a straight-line basis over the expected benefit period, which generally ranges from one to ten years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

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

Revenue Recognition—The Company’s policy follows the guidance from ASC 605, “Revenue Recognition,” and Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered.

Transaction —The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed. Included are reimbursements received for “out-of-pocket” expenses.

AIR MILES Reward Program —The AIR MILES Reward Program collects fees from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred. Redemption revenue is recognized as AIR MILES reward miles are redeemed and service revenue is amortized over the estimated life of an AIR MILES reward mile.

For those sponsor contracts not yet subject to the adoption of ASU 2009-13, the Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element which represents the award ultimately  provided to the collector (the “redemption element”) and the service element (the “service element”). The service element consists of direct marketing and support services. For contracts entered into prior to January 1, 2011, revenue related to the service element is determined using the residual method.

The adoption of ASU 2009-13 eliminated the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. ASU 2009-13 also established the use of a three-level hierarchy when establishing the selling price and the relative selling price method when allocating arrangement consideration. The ASU had no significant impact upon adoption in 2011, as no new material contracts or material modifications were experienced with sponsors in the AIR MILES Reward Program from its adoption through December 31, 2012.

In 2013, as part of the Company’s analysis of the renewal of certain contracts, it was determined that in addition to the redemption and service elements, the right to use of the “AIR MILES” brand name met the criteria for a separate deliverable or element under ASU 2009-13. For the brand element, revenue is recognized at the time an AIR MILES reward mile is issued.

For those sponsor contracts within the scope of ASU 2009-13, proceeds from the issuance of AIR MILES reward miles are allocated to three elements, the redemption element, the service element, and the brand element, based on the relative selling price method. The fair value of each element was determined using management’s estimated selling price for that respective element. The estimated breakage rate changed from 28% to 27%, effective December 31, 2012 and from 27% to 26%, effective December 31, 2013.

Based on its historical analysis, the Company makes a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile is 42 months. There have been no changes to management’s estimate of the life of an AIR MILES reward mile in the periods presented in the financial statements.

Finance charges, net—Finance charges, net represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements. As discussed in Note 4, “Credit Card and Loan Receivables,” interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC Subtopic 310-20, “Receivables - Nonrefundable Fees and Other Costs,” direct loan origination costs on credit card and loan receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net. As of December 31, 2013 and 2012, the remaining unamortized deferred costs related to loan origination were $20.5 million and $16.4 million, respectively, and were recorded in other current assets in the consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Database marketing fees and direct marketing services—For maintenance and service programs, revenue is recognized as services are provided. Revenue associated with a new database build is deferred until client acceptance. Upon acceptance, it is then recognized over the term of the related agreement as the services are provided. Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist. Revenue from the licensing of data for which the Company is obligated to provide future updates is recognized on a straight-line basis over the license term.

Revenues from agency and creative services are typically billed based on time and materials or at a fixed price.  If billed at a fixed price, revenue is recognized either on a proportional performance or completed contract basis as the services specified in the arrangement are performed or completed, respectively. The determination of proportional performance versus completed contract revenue recognition is dependent on the nature of the services specified in the arrangement.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Numerator
Net income	$496,170	$422,256	$315,286
Denominator
Weighted average shares, basic	49,190	50,008	50,687
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	8,516	8,645	4,641
Shares from assumed exercise of convertible note warrants	8,482	4,702	1,510
Net effect of dilutive stock options and unvested restricted stock	678	788	966
Denominator for diluted calculation	66,866	64,143	57,804

Basic net income per share	$10.09	$8.44	$6.22
Diluted net income per share	$7.42	$6.58	$5.45

The Company calculates the effect of its convertible senior notes, which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company has elected to settle the convertible senior notes for cash.

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

At December 31, 2011, the Company excluded 10.3 million warrants from the calculation of earnings per share as the effect was anti-dilutive.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S., primarily Canada, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). The Company recognized $(1.0) million, $0.6 million and $(2.7) million in foreign currency transaction (losses) gains for the years ended December 31, 2013, 2012 and 2011, respectively.

Leases —Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement and includes executory costs.

Advertising Costs—The Company participates in various advertising and marketing programs, including collaborative arrangements with certain clients. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses, including advertising on behalf of its clients, of $206.6 million, $166.1 million and $129.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which expands the disclosure requirements for items reclassified from accumulated other comprehensive income to net income by requiring the total changes of each component of other comprehensive income to be disaggregated and separately presenting current period reclassification adjustments from the remainder of other comprehensive income for the period. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and requires prospective application. ASU 2013-02 had no impact on the Company’s financial condition, results of operations or cash flows, but did add certain disclosure requirements. The related disclosures are presented in Note 14, “Accumulated Other Comprehensive Income.”

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

3. ACQUISITIONS

2012 Acquisitions:

Hyper Marketing Group

On November 30, 2012, the Company acquired all of the stock of HMI Holding Corp. and Solution Set Holding Corp. (collectively, “HMI”). The purchase price was subject to customary working capital adjustments. HMI offers ROI-based targeted marketing services through digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and analytical services that include brand planning and consumer insights. The results of HMI have been included since the date of acquisition and are reflected in the Company’s Epsilon segment. The acquisition enhanced Epsilon’s core capabilities, strengthened its competitive advantage, expanded Epsilon into new industry verticals and added a talented team of marketing professionals.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Total consideration was $451.8 million, net of $7.1 million of cash and cash equivalents acquired. The goodwill that was deductible for tax purposes is $66.4 million. The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the HMI acquisition as of the date of purchase:

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

The final purchase price for Aspen was $359.1 million, net of $13.5 million of cash and cash equivalents acquired. The goodwill resulting from the acquisition was not deductible for tax purposes. The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Aspen acquisition as of the date of purchase:

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card and loan receivables is presented in the table below:

	December 31, 2013	December 31, 2012
	(In thousands)
Principal receivables	$8,166,961	$7,097,951
Billed and accrued finance charges	343,521	291,476
Other credit card and loan receivables	124,482	60,205
Total credit card and loan receivables	8,634,964	7,449,632
Less credit card receivables – restricted for securitization investors	7,080,014	6,597,120
Less loan receivables held for sale	62,082	—
Other credit card and loan receivables	$1,492,868	$852,512

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The allowance for loan loss covers forecasted uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.

In estimating the allowance for principal loan losses, management utilizes a migration analysis of delinquent and current credit card and loan receivables. Migration analysis is a technique used to estimate the likelihood that a credit card or loan receivable will progress through the various stages of delinquency and to charge-off. The allowance is maintained through an adjustment to the provision for loan loss. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. In estimating the allowance for uncollectible unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net. In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, seasonality, payment rates and forecasting uncertainties.

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2013, 2012 and 2011, actual charge-offs for unpaid interest and fees were $240.8 million, $191.1 million and $199.0 million, respectively.

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$481,958	$468,321	$518,069
Provision for loan loss	345,758	285,479	300,316
Change in estimate for uncollectible unpaid interest and fees	11,000	11,000	(5,000)
Recoveries	112,538	97,131	89,764
Principal charge-offs	(448,085)	(379,973)	(429,828)
Other	—	—	(5,000)
Balance at end of period	$503,169	$481,958	$468,321

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	December 31, 2013	% of Total	December 31, 2012	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$8,166,961	100.0%	$7,097,951	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	114,430	1.4%	100,479	1.4%
61 to 90 days	74,700	0.9	62,546	0.9
91 or more days	150,425	1.9	120,163	1.7
Total	$339,555	4.2%	$283,188	4.0%

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2013, 2012 and 2011, the Company’s re-aged accounts represented 1.4%, 1.3% and 1.9%, respectively, of total credit card and loan receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

Modified Credit Card and Loan Receivables

The Company holds certain credit card and loan receivables for which the terms have been modified. The Company’s modified credit card and loan receivables include credit card and loan receivables for which temporary hardship concessions have been granted and credit card and loan receivables in permanent workout programs. These modified credit card and loan receivables include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card and loan receivables if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, credit card and loan receivable terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms.

Credit card and loan receivables for which temporary hardship and permanent concessions were granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card and loan receivables are evaluated at their present value with impairment measured as the difference between the credit card and loan receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified credit card and loan receivables on a pooled basis, the discount rate used for credit card and loan receivables is the average current annual percentage rate the Company applies to non-impaired credit card and loan receivables, which approximates what would have been applied to the pool of modified credit card and loan receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card and loan receivables are included in the general pool of credit card and loan receivables with the allowance determined under the contingent loss model of ASC 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to the modified credit card and loan receivables in these programs, there would not be a material difference in the allowance for loan loss.

The Company had $118.1 million and $117.0 million, respectively, as a recorded investment in impaired credit card and loan receivables with an associated allowance for loan loss of $33.9 million and $39.7 million, respectively, as of December 31, 2013 and 2012. These modified credit card and loan receivables represented less than 3% of the Company’s total credit card and loan receivables as of both December 31, 2013 and 2012.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

   The average recorded investment in the impaired credit card and loan receivables was $117.4 million and $114.6 million for the years ended December 31, 2013 and 2012, respectively.

Interest income on these modified credit card and loan receivables is accounted for in the same manner as other accruing credit card and loan receivables. Cash collections on these modified credit card and loan receivables are allocated according to the same payment hierarchy methodology applied to credit card and loan receivables that are not in such programs. The Company recognized $12.7 million, $15.5 million and $13.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, in interest income associated with modified credit card and loan receivables during the period that such credit card and loan receivables were impaired.

The following tables indicate the modifications related to troubled debt restructurings within credit card and loan receivables for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card and loan receivables	147,200	$134,892	$134,799

	Year Ended December 31, 2012
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card and loan receivables	134,187	$119,985	$119,856

The tables below summarize troubled debt restructurings that have defaulted during the years ended December 31, 2013 and 2012 where the default occurred within 12 months of their modification date:

	Year Ended December 31, 2013
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card and loan receivables	63,590	$60,490

	Year Ended December 31, 2012
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card and loan receivables	55,198	$53,806

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card and Loan Receivable Accounts

The following table sets forth, as of December 31, 2013 and 2012, the number of active credit card and loan accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan accounts from origination:

	December 31, 2013
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	5,048	27.2%	$1,962,153	24.1%
13-24 Months	2,550	13.7	1,072,648	13.1
25-36 Months	1,799	9.7	826,911	10.1
37-48 Months	1,318	7.1	622,766	7.6
49-60 Months	1,104	6.0	557,407	6.8
Over 60 Months	6,729	36.3	3,125,076	38.3
Total	18,548	100.0%	$8,166,961	100.0%

	December 31, 2012
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,287	25.1%	$1,545,955	21.8%
13-24 Months	2,216	12.9	867,230	12.2
25-36 Months	1,580	9.2	676,362	9.5
37-48 Months	1,297	7.6	616,296	8.7
49-60 Months	1,053	6.2	502,217	7.1
Over 60 Months	6,681	39.0	2,889,891	40.7
Total	17,114	100.0%	$7,097,951	100.0%

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card and loan receivables by obligor credit quality as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
No Score	$162,366	2.0%	$298,829	4.2%
27.1% and higher	362,366	4.4	286,046	4.0
17.1% - 27.0%	732,425	9.0	613,184	8.7
12.6% - 17.0%	858,721	10.5	713,489	10.1
3.7% - 12.5%	3,234,547	39.6	2,840,964	40.0
1.9% - 3.6%	1,748,317	21.4	1,492,289	21.0
Lower than 1.9%	1,068,219	13.1	853,150	12.0
Total	$8,166,961	100.0%	$7,097,951	100.0%

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Transfer of Financial Assets

In August 2013, under agreements with subsidiaries of eBay, Inc., including PayPal, Inc. and Bill Me Later, Inc. (collectively, “PayPal”), the Company became an issuer for their Bill Me Later® credit products. After origination, these loan receivables are sold to PayPal at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, PayPal owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the amounts. The loan receivables originated by the Company that have not yet been sold to PayPal are included in loan receivables held for sale in the Company’s consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between origination and sale. Purchases and sales of these loan receivables held for sale are reflected as operating activities in the Company’s consolidated statements of cash flows.

Upon PayPal’s purchase of the originated loan receivables, the Company is obligated to purchase a participating interest in the pool of loan receivables generated in the Bill Me Later program. Such interest participates on a pro rata basis in the cash flows of the underlying pool of loan receivables, including principal repayments, finance charges, losses, recoveries, and servicing costs. The Company bears the risk of loss related to its participation interest in this pool. Through December 31, 2013, the Company had purchased $80.1 million of these loan receivables, of which $61.6 million was outstanding at December 31, 2013 and included in other credit card and loan receivables in the Company’s consolidated balance sheets.

Portfolio Acquisitions

During the years ended December 31, 2013 and 2012, the Company acquired the following credit card portfolios:

•
December 2013 – Gulf Credit Union, for a preliminary total purchase price of $9.6 million, which remains subject to customary purchase price adjustments and consists of $8.3 million of credit card receivables, $1.7 million of intangible assets, and $0.4 million assumed customer liabilities;

•	March 2013 – Barneys New York, for a total purchase price of $37.1 million, which consisted of $35.3 million of credit card receivables and $1.8 million of intangible assets;

•	August 2012 – The Talbots, Inc., for a total purchase price of $163.3 million, which consisted of $133.4 million of credit card receivables and $29.9 million of intangible assets;

•	July 2012 – The Bon-Ton Stores, Inc., for a total purchase price of $494.7 million, which consisted of $444.9 million of credit card receivables and $49.8 million of intangible assets;

•	May 2012 – Premier Designs, Inc., for a total purchase price of $24.3 million, which consisted of $22.9 million of credit card receivables and $1.4 million of intangible assets; and

•	March 2012 – Pier 1 Imports, for a total purchase price of $97.7 million, which consisted of $96.2 million of credit card receivables and $1.5 million of intangible assets.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011.

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

Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. None of the cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the periods ending December 31, 2013, 2012 and 2011, respectively.

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31, 2013	December 31, 2012
	(In thousands)
Total credit card receivables – restricted for securitization investors	$7,080,014	$6,597,120
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$131,659	$112,203

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net charge-offs of securitized principal	$311,111	$265,305	$306,301

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

	December 31, 2013				December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$73,984	$—	$—	$73,984	$40,266	$—	$—	$40,266
Government bonds	—	—	—	—	5,064	53	—	5,117
Corporate bonds	429,592	7,083	(310)	436,365	436,846	10,560	(99)	447,307
Total	$503,576	$7,083	$(310)	$510,349	$482,176	$10,613	$(99)	$492,690

As of December 31, 2013, the $0.3 million unrealized losses related to corporate bonds with a fair value of $80.5 million had been unrealized for less than twelve months. As of December 31, 2012, the $0.1 million unrealized losses related to corporate bonds with a fair value of $36.5 million had been unrealized for less than twelve months. There were no unrealized losses for twelve months or greater for the years ended December 31, 2013 and 2012.

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of December 31, 2013, the Company does not consider the investments to be other-than-temporarily impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The net carrying value and estimated fair value of the redemption settlement assets at December 31, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$195,230	$196,584
Due after one year through five years	308,346	313,765
Total	$503,576	$510,349

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2013	2012
	(In thousands)
Computer software and development	$373,844	$293,727
Furniture and equipment	263,373	225,062
Land, buildings and leasehold improvements	106,197	99,644
Construction in progress	49,488	59,417
Total	792,902	677,850
Accumulated depreciation	(493,714)	(424,822)
Property and equipment, net	$299,188	$253,028

Depreciation expense totaled $53.7 million, $46.6 million and $44.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and includes purchased software and amortization of capital leases. Amortization associated with internally developed capitalized software totaled $33.9 million, $30.0 million and $29.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(187,350)	$252,850	3-12 years—straight line
Premium on purchased credit card portfolios	216,041	(118,006)	98,035	5-10 years—straight line, accelerated
Customer database	161,700	(122,230)	39,470	4-10 years—straight line
Collector database	65,895	(60,711)	5,184	30 years—15% declining balance
Tradenames	58,567	(15,443)	43,124	4-15 years—straight line
Purchased data lists	17,567	(11,959)	5,608	1-5 years—straight line, accelerated
Favorable lease	3,291	(375)	2,916	10 years—straight line
Noncompete agreements	1,300	(433)	867	3 years—straight line
	$964,561	$(516,507)	$448,054
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$976,911	$(516,507)	$460,404

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(124,351)	$315,849	3-12 years—straight line
Premium on purchased credit card portfolios	237,800	(108,227)	129,573	5-10 years—straight line, accelerated
Customer database	161,700	(102,706)	58,994	4-10 years—straight line
Collector database	70,550	(63,980)	6,570	30 years—15% declining balance
Tradenames	59,102	(10,139)	48,963	4-15 years—straight line
Purchased data lists	14,540	(8,527)	6,013	1-5 years—straight line, accelerated
Favorable lease	3,291	(29)	3,262	10 years—straight line
Noncompete agreements	1,300	—	1,300	3 years—straight line
	$988,483	$(417,959)	$570,524
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,000,833	$(417,959)	$582,874

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

See Note 3, “Acquisitions,” for more information on the HMI and Advecor acquisitions.

With the credit card portfolio acquisitions made during the year ended December 31, 2013, the Company acquired $3.5 million of intangible assets, consisting of $2.0 million of customer relationships being amortized over a weighted average life of 5.0 years and $1.5 million of marketing relationships being amortized over a weighted average life of 9.2 years.

With the credit card portfolio acquisitions made during the year ended December 31, 2012, the Company acquired $82.6 million of intangible assets, consisting of $44.5 million of customer relationships being amortized over a weighted average life of 5.0 years and $38.1 million of marketing relationships being amortized over a weighted average life of 6.6 years. See Note 4, “Credit Card and Loan Receivables,” for additional information related to the credit card portfolio acquisitions.

Amortization expense related to the intangible assets was approximately $128.5 million, $90.3 million and $78.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For Years Ending December 31,
(In thousands)
2014	$118,945
2015	94,436
2016	77,873
2017	52,172
2018	42,539
2019 & thereafter	62,089

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, respectively, are as follows:

	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2011	$241,697	$945,934	$261,732	$—	$1,449,363
Goodwill acquired during year	—	294,275	—	—	294,275
Effects of foreign currency translation	6,373	1,042	—	—	7,415
December 31, 2012	248,070	1,241,251	261,732	—	1,751,053
Effects of foreign currency translation	(15,621)	271	—	—	(15,350)
December 31, 2013	$232,449	$1,241,522	$261,732	$—	$1,735,703

For the year ended December 31, 2012, the Company acquired $294.3 million of goodwill of which $291.3 million resulted from the HMI acquisition in November 2012 and $3.0 million resulted from the Advecor acquisition in December 2012. See Note 3, “Acquisitions,” for additional information.

The Company completed annual impairment tests for goodwill on July 31, 2013, 2012 and 2011 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2014, unless events occur or circumstances indicate an impairment may have occurred.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2013	2012
	(In thousands)
Accrued payroll and benefits	$137,982	$131,341
Accrued marketing	30,612	28,876
Accrued taxes	18,178	48,202
Accrued other liabilities	75,535	66,206
Accrued expenses	$262,307	$274,625

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. DEBT

Debt consists of the following:

Description	December 31, 2013	December 31, 2012	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2013 credit facility	$336,000	$—	July 2018	(1)
2013 term loan	1,234,688	—	July 2018	(1)
2011 term loan	—	885,928	—	—
Convertible senior notes due 2013	—	768,831	—	—
Convertible senior notes due 2014	333,082	304,333	May 2014	4.75%
Senior notes due 2017	396,511	395,734	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Capital lease obligations and other debt	—	13	—	—
Total long-term and other debt	2,800,281	2,854,839
Less: current portion	(364,489)	(803,269)
Long-term portion	$2,435,792	$2,051,570

Deposits:
Certificates of deposit	$2,486,533	$1,974,158	Various – January 2014 – December 2020	0.15% to 3.55%
Money market deposits	329,828	254,253	On demand	0.01% to 0.12%
Total deposits	2,816,361	2,228,411
Less: current portion	(1,544,059)	(1,092,753)
Long-term portion	$1,272,302	$1,135,658

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,001,916	$2,403,555	Various - October 2014 – June 2019	0.91% to 6.75%
Floating rate asset-backed term note securities	—	545,700	—	—
Conduit asset-backed securities	1,590,000	1,181,715	Various - March 2014 – September 2015	1.18% to 1.70%
Total non-recourse borrowings of consolidated securitization entities	4,591,916	4,130,970
Less: current portion	(1,025,000)	(1,474,054)
Long-term portion	$3,566,916	$2,656,916

(1)	At December 31, 2013, the weighted average interest rate for the 2013 Credit Facility and 2013 Term Loan was 2.14% and 1.92%, respectively.

At December 31, 2013, the Company was in compliance with its covenants.

Credit Agreements

In July 2013, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, entered into a credit agreement with various agents and lenders dated July 10, 2013 (the “2013 Credit Agreement”), replacing the Company’s credit agreement dated May 24, 2011 (the “2011 Credit Agreement”), which was concurrently terminated. The 2011 Credit Agreement, as amended, provided for a $903.1 million term loan subject to certain principal repayments and a $917.5 million revolving line of credit.

Wells Fargo Bank, N.A. is the administrative agent and letter of credit issuer under the 2013 Credit Agreement. The 2013 Credit Agreement originally provided for a $1,142.5 million term loan (the “2013 Term Loan”) with certain principal repayments and a $1,142.5 million revolving line of credit (the “2013 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2013 Credit Agreement includes an uncommitted accordion feature of up to $500.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions.

In September 2013, the Company exercised in part the accordion feature of the 2013 Credit Agreement, and increased the borrowings under the 2013 Term Loan and the capacity under the 2013 Credit Facility, each by $57.5 million.

In October 2013, the Company exercised in part the accordion feature of the 2013 Credit Agreement, and increased the borrowings under the 2013 Term Loan and the capacity under the 2013 Credit Facility, each by $25.0 million.

In December 2013, the Company exercised in part the accordion feature of the 2013 Credit Agreement, and increased the borrowings under the 2013 Term Loan by $24.8 million to $1.25 billion and increased the capacity under the 2013 Credit Facility by $25.0 million to $1.25 billion.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Total availability under the 2013 Credit Facility at December 31, 2013 was $914.0 million.

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

Convertible Senior Notes

Due 2013

In the third quarter of 2008, the Company issued $805.0 million aggregate principal amount of Convertible Senior Notes due 2013. The Convertible Senior Notes due 2013 matured and were repaid by the Company on August 1, 2013.

Concurrently with the pricing of the Convertible Senior Notes due 2013, the Company entered into convertible note hedge transactions with respect to its common stock (the “2013 Convertible Note Hedges”) with J.P. Morgan Securities Inc., as agent to JPMorgan Chase Bank, National Association, London Branch, and Bank of America, N.A., affiliates of two of the initial purchasers (together, the “2013 Hedge Counterparties”).

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

Prior to maturity, $32.5 million of Convertible Senior Notes due 2013 were surrendered for conversion and settled in cash. On August 1, 2013, the Company settled in cash the remaining $772.6 million of Convertible Senior Notes due 2013, of which $772.5 million was surrendered for conversion for $1,790.3 million, with the remaining principal paid at maturity. The Company applied $1,017.7 million of cash received from the 2013 Hedge Counterparties in settlement of the 2013 Convertible Note Hedges.

Through December 31, 2013, the Company net settled 5.1 million of the approximately 10.2 million warrants associated with the Convertible Senior Notes due 2013 by issuing 2.8 million shares of our common stock. The remaining 5.1 million warrants are exercisable and will expire in separate tranches through February 25, 2014.

The Company accounted for the 2013 Convertible Note Hedges and the 2013 Convertible Note Warrants in accordance with the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Equity.” The 2013 Convertible Note Hedges and 2013 Convertible Note Warrants met the requirements under ASC 815-40 to be accounted for as equity instruments, and accordingly, were recorded to additional paid-in capital in the consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Due 2014

In the second quarter of 2009, the Company issued $345.0 million aggregate principal amount of Convertible Senior Notes due 2014. Holders of the Convertible Senior Notes due 2014 have the right to require the Company to repurchase for cash all or some of their Convertible Senior Notes due 2014 upon the occurrence of certain fundamental changes.

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

The Convertible Senior Notes due 2014 have an initial conversion rate of 21.0235 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $47.57 per share. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company has elected to settle the principal amount (or the amount of the Company’s conversion obligation, if less) of the Convertible Senior Notes due 2014 in cash upon conversion.

Through December 31, 2013, certain of the Convertible Senior Notes due 2014 were surrendered for conversion and, in each case, either have been or will be settled in cash following the completion of the applicable cash settlement averaging period. The amounts settled during 2013 were not material. The Company has elected to repay all conversions solely in cash.

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

The cost of the 2014 Convertible Note Hedges, reduced by the proceeds to the Company from the sale of the 2014 Convertible Note Warrants, was approximately $50.7 million. The 2014 Convertible Note Hedges and 2014 Convertible Note Warrants are generally expected to offset the potential dilution of the Company’s common stock upon conversion of the Convertible Senior Notes due 2014 to the extent that the Company’s common stock price does not exceed $70.54 at the time of the exercise of the 2014 Convertible Note Warrants. The Company accounted for the 2014 Convertible Note Hedges and 2014 Convertible Note Warrants as equity instruments in accordance with the guidance in ASC 815-40. Accordingly, the cost of the 2014 Convertible Note Hedges and the proceeds from the sale of the 2014 Convertible Note Warrants are included in additional paid-in capital in the consolidated balance sheets at December 31, 2013.

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

The table below summarizes the carrying value of the components of the convertible senior notes:

	December 31,
	2013	2012
	(In millions)
Carrying amount of equity component	$115.9	$368.7

Principal amount of liability component	$345.0	$1,150.0
Unamortized discount	(11.9)	(76.8)
Net carrying value of liability component	$333.1	$1,073.2

If-converted value of common stock	$1,906.9	$2,534.4

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at December 31, 2013, is a period of 0.4 years.

Interest expense on the convertible senior notes recognized in the Company’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$24,169	$30,475	$30,475
Amortization of discount on liability component	64,900	82,366	73,787
Total interest expense on convertible senior notes	$89,069	$112,841	$104,262

Effective interest rate (annualized)	12.4%	11.0%	11.0%

Senior Notes

Due 2017

In November 2012, the Company issued and sold $400 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the “Senior Notes due 2017”) at an issue price of 98.912% of the aggregate principal amount. The Senior Notes due 2017 accrue interest on the principal amount at the rate of 5.250% per annum from November 20, 2012, payable semiannually in arrears, on June 1 and December 1 of each year, beginning on June 1, 2013. The unamortized discount at the time of issuance was $4.3 million. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at December 31, 2013, is a period of 3.9 years at an effective annual interest rate of 5.5%.

The payment obligations under the Senior Notes due 2017 are governed by an indenture dated November 20, 2012 with Wells Fargo Bank, N.A., as trustee. The Senior Notes due 2017 are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries that guarantee its Credit Agreement, including ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC. The indenture includes usual and customary negative covenants and events of default for transactions of this type.

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

The payment obligations under the Senior Notes due 2020 are governed by an indenture dated March 29, 2012 with Wells Fargo Bank, N.A., as trustee. The Senior Notes due 2020 are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries that guarantee its Credit Agreement, including ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC. The indenture includes usual and customary negative covenants and events of default for transactions of this type.

Deposits

Terms of the certificates of deposit range from three months to seven years with annual interest rates ranging from 0.15% to 3.55%, with a weighted average interest rate of 1.07%, at December 31, 2013 and 0.20% to 5.25%, with a weighted average interest rate of 1.18%, at December 31, 2012. Interest is paid monthly and at maturity.

Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with securities brokerage firms. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2013, Comenity Bank and Comenity Capital Bank had $329.8 million in money market deposits outstanding with annual interest rates ranging from 0.01% to 0.12%, with a weighted average interest rate of 0.04%. As of December 31, 2012, Comenity Bank and Comenity Capital Bank had $254.3 million in money market deposits outstanding with annual interest rates ranging from 0.01% to 0.26%, with a weighted average interest rate of 0.22%.

Non-Recourse Borrowings of Consolidated Securitization Entities

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

Asset-Backed Term Notes

In 2013, Master Trust I issued $1.2 billion of asset-backed term securities, $282.9 million of which was retained by the Company and eliminated from the consolidated financial statements. These securities have maturities of May 2016 and February 2018 and fixed interest rates of 0.91% and 1.61%. Proceeds from these issuances were used to repay the $822.3 million of asset-backed term securities that matured in 2013.

As of December 31, 2013, $3.8 billion of asset-backed term securities were outstanding, $0.8 billion of which was retained by the Company and eliminated from the consolidated financial statements. These securities have varying maturities from October 2014 through June 2019 and fixed interest rates ranging from 0.91% to 6.75% as of December 31, 2013.

In February 2014, Master Trust I issued $625.0 million of asset-backed term securities, $175.0 million of which was retained by the Company and eliminated from the consolidated financial statements. These securities mature in February 2016 and have a variable interest rate equal to LIBOR plus a margin of 0.38%.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of December 31, 2013, total capacity under the conduit facilities was $2.1 billion, of which $1.6 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from March 2014 to September 2015 with variable interest rates ranging from 1.18% to 1.70% as of December 31, 2013. In February 2014, Master Trust I reduced its capacity under the conduit facility from $1.2 billion to $800.0 million.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities

Debt at December 31, 2013 matures as follows:

Year	Long-Term and Other Debt	Non-Recourse Borrowings of Consolidated Securitization Entities and Deposits	Total
	(In thousands)
2014 (1)	$376,377	$2,569,059	$2,945,436
2015	46,875	1,589,081	1,635,956
2016	62,500	1,010,334	1,072,834
2017 (2)	462,500	585,704	1,048,204
2018	1,367,406	789,471	2,156,877
Thereafter	500,000	864,628	1,364,628
Total maturities	2,815,658	7,408,277	10,223,935
Unamortized discount (3)	(15,377)	—	(15,377)
	$2,800,281	$7,408,277	$10,208,558

(1)	Long-Term and Other Debt includes $345.0 million representing the aggregate principal amount of the Convertible Senior Notes due 2014.

(2)	Long-Term and Other Debt includes $400.0 million representing the aggregate principal amount of the Senior Notes due 2017.

(3)	Unamortized discount consists of $11.9 million for the Convertible Senior Notes due 2014 and $3.5 million for the Senior Notes due 2017, respectively.

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

The Company’s outstanding interest rate derivative instruments matured in April 2013. The Company was not a party to any derivative instruments as of December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, gains on derivative instruments of $8.5 million, $29.6 million and $31.7 million, respectively, were recognized in securitization funding costs within the consolidated statements of income.

The following tables identify the notional amount, fair value and classification of the Company’s outstanding interest rate derivatives at December 31, 2012 in the consolidated balance sheets:

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. DEFERRED REVENUE

As further discussed in Note 2, “Summary of Significant Accounting Policies,” the AIR MILES Reward Program collects fees from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred.

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2011	$358,973	$867,463	$1,226,436
Cash proceeds	216,772	570,439	787,211
Revenue recognized	(205,740)	(593,679)	(799,419)
Other	—	1,000	1,000
Effects of foreign currency translation	10,008	23,825	33,833
December 31, 2012	380,013	869,048	1,249,061
Cash proceeds	203,735	528,474	732,209
Revenue recognized	(212,301)	(550,577)	(762,878)
Other	—	276	276
Effects of foreign currency translation	(24,816)	(56,666)	(81,482)
December 31, 2013	$346,631	$790,555	$1,137,186
Amounts recognized in the consolidated balance sheets:
Current liabilities	$175,883	$790,555	$966,438
Non-current liabilities	$170,748	$—	$170,748

11. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $188.2 million at December 31, 2013, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

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

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $80.5 million, $71.5 million and $61.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future annual minimum rental payments required under noncancellable operating leases, some of which contain renewal options, as of December 31, 2013, are:

Year	Future Minimum Rental Payments
(In thousands)
2014	$67,289
2015	63,950
2016	56,239
2017	50,345
2018	32,551
Thereafter	116,845
Total	$387,219

Regulatory Matters

Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (“FDIC”). Comenity Bank remains subject to regulation by the Board of the Governors of the Federal Reserve System. The Company’s industrial bank, Comenity Capital Bank, is authorized to do business by the State of Utah and the FDIC.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets as well as adequate allowances for loan losses. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized. As of December 31, 2013, Comenity Capital Bank’s Tier 1 capital ratio was 14.1%, total capital ratio was 15.4% and leverage ratio was 14.0%, and Comenity Capital Bank was not subject to a capital directive order. As of December 31, 2013, Comenity Bank’s Tier 1 capital ratio was 14.2%, total capital ratio was 15.5% and leverage ratio was 14.2%, and Comenity Bank was not subject to a capital directive order.

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

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholders that can be used for purchases of merchandise offered for sale by clients of the Company. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. Excluding loans originated under the Company’s agreements with PayPal, as of December 31, 2013, the Company had approximately 39.3 million cardholders, having unused lines of credit averaging $1,434 per account. The Company also owns 9.5 million accounts through its agreements with PayPal discussed in Note 4, “Credit Card and Loan Receivables,” with unused lines of credit averaging $1,552 per account. The Company only bears the risk for its participating interest in the receivables originated by the Company and subsequently purchased by PayPal.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material effect on its business, financial condition or cash flows, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

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

During 2013, 2012 and 2011, the Company repurchased approximately 1.4 million, 1.0 million and 2.9 million shares of its common stock for an aggregate amount of $231.1 million, $137.4 million and $240.9 million, respectively.

As of December 31, 2013, $168.9 million remained unused under the stock repurchase program that was authorized in January 2013 and expired on December 31, 2013.

On December 5, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2014 through December 31, 2014, subject to any restrictions pursuant to the terms of the Company’s credit agreements, indentures, applicable securities laws or otherwise.

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

Stock Compensation Expense

Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of operations	$40,264	$32,654	$25,766
General and administrative	18,919	17,843	17,720
Total	$59,183	$50,497	$43,486

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. The Company’s forfeiture rate was 5% for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, there was approximately $70.9 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Awards

During 2013, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock units is estimated using the Company’s closing share price on the date of grant. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest ratably over a three year period if specified performance measures tied to the Company’s financial performance are met.

	Performance- Based	Service- Based	Total	Weighted Average Fair Value
Balance at January 1, 2011	1,787,473	773,725	2,561,198	$51.93
Shares granted	457,180	158,539	615,719	83.28
Shares vested	(373,099)	(543,643)	(916,742)	49.81
Shares cancelled (1)	(1,014,982)	(43,432)	(1,058,414)	56.73
Balance at December 31, 2011	856,572	345,189	1,201,761	$65.39
Shares granted	527,080	127,646	654,726	110.18
Shares vested	(505,335)	(130,066)	(635,401)	59.06
Shares cancelled	(104,476)	(27,618)	(132,094)	86.13
Balance at December 31, 2012	773,841	315,151	1,088,992	$93.33
Shares granted	409,575	92,206	501,781	155.31
Shares vested	(448,868)	(122,931)	(571,799)	88.15
Shares cancelled	(49,544)	(14,915)	(64,459)	115.83
Balance at December 31, 2013	685,004	269,511	954,515	$121.86
Outstanding and Expected to Vest			884,545	$120.56

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

The total fair value of restricted stock units vested was $50.4 million, $37.5 million and $45.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $232.6 million at December 31, 2013. The weighted-average remaining contractual life for unvested restricted stock units was 1.2 years at December 31, 2013.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant. No stock option awards were granted during the years ended December 31, 2013, 2012 and 2011. The fair value of the option awards was estimated on the date of grant using a binomial lattice model.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at January 1, 2011	1,422,264	$40.12	1,422,264	$40.12
Granted	—	—
Exercised	(669,712)	37.24
Forfeited	(12,535)	31.46
Balance at December 31, 2011	740,017	$42.87	740,017	$42.87
Granted	—	—
Exercised	(355,764)	42.95
Forfeited	—	—
Balance at December 31, 2012	384,253	$42.80	384,253	$42.80
Granted	—	—
Exercised	(143,577)	36.30
Forfeited	(1,000)	31.38
Balance at December 31, 2013	239,676	$46.75	239,676	$46.75
Vested and Expected to Vest (1)	239,676	$46.75

(1)	All options outstanding at December 31, 2013 are vested and exercisable and there were no remaining options expected to vest.

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $25.7 million, $31.0 million and $33.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The aggregate intrinsic value of the outstanding stock options as of December 31, 2013 was approximately $51.8 million. The weighted average remaining contractual life of stock options vested and exercisable as of December 31, 2013 was approximately 1.8 years.

The Company received cash proceeds of approximately $5.2 million from stock options exercised during the year ended December 31, 2013.

13. EMPLOYEE BENEFIT PLANS

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

On August 22, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with the ESPP pursuant to a Registration Statement on Form S-8, File No. 333-68134.

During the year ended December 31, 2013, the Company issued 52,241 shares of common stock under the ESPP at a weighted-average issue price of $169.93. Since its adoption, 1,011,423 shares of common stock have been issued under the ESPP.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
401(k) Retirement Savings Plan

The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company amended its 401(k) and Retirement Savings Plan effective January 1, 2014. The 401(k) and Retirement Savings Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the 401(k) and Retirement Savings Plan immediately upon joining the Company and after 180 days of employment begin receiving company matching contributions. In addition, “seasonal” or “on-call” employees must complete a year of eligibility service before they may participate in the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan permits eligible employees to make Roth elective deferrals, effective November 1, 2012, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth, elective deferrals made by employees, together with contributions by the Company to the 401(k) and Retirement Savings Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan covers U.S. employees, who are at least 18 years old, of ADS Alliance Data Systems, Inc., one of the Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts this 401(k) and Retirement Savings Plan. The Company, and all of its U.S. subsidiaries, are currently covered under the 401(k) and Retirement Savings Plan.

Through December 31, 2013, the Company matched dollar-for-dollar on the first three percent of savings, and an additional fifty cents for each dollar an employee contributed for savings of more than three percent and up to five percent of pay. Effective January 1, 2014, the Company will match dollar-for-dollar up to five percent of savings. All company matching contributions are immediately vested. In addition to the company match, the Company may make an additional annual discretionary contribution based on the Company’s profitability. This contribution, subject to Board of Director approval, is based on a percentage of pay and is subject to a separate three-year cliff vesting schedule. The discretionary contribution vests in full upon achieving three years of service for participants with less than three years of service. All of these contributions vest immediately if the participating employee has more than three years of service, attains age 65, becomes disabled, dies or if the 401(k) and Retirement Savings Plan terminates. Company matching and discretionary contributions for the years ended December 31, 2013, 2012 and 2011 were $28.1 million, $22.0 million and $14.0 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2013, 759,194 of such shares remain available for issuance.

Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group (“GRSP”), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan (“DPSP”) is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches up to 5% of contributions dollar-for-dollar. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions for the years ended December 31, 2013, 2012 and 2011 were $2.1 million, $2.0 million and $2.0 million, respectively.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of January 1, 2011	$(20,082)	$(14,418)	$(34,500)
Changes in other comprehensive income (loss)	27,035	(15,591)	11,444
Balance as of December 31, 2011	6,953	(30,009)	(23,056)
Changes in other comprehensive income (loss)	3,368	(2,173)	1,195
Balance as of December 31, 2012	10,321	(32,182)	(21,861)
Changes in other comprehensive income (loss)	(6,132)	9,766	3,634
Balance as of December 31, 2013	$4,189	$(22,416)	$(18,227)

(1)	Primarily related to the impact of changes in the Canadian currency exchange rate.

A de minimis amount was reclassified out of accumulated other comprehensive income (loss) for the year ended December 31, 2013.

15. INCOME TAXES

The Company files a consolidated federal income tax return.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Components of income before income taxes:
Domestic	$547,757	$481,243	$332,010
Foreign	245,655	201,661	182,085
Total	$793,412	$682,904	$514,095
Components of income tax expense are as follows:
Current
Federal	$188,600	$143,695	$71,843
State	33,595	13,991	9,415
Foreign	32,134	696	70,514
Total current	254,329	158,382	151,772
Deferred
Federal	1,477	28,267	46,459
State	(1,485)	6,176	3,482
Foreign	42,921	67,823	(2,904)
Total deferred	42,913	102,266	47,037
Total provision for income taxes	$297,242	$260,648	$198,809

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Expected expense at statutory rate	$277,694	$239,016	$179,933
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	20,871	13,109	8,383
Foreign earnings at other than U.S. rates	(9,225)	(4,328)	(7,131)
Canadian tax rate reductions	—	(7,128)	7,188
U.S. tax on foreign dividends, net of credits	—	15,617	5,228
Other	7,902	4,362	5,208
Total	$297,242	$260,648	$198,809

Deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets
Deferred revenue	$42,359	$90,675
Allowance for doubtful accounts	192,546	186,503
Net operating loss carryforwards and other carryforwards	53,591	51,603
Derivatives	—	4,456
Stock-based compensation and other employee benefits	28,582	27,205
Accrued expenses and other	50,120	44,267
Total deferred tax assets	367,198	404,709
Valuation allowance	(22,414)	(22,542)
Deferred tax assets, net of valuation allowance	344,784	382,167
Deferred tax liabilities
Deferred income	$244,612	$203,658
Convertible note hedges	1,474	7,553
Depreciation	8,440	8,950
Intangible assets	147,366	172,065
Total deferred tax liabilities	401,892	392,226

Net deferred tax liability	$(57,108)	$(10,059)

Amounts recognized in the consolidated balance sheets:
Current assets	$216,195	$237,268
Non-current assets	2,454	30,027
Non-current liabilities	(275,757)	(277,354)
Total – Net deferred tax liability	$(57,108)	$(10,059)

At December 31, 2013, the Company has approximately $20.1 million of U.S. federal net operating loss carryovers (“NOLs”), approximately $4.6 million of capital losses, and approximately $27.4 million of foreign tax credits (“credits”), which expire at various times through the year 2023. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs is subject to an annual limitation. In addition, at December 31, 2013, the Company has state income tax NOLs of approximately $452.8 million, approximately $4.6 million of capital losses, and state credits of approximately $6.1 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2033. The Company believes it is more likely than not that the capital losses and a portion of the state credits and state NOLs will expire before being utilized. Therefore, in accordance with ASC 740-10, “Income Taxes—Overall—Initial Measurement,” the Company has established a valuation allowance on the portion of state credits and state NOLs that the Company expects to expire prior to utilization.

Should certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital. The net tax impact resulting from the exercise of employee stock options and other employee stock programs that was recorded in additional paid-in capital was approximately $17.3 million, $21.4 million and $17.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In December 2009, the Ontario government enacted a law to reduce the corporate income tax rates for years beginning in 2010. As a result of these rate reductions, the Company was required to book additional expense to reduce the net deferred tax asset in Canada related to the future lower income tax rates. The Company recorded $7.2 million of income tax expense for the year ended December 31, 2011 related to these rate reductions. In June 2012, the Ontario government enacted a law that froze the corporate income tax rate at the current rate, essentially repealing the rate reductions scheduled for future years. As a result of the rate freeze, the Company was required to record a $7.1 million tax benefit to increase its deferred tax asset in Canada related to future years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2010	$54,200
Increases related to prior years’ tax positions	14,509
Decreases related to prior years’ tax positions	(5,497)
Increases related to current year tax positions	9,581
Settlements during the period	(2,569)
Lapses of applicable statutes of limitation	(680)
Balance at December 31, 2011	$69,544
Increases related to prior years’ tax positions	4,188
Decreases related to prior years’ tax positions	(7,424)
Increases related to current year tax positions	11,703
Settlements during the period	(1,253)
Lapses of applicable statutes of limitation	(604)
Balance at December 31, 2012	$76,154
Increases related to prior years’ tax positions	4,328
Decreases related to prior years’ tax positions	(1,580)
Increases related to current year tax positions	23,567
Settlements during the period	(197)
Lapses of applicable statutes of limitation	(918)
Balance at December 31, 2013	$101,354

Included in the balance at December 31, 2013 are tax positions reclassified from deferred tax liabilities. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $18.5 million, $15.5 million and $15.1 million at December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013 and 2012, the Company recorded approximately $2.1 million and $0.3 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits. For the year ended December 31, 2011, the Company released approximately $0.3 million in potential interest and penalties with respect to unrecognized tax benefits.

At December 31, 2013, 2012 and 2011, the Company had unrecognized tax benefits of approximately $56.0 million, $37.5 million and $37.1 million, respectively that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company are no longer subject to state and local or foreign income tax examinations for years before 2009 and are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

16. FINANCIAL INSTRUMENTS

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$969,822	$969,822	$893,352	$893,352
Trade receivables, net	394,822	394,822	370,110	370,110
Credit card and loan receivables, net	8,131,795	8,131,795	6,967,674	6,967,674
Redemption settlement assets, restricted	510,349	510,349	492,690	492,690
Cash collateral, restricted	34,124	34,124	65,160	65,160
Other investments	99,221	99,221	91,972	91,972
Derivative instruments	—	—	4	4
Financial liabilities
Accounts payable	210,019	210,019	215,470	215,470
Deposits	2,816,361	2,836,352	2,228,411	2,255,089
Non-recourse borrowings of consolidated securitization entities	4,591,916	4,618,205	4,130,970	4,225,745
Long-term and other debt	2,800,281	4,404,500	2,854,839	4,358,379
Derivative instruments	—	—	8,515	8,515

Fair Value of Assets and Liabilities Held at December 31, 2013 and 2012

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity and the relatively liquid nature of these assets and liabilities.

Credit card and loan receivables, net — Credit card and loan receivables, net includes both receivables issued or purchased by the Company in the normal course of business and loan receivables held for sale as described in Note 4, “Credit Card and Loan Receivables.” The carrying amount of credit card and loan receivables, net approximates fair value due to the short maturity and average interest rates that approximate current market origination rates. Loan receivables held for sale, which were $62.1 million at December 31, 2013, are carried at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration between origination and sale.

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

Other investments — Other investments consist of restricted cash and marketable securities. The fair value is based on quoted market prices for the same or similar securities.

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

Derivative instruments —The valuation of these instruments was determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and option volatility.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Other Investments

Other investments consist of restricted cash and marketable securities. As of December 31, 2013 and 2012, other investments are comprised as follows:

	December 31, 2013				December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$25,988	$—	$—	$25,988	$47,120	$—	$—	$47,120
Marketable securities	77,351	62	(4,180)	73,233	45,119	202	(469)	44,852
Total	$103,339	$62	$(4,180)	$99,221	$92,239	$202	$(469)	$91,972

The following tables show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2013 and 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$39,954	$(2,206)	$25,785	$(1,974)	$65,739	$(4,180)

	December 31, 2012
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$28,886	$(292)	$4,913	$(177)	$33,799	$(469)

The amortized cost and estimated fair value of the marketable securities at December 31, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$6,571	$6,503
Due after five years through ten years	4,580	4,611
Due after ten years	66,200	62,119
Total	$77,351	$73,233

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

As of December 31, 2013, the Company does not consider the investments to be other-than-temporarily impaired.

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

The following table provides information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 Using
	Balance at December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$436,365	$—	$436,365	$—
Cash collateral, restricted	34,124	—	—	34,124
Other investments (2)	99,221	30,888	68,333	—
Total assets measured at fair value	$569,710	$30,888	$504,698	$34,124

		Fair Value Measurements at December 31, 2012 Using
	Balance at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$5,117	$—	$5,117	$—
Corporate bonds (1)	447,307	6,165	441,142	—
Cash collateral, restricted	65,160	2,500	—	62,660
Other investments (2)	91,972	51,951	40,021	—
Derivative instruments (3)	4	—	4	—
Total assets measured at fair value	$609,560	$60,616	$486,284	$62,660

Derivative instruments (4)	$8,515	$—	$8,515	$—
Total liabilities measured at fair value	$8,515	$—	$8,515	$—

(1)	Amounts are included in redemption settlement assets in the consolidated balance sheets.

(2)	Amounts are included in other current assets and other assets in the consolidated balance sheets.

(3)	Amount is included in other assets in the consolidated balance sheets.

(4)	Amount is included in other current liabilities in the consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the changes in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of December 31, 2013 and 2012:

	Cash Collateral, Restricted
	Years Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$62,660	$158,727
Total gains (realized or unrealized):
Included in earnings	1,369	5,469
Purchases	—	1,287
Sales	—	—
Issuances	—	—
Settlements	(29,905)	(102,823)
Transfers in or out of Level 3	—	—
Balance at end of period	$34,124	$62,660

Gains for the period included in earnings related to assets still held at end of period	$971	$5,469

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2013 and 2012.

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 10 to 34 months, with a weighted average term of 17 months. The unobservable input used to calculate the fair value was the discount rate of 3.2%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases (decreases) in the term or the discount rate would result in a lower (higher) fair value.

For the years ended December 31, 2013 and 2012, gains and losses included in earnings attributable to cash collateral, restricted are included in interest in the consolidated statements of income.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$969,822	$969,822	$—	$—
Credit card and loan receivables, net	8,131,795	—	—	8,131,795
Total assets	$9,101,617	$969,822	$—	$8,131,795

Deposits	$2,836,352	$—	$2,836,352	$—
Non-recourse borrowings of consolidated securitization entities	4,618,205	—	4,618,205	—
Long-term and other debt	4,404,500	—	4,404,500	—
Total liabilities	$11,859,057	$—	$11,859,057	$—

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

17. PARENT-ONLY FINANCIAL STATEMENTS

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

Balance Sheets

	December 31,
	2013	2012
	(In thousands)
Assets:
Cash and cash equivalents	$15,216	$247,478
Investment in subsidiaries	3,819,760	2,813,219
Intercompany receivables	399,305	887,518
Other assets	96,039	61,222
Total assets	$4,330,320	$4,009,437
Liabilities:
Current debt	$364,489	$803,256
Long-term debt	2,435,792	2,051,570
Intercompany payables	—	8,519
Other liabilities	674,278	617,605
Total liabilities	3,474,559	3,480,950
Stockholders’ equity	855,761	528,487
Total liabilities and stockholders’ equity	$4,330,320	$4,009,437

Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest from loans to subsidiaries	$10,065	$10,248	$10,197
Dividends from subsidiaries	68,544	464,971	343,676
Total revenue	78,609	475,219	353,873
Interest expense, net	184,727	179,527	159,088
Other expenses, net	1,240	533	646
Total expenses	185,967	180,060	159,734
(Loss) income before income taxes and equity in undistributed net income of subsidiaries	(107,358)	295,159	194,139
Benefit for income taxes	32,909	73,106	34,127
(Loss) income before equity in undistributed net income of subsidiaries	(74,449)	368,265	228,266
Equity in undistributed net income of subsidiaries	570,619	53,991	87,020
Net income	$496,170	$422,256	$315,286

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$144,841	$(224,835)	$(10,011)
Investing activities:
Payments for acquired businesses, net of cash acquired	—	—	(359,076)
Loans to subsidiaries	(112,903)	—	—
Investment in subsidiaries	—	(475,000)	—
Dividends received	68,544	464,971	343,676
Net cash used in investing activities	(44,359)	(10,029)	(15,400)
Financing activities:
Borrowings under debt agreements	1,985,000	1,095,148	3,256,500
Repayments of borrowings	(1,300,241)	(506,214)	(3,010,906)
Proceeds from convertible note hedge counterparties	1,056,307	—	—
Settlement of convertible note borrowings	(1,861,289)	—	—
Excess tax benefits from stock-based compensation	17,267	20,199	15,028
Payment of deferred financing costs	(12,784)	(21,672)	(23,861)
Purchase of treasury shares	(231,085)	(125,840)	(240,877)
Proceeds from issuance of common stock	14,090	20,696	29,412
Other	(9)	—	—
Net cash (used in) provided by financing activities	(332,744)	482,317	25,296
(Decrease) increase in cash and cash equivalents	(232,262)	247,453	(115)
Cash and cash equivalents at beginning of year	247,478	25	140
Cash and cash equivalents at end of year	$15,216	$247,478	$25

18. SEGMENT INFORMATION

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

The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit. Segment operations consist of the following:

•	LoyaltyOne includes the Company’s Canadian AIR MILES Reward Program;

•	Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers; and

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

Year Ended December 31, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$919,480	$1,380,344	$2,034,724	$82	$(15,567)	$4,319,063
Adjusted EBITDA (1)	258,541	289,699	916,099	(90,125)	—	1,374,214
Stock compensation expense	10,804	18,365	11,095	18,919	—	59,183
Depreciation and amortization	18,057	139,984	52,277	5,801	—	216,119
Operating income (loss)	229,680	131,350	852,727	(114,845)	—	1,098,912
Interest expense, net	(1,312)	(56)	122,159	184,709	—	305,500
Income before income tax	230,992	131,406	730,568	(299,554)	—	793,412
Capital expenditures	$28,713	$67,024	$27,909	$11,730	$—	$135,376

Year Ended December 31, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$919,041	$996,210	$1,732,160	$372	$(6,393)	$3,641,390
Adjusted EBITDA (1)	236,094	222,253	823,241	(89,851)	—	1,191,737
Stock compensation expense	9,311	14,414	8,930	17,842	—	50,497
Depreciation and amortization	19,614	101,684	42,464	3,114	—	166,876
Operating income (loss)	207,169	106,155	771,847	(110,807)	—	974,364
Interest expense, net	(1,560)	(67)	114,193	178,894	—	291,460
Income before income tax	208,729	106,222	657,654	(289,701)	—	682,904
Capital expenditures	$19,424	$60,065	$28,295	$8,671	$—	$116,455

Year Ended December 31, 2011	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$844,774	$847,136	$1,488,998	$1,136	$(8,757)	$3,173,287
Adjusted EBITDA (1)	217,083	195,397	678,334	(76,407)	(5,088)	1,009,319
Stock compensation expense	7,202	11,816	6,748	17,720	—	43,486
Depreciation and amortization	20,253	90,111	35,480	7,309	—	153,153
Operating income (loss)	189,628	93,470	636,106	(101,436)	(5,088)	812,680
Interest expense, net	(383)	(68)	145,580	158,544	(5,088)	298,585
Income before income tax	190,011	93,538	490,526	(259,980)	—	514,095
Capital expenditures	$18,331	$35,600	$13,485	$6,086	$—	$73,502

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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:

	United States	Canada	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2013	$3,327,688	$906,459	$84,916	$4,319,063
Year Ended December 31, 2012	$2,655,506	$913,188	$72,696	$3,641,390
Year Ended December 31, 2011	$2,264,336	$833,427	$75,524	$3,173,287
Long-lived assets
December 31, 2013	$2,371,054	$313,891	$158,470	$2,843,415
December 31, 2012	$2,379,536	$350,122	$138,338	$2,867,996

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are presented below.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share amounts)
Revenues	$1,053,437	$1,028,092	$1,096,447	$1,141,087
Operating expenses	762,212	758,912	807,679	891,348
Operating income	291,225	269,180	288,768	249,739
Interest expense, net	82,544	83,466	74,015	65,475
Income before income taxes	208,681	185,714	214,753	184,264
Provision for income taxes	79,702	69,274	81,875	66,391
Net income	$128,979	$116,440	$132,878	$117,873
Net income per share—basic	$2.59	$2.37	$2.73	$2.40
Net income per share—diluted	$1.92	$1.71	$2.01	$1.79

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share amounts)
Revenues	$891,569	$866,485	$911,492	$971,844
Operating expenses	638,950	625,942	647,021	755,113
Operating income	252,619	240,543	264,471	216,731
Interest expense, net	65,652	73,067	74,365	78,376
Income before income taxes	186,967	167,476	190,106	138,355
Provision for income taxes	71,738	63,655	70,561	54,694
Net income	$115,229	$103,821	$119,545	$83,661
Net income per share—basic	$2.30	$2.07	$2.39	$1.68
Net income per share—diluted	$1.86	$1.63	$1.84	$1.27

20. NON-CASH FINANCING AND INVESTING ACTIVITIES

In December 2012, the Company purchased 0.1 million of treasury shares for an aggregate amount of $11.6 million that had not settled on December 31, 2012 and was included in accounts payable.

21. SUBSEQUENT EVENT

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty Group B.V., a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expands the Company’s presence across Europe and Asia. The initial cash consideration was approximately €172.4 million ($235.6 million at January 2, 2014) in addition to the assumption of debt and is subject to certain customary purchase price adjustments. The consideration amount may also be increased through an earn-out provision as defined in the purchase and sale agreement based upon 2014 results. The Company also has the ability to acquire the remaining 40% interest over a four-year period, 10% per year, based upon predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% interest for the year achieved; otherwise the seller has a put option to sell the Company its 10% interest for the respective year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 28, 2014
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 28, 2014
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 28, 2014
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 28, 2014
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 28, 2014
Roger H. Ballou

/S/ LAWRENCE M. BENVENISTE, PH.D.	Director	February 28, 2014
Lawrence M. Benveniste, Ph.D.

/S/ D. KEITH COBB	Director	February 28, 2014
D. Keith Cobb

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 28, 2014
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 28, 2014
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 28, 2014
Robert A. Minicucci

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts —Trade receivables:
Year Ended December 31, 2013	$3,919	$386	$1,273	$(3,316)	$2,262
Year Ended December 31, 2012	$2,406	$2,270	$384	$(1,141)	$3,919
Year Ended December 31, 2011	$4,350	$2,141	$547	$(4,632)	$2,406

S-II