Form 10-Q
period 2014-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2014-05-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 54,207,979 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$706,642	$969,822
Trade receivables, less allowance for doubtful accounts ($3,290 and $2,262 at March 31, 2014 and December 31, 2013, respectively)	374,483	394,822
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	6,486,702	7,080,014
Other credit card and loan receivables	1,602,096	1,492,868
Total credit card and loan receivables	8,088,798	8,572,882
Allowance for loan loss	(482,658)	(503,169)
Credit card and loan receivables, net	7,606,140	8,069,713
Loan receivables held for sale	62,472	62,082
Deferred tax asset, net	201,237	216,195
Other current assets	418,487	177,859
Redemption settlement assets, restricted	568,564	510,349
Total current assets	9,938,025	10,400,842
Property and equipment, net	326,421	299,188
Deferred tax asset, net	2,355	2,454
Cash collateral, restricted	34,425	34,124
Intangible assets, net	840,059	460,404
Goodwill	2,296,349	1,735,703
Other non-current assets	319,636	311,542
Total assets	$13,757,270	$13,244,257
LIABILITIES AND EQUITY
Accounts payable	$362,901	$210,019
Accrued expenses	492,426	262,307
Deposits	1,381,079	1,544,059
Non-recourse borrowings of consolidated securitization entities	250,000	1,025,000
Current debt	384,940	364,489
Other current liabilities	186,128	140,186
Deferred revenue	907,716	966,438
Deferred tax liability, net	62	—
Total current liabilities	3,965,252	4,512,498
Deferred revenue	158,515	170,748
Deferred tax liability, net	390,530	275,757
Deposits	1,292,792	1,272,302
Non-recourse borrowings of consolidated securitization entities	3,921,916	3,566,916
Long-term and other debt	2,575,270	2,435,792
Other liabilities	160,289	154,483
Total liabilities	12,464,564	12,388,496
Commitments and contingencies
Redeemable non-controlling interest	342,797	—
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 101,573 shares and 98,302 shares at March 31, 2014 and December 31, 2013, respectively	1,016	983
Additional paid-in capital	1,508,456	1,512,752
Treasury stock, at cost, 46,954 shares and 46,752 shares at March 31, 2014 and December 31, 2013, respectively	(2,737,979)	(2,689,177)
Retained earnings	2,186,825	2,049,430
Accumulated other comprehensive loss	(8,409)	(18,227)
Total stockholders’ equity	949,909	855,761
Total liabilities and equity	$13,757,270	$13,244,257

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues
Transaction	$83,980	$82,348
Redemption	243,690	160,012
Finance charges, net	536,261	477,404
Database marketing fees and direct marketing services	328,469	295,606
Other revenue	40,500	38,067
Total revenue	1,232,900	1,053,437
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	772,426	620,422
Provision for loan loss	70,582	66,648
General and administrative	34,027	22,292
Depreciation and other amortization	25,512	19,560
Amortization of purchased intangibles	48,561	33,290
Total operating expenses	951,108	762,212
Operating income	281,792	291,225
Interest expense
Securitization funding costs	22,911	24,485
Interest expense on deposits	8,234	7,007
Interest expense on long-term and other debt, net	36,602	51,052
Total interest expense, net	67,747	82,544
Income before income tax	$214,045	$208,681
Provision for income taxes	78,298	79,702
Net income	$135,747	$128,979
Less: Net loss attributable to non-controlling interest	(1,648)	—
Net income attributable to Alliance Data Systems Corporation stockholders	$137,395	$128,979

Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$2.59	$2.59
Diluted	$2.08	$1.92

Weighted average shares:
Basic	53,033	49,762
Diluted	66,065	67,328

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Net income	$135,747	$128,979
Other comprehensive income, net of tax:
Net unrealized gain on securities available-for-sale, net of tax expense (benefit) of $402 and $(152) for the three months ended March 31, 2014 and 2013, respectively	485	1,096
Foreign currency translation adjustments	9,333	3,327
Other comprehensive income	9,818	4,423
Total comprehensive income, net of tax	$145,565	$133,402
Less: Comprehensive loss attributable to non-controlling interest	(1,583)	—
Comprehensive income attributable to Alliance Data Systems Corporation stockholders	$147,148	$133,402

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,747	$128,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	74,073	52,850
Deferred income taxes	25,324	14,597
Provision for loan loss	70,582	66,648
Non-cash stock compensation	15,624	13,024
Fair value gain on interest-rate derivatives	(75)	(6,311)
Amortization of discount on debt	8,053	22,241
Amortization of deferred financing costs	5,828	6,764
Change in deferred revenue	(27,131)	(34,918)
Change in other operating assets and liabilities, net of acquisitions	37,702	17,249
Originations of loan receivables held for sale	(1,114,635)	—
Sales of loan receivables held for sale	1,114,245	—
Excess tax benefits from stock-based compensation	(24,805)	(9,596)
Other	12,579	7,475
Net cash provided by operating activities	333,111	279,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(77,765)	(52,863)
Change in cash collateral, restricted	—	(1,551)
Change in restricted cash	346	(463,058)
Change in credit card and loan receivables	384,037	371,421
Purchase of credit card portfolios	—	(37,061)
Payment for acquired business, net of cash	(259,514)	—
Capital expenditures	(43,488)	(28,282)
Purchases of marketable securities	(1,657)	(45,720)
Maturities/sales of marketable securities	1,691	476
Other	(4,000)	(1,250)
Net cash used in investing activities	(350)	(257,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	496,822	—
Repayments of borrowings	(484,874)	(6,088)
Proceeds from convertible note hedge counterparties	93,380	—
Settlement of convertible note borrowings	(115,053)	—
Issuances of deposits	341,308	326,881
Repayments of deposits	(483,797)	(378,215)
Non-recourse borrowings of consolidated securitization entities	530,000	500,004
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(950,000)	(547,339)
Payment of deferred financing costs	(4,958)	(2,506)
Excess tax benefits from stock-based compensation	24,805	9,596
Proceeds from issuance of common stock	4,603	2,093
Purchase of treasury shares	(44,605)	(51,710)
Other	(10)	(6)
Net cash used in financing activities	(592,379)	(147,290)

Effect of exchange rate changes on cash and cash equivalents	(3,562)	(3,027)
Change in cash and cash equivalents	(263,180)	(129,203)
Cash and cash equivalents at beginning of period	969,822	893,352
Cash and cash equivalents at end of period	$706,642	$764,149

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40,104	$47,951
Income taxes paid, net	$17,459	$37,724

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the governing tax law. ASU 2013-11 was effective for interim and annual periods beginning after December 15, 2013 and required prospective application. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income attributable to Alliance Data Systems Corporation stockholders	$137,395	$128,979
Denominator:
Weighted average shares, basic	53,033	49,762
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	5,734	10,133
Shares from assumed conversion of convertible note warrants	6,771	6,854
Net effect of dilutive stock options and unvested restricted stock	527	579
Denominator for diluted calculations	66,065	67,328

Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$2.59	$2.59
Diluted	$2.08	$1.92

The Company calculates the effect of its convertible senior notes, which can be settled in cash or shares of common stock, on diluted net income per share as if they will be settled in cash as the Company had the intent and has elected to settle the convertible senior notes for cash.

Concurrently with the issuance of its convertible senior notes, the Company entered into hedge transactions that are generally expected to offset the potential dilution of the shares from assumed conversion of convertible senior notes.

The Company is also party to prepaid forward contracts to purchase 1,857,400 shares of its common stock that are to be delivered over a settlement period in 2014. The number of shares to be delivered under the prepaid forward contracts has reduced weighted-average basic and diluted shares outstanding.

3. ACQUISITION

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty Group B.V. (“Brand Loyalty”), a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expands the Company’s presence across Europe, Asia and Latin America. The results of BrandLoyalty have been included since the date of acquisition and are reflected in the Company’s LoyaltyOne segment. The initial cash consideration was approximately $259.5 million in addition to the assumption of debt. The goodwill resulting from the acquisition is not deductible for tax purposes.

The Company also recorded a contingent liability for the earn-out provisions included in the share purchase agreement of approximately $248.7 million, which is included in accrued expenses in the Company’s unaudited condensed consolidated balance sheet. The contingent liability was measured at fair value on the date of purchase and any subsequent changes in the fair value of the liability are recorded through earnings.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the allocation of consideration and the respective fair values of the assets acquired and liabilities assumed in the BrandLoyalty acquisition as of the date of purchase:

As of January 2, 2014
(In thousands)
Current assets, net of cash acquired	$246,769
Deferred tax asset	3,509
Property and equipment	19,719
Other non-current assets	3,994
Intangible assets	423,832
Goodwill	565,015
Total assets acquired	1,262,838

Current liabilities	146,559
Current portion of long-term debt	34,180
Deferred tax liability	105,512
Long-term debt (net of current portion)	126,323
Other liabilities	142
Total liabilities assumed	412,716

Redeemable non-controlling interest	341,907

Net assets acquired	$508,215

The Company also has the right to acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period, 10% per year at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% interest for the year achieved; otherwise, the sellers have a put option to sell the Company its 10% interest for the respective year. See Note 11, “Redeemable Non-Controlling Interest,” for more information.

4. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card and loan receivables is presented in the table below:

	March 31, 2014	December 31, 2013
	(In thousands)
Principal receivables	$7,674,407	$8,166,961
Billed and accrued finance charges	317,857	343,521
Other credit card and loan receivables	96,534	62,400
Total credit card and loan receivables	8,088,798	8,572,882
Less credit card receivables – restricted for securitization investors	6,486,702	7,080,014
Other credit card and loan receivables	$1,602,096	$1,492,868

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $75.6 million and $58.7 million for the three months ended March 31, 2014 and 2013, respectively.

In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$503,169	$481,958
Provision for loan loss	70,582	66,648
Change in estimate for uncollectible unpaid interest and fees	5,500	—
Recoveries	38,408	30,785
Principal charge-offs	(135,001)	(108,375)
Balance at end of period	$482,658	$471,016

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	March 31, 2014	% of Total	December 31, 2013	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$7,674,407	100.0%	$8,166,961	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	95,018	1.2%	114,430	1.4%
61 to 90 days	68,136	0.9	74,700	0.9
91 or more days	134,175	1.8	150,425	1.9
Total	$297,329	3.9%	$339,555	4.2%

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

Credit card and loan receivables for which temporary hardship and permanent concessions were granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card and loan receivables are evaluated at their present value with impairment measured as the difference between the credit card and loan receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified credit card and loan receivables on a pooled basis, the discount rate used for credit card and loan receivables is the average current annual percentage rate the Company applies to non-impaired credit card and loan receivables, which approximates what would have been applied to the pool of modified credit card and loan receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card and loan receivables are included in the general pool of credit card and loan receivables with the allowance determined under the contingent loss model of Accounting Standards Codification (“ASC”) 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to the modified credit card and loan receivables in these programs, there would not be a material difference in the allowance for loan loss.

The Company had $114.7 million and $118.1 million, respectively, as a recorded investment in impaired credit card and loan receivables with an associated allowance for loan loss of $32.1 million and $33.9 million, respectively, as of March 31, 2014 and December 31, 2013. These modified credit card and loan receivables represented less than 3% of the Company’s total credit card and loan receivables as of March 31, 2014 and December 31, 2013, respectively.

The average recorded investment in the impaired credit card receivables was $116.3 million and $117.6 million for the three months ended March 31, 2014 and 2013, respectively.

Interest income on these modified credit card and loan receivables is accounted for in the same manner as other accruing credit card and loan receivables. Cash collections on these modified credit card and loan receivables are allocated according to the same payment hierarchy methodology applied to credit card and loan receivables that are not in such programs. The Company recognized $3.2 million for each of the three months ended March 31, 2014 and 2013, respectively, in interest income associated with modified credit card and loan receivables during the period that such credit card and loan receivables were impaired.

The following tables provide information on credit card and loan receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended March 31, 2014
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card and loan receivables	36,552	$35,786	$35,755

	Three Months Ended March 31, 2013
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card and loan receivables	37,795	$33,966	$33,942

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended March 31, 2014
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card and loan receivables	16,728	$16,141

	Three Months Ended March 31, 2013
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card and loan receivables	15,495	$14,483

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of March 31, 2014 and 2013, the number of active credit card and loan accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan accounts from origination:

	March 31, 2014
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,467	27.6%	$1,895,642	24.7%
13-24 Months	2,325	14.4	1,049,930	13.7
25-36 Months	1,604	9.9	781,339	10.2
37-48 Months	1,163	7.2	588,152	7.6
49-60 Months	962	5.9	514,670	6.7
Over 60 Months	5,656	35.0	2,844,674	37.1
Total	16,177	100.0%	$7,674,407	100.0%

	March 31, 2013
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	3,919	25.8%	$1,489,425	22.3%
13-24 Months	2,013	13.3	823,748	12.3
25-36 Months	1,415	9.3	634,826	9.5
37-48 Months	1,161	7.7	576,524	8.6
49-60 Months	920	6.1	467,542	7.0
Over 60 Months	5,726	37.8	2,688,747	40.3
Total	15,154	100.0%	$6,680,812	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card and loan receivables by obligor credit quality as of March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$151,316	2.0%	$182,777	2.7%
27.1% and higher	375,904	4.9	302,099	4.5
17.1% - 27.0%	714,925	9.3	615,789	9.2
12.6% - 17.0%	843,358	11.0	725,147	10.9
3.7% - 12.5%	3,117,732	40.6	2,662,963	39.9
1.9% - 3.6%	1,584,841	20.7	1,414,222	21.2
Lower than 1.9%	886,331	11.5	777,815	11.6
Total	$7,674,407	100.0%	$6,680,812	100.0%

Transfer of Financial Assets

We originate loans under an agreement with one of our clients and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the receivables. The loan receivables originated by the Company that have not yet been sold to the client were $62.5 million and $62.1 million at March 31, 2014 and December 31, 2013, respectively, and are included in loan receivables held for sale in the Company’s unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between origination and sale. Purchases and sales of these loan receivables held for sale are reflected as operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

Upon the client’s purchase of the originated loan receivables, the Company is obligated to purchase a participating interest in a pool of loan receivables that includes the loan receivables originated by the Company. Such interest participates on a pro rata basis in the cash flows of the underlying pool of loan receivables, including principal repayments, finance charges, losses, recoveries, and servicing costs. The Company bears the risk of loss related to its participation interest in this pool.

During the three months ended March 31, 2014, the Company purchased $54.6 million of loan receivables under these agreements. The outstanding balance of these loan receivables was $85.5 million and $61.6 million as of March 31, 2014 and December 31, 2013, respectively, and was included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheets.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three months ended March 31, 2014 and 2013.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31, 2014	December 31, 2013
	(In thousands)
Total credit card receivables – restricted for securitization investors	$6,486,702	$7,080,014
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$115,096	$131,659

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net charge-offs of securitized principal	$85,714	$74,094

5. INVENTORIES

Inventories of $226.1 million and $14.6 million at March 31, 2014 and December 31, 2013, respectively, consist of finished goods primarily to be utilized as rewards in the Company’s loyalty programs and are included in other current assets in the Company’s unaudited condensed consolidated balance sheets. The increase in inventories from December 31, 2013 to March 31, 2014 is attributable to the BrandLoyalty acquisition.

Inventories are stated at lower of cost or market and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and analysis of historical experience.

6. OTHER INVESTMENTS

Other investments consist of restricted cash and marketable securities and are included in other current assets and other assets in the unaudited condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, other investments are comprised as follows:

	March 31, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$27,770	$—	$—	$27,770	$25,988	$—	$—	$25,988
Marketable securities	77,317	191	(3,255)	74,253	77,351	62	(4,180)	73,233
Total	$105,087	$191	$(3,255)	$102,023	$103,339	$62	$(4,180)	$99,221

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$27,607	$(1,239)	$34,176	$(2,016)	$61,783	$(3,255)

	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$39,954	$(2,206)	$25,785	$(1,974)	$65,739	$(4,180)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the marketable securities at March 31, 2014 by contractual maturity are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$6,645	$6,539
Due after five years through ten years	4,455	4,569
Due after ten years	66,217	63,145
Total	$77,317	$74,253

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

As of March 31, 2014, the Company does not consider the investments to be other-than-temporarily impaired.

7. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. These assets are primarily denominated in Canadian dollars. There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2014 and 2013, respectively. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	March 31, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$157,610	$—	$—	$157,610	$73,984	$—	$—	$73,984
Government bonds	4,724	—	(85)	4,639	—	—	—	—
Corporate bonds	399,624	6,806	(115)	406,315	429,592	7,083	(310)	436,365
Total	$561,958	$6,806	$(200)	$568,564	$503,576	$7,083	$(310)	$510,349

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$4,639	$(85)	$—	$—	$4,639	$(85)
Corporate bonds	9,198	(113)	5,031	(2)	14,229	(115)
Total	$13,837	$(198)	$5,031	$(2)	$18,868	$(200)

	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$80,493	$(310)	$—	$—	$80,493	$(310)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of March 31, 2014, the Company does not consider the investments to be other-than-temporarily impaired.

The amortized cost and estimated fair value of the securities at March 31, 2014 by contractual maturity are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$126,542	$127,624
Due after one year through five years	277,806	283,330
Total	$404,348	$410,954

8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2014
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$839,567	$(217,363)	$622,204	3-12 years—straight line
Premium on purchased credit card portfolios	176,088	(85,984)	90,104	5-10 years—straight line, accelerated
Customer database	161,700	(127,111)	34,589	4-10 years—straight line
Collector database	63,351	(58,575)	4,776	30 years—15% declining balance
Tradenames	86,113	(19,183)	66,930	3-15 years—straight line
Purchased data lists	13,784	(8,265)	5,519	1-5 years—straight line, accelerated
Favorable lease	3,291	(462)	2,829	10 years—straight line
Noncompete agreements	1,300	(542)	758	3 years—straight line
	$1,345,194	$(517,485)	$827,709
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,357,544	$(517,485)	$840,059

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(187,350)	$252,850	3-12 years—straight line
Premium on purchased credit card portfolios	216,041	(118,006)	98,035	5-10 years—straight line, accelerated
Customer database	161,700	(122,230)	39,470	4-10 years—straight line
Collector database	65,895	(60,711)	5,184	30 years—15% declining balance
Tradenames	58,567	(15,443)	43,124	4-15 years—straight line
Purchased data lists	17,567	(11,959)	5,608	1-5 years—straight line, accelerated
Favorable lease	3,291	(375)	2,916	10 years—straight line
Noncompete agreements	1,300	(433)	867	3 years—straight line
	$964,561	$(516,507)	$448,054
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$976,911	$(516,507)	$460,404

With the BrandLoyalty acquisition on January 2, 2014, the Company acquired $423.8 million of intangible assets, consisting of $396.5 million of customer contracts and a $27.3 million tradename, which are being amortized over a weighted average life of 7.0 years and 3.0 years, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2013	$232,449	$1,241,522	$261,732	$—	$1,735,703
Goodwill acquired during the year	565,015	—	—	—	565,015
Effects of foreign currency translation	(4,432)	63	—	—	(4,369)
March 31, 2014	$793,032	$1,241,585	$261,732	$—	$2,296,349

See Note 3, “Acquisition,” for more information regarding the BrandLoyalty acquisition.

9. DEBT

Debt consists of the following:

Description	March 31, 2014	December 31, 2013	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2013 credit facility	$370,000	$336,000	July 2018	(1)
2013 term loan	1,226,563	1,234,688	July 2018	(1)
BrandLoyalty credit facility	147,674	—	December 2015	(2)
Convertible senior notes due 2014	319,261	333,082	May 2014	4.75%
Senior notes due 2017	396,712	396,511	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Total long-term and other debt	2,960,210	2,800,281
Less: current portion	(384,940)	(364,489)
Long-term portion	$2,575,270	$2,435,792

Deposits:
Certificates of deposit	$2,267,906	$2,486,533	Various – April 2014 – January 2021	0.20% to 3.30%
Money market deposits	405,965	329,828	On demand	0.01% to 0.12%
Total deposits	2,673,871	2,816,361
Less: current portion	(1,381,079)	(1,544,059)
Long-term portion	$1,292,792	$1,272,302

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,001,916	$3,001,916	Various – October 2014 – June 2019	0.91% to 6.75%
Floating rate asset-backed term note securities	450,000	—	February 2016	(3)
Conduit asset-backed securities	720,000	1,590,000	Various – May 2015 – February 2016	(4)
Total non-recourse borrowings of consolidated securitization entities	4,171,916	4,591,916
Less: current portion	(250,000)	(1,025,000)
Long-term portion	$3,921,916	$3,566,916

(1)
The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At March 31, 2014, the weighted average interest rate was 1.91% for both the 2013 Credit Facility and 2013 Term Loan.

(2)	The interest rate is based upon the Euro Interbank Offered Rate (“EURIBOR”) plus an applicable margin. At March 31, 2014, the weighted average interest rate was 2.79%.

(3)	The interest rate is based upon LIBOR plus an applicable margin. At March 31, 2014, the interest rate was 0.57%.

(4)
The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin.  At March 31, 2014, the interest rates ranged from 1.00% to 1.69%.

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, are party to a credit agreement that provides for a $1.25 billion term loan (the “2013 Term Loan”) with certain principal repayments and a $1.25 billion revolving line of credit (the “2013 Credit Facility”).

Total availability under the 2013 Credit Facility at March 31, 2014 was $880.0 million.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

BrandLoyalty Credit Agreement

As part of the acquisition of BrandLoyalty, the Company assumed the debt outstanding under BrandLoyalty’s Amended and Restated Senior Facilities Agreement, as amended (the “BrandLoyalty Credit Agreement”). The BrandLoyalty Credit Agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty Group B.V. and certain of its subsidiaries. The BrandLoyalty Credit Agreement consists of term loans of €63.0 million and a revolving line of credit of €87.0 million, both of which are scheduled to mature on December 31, 2015. The term loans provide for quarterly principal payments of €6.25 million through September 2015, with the remaining amount payable upon maturity. As of March 31, 2014, amounts outstanding under the term loans and revolving line of credit were €50.5 million and €56.7 million ($69.6 million and $78.1 million), respectively.

All advances under the BrandLoyalty Credit Agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the BrandLoyalty Credit Agreement, plus an applicable margin based on BrandLoyalty’s senior net leverage ratio. The BrandLoyalty Credit Agreement contains financial covenants, including a senior net leverage ratio and a minimum annual EBITDA, as well as usual and customary negative covenants and customary events of default.

Convertible Senior Notes

In June 2009, the Company issued $345.0 million of convertible senior notes scheduled to mature on May 15, 2014 (the “Convertible Senior Notes due 2014”). Through March 31, 2014, $21.7 million of the Convertible Senior Notes due 2014 were surrendered for conversion and were settled in cash. The table below summarizes the carrying value of the components of the convertible senior notes:

	March 31, 2014	December 31, 2013
	(In millions)
Carrying amount of equity component	$115.9	$115.9

Principal amount of liability component	$323.3	$345.0
Unamortized discount	(4.0)	(11.9)
Net carrying value of liability component	$319.3	$333.1

If-converted value of common stock	$1,851.8	$1,906.9

The discount on the liability component will be amortized as interest expense over the remaining life of the convertible senior notes which, at March 31, 2014, is a period of 0.1 years.

Interest expense on the convertible senior notes recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Interest expense calculated on contractual interest rate	$3,710	$7,528
Amortization of discount on liability component	7,852	22,050
Total interest expense on convertible senior notes	$11,562	$29,578

Effective interest rate (annualized)	14.2%	11.0%

In the first quarter of 2014, the Company net settled the final 5.1 million of warrants associated with the convertible senior notes that matured on August 1, 2013 that were exercisable through February 25, 2014 by issuing 2.9 million shares of its common stock.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Senior Notes Due 2017

In November 2012, the Company issued and sold $400.0 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the “Senior Notes due 2017”) at an issue price of 98.912% of the aggregate principal amount. The unamortized discount was $3.3 million and $3.5 million at March 31, 2014 and December 31, 2013, respectively. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at March 31, 2014, is a period of 3.7 years at an effective annual interest rate of 5.5%.

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

In February 2014, Master Trust I issued $625.0 million of asset-backed term securities, $175.0 million of which was retained by the Company and eliminated from the unaudited condensed consolidated financial statements. These securities mature in February 2016 and have a variable interest rate equal to LIBOR plus a margin of 0.38%.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

In February 2014, Master Trust I reduced its capacity under its conduit facility from $1.2 billion to $800.0 million. In February 2014, Master Trust I subsequently renewed its 2009-VFN conduit facility, extending the maturity to February 29, 2016, with a total capacity of $700.0 million.

As of March 31, 2014, total capacity under the conduit facilities was $1.6 billion, of which $720.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

Derivative Instruments

As part of its interest rate risk management program, the Company may enter into derivative contracts with institutions that are established dealers to manage its exposure to changes in interest rates for certain obligations. The Company was not a party to any derivative instruments as of December 31, 2013.With the BrandLoyalty acquisition on January 2, 2014, the Company assumed certain derivative instruments.

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

At March 31, 2014 the notional amount of the Company’s outstanding interest rate derivatives was €63.4 million ($87.3 million), with a weighted average years to maturity of 1.2 years.

The fair value of the Company’s outstanding interest rate derivatives at March 31, 2014 was $0.5 million, of which $0.3 million was included in other current liabilities and $0.2 million was included in other liabilities in the unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2014, gains on derivative instruments of $0.1 million were recognized in interest expense on long-term and other debt, net within the unaudited condensed consolidated statements of income. During the three months ended March 31, 2013, gains on derivative instruments of $6.3 million were recognized in securitization funding costs within the unaudited condensed consolidated statements of income.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2014, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. DEFERRED REVENUE

The AIR MILES Reward Program collects fees from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred.

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2013	$346,631	$790,555	$1,137,186
Cash proceeds	42,175	104,764	146,939
Revenue recognized	(49,795)	(124,139)	(173,934)
Other	—	(149)	(149)
Effects of foreign currency translation	(13,360)	(30,451)	(43,811)
March 31, 2014	$325,651	$740,580	$1,066,231
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$167,136	$740,580	$907,716
Non-current liabilities	$158,515	$—	$158,515

11. REDEEMABLE NON-CONTROLLING INTEREST

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty. The remaining 40% interest held by minority interest shareholders is considered a redeemable non-controlling interest. The Company has the right to acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period, 10% per year at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% interest for the year achieved; otherwise, the sellers have a put option to sell the Company its 10% interest for the respective year. The Company recognized a redeemable non-controlling interest in the amount of $341.9 million, which was measured at fair value at the acquisition date. A reconciliation of the changes in the redeemable non-controlling interest is as follows:

Three Months Ended March 31, 2014
(In thousands)
Balance at January 2, 2014	$341,907
Net loss attributable to non-controlling interest	(1,648)
Other comprehensive income attributable to non-controlling interest	65
Foreign currency translation adjustments	2,473
Balance at March 31, 2014	$342,797

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 5, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2014 through December 31, 2014, subject to any restrictions pursuant to the terms of the Company’s credit agreements, indentures, applicable securities laws or otherwise.

For the three months ended March 31, 2014, the Company acquired a total of 201,445 shares of its common stock for $48.8 million, of which $4.2 million had not settled as of March 31, 2014. As of March 31, 2014, the Company had $351.2 million available under the stock repurchase program.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of operations	$10,982	$8,942
General and administrative	4,642	4,082
Total	$15,624	$13,024

During the three months ended March 31, 2014, the Company awarded 174,590 performance-based restricted stock units with a weighted average grant date fair value per share of $283.93 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2014 to December 31, 2014 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 18, 2015, an additional 33% of the award on February 18, 2016 and the final 34% of the award on February 21, 2017, provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2014, the Company awarded 48,634 service-based restricted stock units with a weighted average grant date fair value per share of $283.10 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2013	$4,189	$(22,416)	$(18,227)
Changes in other comprehensive income	485	9,333	9,818
Balance as of March 31, 2014	$4,674	$(13,083)	$(8,409)

There were no reclassifications out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2014.

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2012	$10,321	$(32,182)	$(21,861)
Changes in other comprehensive income (loss)	1,096	3,327	4,423
Balance as of March 31, 2013	$11,417	$(28,855)	$(17,438)

(1)
Primarily related to the impact of changes in the Canadian dollar and Euro exchange rates for the three months ended March 31, 2014 and to the impact of changes in the Canadian dollar exchange rate for the three months ended March 31, 2013.

A de minimis amount was reclassified out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$706,642	$706,642	$969,822	$969,822
Trade receivables, net	374,483	374,483	394,822	394,822
Credit card and loan receivables, net	7,606,140	7,606,140	8,069,713	8,069,713
Loan receivables held for sale	62,472	62,472	62,082	62,082
Redemption settlement assets, restricted	568,564	568,564	510,349	510,349
Cash collateral, restricted	34,425	34,425	34,124	34,124
Other investments	102,023	102,023	99,221	99,221
Financial liabilities
Accounts payable	362,901	362,901	210,019	210,019
Deposits	2,673,871	2,704,073	2,816,361	2,836,352
Non-recourse borrowings of consolidated securitization entities	4,171,916	4,207,288	4,591,916	4,618,205
Long-term and other debt	2,960,210	4,551,396	2,800,281	4,404,500
Derivative instruments	502	502	—	—
Contingent liability	250,508	250,508	—	—

Fair Value of Assets and Liabilities Held at March 31, 2014 and December 31, 2013

The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity and the relatively liquid nature of these assets and liabilities.

Credit card and loan receivables, net — Credit card and loan receivables, net includes both receivables issued or purchased by the Company in the normal course of business. The carrying amount of credit card and loan receivables, net approximates fair value due to the short maturity and average interest rates that approximate current market origination rates.

Loan receivables held for sale — Loan receivables held for sale are carried at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration between origination and sale.

Redemption settlement assets, restricted — Redemption settlement assets, restricted consists of cash and cash equivalents and government and corporate bonds. The fair value for securities is based on quoted market prices for the same or similar securities.

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

Contingent liability — The fair value is determined using a Monte Carlo simulation valuation technique, which is based on certain key assumptions, including the estimated 2014 earnings and net debt of BrandLoyalty, each as defined in the share purchase agreement, earnings volatility, and discount rate.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014 Using
	Balance at March 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$4,639	$—	$4,639	$—
Corporate bonds (1)	406,315	—	406,315	—
Cash collateral, restricted	34,425	—	—	34,425
Other investments (2)	102,023	32,705	69,318	—
Total assets measured at fair value	$547,402	$32,705	$480,272	$34,425

Derivative instruments (3)	$502	$—	$502	$—
Contingent liability (4)	250,508	—	—	250,508
Total liabilities measured at fair value	$251,010	$—	$502	$250,508

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

		Fair Value Measurements at December 31, 2013 Using
	Balance at December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$436,365	$—	$436,365	$—
Cash collateral, restricted	34,124	—	—	34,124
Other investments (2)	99,221	30,888	68,333	—
Total assets measured at fair value	$569,710	$30,888	$504,698	$34,124

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

(2)	Amounts are included in other current assets and other assets in the unaudited condensed consolidated balance sheets.

(3)	Amount is included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets.

(4)	Amount is included in accrued expenses in the unaudited condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company’s asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of March 31, 2014 and 2013:

	Cash Collateral, Restricted	Contingent Liability
	(In thousands)
December 31, 2013	$34,124	$—
Total gains (realized or unrealized):
Included in earnings	301	—
Purchases	—	248,702
Sales	—	—
Issuances	—	—
Settlements	—	—
Foreign currency transaction adjustments	—	1,806
Transfers in or out of Level 3	—	—
March 31, 2014	$34,425	$250,508

Gains (losses) for the period included in earnings related to asset and liability still held at March 31, 2014	$301	$(1,806)

Cash Collateral, Restricted
(In thousands)
December 31, 2012	$62,660
Total gains (realized or unrealized):
Included in earnings	480
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in or out of Level 3	—
March 31, 2013	$63,140

Gains for the period included in earnings related to asset still held at March 31, 2013	$480

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2014 and 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 7 to 31 months, with a weighted average term of 14 months. The unobservable input used to calculate the fair value was the discount rate of 3.1%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value.

For the three months ended March 31, 2014 and 2013, gains included in earnings attributable to cash collateral, restricted are included in interest in the Company’s unaudited condensed consolidated statements of income.

The contingent liability represents the additional consideration that the Company may be required to pay in the first quarter of 2015 as part of the earn-out provisions included in the share purchase agreement for the BrandLoyalty acquisition. The contingent liability is included in accrued expenses in the Company’s unaudited condensed consolidated balance sheets and is recorded at fair value. The fair value was determined using a Monte Carlo simulation valuation technique, which is based on certain key assumptions, including estimated 2014 earnings and net debt for BrandLoyalty, each as defined in the share purchase agreement, earnings volatility and a discount rate. Earnings volatility was determined based on observed market volatility for a guideline set of similar companies. The discount rate was based on observed borrowing rates on debt instruments with similar terms, adjusted for an unobservable risk premium. Significant increases in the estimated 2014 earnings for BrandLoyalty or significant decreases in the earnings volatility, discount rate or net debt for BrandLoyalty would result in an increase in the fair value of the contingent liability. Conversely, significant decreases in the estimated 2014 earnings for BrandLoyalty or significant increases in the earnings volatility, discount rate or net debt for BrandLoyalty would result in a decrease in the fair value of the contingent liability.

For the three months ended March 31, 2014, foreign currency transaction adjustments included in earnings attributable to the contingent liability are included in cost of operations in the Company’s unaudited condensed consolidated statements of income.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$706,642	$706,642	$—	$—
Credit card and loan receivables, net	7,606,140	—	—	7,606,140
Loan receivables held for sale	62,472	—	—	62,472
Total	$8,375,254	$706,642	$—	$7,668,612

Financial liabilities
Deposits	$2,704,073	$—	$2,704,073	$—
Non-recourse borrowings of consolidated securitization entities	4,207,288	—	4,207,288	—
Long-term and other debt	4,551,396	—	4,551,396	—
Total	$11,462,757	$—	$11,462,757	$—

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$969,822	$969,822	$—	$—
Credit card and loan receivables, net	8,069,713	—	—	8,069,713
Loan receivables held for sale	62,082	—	—	62,082
Total	$9,101,617	$969,822	$—	$8,131,795

Financial liabilities
Deposits	$2,836,352	$—	$2,836,352	$—
Non-recourse borrowings of consolidated securitization entities	4,618,205	—	4,618,205	—
Long-term and other debt	4,404,500	—	4,404,500	—
Total	$11,859,057	$—	$11,859,057	$—

15. INCOME TAXES

For the three months ended March 31, 2014 and 2013, the Company utilized an effective tax rate of 36.6% and 38.2%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income Taxes — Interim Reporting,” the Company’s expected annual effective tax rate for calendar year 2014 based on all known variables is 36.6%.

16. SEGMENT INFORMATION

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

The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit. Segment operations consist of the following:

•	LoyaltyOne includes the Company’s Canadian AIR MILES Reward Program and BrandLoyalty;

•	Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers; and

•
Private Label Services and Credit provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services for the Company’s private label and co-brand credit card programs.

Corporate and all other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.” Total assets are not allocated to the segments.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Three Months Ended March 31, 2014	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$328,970	$347,469	$561,796	$41	$(5,376)	$1,232,900

Income (loss) before income taxes	44,376	13,147	228,355	(71,833)	—	214,045
Interest expense, net	1,562	(13)	30,406	35,792	—	67,747
Operating income (loss)	45,938	13,134	258,761	(36,041)	—	281,792
Depreciation and amortization	22,249	37,077	12,693	2,054	—	74,073
Stock compensation expense	2,784	4,991	3,207	4,642	—	15,624
Adjusted EBITDA (1)	70,971	55,202	274,661	(29,345)	—	371,489
Less: Securitization funding costs	—	—	22,911	—	—	22,911
Less: Interest expense on deposits	—	—	8,234	—	—	8,234
Less: Adjusted EBITDA attributable to non-controlling interest	5,789	—	—	—	—	5,789
Adjusted EBITDA, net (1)	$65,182	$55,202	$243,516	$(29,345)	$—	$334,555

Three Months Ended March 31, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$240,907	$317,913	$497,348	$—	$(2,731)	$1,053,437

Income (loss) before income taxes	56,143	16,226	211,367	(75,055)	—	208,681
Interest expense, net	(281)	(16)	31,054	51,787	—	82,544
Operating income (loss)	55,862	16,210	242,421	(23,268)	—	291,225
Depreciation and amortization	4,322	34,220	13,334	974	—	52,850
Stock compensation expense	2,419	3,987	2,536	4,082	—	13,024
Adjusted EBITDA (1)	62,603	54,417	258,291	(18,212)	—	357,099
Less: Securitization funding costs	—	—	24,485	—	—	24,485
Less: Interest expense on deposits	—	—	7,007	—	—	7,007
Adjusted EBITDA, net (1)	$62,603	$54,417	$226,799	$(18,212)	$—	$325,607

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280, “Segment Reporting,” as they are the primary performance metrics utilized to assess performance of the segments.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, or SEC, on February 28, 2014.

Quarter in Review Highlights

For the three months ended March 31, 2014, revenue increased 17.0% to $1.2 billion and adjusted EBITDA, net increased 2.7% to $334.6 million as compared to the prior year period.

LoyaltyOne®

LoyaltyOne generates revenue primarily from our coalition loyalty program in Canada, the AIR MILES Reward Program, and our recent acquisition of a 60% ownership interest in BrandLoyalty Group B.V., or BrandLoyalty. Revenue increased 36.6% to $329.0 million and adjusted EBITDA, net increased 4.1% to $65.2 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to the BrandLoyalty acquisition, which added $111.9 million and $8.7 million to revenue and adjusted EBITDA, net, respectively. A weaker Canadian dollar negatively impacted results of operations for the three months ended March 31, 2014, as the average foreign currency exchange rate was $0.91 as compared to $0.99 in the prior year period, which lowered revenue and adjusted EBITDA, net by $18.9 million and $5.2 million, respectively.

On January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty Group B.V., a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expands our presence across Europe, Asia and Latin America. See Note 3, “Acquisition,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

AIR MILES reward miles issued and AIR MILES reward miles redeemed are two key drivers and indicators of success of the AIR MILES Reward Program. The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to remain unredeemed.

For those sponsor contracts not yet subject to Accounting Standards Update, or ASU, 2009-13, “Multiple-Deliverable Revenue Arrangements,” the allocation of the fees received from AIR MILES reward miles issued is allocated to the redemption element based on the fair value of the redemption element, and the service element is determined based on the residual method. For sponsor contracts subject to ASU 2009-13, we determine the selling price for all of the deliverables in the arrangement, and use the relative selling price method to allocate the arrangement consideration among the deliverables. Proceeds from the issuance of AIR MILES reward miles under these contracts are allocated to three elements: the redemption element, the service element and the brand element, based on the relative selling price method. Revenue for the redemption element is recognized at the time an AIR MILES reward mile is redeemed. For the service element, revenue is recognized over the estimated life of an AIR MILES reward mile. Revenue attributable to the brand element is recognized at the time an AIR MILES reward mile is issued.

AIR MILES reward miles issued during the three months ended March 31, 2014 decreased 3.7% compared to the same period in the prior year due to weak consumer credit card spending and limited sponsor promotional activity. AIR MILES reward miles redeemed during the three months ended March 31, 2014 decreased 4.4% compared to the same period in the prior year due in part to reduced demand for domestic travel as a result of inclement weather.

AIR MILES Cash, an instant reward option added to the AIR MILES Reward Program in March 2012, continues to expand with over 2.1 million collectors. We currently have 11 participating sponsors that can process instant redemptions of AIR MILES reward miles collected in the AIR MILES Cash program option. For the three months ended March 31, 2014, AIR MILES Cash represented approximately 13% of the AIR MILES reward miles issued, compared to 10% in the prior year period.

Index

CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil’s dotz coalition loyalty program, or dotz, in which we have an approximate 37% ownership, has approximately 11.9 million collectors enrolled at March 31, 2014, as compared to approximately 7.2 million collectors enrolled at March 31, 2013. In February 2014, CBSM-Companhia Brasileira De Servicos De Marketing signed a multi-year renewal agreement with Banco do Brasil as a sponsor for dotz. We expect dotz to enter into four additional markets in Brazil during 2014. Dotz did not have a significant impact to our results of operations for the three months ended March 31, 2014 and 2013, respectively, and is not expected to have an impact to our results of operations for the remainder of 2014.

Epsilon®

Revenue increased 9.3% to $347.5 million and adjusted EBITDA, net increased 1.4% to $55.2 million for the three months ended March 31, 2014 as compared to the same period in 2013. Revenue growth was strong in all major product offerings, with marketing technology increasing 11.2%, agency increasing 9.0% and our data products increasing 5.5% percent. This growth was dampened in part by an increase in operating costs with the onboarding of new clients, higher health care costs and severance associated with the integration of HMI.

During the three months ended March 31, 2014, Epsilon announced new multi-year agreements with Ebates Inc., operator of consumer shopping rewards programs, to provide email marketing services, and UncommonGoods, a privately-held online marketplace, to provide database marketing services.

Private Label Services and Credit

Revenue increased 13.0% to $561.8 million and adjusted EBITDA, net increased 7.4% to $243.5 million for the three months ended March 31, 2014 as compared to the same period in 2013.

For the three months ended March 31, 2014, average credit card and loan receivables increased 15.2% as compared to the same period in the prior year as a result of increased credit sales. Credit sales increased 16.8% for the three months ended March 31, 2014 due to cardholder growth and strong core cardholder spending.

Delinquency rates increased slightly to 3.9% of principal receivables at March 31, 2014, up from 3.8% at March 31, 2013. The principal net charge-off rate was 4.8% for the three months ended March 31, 2014 as compared to 4.5% in the prior year period.

During the three months ended March 31, 2014, we announced the signing of a new multi-year agreement with Venus, a multi-channel women’s retailer, to provide private label credit card services. We also announced the signing of a new multi-year agreement with airline Virgin America to provide co-brand credit card services. Additionally, we announced the renewal of a multi-year agreement to continue providing co-brand and private label credit card services to HSN, a lifestyle and entertainment retailer.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See “Recently Adopted Accounting Standards” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2014.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest.

Index

We use adjusted EBITDA and adjusted EBITDA, net as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA and adjusted EBITDA, net are each considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, as well as asset sales through other financial measures, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA, net provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. In addition to the above, Adjusted EBITDA, net also excludes the percentage of the adjusted EBITDA attributable to the non-controlling interest, and the interest associated with servicing on credit card and loan receivables, or  securitization funding costs and interest on deposits. We believe that adjusted EBITDA and adjusted EBITDA, net provide useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA, and adjusted EBITDA, net are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and adjusted EBITDA, net are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The adjusted EBITDA and adjusted EBITDA, net measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$135,747	$128,979
Stock compensation expense	15,624	13,024
Provision for income taxes	78,298	79,702
Interest expense, net	67,747	82,544
Depreciation and other amortization	25,512	19,560
Amortization of purchased intangibles	48,561	33,290
Adjusted EBITDA	371,489	357,099
Less: Securitization funding costs	22,911	24,485
Less: Interest expense on deposits	8,234	7,007
Less: Adjusted EBITDA attributable to non-controlling interest	5,789	—
Adjusted EBITDA, net	$334,555	$325,607

Index

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
	2014	2013	2014 to 2013
Revenues	(In thousands, except percentages)
Transaction	$83,980	$82,348	2.0%
Redemption	243,690	160,012	52.3
Finance charges, net	536,261	477,404	12.3
Database marketing fees and direct marketing services	328,469	295,606	11.1
Other revenue	40,500	38,067	6.4
Total revenue	1,232,900	1,053,437	17.0
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	772,426	620,422	24.5
Provision for loan loss	70,582	66,648	5.9
General and administrative	34,027	22,292	52.6
Depreciation and other amortization	25,512	19,560	30.4
Amortization of purchased intangibles	48,561	33,290	45.9
Total operating expenses	951,108	762,212	24.8
Operating income	281,792	291,225	(3.2)
Interest expense
Securitization funding costs	22,911	24,485	(6.4)
Interest expense on deposits	8,234	7,007	17.5
Interest expense on long-term and other debt, net	36,602	51,052	(28.3)
Total interest expense, net	67,747	82,544	(17.9)
Income before income tax	$214,045	$208,681	2.6%
Provision for income taxes	78,298	79,702	(1.8)
Net income	$135,747	$128,979	5.2%

Key Operating Metrics:
Private label statements generated	50,884	46,620	9.1%
Credit sales	$3,614,171	$3,095,646	16.8%
Average credit card and loan receivables	$8,022,652	$6,963,566	15.2%
AIR MILES reward miles issued	1,146,927	1,191,523	(3.7)%
AIR MILES reward miles redeemed	1,056,234	1,104,328	(4.4)%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue. Total revenue increased $179.5 million, or 17.0%, to $1.2 billion for the three months ended March 31, 2014 from $1.1 billion for the three months ended March 31, 2013. The increase was due to the following:

•
Transaction. Revenue increased $1.6 million, or 2.0%, to $84.0 million for the three months ended March 31, 2014. Other servicing fees charged to our credit cardholders increased $4.7 million, and merchant fees, which are transaction fees charged to the retailer, increased $1.3 million. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $4.8 million due to the impact of an unfavorable Canadian exchange rate.

•
Redemption. Revenue increased $83.7 million, or 52.3%, to $243.7 million for the three months ended March 31, 2014 due to our acquisition of BrandLoyalty, which added $110.6 million, offset by an unfavorable Canadian exchange rate, which negatively impacted redemption revenue by $12.5 million, the change in estimate of our breakage rate in December 2013 and a decrease in AIR MILES reward miles redeemed.

Index

•
Finance charges, net. Revenue increased $58.9 million, or 12.3%, to $536.3 million for the three months ended March 31, 2014. This increase was driven by a 15.2% increase in average credit card and loan receivables, which have increased approximately $1.1 billion through a combination of recent credit card portfolio acquisitions and strong cardholder spending. This increase was offset in part by a 70 basis point decline in yield primarily due to the onboarding of new programs.

•
Database marketing fees and direct marketing. Revenue increased $32.9 million, or 11.1%, to $328.5 million for the three months ended March 31, 2014. The increase in revenue was driven by increases within our Epsilon segment, including an increase in agency revenue of $13.6 million due to demand in the automotive vertical. Additionally, marketing technology revenue increased $10.2 million due to the signing of new clients as well as increased services provided to existing clients. An increase in marketing analytic services provided by LoyaltyOne to certain clients also accounted for $8.4 million of the increase.

•
Other revenue. Revenue increased $2.4 million, or 6.4%, to $40.5 million for the three months ended March 31, 2014 due to additional consulting services provided by Epsilon, particularly in the automotive and telecommunications verticals.

Cost of operations. Cost of operations increased $152.0 million, or 24.5%, to $772.4 million for the three months ended March 31, 2014 as compared to $620.4 million for the three months ended March 31, 2013. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations increased $80.1 million due to the BrandLoyalty acquisition, which added $97.4 million, offset by a decrease of $14.3 million in fulfillment costs for the AIR MILES Reward Program associated with the decline in AIR MILES reward miles redeemed as well as a decrease of $3.0 million in payroll and benefits. The impact of the unfavorable Canadian exchange rate reduced cost of operations by $14.0 million and is reflected in the changes described above.

•
Within the Epsilon segment, cost of operations increased $29.8 million due to the increase in payroll and benefits of $17.0 million as well as an increase of $10.5 million in direct marketing expenses associated with the increase in revenue.

•
Within the Private Label Services and Credit segment, cost of operations increased by $44.8 million. Payroll and benefits increased $23.9 million due to an increase in the number of associates to support growth, and marketing expenses increased $6.9 million due in part to growth in credit sales. Other operating expenses increased by $14.0 million, as credit card processing expenses were higher due to an increase in the number of statements generated, and data processing costs increased due to growth in volumes.

Provision for loan loss. Provision for loan loss increased $3.9 million, or 5.9%, to $70.6 million for the three months ended March 31, 2014 as compared to $66.6 million for the three months ended March 31, 2013. The increase in the provision was a result of the growth in credit card and loan receivables. The net charge-off rate was 4.8% for the three months ended March 31, 2014 as compared to 4.5% for the three months ended March 31, 2013. Delinquency rates were 3.9% of principal credit card and loan receivables at March 31, 2014 as compared to 3.8% at March 31, 2013.

General and administrative. General and administrative expenses increased $11.7 million, or 52.6%, to $34.0 million for the three months ended March 31, 2014 as compared to $22.3 million for the three months ended March 31, 2013 due to higher payroll, benefits and consulting costs.

Depreciation and other amortization. Depreciation and other amortization increased $6.0 million, or 30.4%, to $25.5 million for the three months ended March 31, 2014, as compared to $19.6 million for the three months ended March 31, 2013, due to additional assets placed into service resulting from both the BrandLoyalty acquisition and recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $15.3 million, or 45.9%, to $48.6 million for the three months ended March 31, 2014 as compared to $33.3 million for the three months ended March 31, 2013. The increase relates to $16.5 million of additional amortization associated with the intangible assets from the BrandLoyalty acquisition.

Index

Interest expense, net. Total interest expense, net decreased $14.8 million, or 17.9%, to $67.7 million for the three months ended March 31, 2014 as compared to $82.5 million for the three months ended March 31, 2013. The decrease was due to the following:

•
Securitization funding costs. Securitization funding costs decreased $1.6 million due to lower average interest rates for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease was offset in part by greater average borrowings.

•	Interest expense on deposits. Interest on deposits increased $1.2 million as increases from higher borrowings were offset in part by lower average interest rates.

•
Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $14.5 million due to a $18.0 million decrease associated with the convertible senior notes, including a reduction of the imputed interest. This decrease was offset by an increase of $1.8 million related to additional borrowings on our credit facility and an increase of $1.8 million related to assumed debt in our acquisition of BrandLoyalty, as compared to the prior year period.

Taxes. Income tax expense decreased $1.4 million to $78.3 million for the three months ended March 31, 2014 from $79.7 million for the three months ended March 31, 2013 due primarily to a decline in the effective tax rate, offset in part by an increase in taxable income. The effective tax rate for the three months ended March 31, 2014 improved to 36.6% as compared to 38.2% for the three months ended March 31, 2013 due to the expected reinvestment of international profits into international expansion efforts.

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended March 31,		% Change
	2014	2013	2014 to 2013
Revenue:	(In thousands, except percentages)
LoyaltyOne	$328,970	$240,907	36.6%
Epsilon	347,469	317,913	9.3
Private Label Services and Credit	561,796	497,348	13.0
Corporate/Other	41	—	nm *
Eliminations	(5,376)	(2,731)	nm *
Total	$1,232,900	$1,053,437	17.0%
Adjusted EBITDA, net (1):
LoyaltyOne	$65,182	$62,603	4.1%
Epsilon	55,202	54,417	1.4
Private Label Services and Credit	243,516	226,799	7.4
Corporate/Other	(29,345)	(18,212)	61.1
Eliminations	—	—	nm *
Total	$334,555	$325,607	2.7%

(1)
Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

*	not meaningful.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue. Total revenue increased $179.5 million, or 17.0%, to $1.2 billion for the three months ended March 31, 2014 from $1.1 billion for the three months ended March 31, 2013. The net increase was due to the following:

•
LoyaltyOne. Revenue increased $88.1 million to $329.0 million for the three months ended March 31, 2014. The acquisition of BrandLoyalty contributed $111.9 million to revenue, and database marketing fees and direct marketing services increased $8.4 million due to an increase in marketing analytic services provided to certain clients. Excluding BrandLoyalty, redemption revenue declined $27.0 million, or 16.8%, due to the unfavorable impact of the Canadian exchange rate of $12.5 million, a decline in the number of AIR MILES reward miles redeemed, and the change in estimate of breakage in December 2013. Additionally, AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $4.8 million due to the unfavorable impact of the Canadian exchange rate of $5.1 million.

Index

•
Epsilon. Revenue increased $29.6 million, or 9.3%, to $347.5 million for the three months ended March 31, 2014. Agency revenue increased $15.7 million due to increased demand in the automotive vertical. Additionally, marketing technology revenue increased $11.7 million due to the signing of new clients as well as increased services provided to existing clients during the three months ended March 31, 2014.

•
Private Label Services and Credit. Revenue increased $64.4 million, or 13.0%, to $561.8 million for the three months ended March 31, 2014. Finance charges, net increased by $58.9 million, driven by a 15.2% increase in average credit card and loan receivables due to cardholder growth and strong cardholder spending. Transaction revenue increased $6.0 million due to an increase in other servicing fees of $4.7 million and an increase in merchant fees of $1.3 million.

Adjusted EBITDA, net. Adjusted EBITDA, net increased $8.9 million, or 2.7%, to $334.6 million for the three months ended March 31, 2014 from $325.6 million for the three months ended March 31, 2013. The increase was due to the following:

•
LoyaltyOne. Adjusted EBITDA, net increased $2.6 million, or 4.1%, to $65.2 million for the three months ended March 31, 2014. Adjusted EBITDA, net was positively impacted by the acquisition of BrandLoyalty, which contributed $8.7 million, while a weaker Canadian dollar negatively impacted adjusted EBITDA, net by $5.2 million.

•
Epsilon. Adjusted EBITDA, net increased $0.8 million, or 1.4%, to $55.2 million for the three months ended March 31, 2014. Adjusted EDITDA, net was positively impacted by the signing of new clients, increased services provided to existing clients and increased demand in the automotive vertical, but was negatively impacted by new client onboarding expenses, higher health care costs due to increased participation and severance associated with the integration of HMI.

•
Private Label Services and Credit. Adjusted EBITDA, net increased $16.7 million, or 7.4%, to $243.5 million for the three months ended March 31, 2014. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.

•	Corporate/Other. Adjusted EBITDA, net decreased $11.1 million to a loss of $29.3 million for the three months ended March 31, 2014 related to increases in payroll, benefits and consulting costs.

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

Index

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	March 31, 2014	% of Total	December 31, 2013	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$7,674,407	100.0%	$8,166,961	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	95,018	1.2%	114,430	1.4%
61 to 90 days	68,136	0.9	74,700	0.9
91 or more days	134,175	1.8	150,425	1.9
Total	$297,329	3.9%	$339,555	4.2%

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

	Three Months Ended March 31,
	2014	2013
	(In thousands, except percentages)
Average credit card receivables	$8,022,652	$6,963,566
Net charge-offs of principal receivables	96,593	77,590
Net charge-offs as a percentage of average credit card receivables	4.8%	4.5%

See Note 4, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We generated cash flow from operating activities of $333.1 million and $279.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase in operating cash flows in 2014 was primarily due to increased profitability for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

We utilize our cash flow from operations for ongoing business operations, repayments of our revolving line of credit or other debt, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $0.4 million and $257.9 million for the three months ended March 31, 2014 and 2013, respectively. Significant components of investing activities are as follows:

•
Redemption settlement assets. Cash decreased $77.8 million and $52.9 million for the three months ended March 31, 2014 and 2013, respectively, due to the increase in funding requirements resulting from the changes in our estimate of breakage in each of December 2013 and December 2012.

•
Restricted cash. During the three months ended March 31, 2013, cash decreased $463.1 due to the $500.0 million principal accumulation for the repayment of non-recourse borrowings of consolidated securitization entities maturing in April 2013. No such principal accumulation was required during the three months ended March 31, 2014.

•
Credit card and loan receivables, net. Cash increased $384.0 million and $371.4 million for the three months ended March 31, 2014 and 2013, respectively, due to the seasonal pay down of credit card and loan receivables.

Index

•
Payments for acquired business, net of cash acquired. During the three months ended March 31, 2014, we utilized cash of $259.5 million for the acquisition of our 60% ownership interest in BrandLoyalty, acquired on January 2, 2014.

•
Capital expenditures. Our capital expenditures for the three months ended March 31, 2014 were $43.5 million compared to $28.3 million for the comparable period in 2013 due to our overall growth as well as the BrandLoyalty acquisition. We anticipate capital expenditures not to exceed approximately 3% of annual revenue for the foreseeable future.

Financing Activities. Cash used in financing activities was $592.4 million and $147.3 million for the three months ended March 31, 2014 and 2013, respectively. Our financing activities during the three months ended March 31, 2014 relate to a net decrease in deposits and non-recourse borrowings of consolidated securitization entities due to repayments, as well as the settlement of convertible senior notes and repurchases of our common stock. The net cash used in financing activities during the three months ended March 31, 2013 relates to a net decrease in deposits and non-recourse borrowings of consolidated securitization entities due to repayments, as well as repurchases of our common stock.

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreements and issuances of equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We continue to expand our brokered certificates of deposit and our money market deposits to supplement liquidity for our credit card and loan receivables.

As part of the BrandLoyalty acquisition, we assumed the debt outstanding under BrandLoyalty‘s Amended and Restated Senior Facilities Agreement. As of March 31, 2014, the outstanding balance under the credit facility was $147.7 million.

As of March 31, 2014, we had $370.0 million of borrowings under our credit facility, with total availability at $880.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.3 to 1 at March 31, 2014, as compared to the maximum covenant ratio of 3.5 to 1.

As of March 31, 2014, we were in compliance with our covenants.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the settlement in cash at maturity of the convertible senior notes due 2014.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 14.4%, 13.9% and 15.7%, respectively, at March 31, 2014. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 16.0%, 14.5% and 17.3%, respectively, at March 31, 2014.  Per guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized.

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

As of March 31, 2014, the WFN Trusts and the WFC Trust had approximately $6.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

Index

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

At March 31, 2014, we had $4.2 billion of non-recourse borrowings of consolidated securitization entities, of which $250.0 million is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of March 31, 2014 for the WFN Trusts and the WFC Trust by year:

	2014	2015	2016	2017	2018 and Thereafter	Total
	(In thousands)
Term notes	$250,000	$393,750	$1,050,000	$325,000	$1,433,166	$3,451,916
Conduit facilities (1)	—	890,000	700,000	—	—	1,590,000
Total (2)	$250,000	$1,283,750	$1,750,000	$325,000	$1,433,166	$5,041,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)
Total amounts do not include $1.2 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.

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

See Note 9, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2013 related to our exposure to market risk from interest rate risk, credit risk, foreign currency exchange risk and redemption reward risk.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In January 2014, we acquired a 60% ownership interest in BrandLoyalty Group B.V. Because of the timing of the acquisition, BrandLoyalty was excluded from our evaluation of and conclusion on the effectiveness of disclosure controls and procedures as of March 31, 2014. BrandLoyalty represented $1.3 billion of our total assets at March 31, 2014 and contributed $111.9 million in revenues and $5.1 million of pre-tax losses for the three months ended March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “would” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of this Quarterly Report.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(Dollars in millions)
During 2014:
January 1-31	104,296	$243.33	100,000	$375.7
February 1-28	90,469	238.16	85,885	355.4
March 1-31	19,063	271.65	15,560	351.2
Total	213,828	$243.67	201,445	$351.2

(1)
During the period represented by the table, 12,383 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

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

10.2
Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2014 grant) (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-15749).

10.3
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

10.4
Second Amendment to Amended and Restated Service Agreement, dated as of March 1, 2014, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on March 5, 2014, File Nos. 333-166240, 333-60418, 333-188583, 333-166240-01, 333-113669, 333-166240-02, 333-60418-01, 333-189182, 333-189182-01).

*10.5
Amendment and Restatement Agreement, dated as of December 19, 2013, including Amended and Restated Completion Facilities Agreement, as amended, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (as Coordinator and Documentation Agent), Deutsche Bank Nederland N.V., ING Bank N.V. (as Agent and Security Agent) and NIBC Bank N.V.

*+10.6	First Amendment to the Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan, dated as of May 1, 2014.

*31.1	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Date: May 5, 2014

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: May 5, 2014