Form 10-Q
period 2014-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2014-08-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 30, 2014, 55,528,310 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$631,167	$969,822
Trade receivables, less allowance for doubtful accounts ($3,868 and $2,262 at June 30, 2014 and December 31, 2013, respectively)	394,681	394,822
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	6,737,440	7,080,014
Other credit card and loan receivables	1,796,454	1,492,868
Total credit card and loan receivables	8,533,894	8,572,882
Allowance for loan loss	(483,580)	(503,169)
Credit card and loan receivables, net	8,050,314	8,069,713
Loan receivables held for sale	63,425	62,082
Deferred tax asset, net	196,145	216,195
Other current assets	444,042	177,859
Redemption settlement assets, restricted	565,158	510,349
Total current assets	10,344,932	10,400,842
Property and equipment, net	337,151	299,188
Deferred tax asset, net	2,185	2,454
Cash collateral, restricted	34,710	34,124
Intangible assets, net	791,186	460,404
Goodwill	2,301,305	1,735,703
Other non-current assets	403,429	311,542
Total assets	$14,214,898	$13,244,257
LIABILITIES AND EQUITY
Accounts payable	$320,678	$210,019
Accrued expenses	506,231	262,307
Deposits	1,752,641	1,544,059
Non-recourse borrowings of consolidated securitization entities	643,750	1,025,000
Current debt	65,480	364,489
Other current liabilities	186,734	140,186
Deferred revenue	923,122	966,438
Deferred tax liability, net	298	—
Total current liabilities	4,398,934	4,512,498
Deferred revenue	166,707	170,748
Deferred tax liability, net	371,604	275,757
Deposits	1,257,384	1,272,302
Non-recourse borrowings of consolidated securitization entities	3,668,166	3,566,916
Long-term and other debt	2,895,933	2,435,792
Other liabilities	166,162	154,483
Total liabilities	12,924,890	12,388,496
Commitments and contingencies
Redeemable non-controlling interest	342,687	—
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 101,600 shares and 98,302 shares at June 30, 2014 and December 31, 2013, respectively	1,016	983
Additional paid-in capital	1,527,167	1,512,752
Treasury stock, at cost, 47,566 shares and 46,752 shares at June 30, 2014 and December 31, 2013, respectively	(2,890,936)	(2,689,177)
Retained earnings	2,324,269	2,049,430
Accumulated other comprehensive loss	(14,195)	(18,227)
Total stockholders' equity	947,321	855,761
Total liabilities and equity	$14,214,898	$13,244,257

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues
Transaction	$80,248	$79,573	$164,228	$161,921
Redemption	268,504	138,342	512,194	298,354
Finance charges, net	538,186	462,739	1,074,447	940,143
Database marketing fees and direct marketing services	339,819	309,495	668,288	605,101
Other revenue	38,401	37,943	78,901	76,010
Total revenue	1,265,158	1,028,092	2,498,058	2,081,529
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	783,369	619,285	1,555,795	1,239,707
Provision for loan loss	96,652	57,796	167,234	124,444
General and administrative	28,302	28,255	62,329	50,547
Depreciation and other amortization	25,973	20,446	51,485	40,006
Amortization of purchased intangibles	48,322	33,130	96,883	66,420
Total operating expenses	982,618	758,912	1,933,726	1,521,124
Operating income	282,540	269,180	564,332	560,405
Interest expense
Securitization funding costs	22,300	24,694	45,211	49,179
Interest expense on deposits	8,228	7,002	16,462	14,009
Interest expense on long-term and other debt, net	32,404	51,770	69,006	102,822
Total interest expense, net	62,932	83,466	130,679	166,010
Income before income tax	219,608	185,714	433,653	394,395
Provision for income taxes	80,419	69,274	158,717	148,976
Net income	$139,189	$116,440	$274,936	$245,419
Less: Net income attributable to non-controlling interest	1,745	—	97	—
Net income attributable to Alliance Data Systems Corporation stockholders	$137,444	$116,440	$274,839	$245,419

Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$2.54	$2.37	$5.13	$4.96
Diluted	$2.19	$1.71	$4.27	$3.62

Weighted average shares
Basic	54,154	49,123	53,600	49,444
Diluted	62,637	68,167	64,354	67,746

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$139,189	$116,440	$274,936	$245,419
Other comprehensive income, net of tax
Net unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $514, $(928), $916 and $(1,080) for the three and six months ended June 30, 2014 and 2013, respectively	71	(6,550)	556	(5,454)
Foreign currency translation adjustments	(5,857)	4,938	3,476	8,265
Other comprehensive (loss) income	(5,786)	(1,612)	4,032	2,811
Total comprehensive income, net of tax	$133,403	$114,828	$278,968	$248,230
Less: Comprehensive income attributable to non-controlling interest	1,846	—	263	—
Comprehensive income attributable to Alliance Data Systems Corporation stockholders	$131,557	$114,828	$278,705	$248,230

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274,936	$245,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	148,368	106,426
Deferred income taxes	13,221	1,594
Provision for loan loss	167,234	124,444
Non-cash stock compensation	31,497	28,015
Fair value gain on interest-rate derivatives	(113)	(8,511)
Amortization of discount on debt	12,293	45,102
Amortization of deferred financing costs	11,301	13,319
Change in deferred revenue	(41,175)	(37,269)
Change in other operating assets and liabilities, net of acquisitions	(8,292)	9,207
Originations of loan receivables held for sale	(2,343,434)	—
Sales of loan receivables held for sale	2,342,091	—
Excess tax benefits from stock-based compensation	(26,926)	(10,103)
Other	6,797	12,822
Net cash provided by operating activities	587,798	530,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(57,530)	(47,671)
Change in cash collateral, restricted	—	18,450
Change in restricted cash	(58)	(271,132)
Change in credit card and loan receivables	(151,078)	83,403
Purchase of credit card portfolios	—	(37,061)
Payment for acquired business, net of cash	(259,514)	—
Capital expenditures	(77,260)	(58,995)
Purchases of other investments	(105,911)	(18,339)
Maturities/sales of other investments	3,209	1,002
Other	(4,000)	(1,383)
Net cash used in investing activities	(652,142)	(331,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,121,834	—
Repayments of borrowings	(788,805)	(11,475)
Proceeds from convertible note hedge counterparties	1,519,833	32,671
Settlement of convertible note borrowings	(1,864,803)	(65,083)
Issuances of deposits	1,194,448	732,754
Repayments of deposits	(1,000,783)	(705,799)
Non-recourse borrowings of consolidated securitization entities	760,000	1,268,285
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,040,000)	(1,387,339)
Payment of deferred financing costs	(6,671)	(5,971)
Excess tax benefits from stock-based compensation	26,926	10,103
Proceeds from issuance of common stock	8,202	5,534
Purchase of treasury shares	(201,759)	(207,974)
Other	(1,461)	(11)
Net cash used in financing activities	(273,039)	(334,305)

Effect of exchange rate changes on cash and cash equivalents	(1,272)	(7,965)
Change in cash and cash equivalents	(338,655)	(143,531)
Cash and cash equivalents at beginning of period	969,822	893,352
Cash and cash equivalents at end of period	$631,167	$749,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$114,986	$111,633
Income taxes paid, net	$69,028	$95,108

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation ("ADSC" or, including its consolidated subsidiaries and variable interest entities, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the governing tax law. ASU 2013-11 was effective for interim and annual periods beginning after December 15, 2013 and required prospective application. The adoption of ASU 2013-11 did not have a material impact on the Company's financial condition, results of operations or cash flows.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income attributable to Alliance Data Systems Corporation stockholders	$137,444	$116,440	$274,839	$245,419
Denominator:
Weighted average shares, basic	54,154	49,123	53,600	49,444
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	2,715	10,611	4,224	10,372
Shares from assumed conversion of convertible note warrants	5,247	7,818	6,009	7,336
Net effect of dilutive stock options and unvested restricted stock	521	615	521	594
Denominator for diluted calculations	62,637	68,167	64,354	67,746

Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$2.54	$2.37	$5.13	$4.96
Diluted	$2.19	$1.71	$4.27	$3.62

The Company calculated the effect of its convertible senior notes on diluted net income per share as if they would be settled in cash as the Company had the intent to settle the convertible senior notes for cash. The convertible senior notes were settled with cash upon maturity in August 2013 and May 2014, respectively.

The Company is also party to prepaid forward contracts to purchase 1,857,400 shares of its common stock that are to be delivered over a settlement period beginning in August 2014 and completing in December 2014. The number of shares to be delivered under the prepaid forward contracts has reduced weighted-average basic and diluted shares outstanding for the three and six months ended June 30, 2014 and 2013.

3. ACQUISITION

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty Group B.V. ("BrandLoyalty"), a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expands the Company's presence across Europe, Asia and Latin America. The results of BrandLoyalty have been included since the date of acquisition and are reflected in the Company's LoyaltyOne segment. The initial cash consideration was approximately $259.5 million in addition to the assumption of debt. The goodwill resulting from the acquisition is not deductible for tax purposes.

The Company also recorded a contingent liability for the earn-out provisions included in the share purchase agreement of approximately $248.7 million as of January 2, 2014, which is included in accrued expenses in the Company's unaudited condensed consolidated balance sheet. The contingent liability was measured at fair value on the date of purchase and any subsequent changes in the fair value of the liability are recorded through earnings.

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

Pursuant to the BrandLoyalty share purchase agreement, the Company may acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period, 10% per year at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% interest for the year achieved; otherwise, the sellers have a put option to sell the Company their 10% interest for the respective year. See Note 11, "Redeemable Non-Controlling Interest," for more information.

4. CREDIT CARD AND LOAN RECEIVABLES

The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card and loan receivables is presented in the table below:

	June 30, 2014	December 31, 2013
	(In thousands)
Principal receivables	$8,096,112	$8,166,961
Billed and accrued finance charges	336,440	343,521
Other credit card and loan receivables	101,342	62,400
Total credit card and loan receivables	8,533,894	8,572,882
Less credit card receivables – restricted for securitization investors	6,737,440	7,080,014
Other credit card and loan receivables	$1,796,454	$1,492,868

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged‑off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $68.5 million and $55.0 million for the three months ended June 30, 2014 and 2013, respectively, and $144.0 million and $113.7 million for the six months ended June 30, 2014 and 2013, respectively.

The following table presents the Company's allowance for loan loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$482,658	$471,016	$503,169	$481,958
Provision for loan loss	96,652	57,796	167,234	124,444
Change in estimate for uncollectible unpaid interest and fees	(5,000)	—	500	—
Recoveries	38,066	27,163	76,474	57,948
Principal charge-offs	(128,796)	(107,579)	(263,797)	(215,954)
Balance at end of period	$483,580	$448,396	$483,580	$448,396

Delinquencies

A credit card account is contractually delinquent if the Company does not receive the minimum payment by the specified due date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder's billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:

	June 30, 2014	% of Total	December 31, 2013	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$8,096,112	100.0%	$8,166,961	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	115,647	1.5%	114,430	1.4%
61 to 90 days	74,923	0.9	74,700	0.9
91 or more days	129,309	1.6	150,425	1.9
Total	$319,879	4.0%	$339,555	4.2%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Modified Credit Card and Loan Receivables

The Company holds certain credit card and loan receivables for which the terms have been modified. The Company's modified credit card and loan receivables include credit card and loan receivables for which temporary hardship concessions have been granted and credit card and loan receivables in permanent workout programs. These modified credit card and loan receivables include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs' concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card and loan receivables if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, credit card and loan receivable terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms.

Credit card and loan receivables for which temporary hardship and permanent concessions were granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card and loan receivables are evaluated at their present value with impairment measured as the difference between the credit card and loan receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company's measurement of impairment of modified credit card and loan receivables on a pooled basis, the discount rate used for credit card and loan receivables is the average current annual percentage rate the Company applies to non-impaired credit card and loan receivables, which approximates what would have been applied to the pool of modified credit card and loan receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card and loan receivables are included in the general pool of credit card and loan receivables with the allowance determined under the contingent loss model of Accounting Standards Codification ("ASC") 450-20, "Loss Contingencies." If the Company applied accounting under ASC 310-40, "Troubled Debt Restructurings by Creditors," to the modified credit card and loan receivables in these programs, there would not be a material difference in the allowance for loan loss.

The Company had $110.3 million and $118.1 million, respectively, as a recorded investment in impaired credit card and loan receivables with an associated allowance for loan loss of $30.4 million and $33.9 million, respectively, as of June 30, 2014 and December 31, 2013. These modified credit card and loan receivables represented less than 2% of the Company's total credit card and loan receivables as of June 30, 2014 and December 31, 2013, respectively.

The average recorded investment in the impaired credit card receivables was $112.4 million and $117.5 million for the three months ended June 30, 2014 and 2013, respectively, and $114.3 million and $117.5 million for the six months ended June 30, 2014 and 2013, respectively.

Interest income on these modified credit card and loan receivables is accounted for in the same manner as other accruing credit card and loan receivables. Cash collections on these modified credit card and loan receivables are allocated according to the same payment hierarchy methodology applied to credit card and loan receivables that are not in such programs. The Company recognized $3.1 million and $3.2 million for the three months ended June 30, 2014 and 2013, respectively, and $6.3 million for each of the six months ended June 30, 2014 and 2013, respectively, in interest income associated with modified credit card and loan receivables during the period that such credit card and loan receivables were impaired.

The following tables provide information on credit card and loan receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	28,602	$28,922	$28,896	65,154	$64,708	$64,651

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	35,100	$32,135	$32,120	72,895	$66,101	$66,062

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	13,770	$13,831	30,498	$29,972

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	15,698	$14,938	31,193	$29,421

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of June 30, 2014 and 2013, the number of active credit card and loan accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan accounts from origination:

	June 30, 2014
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,750	27.8%	$2,031,774	25.1%
13-24 Months	2,467	14.5	1,148,807	14.2
25-36 Months	1,714	10.0	838,573	10.4
37-48 Months	1,245	7.3	623,665	7.7
49-60 Months	988	5.8	520,428	6.4
Over 60 Months	5,915	34.6	2,932,865	36.2
Total	17,079	100.0%	$8,096,112	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	June 30, 2013
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,162	26.3%	$1,567,355	22.8%
13-24 Months	2,132	13.5	868,822	12.7
25-36 Months	1,492	9.4	656,544	9.6
37-48 Months	1,188	7.5	570,969	8.3
49-60 Months	939	5.9	481,828	7.0
Over 60 Months	5,920	37.4	2,721,437	39.6
Total	15,833	100.0%	$6,866,955	100.0%

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company's credit card and loan receivables by obligor credit quality as of June 30, 2014 and 2013:

	June 30, 2014		June 30, 2013
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$144,270	1.8%	$143,497	2.1%
27.1% and higher	391,005	4.8	304,557	4.4
17.1% - 27.0%	748,356	9.2	618,805	9.0
12.6% - 17.0%	886,078	11.0	718,748	10.5
3.7% - 12.5%	3,298,009	40.7	2,782,404	40.5
1.9% - 3.6%	1,681,968	20.8	1,483,852	21.6
Lower than 1.9%	946,426	11.7	815,092	11.9
Total	$8,096,112	100.0%	$6,866,955	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, "Transfers and Servicing." Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the receivables. The loan receivables originated by the Company that have not yet been sold to the client were $63.4 million and $62.1 million at June 30, 2014 and December 31, 2013, respectively, and are included in loan receivables held for sale in the Company's unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between origination and sale. Purchases and sales of these loan receivables held for sale are reflected as operating activities in the Company's unaudited condensed consolidated statements of cash flows.

Upon the client's purchase of the originated loan receivables, the Company is obligated to purchase a participating interest in a pool of loan receivables that includes the loan receivables originated by the Company. Such interest participates on a pro rata basis in the cash flows of the underlying pool of loan receivables, including principal repayments, finance charges, losses, recoveries, and servicing costs. The Company bears the risk of loss related to its participation interest in this pool.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the six months ended June 30, 2014, the Company purchased $117.1 million of loan receivables under these agreements. The outstanding balance of these loan receivables was $108.4 million and $61.6 million as of June 30, 2014 and December 31, 2013, respectively, and was included in other credit card and loan receivables in the Company's unaudited condensed consolidated balance sheets.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust ("Master Trust I") and World Financial Network Credit Card Master Trust III ("Master Trust III") (collectively, the "WFN Trusts"), and World Financial Capital Credit Card Master Note Trust (the "WFC Trust"). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013.

The WFN Trusts and the WFC Trust are variable interest entities ("VIEs") and the assets of these consolidated VIEs include certain credit card receivables that are restricted to settle the obligations of those entities and are not expected to be available to the Company or its creditors. The liabilities of the consolidated VIEs include non-recourse secured borrowings and other liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30, 2014	December 31, 2013
	(In thousands)
Total credit card receivables – restricted for securitization investors	$6,737,440	$7,080,014
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$109,383	$131,659

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net charge-offs of securitized principal	$79,947	$74,595	$165,661	$148,689

5. INVENTORIES

Inventories of $222.2 million and $14.6 million at June 30, 2014 and December 31, 2013, respectively, consist of finished goods primarily to be utilized as rewards in the Company's loyalty programs and are included in other current assets in the Company's unaudited condensed consolidated balance sheets. We acquired $198.9 million of finished goods inventory in the BrandLoyalty acquisition on January 2, 2014.

Inventories are stated at lower of cost or market and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future market conditions and analysis of historical experience.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. OTHER INVESTMENTS

Other investments consist of restricted cash, marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	June 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$30,548	$—	$—	$30,548	$25,988	$—	$—	$25,988
Marketable securities	79,963	269	(1,977)	78,255	77,351	62	(4,180)	73,233
U.S. Treasury bonds	100,086	—	—	100,086	—	—	—	—
Total	$210,597	$269	$(1,977)	$208,889	$103,339	$62	$(4,180)	$99,221

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$19,810	$(138)	$45,149	$(1,839)	$64,959	$(1,977)

	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$39,954	$(2,206)	$25,785	$(1,974)	$65,739	$(4,180)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at June 30, 2014 by contractual maturity are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$6,674	$6,623
Due after one year through five years	100,086	100,086
Due after five years through ten years	4,440	4,608
Due after ten years	68,849	67,024
Total	$180,049	$178,341

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of June 30, 2014, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2014 and 2013.

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

	June 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$153,794	$—	$—	$153,794	$73,984	$—	$—	$73,984
Government bonds	4,788	—	(1)	4,787	—	—	—	—
Corporate bonds	400,741	5,844	(8)	406,577	429,592	7,083	(310)	436,365
Total	$559,323	$5,844	$(9)	$565,158	$503,576	$7,083	$(310)	$510,349

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$4,787	$(1)	$—	$—	$4,787	$(1)
Corporate bonds	12,818	(8)	—	—	12,818	(8)
Total	$17,605	$(9)	$—	$—	$17,605	$(9)

	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$80,493	$(310)	$—	$—	$80,493	$(310)

The amortized cost and estimated fair value of the securities at June 30, 2014 by contractual maturity are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$156,621	$157,994
Due after one year through five years	248,908	253,370
Total	$405,529	$411,364

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of June 30, 2014, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2014 and 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2014
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$837,270	$(247,017)	$590,253	3-12 years—straight line
Premium on purchased credit card portfolios	176,088	(93,860)	82,228	5-10 years—straight line, accelerated
Customer database	161,700	(131,992)	29,708	4-10 years—straight line
Collector database	65,601	(60,870)	4,731	30 years—15% declining balance
Tradenames	85,968	(22,905)	63,063	3-15 years—straight line
Purchased data lists	11,876	(6,415)	5,461	1-5 years—straight line, accelerated
Favorable lease	3,291	(549)	2,742	10 years—straight line
Noncompete agreements	1,300	(650)	650	3 years—straight line
	$1,343,094	$(564,258)	$778,836
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,355,444	$(564,258)	$791,186

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(187,350)	$252,850	3-12 years—straight line
Premium on purchased credit card portfolios	216,041	(118,006)	98,035	5-10 years—straight line, accelerated
Customer database	161,700	(122,230)	39,470	4-10 years—straight line
Collector database	65,895	(60,711)	5,184	30 years—15% declining balance
Tradenames	58,567	(15,443)	43,124	4-15 years—straight line
Purchased data lists	17,567	(11,959)	5,608	1-5 years—straight line, accelerated
Favorable lease	3,291	(375)	2,916	10 years—straight line
Noncompete agreements	1,300	(433)	867	3 years—straight line
	$964,561	$(516,507)	$448,054
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$976,911	$(516,507)	$460,404

With the BrandLoyalty acquisition on January 2, 2014, the Company acquired $423.8 million of intangible assets, consisting of $396.5 million of customer contracts and a $27.3 million tradename, which are being amortized over weighted average lives of 7.0 years and 3.0 years, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For Years Ending December 31,
(In thousands)
2014 (excluding the six months ended June 30, 2014)	$89,393
2015	161,487
2016	143,894
2017	109,342
2018	99,217
2019 & thereafter	175,503

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2013	$232,449	$1,241,522	$261,732	$—	$1,735,703
Goodwill acquired during the year	565,015	—	—	—	565,015
Effects of foreign currency translation	(155)	742	—	—	587
June 30, 2014	$797,309	$1,242,264	$261,732	$—	$2,301,305

See Note 3, "Acquisition," for more information regarding the BrandLoyalty acquisition.

9. DEBT

Debt consists of the following:

Description	June 30, 2014	December 31, 2013	Maturity	Interest Rate
	(Dollars in thousands)
Long-term and other debt:
2013 credit facility	$720,000	$336,000	July 2018	(1)
2013 term loan	1,218,750	1,234,688	July 2018	(1)
BrandLoyalty credit facility	125,747	—	December 2015	(2)
Convertible senior notes due 2014	—	333,082	—	—
Senior notes due 2017	396,916	396,511	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Total long-term and other debt	2,961,413	2,800,281
Less: current portion	(65,480)	(364,489)
Long-term portion	$2,895,933	$2,435,792

Deposits:
Certificates of deposit	$2,437,647	$2,486,533	Various – July 2014 – January 2021	0.15% to 3.30%
Money market deposits	572,378	329,828	On demand	0.01% to 0.14%
Total deposits	3,010,025	2,816,361
Less: current portion	(1,752,641)	(1,544,059)
Long-term portion	$1,257,384	$1,272,302

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,001,916	$3,001,916	Various – October 2014 – June 2019	0.91% to 6.75%
Floating rate asset-backed term note securities	450,000	—	February 2016	(3)
Conduit asset-backed securities	860,000	1,590,000	Various – September 2015 – May 2016	(4)
Total non-recourse borrowings of consolidated securitization entities	4,311,916	4,591,916
Less: current portion	(643,750)	(1,025,000)
Long-term portion	$3,668,166	$3,566,916

(1)
The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At June 30, 2014, the weighted average interest rate was 1.90% for both the 2013 Credit Facility and 2013 Term Loan.

(2)	The interest rate is based upon the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin. At June 30, 2014, the weighted average interest rate was 3.61%.

(3)	The interest rate is based upon LIBOR plus an applicable margin. At June 30, 2014, the interest rate was 0.53%.

(4)
The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At June 30, 2014, the interest rates ranged from 1.05% to 1.70%.

At June 30, 2014, the Company was in compliance with its covenants.

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, are party to a credit agreement that provides for a $1.25 billion term loan (the "2013 Term Loan") with certain principal repayments and a $1.25 billion revolving line of credit (the "2013 Credit Facility").

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Total availability under the 2013 Credit Facility at June 30, 2014 was $530.0 million.

In July 2014, the Company exercised in part the accordion feature of the 2013 Credit Agreement and increased the capacity under the 2013 Credit Facility by $50.0 million to $1.3 billion. Also in July 2014, HMI Holding LLC became an additional guarantor under the 2013 Credit Agreement, the Indenture governing the Senior Notes due 2017 and the Indenture governing the Senior Notes due 2020.

BrandLoyalty Credit Agreement

As part of the BrandLoyalty acquisition, the Company assumed the debt outstanding under BrandLoyalty's Amended and Restated Senior Facilities Agreement, as amended (the "BrandLoyalty Credit Agreement"). The BrandLoyalty Credit Agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty Group B.V. and certain of its subsidiaries. The BrandLoyalty Credit Agreement consists of term loans of €63.0 million and a revolving line of credit of €87.0 million, both of which are scheduled to mature on December 31, 2015. The term loans provide for quarterly principal payments of €6.25 million through September 2015, with the remaining amount payable upon maturity. As of June 30, 2014, amounts outstanding under the term loans and revolving line of credit were €44.3 million and €47.6 million ($60.6 million and $65.2 million), respectively.

All advances under the BrandLoyalty Credit Agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the BrandLoyalty Credit Agreement, plus an applicable margin based on BrandLoyalty's senior net leverage ratio. The BrandLoyalty Credit Agreement contains financial covenants, including a senior net leverage ratio and a minimum annual EBITDA, as well as usual and customary negative covenants and customary events of default.

Convertible Senior Notes

In June 2009, the Company issued $345.0 million aggregate principal amount of convertible senior notes that matured and were repaid on May 15, 2014 (the "Convertible Senior Notes due 2014"). On or prior to May 15, 2014, the Company settled in cash the Convertible Senior Notes due 2014, which were surrendered for conversion for $1,864.8 million. The Company applied $1,519.8 million of cash from the counterparties in settlement of the related convertible note hedge transactions, including Bank of America, N.A., J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Barclays Bank PLC (such parties collectively, the "2014 Hedge Counterparties").

Interest expense on the convertible senior notes recognized in the Company's unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$1,920	$7,471	$5,630	$14,999
Amortization of discount on liability component	4,036	22,669	11,888	44,719
Total interest expense on convertible senior notes	$5,956	$30,140	$17,518	$59,718

Effective interest rate (annualized)	14.2%	11.0%	14.2%	11.0%

In June 2014, the Company entered into amendments to the warrant agreements with the 2014 Hedge Counterparties for the approximately 7.3 million warrants associated with the Convertible Senior Notes due 2014. The amendments, among other things, amend the dates on which the warrants are exercisable and will expire to June 16, 2014 and continuing each business day through August 11, 2014. On July 3, 2014, the Company net settled 2.0 million warrants associated with the Convertible Senior Notes due 2014 by issuing 1.5 million shares of its common stock.

In the first quarter of 2014, the Company completed the settlement of the final 5.1 million of warrants associated with the convertible senior notes that matured on August 1, 2013 by issuing 2.9 million shares of its common stock.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Senior Notes Due 2017

In November 2012, the Company issued and sold $400.0 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the "Senior Notes due 2017") at an issue price of 98.912% of the aggregate principal amount. The unamortized discount was $3.1 million and $3.5 million at June 30, 2014 and December 31, 2013, respectively. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at June 30, 2014, is a period of 3.4 years at an effective annual interest rate of 5.5%.

Senior Notes Due 2022

In July 2014, the Company issued and sold $600.0 million aggregate principal amount of 5.375% senior notes due August 1, 2022 (the "Senior Notes due 2022"). The Senior Notes due 2022 accrue interest on the principal amount at the rate of 5.375% per annum from July 29, 2014, payable semi-annually in arrears, on February 1 and August 1 of each year, beginning on February 1, 2015. The Senior Notes due 2022 are unsecured and are guaranteed on a senior unsecured basis by each of the existing and future domestic restricted subsidiaries that becomes liable for any debt under the domestic credit facilities, including the 2013 Credit Agreement.

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

In July 2014, Master Trust I issued $394.7 million of asset-backed term securities, $94.7 million of which was retained by the Company and will be eliminated from the unaudited condensed consolidated financial statements. These securities mature in September 2015 and have a fixed interest rate of 0.61%.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

In February 2014, Master Trust I renewed its 2009-VFN conduit facility, extending the maturity to February 29, 2016, with a total capacity of $700.0 million.

In May 2014, the WFC Trust renewed its 2009-VFN conduit facility, extending the maturity to May 31, 2016, with a total capacity of $450.0 million.

As of June 30, 2014, total capacity under the conduit facilities was $1.6 billion, of which $860.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

Derivative Instruments

As part of its interest rate risk management program, the Company may enter into derivative contracts with institutions that are established dealers to manage its exposure to changes in interest rates for certain obligations. The Company was not a party to any derivative instruments as of December 31, 2013. With the BrandLoyalty acquisition on January 2, 2014, the Company assumed certain derivative instruments.

These interest rate derivative instruments involve the receipt of variable rate amounts from counterparties in exchange for the Company making fixed rate payments over the life of the agreement without the exchange of the underlying notional amount. These interest rate derivative instruments are not designated as hedges. Such instruments are not speculative and are used to manage interest rate risk, but do not meet the specific hedge accounting requirements of ASC 815, "Derivatives and Hedging."

At June 30, 2014 the notional amount of the Company's outstanding interest rate derivatives was €59.3 million ($81.2 million), with a weighted average years to maturity of 0.9 years.

The fair value of the Company's outstanding interest rate derivatives at June 30, 2014 was $0.5 million, of which $0.2 million was included in other current liabilities and $0.3 million was included in other liabilities in the unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the three and six months ended June 30, 2014, a de minimis amount of gains on derivative instruments was recognized in interest expense on long-term and other debt, net within the unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2013, gains on interest rate swaps on securitized borrowings that matured in 2013 of $2.2 million and $8.5 million, respectively, were recognized in securitization funding costs within the unaudited condensed consolidated statements of income.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2014, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2013	$346,631	$790,555	$1,137,186
Cash proceeds	96,377	211,608	307,985
Revenue recognized	(99,975)	(248,940)	(348,915)
Other	—	(257)	(257)
Effects of foreign currency translation	(1,640)	(4,530)	(6,170)
June 30, 2014	$341,393	$748,436	$1,089,829
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$174,686	$748,436	$923,122
Non-current liabilities	$166,707	$—	$166,707

11. REDEEMABLE NON-CONTROLLING INTEREST

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty. The remaining 40% interest held by minority interest shareholders is considered a redeemable non-controlling interest. Pursuant to the BrandLoyalty share purchase agreement, the Company may acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period, 10% per year at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% interest for the year achieved; otherwise, the sellers have a put option to sell the Company their 10% interest for the respective year. The Company recognized a redeemable non-controlling interest in the amount of $341.9 million, which was measured at fair value at the acquisition date. A reconciliation of the changes in the redeemable non-controlling interest is as follows:

Redeemable Non-Controlling Interest
(In thousands)
Balance at January 2, 2014	$341,907
Net income attributable to non-controlling interest	97
Other comprehensive income attributable to non-controlling interest	166
Foreign currency translation adjustments	517
Balance at June 30, 2014	$342,687

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On December 5, 2013, the Company's Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2014 through December 31, 2014, subject to any restrictions pursuant to the terms of the Company's credit agreements, indentures, applicable securities laws or otherwise.

For the six months ended June 30, 2014, the Company acquired a total of 813,317 shares of its common stock for $201.8 million. As of June 30, 2014, the Company had $198.2 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of operations	$11,230	$10,600	$22,212	$19,542
General and administrative	4,643	4,391	9,285	8,473
Total	$15,873	$14,991	$31,497	$28,015

During the six months ended June 30, 2014, the Company awarded 174,590 performance-based restricted stock units with a weighted average grant date fair value per share of $283.93 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company's earnings before taxes for the period from January 1, 2014 to December 31, 2014 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 18, 2015, an additional 33% of the award on February 18, 2016 and the final 34% of the award on February 21, 2017, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2014, the Company awarded 52,472 service-based restricted stock units with a weighted average grant date fair value per share of $280.87 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:

Three Months Ended June 30, 2014	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of March 31, 2014	$4,674	$(13,083)	$(8,409)
Changes in other comprehensive income (loss)	71	(5,857)	(5,786)
Balance as of June 30, 2014	$4,745	$(18,940)	$(14,195)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Three Months Ended June 30, 2013	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of March 31, 2013	$11,417	$(28,855)	$(17,438)
Changes in other comprehensive income (loss)	(6,550)	4,938	(1,612)
Balance as of June 30, 2013	$4,867	$(23,917)	$(19,050)

Six Months Ended June 30, 2014	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2013	$4,189	$(22,416)	$(18,227)
Changes in other comprehensive income (loss)	556	3,476	4,032
Balance as of June 30, 2014	$4,745	$(18,940)	$(14,195)

Six Months Ended June 30, 2013	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2012	$10,321	$(32,182)	$(21,861)
Changes in other comprehensive income (loss)	(5,454)	8,265	2,811
Balance as of June 30, 2013	$4,867	$(23,917)	$(19,050)

(1)
Primarily related to the impact of changes in the Canadian dollar and Euro exchange rates for the three and six months ended June 30, 2014 and to the impact of changes in the Canadian dollar exchange rate for the three and six months ended June 30, 2013.

There were no reclassifications out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014. A de minimis amount was reclassified out of accumulated other comprehensive income (loss) into net income for the six months ended June 30, 2013.

14. FINANCIAL INSTRUMENTS

In accordance with ASC 825, "Financial Instruments," the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments — The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$631,167	$631,167	$969,822	$969,822
Trade receivables, net	394,681	394,681	394,822	394,822
Credit card and loan receivables, net	8,050,314	8,050,314	8,069,713	8,069,713
Loan receivables held for sale	63,425	63,425	62,082	62,082
Redemption settlement assets, restricted	565,158	565,158	510,349	510,349
Cash collateral, restricted	34,710	34,710	34,124	34,124
Other investments	208,889	208,889	99,221	99,221
Financial liabilities
Accounts payable	320,678	320,678	210,019	210,019
Deposits	3,010,025	3,038,051	2,816,361	2,836,352
Non-recourse borrowings of consolidated securitization entities	4,311,916	4,357,684	4,591,916	4,618,205
Long-term and other debt	2,961,413	3,007,498	2,800,281	4,404,500
Derivative instruments	465	465	—	—
Contingent liability	249,067	249,067	—	—

Fair Value of Assets and Liabilities Held at June 30, 2014 and December 31, 2013

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

Other investments — Other investments consist of restricted cash, U.S. Treasury bonds and marketable securities. The fair value is based on quoted market prices for the same or similar securities.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$4,787	$—	$4,787	$—
Corporate bonds (1)	406,577	—	406,577	—
Cash collateral, restricted	34,710	—	—	34,710
Other investments (2)	208,889	135,659	73,230	—
Total assets measured at fair value	$654,963	$135,659	$484,594	$34,710

Derivative instruments (3)	$465	$—	$465	$—
Contingent liability (4)	249,067	—	—	249,067
Total liabilities measured at fair value	$249,532	$—	$465	$249,067

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

The following tables summarize the changes in fair value of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of June 30, 2014 and 2013:

	Cash Collateral, Restricted
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$34,425	$63,140	$34,124	$62,660
Total gains (realized or unrealized):
Included in earnings	285	311	586	791
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(17,500)	—	(17,500)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$34,710	$45,951	$34,710	$45,951

Gains for the period included in earnings related to assets still held at end of period	$285	$311	$586	$791

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 4 to 28 months, with a weighted average term of 11 months. The unobservable input used to calculate the fair value was the discount rate of 3.0%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value.

For the three and six months ended June 30, 2014 and 2013, gains included in earnings attributable to cash collateral, restricted are included in securitization funding costs in the Company's unaudited condensed consolidated statements of income.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Contingent Liability
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$250,508	$—	$—	$—
Total gains or losses (realized or unrealized):
Included in earnings	—	—	—	—
Purchases	—	—	248,702	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Foreign currency transaction adjustments	(1,441)	—	365	—
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$249,067	$—	$249,067	$—

Gains (losses) for the period included in earnings related to liability still held at end of period	$1,441	$—	$(365)	$—

The contingent liability represents the additional consideration that the Company may be required to pay in the first quarter of 2015 as part of the earn-out provisions included in the share purchase agreement for the BrandLoyalty acquisition. The contingent liability is included in accrued expenses in the Company's unaudited condensed consolidated balance sheets and is recorded at fair value. The fair value was determined using a Monte Carlo simulation valuation technique, which is based on certain key assumptions, including estimated 2014 earnings and net debt for BrandLoyalty, each as defined in the share purchase agreement, earnings volatility and a discount rate. Earnings volatility was determined based on observed market volatility for a guideline set of similar companies. The discount rate was based on observed borrowing rates on debt instruments with similar terms, adjusted for an unobservable risk premium. Significant increases in the estimated 2014 earnings for BrandLoyalty or significant decreases in the earnings volatility, discount rate or net debt for BrandLoyalty would result in an increase in the fair value of the contingent liability. Conversely, significant decreases in the estimated 2014 earnings for BrandLoyalty or significant increases in the earnings volatility, discount rate or net debt for BrandLoyalty would result in a decrease in the fair value of the contingent liability.

For the three and six months ended June 30, 2014, foreign currency transaction gains or losses included in earnings attributable to the contingent liability are included in cost of operations in the Company's unaudited condensed consolidated statements of income.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2014 and 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$631,167	$631,167	$—	$—
Credit card and loan receivables, net	8,050,314	—	—	8,050,314
Loan receivables held for sale	63,425	—	—	63,425
Total	$8,744,906	$631,167	$—	$8,113,739

Financial liabilities
Deposits	$3,038,051	$—	$3,038,051	$—
Non-recourse borrowings of consolidated securitization entities	4,357,684	—	4,357,684	—
Long-term and other debt	3,007,498	—	3,007,498	—
Total	$10,403,233	$—	$10,403,233	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$969,822	$969,822	$—	$—
Credit card and loan receivables, net	8,069,713	—	—	8,069,713
Loan receivables held for sale	62,082	—	—	62,082
Total	$9,101,617	$969,822	$—	$8,131,795

Financial liabilities
Deposits	$2,836,352	$—	$2,836,352	$—
Non-recourse borrowings of consolidated securitization entities	4,618,205	—	4,618,205	—
Long-term and other debt	4,404,500	—	4,404,500	—
Total	$11,859,057	$—	$11,859,057	$—

15. INCOME TAXES

For each of the three and six months ended June 30, 2014, the Company utilized an effective tax rate of 36.6% to calculate its provision for income taxes. For the three and six months ended June 30, 2013, the Company utilized an effective tax rate of 37.3% and 37.8%, respectively, to calculate its provision for income taxes. In accordance with ASC 740‑270, "Income Taxes — Interim Reporting," the Company's expected annual effective tax rate for calendar year 2014 based on all known variables is 36.6%.

16. SEGMENT INFORMATION

Operating segments are defined by ASC 280, "Segment Reporting," as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit. Segment operations consist of the following:

•	LoyaltyOne includes the Company's Canadian AIR MILES Reward Program and BrandLoyalty;

•	Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers; and

•	Private Label Services and Credit provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services for the Company's private label and co-brand credit card programs.

Corporate and other immaterial businesses are reported collectively as an "all other" category labeled "Corporate/Other." Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in "Corporate/Other." Total assets are not allocated to the segments.

Three Months Ended June 30, 2014	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$355,583	$357,088	$557,258	$187	$(4,958)	$1,265,158

Income (loss) before income taxes	60,056	25,598	194,891	(60,937)	—	219,608
Interest expense, net	2,082	(6)	29,785	31,071	—	62,932
Operating income (loss)	62,138	25,592	224,676	(29,866)	—	282,540
Depreciation and amortization	22,723	36,838	12,981	1,753	—	74,295
Stock compensation expense	2,705	5,262	3,263	4,643	—	15,873
Adjusted EBITDA (1)	87,566	67,692	240,920	(23,470)	—	372,708
Less: Securitization funding costs	—	—	22,300	—	—	22,300
Less: Interest expense on deposits	—	—	8,228	—	—	8,228
Less: Adjusted EBITDA attributable to non-controlling interest	10,214	—	—	—	—	10,214
Adjusted EBITDA, net (1)	$77,352	$67,692	$210,392	$(23,470)	$—	$331,966

Three Months Ended June 30, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$220,137	$331,841	$479,875	$—	$(3,761)	$1,028,092

Income (loss) before income taxes	59,177	24,166	184,450	(82,079)	—	185,714
Interest expense, net	(139)	(23)	31,173	52,455	—	83,466
Operating income (loss)	59,038	24,143	215,623	(29,624)	—	269,180
Depreciation and amortization	4,337	34,708	13,162	1,369	—	53,576
Stock compensation expense	2,800	4,742	3,059	4,390	—	14,991
Adjusted EBITDA (1)	66,175	63,593	231,844	(23,865)	—	337,747
Less: Securitization funding costs	—	—	24,694	—	—	24,694
Less: Interest expense on deposits	—	—	7,002	—	—	7,002
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$66,175	$63,593	$200,148	$(23,865)	$—	$306,051

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Six Months Ended June 30, 2014	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$684,553	$704,557	$1,119,054	$228	$(10,334)	$2,498,058

Income (loss) before income taxes	104,432	38,745	423,246	(132,770)	—	433,653
Interest expense, net	3,644	(19)	60,191	66,863	—	130,679
Operating income (loss)	108,076	38,726	483,437	(65,907)	—	564,332
Depreciation and amortization	44,972	73,915	25,674	3,807	—	148,368
Stock compensation expense	5,489	10,253	6,470	9,285	—	31,497
Adjusted EBITDA (1)	158,537	122,894	515,581	(52,815)	—	744,197
Less: Securitization funding costs	—	—	45,211	—	—	45,211
Less: Interest expense on deposits	—	—	16,462	—	—	16,462
Less: Adjusted EBITDA attributable to non-controlling interest	16,003	—	—	—	—	16,003
Adjusted EBITDA, net (1)	$142,534	$122,894	$453,908	$(52,815)	$—	$666,521

Six Months Ended June 30, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$461,044	$649,754	$977,223	$—	$(6,492)	$2,081,529

Income (loss) before income taxes	115,320	40,392	395,817	(157,134)	—	394,395
Interest expense, net	(420)	(39)	62,227	104,242	—	166,010
Operating income (loss)	114,900	40,353	458,044	(52,892)	—	560,405
Depreciation and amortization	8,659	68,928	26,496	2,343	—	106,426
Stock compensation expense	5,219	8,729	5,595	8,472	—	28,015
Adjusted EBITDA (1)	128,778	118,010	490,135	(42,077)	—	694,846
Less: Securitization funding costs	—	—	49,179	—	—	49,179
Less: Interest expense on deposits	—	—	14,009	—	—	14,009
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$128,778	$118,010	$426,947	$(42,077)	$—	$631,658

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280, "Segment Reporting," as they are the primary performance metrics utilized to assess performance of the segments.

17. SUBSEQUENT EVENT

On July 30, 2014, the Company acquired the existing co-brand credit card portfolio of Coldwater Creek. The purchase price was approximately $279.5 million, which is subject to customary purchase price adjustments.

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

Year in Review Highlights

For the six months ended June 30, 2014, revenue increased 20.0% to $2.5 billion and adjusted EBITDA, net increased 5.5% to $666.5 million as compared to the prior year period.

LoyaltyOne®

LoyaltyOne generates revenue primarily from our coalition loyalty program in Canada, the AIR MILES® Reward Program, and our recent acquisition of a 60% ownership interest in BrandLoyalty Group B.V., or BrandLoyalty. Revenue increased 48.5% to $684.6 million and adjusted EBITDA, net increased 10.7% to $142.5 million for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to the BrandLoyalty acquisition, which added $248.3 million and $24.0 million to revenue and adjusted EBITDA, net, respectively. A weaker Canadian dollar negatively impacted results of operations for the six months ended June 30, 2014, as the average foreign currency exchange rate was $0.91 as compared to $0.98 in the prior year period, which lowered revenue and adjusted EBITDA, net by $33.8 million and $9.2 million, respectively.

On January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty, a Netherlands-based, data-driven loyalty marketer that designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expands our presence across Europe, Asia and Latin America. See Note 3, "Acquisition," of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

For the AIR MILES Reward Program, AIR MILES reward miles issued and AIR MILES reward miles redeemed are two key drivers and indicators of success. The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to remain unredeemed.

For those sponsor contracts not yet subject to Accounting Standards Update, or ASU, 2009-13, "Multiple-Deliverable Revenue Arrangements," the allocation of the fees received from AIR MILES reward miles issued is allocated to the redemption element based on the fair value of the redemption element, and the service element is determined based on the residual method. For sponsor contracts subject to ASU 2009-13, we determine the selling price for all of the deliverables in the arrangement, and use the relative selling price method to allocate the arrangement consideration among the deliverables. Proceeds from the issuance of AIR MILES reward miles under these contracts are allocated to three elements: the redemption element, the service element and the brand element, based on the relative selling price method. Revenue for the redemption element is recognized at the time an AIR MILES reward mile is redeemed. For the service element, revenue is recognized over the estimated life of an AIR MILES reward mile. Revenue attributable to the brand element is recognized at the time an AIR MILES reward mile is issued.

AIR MILES reward miles issued during the six months ended June 30, 2014 decreased 2.0% compared to the same period in the prior year, as the merger of two of our top grocery sponsors and newly enacted regulations related to prescription drug purchases negatively impacted our AIR MILES reward miles issued. For the year, we still expect AIR MILES reward miles issuance growth in the single-digit range, driven by increased promotional activity by our sponsors and new initiatives within AIR MILES Cash. AIR MILES reward miles redeemed during the six months ended June 30, 2014 increased 2.8% compared to the same period in the prior year due to increased redemptions through the AIR MILES Cash program option. For the six months ended June 30, 2014, AIR MILES Cash represented approximately 14% of the AIR MILES reward miles issued, compared to 11% in the prior year period.

During the six months ended June 30, 2014, LoyaltyOne signed a cross-Canada, long-term agreement with Sobeys, a national grocery retailer in Canada who acquired Canada Safeway in late 2013, to continue its participation and expand its Sobeys-owned banners as sponsors in the AIR MILES Reward Program. We also signed new multi-year agreements with Kent Building Supplies, a Canadian home improvement products retailer, and Moneris Solutions Corporation, a Canadian credit and debit card processor, to participate as sponsors in the AIR MILES Reward Program. Finally, we signed a new multi-year consulting agreement with Loblaw Companies Limited to develop and execute merchandising and marketing strategies.

Index

The Company has an approximate 37% ownership in CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil's dotz coalition loyalty program, which operates in 10 markets and has more than 12 million collectors enrolled as of June 30, 2014. We expect dotz to expand to 13 markets by the end of 2014. Dotz did not have a significant impact to our results of operations for the three and six months ended June 30, 2014 and 2013, respectively, and is not expected to have an impact to our results of operations for the remainder of 2014.

Epsilon®

Revenue increased 8.4% to $704.6 million and adjusted EBITDA, net increased 4.1% to $122.9 million for the six months ended June 30, 2014 as compared to the same period in 2013. Revenue growth was positive in all major product offerings, with marketing technology increasing 12.4%, agency increasing 7.7% and our data products increasing 1.4% percent. This growth was dampened in part by an increase in operating costs with the onboarding of new clients, higher health care costs and severance associated with the integration of HMI.

During the six months ended June 30, 2014, Epsilon announced new multi-year agreements with ANN INC., operator of leading women's specialty retail fashion brands, to provide a customer relationship management database solution, and FordDirect, a joint venture between Ford Motor Company and its franchised dealers, to build and host a customer relationship management database and provide database marketing services. Additionally, we announced new multi-year agreements with Ebates Inc. to provide email marketing services and UncommonGoods to provide database marketing services.

Private Label Services and Credit

Revenue increased 14.5% to $1.1 billion and adjusted EBITDA, net increased 6.3% to $453.9 million for the six months ended June 30, 2014 as compared to the same period in 2013.

For the six months ended June 30, 2014, average credit card and loan receivables increased 16.3% as compared to the same period in the prior year as a result of increased credit sales. Credit sales increased 19.5% for the six months ended June 30, 2014 due to strong core cardholder spending and new client signings.

Delinquency rates increased slightly to 4.0% of principal receivables at June 30, 2014, up from 3.9% at June 30, 2013. The principal net charge-off rate for the six months ended June 30, 2014 was 4.6%, as compared to 4.5% in the prior year period.

During the six months ended June 30, 2014, we announced new multi-year agreements to provide private label credit card services to Overstock.com, JD Williams, International Diamond Distributors and Venus. We also announced multi-year renewal agreements with Bealls and Burkes Outlet and Eddie Bauer to continue providing private label credit card services and multi-year renewal agreements with HSN and with ANN INC. brands, Ann Taylor and LOFT, to continue providing private label and co-brand credit card services.

Additionally, we announced new multi-year agreements to provide co-brand credit card services to American Kennel Club, Orbitz, DSW Inc. and Virgin America. We also announced a new multi-year agreement with Good Sam Enterprises to provide co-brand credit card services and to acquire the existing co-brand credit card portfolio at a future date.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See "Recently Issued Accounting Standards" and "Recently Adopted Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued and adopted during 2014.

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

We use adjusted EBITDA and adjusted EBITDA, net as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management. Adjusted EBITDA and adjusted EBITDA, net are each considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of intangible assets, including certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense. Stock compensation expense is not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. In addition to the above, adjusted EBITDA, net also excludes the interest associated with financing our credit card and loan receivables, which represents securitization funding costs and interest on deposits, and the percentage of the adjusted EBITDA attributable to the non-controlling interest. We believe that adjusted EBITDA and adjusted EBITDA, net provide useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and adjusted EBITDA, net are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and adjusted EBITDA, net are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The adjusted EBITDA and adjusted EBITDA, net measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$139,189	$116,440	$274,936	$245,419
Stock compensation expense	15,873	14,991	31,497	28,015
Provision for income taxes	80,419	69,274	158,717	148,976
Interest expense, net	62,932	83,466	130,679	166,010
Depreciation and other amortization	25,973	20,446	51,485	40,006
Amortization of purchased intangibles	48,322	33,130	96,883	66,420
Adjusted EBITDA	372,708	337,747	744,197	694,846
Less: Securitization funding costs	22,300	24,694	45,211	49,179
Less: Interest expense on deposits	8,228	7,002	16,462	14,009
Less: Adjusted EBITDA attributable to non-controlling interest	10,214	—	16,003	—
Adjusted EBITDA, net	$331,966	$306,051	$666,521	$631,658

Index

Consolidated Results of Operations
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,		% Change
	2014	2013	2014 to 2013
Revenues	(In thousands, except percentages)
Transaction	$80,248	$79,573	0.8%
Redemption	268,504	138,342	94.1
Finance charges, net	538,186	462,739	16.3
Database marketing fees and direct marketing services	339,819	309,495	9.8
Other revenue	38,401	37,943	1.2
Total revenue	1,265,158	1,028,092	23.1
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	783,369	619,285	26.5
Provision for loan loss	96,652	57,796	67.2
General and administrative	28,302	28,255	0.2
Depreciation and other amortization	25,973	20,446	27.0
Amortization of purchased intangibles	48,322	33,130	45.9
Total operating expenses	982,618	758,912	29.5
Operating income	282,540	269,180	5.0
Interest expense
Securitization funding costs	22,300	24,694	(9.7)
Interest expense on deposits	8,228	7,002	17.5
Interest expense on long-term and other debt, net	32,404	51,770	(37.4)
Total interest expense, net	62,932	83,466	(24.6)
Income before income tax	219,608	185,714	18.3%
Provision for income taxes	80,419	69,274	16.1
Net income	$139,189	$116,440	19.5%

Key Operating Metrics:
Private label statements generated	51,245	47,309	8.3%
Credit sales	$4,497,642	$3,691,780	21.8%
Average credit card and loan receivables	$8,170,572	$6,964,945	17.3%
AIR MILES reward miles issued	1,246,631	1,251,857	(0.4)%
AIR MILES reward miles redeemed	1,038,844	933,964	11.2%

Revenue. Total revenue increased $237.1 million, or 23.1%, to $1.3 billion for the three months ended June 30, 2014 from $1.0 billion for the three months ended June 30, 2013. The increase was due to the following:

•
Transaction. Revenue increased $0.7 million, or 0.8%, to $80.2 million for the three months ended June 30, 2014. Other servicing fees charged to our credit cardholders increased $5.8 million, and merchant fees, which are transaction fees charged to the retailer, decreased $3.6 million. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $1.7 million due to the impact of an unfavorable Canadian exchange rate.

•
Redemption. Revenue increased $130.2 million, or 94.1%, to $268.5 million for the three months ended June 30, 2014 due to the BrandLoyalty acquisition, which added $135.4 million. Excluding the BrandLoyalty acquisition, redemption revenue decreased $5.2 million, as revenue growth from the 11.2% increase in AIR MILES reward miles redeemed was offset by an unfavorable Canadian exchange rate, which negatively impacted redemption revenue by $8.8 million, and the change in estimate of our breakage rate in December 2013.

•
Finance charges, net. Revenue increased $75.4 million, or 16.3%, to $538.2 million for the three months ended June 30, 2014 due to a 17.3% increase in average credit card and loan receivables, which increased revenue $80.1 million. This increase was offset in part by a 20 basis point decline in yield due to the onboarding of new programs, which decreased revenue $4.7 million.

Index

•
Database marketing fees and direct marketing. Revenue increased $30.3 million, or 9.8%, to $339.8 million for the three months ended June 30, 2014. The increase in revenue was driven by marketing technology revenue, which increased $13.5 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients. Agency revenue increased $10.2 million due to demand in the automotive vertical. Marketing analytic services provided by LoyaltyOne also increased $8.0 million due to new client signings.

•	Other revenue. Revenue increased $0.5 million, or 1.2%, to $38.4 million for the three months ended June 30, 2014 due to additional consulting services provided by Epsilon.

Cost of operations. Cost of operations increased $164.1 million, or 26.5%, to $783.4 million for the three months ended June 30, 2014 as compared to $619.3 million for the three months ended June 30, 2013. The increase resulted from growth across each of our segments, including the following:

•
Within the LoyaltyOne segment, cost of operations increased $114.0 million due to the BrandLoyalty acquisition, which added $110.9 million. Excluding the BrandLoyalty acquisition, cost of operations increased $3.1 million due to higher data processing costs of $5.5 million related to the increase in marketing analytical revenue discussed above. Additionally, increases in costs of fulfillment due to the increase in the number of AIR MILES reward miles redeemed were offset by the impact of the decline in the Canadian exchange rate.

•
Within the Epsilon segment, cost of operations increased $21.7 million due to an increase in payroll and benefits expense of $13.1 million associated with an increase in the number of associates to support growth, including the onboarding of new clients, as well as an increase of $8.3 million in direct marketing expenses associated with the increase in revenue.

•
Within the Private Label Services and Credit segment, cost of operations increased by $29.7 million. Payroll and benefits expense increased $16.2 million due to an increase in the number of associates to support growth, and marketing expenses increased $4.2 million due to growth in credit sales. Other operating expenses increased $9.3 million due to higher credit card processing costs associated with the increase in the number of statements generated and higher data processing expenses.

Provision for loan loss. Provision for loan loss increased $38.9 million, or 67.2%, to $96.7 million for the three months ended June 30, 2014 as compared to $57.8 million for the three months ended June 30, 2013. The increase in the provision was a result of the growth in credit card and loan receivables. The net charge-off rate was 4.4% for the three months ended June 30, 2014 as compared to 4.6% for the three months ended June 30, 2013. Delinquency rates were 4.0% of principal credit card and loan receivables at June 30, 2014 as compared to 3.9% at June 30, 2013.

General and administrative. General and administrative expenses remained flat at $28.3 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Depreciation and other amortization. Depreciation and other amortization increased $5.5 million, or 27.0%, to $26.0 million for the three months ended June 30, 2014 as compared to $20.4 million for the three months ended June 30, 2013, due to additional assets placed into service from recent capital expenditures and the BrandLoyalty acquisition, which added $1.4 million.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $15.2 million, or 45.9%, to $48.3 million for the three months ended June 30, 2014 as compared to $33.1 million for the three months ended June 30, 2013. The increase relates to $16.5 million of additional amortization associated with the intangible assets from the BrandLoyalty acquisition.

Interest expense, net. Total interest expense, net decreased $20.5 million, or 24.6%, to $62.9 million for the three months ended June 30, 2014 as compared to $83.5 million for the three months ended June 30, 2013. The decrease was due to the following:

•	Securitization funding costs. Securitization funding costs decreased $2.4 million due to lower average interest rates for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This decrease was offset in part by higher average borrowings.

Index

•	Interest expense on deposits. Interest expense on deposits increased $1.2 million due to higher average borrowings.

•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $19.4 million. This decrease was due to a $24.2 million decline in interest expense associated with the maturity of the convertible senior notes in August 2013 and May 2014, offset by an increase of $2.8 million related to additional borrowings on our credit facility and an increase of $2.2 million related to assumed debt from the BrandLoyalty acquisition.

Taxes. Income tax expense increased $11.1 million to $80.4 million for the three months ended June 30, 2014 from $69.3 million for the three months ended June 30, 2013 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the three months ended June 30, 2014 improved to 36.6% as compared to 37.3% for the three months ended June 30, 2013, primarily due to the expected reinvestment of international profits into international expansion efforts.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,		% Change
	2014	2013	2014 to 2013
Revenues	(In thousands, except percentages)
Transaction	$164,228	$161,921	1.4%
Redemption	512,194	298,354	71.7
Finance charges, net	1,074,447	940,143	14.3
Database marketing fees and direct marketing services	668,288	605,101	10.4
Other revenue	78,901	76,010	3.8
Total revenue	2,498,058	2,081,529	20.0
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,555,795	1,239,707	25.5
Provision for loan loss	167,234	124,444	34.4
General and administrative	62,329	50,547	23.3
Depreciation and other amortization	51,485	40,006	28.7
Amortization of purchased intangibles	96,883	66,420	45.9
Total operating expenses	1,933,726	1,521,124	27.1
Operating income	564,332	560,405	0.7
Interest expense
Securitization funding costs	45,211	49,179	(8.1)
Interest expense on deposits	16,462	14,009	17.5
Interest expense on long-term and other debt, net	69,006	102,822	(32.9)
Total interest expense, net	130,679	166,010	(21.3)
Income before income tax	433,653	394,395	10.0%
Provision for income taxes	158,717	148,976	6.5
Net income	$274,936	$245,419	12.0%

Key Operating Metrics:
Private label statements generated	102,129	93,929	8.7%
Credit sales	$8,111,813	$6,787,426	19.5%
Average credit card and loan receivables	$8,096,612	$6,964,255	16.3%
AIR MILES reward miles issued	2,393,558	2,443,380	(2.0)%
AIR MILES reward miles redeemed	2,095,078	2,038,292	2.8%

Revenue. Total revenue increased $416.5 million, or 20.0%, to $2.5 billion for the six months ended June 30, 2014 from $2.1 billion for the six months ended June 30, 2013. The increase was due to the following:

•	Transaction. Revenue increased $2.3 million, or 1.4%, to $164.2 million for the six months ended June 30, 2014. Other servicing fees charged to our credit cardholders increased $10.5 million, and merchant fees, which are transaction fees charged to the retailer, decreased $2.3 million. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $6.5 million due to the impact of an unfavorable Canadian exchange rate.

Index

•	Redemption. Revenue increased $213.8 million, or 71.7%, to $512.2 million for the six months ended June 30, 2014 due to the BrandLoyalty acquisition, which added $246.1 million, as well as a 2.8% increase in AIR MILES reward miles redeemed. These increases were offset by an unfavorable Canadian exchange rate, which negatively impacted redemption revenue by $21.3 million, and the change in estimate of our breakage rate in December 2013.

•	Finance charges, net. Revenue increased $134.3 million, or 14.3%, to $1.1 billion for the six months ended June 30, 2014 due to a 16.3% increase in average credit card and loan receivables, which increased revenue $152.9 million. This increase was offset in part by a 50 basis point decline in yield due to the onboarding of new programs, which decreased revenue $18.6 million.

•	Database marketing fees and direct marketing. Revenue increased $63.2 million, or 10.4%, to $668.3 million for the six months ended June 30, 2014. The increase in revenue was driven by marketing technology revenue, which increased $23.6 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients. Agency revenue increased $23.8 million due to demand in the automotive vertical. Marketing analytic services provided by LoyaltyOne also increased $16.4 million due to new client signings.

•	Other revenue. Revenue increased $2.9 million, or 3.8%, to $78.9 million for the six months ended June 30, 2014 due to additional consulting services provided by Epsilon.

Cost of operations. Cost of operations increased $316.1 million, or 25.5%, to $1.6 billion for the six months ended June 30, 2014 as compared to $1.2 billion for the six months ended June 30, 2013. The increase resulted from growth across each of our segments, including the following:

•	Within the LoyaltyOne segment, cost of operations increased $194.0 million due to the BrandLoyalty acquisition, which added $208.3 million. This increase was offset by a decrease of $13.1 million in fulfillment costs for the AIR MILES Reward Program, as increases in costs due to the increase in the number of AIR MILES redeemed were offset by the impact of a decline in the Canadian exchange rate.

•	Within the Epsilon segment, cost of operations increased $51.4 million due to an increase in payroll and benefits expense of $30.1 million associated with an increase in the number of associates to support growth, including the onboarding of new clients, and an increase of $18.8 million in direct marketing expenses associated with the increase in revenue.

•	Within the Private Label Services and Credit segment, cost of operations increased by $74.5 million. Payroll and benefits expense increased $40.1 million due to an increase in the number of associates to support growth, and marketing expenses increased $11.1 million due to growth in credit sales. Other operating expenses increased $23.3 million due to higher credit card processing costs associated with the increase in the number of statements generated and higher data processing expenses.

Provision for loan loss. Provision for loan loss increased $42.8 million, or 34.4%, to $167.2 million for the six months ended June 30, 2014 as compared to $124.4 million for the six months ended June 30, 2013. The increase in the provision was a result of the growth in credit card and loan receivables. The net charge-off rate was 4.6% for the six months ended June 30, 2014 as compared to 4.5% for the six months ended June 30, 2013. Delinquency rates were 4.0% of principal credit card and loan receivables at June 30, 2014 as compared to 3.9% at June 30, 2013.

General and administrative. General and administrative expenses increased $11.8 million, or 23.3%, to $62.3 million for the six months ended June 30, 2014 as compared to $50.5 million for the six months ended June 30, 2013 due to higher payroll, benefits, data processing expenses and consulting costs.

Depreciation and other amortization. Depreciation and other amortization increased $11.5 million, or 28.7%, to $51.5 million for the six months ended June 30, 2014 as compared to $40.0 million for the six months ended June 30, 2013, due to additional assets placed into service from recent capital expenditures and the BrandLoyalty acquisition, which added $2.7 million.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $30.5 million, or 45.9%, to $96.9 million for the six months ended June 30, 2014 as compared to $66.4 million for the six months ended June 30, 2013. The increase relates to $33.0 million of additional amortization associated with the intangible assets from the BrandLoyalty acquisition.

Index

Interest expense, net. Total interest expense, net decreased $35.3 million, or 21.3%, to $130.7 million for the six months ended June 30, 2014 as compared to $166.0 million for the six months ended June 30, 2013. The decrease was due to the following:

•	Securitization funding costs. Securitization funding costs decreased $4.0 million due to lower average interest rates for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This decrease was offset in part by higher average borrowings.

•	Interest expense on deposits. Interest expense on deposits increased $2.5 million due to higher average borrowings.

•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $33.8 million due to a $42.2 million decrease associated with the maturity of the convertible senior notes in August 2013 and May 2014, offset by an increase of $4.6 million related to additional borrowings on our credit facility and an increase of $4.1 million related to assumed debt from the BrandLoyalty acquisition.

Taxes. Income tax expense increased $9.7 million to $158.7 million for the six months ended June 30, 2014 from $149.0 million for the six months ended June 30, 2013 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the six months ended June 30, 2014 improved to 36.6% as compared to 37.8% for the six months ended June 30, 2013, primarily due to the expected reinvestment of international profits into international expansion efforts.

Segment Revenue and Adjusted EBITDA, net

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,		% Change
	2014	2013	2014 to 2013
Revenue:	(In thousands, except percentages)
LoyaltyOne	$355,583	$220,137	61.5%
Epsilon	357,088	331,841	7.6
Private Label Services and Credit	557,258	479,875	16.1
Corporate/Other	187	—	nm *
Eliminations	(4,958)	(3,761)	nm *
Total	$1,265,158	$1,028,092	23.1%
Adjusted EBITDA, net (1):
LoyaltyOne	$77,352	$66,175	16.9%
Epsilon	67,692	63,593	6.4
Private Label Services and Credit	210,392	200,148	5.1
Corporate/Other	(23,470)	(23,865)	1.7
Eliminations	—	—	—
Total	$331,966	$306,051	8.5%

(1)
Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.

*	not meaningful.

Index

Revenue. Total revenue increased $237.1 million, or 23.1%, to $1.3 billion for the three months ended June 30, 2014 from $1.0 billion for the three months ended June 30, 2013. The net increase was due to the following:

•	LoyaltyOne. Revenue increased $135.4 million, or 61.5%, to $355.6 million for the three months ended June 30, 2014, as the BrandLoyalty acquisition contributed $136.4 million to revenue. Excluding the BrandLoyalty acquisition, LoyaltyOne revenue decreased $1.0 million due to decreases in AIR MILES reward miles issuance fees and redemption revenue as a result of the unfavorable impact of a decline in the Canadian exchange rate and the change in estimate of our breakage rate in December 2013. These decreases were offset in part by an increase in marketing analytic services due to new client signings.

•	Epsilon. Revenue increased $25.2 million, or 7.6%, to $357.1 million for the three months ended June 30, 2014. Marketing technology revenue increased $14.8 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients. Additionally, agency revenue increased $11.5 million due to increased demand in the automotive vertical during the three months ended June 30, 2014.

•	Private Label Services and Credit. Revenue increased $77.4 million, or 16.1%, to $557.3 million for the three months ended June 30, 2014. Finance charges, net increased by $75.4 million, driven by a 17.3% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Transaction revenue increased $2.2 million due to an increase in other servicing fees of $5.8 million, offset by a decrease in merchant fees of $3.6 million.

Adjusted EBITDA, net. Adjusted EBITDA, net increased $25.9 million, or 8.5%, to $332.0 million for the three months ended June 30, 2014 from $306.1 million for the three months ended June 30, 2013. The increase was due to the following:

•	LoyaltyOne. Adjusted EBITDA, net increased $11.2 million, or 16.9%, to $77.4 million for the three months ended June 30, 2014. Adjusted EBITDA, net was positively impacted by the BrandLoyalty acquisition, which contributed $15.3 million, while a weaker Canadian dollar negatively impacted adjusted EBITDA, net by $4.0 million.

•	Epsilon. Adjusted EBITDA, net increased $4.1 million, or 6.4%, to $67.7 million for the three months ended June 30, 2014. Adjusted EDITDA, net was positively impacted by the signing of new clients, increased services provided to existing clients and increased demand in the automotive vertical, but was negatively impacted by new client onboarding expenses.

•	Private Label Services and Credit. Adjusted EBITDA, net increased $10.2 million, or 5.1%, to $210.4 million for the three months ended June 30, 2014. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.

•	Corporate/Other. Adjusted EBITDA, net increased $0.4 million to a loss of $23.5 million for the three months ended June 30, 2014 due to lower payroll and benefits costs.

Index

Six months ended June  30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,		% Change
	2014	2013	2014 to 2013
Revenue:	(In thousands, except percentages)
LoyaltyOne	$684,553	$461,044	48.5%
Epsilon	704,557	649,754	8.4
Private Label Services and Credit	1,119,054	977,223	14.5
Corporate/Other	228	—	nm *
Eliminations	(10,334)	(6,492)	nm *
Total	$2,498,058	$2,081,529	20.0%
Adjusted EBITDA, net (1):
LoyaltyOne	$142,534	$128,778	10.7%
Epsilon	122,894	118,010	4.1
Private Label Services and Credit	453,908	426,947	6.3
Corporate/Other	(52,815)	(42,077)	(25.5)
Eliminations	—	—	—
Total	$666,521	$631,658	5.5%

(1)
Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.

*	not meaningful.

Revenue. Total revenue increased $416.5 million, or 20.0%, to $2.5 billion for the six months ended June 30, 2014 from $2.1 billion for the six months ended June 30, 2013. The net increase was due to the following:

•	LoyaltyOne. Revenue increased $223.5 million, or 48.5%, to $684.6 million for the six months ended June 30, 2014, as the BrandLoyalty acquisition contributed $248.3 million to revenue. Excluding the BrandLoyalty acquisition, LoyaltyOne revenue decreased $24.8 million due to decreases in AIR MILES reward miles issuance fees and redemption revenue as a result of the unfavorable impact of a decline in the Canadian exchange rate and the change in estimate of our breakage rate in December 2013.

•	Epsilon. Revenue increased $54.8 million, or 8.4%, to $704.6 million for the six months ended June 30, 2014. Agency revenue increased $27.2 million due to increased demand in the automotive vertical. Additionally, marketing technology revenue increased $26.5 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients.

•	Private Label Services and Credit. Revenue increased $141.8 million, or 14.5%, to $1.1 billion for the six months ended June 30, 2014. Finance charges, net increased by $134.3 million, driven by a 16.3% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Transaction revenue increased $8.2 million due to an increase in other servicing fees of $10.5 million, offset by a decrease in merchant fees of $2.3 million.

Adjusted EBITDA, net. Adjusted EBITDA, net increased $34.9 million, or 5.5%, to $666.5 million for the six months ended June 30, 2014 from $631.7 million for the six months ended June 30, 2013. The increase was due to the following:

•	LoyaltyOne. Adjusted EBITDA, net increased $13.8 million, or 10.7%, to $142.5 million for the six months ended June 30, 2014. Adjusted EBITDA, net was positively impacted by the BrandLoyalty acquisition, which contributed $24.0 million, while a weaker Canadian dollar negatively impacted adjusted EBITDA, net by $9.2 million.

Index

•	Epsilon. Adjusted EBITDA, net increased $4.9 million, or 4.1%, to $122.9 million for the six months ended June 30, 2014. Adjusted EDITDA, net was positively impacted by the signing of new clients, increased services provided to existing clients and increased demand in the automotive vertical, but was negatively impacted by new client onboarding expenses, higher health care costs due to increased participation and severance associated with the integration of HMI.

•	Private Label Services and Credit. Adjusted EBITDA, net increased $27.0 million, or 6.3%, to $453.9 million for the six months ended June 30, 2014. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.

•	Corporate/Other. Adjusted EBITDA, net decreased $10.7 million to a loss of $52.8 million for the six months ended June 30, 2014 related to increases in payroll, benefits and consulting costs.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our credit card and loan receivables, the success of our collection and recovery efforts, and general economic conditions.

Delinquencies. A credit card account is contractually delinquent when we do not receive the minimum payment by the specified due date on the cardholder's statement. Our policy is to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder's billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	June 30, 2014	% of Total	December 31, 2013	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$8,096,112	100.0%	$8,166,961	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	115,647	1.5%	114,430	1.4%
61 to 90 days	74,923	0.9	74,700	0.9
91 or more days	129,309	1.6	150,425	1.9
Total	$319,879	4.0%	$339,555	4.2%

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

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except percentages)
Average credit card receivables	$8,170,572	$6,964,945	$8,096,612	$6,964,255
Net charge-offs of principal receivables	90,730	80,416	187,323	158,006
Net charge-offs as a percentage of average credit card receivables	4.4%	4.6%	4.6%	4.5%

See Note 4, "Credit Card and Loan Receivables," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We generated cash flow from operating activities of $587.8 million and $530.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in operating cash flows in 2014 was due to increased profitability and a source of cash from working capital for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

We utilize our cash flow from operations for ongoing business operations, repayments of our revolving line of credit or other debt, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $652.1 million and $331.7 million for the six months ended June 30, 2014 and 2013, respectively. Significant components of investing activities are as follows:

•	Redemption settlement assets. Cash decreased $57.5 million and $47.7 million for the six months ended June 30, 2014 and 2013, respectively, due to the increase in funding requirements resulting from the changes in our estimate of breakage in each of December 2013 and December 2012.

•	Restricted cash. During the six months ended June 30, 2013, cash decreased $271.1 due to principal accumulation for the repayment of non-recourse borrowings of consolidated securitization entities maturing in July 2013. No such principal accumulation was required during the six months ended June 30, 2014.

•	Credit card and loan receivables, net. Cash decreased $151.1 million during the six months ended June 30, 2014 as growth in our credit card receivables outpaced the seasonal paydown from December 31, 2013. During the six months ended June 30, 2013, cash increased $83.4 million due to typical seasonal declines in credit card receivables from December 31, 2012.

•	Payments for acquired business, net of cash acquired. During the six months ended June 30, 2014, we utilized cash of $259.5 million for the acquisition of our 60% ownership interest in BrandLoyalty, acquired on January 2, 2014.

•	Capital expenditures. Our capital expenditures for the six months ended June 30, 2014 were $77.3 million compared to $59.0 million for the comparable period in 2013 due to our overall growth, as capital expenditures as a percentage of revenue have remained at approximately 3% for each of the respective periods. We anticipate capital expenditures not to exceed approximately 3% of annual revenue for the foreseeable future.

•	Purchases of other investments. Our purchases of other investments were $105.9 million for the six months ended June 30, 2014, as compared to $18.3 million for the comparable period in 2013. The increase in purchases of other investments is a result of the purchase of $100.1 million of long-term U.S. Treasury bonds in June 2014.

Financing Activities. Cash used in financing activities was $273.0 million and $334.3 million for the six months ended June 30, 2014 and 2013, respectively The primary uses of cash for the six months ended June 30, 2014 were associated with the settlement of the 2014 convertible senior notes and repurchases of our common stock for $201.8 million, offset by net borrowings under our debt agreements of $333.0 million, in part to settle the 2014 convertible senior notes. During the six months ended June 30, 2014, we settled our 2014 convertible senior notes in cash, which resulted in a cash outflow of $1.9 billion offset by cash received from our hedge counterparties of $1.5 billion, or net cash used in financing activities of $345.0 million. Our financing activities during the six months ended June 30, 2013 relate primarily to borrowings and repayments of deposits and asset-backed securities debt, settlements for early conversions of the 2013 convertible senior notes and repurchases of our common stock.

Index

Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreements and issuances of debt and equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We continue to expand our brokered certificates of deposit and our money market deposits to supplement liquidity for our credit card and loan receivables.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 14.0%, 13.9% and 15.3%, respectively, at June 30, 2014. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 15.8%, 15.0% and 17.1%, respectively, at June 30, 2014.  Based on these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized.

As of June 30, 2014, total capacity under the conduit facilities was $1.6 billion, of which $860.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

As part of the BrandLoyalty acquisition, we assumed the debt outstanding under BrandLoyalty's Amended and Restated Senior Facilities Agreement. As of June 30, 2014, the outstanding balance under the credit facility was $125.7 million.

As of June 30, 2014, we had $720.0 million of borrowings under our credit facility, with total availability at $530.0 million. In July 2014, we exercised in part the accordion feature of the 2013 Credit Agreement and increased the capacity under the 2013 Credit Facility by $50.0 million to $1.3 billion. Our total leverage ratio, as defined in our credit agreement, was 2.2 to 1 at June 30, 2014, as compared to the maximum covenant ratio of 3.5 to 1.

As of June 30, 2014, we were in compliance with our covenants.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the contingent liability associated with the BrandLoyalty acquisition.

Senior Notes due 2022. In July 2014, we issued and sold $600.0 million aggregate principal amount of 5.375% senior notes due August 1, 2022, or the Senior Notes due 2022. The Senior Notes due 2022 accrue interest on the principal amount at the rate of 5.375% per annum from July 29, 2014, payable semi-annually in arrears, on February 1 and August 1 of each year, beginning on February 1, 2015. The Senior Notes due 2022 are unsecured and are guaranteed on a senior unsecured basis by each of our existing and future domestic restricted subsidiaries that becomes liable for any debt under our domestic credit facilities, including the 2013 Credit Agreement.

Convertible Senior Notes. In June 2009, we issued $345.0 million aggregate principal amount of convertible senior notes that matured and were repaid on May 15, 2014. We settled in cash the 2014 convertible senior notes, which were surrendered for conversion for $1,864.8 million. We applied $1,519.8 million of cash from the counterparties in settlement of the related convertible note hedge transactions.

Securitization Program. We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Master Note Trust, or the WFC Trust. These securitization programs are the primary vehicle through which we finance Comenity Bank's and Comenity Capital Bank's credit card receivables.

As of June 30, 2014, the WFN Trusts and the WFC Trust had approximately $6.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

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

In February 2014, Master Trust I issued $625.0 million of asset-backed term securities, $175.0 million of which we retained and eliminated from the unaudited condensed consolidated financial statements. These securities mature in February 2016 and have a variable interest rate equal to LIBOR plus a margin of 0.38%.

In February 2014, Master Trust I renewed its 2009-VFN conduit facility, extending the maturity to February 29, 2016, with a total capacity of $700.0 million.

In May 2014, the WFC Trust renewed its 2009-VFN conduit facility, extending the maturity to May 31, 2016, with a total capacity of $450.0 million.

At June 30, 2014, we had $4.3 billion of non-recourse borrowings of consolidated securitization entities, of which $643.8 million is due within the next 12 months.

The following table shows the maturities of borrowing commitments as of June 30, 2014 for the WFN Trusts and the WFC Trust by year:

	2014	2015	2016	2017	2018 and Thereafter	Total
	(In thousands)
Term notes	$250,000	$393,750	$1,050,000	$325,000	$1,433,166	$3,451,916
Conduit facilities (1)	—	440,000	1,150,000	—	—	1,590,000
Total (2)	$250,000	$833,750	$2,200,000	$325,000	$1,433,166	$5,041,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.

(2)	Total amounts do not include $1.3 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.

In July 2014, Master Trust I issued $394.7 million of asset-backed term securities, $94.7 million of which was retained and will be eliminated from the unaudited condensed consolidated financial statements. These securities mature in September 2015 and have a fixed interest rate of 0.61%.

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

See Note 9, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In January 2014, we acquired a 60% ownership interest in BrandLoyalty Group B.V. Because of the timing of the acquisition, BrandLoyalty was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of June 30, 2014. BrandLoyalty represented $1.2 billion of our total assets at June 30, 2014 and contributed $248.3 million in revenues and $0.3 million of pre-tax income for the six months ended June 30, 2014.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "predict," "project," "would" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of this Quarterly Report.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
During 2014:				(Dollars in millions)
April 1-30	419,326	$255.24	411,872	$246.0
May 1-31	204,047	238.97	200,000	198.2
June 1-30	3,396	268.84	—	198.2
Total	626,769	$250.02	611,872	$198.2

(1)
During the period represented by the table, 14,897 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

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

10.1
Form of Amendment to Issuer Warrant Transaction and Additional Warrant Transaction, dated as of June 11, 2014, by and between Alliance Data Systems Corporation and each of Bank of America, N.A.; J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch; and Barclays Bank PLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 12, 2014, File No. 001-15749).

10.2
Series 2014-B Indenture Supplement, dated as of July 18, 2014, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit No. 4.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on July 22, 2014, File Nos. 333-166240, 333-60418, 333-188583, 333-166240-01, 333-113669, 333-166240-02, 333-60418-01, 333-189182, 333-189182-01).

+10.3
First Amendment to the Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan, dated as of May 1, 2014 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2014, File No. 001-15749).

10.4
Purchase Agreement, dated July 24, 2014, by and among Alliance Data Systems Corporation, certain of its subsidiaries, and the several Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 28, 2014, File No. 001-15749).

10.5
Indenture, dated July 29, 2014, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as trustee (including the form of the Company's 5.375% Senior Note due August 1, 2022) (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 30, 2014, File No. 001-15749).

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
Date: August 5, 2014

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer
Date: August 5, 2014