Form 10-Q
period 2014-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2014-11-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(214) 494-3000
(Registrant's telephone number, including area code)
________________

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of October 31, 2014, 59,411,741 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I
Item 1.	Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$634,824	$969,822
Trade receivables, less allowance for doubtful accounts ($3,096 and $2,262 at September 30, 2014 and December 31, 2013, respectively)	455,064	394,822
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	7,214,380	7,080,014
Other credit card and loan receivables	2,080,465	1,492,868
Total credit card and loan receivables	9,294,845	8,572,882
Allowance for loan loss	(511,354)	(503,169)
Credit card and loan receivables, net	8,783,491	8,069,713
Loan receivables held for sale	70,588	62,082
Deferred tax asset, net	200,094	216,195
Other current assets	728,327	177,859
Redemption settlement assets, restricted	529,037	510,349
Total current assets	11,401,425	10,400,842
Property and equipment, net	337,717	299,188
Deferred tax asset, net	2,609	2,454
Cash collateral, restricted	36,576	34,124
Intangible assets, net	752,614	460,404
Goodwill	2,245,782	1,735,703
Other non-current assets	416,552	311,542
Total assets	$15,193,275	$13,244,257
LIABILITIES AND EQUITY
Accounts payable	$318,798	$210,019
Accrued expenses	553,873	262,307
Deposits	2,066,815	1,544,059
Non-recourse borrowings of consolidated securitization entities	1,268,750	1,025,000
Current debt	78,537	364,489
Other current liabilities	210,053	140,186
Deferred revenue	873,332	966,438
Deferred tax liability, net	19	—
Total current liabilities	5,370,177	4,512,498
Deferred revenue	164,835	170,748
Deferred tax liability, net	362,236	275,757
Deposits	1,660,990	1,272,302
Non-recourse borrowings of consolidated securitization entities	3,183,166	3,566,916
Long-term and other debt	2,878,498	2,435,792
Other liabilities	175,279	154,483
Total liabilities	13,795,181	12,388,496
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	317,423	—
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 107,032 shares and 98,302 shares at September 30, 2014 and December 31, 2013, respectively	1,070	983
Additional paid-in capital	1,551,999	1,512,752
Treasury stock, at cost, 47,626 shares and 46,752 shares at September 30, 2014 and December 31, 2013, respectively	(2,906,663)	(2,689,177)
Retained earnings	2,488,511	2,049,430
Accumulated other comprehensive loss	(54,246)	(18,227)
Total stockholders' equity	1,080,671	855,761
Total liabilities and equity	$15,193,275	$13,244,257

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues
Transaction	$87,162	$84,264	$251,390	$246,185
Redemption	232,464	131,985	744,658	430,339
Finance charges, net	597,892	507,828	1,672,339	1,447,971
Database marketing fees and direct marketing services	353,525	334,720	1,021,813	939,821
Other revenue	48,090	37,650	126,991	113,660
Total revenue	1,319,133	1,096,447	3,817,191	3,177,976
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	767,415	628,386	2,323,210	1,868,093
Provision for loan loss	114,577	90,976	281,811	215,420
General and administrative	39,169	33,845	101,498	84,392
Depreciation and other amortization	28,070	21,395	79,555	61,401
Amortization of purchased intangibles	48,261	33,077	145,144	99,497
Total operating expenses	997,492	807,679	2,931,218	2,328,803
Operating income	321,641	288,768	885,973	849,173
Interest expense
Securitization funding costs	22,763	22,914	67,974	72,093
Interest expense on deposits	9,064	7,287	25,526	21,296
Interest expense on long-term and other debt, net	29,637	43,814	98,643	146,636
Total interest expense, net	61,464	74,015	192,143	240,025
Income before income tax	260,177	214,753	693,830	609,148
Provision for income taxes	95,229	81,875	253,946	230,851
Net income	$164,948	$132,878	$439,884	$378,297
Less: Net income attributable to non-controlling interest	706	—	803	—
Net income attributable to Alliance Data Systems Corporation stockholders	$164,242	$132,878	$439,081	$378,297

Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$2.84	$2.73	$7.98	$7.69
Diluted	$2.74	$2.01	$6.98	$5.63

Weighted average shares
Basic	57,742	48,710	54,998	49,199
Diluted	59,908	66,019	62,887	67,168

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$164,948	$132,878	$439,884	$378,297
Other comprehensive income, net of tax
Net unrealized gain (loss) on securities available-for-sale, net of tax (benefit) expense of $(228), $167, $688 and $(913) for the three and nine months ended September 30, 2014 and 2013, respectively	(1,991)	50	(1,435)	(5,404)
Net unrealized loss on cash flow hedges, net of tax benefit of $34 for each of the three and nine months ended September 30, 2014	(104)	—	(104)	—
Foreign currency translation adjustments	(37,956)	(247)	(34,480)	8,018
Other comprehensive (loss) income	(40,051)	(197)	(36,019)	2,614
Total comprehensive income, net of tax	$124,897	$132,681	$403,865	$380,911
Less: Comprehensive income attributable to non-controlling interest	1,251	—	1,514	—
Comprehensive income attributable to Alliance Data Systems Corporation stockholders	$123,646	$132,681	$402,351	$380,911

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$439,884	$378,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	224,699	160,898
Deferred income taxes	5,320	4,668
Provision for loan loss	281,811	215,420
Non-cash stock compensation	49,754	43,428
Fair value gain on interest-rate derivatives	(244)	(8,511)
Amortization of discount on debt	12,499	57,900
Amortization of deferred financing costs	17,092	21,186
Change in deferred revenue	(41,537)	(21,951)
Change in other operating assets and liabilities, net of acquisitions	21,786	(1,493)
Originations of loan receivables held for sale	(3,645,315)	(361,151)
Sales of loan receivables held for sale	3,636,809	310,201
Excess tax benefits from stock-based compensation	(31,888)	(12,492)
Other	(2,691)	12,438
Net cash provided by operating activities	967,979	798,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(48,906)	(73,803)
Change in cash collateral, restricted	(1,582)	32,405
Change in restricted cash	(316,071)	39,827
Change in credit card and loan receivables	(633,336)	(220,571)
Purchase of credit card portfolios	(379,616)	(37,056)
Payment for acquired business, net of cash	(259,514)	—
Capital expenditures	(114,595)	(91,759)
Purchases of other investments	(109,780)	(23,632)
Maturities/sales of other investments	4,565	1,639
Other	(4,000)	(1,383)
Net cash used in investing activities	(1,862,835)	(374,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,920,190	1,747,000
Repayments of borrowings	(1,580,796)	(1,171,428)
Proceeds from convertible note hedge counterparties	1,519,833	1,056,268
Settlement of convertible note borrowings	(1,864,803)	(1,861,239)
Issuances of deposits	2,342,836	1,278,687
Repayments of deposits	(1,431,392)	(1,196,591)
Non-recourse borrowings of consolidated securitization entities	1,495,000	1,633,285
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,635,000)	(1,782,339)
Payment of deferred financing costs	(24,470)	(22,371)
Excess tax benefits from stock-based compensation	31,888	12,492
Proceeds from issuance of common stock	10,439	8,539
Purchase of treasury shares	(217,486)	(231,085)
Other	(1,476)	(13)
Net cash provided by (used in) financing activities	564,763	(528,795)

Effect of exchange rate changes on cash and cash equivalents	(4,905)	(5,020)
Change in cash and cash equivalents	(334,998)	(109,310)
Cash and cash equivalents at beginning of period	969,822	893,352
Cash and cash equivalents at end of period	$634,824	$784,042

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$153,839	$167,729
Income taxes paid, net	$147,927	$158,294

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014‑09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(In thousands, except per share amounts)
Numerator:
Net income attributable to Alliance Data Systems Corporation stockholders	$164,242	$132,878	$439,081	$378,297
Denominator:
Weighted average shares, basic	57,742	48,710	54,998	49,199
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	—	7,512	2,816	9,419
Shares from assumed conversion of convertible note warrants	1,664	9,141	4,561	7,937
Net effect of dilutive stock options and unvested restricted stock	502	656	512	613
Denominator for diluted calculations	59,908	66,019	62,887	67,168

Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$2.84	$2.73	$7.98	$7.69
Diluted	$2.74	$2.01	$6.98	$5.63

The Company calculated the effect of its convertible senior notes on diluted net income per share as if they would be settled in cash as the Company had the intent to settle the convertible senior notes for cash. The convertible senior notes were settled with cash upon maturity in August 2013 and May 2014, respectively.

The Company is also party to prepaid forward contracts in which it purchased 1,857,400 shares of its common stock to be delivered over a settlement period in 2014. These shares have reduced weighted-average basic and diluted shares outstanding for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, 510,781 shares have been delivered to the Company, with the remaining 1,346,619 to be delivered throughout the remainder of 2014.

3. ACQUISITION

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty Group B.V. ("Brand Loyalty"), a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expands the Company's presence across Europe, Asia and Latin America. The results of BrandLoyalty have been included since the date of acquisition and are reflected in the Company's LoyaltyOne segment. The initial cash consideration was approximately $259.5 million in addition to the assumption of debt. The goodwill resulting from the acquisition is not deductible for tax purposes.

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

Pursuant to the BrandLoyalty share purchase agreement, the Company may acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period, 10% per year at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% interest for the year achieved; otherwise, the sellers have a put option to sell the Company their 10% interest for the respective year. See Note 13, "Redeemable Non-Controlling Interest," for more information.

4. CREDIT CARD AND LOAN RECEIVABLES

The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card and loan receivables is presented in the table below:

	September 30, 2014	December 31, 2013
	(In thousands)
Principal receivables	$8,849,589	$8,166,961
Billed and accrued finance charges	381,761	343,521
Other credit card and loan receivables	63,495	62,400
Total credit card and loan receivables	9,294,845	8,572,882
Less credit card receivables – restricted for securitization investors	7,214,380	7,080,014
Other credit card and loan receivables	$2,080,465	$1,492,868

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The allowance for loan loss covers forecasted uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.

In estimating the allowance for principal loan losses, management utilizes a migration analysis of delinquent and current credit card and loan receivables. Migration analysis is a technique used to estimate the likelihood that a credit card or loan receivable will progress through the various stages of delinquency to charge-off. The allowance is maintained through an adjustment to the provision for loan loss. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. In estimating the allowance for uncollectible unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance is maintained through an adjustment to finance charges, net. In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning, loan volume and amounts, seasonality, payment rates and forecasting uncertainties.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged‑off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off at the end of each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $70.9 million and $54.1 million for the three months ended September 30, 2014 and 2013, respectively, and $212.9 million and $167.8 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents the Company's allowance for loan loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$483,580	$448,396	$503,169	$481,958
Provision for loan loss	114,577	90,976	281,811	215,420
Change in estimate for uncollectible unpaid interest and fees	1,000	—	1,500	—
Recoveries	39,074	26,204	115,548	84,152
Principal charge-offs	(126,877)	(103,535)	(390,674)	(319,489)
Balance at end of period	$511,354	$462,041	$511,354	$462,041

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

The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:

	September 30, 2014	% of Total	December 31, 2013	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$8,849,589	100.0%	$8,166,961	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	138,036	1.6	114,430	1.4
61 to 90 days	85,226	0.9	74,700	0.9
91 or more days	168,368	1.9	150,425	1.9
Total	$391,630	4.4%	$339,555	4.2%

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

The Company had $119.0 million and $118.1 million, respectively, as a recorded investment in impaired credit card and loan receivables with an associated allowance for loan loss of $31.8 million and $33.9 million, respectively, as of September 30, 2014 and December 31, 2013. These modified credit card and loan receivables represented less than 2% of the Company's total credit card and loan receivables as of September 30, 2014 and December 31, 2013, respectively.

The average recorded investment in the impaired credit card receivables was $114.0 million and $116.7 million for the three months ended September 30, 2014 and 2013, respectively, and $114.2 million and $117.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Interest income on these modified credit card and loan receivables is accounted for in the same manner as other accruing credit card and loan receivables. Cash collections on these modified credit card and loan receivables are allocated according to the same payment hierarchy methodology applied to credit card and loan receivables that are not in such programs. The Company recognized $3.3 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $9.6 million and $9.5 million for the nine months ended September 30, 2014 and 2013, respectively, in interest income associated with modified credit card and loan receivables during the period that such credit card and loan receivables were impaired.

The following tables provide information on credit card and loan receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	36,846	$37,130	$37,100	102,000	$101,837	$101,750

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	37,032	$34,169	$34,147	109,927	$100,270	$100,209

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	14,047	$14,037	44,545	$44,009

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	15,536	$14,874	46,729	$44,295

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of September 30, 2014 and 2013, the number of active credit card and loan accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan accounts from origination:

	September 30, 2014
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,869	28.2%	$2,220,148	25.1%
13-24 Months	2,554	14.8	1,282,695	14.5
25-36 Months	1,781	10.3	937,043	10.6
37-48 Months	1,283	7.4	701,808	7.9
49-60 Months	969	5.6	557,911	6.3
Over 60 Months	5,828	33.7	3,149,984	35.6
Total	17,284	100.0%	$8,849,589	100.0%

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

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company's credit card and loan receivables by obligor credit quality as of September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$180,003	2.0%	$144,336	2.0%
27.1% and higher	430,333	4.9	330,802	4.7
17.1% - 27.0%	829,208	9.4	669,535	9.5
12.6% - 17.0%	955,459	10.8	746,424	10.6
3.7% - 12.5%	3,613,024	40.8	2,819,112	39.9
1.9% - 3.6%	1,837,713	20.8	1,487,871	21.1
Lower than 1.9%	1,003,849	11.3	858,953	12.2
Total	$8,849,589	100.0%	$7,057,033	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, "Transfers and Servicing." Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the receivables. The loan receivables originated by the Company that have not yet been sold to the client were $70.6 million and $62.1 million at September 30, 2014 and December 31, 2013, respectively, and are included in loan receivables held for sale in the Company's unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company's unaudited condensed consolidated statements of cash flows.

Upon the client's purchase of the originated loan receivables, the Company is obligated to purchase a participating interest in a pool of loan receivables that includes the loan receivables originated by the Company. Such interest participates on a pro rata basis in the cash flows of the underlying pool of loan receivables, including principal repayments, finance charges, losses and recoveries. The Company bears the risk of loss related to its participation interest in this pool.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the nine months ended September 30, 2014, the Company purchased $181.8 million of loan receivables under these agreements. The outstanding balance of these loan receivables was $129.6 million and $61.6 million as of September 30, 2014 and December 31, 2013, respectively, and was included in other credit card and loan receivables in the Company's unaudited condensed consolidated balance sheets.

Portfolio Acquisitions

During the nine months ended September 30, 2014, the Company acquired two co-brand credit card portfolios for purchase prices totaling approximately $402.7 million, which remain subject to customary purchase price adjustments, and consist of $366.9 million of credit card receivables, $37.7 million of intangible assets and a liability of approximately $1.9 million.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust ("Master Trust I") and World Financial Network Credit Card Master Trust III ("Master Trust III") (collectively, the "WFN Trusts"), and World Financial Capital Credit Card Master Note Trust (the "WFC Trust"). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company's unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30, 2014	December 31, 2013
	(In thousands)
Total credit card receivables – restricted for securitization investors	$7,214,380	$7,080,014
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$138,525	$131,659

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net charge-offs of securitized principal	$75,092	$70,752	$240,754	$219,441

5. INVENTORIES

Inventories of $218.1 million and $14.6 million at September 30, 2014 and December 31, 2013, respectively, consist of finished goods primarily to be utilized as rewards in the Company's loyalty programs and are included in other current assets in the Company's unaudited condensed consolidated balance sheets. The Company acquired $198.9 million of finished goods inventory in the BrandLoyalty acquisition on January 2, 2014.

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. OTHER INVESTMENTS

Other investments consist of restricted cash, marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the Company's unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	September 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$28,694	$—	$—	$28,694	$25,988	$—	$—	$25,988
Marketable securities	82,481	223	(2,276)	80,428	77,351	62	(4,180)	73,233
U.S. Treasury bonds	100,079	2	(261)	99,820	—	—	—	—
Total	$211,254	$225	$(2,537)	$208,942	$103,339	$62	$(4,180)	$99,221

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$21,276	$(261)	$49,146	$(2,015)	$70,422	$(2,276)
U.S. Treasury bonds	74,798	(261)	—	—	74,798	(261)
Total	$96,074	$(522)	$49,146	$(2,015)	$145,220	$(2,537)

	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$39,954	$(2,206)	$25,785	$(1,974)	$65,739	$(4,180)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at September 30, 2014 by contractual maturity are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$6,684	$6,620
Due after one year through five years	100,079	99,820
Due after five years through ten years	4,325	4,486
Due after ten years	71,472	69,322
Total	$182,560	$180,248

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of September 30, 2014, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2014 and 2013.

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

	September 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$144,500	$—	$—	$144,500	$73,984	$—	$—	$73,984
Government bonds	4,574	—	(2)	4,572	—	—	—	—
Corporate bonds	375,745	4,224	(4)	379,965	429,592	7,083	(310)	436,365
Total	$524,819	$4,224	$(6)	$529,037	$503,576	$7,083	$(310)	$510,349

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Government bonds	$4,572	$(2)	$—	$—	$4,572	$(2)
Corporate bonds	12,253	(4)	—	—	12,253	(4)
Total	$16,825	$(6)	$—	$—	$16,825	$(6)

	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$80,493	$(310)	$—	$—	$80,493	$(310)

The amortized cost and estimated fair value of the securities at September 30, 2014 by contractual maturity are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$178,889	$180,174
Due after one year through five years	201,430	204,363
Total	$380,319	$384,537

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of September 30, 2014, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2014 and 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2014
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$806,524	$(273,070)	$533,454	3-12 years—straight line
Premium on purchased credit card portfolios	212,848	(102,583)	110,265	3-10 years—straight line, accelerated
Customer database	161,700	(135,936)	25,764	4-10 years—straight line
Collector database	62,506	(58,182)	4,324	30 years—15% declining balance
Tradenames	83,820	(26,079)	57,741	3-15 years—straight line
Purchased data lists	11,919	(6,401)	5,518	1-5 years—straight line, accelerated
Favorable lease	3,291	(635)	2,656	10 years—straight line
Noncompete agreements	1,300	(758)	542	3 years—straight line
	$1,343,908	$(603,644)	$740,264
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,356,258	$(603,644)	$752,614

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(187,350)	$252,850	3-12 years—straight line
Premium on purchased credit card portfolios	216,041	(118,006)	98,035	5-10 years—straight line, accelerated
Customer database	161,700	(122,230)	39,470	4-10 years—straight line
Collector database	65,895	(60,711)	5,184	30 years—15% declining balance
Tradenames	58,567	(15,443)	43,124	4-15 years—straight line
Purchased data lists	17,567	(11,959)	5,608	1-5 years—straight line, accelerated
Favorable lease	3,291	(375)	2,916	10 years—straight line
Noncompete agreements	1,300	(433)	867	3 years—straight line
	$964,561	$(516,507)	$448,054
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$976,911	$(516,507)	$460,404

With the BrandLoyalty acquisition on January 2, 2014, the Company acquired $423.8 million of intangible assets, consisting of $396.5 million of customer contracts and a $27.3 million tradename, which are being amortized over weighted average lives of 7.0 years and 3.0 years, respectively.

With the credit card portfolio acquisitions made during the nine months ended September 30, 2014, the Company acquired $37.7 million of intangible assets, consisting of $34.4 million of customer relationships being amortized over a weighted average life of 3.2 years and $3.3 million of marketing relationships being amortized over a weighted average life of 7.0 years.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:
For Years Ending December 31,
(In thousands)
2014 (excluding the nine months ended September 30, 2014)	$45,240
2015	168,123
2016	150,454
2017	112,283
2018	95,987
2019 & thereafter	168,177

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

	LoyaltyOne®	Epsilon®	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2013	$232,449	$1,241,522	$261,732	$—	$1,735,703
Goodwill acquired during the year	565,015	—	—	—	565,015
Effects of foreign currency translation	(54,358)	(578)	—	—	(54,936)
September 30, 2014	$743,106	$1,240,944	$261,732	$—	$2,245,782

See Note 3, "Acquisition," for more information regarding the BrandLoyalty acquisition.

9. DEBT

Debt consists of the following:
Description	September 30, 2014	December 31, 2013	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2013 credit facility	$120,000	$336,000	July 2018	(1)
2013 term loan	1,210,938	1,234,688	July 2018	(1)
BrandLoyalty credit facility	128,975	—	December 2015	(2)
Convertible senior notes due 2014	—	333,082	—	—
Senior notes due 2017	397,122	396,511	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Senior notes due 2022	600,000	—	August 2022	5.375%
Total long-term and other debt	2,957,035	2,800,281
Less: current portion	(78,537)	(364,489)
Long-term portion	$2,878,498	$2,435,792

Deposits:
Certificates of deposit	$3,065,401	$2,486,533	Various – October 2014 – January 2021	0.15% to 3.30%
Money market deposits	662,404	329,828	On demand	0.01% to 0.15%
Total deposits	3,727,805	2,816,361
Less: current portion	(2,066,815)	(1,544,059)
Long-term portion	$1,660,990	$1,272,302

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,301,916	$3,001,916	Various – October 2014 - June 2019	0.61% to 6.75%
Floating rate asset-backed term note securities	450,000	—	February 2016	(3)
Conduit asset-backed securities	700,000	1,590,000	Various – September 2015 – May 2016	(4)
Total non-recourse borrowings of consolidated securitization entities	4,451,916	4,591,916
Less: current portion	(1,268,750)	(1,025,000)
Long-term portion	$3,183,166	$3,566,916

(1)
The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At September 30, 2014, the weighted average interest rate was 1.91% for both the 2013 Credit Facility and 2013 Term Loan.

(2)	The interest rate is based upon the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin. At September 30, 2014, the weighted average interest rate was 3.21%.

(3)	The interest rate is based upon LIBOR plus an applicable margin. At September 30, 2014, the interest rate was 0.53%.

(4)
The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At September 30, 2014, the interest rates ranged from 1.00% to 1.69%.

At September 30, 2014, the Company was in compliance with its covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, are party to a credit agreement that provided for a $1.25 billion term loan (the "2013 Term Loan") with certain principal repayments and a $1.25 billion revolving line of credit (the "2013 Credit Facility").

In July 2014, the Company exercised in part the accordion feature of the 2013 Credit Agreement and increased the capacity under the 2013 Credit Facility by $50.0 million to $1.3 billion. Also in July 2014, HMI Holding LLC became an additional guarantor under the 2013 Credit Agreement, the Indenture governing the Senior Notes due 2017 and the Indenture governing the Senior Notes due 2020.

Total availability under the 2013 Credit Facility at September 30, 2014 was $1,180.0 million.

BrandLoyalty Credit Agreement

As part of the BrandLoyalty acquisition, the Company assumed the debt outstanding under BrandLoyalty's Amended and Restated Senior Facilities Agreement, as amended (the "BrandLoyalty Credit Agreement"). The BrandLoyalty Credit Agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty Group B.V. and certain of its subsidiaries. The BrandLoyalty Credit Agreement consists of term loans of €63.0 million and a revolving line of credit of €87.0 million, both of which are scheduled to mature on December 31, 2015. The term loans provide for quarterly principal payments of €6.25 million through September 2015, with the remaining amount payable upon maturity. As of September 30, 2014, amounts outstanding under the term loans and revolving line of credit were €44.3 million and €57.9 million ($55.9 million and $73.1 million), respectively.

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

Convertible Senior Notes

In June 2009, the Company issued $345.0 million aggregate principal amount of convertible senior notes that matured and were repaid on May 15, 2014 (the "Convertible Senior Notes due 2014"). On or prior to May 15, 2014, the Company settled in cash the Convertible Senior Notes due 2014, which were surrendered for conversion for $1,864.8 million. The Company applied $1,519.8 million of cash from the counterparties in settlement of the related convertible note hedge transactions, including Bank of America, N.A., J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Barclays Bank PLC.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest expense on the convertible senior notes recognized in the Company's unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$—	$5,074	$5,630	$20,073
Amortization of discount on liability component	—	12,602	11,888	57,321
Total interest expense on convertible senior notes	$—	$17,676	$17,518	$77,394

Effective interest rate (annualized)	—%	13.2%	14.2%	11.8%

In the first quarter of 2014, the Company completed the settlement of the final 5.1 million of warrants associated with the convertible senior notes that matured on August 1, 2013 by issuing 2.9 million shares of its common stock.

In the third quarter of 2014, the Company completed the settlement of 7.3 million warrants associated with the convertible senior notes that matured on May 15, 2014 by issuing 5.4 million shares of its common stock.

Senior Notes Due 2017

In November 2012, the Company issued and sold $400.0 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the "Senior Notes due 2017") at an issue price of 98.912% of the aggregate principal amount. The unamortized discount was $2.9 million and $3.5 million at September 30, 2014 and December 31, 2013, respectively. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at September 30, 2014, is a period of 3.2 years at an effective annual interest rate of 5.5%.

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

In July 2014, Master Trust I issued $394.7 million of asset-backed term securities, $94.7 million of which was retained by the Company and eliminated from the unaudited condensed consolidated financial statements. These securities mature in September 2015 and have a fixed interest rate of 0.61%.

In October 2014, $316.5 million of Series 2011-A asset backed term notes, of which $66.5 million of subordinated classes were retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements, matured and was repaid. Pursuant to the indenture supplement applicable to these securities, as of September 30, 2014, the Company collected $316.5 million of principal payments made by its credit cardholders during the accumulation period. The cash is restricted to the securitization investors and is reflected in other current assets in the Company's unaudited condensed consolidated balance sheet as of September 30, 2014.

In November 2014, WFN Credit Company, LLC and Comenity Bank entered into an underwriting agreement pursuant to which Master Trust I will issue $427.6 million of asset-backed term notes, of which $102.6 million of subordinated classes will be retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements. These securities will mature in October 2017 and have a fixed interest rate of 1.54%.

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

As of September 30, 2014, total capacity under the conduit facilities was $1.6 billion, of which $700.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the Company's unaudited condensed consolidated balance sheets.

10. DERIVATIVE INSTRUMENTS

Derivatives Designated as Hedging Instruments – Cash Flow Hedges

During the third quarter of 2014, the Company entered into certain foreign currency derivatives to reduce the volatility of the Company's cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions. The total U.S. dollar equivalent notional amount of these derivative instruments was $58.3 million, with various maturities ranging from October 2014 to August 2015. These derivatives were designated as cash flow hedges and the changes in the fair value, excluding any ineffective portion, are recorded in other comprehensive income until the hedged transactions affect net income. The ineffective portion of these cash flow hedges is classified as cost of operations in the Company's unaudited condensed consolidated statements of income.

The Company formally assesses, both at a hedge's inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods.

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) it determines that designating the derivative as a hedging instrument is no longer appropriate.

Derivatives Not Designated as Hedging Instruments

As part of its interest rate risk management program, the Company may enter into derivative contracts with institutions that are established dealers to manage its exposure to changes in interest rates for certain obligations. The Company was not a party to any derivative instruments as of December 31, 2013. With the BrandLoyalty acquisition on January 2, 2014, the Company assumed certain derivative instruments. At September 30, 2014, the notional amount of the Company's outstanding interest rate derivatives was €55.3 million ($69.8 million), with a weighted average maturity of 15 months.

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

In September 2014, the Company entered into a foreign exchange forward contract with a notional amount of $236.6 million to limit its foreign currency exchange exposure to its contingent liability associated with the earn-out provisions in the BrandLoyalty acquisition. This forward contract is not designated as a hedging instrument under ASC 815.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivative Instruments

The following table presents the fair values of derivative instruments included within the Company's unaudited condensed consolidated balance sheets as of September 30, 2014:

	September 30, 2014
	Balance Sheet Location	Fair Value
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	Accrued expenses	$138

Not designated as hedging instruments:
Foreign currency exchange forward contract	Other current liabilities	$7,310
Interest rate derivatives	Other liabilities	$334

The Company was not a party to any derivative instruments as of December 31, 2013.

The following table summarizes activity related to and identifies the location of the Company's outstanding derivatives not designated as hedging instruments for the three and nine months ended September 30, 2014 and 2013 recognized in the Company's unaudited condensed consolidated statements of income:

	2014		2013
For the three months ended September 30,	Income Statement Location	Gain (loss) on Derivative Instruments	Income Statement Location	Gain on Derivative Instruments
	(In thousands)
Interest rate derivatives	Interest expense on long-term and other debt, net	$131	Securitization funding costs	$—
Foreign currency exchange forward contract	General and administrative	$(7,310)	Securitization funding costs	$—

For the nine months ended September 30,
Interest rate derivatives	Interest expense on long-term and other debt, net	$244	Securitization funding costs	$8,511
Foreign currency exchange forward contract	General and administrative	$(7,310)	Securitization funding costs	$-

Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the unaudited condensed consolidated statements of cash flows for all periods presented.

A de minimis amount of gains was recognized in other comprehensive income for the three and nine months ended September 30, 2014 related to foreign exchange hedges designated as effective. There were no amounts reclassified from accumulated other comprehensive income into net income for the three and nine months ended September 30, 2014 and no ineffectiveness was recorded for the three and nine months ended September 30, 2014. At September 30, 2014, a de minimis amount is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At September 30, 2014, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2013	$346,631	$790,555	$1,137,186
Cash proceeds	156,335	321,159	477,494
Revenue recognized	(150,676)	(367,979)	(518,655)
Other	—	(356)	(356)
Effects of foreign currency translation	(17,961)	(39,541)	(57,502)
September 30, 2014	$334,329	$703,838	$1,038,167
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$169,494	$703,838	$873,332
Non-current liabilities	$164,835	$—	$164,835

12. COMMITMENTS AND CONTINGENCIES

On September 11, 2014, the Company entered into a merger agreement with Conversant, Inc. ("Conversant"), providing for the merger in which the Company will acquire Conversant. Subject to the terms and conditions of the merger agreement, the Company will pay Conversant stockholders consideration valued at $35.00 per share, which is estimated at approximately $2.3 billion in the aggregate based on the closing price as of September 30, 2014. Each outstanding share of Conversant common stock will be exchanged for consideration consisting of (i) 0.07037 shares of the Company's common stock (the "fixed exchange ratio"), and (ii) an amount in cash equal to $35.00 minus the product of (a) the volume weighted average price per share of the Company's common stock on the New York Stock Exchange ("NYSE") for the consecutive period of fifteen trading days ending on the close of trading on the second trading day immediately preceding the closing of the merger and (b) the fixed exchange ratio. However, the amount of cash the Company will pay per share of Conversant common stock is fixed within a collar. The maximum amount of cash the Company will pay per share of Conversant common stock will equal $18.62 and the minimum amount of cash the Company will pay per share of Conversant common stock will equal $14.98. In the event that the maximum or minimum cash amount is reached, the amount of cash per share (i.e., either $18.62 or $14.98) and the fixed exchange ratio of 0.07037 would remain constant and the value received by Conversant stockholders would fluctuate below or above $35.00, respectively, outside of the collar.

As an alternative to the base merger consideration described above, Conversant stockholders may instead elect to receive, for each share of Conversant common stock, all stock or all cash consideration, subject to pro ration amongst electing stockholders such that the aggregate amount of cash paid and the aggregate number of shares of the Company's common stock issued in the merger is the same that would have been paid and issued if each share of Conversant common stock had been converted into the base merger consideration.

Completion of the merger is subject to customary conditions, including approval by Conversant stockholders, listing of the shares of the Company's common stock to be issued in the merger on the NYSE, effectiveness of the Company's registration statement on Form S-4 filed with the SEC, and receipt of required regulatory approvals.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. REDEEMABLE NON-CONTROLLING INTEREST

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty. The remaining 40% interest held by minority interest shareholders is considered a redeemable non-controlling interest. Pursuant to the BrandLoyalty share purchase agreement, the Company may acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period, 10% per year, at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% interest for the year achieved; otherwise, the sellers have a put option to sell the Company their 10% interest for the respective year. The Company recognized a redeemable non-controlling interest in the amount of $341.9 million, which was measured at fair value at the acquisition date. A reconciliation of the changes in the redeemable non-controlling interest is as follows:

Redeemable Non-Controlling Interest
(In thousands)
Balance at January 2, 2014	$341,907
Net income attributable to non-controlling interest	803
Other comprehensive income attributable to non-controlling interest	711
Foreign currency translation adjustments	(25,998)
Balance at September 30, 2014	$317,423

14. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On December 5, 2013, the Company's Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company's outstanding common stock from January 1, 2014 through December 31, 2014, subject to any restrictions pursuant to the terms of the Company's credit agreements, indentures, applicable securities laws or otherwise.

For the nine months ended September 30, 2014, the Company acquired a total of 873,397 shares of its common stock for $217.5 million. As of September 30, 2014, the Company had $182.5 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of operations	$11,589	$9,812	$33,801	$29,354
General and administrative	6,668	5,601	15,953	14,074
Total	$18,257	$15,413	$49,754	$43,428

During the nine months ended September 30, 2014, the Company awarded 174,590 performance-based restricted stock units with a weighted average grant date fair value per share of $283.93 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company's earnings before taxes for the period from January 1, 2014 to December 31, 2014 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 18, 2015, an additional 33% of the award on February 18, 2016 and the final 34% of the award on February 21, 2017, provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2014, the Company awarded 60,121 service-based restricted stock units with a weighted average grant date fair value per share of $280.29 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

Three Months Ended September 30, 2014	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of June 30, 2014	$4,745	$—	$(18,940)	$(14,195)
Changes in other comprehensive loss	(1,991)	(104)	(37,956)	(40,051)
Balance as of September 30, 2014	$2,754	$(104)	$(56,896)	$(54,246)

Three Months Ended September 30, 2013	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of June 30, 2013	$4,867	$—	$(23,917)	$(19,050)
Changes in other comprehensive income (loss)	50	—	(247)	(197)
Balance as of September 30, 2013	$4,917	$—	$(24,164)	$(19,247)

Nine Months Ended September 30, 2014	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2013	$4,189	$—	$(22,416)	$(18,227)
Changes in other comprehensive loss	(1,435)	(104)	(34,480)	(36,019)
Balance as of September 30, 2014	$2,754	$(104)	$(56,896)	$(54,246)

Nine Months Ended September 30, 2013	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2012	$10,321	$—	$(32,182)	$(21,861)
Changes in other comprehensive income (loss)	(5,404)	—	8,018	2,614
Balance as of September 30, 2013	$4,917	$—	$(24,164)	$(19,247)

(1)
Primarily related to the impact of changes in the Canadian dollar and Euro exchange rates for the three and nine months ended September 30, 2014 and to the impact of changes in the Canadian dollar exchange rate for the three and nine months ended September 30, 2013.

There were no reclassifications out of accumulated other comprehensive income (loss) into net income for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014. A de minimis amount was reclassified out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2013.

16. FINANCIAL INSTRUMENTS

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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments — The estimated fair values of the Company's financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$634,824	$634,824	$969,822	$969,822
Trade receivables, net	455,064	455,064	394,822	394,822
Credit card and loan receivables, net	8,783,491	8,783,491	8,069,713	8,069,713
Loan receivables held for sale	70,588	70,588	62,082	62,082
Redemption settlement assets, restricted	529,037	529,037	510,349	510,349
Cash collateral, restricted	36,576	36,576	34,124	34,124
Other investments	208,942	208,942	99,221	99,221
Financial liabilities
Accounts payable	318,798	318,798	210,019	210,019
Derivative instruments	7,782	7,782	—	—
Deposits	3,727,805	3,749,972	2,816,361	2,836,352
Non-recourse borrowings of consolidated securitization entities	4,451,916	4,484,093	4,591,916	4,618,205
Long-term and other debt	2,957,035	2,961,663	2,800,281	4,404,500
Contingent liability	229,781	229,781	—	—

Fair Value of Assets and Liabilities Held at September 30, 2014 and December 31, 2013

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

Derivative instruments — Represents interest rate and foreign currency derivative instruments. The fair value of the interest rate derivative instruments was determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and option volatility. The fair value of the foreign currency derivative instruments is estimated based on published quotations of spot foreign currency rates and forward points which are converted into implied foreign currency rates.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at September 30, 2014 Using
	Balance at September 30, 2014	Level 1	Level 2	Level 3
	(In thousands)
Government bonds (1)	$4,572	$—	$4,572	$—
Corporate bonds (1)	379,965	—	379,965	—
Cash collateral, restricted	36,576	1,582	—	34,994
Other investments (2)	208,942	133,647	75,295	—
Total assets measured at fair value	$630,055	$135,229	$459,832	$34,994

Derivative instruments (3)	7,782	—	7,782	—
Contingent liability (4)	229,781	—	—	229,781
Total liabilities measured at fair value	$237,563	$—	$7,782	$229,781

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

(3)
Interest rate derivatives are included in other liabilities in the unaudited condensed consolidated balance sheets. Foreign currency derivatives are included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

(4)	Amount is included in accrued expenses in the unaudited condensed consolidated balance sheets.

The following tables summarize the changes in fair value of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of September 30, 2014 and 2013:

	Cash Collateral, Restricted
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$34,710	$45,951	$34,124	$62,660
Total gains (realized or unrealized):
Included in earnings	284	296	870	1,087
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(12,405)	—	(29,905)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$34,994	$33,842	$34,994	$33,842

Gains for the period included in earnings related to assets still held at end of period	$284	$296	$870	$1,087

The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 1 to 25 months, with a weighted average term of 7.9 months. The unobservable input used to calculate the fair value was the discount rate of 3.0%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the three and nine months ended September 30, 2014 and 2013, gains included in earnings attributable to cash collateral, restricted are included in securitization funding costs in the Company's unaudited condensed consolidated statements of income.

	Contingent Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$249,067	$—	$—	$—
Total gains or losses (realized or unrealized):
Included in earnings	—	—	—	—
Purchases	—	—	248,702	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Foreign currency transaction adjustments	(19,286)	—	(18,921)	—
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$229,781	$—	$229,781	$—

Gains for the period included in earnings related to liability still held at end of period	$19,286	$—	$18,921	$—

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

For the three and nine months ended September 30, 2014, foreign currency transaction gains or losses included in earnings attributable to the contingent liability are included in general and administrative expenses in the Company's unaudited condensed consolidated statements of income.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2014 and 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following table provides assets and liabilities disclosed but not carried at fair value as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$634,824	$634,824	$—	$—
Credit card and loan receivables, net	8,783,491	—	—	8,783,491
Loan receivables held for sale	70,588	—	—	70,588
Total	$9,488,903	$634,824	$—	$8,854,079

Financial liabilities
Deposits	$3,749,972	$—	$3,749,972	$—
Non-recourse borrowings of consolidated securitization entities	4,484,093	—	4,484,093	—
Long-term and other debt	2,961,663	—	2,961,663	—
Total	$11,195,728	$—	$11,195,728	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$969,822	$969,822	$—	$—
Credit card and loan receivables, net	8,069,713	—	—	8,069,713
Loan receivables held for sale	62,082	—	—	62,082
Total	$9,101,617	$969,822	$—	$8,131,795

Financial liabilities
Deposits	$2,836,352	$—	$2,836,352	$—
Non-recourse borrowings of consolidated securitization entities	4,618,205	—	4,618,205	—
Long-term and other debt	4,404,500	—	4,404,500	—
Total	$11,859,057	$—	$11,859,057	$—

17. INCOME TAXES

For each of the three and nine months ended September 30, 2014, the Company utilized an effective tax rate of 36.6% to calculate its provision for income taxes. For the three and nine months ended September 30, 2013, the Company utilized an effective tax rate of 38.1% and 37.9%, respectively, to calculate its provision for income taxes. In accordance with ASC 740‑270, "Income Taxes — Interim Reporting," the Company's expected annual effective tax rate for calendar year 2014 based on all known variables is 36.5%.

18. SEGMENT INFORMATION

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

Three Months Ended September 30, 2014	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$324,484	$377,554	$622,330	$144	$(5,379)	$1,319,133

Income (loss) before income taxes	51,078	42,597	237,053	(70,551)	—	260,177
Interest expense, net	1,303	(3)	30,675	29,489	—	61,464
Operating income (loss)	52,381	42,594	267,728	(41,062)	—	321,641
Depreciation and amortization	22,529	36,564	15,202	2,036	—	76,331
Stock compensation expense	2,954	5,137	3,498	6,668	—	18,257
Adjusted EBITDA (1)	77,864	84,295	286,428	(32,358)	—	416,229
Less: Securitization funding costs	—	—	22,763	—	—	22,763
Less: Interest expense on deposits	—	—	9,064	—	—	9,064
Less: Adjusted EBITDA attributable to non-controlling interest	8,378	—	—	—	—	8,378
Adjusted EBITDA, net (1)	$69,486	$84,295	$254,601	$(32,358)	$—	$376,024

Three Months Ended September 30, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$213,338	$356,035	$531,098	$40	$(4,064)	$1,096,447

Income (loss) before income taxes	55,139	38,863	201,009	(80,258)	—	214,753
Interest expense, net	(381)	(7)	29,575	44,828	—	74,015
Operating income (loss)	54,758	38,856	230,584	(35,430)	—	288,768
Depreciation and amortization	4,806	34,886	13,161	1,619	—	54,472
Stock compensation expense	2,664	4,689	2,458	5,602	—	15,413
Adjusted EBITDA (1)	62,228	78,431	246,203	(28,209)	—	358,653
Less: Securitization funding costs	—	—	22,914	—	—	22,914
Less: Interest expense on deposits	—	—	7,287	—	—	7,287
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$62,228	$78,431	$216,002	$(28,209)	$—	$328,452

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Nine Months Ended September 30, 2014	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$1,009,037	$1,082,111	$1,741,384	$372	$(15,713)	$3,817,191

Income (loss) before income taxes	155,510	81,342	660,299	(203,321)	—	693,830
Interest expense, net	4,947	(22)	90,866	96,352	—	192,143
Operating income (loss)	160,457	81,320	751,165	(106,969)	—	885,973
Depreciation and amortization	67,501	110,479	40,876	5,843	—	224,699
Stock compensation expense	8,443	15,390	9,968	15,953	—	49,754
Adjusted EBITDA (1)	236,401	207,189	802,009	(85,173)	—	1,160,426
Less: Securitization funding costs	—	—	67,974	—	—	67,974
Less: Interest expense on deposits	—	—	25,526	—	—	25,526
Less: Adjusted EBITDA attributable to non-controlling interest	24,381	—	—	—	—	24,381
Adjusted EBITDA, net (1)	$212,020	$207,189	$708,509	$(85,173)	$—	$1,042,545

Nine Months Ended September 30, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$674,382	$1,005,789	$1,508,321	$40	$(10,556)	$3,177,976

Income (loss) before income taxes	170,458	79,255	596,826	(237,391)	—	609,148
Interest expense, net	(800)	(46)	91,802	149,069	—	240,025
Operating income (loss)	169,658	79,209	688,628	(88,322)	—	849,173
Depreciation and amortization	13,465	103,814	39,657	3,962	—	160,898
Stock compensation expense	7,883	13,418	8,053	14,074	—	43,428
Adjusted EBITDA (1)	191,006	196,441	736,338	(70,286)	—	1,053,499
Less: Securitization funding costs	—	—	72,093	—	—	72,093
Less: Interest expense on deposits	—	—	21,296	—	—	21,296
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$191,006	$196,441	$642,949	$(70,286)	$—	$960,110

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280, "Segment Reporting," as they are the primary performance metrics utilized to assess performance of the segments.

19. SUBSEQUENT EVENT

On November 3, 2014, Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent under the 2013 Term Loan and the 2013 Credit Facility provided under the 2013 Credit Agreement, and certain other lenders party thereto (together, the "Lead Banks") and the Company entered into a commitment letter to amend the 2013 Credit Agreement. Pursuant to the commitment letter, the Company and the Lead Banks will enter into an amendment to the 2013 Credit Agreement that will provide for, among other things, (i) a new five-year incremental term loan of $1.1 billion and (ii) the extension by the Lead Banks of the maturity date of their portions of the 2013 Term Loan and the 2013 Credit Facility to the date five years from the closing of the new incremental term loan. Other lenders under the 2013 Credit Agreement will be offered the opportunity to extend the maturity date of their portions of the 2013 Term Loan and the 2013 Credit Facility to the same date. The commitment of each Lead Bank under the commitment letter will terminate if, among other things, the parties have not executed the amendment to the 2013 Credit Agreement on or before March 31, 2015, the Company fails to pay the requisite fee to the arranging banks required under the terms of the commitment letter, or any material adverse change occurs with respect to the Company's business, financial position or operations. Both the new incremental term loan and the proposed extension of maturity of the 2013 Term Loan and the 2013 Credit Facility are subject to the satisfaction of certain conditions specified in the commitment letter. As a result, the Company cannot assure you that it will be able to amend the 2013 Credit Agreement or obtain the new incremental term loan on the terms described above or at all.

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

Year in Review Highlights

For the nine months ended September 30, 2014, revenue increased 20.1% to $3.8 billion and adjusted EBITDA, net increased 8.6% to $1.0 billion as compared to the prior year period.

LoyaltyOne®

LoyaltyOne generates revenue primarily from our coalition loyalty program in Canada, the AIR MILES® Reward Program, and our recent acquisition of a 60% ownership interest in BrandLoyalty Group B.V., or BrandLoyalty. Revenue increased $334.7 million, or 49.6%, to $1.0 billion and adjusted EBITDA, net increased $21.0 million, or 11.0%, to $212.0 million for the nine months ended September 30, 2014 as compared to the same period in 2013, due to the BrandLoyalty acquisition, which added $358.8 million and $36.6 million to revenue and adjusted EBITDA, net, respectively. A weaker Canadian dollar negatively impacted results of operations for the nine months ended September 30, 2014, as the average foreign currency exchange rate was $0.91 as compared to $0.98 in the prior year period, which lowered revenue and adjusted EBITDA, net by $44.3 million and $11.9 million, respectively.

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

AIR MILES reward miles issued during the nine months ended September 30, 2014 decreased 2.8% compared to the same period in the prior year, as the merger of two of our top grocery sponsors and newly enacted regulations related to prescription drug purchases negatively impacted our AIR MILES reward miles issued. For the year, we still expect AIR MILES reward miles issuance growth in the low single-digit range, driven by increased promotional activity by our sponsors and new initiatives within AIR MILES Cash. AIR MILES reward miles redeemed during the nine months ended September 30, 2014 increased 5.5% compared to the same period in the prior year due to increased redemptions through the AIR MILES Cash program option and increased redemptions for travel rewards. For the nine months ended September 30, 2014, AIR MILES Cash represented approximately 14.4% of the AIR MILES reward miles issued, compared to 11.4% in the prior year period.

During the nine months ended September 30, 2014, LoyaltyOne signed a cross-Canada, long-term agreement with Sobeys, a national grocery retailer in Canada who acquired Canada Safeway in late 2013, to continue its participation and expand its Sobeys-owned banners as sponsors in the AIR MILES Reward Program. We also signed new multi-year agreements with Kent Building Supplies, a Canadian home improvement products retailer, and Moneris Solutions Corporation, a Canadian credit and debit card processor, to participate as sponsors in the AIR MILES Reward Program. Finally, we signed a new multi-year consulting agreement with Loblaw Companies Limited to develop and execute merchandising and marketing strategies.

Index

We have an approximate 37% ownership in CBSM-Companhia Brasileira De Servicos De Marketing, operator of Brazil's dotz coalition loyalty program, which operates in 10 markets and has approximately 13 million collectors enrolled as of September 30, 2014. We expect dotz to expand to 13 markets by the end of 2014. Dotz did not have a significant impact to our results of operations for the three and nine months ended September 30, 2014 and 2013, respectively, and is not expected to have an impact to our results of operations for the remainder of 2014.

Epsilon®

Revenue increased $76.3 million, or 7.6%, to $1.1 billion and adjusted EBITDA, net increased $10.7 million, or 5.5%, to $207.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013. Revenue growth was positive in all major product offerings, with marketing technology increasing 11.7%, agency increasing 6.2% and our data products increasing 3.3% percent.

During the nine months ended September 30, 2014, Epsilon announced new multi-year agreements with ANN INC., operator of leading women's specialty retail fashion brands, to provide a customer relationship management database solution, and FordDirect, a joint venture between Ford Motor Company and its franchised dealers, to build and host a customer relationship management database and provide database marketing services. We signed a multi-year agreement with Sephora, a leading specialty cosmetics retailer, to provide targeted email marketing services. Additionally, we announced new multi-year agreements with Ebates Inc. to provide email marketing services and UncommonGoods to provide database marketing services.

On September 11, 2014, we entered into a merger agreement with Conversant, Inc., or Conversant, providing for the merger in which we will acquire Conversant. Subject to the terms and conditions of the merger agreement, we will pay Conversant stockholders consideration valued at $35.00 per share, which is estimated at approximately $2.3 billion in the aggregate based on the closing price as of September 30, 2014. Each outstanding share of Conversant common stock will be exchanged for consideration consisting of (i) 0.07037 shares of our common stock, or the fixed exchange ratio, and (ii) an amount in cash equal to $35.00 minus the product of (a) the volume weighted average price per share of our common stock on the New York Stock Exchange, or NYSE, for the consecutive period of fifteen trading days ending on the close of trading on the second trading day immediately preceding the closing of the merger and (b) the fixed exchange ratio. However, the amount of cash we will pay per share of Conversant common stock is fixed within a collar. The maximum amount of cash we will pay per share of Conversant common stock will equal $18.62 and the minimum amount of cash we will pay per share of Conversant common stock will equal $14.98. In the event that the maximum or minimum cash amount is reached, the amount of cash per share (i.e., either $18.62 or $14.98) and the fixed exchange ratio of 0.07037 would remain constant and the value received by Conversant stockholders would fluctuate below or above $35.00, respectively, outside of the collar.

As an alternative to the base merger consideration described above, Conversant stockholders may instead elect to receive, for each share of Conversant common stock, all stock or all cash consideration, subject to pro ration amongst electing stockholders such that the aggregate amount of cash paid and the aggregate number of shares of our common stock issued in the merger is the same that would have been paid and issued if each share of Conversant common stock had been converted into the base merger consideration.

Completion of the merger is subject to customary conditions, including approval by Conversant stockholders, listing of the shares of our common stock to be issued in the merger on the NYSE, effectiveness of our registration statement on Form S-4 filed with the SEC, and receipt of required regulatory approvals.

Private Label Services and Credit

Revenue increased $233.1 million, or 15.5%, to $1.7 billion and adjusted EBITDA, net increased $65.6 million, or 10.2%, to $708.5 million for the nine months ended September 30, 2014 as compared to the same period in 2013.

For the nine months ended September 30, 2014, average credit card and loan receivables increased 18.2% as compared to the same period in the prior year as a result of increased credit sales. Credit sales increased 20.9% for the nine months ended September 30, 2014 due to strong core cardholder spending and new client signings.

Delinquency rates decreased to 4.4% of principal receivables at September 30, 2014, down from 4.5% at September 30, 2013. The principal net charge-off rate for the nine months ended September 30, 2014 was 4.4%, as compared to 4.5% in the prior year period.

Index

During the nine months ended September 30, 2014, we announced new multi-year agreements to provide private label credit card services to Overstock.com, JD Williams, International Diamond Distributors, Venus, GameStop Corporation and Mayors Jewelers. We also announced multi-year renewal agreements with Bealls and Burkes Outlet and Eddie Bauer to continue providing private label credit card services. We announced multi-year renewal agreements with HSN and with ANN INC. brands, Ann Taylor and LOFT, to continue providing private label and co-brand credit card services.

Additionally, we announced new multi-year agreements to provide co-brand credit card services to American Kennel Club, Orbitz, DSW Inc., Virgin America, Good Sam Enterprises and BJ's Wholesale Club. We also signed a new multi-year agreement to provide co-brand and private label credit card services to Meijer, one of the largest retailers in the U.S.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$164,948	$132,878	$439,884	$378,297
Stock compensation expense	18,257	15,413	49,754	43,428
Provision for income taxes	95,229	81,875	253,946	230,851
Interest expense, net	61,464	74,015	192,143	240,025
Depreciation and other amortization	28,070	21,395	79,555	61,401
Amortization of purchased intangibles	48,261	33,077	145,144	99,497
Adjusted EBITDA	416,229	358,653	1,160,426	1,053,499
Less: Securitization funding costs	22,763	22,914	67,974	72,093
Less: Interest expense on deposits	9,064	7,287	25,526	21,296
Less: Adjusted EBITDA attributable to non-controlling interest	8,378	—	24,381	—
Adjusted EBITDA, net	$376,024	$328,452	$1,042,545	$960,110

Index

Consolidated Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,		% Change
	2014	2013	2014 to 2013
Revenues	(In thousands, except percentages)
Transaction	$87,162	$84,264	3.4%
Redemption	232,464	131,985	76.1
Finance charges, net	597,892	507,828	17.7
Database marketing fees and direct marketing services	353,525	334,720	5.6
Other revenue	48,090	37,650	27.7
Total revenue	1,319,133	1,096,447	20.3
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	767,415	628,386	22.1
Provision for loan loss	114,577	90,976	25.9
General and administrative	39,169	33,845	15.7
Depreciation and other amortization	28,070	21,395	31.2
Amortization of purchased intangibles	48,261	33,077	45.9
Total operating expenses	997,492	807,679	23.5
Operating income	321,641	288,768	11.4
Interest expense
Securitization funding costs	22,763	22,914	(0.7)
Interest expense on deposits	9,064	7,287	24.4
Interest expense on long-term and other debt, net	29,637	43,814	(32.4)
Total interest expense, net	61,464	74,015	(17.0)
Income before income tax	260,177	214,753	21.2
Provision for income taxes	95,229	81,875	16.3
Net income	$164,948	$132,878	24.1%

Key Operating Metrics:
Private label statements generated	52,319	47,716	9.6%
Credit sales	$4,479,375	$3,628,383	23.5%
Average credit card and loan receivables	$8,736,664	$7,154,979	22.1%
AIR MILES reward miles issued	1,286,668	1,341,468	(4.1)%
AIR MILES reward miles redeemed	992,761	887,209	11.9%

Revenue. Total revenue increased $222.7 million, or 20.3%, to $1.3 billion for the three months ended September 30, 2014 from $1.1 billion for the three months ended September 30, 2013. The increase was due to the following:

•	Transaction. Revenue increased $2.9 million, or 3.4%, to $87.2 million for the three months ended September 30, 2014. Other servicing fees charged to our credit cardholders increased $7.5 million, and merchant fees, which are transaction fees charged to the retailer, decreased $5.1 million. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $0.9 million due to the impact of an unfavorable Canadian exchange rate.

•	Redemption. Revenue increased $100.5 million, or 76.1%, to $232.5 million for the three months ended September 30, 2014 due to the BrandLoyalty acquisition, which added $105.4 million. Excluding the BrandLoyalty acquisition, redemption revenue decreased $5.0 million, as revenue growth from the 11.9% increase in AIR MILES reward miles redeemed was offset by an unfavorable Canadian exchange rate, which negatively impacted redemption revenue by $6.2 million, and the change in estimate of our breakage rate in December 2013.

Index

•	Finance charges, net. Revenue increased $90.1 million, or 17.7%, to $597.9 million for the three months ended September 30, 2014 due to a 22.1% increase in average credit card and loan receivables, which increased revenue $112.3 million. This increase was offset in part by a 100 basis point decline in yield due to the onboarding of new programs, which decreased revenue $22.2 million.

•	Database marketing fees and direct marketing. Revenue increased $18.8 million, or 5.6%, to $353.5 million for the three months ended September 30, 2014. The increase in revenue was driven by marketing technology revenue, which increased $10.7 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients. Agency revenue increased $2.8 million due to demand in the automotive vertical. Marketing analytic services provided by LoyaltyOne also increased $3.4 million due to new client signings.

•	Other revenue. Revenue increased $10.4 million, or 27.7%, to $48.1 million for the three months ended September 30, 2014 due to the acquisition of BrandLoyalty which added $5.1 million and additional consulting services provided by Epsilon.

Cost of operations. Cost of operations increased $139.0 million, or 22.1%, to $767.4 million for the three months ended September 30, 2014 as compared to $628.4 million for the three months ended September 30, 2013. The increase resulted from growth across each of our segments, including the following:

•	Within the LoyaltyOne segment, cost of operations increased $95.8 million due to the BrandLoyalty acquisition, which added $89.6 million. Excluding the BrandLoyalty acquisition, cost of operations increased $6.2 million due in part to higher data processing costs related to the increase in marketing analytical revenue discussed above. Additionally, increases in costs of fulfillment due to the increase in the number of AIR MILES reward miles redeemed were offset by the impact of the decline in the Canadian exchange rate.

•	Within the Epsilon segment, cost of operations increased $16.1 million due to an increase in payroll and benefits expense of $7.6 million associated with an increase in the number of associates to support growth, including the onboarding of new clients, and an increase of $8.5 million in direct processing expenses also associated with the increase in revenue.

•	Within the Private Label Services and Credit segment, cost of operations increased by $28.4 million. Payroll and benefits expense increased $14.8 million due to an increase in the number of associates to support growth, and marketing expenses increased $3.3 million due to growth in credit sales offset in part by the timing of certain marketing campaigns. Other operating expenses increased $10.3 million due to higher credit card processing costs associated with the increase in the number of statements generated and higher data processing expenses.

Provision for loan loss. Provision for loan loss increased $23.6 million, or 25.9%, to $114.6 million for the three months ended September 30, 2014 as compared to $91.0 million for the three months ended September 30, 2013. The increase in the provision was a result of the growth in credit card and loan receivables. The net charge-off rate was 4.0% for the three months ended September 30, 2014 as compared to 4.3% for the three months ended September 30, 2013. Delinquency rates were 4.4% of principal credit card and loan receivables at September 30, 2014 as compared to 4.5% at September 30, 2013.

General and administrative. General and administrative expenses increased $5.3 million, or 15.7%, to $39.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was a result of increased payroll and benefits and legal and consulting costs, offset by net foreign currency exchange gains related to the contingent liability associated with the BrandLoyalty acquisition and the related foreign currency exchange forward contract.

Depreciation and other amortization. Depreciation and other amortization increased $6.7 million, or 31.2%, to $28.1 million for the three months ended September 30, 2014 as compared to $21.4 million for the three months ended September 30, 2013, due to additional assets placed into service from recent capital expenditures and the BrandLoyalty acquisition, which added $1.4 million.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $15.2 million, or 45.9%, to $48.3 million for the three months ended September 30, 2014 as compared to $33.1 million for the three months ended September 30, 2013. The increase relates to $15.9 million of additional amortization associated with the intangible assets from the BrandLoyalty acquisition.

Index

Interest expense, net. Total interest expense, net decreased $12.6 million, or 17.0%, to $61.5 million for the three months ended September 30, 2014 as compared to $74.0 million for the three months ended September 30, 2013. The decrease was due to the following:

•	Securitization funding costs. Securitization funding costs remained relatively flat at $22.8 million for the three months ended September 30, 2014 as compared to $22.9 million for the three months ended September 30, 2013.

•	Interest expense on deposits. Interest expense on deposits increased $1.8 million due to higher average borrowings.

•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $14.2 million. This decrease was due to a $17.7 million decline in interest expense associated with the maturity of the convertible senior notes in August 2013 and May 2014, offset by an increase of $1.5 million related to assumed debt from the BrandLoyalty acquisition.

Taxes. Income tax expense increased $13.4 million to $95.2 million for the three months ended September 30, 2014 from $81.9 million for the three months ended September 30, 2013 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the three months ended September 30, 2014 improved to 36.6% as compared to 38.1% for the three months ended September 30, 2013, primarily due to the expected reinvestment of international profits into international expansion efforts.

Index

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,		% Change
	2014	2013	2014 to 2013
Revenues	(In thousands, except percentages)
Transaction	$251,390	$246,185	2.1%
Redemption	744,658	430,339	73.0
Finance charges, net	1,672,339	1,447,971	15.5
Database marketing fees and direct marketing services	1,021,813	939,821	8.7
Other revenue	126,991	113,660	11.7
Total revenue	3,817,191	3,177,976	20.1
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,323,210	1,868,093	24.4
Provision for loan loss	281,811	215,420	30.8
General and administrative	101,498	84,392	20.3
Depreciation and other amortization	79,555	61,401	29.6
Amortization of purchased intangibles	145,144	99,497	45.9
Total operating expenses	2,931,218	2,328,803	25.9
Operating income	885,973	849,173	4.3
Interest expense
Securitization funding costs	67,974	72,093	(5.7)
Interest expense on deposits	25,526	21,296	19.9
Interest expense on long-term and other debt, net	98,643	146,636	(32.7)
Total interest expense, net	192,143	240,025	(19.9)
Income before income tax	693,830	609,148	13.9
Provision for income taxes	253,946	230,851	10.0
Net income	$439,884	$378,297	16.3%

Key Operating Metrics:
Private label statements generated	154,448	141,645	9.0%
Credit sales	$12,591,188	$10,415,809	20.9%
Average credit card and loan receivables	$8,309,963	$7,027,830	18.2%
AIR MILES reward miles issued	3,680,226	3,784,848	(2.8)%
AIR MILES reward miles redeemed	3,087,839	2,925,501	5.5%

Revenue. Total revenue increased $639.2 million, or 20.1%, to $3.8 billion for the nine months ended September 30, 2014 from $3.2 billion for the nine months ended September 30, 2013. The increase was due to the following:

•	Transaction. Revenue increased $5.2 million, or 2.1%, to $251.4 million for the nine months ended September 30, 2014. Other servicing fees charged to our credit cardholders increased $18.0 million, and merchant fees, which are transaction fees charged to the retailer, decreased $7.4 million. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $7.4 million due to the impact of an unfavorable Canadian exchange rate.

•	Redemption. Revenue increased $314.3 million, or 73.0%, to $744.7 million for the nine months ended September 30, 2014 due to the BrandLoyalty acquisition, which added $351.5 million, as well as a 5.5% increase in AIR MILES reward miles redeemed. These increases were offset by an unfavorable Canadian exchange rate, which negatively impacted redemption revenue by $26.8 million, and the change in estimate of our breakage rate in December 2013.

•	Finance charges, net. Revenue increased $224.4 million, or 15.5%, to $1.7 billion for the nine months ended September 30, 2014 due to an 18.2% increase in average credit card and loan receivables, which increased revenue $264.2 million. This increase was offset in part by a 60 basis point decline in yield due to the onboarding of new programs, which decreased revenue $39.8 million.

Index

•	Database marketing fees and direct marketing. Revenue increased $82.0 million, or 8.7%, to $1.0 billion for the nine months ended September 30, 2014. The increase in revenue was driven by marketing technology revenue, which increased $34.4 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients. Agency revenue increased $26.6 million due to demand in the automotive vertical. Marketing analytic services provided by LoyaltyOne also increased $19.8 million due to new client signings.

•	Other revenue. Revenue increased $13.3 million, or 11.7%, to $127.0 million for the nine months ended September 30, 2014 due to the acquisition of BrandLoyalty, which added $7.3 million, and additional consulting services provided by Epsilon.

Cost of operations. Cost of operations increased $455.1 million, or 24.4%, to $2.3 billion for the nine months ended September 30, 2014 as compared to $1.9 billion for the nine months ended September 30, 2013. The increase resulted from growth across each of our segments, including the following:

•	Within the LoyaltyOne segment, cost of operations increased $289.8 million due to the BrandLoyalty acquisition, which added $297.8 million, and higher data processing costs related to the increase in marketing analytic services described above. These increases were offset by a decrease of $7.5 million in fulfillment costs for the AIR MILES Reward Program, as increases in costs due to the increase in the number of AIR MILES redeemed were offset by the impact of a decline in the Canadian exchange rate.

•	Within the Epsilon segment, cost of operations increased $67.5 million due to an increase in payroll and benefits expense of $37.6 million associated with an increase in the number of associates to support growth, including the onboarding of new clients, and an increase of $30.2 million in direct processing expenses, associated with the increase in revenue.

•	Within the Private Label Services and Credit segment, cost of operations increased by $102.9 million. Payroll and benefits expense increased $54.9 million due to an increase in the number of associates to support growth, and marketing expenses increased $14.4 million due to growth in credit sales. Other operating expenses increased $33.6 million due to higher credit card processing costs associated with the increase in the number of statements generated and higher data processing expenses.

Provision for loan loss. Provision for loan loss increased $66.4 million, or 30.8%, to $281.8 million for the nine months ended September 30, 2014 as compared to $215.4 million for the nine months ended September 30, 2013. The increase in the provision was a result of the growth in credit card and loan receivables. The net charge-off rate was 4.4% for the nine months ended September 30, 2014 as compared to 4.5% for the nine months ended September 30, 2013. Delinquency rates were 4.4% of principal credit card and loan receivables at September 30, 2014 as compared to 4.5% at September 30, 2013.

General and administrative. General and administrative expenses increased $17.1 million, or 20.3%, to $101.5 million for the nine months ended September 30, 2014 as compared to $84.4 million for the nine months ended September 30, 2013. The increase was the result of increased payroll and benefits costs and increased professional services fees, offset by foreign currency exchange gains related to the contingent liability associated with the BrandLoyalty acquisition and the related foreign currency exchange forward contract.

Depreciation and other amortization. Depreciation and other amortization increased $18.2 million, or 29.6%, to $79.6 million for the nine months ended September 30, 2014 as compared to $61.4 million for the nine months ended September 30, 2013, due to additional assets placed into service from recent capital expenditures and the BrandLoyalty acquisition, which added $4.0 million.

Amortization of purchased intangibles. Amortization of purchased intangibles increased $45.6 million, or 45.9%, to $145.1 million for the nine months ended September 30, 2014 as compared to $99.5 million for the nine months ended September 30, 2013. The increase relates to $48.9 million of additional amortization associated with the intangible assets from the BrandLoyalty acquisition.

Index

Interest expense, net. Total interest expense, net decreased $47.9 million, or 19.9%, to $192.1 million for the nine months ended September 30, 2014 as compared to $240.0 million for the nine months ended September 30, 2013. The decrease was due to the following:

•	Securitization funding costs. Securitization funding costs decreased $4.1 million due to lower average interest rates for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This decrease was offset in part by higher average borrowings.

•	Interest expense on deposits. Interest expense on deposits increased $4.2 million due to higher average borrowings.

•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $48.0 million due to a $60.0 million decrease associated with the maturity of the convertible senior notes in August 2013 and May 2014, offset by an increase of $9.9 million related to additional borrowings on our credit facility and an increase of $5.6 million related to assumed debt from the BrandLoyalty acquisition.

Taxes. Income tax expense increased $23.1 million to $253.9 million for the nine months ended September 30, 2014 from $230.9 million for the nine months ended September 30, 2013 due primarily to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the nine months ended September 30, 2014 improved to 36.6% as compared to 37.9% for the nine months ended September 30, 2013, primarily due to the expected reinvestment of international profits into international expansion efforts.

Segment Revenue and Adjusted EBITDA, net

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,		% Change
	2014	2013	2014 to 2013
Revenue:	(In thousands, except percentages)
LoyaltyOne	$324,484	$213,338	52.1%
Epsilon	377,554	356,035	6.0
Private Label Services and Credit	622,330	531,098	17.2
Corporate/Other	144	40	nm *
Eliminations	(5,379)	(4,064)	nm *
Total	$1,319,133	$1,096,447	20.3%
Adjusted EBITDA, net (1):
LoyaltyOne	$69,486	$62,228	11.7%
Epsilon	84,295	78,431	7.5
Private Label Services and Credit	254,601	216,002	17.9
Corporate/Other	(32,358)	(28,209)	14.7
Eliminations	—	—	—
Total	$376,024	$328,452	14.5%

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

Index

Revenue. Total revenue increased $222.7 million, or 20.3%, to $1.3 billion for the three months ended September 30, 2014 from $1.1 billion for the three months ended September 30, 2013. The net increase was due to the following:

•	LoyaltyOne. Revenue increased $111.1 million, or 52.1%, to $324.5 million for the three months ended September 30, 2014, as the BrandLoyalty acquisition contributed $110.5 million to revenue. Excluding the BrandLoyalty acquisition, LoyaltyOne revenue increased $0.6 million due to increases in marketing analytic services resulting from new client signings, offset by decreases in AIR MILES reward miles issuance fees and redemption revenue as a result of the unfavorable impact of a decline in the Canadian exchange rate and the change in estimate of our breakage rate in December 2013.

•	Epsilon. Revenue increased $21.5 million, or 6.0%, to $377.6 million for the three months ended September 30, 2014. Marketing technology revenue increased $11.9 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients. Additionally, agency revenue increased $6.3 million due to increased demand in the automotive vertical during the three months ended September 30, 2014.

•	Private Label Services and Credit. Revenue increased $91.2 million, or 17.2%, to $622.3 million for the three months ended September 30, 2014. Finance charges, net increased by $90.1million, driven by a 22.1% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Transaction revenue increased $2.4 million due to an increase in other servicing fees of $7.5 million, offset by a decrease in merchant fees of $5.1 million.

Adjusted EBITDA, net. Adjusted EBITDA, net increased $47.6 million, or 14.5%, to $376.0 million for the three months ended September 30, 2014 from $328.5 million for the three months ended September 30, 2013. The increase was due to the following:

•	LoyaltyOne. Adjusted EBITDA, net increased $7.3 million, or 11.7%, to $69.5 million for the three months ended September 30, 2014. Adjusted EBITDA, net was positively impacted by the BrandLoyalty acquisition, which contributed $12.6 million, while a weaker Canadian dollar negatively impacted adjusted EBITDA, net by $2.8 million.

•	Epsilon. Adjusted EBITDA, net increased $5.9 million, or 7.5%, to $84.3 million for the three months ended September 30, 2014. Adjusted EDITDA, net was positively impacted by the signing of new clients, increased services provided to existing clients and increased demand in the automotive vertical, but was negatively impacted by new client onboarding expenses.

•	Private Label Services and Credit. Adjusted EBITDA, net increased $38.6 million, or 17.9%, to $254.6 million for the three months ended September 30, 2014. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.

•	Corporate/Other. Adjusted EBITDA, net increased $4.1 million to a loss of $32.4 million for the three months ended September 30, 2014 due to higher payroll, benefits and consulting costs, offset by foreign currency exchange gains related to the contingent liability associated with the BrandLoyalty acquisition and the related foreign currency exchange forward contract.

Index

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,		% Change
	2014	2013	2014 to 2013
Revenue:	(In thousands, except percentages)
LoyaltyOne	$1,009,037	$674,382	49.6%
Epsilon	1,082,111	1,005,789	7.6
Private Label Services and Credit	1,741,384	1,508,321	15.5
Corporate/Other	372	40	nm *
Eliminations	(15,713)	(10,556)	nm *
Total	$3,817,191	$3,177,976	20.1%
Adjusted EBITDA, net (1):
LoyaltyOne	$212,020	$191,006	11.0%
Epsilon	207,189	196,441	5.5
Private Label Services and Credit	708,509	642,949	10.2
Corporate/Other	(85,173)	(70,286)	21.2
Eliminations	—	—	—
Total	$1,042,545	$960,110	8.6%

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

Revenue. Total revenue increased $639.2 million, or 20.1%, to $3.8 billion for the nine months ended September 30, 2014 from $3.2 billion for the nine months ended September 30, 2013. The net increase was due to the following:

•	LoyaltyOne. Revenue increased $334.7 million, or 49.6%, to $1.0 billion for the nine months ended September 30, 2014, as the BrandLoyalty acquisition contributed $358.8 million to revenue. Excluding the BrandLoyalty acquisition, LoyaltyOne revenue decreased $24.1 million due to decreases in AIR MILES reward miles issuance fees and redemption revenue as a result of the unfavorable impact of a decline in the Canadian exchange rate and the change in estimate of our breakage rate in December 2013.

•	Epsilon. Revenue increased $76.3 million, or 7.6%, to $1.1 billion for the nine months ended September 30, 2014. Agency revenue increased $33.5 million due to increased demand in the automotive vertical. Additionally, marketing technology revenue increased $38.4 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients.

•	Private Label Services and Credit. Revenue increased $233.1 million, or 15.5%, to $1.7 billion for the nine months ended September 30, 2014. Finance charges, net increased by $224.4 million, driven by a 18.2% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Transaction revenue increased $10.6 million due to an increase in other servicing fees of $18.0 million, offset by a decrease in merchant fees of $7.4 million.

Adjusted EBITDA, net. Adjusted EBITDA, net increased $82.4 million, or 8.6%, to $1.0 billion for the nine months ended September 30, 2014 from $960.1 million for the nine months ended September 30, 2013. The increase was due to the following:

•	LoyaltyOne. Adjusted EBITDA, net increased $21.0 million, or 11.0%, to $212.0 million for the nine months ended September 30, 2014. Adjusted EBITDA, net was positively impacted by the BrandLoyalty acquisition, which contributed $36.6 million, while a weaker Canadian dollar negatively impacted adjusted EBITDA, net by $11.9 million.

Index

•	Epsilon. Adjusted EBITDA, net increased $10.7 million, or 5.5%, to $207.2 million for the nine months ended September 30, 2014. Adjusted EDITDA, net was positively impacted by the signing of new clients, increased services provided to existing clients and increased demand in the automotive vertical, but was negatively impacted by new client onboarding expenses, higher health care costs due to increased participation in health and welfare plans and severance associated with the integration of HMI.

•	Private Label Services and Credit. Adjusted EBITDA, net increased $65.6 million, or 10.2%, to $708.5 million for the nine months ended September 30, 2014. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.

•	Corporate/Other. Adjusted EBITDA, net decreased $14.9 million to a loss of $85.2 million for the nine months ended September 30, 2014 related to increases in payroll, benefits and consulting costs, offset by foreign currency exchange gains related to the contingent liability associated with the BrandLoyalty acquisition and the related foreign currency exchange forward contract.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	September 30, 2014	% of Total	December 31, 2013	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$8,849,589	100.0%	$8,166,961	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	138,036	1.6	114,430	1.4
61 to 90 days	85,226	0.9	74,700	0.9
91 or more days	168,368	1.9	150,425	1.9
Total	$391,630	4.4%	$339,555	4.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except percentages)
Average credit card receivables	$8,736,664	$7,154,979	$8,309,963	$7,027,830
Net charge-offs of principal receivables	87,803	77,331	275,126	235,337
Net charge-offs as a percentage of average credit card receivables (1)	4.0%	4.3%	4.4%	4.5%

(1)
Under GAAP, losses associated with purchased credit card receivables are reflected in the fair value of the purchased credit card receivables and not reported as net charge-offs. For the three and nine months ended September 30, 2014, the net charge-off rate would have been 4.1% and 4.5%, respectively, if losses associated with the acquired credit card receivables had been reported as net charge-offs. For the three and nine months ended September 30, 2013, the net charge-off rate would have been 4.4% and 4.6%, respectively, if losses associated with the acquired credit card receivables had been reported as net charge-offs.

See Note 4, "Credit Card and Loan Receivables," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Operating Activities. We generated cash flow from operating activities of $968.0 million and $798.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in operating cash flows in 2014 was due to increased profitability for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

We utilize our cash flow from operations for ongoing business operations, repayments of our revolving line of credit or other debt, acquisitions and capital expenditures.

Investing Activities. Cash used in investing activities was $1,862.8 million and $374.3 million for the nine months ended September 30, 2014 and 2013, respectively. Significant components of investing activities are as follows:

•	Redemption settlement assets. Cash decreased $48.9 million and $73.8 million for the nine months ended September 30, 2014 and 2013, respectively, due to the increase in funding requirements resulting from the changes in our estimate of breakage in each of December 2013 and December 2012.

•	Restricted cash. Cash decreased $316.1 million for the nine months ended September 30, 2014 due to the principal accumulation of $316.5 for the repayment of non-recourse borrowings of consolidated securitization debt which was repaid in October 2014.

•	Credit card and loan receivables, net. Cash decreased $633.3 million and $220.6 million for the nine months ended September 30, 2014 and 2013, respectively, due to growth in our credit card receivables.

•	Payments for acquired business, net of cash acquired. During the nine months ended September 30, 2014, we utilized cash of $259.5 million our 60% ownership interest in BrandLoyalty acquired on January 2, 2014.

•	Purchase of credit card portfolios. During the nine months ended September 30, 2014, the we paid $379.6 million to acquire two co-brand credit card portfolios. During the nine months ended September 30, 2013, we paid $37.1 million to acquire one private label credit card portfolio.

•	Capital expenditures. Our capital expenditures for the nine months ended September 30, 2014 were $114.6 million compared to $91.8 million for the comparable period in 2013 due to our overall growth, as capital expenditures as a percentage of revenue have remained at approximately 3% for each of the respective periods. We anticipate capital expenditures not to exceed approximately 3% of annual revenue for the foreseeable future.

•	Purchases of other investments. Our purchases of other investments were $109.8 million for the nine months ended September 30, 2014, as compared to $23.6 million for the comparable period in 2013. The increase in purchases of other investments is a result of the purchase of $100.1 million of long-term U.S. Treasury bonds in June 2014.

Index

Financing Activities. Cash provided by financing activities was $564.8 million for the nine months ended September 30, 2014, compared to cash used by financing activities of $528.8 million for the nine months ended September 30, 2013. The primary sources of cash for the nine months ended September 30, 2014 were $911.4 million from net issuances of deposits and $339.4 million from net issuances under debt agreements, including $600.0 million of senior notes due 2022 issued in July 2014. These sources of cash were offset by uses of cash associated with the settlement of the 2014 convertible senior notes, net repayment of borrowings under asset-backed securities of $140.0 million and repurchases of our common stock for $217.5 million. During the nine months ended September 30, 2014, we settled our 2014 convertible senior notes in cash, which resulted in a cash outflow of $1.9 billion offset by cash received from our hedge counterparties of $1.5 billion, resulting in net cash used of $345.0 million. Our financing activities during the nine months ended September 30, 2013 relate primarily to borrowings and repayments of deposits and asset-backed securities debt, settlements for early conversions of the 2013 convertible senior notes and repurchases of our common stock.

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 14.1%, 14.6% and 15.4%, respectively, at September 30, 2014. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 15.7%, 15.4% and 17.0%, respectively, at September 30, 2014. Based on these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized.

As of September 30, 2014, total capacity under the conduit facilities was $1.6 billion, of which $700.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

As part of the BrandLoyalty acquisition, we assumed the debt outstanding under BrandLoyalty's Amended and Restated Senior Facilities Agreement. As of September 30, 2014, the outstanding balance under the credit facility was $129.0 million.

In July 2014, we exercised in part the accordion feature of the 2013 Credit Agreement and increased the capacity under the 2013 Credit Facility by $50.0 million to $1.3 billion. As of September 30, 2014, we had $120.0 million of borrowings under our credit facility, with total availability at $1,180.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.1 to 1 at September 30, 2014, as compared to the maximum covenant ratio of 3.5 to 1.

On November 3, 2014, we entered into a commitment letter to amend the 2013 Credit Agreement with Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent under the 2013 Term Loan and the 2013 Credit Facility provided under the 2013 Credit Agreement, and certain other lenders party thereto, collectively the Lead Banks. Pursuant to the commitment letter, we will enter into an amendment to the 2013 Credit Agreement with the Lead Banks that will provide for, among other things, (i) a new five-year incremental term loan of $1.1 billion and (ii) the extension by the Lead Banks of the maturity date of their portions of the 2013 Term Loan and the 2013 Credit Facility to the date five years from the closing of the new incremental term loan. Other lenders under the 2013 Credit Agreement will be offered the opportunity to extend the maturity date of their portions of the 2013 Term Loan and the 2013 Credit Facility to the same date. The commitment of each Lead Bank under the commitment letter will terminate if, among other things, the parties have not executed the amendment to the 2013 Credit Agreement on or before March 31, 2015, we fail to pay the requisite fee to the arranging banks required under the terms of the commitment letter, or any material adverse change occurs with respect to our business, financial position or operations. Both the new incremental term loan and the proposed extension of maturity of the 2013 Term Loan and the 2013 Credit Facility are subject to the satisfaction of certain conditions specified in the commitment letter. As a result, we cannot assure you that we will be able to amend the 2013 Credit Agreement or obtain the new incremental term loan on the terms described above or at all.

Index

As of September 30, 2014, we were in compliance with our covenants.

We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the contingent liability associated with the BrandLoyalty acquisition and the pending acquisition of Conversant.

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

As of September 30, 2014, the WFN Trusts and the WFC Trust had approximately $7.2 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

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

In July 2014, Master Trust I issued $394.7 million of asset-backed term securities, of which $94.7 million was retained and eliminated from the unaudited condensed consolidated financial statements. These securities mature in September 2015 and have a fixed interest rate of 0.61%.

Index

In October 2014, $316.5 million of Series 2011-A asset backed term notes, of which $66.5 million of subordinated classes were retained by us and eliminated from our unaudited condensed consolidated financial statements, matured and was repaid.

In November 2014, WFN Credit Company, LLC and Comenity Bank entered into an underwriting agreement pursuant to which Master Trust I will issue $427.6 million of asset-backed term notes, of which $102.6 million of subordinated classes will be retained by us and eliminated from the unaudited condensed consolidated financial statements. These securities will mature in October 2017 and have a fixed interest rate of 1.54%.

The following table shows the maturities of borrowing commitments as of September 30, 2014 for the WFN Trusts and the WFC Trust by year:

	2014	2015	2016	2017	2018 and Thereafter	Total
	(In thousands)
Term notes	$250,000	$693,750	$1,050,000	$325,000	$1,433,166	$3,751,916
Conduit facilities(1)	—	440,000	1,150,000	—	—	1,590,000
Total(2)	$250,000	$1,133,750	$2,200,000	$325,000	$1,433,166	$5,341,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Index

Changes in Internal Control Over Financial Reporting

In January 2014, we acquired a 60% ownership interest in BrandLoyalty Group B.V. Because of the timing of the acquisition, BrandLoyalty was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of September 30, 2014. BrandLoyalty represented $1.2 billion of our total assets at September 30, 2014 and contributed $358.8 million in revenues and $2.4 million of pre-tax income for the nine months ended September 30, 2014.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to the expected timing, completion and effects of the proposed merger between us and Conversant. Such statements may use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "predict," "project," "would" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of this Quarterly Report.

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

IMPORTANT INFORMATION FOR INVESTORS AND STOCKHOLDERS

This communication shall not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended. This communication may be deemed to be solicitation material in respect of the proposed merger between Conversant, Inc. and a subsidiary of Alliance Data Systems Corporation.

In connection with the proposed merger, on October 2, 2014, Alliance Data filed with the United States Securities and Exchange Commission ("SEC") a registration statement on Form S-4 (File No. 333-199128) containing a proxy statement/prospectus. After the registration statement has been declared effective by the SEC, the definitive proxy statement/prospectus will be delivered to stockholders of Conversant. SECURITY HOLDERS OF CONVERSANT ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER DOCUMENTS RELATING TO THE MERGER THAT WILL BE FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. Investors and security holders can obtain copies of the registration statement and proxy statement/prospectus and other documents filed with the SEC by Alliance Data and Conversant, without charge, through the website maintained by the SEC at http://www.sec.gov. Copies of documents filed with the SEC by Alliance Data will be made available free of charge on Alliance Data's website at www.alliancedata.com. Copies of documents filed with the SEC by Conversant will be made available free of charge on Conversant's website at www.conversantmedia.com.

PARTICIPANTS IN THE SOLICITATION

Alliance Data Systems Corporation and Conversant, Inc. and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the holders of Conversant common stock in respect of the proposed transaction. Information about Alliance Data's directors and executive officers is set forth in the proxy statement for Alliance Data's 2014 Annual Meeting of Stockholders, which was filed with the SEC on April 21, 2014. Information about Conversant's directors and executive officers is set forth in the proxy statement for Conversant's 2014 Annual Meeting of Stockholders, which was filed with the SEC on March 28, 2014. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, through securities holdings or otherwise, is contained in the proxy statement/prospectus and other relevant materials filed with the SEC regarding the proposed merger. Investors should read the joint proxy statement/prospectus carefully before making any voting or investment decisions.  You may obtain free copies of these documents from Alliance Data or Conversant using the sources indicated above.

Index

PART II

Item 1.	Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.	Risk Factors.

There have been no other material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except as disclosed in our Registration Statement on Form S-4 (File No. 33-199128) filed with the SEC on October 2, 2014 and the risks described below:

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

In addition, on August 27, 2014, the SEC adopted a number of rules that will change the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. A number of rules proposed by the SEC in 2010 and 2011, such as requiring group-level data for the underlying assets in credit card securitizations, were not adopted in the recent rulemaking but may be implemented by the SEC in the future. We are still assessing the impact of the new rules, and the possibility of continued rulemaking, on our publicly offered securitization program. The SEC also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts rely on in our credit card securitization programs to avoid registration as investment companies. The form that these rules may ultimately take is uncertain at this time, but such rules may impact our ability or desire to issue asset-backed securities in the future.

On March 30, 2011, the SEC, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and certain other banking regulators proposed regulations that would mandate a five percent risk retention requirement for securitizations, and such regulators issued a re-proposal of the risk retention regulations on August 28, 2013. We cannot predict at this time whether our existing credit card securitization programs will satisfy the new regulatory requirements or whether structural changes to those programs will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.

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

Index

As a result of Basel III, which refers generally to a set of regulatory reforms adopted in the U.S. and internationally that are meant to address issues that arose in the banking sector during the recent financial crisis, banks are becoming subject to more stringent capital, liquidity and leverage requirements. In response to Basel III, noteholders of our securitization trusts' funding notes have sought and obtained amendments to their respective transaction documents permitting them to delay disbursement of funding increases by up to 35 days. Although funding may be requested from other noteholders who have not delayed their funding, access to financing could be disrupted if all of the noteholders implement such delays or if the lending capacities of those who did not do so were insufficient to make up the shortfall. In addition, excess spread may be affected if the issuing entity's borrowing costs increase as a result of Basel III. Such cost increases may result, for example, because the noteholders are entitled to indemnification for increased costs resulting from such regulatory changes.

The inability to securitize card receivables due to changes in the market, regulatory proposals, the unavailability of credit enhancements, or any other circumstance or event would have a material adverse effect on our operations and earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(Dollars in millions)
During 2014:
July 1-31	29,256	$267.52	25,080	$191.6
August 1-31	38,387	259.08	35,000	182.5
September 1-30	3,629	250.06	—	182.5
Total	71,272	$262.08	60,080	$182.5

(1)
During the period represented by the table, 11,192 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

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

#2.1
Agreement and Plan of Merger, dated as of September 11, 2014, among Alliance Data Systems Corporation, Conversant, Inc. and Amber Sub LLC (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 11, 2014, File No. 001-15749).

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

10.2
Purchase Agreement, dated July 24, 2014, by and among Alliance Data Systems Corporation, certain of its subsidiaries, and the several Initial Purchasers party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 28, 2014, File No. 001-15749).

10.3
Third Amendment to Amended and Restated Service Agreement, dated as of September 1, 2014, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K filed with the SEC by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 5, 2014, File Nos. 333-166240, 333-60418, 333-188583, 333-166240-01, 333-113669, 333-166240-02, 333‑60418-01, 333-189182, 333-189182-01).

10.4
Voting Agreement, dated as of September 11, 2014, by and among Alliance Data Systems Corporation and executive officers and directors of Conversant, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 11, 2014, File No. 001-15749).

10.5
Letter Agreement between Alliance Data Systems Corporation and John Giuliani, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, File No. 333-199128, filed with the SEC on October 2, 2014).

10.6
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

Index

Exhibit No.	Description

*32.2
Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract, compensatory plan or arrangement

#	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K, Alliance Data will furnish copies of any such schedules to the SEC upon request.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE DATA SYSTEMS CORPORATION

By:	/s/ Edward J. Heffernan
Edward J. Heffernan
President and Chief Executive Officer
Date: November 5, 2014

By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer
Date: November 5, 2014