Form 10-K
period 2014-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2015-02-27
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500 Dallas Parkway, Suite 700
Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)
(214) 494-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14.8 billion (based upon the closing price on the New York Stock Exchange on June 30, 2014 of $281.25 per share).

As of February 23, 2015, 62,805,266 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2015 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

ALLIANCE DATA SYSTEMS CORPORATION

Index
Caution Regarding Forward-Looking Statements
This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "predict," "project," "would" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.
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
Our Company
We are a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based businesses in a variety of industries. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, end-to-end marketing services, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, online, email, social media, mobile, direct mail and telephone. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift marketing resources away from traditional mass marketing toward more targeted marketing programs that provide measurable returns on marketing investments.
Our client base of more than 1,500 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Sobeys Inc., Shell Canada Products, Procter & Gamble, AstraZeneca, Hilton, Bank of America, General Motors, FedEx, Kraft, Victoria's Secret, Lane Bryant, Pottery Barn, J. Crew and Ann Taylor. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, automotive, hospitality and travel, telecommunications, insurance and healthcare. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.
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
Our Market Opportunity and Growth Strategy
We intend to continue capitalizing on the shift in traditional advertising and marketing spend to highly targeted marketing programs. We intend to enhance our position as a leading global provider of data-driven marketing and loyalty solutions and to continue our growth in revenue and earnings by pursuing the following strategies:
•	Capitalize on our Leadership in Highly Targeted and Data-Driven Consumer Marketing. As consumer-based businesses shift their marketing spend to data-driven marketing strategies, we believe we are well-positioned to acquire new clients and sell additional services to existing clients based on our extensive experience in capturing and analyzing our clients' customer transaction data to develop targeted marketing programs. We believe our comprehensive portfolio of high-quality targeted marketing and loyalty solutions provides a competitive advantage over other marketing services firms with more limited service offerings. We seek to extend our leadership position by continuing to improve the breadth and quality of our products and services. We intend to enhance our leadership position in loyalty and marketing solutions by expanding the scope of the Canadian AIR MILES® Reward Program, by continuing to develop stand-alone loyalty programs such as the Hilton HHonors® and Citi Thank You® programs and short-term loyalty programs, and by increasing our penetration in the retail sector with our integrated marketing and credit services offering.
•	Sell More Fully Integrated End-to-End Marketing Solutions. In our Epsilon® segment, we have assembled what we believe is the industry's most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, database development and management, marketing analytics, creative design and delivery services such as video, mobile and permission-based email communications. We offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of whom do not currently purchase our full suite of services. In addition, we further intend to integrate our product and service offerings so that we can provide clients with a comprehensive portfolio of targeted marketing solutions, including coalition and individual loyalty programs, private label and co-brand retail credit card programs and other data-driven marketing solutions. By selling integrated solutions across our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.
•	Continue to Expand our Global Footprint. Global reach is increasingly important as our clients grow into new markets, and we are well positioned to cost-effectively increase our global presence. We believe continued international expansion will provide us with strong revenue growth opportunities. On January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty Group B.V., or BrandLoyalty, a Netherlands-based data-driven loyalty marketer, which designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for grocers worldwide. BrandLoyalty generates most of its revenues throughout Europe and in key markets in Asia and Latin America. BrandLoyalty is also developing new markets in other regions, including Russia and China. Effective January 1, 2015, we increased our ownership in BrandLoyalty to 70%. Our acquisition of Conversant Inc., in December 2014, also expands our operations in Europe and Asia. We own approximately 37% of CBSM-Companhia Brasileira De Servicos De Marketing, the operator of the dotz coalition loyalty program in Brazil, or dotz. Dotz currently operates in 12 markets in Brazil, and as of December 31, 2014, dotz had more than 14 million collectors enrolled in the program. These transactions expand our presence across Europe, Asia and Latin America and provide opportunity to leverage our core competencies in these markets as well.
•	Optimize our Business Portfolio. We intend to continue to evaluate our products and services given our strategic direction and demand trends. While we are focused on realizing organic revenue growth and margin expansion, we will consider select acquisitions of complementary businesses that would enhance our product portfolio, market positioning or geographic presence.

Index
Products and Services
Our products and services are reported under three segments—LoyaltyOne®, Epsilon and Private Label Services and Credit, and are listed below. Financial information about our segments and geographic areas appears in Note 22, "Segment Information," of the Notes to Consolidated Financial Statements.
Segment	Products and Services

LoyaltyOne	•	AIR MILES Reward Program

	•	Short-term Loyalty Programs

	•	Loyalty Services
—Loyalty consulting
—Customer analytics
—Creative services
—Mobile solutions

Epsilon	•	Marketing Services
—Agency services
—Database design and management
—Data services
—Analytical services
—Traditional and digital marketing

Private Label Services and Credit	•	Receivables Financing
—Underwriting and risk management
—Receivables funding

	•	Processing Services
—New account processing
—Bill processing
—Remittance processing
—Customer care

	•	Marketing Services

Index
LoyaltyOne
Our LoyaltyOne clients are focused on acquiring and retaining loyal and profitable customers. We use the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our clients within this segment include financial services providers, grocers, drug stores, petroleum retailers and specialty retailers.
LoyaltyOne operates the AIR MILES Reward Program and BrandLoyalty, a Netherlands-based data-driven loyalty marketer.
The AIR MILES Reward Program enables consumers to earn AIR MILES reward miles as they shop across a broad range of retailers and other sponsors participating in the AIR MILES Reward Program. These AIR MILES reward miles can be redeemed by our collectors for travel or other rewards. In December 2011, we introduced a new program option called AIR MILES Cash to which collectors can allocate some or all of their future AIR MILES reward miles collected. Since March 2012, collectors have been able to instantly redeem their AIR MILES reward miles collected in AIR MILES Cash towards in-store purchases at participating sponsors. Approximately two-thirds of Canadian households actively participate in the AIR MILES Reward Program, and it was recently named as one of the most influential Canadian brands in Canada's Ipsos Influence Index.
The three primary parties involved in our AIR MILES Reward Program are: sponsors, collectors and suppliers, each of which is described below.
Sponsors. More than 170 brand name sponsors participate in our AIR MILES Reward Program, including Shell Canada Products, Jean Coutu, RONA, Amex Bank of Canada, Sobeys Inc. and Bank of Montreal.
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
BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for grocers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers around the world. These short-term loyalty programs are designed to drive traffic by attracting new customers and motivating existing customers to spend more because the reward is instant, topical and newsworthy. These programs are tailored for the specific client and are designed to reward key customer segments based on their spending levels during defined campaign periods. Rewards for these programs are sourced from, and in some cases, produced by key suppliers in advance of the programs being offered based on expected demand. Following the completion of each program, BrandLoyalty analyzes spending data to determine the grocer's lift in market share and the program's return on investment.

Index
Epsilon
Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Services include strategic consulting, customer database technologies, omni-channel marketing, loyalty management, proprietary data, predictive modeling, permission-based email marketing and a full range of direct and digital agency services. On behalf of our clients, we develop marketing programs for individual consumers with highly targeted offers and communications. Since these communications are more relevant to the consumer, the consumer is more likely to be responsive to these offers, resulting in a measurable return on our clients' marketing investments. We distribute marketing campaigns and communications through all marketing channels based on the consumer's preference, including digital platforms such as email, mobile, display and social media. Epsilon has over 1,200 clients, operating primarily in the financial services, automotive, consumer product goods (CPG), specialty retail, travel and hospitality, pharmaceutical and telecommunications end-markets.
On December 10, 2014, we completed the acquisition of Conversant, Inc. Conversant is a leader in personalized digital marketing. By offering a fully integrated personalization platform, personalized media programs and one of the world's largest affiliate marketing networks, all fueled by an in-depth understanding of what motivates people to engage, connect and buy, Conversant helps the world's biggest companies grow by creating personalized experiences that deliver higher returns for brands and greater value for consumers. Conversant's solution and capabilities enhance Epsilon's existing offline and online data set, allowing for more effective targeted marketing programs across an expanded distribution network. The acquisition provides scale in the rapidly growing display, mobile, video and social digital channels, and adds essential capabilities to Epsilon's digital messaging platform, Agility Harmony®.
Agency Services. Through our consulting services we analyze our clients' business, brand and/or product strategy to create customer acquisition and retention strategies and tactics designed to further optimize our clients' customer relationships and marketing return on investment. We offer ROI-based targeted marketing services through digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and services that include brand planning and consumer insights.
Database Design and Management. For large consumer-facing brands, we design, build and operate complex consumer marketing databases, including loyalty program management, such as Hilton HHonors, Walgreens Balance® Rewards and the Citi Thank You programs. Our solutions are highly customized and support our clients' needs for real-time data integration from a multitude of data sources, including multi-channel transactional data.
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
Traditional and Digital Marketing. We provide strategic communication solutions and our end-to-end suite of products and services includes strategic consulting, creative services, campaign management and delivery optimization. We deploy marketing campaigns and communications through all marketing channels, including digital platforms such as email, mobile and social media. We also operate what we believe to be one of the largest global permission-based email marketing platforms in the industry. Agility Harmony, Epsilon's next generation digital messaging platform, enables clients to build campaigns using measurable distribution channels. The Conversant acquisition enhances Epsilon's existing solutions, particularly in the rapidly growing display, mobile, video and social digital channels, and adds essential capabilities to Agility Harmony.

Index
Private Label Services and Credit
Our Private Label Services and Credit segment assists some of the best known retailers in extending their brand with a private label and/or co-brand credit card account that can be used by their customers in the store, or through online or catalog purchases.
Receivables Financing. Our Private Label Services and Credit segment provides risk management solutions, account origination and funding services for our more than 135 private label and co-brand credit card programs. Through these credit card programs, we had $10.8 billion in principal receivables, from over 36.1 million active accounts for the year ended December 31, 2014, with an average balance during that period of approximately $552 for accounts with outstanding balances. As of December 31, 2014, L Brands and its retail affiliates accounted for approximately 11.6% of our credit card and loan receivables. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit card limits. We augment these procedures with credit risk scores provided by credit bureaus. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.
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
Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills online. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. In 2013, for the ninth time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for call centers. Our call centers are equipped to handle phone, mail, fax, email and web inquiries. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs.
Marketing Services. Our private label and co-branded credit card programs are designed specifically for retailers and have the flexibility to be customized to accommodate our clients' specific needs. Through our integrated marketing services, we design and implement strategies that assist our clients in acquiring, retaining and managing valuable repeat customers. Our credit card programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our clients' marketing activities. We use multi-channel marketing communication tools, including in-store, permission-based email, mobile messaging and direct mail to reach our clients' customers.

Index
Disaster and Contingency Planning
We operate, either internally or through third-party service providers, multiple data processing centers to process and store our customer transaction data. Given the significant amount of data that we or our third-party service providers manage, much of which is real-time data to support our clients' commerce initiatives, we have established redundant capabilities for our data centers. We have a number of safeguards in place that are designed to protect us from data-related risks and in the event of a disaster, to restore our data centers' systems.
Protection of Intellectual Property and Other Proprietary Rights
We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. In the United States, we have 10 issued patents, 23 pending patent applications, and 24 pending provisional patent applications, each with the U.S. Patent and Trademark Office. In Canada, we have one issued patent and one pending patent application. In addition, we have one issued patent in each of France, Germany, and the United Kingdom. We also have one pending Patent Cooperation Treaty application. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in Argentina, Australia, New Zealand, the European Union or some of its individual countries (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, United Kingdom), Peru, Mexico, Venezuela, Brazil, China, Hong Kong, Japan, South Korea, Switzerland, Norway, Russian Federation, Turkey, Vietnam and Singapore and internationally under the Madrid Protocol in several countries, including several of the aforementioned countries. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.
Competition
The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.
LoyaltyOne. As a provider of marketing services, our LoyaltyOne segment generally competes with advertising and other promotional and loyalty programs, both traditional and online, for a portion of a client's total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. We expect competition to intensify as more competitors enter our market. Competitors with our AIR MILES Reward Program and our BrandLoyalty shopper loyalty programs may target our sponsors, clients and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will also depend on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers.
Epsilon. Our Epsilon segment generally competes with a variety of niche providers as well as large media/digital agencies. For the niche provider competitors, their focus has primarily been on one or two services within the marketing value chain, rather than the full spectrum of data-driven marketing services used for both traditional and online advertising and promotional marketing programs. For the larger media/digital agencies, most offer the breadth of services but typically do not have the internal integration of offerings to deliver a seamless "one stop shop" solution, from strategy to execution across traditional as well as digital and emerging technologies. In addition, Epsilon competes against internally developed products and services created by our existing clients and others. We expect competition to intensify as more competitors enter our market. For our targeted direct marketing services offerings, our ability to continue to capture detailed customer transaction data is critical in providing effective marketing and loyalty strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients' objective to continually improve their return on marketing investment.
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

Index
Regulation
Federal and state laws and regulations extensively regulate the operations of our bank subsidiaries, Comenity Bank and Comenity Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of Comenity Bank and Comenity Capital Bank, and they impose significant restraints to which other non-regulated companies are not subject. Because Comenity Bank is deemed a credit card bank and Comenity Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. Nevertheless, as a state bank, Comenity Bank is still subject to overlapping supervision by the Federal Deposit Insurance Corporation, or FDIC, and the State of Delaware; and, as an industrial bank, Comenity Capital Bank is still subject to overlapping supervision by the FDIC and the State of Utah.
The Dodd-Frank Act contains certain prohibitions and restrictions on the ability of a banking entity or nonbanking financial company supervised by the Federal Reserve ("covered organizations") to engage in proprietary trading or to make investments in, or have certain relationships with, hedge funds and private equity funds (commonly referred to as the Volcker Rule). In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the Securities and Exchange Commission, or SEC, adopted final regulations implementing those provisions. Covered organizations have until July 21, 2015 to comply fully with most requirements of the Volcker Rule. We are still assessing the impact of the Volcker Rule on our business practices, but do not expect it to have a material impact on our credit card securitization program.
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
We are limited under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board Regulation W in the extent to which we can borrow or otherwise obtain credit from or engage in other "covered transactions" with Comenity Bank or Comenity Capital Bank, which may have the effect of limiting the extent to which Comenity Bank or Comenity Capital Bank can finance or otherwise supply funds to us. "Covered transactions" include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in "covered transactions," they do require that we engage in "covered transactions" with Comenity Bank or Comenity Capital Bank only on terms and under circumstances that are substantially the same, or at least as favorable to Comenity Bank or Comenity Capital Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by Comenity Bank or Comenity Capital Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.
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
A number of privacy laws and regulations have been enacted in the United States, Canada, the European Union, China and other international markets in which we operate. These laws and regulations place many restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation around the world could place additional restrictions on our ability to utilize customer information. For example, Canada has enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. Among its principles, this act requires organizations to obtain a consumer's consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. Some Canadian provinces have enacted substantially similar privacy legislation. We believe we have taken appropriate steps with our AIR MILES Reward Program to comply with these laws.

Index
In the United States under the Gramm-Leach-Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. It also requires us to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to "opt out" of any such disclosure. In Canada, the Act to promote the efficiency and adaptability of the Canadian economy by regulating certain activities that discourage reliance on electronic means of carrying out commercial activities, and to amend the Canadian Radio-television and Telecommunications Commission Act, the Competition Act, the Personal Information Protection and Electronic Documents Act and the Telecommunications Act, more generally known as Canada's Anti-Spam Legislation, may restrict our ability to send commercial "electronic messages," defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act requires that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. In the European Union, the Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements.
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
Employees
As of December 31, 2014, we had over 15,000 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.
Available Information
We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy, for a fee, any document we file or furnish at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC's website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.AllianceData.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Executives and Chief Executive Officer, and code of ethics for Board Members on our website. These documents are available free of charge to any stockholder upon request.

Index
Item 1A.	Risk Factors.
RISK FACTORS
Strategic Business Risk and Competitive Environment
Our 10 largest clients represented 37.5% of our consolidated revenue in 2014 and the loss of any of these clients could cause a significant drop in our revenue.
We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 37.5% of our consolidated revenue during the year ended December 31, 2014, with no single client representing greater than 10.0% of our consolidated revenue. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.
LoyaltyOne. LoyaltyOne represents 26.5% of our consolidated revenue. LoyaltyOne's 10 largest clients represented approximately 48.9% of our LoyaltyOne revenue in 2014. Bank of Montreal and Sobeys Inc. represented approximately 24.9% and 10.3%, respectively, of this segment's revenue for 2014. Our contract with Bank of Montreal expires in 2017, subject to automatic renewals at five-year intervals. Our contract with Sobeys Inc. and its retail affiliates expires in 2024.
Epsilon. Epsilon represents 28.7% of our consolidated revenue. Epsilon's 10 largest clients represented approximately 34.1% of our Epsilon revenue in 2014, with no single client representing more than 10% of Epsilon's revenue.
Private Label Services and Credit. Private Label Services and Credit represents 45.2% of our consolidated revenue. Private Label Services and Credit's 10 largest clients represented approximately 65.4% of our Private Label Services and Credit revenue in 2014. L Brands and its retail affiliates and Ascena Retail Group, Inc. and its retail affiliates represented approximately 16.7% and 12.8%, respectively, of our revenue for this segment in 2014. Our primary contract with a retail affiliate of L Brands expires in 2018 and our contracts with Ascena Retail Group and its retail affiliates expire in 2016 and 2019.
If actual redemptions by AIR MILES Reward Program collectors are greater than expected, or if the costs related to redemption of AIR MILES reward miles increase, our profitability could be adversely affected.
A portion of our revenue is based on our estimate of the number of AIR MILES reward miles that will go unused by the collector base. The percentage of AIR MILES reward miles not expected to be redeemed is known as "breakage."
Breakage is based on management's estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure, including the introduction of a five-year expiry policy in December 2011, the introduction of the AIR MILES Cash program option and changes to rewards offered.
From June 2008 through December 2012, our estimate of breakage was 28%. Based on the analysis of historical redemption trends, statistical analysis performed, and the expected impact of recent changes in the program structure, at December 31, 2012 we determined that our estimate of breakage should be lowered to 27%. At December 31, 2013 we determined that our estimate of breakage should be further reduced to 26%. Our estimated breakage rate remained at 26% as of December 31, 2014. Any significant change in, or failure by management to reasonably estimate, breakage could adversely affect our profitability.
Additionally, if actual redemptions are greater than our estimates, our profitability could be adversely affected due to the cost of the excess redemptions.
Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $39.1 million for the year ended December 31, 2014.
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
In addition, there are numerous risks associated with acquisitions and the implementation of new businesses, including, but not limited to:
•	the difficulty and expense that we incur in connection with the acquisition or new business opportunity;
•	the potential for adverse consequences when conforming the acquired company's accounting policies to ours;
•	the diversion of management's attention from other business concerns;
•	the potential loss of customers or key employees of the acquired company;
•	the impact on our financial condition due to the timing of the acquisition or new business implementation or the failure of the acquired or new business to meet operating expectations; and
•	the assumption of unknown liabilities of the acquired company.
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
The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower's balance being charged-off as uncollectible. We rely principally on the customer's creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net credit card and loan receivable charge-off rates are affected by the credit risk of our credit card and loan receivables and the average age or maturity of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2014, our average credit card and loan receivable net charge-off rate was 4.2%, compared to 4.7% and 4.8% for 2013 and 2012, respectively. Delinquency rates were 4.0% of principal credit card and loan receivables at December 31, 2014 compared to 4.2% and 4.0% at December 31, 2013 and 2012, respectively.
The markets for the services that we offer may contract or fail to expand which could negatively impact our growth and profitability.
Our growth and continued profitability depend on acceptance of the services that we offer. Our clients may not continue to use the loyalty and targeted marketing strategies and programs that we offer. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if customers make fewer purchases of our Private Label Services and Credit customers' products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.
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

Index
Liquidity, Market and Credit Risk
Interest rate increases on our variable rate debt could materially adversely affect our earnings.
Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was approximately $260.5 million for the year ended December 31, 2014. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In 2014, a 1.0% increase in interest rates would have resulted in an increase to interest expense of approximately $53.0 million. Conversely, a corresponding decrease in interest rates would have resulted in a decrease to interest expense of approximately $42.5 million. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.
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
The FDIC, the SEC, the Federal Reserve and certain other federal regulators have adopted regulations that would mandate a minimum five percent risk retention requirement for securitizations that are issued on and after December 24, 2016. We have not yet determined whether our existing forms of risk retention will satisfy the final regulatory requirements or whether structural changes will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.
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
We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, the indentures governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement, the indentures governing our senior notes and the agreements governing our other indebtedness;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;
•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes;
•	reduce or delay investments and capital expenditures;
•	cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations; and
•	prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control.
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
We are exposed primarily to fluctuations in the exchange rate between the U.S. and Canadian dollars through our significant Canadian operations and the exchange rate between the U.S. dollar and the Euro through our ownership interest in BrandLoyalty. We currently do not hedge any of our net investment exposure in our Canadian or European operations.

Index
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
The full impact of the Dodd-Frank Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations, and some of the final implementing regulations have not yet been issued. In addition, the Dodd-Frank Act mandates multiple studies, which could result in future legislative or regulatory action. In particular, the Government Accountability Office issued its study on whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exemptions to the definition of "bank" under the Bank Holding Company Act for certain institutions including limited purpose credit card banks and industrial loan companies. The study did not recommend the elimination of these exemptions. However, if legislation were enacted to eliminate these exemptions without any grandfathering or accommodations for existing institutions, we could be required to become a bank holding company and cease certain of our activities that are not permissible for bank holding companies or divest our credit card bank subsidiary, Comenity Bank, or our industrial bank subsidiary, Comenity Capital Bank.
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
While the CFPB does not examine Comenity Bank and Comenity Capital Bank, it will receive information from their primary federal regulator. In addition, the CFPB's broad rulemaking authority is expected to impact their operations. For example, the CFPB's rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, by the Board of Governors of the Federal Reserve System. The CFPB's ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Furthermore, the CFPB has broad authority to prevent "unfair, deceptive or abusive" acts or practices and has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return. It is unclear what changes would be promulgated by the CFPB and what effect, if any, such changes would have on our credit accounts.
The Dodd-Frank Act authorizes certain state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act's general prohibition against unfair, deceptive or abusive practices. To the extent that states enact requirements that differ from federal standards or courts adopt interpretations of federal consumer laws that differ from those adopted by the federal banking agencies, we may be required to alter products or services offered in some jurisdictions or cease offering products, which will increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide.
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

Index
Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our clients' needs.
The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients' requirements and our profitability and cash flow targets. While 47 states and the District of Columbia have enacted data breach notification laws, there is no such federal law generally applicable to our businesses. Data breach notification legislation has been proposed widely and exists in specific countries and jurisdictions in which we conduct business. If enacted, these legislative measures could impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. In addition to the United States, Canadian and European Union regulations discussed below, we have expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional or more stringent legislation and regulations regarding consumer or private sector privacy.
In the United States, federal and state laws such as the federal Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. Regulations under these acts give cardholders the ability to "opt out" of having information generated by their credit card purchases shared with other affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to "opt out," thereby precluding us and our affiliates from using their data.
In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Similar measures were implemented in Canada beginning September 1, 2008. Regulations in both the United States and Canada give consumers the ability to "opt out," through a national do-not-call registry and state do-not-call registries of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our clients. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties.
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
In Canada, the Personal Information Protection and Electronic Documents Act requires an organization to obtain a consumer's consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily "opt out" from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers "opting out" at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers may collect fewer AIR MILES reward miles.
Canada's Anti-Spam Legislation may restrict our ability to send commercial "electronic messages," defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act requires, in part, that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. Failure to comply with the terms of this Act or any proposed regulations that may be adopted in the future could have a negative impact on our reputation and subject us to significant monetary penalties.
In the European Union, the Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements.  The Directive may be superseded by the General Data Protection Regulation proposed in January 2012 which would create one standard for the European Union member states but could limit our ability to provide services and information to our clients. There is also rapid development of new privacy laws and regulations in the Asia Pacific region and elsewhere around the globe, including amendments of existing data protection laws to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

Index
If the technology that we currently use to target the delivery of online advertisements and to prevent fraud is restricted or becomes subject to additional regulation, our product offerings could be limited and our profitability could be adversely impacted.
Websites typically place small files of non-personalized, or anonymous information commonly known as cookies, on an Internet user's hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user's browser software. We currently use cookies, along with other technologies, as set forth in our privacy policies, for purposes that include, without limitation, improving the experience Web and mobile users have when they see advertisements, advertising campaign reporting, website reporting and to monitor and prevent fraudulent activity. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we expect that we would need to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they may be less effective than cookies. We also expect that we would need to develop or acquire other technology to monitor and prevent fraudulent activity. Replacement of cookies could require reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future that could be costly and time consuming, could require us to change our business practices and could divert management's attention.
Some of browser makers have been working on their own do-not-track, or DNT, technical solutions, notably Microsoft® Internet Explorer®, Mozilla® Firefox®, Apple® Safari® and Google Chrome®. Microsoft's Internet Explorer 9 offers a tracking protection feature that doesn't allow for tracking by allowing Internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. Microsoft's Internet Explorer 10 and 11 offer DNT by default. In addition, Mozilla Firefox has announced a plan to block third-party cookies by default. These features offered or planned by Microsoft and Mozilla, if widely deployed and adopted, may adversely affect our ability to grow our company, maintain our current revenues and profitability, serve and monetize content and utilize our behavioral targeting platform.
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

Index

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
If either of our depository institution subsidiaries failed to meet the criteria for the exemption from the definition of "bank" in the Bank Holding Company Act under which it operates (which exemptions are described below), and if we did not divest such depository institution upon such an occurrence, we would become subject to regulation under the Bank Holding Company Act. This would require us to cease certain of our activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act. One of our depository institution subsidiaries, Comenity Bank, is a Delaware State FDIC-insured bank and a limited-purpose credit card bank located in Delaware. Comenity Bank will not be a "bank" as defined under the Bank Holding Company Act so long as it remains in compliance with the following requirements:
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
Our other depository institution subsidiary, Comenity Capital Bank, is a Utah industrial bank that is authorized to do business by the State of Utah and the FDIC. Comenity Capital Bank will not be a "bank" as defined under the Bank Holding Company Act so long as it remains an industrial bank in compliance with the following requirements:
•	it is an institution organized under the laws of a state which, on March 5, 1987, had in effect or had under consideration in such state's legislature a statute which required or would require such institution to obtain insurance under the Federal Deposit Insurance Act; and
•	it does not accept demand deposits that the depositor may withdraw by check or similar means for payment to third parties.
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
Although we have extensive physical and cyber security and associated procedures, our databases have in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, the integrity of our databases have in the past been and may in the future be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our loyalty and marketing programs. The use of our loyalty, marketing services or credit card programs could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from our clients or their customers, consumers or regulatory enforcement actions, which may adversely affect our client relationships.
Loss of data center capacity, interruption due to cyber attacks, loss of telecommunication links, computer viruses or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.
Our ability, and that of our third-party service providers, to protect our data centers against damage, loss or inoperability from fire, power loss, cyber attacks, telecommunications failure, computer viruses and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data as well as periodically expand and upgrade our database capabilities. Any damage to our data centers, or those of our third-party service providers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to cyber attacks, could adversely affect our ability to meet our clients' needs and their confidence in utilizing us for future services.
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
Our operations, acquisitions and employment of personnel outside the United States may require us to comply with numerous complex laws and regulations of the United States government and those of the various international jurisdictions where we do business. These laws and regulations may apply to a company, or individual directors, officers, employees or agents of such company, and may restrict our operations, investment decisions or joint venture activities. Specifically, we may be subject to anti-corruption laws and regulations, including, but not limited to, the United States' Foreign Corrupt Practices Act, or FCPA; the United Kingdom's Bribery Act 2010, or UKBA; and Canada's Corruption of Foreign Public Officials Act, or CFPOA. These anti-corruption laws generally prohibit providing anything of value to foreign officials for the purpose of influencing official decisions, obtaining or retaining business, or obtaining preferential treatment and require us to maintain adequate record-keeping and internal controls to ensure that our books and records accurately reflect transactions. As part of our business, we or our partners may do business with state-owned enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA, UKBA or CFPOA. There can be no assurance that our policies, procedures, training and compliance programs will effectively prevent violation of all United States and international laws and regulations with which we are required to comply, and such a violation may subject us to penalties that could adversely affect our reputation, business, financial condition or results of operations. In addition, some of the international jurisdictions in which we operate may lack a developed legal system, have elevated levels of corruption, maintain strict currency controls, present adverse tax consequences or foreign ownership requirements, require difficult or lengthy regulatory approvals, or lack enforcement for non-compete agreements, among other obstacles.
Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.
As of February 23, 2015, we had an aggregate of 84,872,167 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 24,003,000 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 968,952 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 23, 2015, including options to purchase approximately 129,402 shares exercisable as of February 23, 2015 or that will become exercisable within 60 days after February 23, 2015. We have reserved for issuance 1,500,000 shares of our common stock, 712,210 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2014. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.
Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent or delay change of control transactions or attempts by our stockholders to replace or remove our current management.
Delaware law, as well as provisions of our certificate of incorporation, bylaws and debt instruments, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to our stockholders. These include our board's authority to issue shares of preferred stock without further stockholder approval.
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
As of December 31, 2014, we own one general office property and lease approximately 121 general office properties worldwide, comprised of approximately 4.2 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:
Location	Segment	Approximate Square Footage	Lease Expiration Date
Plano, Texas	Corporate	108,269	June 29, 2021
Columbus, Ohio	Corporate, Private Label Services and Credit	272,602	February 28, 2018
Toronto, Ontario, Canada	LoyaltyOne	194,018	September 30, 2017
Mississauga, Ontario, Canada	LoyaltyOne	50,908	November 30, 2019
Den Bosch, Netherlands	LoyaltyOne	132,482	December 31, 2028
Maasbree, Netherlands	LoyaltyOne	488,681	September 1, 2028
Wakefield, Massachusetts	Epsilon	184,411	December 31, 2020
Irving, Texas	Epsilon	221,898	June 30, 2026
Lewisville, Texas	Epsilon	10,000	January 15, 2017
Earth City, Missouri	Epsilon	116,783	December 31, 2016
West Chicago, Illinois	Epsilon	155,412	October 31, 2025
Columbus, Ohio	Private Label Services and Credit	103,161	January 31, 2019
Couer D'Alene, Idaho	Private Label Services and Credit	114,000	March 31, 2027
Westerville, Ohio	Private Label Services and Credit	100,800	July 31, 2024
Wilmington, Delaware	Private Label Services and Credit	5,198	November 30, 2020
Salt Lake City, Utah	Private Label Services and Credit	6,488	January 18, 2018
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
Item 4.	Mine Safety Disclosures.
Not applicable.

Index
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol "ADS." The following tables set forth for the periods indicated the high and low composite per share prices as reported by the NYSE.
	High	Low
Year Ended December 31, 2014
First quarter	$300.49	$230.53
Second quarter	284.40	230.79
Third quarter	288.67	239.83
Fourth quarter	292.96	230.54

Year Ended December 31, 2013
First quarter	$162.07	$146.39
Second quarter	185.32	152.80
Third quarter	220.02	171.30
Fourth quarter	264.31	209.71
Holders
As of February 23, 2015, the closing price of our common stock was $279.62 per share, there were 62,805,266 shares of our common stock outstanding, and there were approximately 73 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
On December 5, 2013, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2014 through December 31, 2014. On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.

Index

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2014:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2014:
October 1-31	3,524	$253.86	—	$182.5
November 1-30	2,488	283.03	—	182.5
December 1-31	250,661	278.60	248,161	113.4
Total	256,673	$278.31	248,161	$113.4

(1)	During the period represented by the table, 8,512 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.
(2)	On December 5, 2013, our Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2014 through December 31, 2014. On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.
Performance Graph
The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2009, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of fourteen companies selected by us.
The companies in the peer group are Acxiom Corporation, American Express Company, Discover Financial Services, Equifax, Inc., Experian PLC, Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Nielsen Holdings N.V., Omnicom Group Inc., The Dun & Bradstreet Corporation, The Interpublic Group of Companies, Inc., Total Systems Services, Inc. and WPP plc.

Index

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2009 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company's stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alliance Data Systems Corporation, the S&P 500 Index, and a Peer Group Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Alliance Data Systems Corporation
S&P 500
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Alliance Data Systems Corporation	S&P 500	Peer Group
December 31, 2009	$100.00	$100.00	$100.00
December 31, 2010	109.97	115.06	115.21
December 31, 2011	160.77	117.49	122.31
December 31, 2012	224.12	136.30	154.64
December 31, 2013	407.08	180.44	235.73
December 31, 2014	442.87	205.14	249.06
Our future filings with the SEC may "incorporate information by reference," including this Form 10-K. Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Index
Item 6.	Selected Financial Data.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
The following table sets forth our summary historical consolidated financial information for the periods ended and as of the dates indicated. You should read the following historical consolidated financial information along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-K. The fiscal year financial information included in the table below is derived from our audited consolidated financial statements.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Income statement data
Total revenue	$5,302,940	$4,319,063	$3,641,390	$3,173,287	$2,791,421
Cost of operations (exclusive of amortization and depreciation disclosed separately below) (1)	3,218,774	2,549,159	2,106,612	1,811,882	1,545,380
Earn-out obligation	105,944	—	—	—	—
Provision for loan loss	425,205	345,758	285,479	300,316	387,822
General and administrative (1)	141,468	109,115	108,059	95,256	85,773
Depreciation and other amortization	109,655	84,291	73,802	70,427	67,806
Amortization of purchased intangibles	203,427	131,828	93,074	82,726	75,420
Total operating expenses	4,204,473	3,220,151	2,667,026	2,360,607	2,162,201
Operating income	1,098,467	1,098,912	974,364	812,680	629,220
Interest expense, net	260,526	305,500	291,460	298,585	318,330
Income from continuing operations before income taxes	837,941	793,412	682,904	514,095	310,890
Provision for income taxes	321,801	297,242	260,648	198,809	115,252
Income from continuing operations	516,140	496,170	422,256	315,286	195,638
Loss from discontinued operations, net of taxes	—	—	—	—	(1,901)
Net income	$516,140	$496,170	$422,256	$315,286	$193,737
Less: Net income attributable to non-controlling interest	9,847	—	—	—	—
Net income attributable to Alliance Data Systems Corporation stockholders	$506,293	$496,170	$422,256	$315,286	$193,737

Income from continuing operations attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$8.72	$10.09	$8.44	$6.22	$3.72
Diluted	$7.87	$7.42	$6.58	$5.45	$3.51
Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$8.72	$10.09	$8.44	$6.22	$3.69
Diluted	$7.87	$7.42	$6.58	$5.45	$3.48
Weighted average shares:
Basic	56,378	49,190	50,008	50,687	52,534
Diluted	62,445	66,866	64,143	57,804	55,710

Index

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Adjusted EBITDA, net (2)
Adjusted EBITDA, net	$1,425,560	$1,249,777	$1,073,748	$859,530	$638,000
Other financial data
Cash flows from operating activities	$1,344,159	$1,003,492	$1,134,190	$1,011,347	$902,709
Cash flows from investing activities	$(4,737,121)	$(1,619,416)	$(2,671,350)	$(1,040,710)	$(340,784)
Cash flows from financing activities	$3,516,146	$704,152	$2,209,019	$109,250	$(715,675)

Segment operating data
Private label statements generated	212,015	192,508	166,091	142,064	142,379
Credit sales	$18,948,167	$15,252,299	$12,523,632	$9,636,053	$8,773,436
Average credit card and loan receivables	$8,750,148	$7,212,678	$5,927,562	$4,962,503	$5,025,915
AIR MILES reward miles issued	5,500,889	5,420,723	5,222,887	4,940,364	4,584,384
AIR MILES reward miles redeemed	4,100,680	4,017,494	4,040,876	3,633,921	3,634,821

	As of December 31,
	2014	2013	2012	2010	2010
	(In thousands)
Balance sheet data
Credit card and loan receivables, net	$10,673,709	$8,069,713	$6,697,674	$5,197,690	$4,838,354
Redemption settlement assets, restricted	520,340	510,349	492,690	515,838	472,428
Total assets	20,263,977	13,244,257	12,000,139	8,980,249	8,272,152
Deferred revenue	1,013,177	1,137,186	1,249,061	1,226,436	1,221,242
Deposits	4,773,541	2,816,361	2,228,411	1,353,775	859,100
Non-recourse borrowings of consolidated securitization entities	5,191,916	4,591,916	4,130,970	3,260,287	3,660,142
Long-term and other debt, including current maturities	4,209,246	2,800,281	2,854,839	2,183,474	1,869,772
Total liabilities	17,632,031	12,388,496	11,471,652	8,804,283	8,249,058
Redeemable non-controlling interest	235,566	—	—	—	—
Total stockholders' equity	2,396,380	855,761	528,487	175,966	23,094

(1)	Included in cost of operations is stock compensation expense of $50.8 million, $40.3 million, $32.7 million, $25.8 million and $27.6 million for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively. Included in general and administrative is stock compensation expense of $21.7 million, $18.9 million, $17.8 million, $17.7 million and $22.5 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(2)	See "Use of Non-GAAP Financial Measures" set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of our use of adjusted EBITDA, net and a reconciliation to net income, the most directly comparable GAAP financial measure.

Index

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based businesses in a variety of industries. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, end-to-end marketing services, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, online, email, social media, mobile, direct mail and telephone. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are becoming increasingly valuable as businesses shift marketing resources away from traditional mass marketing toward targeted marketing programs that provide measurable returns on marketing investments. We operate in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit.
LoyaltyOne
LoyaltyOne generates revenue primarily from our coalition loyalty program in Canada, the AIR MILES Reward Program, and BrandLoyalty as described more fully below. Revenue increased $487.4 million, or 53.0%, to $1.4 billion and adjusted EBITDA, net increased $49.0 million for the year ended December 31, 2014 as compared to the same period in 2013, due to the BrandLoyalty acquisition, which added $545.8 million and $64.6 million to revenue and adjusted EBITDA, net, respectively. A weaker Canadian dollar negatively impacted the results of operations for the year ended December 31, 2014, as the average foreign currency exchange rate was $0.91 as compared to $0.97 in the prior year period, which lowered revenue and adjusted EBITDA, net by $58.2 million and $16.8 million, respectively.
On January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty, a Netherlands-based, data-driven loyalty marketer that designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expands our presence across Europe, Asia and Latin America. For additional information on the BrandLoyalty acquisition, see Note 3, "Acquisitions," of the Notes to Consolidated Financial Statements. BrandLoyalty is consolidated in our financial statements and included in our results of operations as of the date of acquisition. Pursuant to the BrandLoyalty share purchase agreement, we may acquire the remaining 40% ownership interest in BrandLoyalty from the sellers over a four-year period, or 10% per year, based upon predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, we must acquire the additional 10% ownership interest for the year achieved; otherwise the seller has a put option to sell us the 10% ownership interest for the respective year. The BrandLoyalty share purchase agreement also contains an earn-out provision for which we have recorded a contingent liability of approximately $326.0 million as of December 31, 2014, of which $105.9 million is included in operating expenses in our consolidated statements of income. As the earnings target specified in the share purchase agreement was met, we acquired an additional 10% ownership interest effective January 1, 2015, increasing our ownership interest in BrandLoyalty to 70%.
For the AIR MILES Reward Program, AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of LoyaltyOne's revenue and indicators of success of the program. The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact our future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to remain unredeemed. The estimated breakage rate changed from 28% to 27% effective December 31, 2012 and from 27% to 26% effective December 31, 2013. As of December 31, 2014, the estimated breakage rate remained at 26%.
For those sponsor contracts not yet subject to Accounting Standards Update, or ASU, 2009‑13, "Multiple-Deliverable Revenue Arrangements," the fees received from AIR MILES reward miles issued are allocated between the redemption element based on the fair value of the redemption element and the service element based on the residual method. For sponsor contracts subject to ASU 2009‑13, we determine the selling price for all of the deliverables in the arrangement, and use the relative selling price method to allocate the arrangement consideration among the deliverables. Proceeds from the issuance of AIR MILES reward miles under these contracts are allocated to three elements: the redemption element, the service element and the brand element. Revenue for the redemption element is recognized at the time an AIR MILES reward mile is redeemed. For the service element, revenue is recognized over the estimated life of an AIR MILES reward mile. Revenue attributable to the brand element is recognized at the time an AIR MILES reward mile is issued.
AIR MILES reward miles issued during the year ended December 31, 2014 increased 1.5% compared to 2013 due to an increase in AIR MILES reward miles issued under the AIR MILES Cash program option. The merger of two of our top grocery sponsors and newly enacted regulations related to prescription drug purchases negatively impacted growth of our AIR MILES reward miles issued in 2014. AIR MILES reward miles redeemed during the year ended December 31, 2014 increased 2.1% compared to the same period in the prior year due to increased redemptions through the AIR MILES Cash program option as well as increased redemptions for travel rewards.
For the year ended December 31, 2014, the AIR MILES Cash program option represented approximately 15.5% of the AIR MILES reward miles issued as compared to 12.1% in the prior year.
During the year ended December 31, 2014, LoyaltyOne signed a cross-Canada, long-term agreement with Sobeys Inc, a national grocery retailer in Canada that acquired Canada Safeway in late 2013, to continue its participation and expand its Sobeys-owned banners as sponsors in the AIR MILES Reward Program. We signed a new, long-term agreement with Katz Group Canada Ltd., a leading retail drugstore operator in Canada and an AIR MILES Reward Program sponsor in Ontario, to continue its participation to issue AIR MILES reward miles in Ontario and expand to its Katz Group-owned banners in other areas of Canada.
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
We also own approximately 37% of CBSM-Companhia Brasileira De Servicos De Marketing, the operator of the dotz coalition loyalty program in Brazil. Dotz operates in 12 regions with more than 14 million collectors enrolled in the program. Our investment in dotz had minimal impact on our results of operations in 2014 and 2013, and we are not expecting it to have an impact on our results of operations in 2015.

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
Revenue increased $142.1 million, or 10.3%, to $1.5 billion and adjusted EBITDA, net increased $19.4 million, or 6.7%, to $309.1 million for the year ended December 31, 2014 as compared to the same period in 2013. Revenue growth was driven by additional services provided to both new and existing clients, increased demand in the automotive vertical and the acquisition of Conversant.
On December 10, 2014, we completed the acquisition of Conversant, a digital marketing services company offering unique end-to-end digital marketing solutions that empower clients to more effectively market to their customers across all channels. Conversant's solution and capabilities are complementary to and enhance Epsilon's existing offline and online data set, allowing for more effective targeted marketing programs across an expanded distribution network. Conversant also provides scale in the rapidly growing display, mobile, video and social digital channels, and adds essential capabilities to Epsilon's digital loyalty platform, Agility Harmony. Conversant is consolidated in our financial statements and included in our results of operations as of the date of acquisition. For additional information on the acquisition of Conversant, see Note 3, "Acquisitions," of the Notes to Consolidated Financial Statements.
During the year ended December 31, 2014, Epsilon announced new multi-year agreements with ANN INC., operator of leading women's specialty retail fashion brands, to provide a customer relationship management database solution, and FordDirect, a joint venture between Ford Motor Company and its franchised dealers, to build and host a customer relationship management database and provide database marketing services. We signed a multi-year agreement with Sephora, a leading specialty cosmetics retailer, to provide targeted email marketing services. Additionally, we announced new multi-year agreements with Ebates Inc. to provide email marketing services and UncommonGoods to provide database marketing services.
Private Label Services and Credit
The Private Label Services and Credit segment provides risk management solutions, account origination, funding services, transaction processing, marketing, customer care and collection services for our more than 135 private label retail and co-branded credit card programs.
Revenue, generated primarily from finance charges and late fees as well as other servicing fees, increased $360.4 million, or 17.7% to $2.4 billion and adjusted EBITDA, net increased $129.2 million, or 16.3%, to $920.9 million for the year ended December 31, 2014 as compared to the same period in 2013.
For the year ended December 31, 2014, average credit card and loan receivables increased 21.3% as compared to the same period in the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 24.2% for the year ended December 31, 2014 due to strong credit cardholder spending, recent new client signings and recent credit card portfolio acquisitions.
Delinquency rates were 4.0% of principal credit card and loan receivables at December 31, 2014 as compared to 4.2% at December 31, 2013. The principal net charge-off rate improved to 4.2% for the year ended December 31, 2014 as compared to 4.7% in the prior year period. We expect our 2015 charge-off rate to be consistent with 2014.
During the year ended December 31, 2014, we announced new multi-year agreements to provide private label credit card services to Overstock.com, JD Williams, International Diamond Distributors, Venus, GameStop Corporation and Mayors Jewelers. We also announced multi-year renewal agreements with Bealls and Burkes Outlet and Eddie Bauer to continue providing private label credit card services. We announced multi-year renewal agreements with HSN, ANN INC. brands, Ann Taylor and LOFT, and furniture retailer Arhaus, to continue providing private label and co-brand credit card services.
Additionally, we announced new multi-year agreements to provide co-brand credit card services to American Kennel Club, Orbitz, DSW Inc., Virgin America, Good Sam Enterprises and BJ's Wholesale Club. We also signed a new multi-year agreement to provide co-brand and private label credit card services to Meijer, one of the largest retailers in the U.S.
During 2014, we acquired four credit card portfolios for an aggregate purchase price of approximately $976.5 million, one of which remains subject to customary purchase price adjustments.

Index
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
If management used different assumptions in estimating net losses that could be incurred, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in management's estimate of incurred net loan losses could have resulted in a change of approximately $107.1 million in the allowance for loan loss at December 31, 2014, with a corresponding change in the provision for loan loss.

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
For those sponsor contracts not yet subject to the adoption of ASU 2009‑13, we allocate the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element, which represents the award ultimately provided to the collector (the "redemption element") and the service element, which consists of direct marketing and support services (the "service element"). For contracts entered into prior to January 1, 2011, revenue related to the service element is determined using the residual method.
The adoption of ASU 2009‑13 eliminated the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. ASU 2009‑13 also established the use of a three-level hierarchy when establishing the selling price and the relative selling price method when allocating arrangement consideration. The ASU had no significant impact upon adoption as no new material contracts or material modifications were experienced with sponsors in the AIR MILES Reward Program from its adoption through December 31, 2012.
In the first quarter of 2013, we renewed our agreements with two of our top five sponsors. As part of our analysis, it was determined that in addition to the redemption and service elements, the right to use of the "AIR MILES" brand name met the criteria for a separate deliverable or element under ASU 2009‑13. For this "brand element," revenue is recognized at the time an AIR MILES reward mile is issued.
For those sponsor contracts within the scope of ASU 2009‑13, proceeds from the issuance of AIR MILES reward miles are allocated to three elements, the redemption element, the service element, and the brand element, based on the relative selling price method. The fair value of each element was determined using management's estimated selling price for that respective element. The objective of using the estimated selling price methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods, including discounted cash flows, the estimated brand value and the number of AIR MILES reward miles issued and redeemed. We estimated the selling prices and volumes over the term of the respective agreements in order to determine the allocation of proceeds to each of the multiple elements delivered.
The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management's estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure.
Redemption revenue recognized is impacted by our estimate of breakage, or those AIR MILES reward miles that we estimate will remain unredeemed by the collector base.
Service revenue recognized in a period is subject to the estimated life of an AIR MILES reward mile, or 42 months.
Based on the analysis of historical redemption trends and additional statistical analysis performed, including the impact of changes in the program structure, we determined that our estimate of breakage had changed from 27% to 26% as of December 31, 2013. Our estimated breakage rate remained at 26% as of December 31, 2014.
There have been no changes to management's estimate of the life of an AIR MILES reward miles in the periods presented in the financial statements. We estimate that an increase (decrease) to the estimated life of an AIR MILES reward mile of one month would decrease (increase) transaction revenue by approximately $6 to $7 million.
As of December 31, 2014, we had $1.0 billion in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 13, "Deferred Revenue," of the Notes to Consolidated Financial Statements.
Income Taxes.
We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740, "Income Taxes". The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 19, "Income Taxes," of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

Index
Recent Accounting Pronouncements
See "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards" under Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that we have recently adopted and certain accounting standards that we have not yet been required to adopt and may be applicable to our future financial condition, results of operations or cash flow.
Use of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, amortization of purchased intangibles, certain business acquisition costs and the additional contingent consideration incurred as a result of the earn-out obligation associated with the BrandLoyalty acquisition. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest.
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
The adjusted EBITDA and adjusted EBITDA, net measures presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.
	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Income from continuing operations	$516,140	$496,170	$422,256	$315,286	$195,638
Stock compensation expense	72,462	59,183	50,497	43,486	50,094
Provision for income taxes	321,801	297,242	260,648	198,809	115,252
Interest expense, net	260,526	305,500	291,460	298,585	318,330
Depreciation and other amortization	109,655	84,291	73,802	70,427	67,806
Amortization of purchased intangibles	203,427	131,828	93,074	82,726	75,420
Business acquisition costs (1)	7,301	—	—	—	—
Earn-out obligation (2)	105,944	—	—	—	—
Adjusted EBITDA	$1,597,256	$1,374,214	$1,191,737	$1,009,319	$822,540
Less: Securitization funding costs	91,103	95,326	92,808	126,711	155,084
Less: Interest expense on deposits	37,543	29,111	25,181	23,078	29,456
Less: Adjusted EBITDA attributable to non-controlling interest	43,050	—	—	—	—
Adjusted EBITDA, net	$1,425,560	$1,249,777	$1,073,748	$859,530	$638,000

(1)	Represents expenditures directly associated with the acquisition of Conversant.
(2)	Represents additional contingent consideration as a result of the earn-out obligation associated with the acquisition of our 60 percent ownership interest in BrandLoyalty.

Index
Consolidated Results of Operations

	Year Ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Revenues	(in thousands, except percentages)
Transaction	$337,391	$329,027	$300,801	2.5%	9.4%
Redemption	1,053,248	587,187	635,536	79.4	(7.6)
Finance charges, net	2,303,698	1,956,654	1,643,405	17.7	19.1
Database marketing fees and direct marketing services	1,438,688	1,289,356	931,533	11.6	38.4
Other revenue	169,915	156,839	130,115	8.3	20.5
Total revenue	5,302,940	4,319,063	3,641,390	22.8	18.6
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	3,218,774	2,549,159	2,106,612	26.3	21.0
Earn-out obligation	105,944	—	—	100.0	—
Provision for loan loss	425,205	345,758	285,479	23.0	21.1
General and administrative	141,468	109,115	108,059	29.7	1.0
Depreciation and other amortization	109,655	84,291	73,802	30.1	14.2
Amortization of purchased intangibles	203,427	131,828	93,074	54.3	41.6
Total operating expenses	4,204,473	3,220,151	2,667,026	30.6	20.7
Operating income	1,098,467	1,098,912	974,364	—	12.8
Interest expense
Securitization funding costs	91,103	95,326	92,808	(4.4)	2.7
Interest expense on deposits	37,543	29,111	25,181	29.0	15.6
Interest expense on long-term and other debt, net	131,880	181,063	173,471	(27.2)	4.4
Total interest expense, net	260,526	305,500	291,460	(14.7)	4.8
Income before income tax	837,941	793,412	682,904	5.6	16.2
Provision for income taxes	321,801	297,242	260,648	8.3	14.0
Net income	$516,140	$496,170	$422,256	4.0%	17.5%

Key Operating Metrics:
Private label statements generated	212,015	192,508	166,091	10.1%	15.9%
Credit sales	$18,948,167	$15,252,299	$12,523,632	24.2%	21.8%
Average credit card and loan receivables	$8,750,148	$7,212,678	$5,927,562	21.3%	21.7%
AIR MILES reward miles issued	5,500,889	5,420,723	5,222,887	1.5%	3.8%
AIR MILES reward miles redeemed	4,100,680	4,017,494	4,040,876	2.1%	(0.6)%

Index
Year ended December 31, 2014 compared to the year ended December 31, 2013
Revenue. Total revenue increased $983.9 million, or 22.8%, to $5.3 billion for the year ended December 31, 2014 from $4.3 billion for the year ended December 31, 2013. The net increase was due to the following:
•	Transaction. Revenue increased $8.4 million, or 2.5%, to $337.4 million for the year ended December 31, 2014. Other servicing fees charged to our credit cardholders increased $26.7 million due to increased volumes. This increase was offset by a decline of $12.3 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with new clients and the increase in associated credit sales. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, also decreased $7.6 million due to the impact of an unfavorable Canadian exchange rate.
•	Redemption. Revenue increased $466.1 million, or 79.4%, to $1.1 billion for the year ended December 31, 2014 due to the BrandLoyalty acquisition, which added $538.9 million. These increases were offset by an unfavorable Canadian exchange rate, which negatively impacted redemption revenue by $36.6 million, and the change in estimate of our breakage rate in prior years.
•	Finance charges, net. Revenue increased $347.0 million, or 17.7%, to $2.3 billion for the year ended December 31, 2014 due to a 21.3% increase in average credit card and loan receivables, which increased revenue $417.0 million through a combination of recent credit card portfolio acquisitions and strong credit cardholder spending. This increase was offset in part by an 80 basis point decline in yield due to the onboarding of new programs, which decreased revenue $70.0 million.
•	Database marketing fees and direct marketing. Revenue increased $149.3 million, or 11.6%, to $1.4 billion for the year ended December 31, 2014. Revenue was driven by the acquisition of Conversant and by marketing technology revenue, which increased $35.7 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients. Agency revenue increased $43.1 million due to demand in the automotive vertical. Marketing analytic services provided by LoyaltyOne also increased $25.1 million due to new client signings.
•	Other revenue. Revenue increased $13.1 million, or 8.3%, to $169.9 million for the year ended December 31, 2014 due to the BrandLoyalty acquisition, which added $6.8 million, and additional consulting services provided by Epsilon.
Cost of operations. Cost of operations increased $669.6 million, or 26.3%, to $3.2 billion for the year ended December 31, 2014 as compared to $2.5 billion for the year ended December 31, 2013. The increase resulted from growth across each of our segments, including the following:
•	Within the LoyaltyOne segment, cost of operations increased $396.1 million due to the BrandLoyalty acquisition, which added $438.2 million. This increase was offset by a decrease in operating expenses in our Canadian operations of $42.0 million due to the decline in the Canadian exchange rate.
•	Within the Epsilon segment, cost of operations increased $129.6 million due to the Conversant acquisition, an increase in payroll and benefits expense of $52.9 million associated with an increase in the number of associates to support growth, including the onboarding of new clients, and an increase of $44.4 million in direct processing expenses, associated with the increase in revenue.
•	Within the Private Label Services and Credit segment, cost of operations increased by $150.3 million. Payroll and benefits expense increased $76.3 million associated with an increase in the number of associates to support growth, and marketing expenses increased $23.4 million due to the increase in credit sales. Other operating expenses increased by $50.6 million, as credit card processing expenses were higher due to an increase in the number of statements generated, and data processing costs increased due to growth in volumes.
Earn-out obligation. On January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty. The share purchase agreement contained an earn-out provision which resulted in an increase in contingent consideration of $105.9 million, which is included in operating expenses in our consolidated statements of income.
Provision for loan loss. Provision for loan loss increased $79.4 million, or 23.0%, to $425.2 million for the year ended December 31, 2014 as compared to $345.8 million for the year ended December 31, 2013. The increase in the provision was a result of the growth in credit card and loan receivables. The net charge-off rate was 4.2% for the year ended December 31, 2014 as compared to 4.7% for the year ended December 31, 2013. Delinquency rates were 4.0% of principal credit card and loan receivables at December 31, 2014 as compared to 4.2% at December 31, 2013.
General and administrative. General and administrative expenses increased $32.4 million, or 29.7%, to $141.5 million for the year ended December 31, 2014 as compared to $109.1 million for the year ended December 31, 2013 as a result of increased payroll and benefits costs of $21.7 million due to higher health care costs and discretionary benefits, as well as increased professional services fees of $12.6 million primarily related to the Conversant acquisition. Additionally, foreign currency exchange gains related to the contingent liability associated with the BrandLoyalty acquisition were offset in part by the related foreign currency exchange forward contract.
Depreciation and other amortization. Depreciation and other amortization increased $25.4 million, or 30.1%, to $109.7 million for the year ended December 31, 2014, as compared to $84.3 million for the year ended December 31, 2013, due to additional assets placed into service from recent capital expenditures and the Conversant and BrandLoyalty acquisitions, which added $6.2 million.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $71.6 million, or 54.3%, to $203.4 million for the year ended December 31, 2014 as compared to $131.8 million for the year ended December 31, 2013. The increase relates to $74.0 million of additional amortization associated with the intangible assets from the Conversant and BrandLoyalty acquisitions as well as recent credit card portfolio acquisitions.
Interest expense, net. Total interest expense, net decreased $45.0 million, or 14.7%, to $260.5 million for the year ended December 31, 2014 as compared to $305.5 million for the year ended December 31, 2013. The decrease was due to the following:
•	Securitization funding costs. Securitization funding costs decreased $4.2 million as decreases with lower average interest rates being partially offset by higher average borrowings.
•	Interest expense on deposits. Interest on deposits increased $8.4 million as increases with higher average borrowings being offset in part by lower average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $49.2 million due to a $71.5 million decrease associated with the maturity of the convertible senior notes in August 2013 and May 2014. This decrease was offset by increases of $13.6 million related to the $600.0 million senior notes issued in July 2014, $6.9 million related to additional borrowings on our credit agreement and $7.2 million related to assumed debt from the BrandLoyalty acquisition.
Taxes. Income tax expense increased $24.6 million to $321.8 million for the year ended December 31, 2014 from $297.2 million for the year ended December 31, 2013 due primarily to an increase in taxable income and an increase in the effective tax rate. The effective tax rate for the year ended December 31, 2014 was 38.4% as compared to 37.5% for the year ended December 31, 2013 as a result of nondeductible expense related to the earn-out obligation associated with the BrandLoyalty acquisition, partially offset by both international expansion efforts and a valuation allowance release associated with the Conversant acquisition. Absent these items noted above, our effective income tax rate would have been 36.2%, and we expect a similar rate for 2015.

Index
Year ended December 31, 2013 compared to the year ended December 31, 2012
Revenue. Total revenue increased $677.7 million, or 18.6%, to $4.3 billion for the year ended December 31, 2013 from $3.6 billion for the year ended December 31, 2012. The net increase was due to the following:
•	Transaction. Revenue increased $28.2 million, or 9.4%, to $329.0 million for the year ended December 31, 2013. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, increased $40.0 million due to $33.5 million of revenue recognized associated with the AIR MILES brand element, as well as increases in the number of AIR MILES reward miles issued in previous quarters. Other servicing fees charged to our credit cardholders increased $30.0 million, offset by a decrease of $41.7 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with the signing of new clients.
•	Redemption. Revenue decreased $48.3 million, or 7.6%, to $587.2 million for the year ended December 31, 2013 due to the impact of the change in estimate of our breakage rate in December 2012, a slight decrease in AIR MILES reward miles redeemed, and an unfavorable exchange rate. The decline in the Canadian dollar impacted redemption revenue by $17.1 million.
•	Finance charges, net. Revenue increased $313.2 million, or 19.1%, to $2.0 billion for the year ended December 31, 2013. This increase was driven by a 21.7% increase in average credit card and loan receivables, which increased approximately $1.3 billion through a combination of recent credit card portfolio acquisitions and strong credit cardholder spending. This was offset in part by a 60 basis point decline in gross yield primarily due to the onboarding of new credit card portfolios.
•	Database marketing fees and direct marketing. Revenue increased $357.8 million, or 38.4%, to $1.3 billion for the year ended December 31, 2013. The increase in revenue was driven by increases within our Epsilon segment, including our acquisition of HMI Holding Corp. and Solution Set Holding Corp, collectively HMI, which added $272.6 million and an increase in agency revenue of $61.2 million due to demand in the telecommunications and automotive verticals. Marketing technology revenue increased $21.7 million due to new database builds that were placed in service during the year ended December 31, 2013, offset by declines in email volume experienced by our digital business.
•	Other revenue. Revenue increased $26.7 million, or 20.5%, to $156.8 million for the year ended December 31, 2013 due to additional consulting services provided by Epsilon, particularly in the telecommunications vertical.
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
Interest expense, net. Total interest expense, net increased $14.0 million, or 4.8%, to $305.5 million for the year ended December 31, 2013 as compared to $291.5 million for the year ended December 31, 2012. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $2.5 million due to greater average borrowings for the year ended December 31, 2013 as compared to the year ended December 31, 2012. These increases were offset by lower average interest rates.
•	Interest expense on deposits. Interest on deposits increased $3.9 million as increases from higher borrowings were offset by lower average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $7.6 million due to an increase of $27.1 million resulting from the issuances of senior notes in 2012 and an increase of $2.3 million related to term debt as increases from higher borrowings were offset by lower average interest rates. These increases were offset in part by the maturity of the 2013 convertible senior notes on August 1, 2013 which resulted in a decrease in interest expense of $23.8 million, including a reduction of the imputed interest, compared to the year ended December 31, 2012.
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

Index

Segment Revenue and Adjusted EBITDA, net
	Year Ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Revenue:	(in thousands, except percentages)
LoyaltyOne	$1,406,877	$919,480	$919,041	53.0%	—%
Epsilon	1,522,423	1,380,344	996,210	10.3	38.6
Private Label Services and Credit	2,395,076	2,034,724	1,732,160	17.7	17.5
Corporate/Other	556	82	372	nm *	nm *
Eliminations	(21,992)	(15,567)	(6,393)	nm *	nm *
Total	$5,302,940	$4,319,063	$3,641,390	22.8%	18.6%
Adjusted EBITDA, net(1):
LoyaltyOne	$307,508	$258,541	$236,094	18.9%	9.5%
Epsilon	309,100	289,699	222,253	6.7	30.3
Private Label Services and Credit	920,892	791,662	705,252	16.3	12.3
Corporate/Other	(111,940)	(90,125)	(89,851)	24.2	0.3
Eliminations	—	—	—	nm *	nm *
Total	$1,425,560	$1,249,777	$1,073,748	14.1%	16.4%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, amortization of purchased intangibles, business acquisition costs and the earn-out obligation related to the BrandLoyalty acquisition less securitization funding cost, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
*	not meaningful.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Revenue. Total revenue increased $983.9 million, or 22.8%, to $5.3 billion for the year ended December 31, 2014 from $4.3 billion for the year ended December 31, 2013. The net increase was due to the following:
•	LoyaltyOne. Revenue increased $487.4 million, or 53.0%, to $1.4 billion for year ended December 31, 2014, as the BrandLoyalty acquisition contributed $545.8 million to revenue. Excluding the BrandLoyalty acquisition, LoyaltyOne revenue decreased $58.4 million as a result of the decline in the Canadian exchange rate, which negatively impacted revenue by $58.2 million.
•	Epsilon. Revenue increased $142.1 million, or 10.3%, to $1.5 billion for the year ended December 31, 2014. Agency revenue increased $46.2 million due to increased demand in the automotive vertical. Additionally, marketing technology revenue increased $43.7 million as a result of both database builds completed for new clients being placed in production, and an expansion of services provided to existing clients. The Conversant acquisition added $45.5 million to revenue.
•	Private Label Services and Credit. Revenue increased $360.4 million, or 17.7%, to $2.4 billion for the year ended December 31, 2014. Finance charges, net increased by $347.0 million, driven by a 21.3% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Transaction revenue increased $14.3 million due to an increase in other servicing fees of $26.7 million, offset by a decrease in merchant fees of $12.3 million.
Adjusted EBITDA, net. Adjusted EBITDA, net increased $175.8 million, or 14.1%, to $1.4 billion for the year ended December 31, 2014 from $1.2 billion for the year ended December 31, 2013. The increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net increased $49.0 million, or 18.9%, to $307.5 million for the year ended December 31, 2014. Adjusted EBITDA, net was positively impacted by the BrandLoyalty acquisition, which contributed $64.6 million, while a weaker Canadian dollar negatively impacted adjusted EBITDA, net by $16.8 million.
•	Epsilon. Adjusted EBITDA, net increased $19.4 million, or 6.7%, to $309.1 million for the year ended December 31, 2014. Adjusted EDITDA, net was positively impacted by increases in revenue as discussed above, but was negatively impacted by expenses incurred with the onboarding of new clients, as well as higher payroll and benefit costs associated with growth.
•	Private Label Services and Credit. Adjusted EBITDA, net increased $129.2 million, or 16.3%, to $920.9 million for the year ended December 31, 2014. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net decreased $21.8 million to a loss of $111.9 million for the year ended December 31, 2014 related to increases in payroll and benefit costs of $21.7 million as a result of higher health care costs and discretionary benefits.

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
Adjusted EBITDA, net. Adjusted EBITDA, net increased $176.0 million, or 16.4%, to $1.2 billion for the year ended December 31, 2013 from $1.1 billion for the year ended December 31, 2012. The increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net increased $22.4 million, or 9.5%, to $258.5 million for the year ended December 31, 2013, despite a weaker Canadian dollar which negatively impacted adjusted EBITDA, net by $8.0 million. Adjusted EBITDA, net was positively impacted by a reduction in operating expenses, including a decline in losses associated with international expansion activities.
•	Epsilon. Adjusted EBITDA, net increased $67.4 million, or 30.3%, to $289.7 million for the year ended December 31, 2013. Adjusted EDITDA, net was positively impacted by the acquisition of HMI, which added $39.8 million to adjusted EBITDA, net and growth in agency as discussed above, which resulted in an increase in adjusted EBITDA, net of $15.5 million. Additionally, Epsilon benefited from the reorganization of its data survey products in 2012, which had a positive impact to adjusted EBITDA, net of $12.9 million.
•	Private Label Services and Credit. Adjusted EBITDA, net increased $86.4 million, or 12.3%, to $791.7 million for the year ended December 31, 2013. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net decreased $0.3 million to a loss of $90.1 million for the year ended December 31, 2013 related to an increase in payroll costs and higher data processing costs.

Index

Asset Quality
Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our credit card and loan receivables, the success of our collection and recovery efforts, and general economic conditions.
Delinquencies. A credit card account is contractually delinquent when we do not receive the minimum payment by the specified due date on the cardholder's statement. Our policy is to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder's billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.
The following table presents the delinquency trends of our credit card and loan receivables portfolio:
	December 31, 2014	% of Total	December 31, 2013	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$10,762,498	100.0%	$8,166,961	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$157,760	1.4%	$114,430	1.4%
61 to 90 days	93,175	0.9	74,700	0.9
91 or more days	182,945	1.7	150,425	1.9
Total	$433,880	4.0%	$339,555	4.2%
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
The net charge-off rate is calculated by dividing net charge-offs of principal receivables for the period by the average credit card and loan receivables for the period. Average credit card and loan receivables represent the average balance of the cardholder receivables at the beginning of each month in the periods indicated. The following table presents our net charge-offs for the periods indicated:
	Year Ended December 31,
	2014	2013	2012
	(In thousands, except percentages)
Average credit card and loan receivables	$8,750,148	$7,212,678	$5,927,562
Net charge-offs of principal receivables	370,703	335,547	282,842
Net charge-offs as a percentage of average credit card and loan receivables	4.2%	4.7%	4.8%
Liquidity and Capital Resources
Operating Activities. We generated cash flow from operating activities of $1.3 billion and $1.0 billion for the years ended December 31, 2014 and 2013, respectively. The increase in operating cash flows in 2014 was due to increased profitability as well as non-cash charges to income such as an increase in the provision for loan loss due to the increase in credit card receivables, and the earn-out obligation associated with the BrandLoyalty aquisition, as well as changes in working capital for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
We utilize our cash flow from operations for ongoing business operations, repayments of revolving or other debt, acquisitions and capital expenditures.

Index

Investing Activities. Cash used in investing activities was $4.7 billion and $1.6 billion for the years ended December 31, 2014 and 2013, respectively. Significant components of investing activities are as follows:
•
Redemption settlement assets. Cash decreased $59.7 million and $54.6 million for the year ended December 31, 2014 and 2013, respectively, due to the increase in funding requirements resulting from changes in our estimate of breakage in each of December 2013 and December 2012.

•
Credit card and loan receivables funding. Cash decreased $2.3 billion and $1.4 billion for the years ended December 31, 2014 and 2013, respectively, due to growth in our credit card and loan receivables.

•
Payments for acquired businesses, net of cash acquired. During the year ended December 31, 2014, we utilized cash of $1.2 billion in acquisitions, consisting of $259.5 million in the acquisition of our 60% ownership interest in BrandLoyalty on January 2, 2014 and $936.3 million in the Conversant acquisition on December 10, 2014.

•
Purchase of credit card portfolios. During the year ended December 31, 2014, we paid $953.2 million to acquire four credit card portfolios. During the year ended December 31, 2013, we paid $46.7 million to acquire two credit card portfolios.

•
Capital Expenditures. Our capital expenditures for the year ended December 31, 2014 were $158.7 million compared to $135.4 million for the comparable period in 2013 due to our overall growth. We anticipate capital expenditures not to exceed approximately 3% of annual revenue for the foreseeable future.

•
Purchases of other investments. Our purchases of other investments were $125.7 million for the year ended December 31, 2014, as compared to $35.1 million for the year ended December 31, 2013. The increase in purchases of other investments is a result of the purchase of $100.1 million of long-term U.S. Treasury bonds in June 2014.

Financing Activities. Cash provided by financing activities was $3.5 billion and $704.2 million for the years ended December 31, 2014 and 2013, respectively. During 2014, we issued $600 million of senior notes due 2022 and amended our 2013 credit facility to issue $1.4 billion in additional term loans. The proceeds of these additional term loans were used to fund the cash consideration of the Conversant acquisition and pay down of our revolving credit facility. During the year ended December 31, 2014, we settled our 2014 convertible senior notes in cash, which resulted in a cash outflow of $1.9 billion offset by cash received from our hedge counterparties of $1.5 billion, resulting in net cash used of $345.0 million. Additionally, we had a net issuance of deposits of $2.0 billion and $600.0 million of asset-backed notes to fund the acquisition of our credit card portfolios and growth in our credit card receivables. Our financing activities during the year ended December 31, 2013 relate primarily to borrowings and repayments of deposits and asset-backed securities debt, settlements for early conversions of the 2013 convertible senior notes and repurchases of our common stock.
Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreement and issuances of debt and equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We continue to expand our brokered certificates of deposits and our money market deposits to supplement liquidity for our credit card and loan receivables.
We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months, including the €347.1 million ($392.9 million as of February 10, 2015) due as contingent consideration associated with the acquisition of our 60% ownership interest in BrandLoyalty and the additional 10% ownership interest acquired effective January 1, 2015 in accordance with the terms of the BrandLoyalty share purchase agreement, and amounts due under the BrandLoyalty credit agreement that mature on December 31, 2015.
Debt
2013 Credit Agreement. We entered into a credit agreement dated July 10, 2013, or the 2013 Credit Agreement, among us as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, with various agents and lenders. At December 31, 2013, the 2013 Credit Agreement provided for a $1.25 billion term loan, or the 2013 Term Loan, subject to certain principal repayments, and a $1.25 billion revolving line of credit with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans.
In July 2014, we exercised in part the accordion feature of the 2013 Credit Agreement and increased the capacity under the 2013 Credit Facility by $50.0 million to $1.3 billion.
On December 8, 2014, we entered into an amendment to the 2013 Credit Agreement, or the Amended 2013 Credit Agreement, which provides for, among other things, (i) a new five-year incremental term loan of $1.4 billion which matures on December 8, 2019 and (ii) the extension of the maturity date for the majority of the existing term loans under the Amended 2013 Credit Agreement from July 10, 2018 to December 8, 2019.
As of December 31, 2014, we had no borrowings under our credit facility and total availability at $1.3 billion. Our total leverage ratio, as defined in our credit agreement, was 2.5 to 1 at December 31, 2014, as compared to the maximum covenant ratio of 3.5 to 1.

Index
BrandLoyalty Credit Agreement. As part of the BrandLoyalty acquisition, we assumed the debt outstanding under BrandLoyalty's Amended and Restated Senior Facilities Agreement, as amended, or the BrandLoyalty Credit Agreement. The BrandLoyalty Credit Agreement consists of term loans of €63.0 million and a revolving line of credit of €87.0 million, both of which are scheduled to mature on December 31, 2015. The term loans provide for quarterly principal payments of €6.25 million through September 2015, with the remaining amount payable upon maturity in December 2015. As of December 31, 2014, amounts outstanding under the term loans and revolving line of credit were €38.0 million and €51.9 million ($46.0 million and $62.8 million), respectively.
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
Senior Notes due 2022. In July 2014, we issued and sold $600 million aggregate principal amount of 5.375% senior notes due August 1, 2022, or the Senior Notes due 2022. The Senior Notes due 2022 accrue interest on the principal amount at the rate of 5.375% per annum from July 29, 2014, payable semi-annually in arrears, on February 1 and August 1 of each year, beginning on February 1, 2015.
We expect to add Conversant LLC and Commission Junction, Inc. as guarantors for the 2013 Credit Agreement, the Senior Notes due 2017, the Senior Notes due 2020 and the Senior Notes due 2022 prior to March 10, 2015.
As of December 31, 2014, we were in compliance with our debt covenants.
Deposits. We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.
Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with securities brokerage firms. As of December 31, 2014, Comenity Bank and Comenity Capital Bank had $838.6 million in money market deposits outstanding with interest rates ranging from 0.01% to 0.42%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.
Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of $100,000 and $1,000, respectively, in various maturities ranging between three months and seven years and with effective annual interest rates ranging from 0.30% to 3.25%. As of December 31, 2014, we had $3.9 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.
Securitization Program. We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, or Master Trust I, and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Master Note Trust, or the WFC Trust. These securitization programs are the primary vehicle through which we finance Comenity Bank's and Comenity Capital Bank's credit card receivables.
As of December 31, 2014, the WFN Trusts and the WFC Trust had approximately $8.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.
Historically, we have used both public and private term asset-backed securities transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.
At December 31, 2014, we had $5.2 billion of non-recourse borrowings of consolidated securitization entities, of which $1.1 billion is due within the next 12 months.
We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by Comenity Bank and Comenity Capital Bank. However, certain of these commitments are short-term in nature and all are subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the asset-backed securitization markets at the time.
The following table shows the maturities of borrowing commitments as of December 31, 2014 for the WFN Trusts and the WFC Trust by year:
	2015	2016	2017	2018	2019 and Thereafter	Total
	(In thousands)
Term notes	$693,750	$1,050,000	$650,000	$631,000	$802,166	$3,826,916
Conduit facilities (1)	440,000	1,150,000	—	—	—	1,590,000
Total (2)	$1,133,750	$2,200,000	$650,000	$631,000	$802,166	$5,416,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.6 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the consolidated financial statements.

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
As of December 31, 2014, $4.9 billion of asset-backed term securities were outstanding, $1.1 billion of which we retained and eliminated from the consolidated financial statements. As of December 31, 2014, $3.4 billion of these asset-backed term securities have varying maturities from June 2015 through June 2019 and fixed interest rates ranging from 0.61% to 6.75%. The remaining $0.4 billion of these asset-backed term securities have a floating interest rate of 0.54% and a maturity in February 2016.
In February 2014, Master Trust I issued $625.0 million of asset-backed term securities, of which $175.0 million of subordinated classes were retained by us and eliminated from the consolidated financial statements. These securities mature in February 2016 and have a variable interest rate equal to the London Interbank Offered Rate, or LIBOR, plus a margin of 0.38%.
In July 2014, Master Trust I issued $394.7 million of asset-backed term securities, of which $94.7 million of subordinated classes were retained by us and eliminated from the consolidated financial statements. These securities mature in September 2015 and have a fixed interest rate of 0.61%.
In October 2014, $316.5 million of Series 2011-A asset backed term notes, of which $66.5 million of subordinated classes were retained by us and eliminated from the consolidated financial statements, matured and was repaid.
In November 2014, Master Trust I issued $427.6 million of asset-backed term notes, of which $102.6 million of subordinated classes were retained by us and eliminated from the consolidated financial statements. These securities will mature in October 2017 and have a fixed interest rate of 1.54%.
We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card receivables through World Financial Network Credit Card Master Note Trust, World Financial Network Credit Card Master Trust III and the WFC Trust. As of December 31, 2014, total capacity under the conduit facilities was $1.6 billion, of which $1.4 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from September 2015 to May 2016 with variable interest rates ranging from 1.05% to 1.71% as of December 31, 2014.
In February 2014, Master Trust I renewed its 2009-VFN conduit facility, extending the maturity to February 29, 2016, with a total capacity of $700.0 million.
In May 2014, the WFC Trust renewed its 2009-VFN conduit facility, extending the maturity to May 31, 2016, with a total capacity of $450.0 million.
See Note 11, "Debt," of the Notes to Consolidated Financial Statements for additional information regarding our debt.
Repurchase of Equity Securities. During 2014, 2013, and 2012, we repurchased approximately 1.1 million, 1.4 million and 1.0 million shares of our common stock for an aggregate amount of $286.6 million, $231.1 million and $137.4 million, respectively. We have authorization from our Board of Directors to acquire $600.0 million of our common stock through December 31, 2015.
Contractual Obligations. The following table highlights, as of December 31, 2014, our contractual obligations and commitments to make future payments by type and period:
	2015	2016 & 2017	2018 & 2019	2020 & Thereafter	Total
	(In thousands)
Deposits (1)	$2,682,271	$1,387,925	$728,040	$79,046	$4,877,282
Non-recourse borrowings of consolidated securitization entities (1)	1,137,041	2,793,987	1,467,749	—	5,398,777
Long-term and other debt (1)	343,129	926,088	2,445,288	1,191,281	4,905,786
Operating leases	101,910	160,207	121,292	397,062	780,471
Software licenses	4,337	—	—	—	4,337
ASC 740 obligations (2)	—	—	—	—	—
Purchase obligations (3)	305,998	117,023	74,856	1,829	499,706
Total	$4,574,686	$5,385,230	$4,837,225	$1,669,218	$16,466,359

(1)	The deposits, non-recourse borrowings of consolidated securitization entities and long-term and other debt represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2014, applied to the contractual repayment period.
(2)	ASC 740 obligations do not reflect unrecognized tax benefits of $160.1 million, of which the timing remains uncertain.
(3)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.
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
Legislative and Regulatory Matters
Comenity Bank is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. Comenity Capital Bank is subject to regulatory capital requirements administered by both the FDIC and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Comenity Bank and Comenity Capital Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. Both Comenity Bank and Comenity Capital Bank are limited in the amounts that they can pay as dividends to us.
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized. As of December 31, 2014, Comenity Capital Bank's Tier 1 capital ratio was 14.1%, total capital ratio was 15.4% and leverage ratio was 14.6%, and Comenity Capital Bank was not subject to a capital directive order. As of December 31, 2014, Comenity Bank's Tier 1 capital ratio was 13.9%, total capital ratio was 15.2% and leverage ratio was 14.2%, and Comenity Bank was not subject to a capital directive order.
On August 27, 2014, the SEC adopted a number of rules that will change the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. The adopted rules finalize rules that were originally proposed on April 7, 2010 and re-proposed on July 26, 2011. A number of rules proposed by the SEC in 2010 and 2011, such as requiring group-level data for the underlying assets in credit card securitizations, were not adopted in the final rulemaking but may be implemented by the SEC in the future. We are still assessing the impact of the new rules, and the possibility of continued rulemaking, on our publicly offered credit card securitization program. The SEC also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts relied on in our credit card securitization program to avoid registration as investment companies. The form that these rules may ultimately take is uncertain at this time, but such rules may impact our ability or desire to issue asset-backed securities in the future.
The FDIC, the SEC, the Federal Reserve and certain other federal regulators have adopted regulations that would mandate a minimum five percent risk retention requirement for securitizations that are issued on and after December 24, 2016. We have not yet determined whether our existing forms of risk retention will satisfy the final regulatory requirements or whether structural changes will be necessary. Such risk retention requirements may impact our ability or desire to issue asset-backed securities in the future.

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.
Interest Rate Risk. Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was approximately $260.5 million for 2014. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.
The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1.0%. In 2014, a 1.0% increase in interest rates would have resulted in an increase to our interest expense of approximately $53.0 million. Conversely, a corresponding decrease in interest rates would have resulted in a decrease to interest expense of approximately $42.5 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.
Credit Risk. We are exposed to credit risk relating to the credit card loans we make to our clients' customers. Our credit risk relates to the risk that consumers using the private label or co-brand credit cards that we issue will not repay their revolving credit card loan balances. To minimize our risk of credit card loan write-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new accountholders, establishing their credit limits and applying our risk-based pricing. We also utilize a proprietary collection scoring algorithm to assess accounts for collections efforts if they become delinquent; after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.
Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar through our significant Canadian operations. In 2014, with the BrandLoyalty and Conversant acquisitions, we are also exposed to fluctuations in the exchange rate between the U.S. dollar and the Euro. We currently do not hedge any of our net investment exposure in our Canadian or European operations. For the year ended December 31, 2014, a 10% decrease in the strength of the Canadian dollar versus the U.S. dollar and the Euro versus the U.S. dollar would have resulted in a decrease in pre-tax income of $21.1 million and $3.9 million, respectively. Conversely, a corresponding increase in the strength of the Canadian dollar or the Euro versus the U.S. dollar would result in a comparable increase to pre-tax income in these periods.
Item 8.	Financial Statements and Supplementary Data.
Our consolidated financial statements begin on page F-1 of this Form 10-K.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Index

Item 9A.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
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
In December 2014, we acquired Conversant, Inc. Because of the timing of the acquisition, Conversant was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2014. Conversant represented $2.9 billion, or 14.3%, of our total assets at December 31, 2014 and contributed $45.5 million, or 0.9%, in revenues and $2.4 million, or 0.3%, of pre-tax income for the year ended December 31, 2014.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.	Other Information.
None.

Index
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2014.
Item 11.	Executive Compensation.
Incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2014.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2014.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2014.
Item 14.	Principal Accounting Fees and Services.
Incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2014.

Index

PART IV
Item 15.	Exhibits, Financial Statement Schedules.
a)	The following documents are filed as part of this report:
(1)	Financial Statements
(2)	Financial Statement Schedule
(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.
			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

#2.1	(a)	Agreement and Plan of Merger, dated as of September 11, 2014, among Alliance Data Systems Corporation, Conversant, Inc. and Amber Sub LLC.	8-K	2.1	9/11/14

3.1	(a)	Second Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	3/3/00

3.2	(a)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	6/7/13

3.3	(a)	Fourth Amended and Restated Bylaws of the Registrant.	8-K	3.2	6/7/13

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(a)	Office Lease between Nodenble Associates, LLC and ADS Alliance Data Systems, Inc., dated as of October 1, 2009.	10-K	10.1	3/1/10

10.2	(a)	Fourth Amendment to Office Lease between FSP One Legacy Circle LLC (as successor-in-interest to Nodenble Associates, LLC) and ADS Alliance Data Systems, Inc. dated as of June 15, 2011.	10-K	10.2	2/27/12

*10.3	(a)	Office Lease, dated as of June 7, 2013 between The Shops at Legacy (North) L.L.C. and ADS Alliance Data Systems, Inc.

10.4	(a)	Lease Agreement, dated as of May 19, 2010 between Brandywine Operating Partnership, L.P. and ADS Alliance Data Systems, Inc.	10-Q	10.13	8/9/10

10.5	(a)	Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999.	S-1	10.17	1/13/00

10.6	(a)	Fifth Amendment to Office Lease between Office City, Inc. and World Financial Network National Bank, dated March 29, 2004.	10-K	10.6	2/28/08

10.7	(a)	Lease Modification Agreement between Office City, Inc. and Comenity Servicing LLC, successor in interest to World Financial Network National Bank, dated October 17, 2013.	10-K	10.6	2/28/14

10.8	(a)	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991.	S-1	10.18	1/13/00

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.9	(a)	Fourth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 1, 2000.	10-Q	10.1	5/14/03

10.10	(a)	Fifth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 30, 2001.	10-K	10.10	3/3/06

10.11	(a)	Sixth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated January 27, 2006.	10-K	10.10	2/28/08

10.12	(a)	Letter Agreement by and between Continental Realty, Ltd. and ADS Alliance Data Systems, Inc., dated as of October 29, 2009.	10-K	10.10	3/1/10

10.13	(a)	Seventh Amendment to Lease Agreement by and among JEL/220 W. Schrock, LLC, FEK/220 W. Schrock, LLC, CP/220 W. Schrock, LLC, NRI 220 Schrock, LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation, dated as of January 14, 2010.	10-K	10.10	2/28/11

10.14	(a)	Eighth Amendment to Lease by and between JEL/220 W. Schrock, LLC, FEK/220 W. Schrock, LLC, CP/220 W. Schrock, LLC, NRI 220 Schrock, LLC, Comenity Servicing LLC, successor in interest to ADS Alliance Data Systems, Inc., and Alliance Data Systems Corporation, dated as of December 3, 2013.	10-K	10.13	2/28/14

10.15	(a)	Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002.	10-K	10.17	3/4/05

10.16	(a)	First Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated August 29, 2007.	10-K	10.13	2/28/08

10.17	(a)	Second Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated October 3, 2008.	10-K	10.13	3/2/09

10.18	(a)	Third Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated November 10, 2009.	10-K	10.14	3/1/10

*10.19	(a)	Lease by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated August 16, 2011.

10.20	(a)	Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned.	10-K	10.18	3/4/05

10.21	(a)	First Amendment to Lease by and between Bekins Properties LLC (as successor in interest to Sterling Properties LLC) and Epsilon Data Management, LLC (as successor in interest to Sterling Direct, Inc.), dated as of September 1, 2011.	10-K	10.17	2/27/12

*10.22	(a)
Second Amendment to Lease by and between RGA Real Estate Holdings, LLC (as successor in interest to Bekins Properties LLC) and Epsilon Data Management, LLC (as successor in interest to Sterling Direct, Inc.), dated as of September 30, 2014.

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.23	(a)	Lease between 592423 Ontario Inc. and Loyalty Management Group Canada, Inc., dated November 14, 2005.	10-K	10.18	2/26/07

10.24	(a)	Lease Amending Agreement by and between Dundeal Canada (GP) Inc. (as successor in interest to 592423 Ontario Inc.) and LoyaltyOne, Inc., dated as of May 21, 2009.	10-K	10.19	3/1/10

10.25	(a)	Lease Agreement by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated August 25, 2006.	10-K	10.20	2/26/07

10.26	(a)	Third Lease Amendment by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated as of November 1, 2007.	10-K	10.21	3/1/10

10.27	(a)	Office Lease by and between BRE/COH OH LLC and ADS Alliance Data Systems, Inc. dated as of July 26, 2012, as amended.	10-K	10.26	2/28/14

10.28	(a)	Lease between 2725312 Canada Inc. and Loyalty Management Group Canada Inc. dated as of February 26, 2008, as amended.	10-K	10.29	2/27/12

10.29	(a)	Industrial Building Lease between Aspen Marketing Services, Inc. (as successor-in-interest to Aspen Marketing, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated June 3, 2003, as amended.	10-K	10.30	2/27/12

10.30	(a)	Fourth Amendment to Industrial Building Lease between Aspen Marketing Services, LLC (as successor-in-interest to Aspen Marketing Services, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated March 26, 2012.	10-K	10.26	2/28/13

10.31	(a)	Co-Location Agreement between Epsilon Data Management, LLC and Cyrus Networks, LLC d/b/a CyrusOne dated November 15, 2011.	10-K	10.27	2/28/13

10.32	(a)	Lease Agreement between NOP Cottonwood 2795, LLC and ADS Alliance Data Systems, Inc. dated as of September 21, 2010, as amended.	10-K	10.28	2/28/13

*10.33	(a)	Third Amendment to Lease Agreement between NOP Cottonwood 2795, LLC and Comenity Servicing LLC (successor in interest to ADS Alliance Data Systems, Inc.), dated as of March 11, 2014.

*10.34	(a)	Lease Agreement between Piedmont Operating Partnership, L.P. and Epsilon Data Management, LLC dated as of August 1, 2013.

*10.35	(a)	Assumption and Assignment Agreement between Coldwater Creek Merchandising & Logistics, Inc., Comenity Servicing LLC and Foothill Shadows, LLC dated as of September 16, 2014, as amended.

*10.36	(a)	Lease Agreement between C.V. Kingsroad and Brand Loyalty International B.V. dated October 9, 2012, as amended.

*10.37	(a)	Lease Agreement between Stichting Mathilda and Brand Loyalty Sourcing B.V. dated December 20, 2012.

+10.38	(a)	Alliance Data Systems Corporation Amended and Restated Executive Deferred Compensation Plan effective January 1, 2008.	10-Q	10.1	5/11/09

+10.39	(a)	Alliance Data Systems Corporation 2003 Long-Term Incentive Plan.	S-8	4.6	6/18/03

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
+10.40	(a)	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan.	DEF 14A	A	4/29/05

+10.41	(a)	Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009.	10-Q	10.8	11/9/09

+10.42	(a)	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.43	(a)	Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	8-K	10.4	8/4/05

+10.44	(a)	Form of Canadian Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	10-K	10.101	2/27/07

+10.45	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2013 grant).	8-K	10.1	2/25/13

+10.46	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2013 grant).	8-K	10.2	2/25/13

+10.47	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	8-K	10.1	2/20/14

+10.48	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2014 grant).	8-K	10.2	2/20/14

+10.49	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2015 grant).	8-K	10.2	2/19/15

+10.50	(a)	Form of Non-Employee Director Nonqualified Stock Option Agreement.	8-K	10.1	6/13/05

+10.51	(a)	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	10-Q	10.10	8/8/08

+10.52	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.53	(a)	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.54	(a)	Form of Alliance Data Systems Associate Confidentiality Agreement.	10-K	10.24	3/12/03

+10.55	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	2/1/05

+10.56	(a)	Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan, effective July 1, 2005.	DEF 14A	C	4/29/05

+10.57	(a)	First Amendment to the Alliance Data Systems Corporation Amended and Restated Employee Stock Purchase Plan, dated as of May 1, 2014.	10-Q	10.6	5/4/14

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
+10.58	(a)	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended.	10-Q	10.1	5/7/10

+10.59	(a)	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended.	10-Q	10.2	5/7/10

+10.60	(a)	LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009.	10-Q	10.3	5/7/10

+10.61	(a)	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and Edward J. Heffernan.	S-3	10.1	10/15/03

10.62	(a)	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).	S-1	10.43	1/13/00

10.63	(a)	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc.	S-1	10.44	1/13/00

10.64	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	S-3	4.6	7/5/01

10.65	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.66	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.67	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/4/05

10.68	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.69	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.70	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.71	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.72	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.73	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.74	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	S-3	4.3	7/5/01

10.75	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.76	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.77	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/4/05

10.78	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.79	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.80	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.81	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.82	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.83	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.84	(b) (c)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	S-3	4.8	7/5/01

10.85	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.86	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.87	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.88	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	S-3	4.1	7/5/01

10.89	(b) (c)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.90	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.91	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.92	(b) (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A..	8-K	4.1	6/30/10

10.93	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.94	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among World Financial Network Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.1	6/26/12

10.95	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.2	6/26/12

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.96	(b) (d)	Series 2010-A Indenture Supplement, dated as of July 8, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	7/14/10

10.97	(b) (c) (d)	Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	11/14/11

10.98	(b) (c) (d)	Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	4/16/12

10.99	(b) (c) (d)	Series 2012-B Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	7/23/12

10.100	(b) (c) (d)	Series 2012-C Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	7/23/12

10.101	(b) (c) (d)	Series 2012-D Indenture Supplement, dated as of October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	10/10/12

10.102	(b) (c) (d)	Series 2013-A Indenture Supplement, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	2/22/13

10.103	(b) (c) (d)	Series 2013-B Indenture Supplement, dated as of May 21, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	5/24/13

10.104	(b) (c) (d)	Series 2014-A Indenture Supplement, dated as of February 19, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	2/21/14

10.105	(b) (c) (d)	Series 2014-B Indenture Supplement, dated as of July 18, 2014, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/22/14

10.106	(b) (c) (d)	Series 2014-C Indenture Supplement, dated as of November 7, 2014, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/13/14

10.107	(b) (c) (d)	Amended and Restated Service Agreement, dated as of June 28, 2013, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	7/3/13

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.108	(b) (c) (d)	First Amendment to Amended and Restated Service Agreement, dated as of September 9, 2013, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/11/13

10.109	(b) (c) (d)	Second Amendment to Amended and Restated Service Agreement, dated as of March 1, 2014, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	3/5/14

10.110	(b) (c) (d)	Third Amendment to Amended and Restated Service Agreement, dated as of September 1, 2014, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/5/14

10.111	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.112	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC..	10-K	10.94	3/2/09

10.113	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC..	10-K	10.127	2/28/11

10.114	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.115	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.116	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.117	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.118	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.8	11/7/08

10.119	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.120	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.121	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

10.122	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.123	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.124	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.125	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.126	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.127	(a)	Second Amended and Restated Series 2009-VFC1 Supplement, dated as of September 25, 2013, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.4	11/5/13

10.128	(a)	Third Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 24, 2013, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.	10-Q	10.2	8/5/13

*10.129	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.

10.130	(a)	Amendment and Restatement Agreement, dated as of December 19, 2013, including Amended and Restated Completion Facilities Agreement, as amended, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (as Coordinator and Documentation Agent), Deutsche Bank Nederland N.V., ING Bank N.V. (as Agent and Security Agent) and NIBC Bank N.V.	10-Q	10.5	5/5/14

10.131	(a)	Credit Agreement, dated as of July 10, 2013, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, N.A., as Administrative Agent, and various other agents and lenders.	8-K	10.1	7/16/13

10.132	(a)	First Amendment to Credit Agreement, dated as of December 8, 2014, by and among Alliance Data Systems Corporation, as borrower, and certain of its subsidiaries as guarantors, Wells Fargo Bank, N.A., as Administrative Agent and Letter of Credit Issuer, and various other lenders.	8-K	10.1	12/10/14

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.133	(a)	Indenture, dated March 29, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company's 6.375% Senior Note due April 1, 2020).	8-K	4.1	4/2/12

10.134	(a)	Indenture, dated November 20, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company's 5.250% Senior Note due December 1, 2017).	8-K	4.1	11/27/12

10.135	(a)	Indenture, dated July 29, 2014, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as trustee (including the form of the Company's 5.375% Senior Note due August 1, 2022).	8-K	4.1	7/30/14

*12.1	(a)	Statement re Computation of Ratios

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)
Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	(a)
Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*101.INS	(a)	XBRL Instance Document

*101.SCH	(a)	XBRL Taxonomy Extension Schema Document

*101.CAL	(a)	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	(a)	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	(a)	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract, compensatory plan or arrangement

#	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K, Alliance Data will furnish copies of any such schedules to the SEC upon request

(a)	Alliance Data Systems Corporation

(b)	WFN Credit Company

(c)	World Financial Network Credit Card Master Trust

(d)	World Financial Network Credit Card Master Note Trust

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALLIANCE DATA SYSTEMS CORPORATION

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas
We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2015

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas
We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Conversant, Inc. ("Conversant"), which was acquired on December 10, 2014 and whose financial statements constitute approximately 14.3% of total assets, 0.9% of revenues, and 0.3% of pre-tax income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Conversant. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2015

Index

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,
	2014	2013
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$1,077,152	$969,822
Trade receivables, less allowance for doubtful accounts ($3,811 and $2,262 at December 31, 2014 and 2013, respectively)	743,294	394,822
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	8,312,291	7,080,014
Other credit card and loan receivables	2,931,589	1,492,868
Total credit card and loan receivables	11,243,880	8,572,882
Allowance for loan loss	(570,171)	(503,169)
Credit card and loan receivables, net	10,673,709	8,069,713
Credit card and loan receivables held for sale	125,060	62,082
Deferred tax asset, net	218,872	216,195
Other current assets	456,349	177,859
Redemption settlement assets, restricted	520,340	510,349
Total current assets	13,814,776	10,400,842
Property and equipment, net	559,628	299,188
Deferred tax asset, net	164	2,454
Cash collateral, restricted	22,511	34,124
Intangible assets, net	1,515,994	460,404
Goodwill	3,865,484	1,735,703
Other non-current assets	485,420	311,542
Total assets	$20,263,977	$13,244,257
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$455,656	$210,019
Accrued expenses	457,472	262,307
Contingent consideration	326,023	—
Deposits	2,645,995	1,544,059
Non-recourse borrowings of consolidated securitization entities	1,058,750	1,025,000
Current debt	208,164	364,489
Other current liabilities	306,123	140,186
Deferred revenue	846,370	966,438
Deferred tax liability, net	930	—
Total current liabilities	6,305,483	4,512,498
Deferred revenue	166,807	170,748
Deferred tax liability, net	690,175	275,757
Deposits	2,127,546	1,272,302
Non-recourse borrowings of consolidated securitization entities	4,133,166	3,566,916
Long-term and other debt	4,001,082	2,435,792
Other liabilities	207,772	154,483
Total liabilities	17,632,031	12,388,496
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	235,566	—
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 111,686 shares and 98,302 shares at December 31, 2014 and 2013, respectively	1,117	983
Additional paid-in capital	2,905,563	1,512,752
Treasury stock, at cost, 47,874 shares and 46,752 shares at December 31, 2014 and 2013, respectively	(2,975,795)	(2,689,177)
Retained earnings	2,540,948	2,049,430
Accumulated other comprehensive loss	(75,453)	(18,227)
Total stockholders' equity	2,396,380	855,761
Total liabilities and stockholders' equity	$20,263,977	$13,244,257
See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues
Transaction	$337,391	$329,027	$300,801
Redemption	1,053,248	587,187	635,536
Finance charges, net	2,303,698	1,956,654	1,643,405
Database marketing fees and direct marketing services	1,438,688	1,289,356	931,533
Other revenue	169,915	156,839	130,115
Total revenue	5,302,940	4,319,063	3,641,390
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	3,218,774	2,549,159	2,106,612
Earn-out obligation	105,944	—	—
Provision for loan loss	425,205	345,758	285,479
General and administrative	141,468	109,115	108,059
Depreciation and other amortization	109,655	84,291	73,802
Amortization of purchased intangibles	203,427	131,828	93,074
Total operating expenses	4,204,473	3,220,151	2,667,026
Operating income	1,098,467	1,098,912	974,364
Interest expense
Securitization funding costs	91,103	95,326	92,808
Interest expense on deposits	37,543	29,111	25,181
Interest expense on long-term and other debt, net	131,880	181,063	173,471
Total interest expense, net	260,526	305,500	291,460
Income before income tax	837,941	793,412	682,904
Provision for income taxes	321,801	297,242	260,648
Net income	$516,140	$496,170	$422,256
Less: Net income attributable to non-controlling interest	9,847	—	—
Net income attributable to Alliance Data Systems Corporation stockholders	$506,293	$496,170	$422,256

Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$8.72	$10.09	$8.44
Diluted	$7.87	$7.42	$6.58

Weighted average shares:
Basic	56,378	49,190	50,008
Diluted	62,445	66,866	64,143

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Net income	$516,140	$496,170	$422,256
Other comprehensive income, net of tax
Net unrealized (loss) gain on securities available-for-sale, net of tax expense (benefit) of $1,271, $(1,460) and $(377) for the years ended December 31, 2014, 2013 and 2012, respectively	(1,535)	(6,132)	3,368
Net unrealized gain on cash flow hedges, net of tax expense of $952 for the year ended December 31, 2014	2,350	—	—
Foreign currency translation adjustments	(58,041)	9,766	(2,173)
Other comprehensive (loss) income	(57,226)	3,634	1,195
Total comprehensive income, net of tax	$458,914	$499,804	$423,451
Less: Comprehensive income attributable to non-controlling interest	11,766	—	—
Comprehensive income attributable to Alliance Data Systems Corporation stockholders	$470,680	$499,804	$423,451

See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
January 1, 2012	94,141	$941	$1,387,773	$(2,320,696)	$1,131,004	$(23,056)	$175,966
Net income attributable to Alliance Data Systems Corporation stockholders	—	—	—	—	422,256	—	422,256
Other comprehensive income	—	—	—	—	—	1,195	1,195
Stock-based compensation	—	—	50,497	—	—	—	50,497
Repurchases of common stock	—	—	—	(137,396)	—	—	(137,396)
Other	822	9	15,960	—	—	—	15,969
December 31, 2012	94,963	$950	$1,454,230	$(2,458,092)	$1,553,260	$(21,861)	$528,487
Net income attributable to Alliance Data Systems Corporation stockholders	—	—	—	—	496,170	—	496,170
Other comprehensive income	—	—	—	—	—	3,634	3,634
Stock-based compensation	—	—	59,183	—	—	—	59,183
Repurchases of common stock	—	—	—	(231,085)	—	—	(231,085)
Warrant conversions	2,783	28	(37)	—	—	—	(9)
Other	556	5	(624)	—	—	—	(619)
December 31, 2013	98,302	$983	$1,512,752	$(2,689,177)	$2,049,430	$(18,227)	$855,761
Net income attributable to Alliance Data Systems Corporation stockholders	—	—	—	—	506,293	—	506,293
Accretion of non-controlling interest	—	—	—	—	(14,775)	—	(14,775)
Other comprehensive loss	—	—	—	—	—	(57,226)	(57,226)
Stock-based compensation	—	—	72,462	—	—	—	72,462
Repurchases of common stock	—	—	—	(286,618)	—	—	(286,618)
Warrant conversions	8,289	83	(1,559)	—	—	—	(1,476)
Acquisition of Conversant, Inc.	4,608	46	1,322,695	—	—	—	1,322,741
Other	487	5	(787)	—	—	—	(782)
December 31, 2014	111,686	$1,117	$2,905,563	$(2,975,795)	$2,540,948	$(75,453)	$2,396,380

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$516,140	$496,170	$422,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	313,082	216,119	166,876
Deferred income taxes	(13,391)	42,913	102,266
Provision for loan loss	425,205	345,758	285,479
Non-cash stock compensation	72,462	59,183	50,497
Amortization of discount on debt	12,709	65,677	82,452
Amortization of deferred financing costs	24,019	25,492	24,935
Earn-out obligation	105,944	—	—
Change in other operating assets and liabilities, net of acquisitions:
Change in deferred revenue	(27,782)	(30,383)	(11,225)
Change in trade receivables	(156,003)	(33,414)	(49,219)
Change in accounts payable and accrued expenses	125,919	(28,011)	115,114
Change in other assets	(128,660)	(148,952)	(3,184)
Change in other liabilities	89,915	63,914	(13,146)
Originations of credit card and loan receivables held for sale	(5,271,668)	(1,674,713)	—
Sales of credit card and loan receivables held for sale	5,284,880	1,612,631	—
Excess tax benefits from stock-based compensation	(34,159)	(17,267)	(20,199)
Other	5,547	8,375	(18,712)
Net cash provided by operating activities	1,344,159	1,003,492	1,134,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(59,701)	(54,572)	37,232
Change in cash collateral, restricted	12,658	32,405	99,035
Change in restricted cash	803	39,378	(46,837)
Change in credit card and loan receivables	(2,260,706)	(1,420,931)	(1,371,352)
Purchase of credit card portfolios	(953,171)	(46,705)	(780,003)
Payments for acquired businesses, net of cash	(1,195,808)	—	(463,964)
Capital expenditures	(158,694)	(135,376)	(116,455)
Purchases of other investments	(125,729)	(35,084)	(34,069)
Maturities/sales of other investments	7,227	2,852	15,651
Other	(4,000)	(1,383)	(10,588)
Net cash used in investing activities	(4,737,121)	(1,619,416)	(2,671,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	3,431,087	1,985,000	1,095,148
Repayments of borrowings	(1,835,161)	(1,300,241)	(506,214)
Proceeds from convertible note hedge counterparties	1,519,833	1,056,307	—
Settlement of convertible note borrowings	(1,864,803)	(1,861,289)	—
Issuances of deposits	3,820,867	1,989,576	1,866,213
Repayments of deposits	(1,863,686)	(1,401,625)	(991,577)
Non-recourse borrowings of consolidated securitization entities	2,670,000	2,268,285	2,543,892
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(2,070,000)	(1,807,339)	(1,673,209)
Payment of deferred financing costs	(55,119)	(24,772)	(40,267)
Excess tax benefits from stock-based compensation	34,159	17,267	20,199
Proceeds from issuance of common stock	17,063	14,090	20,696
Purchase of treasury shares	(286,618)	(231,085)	(125,840)
Other	(1,476)	(22)	(22)
Net cash provided by financing activities	3,516,146	704,152	2,209,019

Effect of exchange rate changes on cash and cash equivalents	(15,854)	(11,758)	5,280
Change in cash and cash equivalents	107,330	76,470	677,139
Cash and cash equivalents at beginning of year	969,822	893,352	216,213
Cash and cash equivalents at end of year	$1,077,152	$969,822	$893,352

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$221,237	$239,203	$215,708
Income taxes paid, net	$255,985	$216,530	$137,838
See accompanying notes to consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of the Business—Alliance Data Systems Corporation ("ADSC" or, including its consolidated subsidiaries and variable interest entities, the "Company") is a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based businesses in a variety of industries. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, end-to-end marketing services, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. The Company focuses on facilitating and managing interactions between its clients and their customers through all consumer marketing channels, including in-store, online, email, social media, mobile, direct mail and telephone. The Company captures and analyzes data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and enhance customer loyalty.
The Company operates in the following reportable segments: LoyaltyOne®, Epsilon®, and Private Label Services and Credit.
LoyaltyOne includes the Company's Canadian AIR MILES® Reward Program and BrandLoyalty. Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Private Label Services and Credit encompasses credit card processing, billing and payment processing, customer care and collections services for private label retailers as well as private label retail credit card and loan receivables financing, including securitization of the credit card receivables that it underwrites from its private label and co-brand retail credit card programs.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America ("GAAP").
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ADSC and all subsidiaries in which the Company has a controlling interest. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights. All intercompany transactions have been eliminated.
The Company also consolidates any variable interest entity ("VIE") for which the Company is the primary beneficiary. In accordance with Accounting Standards Codification ("ASC") 860, "Transfers and Servicing," and ASC 810, "Consolidation," the Company is the primary beneficiary of World Financial Network Credit Card Master Trust ("Master Trust"), World Financial Network Credit Card Master Note Trust ("Master Trust I") and World Financial Network Credit Card Master Trust III ("Master Trust III") (collectively, the "WFN Trusts"), and World Financial Capital Master Note Trust (the "WFC Trust"). The Company is deemed to be the primary beneficiary for the WFN Trusts and the WFC Trust, as it is the servicer for each of the trusts and is a holder of the residual interest. The Company, through its involvement in the activities of the trusts, has the power to direct the activities that most significantly impact the economic performance of the trust, and the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant.
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
Credit card and loan receivables consist of credit card and loan receivables held for investment. All new originations of credit card and loan receivables are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. Management makes judgments about the Company's ability to fund these credit card and loan receivables through means other than securitization, such as money market deposits, certificates of deposit and other borrowings. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company's credit card and loan receivables. In assessing whether these credit card and loan receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent and ability to hold credit card and loan receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company's money market deposits, certificates of deposit and other funding instruments; the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings; and historic credit card payment activity. Due to the homogenous nature of the Company's credit card and loan receivables, amounts are classified as held for investment on an individual client portfolio basis.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

  Credit Card and Loan Receivables Held for Sale—Credit card and loan receivables held for sale are determined on an individual client portfolio basis. The Company carries these assets at the lower of aggregate cost or fair value. Cash flows associated with credit card portfolios that are purchased with the intent to sell are included in cash flows from operating activities. Cash flows associated with credit card and loan receivables originated or purchased for investment are classified as investing cash flows, regardless of a subsequent change in intent.
Transfers of Financial Assets—The Company accounts for transfers of financial assets under ASC 860, "Transfers and Servicing," as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee's right to pledge or exchange the assets and provides more than a trivial benefit to the transferor and (3) the transferor does not maintain effective control over the transferred assets. If the transfer of financial assets does not meet these criteria, the transfer is accounted for as a financing. Transfers of financial assets that are treated as sales are removed from the Company's accounts with any realized gain or loss reflected in earnings during the period of sale.
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
Allowance for Doubtful Accounts—The Company analyzes the appropriateness of its allowance for doubtful accounts based on the Company's assessment of various factors, including historical experience, the age of the accounts receivable balance, customer credit-worthiness, current economic trends, and changes in its customer payment terms and collection trends. Account balances are charged-off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.
Redemption Settlement Assets, Restricted—The cash and investments related to the redemption fund for the AIR MILES Reward Program are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company's sponsor contracts. The investments are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive (loss) income as the investments are classified as available-for-sale.
Property and Equipment—Furniture, equipment, computer software and development, buildings and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Land is carried at cost and is not depreciated. Depreciation and amortization for furniture, equipment and buildings are computed on a straight-line basis, using estimated lives ranging from two to twenty-one years. Software development is capitalized in accordance with ASC 350‑40, "Intangibles – Goodwill and Other – Internal – Use Software," and is amortized on a straight-line basis over the expected benefit period, which generally ranges from three to five years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.
Cash Collateral, Restricted—Cash collateral, restricted consists of cash and securities and includes spread deposits and excess funding deposits. Spread deposits are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts and WFC Trust. The spread deposit accounts are recorded in cash collateral, restricted at their estimated fair values. The Company uses a valuation model that calculates the present value of estimated future cash flows for each asset. The model is based on the weighted average life of the underlying securities and discount rate. Changes in the fair value estimates of the spread deposit accounts are recorded in interest expense, net. The excess funding deposits represent cash amounts deposited with the trustee of the securitizations and are used to supplement seller's interest.
Goodwill and Other Intangible Assets—Goodwill and indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment may have occurred, using the market comparable and discounted cash flow methods.
Separable intangible assets that have finite useful lives are amortized over those useful lives. The Company also defers costs related to the acquisition or licensing of data for the Company's proprietary databases which are used in providing data products and services to customers. These costs are amortized over the useful life of the data, which ranges from one to five years.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Derivative Instruments—The Company uses derivatives to manage its exposure to various financial risks. The Company does not enter into derivatives for trading or speculative purposes. Certain derivatives used to manage the Company's exposure to interest rate and foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting.
Derivatives Designated as Hedging Instruments – Cash Flow Hedges—The Company assesses both at a hedge's inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether the derivatives may be expected to remain highly effective in future periods.
The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer highly effective in offsetting changes in cash flow of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) it determines that designating the derivative as a hedging instrument is no longer appropriate.
Changes in the fair value of derivative instruments designated as cash flow hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs.
Derivatives not Designated as Hedging Instruments—Certain interest rate derivative instruments and foreign currency exchange forward contracts are not designated as hedges as they do not meet the specific hedge accounting requirements of ASC 815, "Derivatives and Hedging." Changes in the fair value of the derivative instruments not designated as hedging instruments are recorded in the Consolidated Statements of Income as they occur.
Revenue Recognition—The Company's policy follows the guidance from ASC 605, "Revenue Recognition," and Accounting Standards Update ("ASU") 2009-13, "Multiple-Deliverable Revenue Arrangements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered. Reimbursements related to travel and out-of-pocket expenses are also included in revenues. Taxes assessed on revenue-producing transactions described above are presented on a net basis, and are excluded from revenues.
Transaction —The Company earns transaction fees, which are principally based on the number of transactions processed or statements generated and are recognized as such services are performed.
Air Miles Reward Program —The AIR MILES Reward Program collects fees from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred. Redemption revenue is recognized as AIR MILES reward miles are redeemed and is impacted by the Company's estimate of breakage, or those AIR MILES reward miles the Company estimates will remain unredeemed by collectors. Service revenue is amortized over the estimated life of an AIR MILES reward mile.
For those sponsor contracts not yet subject to the adoption of ASU 2009‑13, the Company allocates the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element which represents the award ultimately  provided to the collector (the "redemption element") and the service element (the "service element"). The service element consists of direct marketing and support services. For contracts entered into prior to January 1, 2011, revenue related to the service element is determined using the residual method.
The adoption of ASU 2009‑13 eliminated the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. ASU 2009‑13 also established the use of a three-level hierarchy when establishing the selling price and the relative selling price method when allocating arrangement consideration. The ASU had no significant impact upon adoption in 2011, as no new material contracts or material modifications were experienced with sponsors in the AIR MILES Reward Program from its adoption through December 31, 2012.
In 2013, as part of the Company's analysis of the renewal of certain sponsor contracts, it was determined that in addition to the redemption and service elements, the right to use of the "AIR MILES" brand name met the criteria for a separate deliverable or element under ASU 2009‑13. For the brand element, revenue is recognized at the time an AIR MILES reward mile is issued.
For those sponsor contracts within the scope of ASU 2009‑13, proceeds from the issuance of AIR MILES reward miles are allocated to three elements, the redemption element, the service element, and the brand element, based on the relative selling price method. The fair value of each element was determined using management's estimated selling price for that respective element. The estimated breakage rate changed from 28% to 27%, effective December 31, 2012 and from 27% to 26%, effective December 31, 2013 As of December 31, 2014, the estimated breakage rate remained at 26%.
Based on its historical analysis, the Company makes a determination as to average life of an AIR MILES reward mile. The estimated life of an AIR MILES reward mile is 42 months. There have been no changes to management's estimate of the life of an AIR MILES reward mile in the periods presented in the financial statements.
Finance charges, net—Finance charges, net represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements. As discussed in Note 4, "Credit Card and Loan Receivables," interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC Subtopic 310‑20, "Receivables - Nonrefundable Fees and Other Costs," direct loan origination costs on credit card and loan receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net. As of December 31, 2014 and 2013, the remaining unamortized deferred costs related to loan origination were $32.0 million and $20.5 million, respectively, and were recorded in other current assets in the consolidated balance sheets.
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
The Company generates revenues from commission fees from transactions occurring on the Company's affiliate marketing networks. Commission fee revenue is recognized on a net basis as the Company acts as an agent.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:
	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Numerator
Net income attributable to Alliance Data Systems Corporation stockholders	$506,293	$496,170	$422,256
Less: Accretion of redeemable non-controlling interest	14,775	—	—
Net income attributable to Alliance Data Systems Corporation stockholders after accretion of redeemable non-controlling interest	$491,518	$496,170	$422,256
Denominator
Weighted average shares, basic	56,378	49,190	50,008
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	2,112	8,516	8,645
Shares from assumed exercise of convertible note warrants	3,421	8,482	4,702
Net effect of dilutive stock options and unvested restricted stock	534	678	788
Denominator for diluted calculation	62,445	66,866	64,143

Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$8.72	$10.09	$8.44
Diluted	$7.87	$7.42	$6.58
The Company calculated the effect of its convertible senior notes on diluted net income per share as if they would be settled in cash as the Company had the intent to settle the convertible senior notes for cash. The convertible senior notes were settled with cash upon maturity in August 2013 and May 2014, respectively.
Currency Translation—The assets and liabilities of the Company's subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, primarily from Canadian dollars and the Euro. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). The Company recognized $12.0 million, $(1.0) million and $0.6 million in foreign currency transaction gains (losses) for the years ended December 31, 2014, 2013 and 2012, respectively.
Leases —Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement and includes executory costs.
Advertising Costs—The Company participates in various advertising and marketing programs, including collaborative arrangements with certain clients. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses, including advertising on behalf of its clients, of $239.5 million, $206.6 million and $166.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock Compensation Expense—The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.
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
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and if such doubt exists, requires specific disclosures. ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016 and is not expected to have a significant impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014‑09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014‑09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014‑09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014‑09 will have on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Standards
In July 2013, the FASB issued ASU 2013‑11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013‑11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the governing tax law. ASU 2013‑11 was effective for interim and annual periods beginning after December 15, 2013 and required prospective application. The adoption of ASU 2013‑11 did not have a material impact on the Company's financial condition, results of operations or cash flows.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
3. ACQUISITIONS
2014 Acquisitions:
Brand Loyalty Group B.V.
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
The Company also recorded a liability for the earn-out provisions included in the BrandLoyalty share purchase agreement of €181.9 million ($248.7 million as of January 2, 2014), which is included in the Company's consolidated balance sheet. The liability was measured at fair value on the date of purchase and subsequent changes in the fair value of the liability of €87.6 million ($105.9 million at December 31, 2014) are included in operating expenses in the Company's consolidated statements of income. This earn-out obligation is not deductible for tax purposes.
Pursuant to the BrandLoyalty share purchase agreement, the Company may acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period from the acquisition date at 10% per year at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% ownership interest for the year achieved; otherwise, the sellers have a put option to sell the Company their 10% ownership interest for the respective year.
The specified annual earnings target was met for the year ended December 31, 2014 and the Company acquired an additional 10% ownership interest effective January 1, 2015. See Note 15, "Redeemable Non-Controlling Interest," for more information.
In February 2015, the Company paid €269.9 million to settle the contingent consideration associated with the Company's 60% ownership interest and €77.2 million for the acquisition of the Company's additional 10% ownership interest in BrandLoyalty ($305.5 million and $87.4 million on February 10, 2015, respectively).

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Conversant, Inc.
On December 10, 2014, the Company completed the acquisition of 100% of the common stock of Conversant, Inc. ("Conversant"), a digital marketing services company offering unique end-to-end digital marketing solutions that empower clients to more effectively market to their customers across all channels.
The results of Conversant have been included since the date of acquisition and are reflected in the Company's Epsilon segment. The addition of Conversant provides scale in display, mobile, video, and social digital channels, and adds important capabilities to Epsilon's digital messaging platform, Agility Harmony®. The addition of Conversant's Common ID initiative, which is able to recognize individuals across devices (desktop, tablet, mobile), as well as the ability to insource all digital capabilities, enhances Agility Harmony. Conversant's data is also expected to enrich the Company's existing offline and online data set, allowing for more effective targeted marketing programs. The goodwill recognized is attributable to expected synergies and the assembled workforce. The goodwill resulting from the acquisition is not expected to be deductible for tax purposes.
The Company paid total consideration of approximately $2.3 billion, with cash consideration of approximately $936.3 million, net of cash acquired and equity consideration of $1.3 billion with the issuance of 4.6 million shares and the exchange of certain restricted stock awards and stock options. The cash and equity consideration paid and issued were determined in accordance with the terms of the merger agreement, with the value based on the volume weighted average price per share of the Company's common stock for the consecutive period of 15 trading days ending on the close of trading on the second trading day immediately preceding the closing of the merger. The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Conversant acquisition as of the date of purchase:
As of December 10, 2014
(In thousands)
Current assets, net of cash acquired	$180,030
Deferred tax asset	11,905
Property and equipment	25,555
Developed technology	182,500
Other non-current assets	1,744
Intangible assets	755,600
Goodwill	1,650,299
Total assets acquired	2,807,633

Current liabilities	177,585
Deferred tax liability	344,081
Other liabilities	26,933
Total liabilities assumed	548,599

Net assets acquired	$2,259,034
The allocation of the purchase price was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change when purchase price adjustments are finalized, which will occur prior to December 10, 2015.
The following table presents the Company's unaudited pro forma consolidated revenue and net income for the years ended December 31, 2014 and 2013. The unaudited pro forma results include the historical consolidated statements of income of the Company and Conversant, giving effect to the Conversant acquisition and related financing transactions as if they had occurred on January 1, 2013.
	Years Ended December 31,
	2014	2013
	(In thousands)
Total revenue	$5,853,501	$4,892,184
Net income	$528,870	$482,221

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Conversant acquisition had been completed as of the date for which the unaudited pro forma financial information is presented. The unaudited pro forma financial information for the years ended December 31, 2014 and 2013 includes adjustments that are directly related to the acquisition, factually supportable, and expected to have a continuing impact. These adjustments include, but are not limited to, amortization related to fair value adjustments to intangible assets and interest expense on acquisition-related debt. The unaudited pro forma financial information for the year ended December 31, 2014 was also adjusted to exclude $44.1 million of acquisition costs, which primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees.
In addition the unaudited pro forma statements do not purport to project the future consolidated operating results of the combined Company.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
2012 Acquisitions:
Hyper Marketing Group
On November 30, 2012, the Company acquired all of the stock of HMI Holding Corp. and Solution Set Holding Corp. (collectively, "HMI"). The purchase price was subject to customary working capital adjustments. HMI offers ROI-based targeted marketing services through digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and analytical services that include brand planning and consumer insights. The results of HMI have been included since the date of acquisition and are reflected in the Company's Epsilon segment. The acquisition enhanced Epsilon's core capabilities, strengthened its competitive advantage and expanded Epsilon into new industry verticals.
Total consideration was $451.8 million, net of $7.1 million of cash and cash equivalents acquired. The goodwill that was deductible for tax purposes is $66.4 million. The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the HMI acquisition as of the date of purchase:
As of November 30, 2012
(In thousands)
Current assets, net of cash acquired	$49,700
Deferred tax assets	12,050
Property and equipment	6,907
Other assets	118
Intangible assets	194,751
Goodwill	291,249
Total assets acquired	554,775

Current liabilities	33,928
Deferred tax liabilities	68,624
Other liabilities	420
Total liabilities assumed	102,972

Net assets acquired	$451,803
In connection with the HMI acquisition, on December 31, 2012, the Company acquired Advecor, Inc., a marketing services agency, for consideration of $12.2 million, net of $0.4 million of cash and cash equivalents acquired. Total assets acquired were $13.4 million, including $8.8 million of intangible assets and $3.0 million of goodwill, with current liabilities assumed of $1.2 million.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
4. CREDIT CARD AND LOAN RECEIVABLES
The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card and loan receivables is presented in the table below:
	December 31, 2014	December 31, 2013
	(In thousands)
Principal receivables	$10,762,498	$8,166,961
Billed and accrued finance charges	422,838	343,521
Other credit card and loan receivables	58,544	62,400
Total credit card and loan receivables	11,243,880	8,572,882
Less credit card receivables – restricted for securitization investors	8,312,291	7,080,014
Other credit card and loan receivables	$2,931,589	$1,492,868
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
The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. In estimating the allowance for uncollectable unpaid interest and fees, the Company utilizes historical charge-off trends, analyzing actual charge-offs for the prior three months. The allowance for unpaid interest and fees is maintained through an adjustment to finance charges, net. For the years ended December 31, 2014, 2013 and 2012, actual charge-offs for unpaid interest and fees were $302.7 million, $240.8 million and $191.1 million, respectively.
The following table presents the Company's allowance for loan loss for the periods indicated:
	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$503,169	$481,958	$468,321
Provision for loan loss	425,205	345,758	285,479
Change in estimate for uncollectible unpaid interest and fees	12,500	11,000	11,000
Recoveries	178,394	112,538	97,131
Principal charge-offs	(549,097)	(448,085)	(379,973)
Balance at end of period	$570,171	$503,169	$481,958

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Delinquencies
A credit card account is contractually delinquent if the Company does not receive the minimum payment by the specified due date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder's billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company may engage collection agencies and outside attorneys to continue those efforts.
The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:
	December 31, 2014	% of Total	December 31, 2013	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$10,762,498	100.0%	$8,166,961	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$157,760	1.4%	$114,430	1.4%
61 to 90 days	93,175	0.9	74,700	0.9
91 or more days	182,945	1.7	150,425	1.9
Total	$433,880	4.0%	$339,555	4.2%
The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2014, 2013 and 2012, the Company's re-aged accounts represented 1.2%, 1.4% and 1.3%, respectively, of total credit card and loan receivables for each period and thus do not have a significant impact on the Company's delinquencies or net charge-offs. The Company's re-aging practices comply with regulatory guidelines.

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
Credit card and loan receivables for which temporary hardship and permanent concessions were granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card and loan receivables are evaluated at their present value with impairment measured as the difference between the credit card and loan receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company's measurement of impairment of modified credit card and loan receivables on a pooled basis, the discount rate used for credit card and loan receivables is the average current annual percentage rate the Company applies to non-impaired credit card and loan receivables, which approximates what would have been applied to the pool of modified credit card and loan receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card and loan receivables are included in the general pool of credit card and loan receivables with the allowance determined under the contingent loss model of ASC 450‑20, "Loss Contingencies." If the Company applied accounting under ASC 310‑40, "Troubled Debt Restructurings by Creditors," to the modified credit card and loan receivables in these programs, there would not be a material difference in the allowance for loan loss.
The Company had $134.9 million and $118.1 million, respectively, as a recorded investment in impaired credit card and loan receivables with an associated allowance for loan loss of $35.2 million and $33.9 million, respectively, as of December 31, 2014 and 2013. These modified credit card and loan receivables represented less than 2% of the Company's total credit card and loan receivables as of both December 31, 2014 and 2013.
The average recorded investment in the impaired credit card and loan receivables was $117.9 million and $117.4 million for the years ended December 31, 2014 and 2013, respectively.
Interest income on these modified credit card and loan receivables is accounted for in the same manner as other accruing credit card and loan receivables. Cash collections on these modified credit card and loan receivables are allocated according to the same payment hierarchy methodology applied to credit card and loan receivables that are not in such programs. The Company recognized $13.2 million, $12.7 million and $15.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, in interest income associated with modified credit card and loan receivables during the period that such credit card and loan receivables were impaired.
The following tables provide information on credit card and loan receivables that are considered troubled debt restructurings as described above; which entered into a modification program during the specified periods:
	Year Ended December 31, 2014
	Number of Restructurings	Pre-modification Outstanding Balance	Post- modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card and loan receivables	141,137	$142,260	$142,141

	Year Ended December 31, 2013
	Number of Restructurings	Pre-modification Outstanding Balance	Post- modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card and loan receivables	147,200	$134,892	$134,799
The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:
	Year Ended December 31, 2014
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card and loan receivables	60,427	$59,862

	Year Ended December 31, 2013
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card and loan receivables	63,590	$60,490

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card and Loan Receivable Accounts
The following tables set forth, as of December 31, 2014 and 2013, the number of active credit card and loan accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan accounts from origination:
	December 31, 2014
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	6,029	28.8%	$2,710,992	25.2%
13-24 Months	3,026	14.4	1,549,899	14.4
25-36 Months	2,120	10.1	1,113,755	10.3
37-48 Months	1,548	7.4	866,645	8.1
49-60 Months	1,158	5.5	655,351	6.1
Over 60 Months	7,082	33.8	3,865,856	35.9
Total	20,963	100.0%	$10,762,498	100.0%

	December 31, 2013
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	5,048	27.2%	$1,962,153	24.1%
13-24 Months	2,550	13.7	1,072,648	13.1
25-36 Months	1,799	9.7	826,911	10.1
37-48 Months	1,318	7.1	622,766	7.6
49-60 Months	1,104	6.0	557,407	6.8
Over 60 Months	6,729	36.3	3,125,076	38.3
Total	18,548	100.0%	$8,166,961	100.0%
Credit Quality
The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company's credit card and loan receivables by obligor credit quality as of December 31, 2014 and 2013:
	December 31, 2014		December 31, 2013
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$227,378	2.1%	$162,366	2.0%
27.1% and higher	499,989	4.6	362,366	4.4
17.1% - 27.0%	967,035	9.0	732,425	9.0
12.6% - 17.0%	1,129,122	10.5	858,721	10.5
3.7% - 12.5%	4,429,399	41.1	3,234,547	39.6
1.9% - 3.6%	2,254,794	21.0	1,748,317	21.4
Lower than 1.9%	1,254,781	11.7	1,068,219	13.1
Total	$10,762,498	100.0%	$8,166,961	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Transfer of Financial Assets
The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860. Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the receivables. The loan receivables originated by the Company that have not yet been sold to the client were $48.9 million and $62.1 million at December 31, 2014 and December 31, 2013, respectively, and are included in credit card and loan receivables held for sale in the Company's consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company's consolidated statements of cash flows.
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
During the years ended December 31, 2014 and 2013, the Company purchased $263.8 and $80.1 million of loan receivables under these agreements, respectively. The outstanding balance of these loan receivables was $160.6 million and $61.6 million as of December 31, 2014 and 2013, respectively, and was included in other credit card and loan receivables in the Company's consolidated balance sheets.
Portfolio Acquisitions
During the year ended December 31, 2014, the Company acquired four credit card portfolios for purchase prices totaling approximately $976.5 million and consisting of $862.4 million of credit card receivables and $114.1 million of intangible assets. The purchase price of one of the portfolio acquisitions remains subject to customary purchase price adjustments.
During the year ended December 31, 2013, the Company acquired two credit card portfolios for purchase prices totaling approximately $46.7 million, which consist of $43.6 million of credit card receivables, $3.5 million of intangible assets and a liability of approximately $0.4 million.
Portfolios Held for Sale
In December 2014, the Company elected to sell two credit card portfolios and reclassified the receivables in these portfolios to credit card and loan receivables held for sale in the Company's consolidated balance sheets. These credit card receivables held for sale are carried at the lower of cost or fair value, or $76.2 million as of December 31, 2014.
Securitized Credit Card Receivables
The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012.
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
The Company is required to maintain minimum interests ranging from 4% to 10% of the securitized credit card receivables. This requirement is met through seller's interest, which is eliminated in the consolidated balance sheets, and is supplemented through excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations.
Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. None of the cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the periods ending December 31, 2014, 2013 and 2012, respectively.
The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:
	December 31, 2014	December 31, 2013
	(In thousands)
Total credit card receivables – restricted for securitization investors	$8,312,291	$7,080,014
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$145,768	$131,659

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net charge-offs of securitized principal	$317,877	$311,111	$265,305

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
5. INVENTORIES
Inventories of $220.5 million and $14.6 million at December 31, 2014 and 2013, respectively, consist of finished goods primarily to be utilized as rewards in the Company's loyalty programs and are included in other current assets in the Company's consolidated balance sheets. The Company acquired $198.9 million of finished goods inventory in the BrandLoyalty acquisition on January 2, 2014.
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
6. OTHER INVESTMENTS
Other investments consist of restricted cash, marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the Company's consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:
	December 31, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$22,611	$—	$—	$22,611	$25,988	$—	$—	$25,988
Marketable securities	95,669	520	(1,322)	94,867	77,351	62	(4,180)	73,233
U.S. Treasury bonds	100,072	66	(33)	100,105	—	—	—	—
Total	$218,352	$586	$(1,355)	$217,583	$103,339	$62	$(4,180)	$99,221

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2014 and 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	December 31, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$8,757	$(27)	$48,961	$(1,295)	$57,718	$(1,322)
U.S. Treasury bonds	75,043	(33)	—	—	75,043	(33)
Total	$83,800	$(60)	$48,961	$(1,295)	$132,761	$(1,355)

	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$39,954	$(2,206)	$25,785	$(1,974)	$65,739	$(4,180)
The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at December 31, 2014 by contractual maturity are as follows:
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$6,599	$6,570
Due after one year through five years	100,072	100,105
Due after five years through ten years	4,240	4,439
Due after ten years	84,830	83,858
Total	$195,741	$194,972
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of December 31, 2014, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2014, 2013 and 2012.

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
	December 31, 2014				December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$237,127	$—	$—	$237,127	$73,984	$—	$—	$73,984
Corporate bonds	280,053	3,160	—	283,213	429,592	7,083	(310)	436,365
Total	$517,180	$3,160	$—	$520,340	$503,576	$7,083	$(310)	$510,349

The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	December 31, 2013
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$80,493	$(310)	$—	$—	$80,493	$(310)
The amortized cost and estimated fair value of the securities at December 31, 2014 by contractual maturity are as follows:
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$139,603	$140,785
Due after one year through five years	140,450	142,428
Total	$280,053	$283,213
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the ability to hold the investments until maturity. As of December 31, 2014, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2014, 2013 and 2012.
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:
	December 31,
	2014	2013
	(In thousands)
Computer software and development	$608,224	$373,844
Furniture and equipment	259,129	263,373
Land, buildings and leasehold improvements	104,631	106,197
Construction in progress	44,737	49,488
Total	1,016,721	792,902
Accumulated depreciation	(457,093)	(493,714)
Property and equipment, net	$559,628	$299,188
Depreciation expense totaled $67.1 million, $53.7 million and $46.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and includes purchased software. Amortization associated with internally developed capitalized software totaled $48.2 million, $33.9 million and $30.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consist of the following:
	December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,328,056	$(295,263)	$1,032,793	4-12 years—straight line
Premium on purchased credit card portfolios	289,173	(114,923)	174,250	3-10 years—straight line, accelerated
Customer database	210,300	(126,157)	84,143	3-10 years—straight line
Collector database	60,238	(56,239)	3,999	30 years—15% declining balance
Publisher networks	140,200	(1,662)	138,538	5-7 years – straight line
Tradenames	86,934	(29,408)	57,526	2-15 years—straight line
Purchased data lists	12,335	(6,497)	5,838	1-5 years—straight line, accelerated
Favorable lease	6,891	(767)	6,124	3-10 years—straight line
Noncompete agreements	1,300	(867)	433	3 years—straight line
	$2,135,427	$(631,783)	$1,503,644
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$2,147,777	$(631,783)	$1,515,994

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$440,200	$(187,350)	$252,850	3-12 years—straight line
Premium on purchased credit card portfolios	216,041	(118,006)	98,035	5-10 years—straight line, accelerated
Customer databases	161,700	(122,230)	39,470	4-10 years—straight line
Collector database	65,895	(60,711)	5,184	30 years—15% declining balance
Tradenames	58,567	(15,443)	43,124	4-15 years—straight line
Purchased data lists	17,567	(11,959)	5,608	1-5 years—straight line, accelerated
Favorable lease	3,291	(375)	2,916	10 years—straight line
Noncompete agreements	1,300	(433)	867	3 years—straight line
	$964,561	$(516,507)	$448,054
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$976,911	$(516,507)	$460,404

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
With the BrandLoyalty acquisition on January 2, 2014, the Company acquired $423.8 million of intangible assets, consisting of $396.5 million of customer contracts and a $27.3 million tradename, which are being amortized over weighted average lives of 7.0 years and 3.0 years, respectively.
With the Conversant acquisition on December 10, 2014, the Company acquired $755.6 million of intangible assets, consisting of $544.0 million of customer contracts, $140.2 million of publisher networks, $63.6 million of customer databases, a $4.2 million tradename and $3.6 million of favorable leases, which are being amortized over weighted average lives of 7.3 years, 5.3 years, 3.0 years, 1.7 years and 5.4 years, respectively.
For more information on these acquisitions, see Note 3, "Acquisitions."
With the credit card portfolio acquisitions made during the year ended December 31, 2014, the Company acquired $114.1 million of intangible assets, consisting of $82.5 million of customer relationships being amortized over a weighted average life of 3.6 years and $31.6 million of marketing relationships being amortized over a weighted average life of 6.1 years.
With the credit card portfolio acquisitions made during the year ended December 31, 2013, the Company acquired $3.5 million of intangible assets, consisting of $2.0 million of customer relationships being amortized over a weighted average life of 5.0 years and $1.5 million of marketing relationships being amortized over a weighted average life of 9.2 years.
Amortization expense related to the intangible assets was approximately $197.8 million, $128.5 million and $90.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:
For Years Ending December 31,
(In thousands)
2015	$322,682
2016	303,984
2017	261,644
2018	200,738
2019	167,545
2020 & thereafter	247,051
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013, respectively, are as follows:
	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Total
	(In thousands)
December 31, 2012	$248,070	$1,241,251	$261,732	$—	$1,751,053
Effects of foreign currency translation	(15,621)	271	—	—	(15,350)
December 31, 2013	232,449	1,241,522	261,732	—	1,735,703
Goodwill acquired during year	565,015	1,650,299	—	—	2,215,314
Effects of foreign currency translation	(84,007)	(1,526)	—	—	(85,533)
December 31, 2014	$713,457	$2,890,295	$261,732	$—	$3,865,484
For the year ended December 31, 2014, the Company acquired $2.2 billion of goodwill of which $565.0 million resulted from the BrandLoyalty acquisition in January 2014 and $1.6 billion resulted from the Conversant acquisition in December 2014. See Note 3, "Acquisitions," for additional information.
The Company completed annual impairment tests for goodwill on July 31, 2014, 2013 and 2012 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2015, unless events occur or circumstances indicate an impairment may have occurred.
10. ACCRUED EXPENSES
Accrued expenses consist of the following:
	December 31,
	2014	2013
	(In thousands)
Accrued payroll and benefits	$182,148	$137,982
Accrued taxes	34,461	18,178
Accrued other liabilities	240,863	106,147
Accrued expenses	$457,472	$262,307

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. DEBT
Debt consists of the following:
Description	December 31, 2014	December 31, 2013	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2013 credit facility	$—	$336,000	July 2018 or December 2019	(1)
2013 term loan	2,603,125	1,234,688	July 2018 or December 2019	(1)
BrandLoyalty credit facility	108,789	—	December 2015	(2)
2014 convertible senior notes	—	333,082	—	—
Senior notes due 2017	397,332	396,511	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Senior notes due 2022	600,000	—	August 2022	5.375%
Total long-term and other debt	4,209,246	2,800,281
Less: current portion	(208,164)	(364,489)
Long-term portion	$4,001,082	$2,435,792

Deposits:
Certificates of deposit	$3,934,906	$2,486,533	Various – January 2015 – November 2021	0.30% to 3.25%
Money market deposits	838,635	329,828	On demand	(3)
Total deposits	4,773,541	2,816,361
Less: current portion	(2,645,995)	(1,544,059)
Long-term portion	$2,127,546	$1,272,302

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,376,916	$3,001,916	Various - June 2015 – June 2019	0.61% to 6.75%
Floating rate asset-backed term note securities	450,000	—	February 2016	(4)
Conduit asset-backed securities	1,365,000	1,590,000	Various - September 2015 – May 2016	(5)
Total non-recourse borrowings of consolidated securitization entities	5,191,916	4,591,916
Less: current portion	(1,058,750)	(1,025,000)
Long-term portion	$4,133,166	$3,566,916

(1)	The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At December 31, 2014, the weighted average interest rate was 1.91% for the 2013 Term Loan.
(2)	The interest rate is based upon the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin. At December 31, 2014, the weighted average interest rate was 2.83%.
(3)	The interest rates are based on the Federal Funds rate. At December 31, 2014, the interest rates ranged from 0.01% to 0.42%.
(4)	The interest rate is based upon LIBOR plus an applicable margin. At December 31, 2014, the interest rate was 0.54%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At December 31, 2014, the interest rates ranged from 1.05% to 1.71%.
At December 31, 2014, the Company was in compliance with its covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Credit Agreements
In July 2013, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, entered into a credit agreement with various agents and lenders dated July 10, 2013 (the "2013 Credit Agreement"). Wells Fargo Bank, National Association ("Wells Fargo"), is the administrative agent and letter of credit issuer under the 2013 Credit Agreement. At December 31, 2013, the 2013 Credit Agreement provided for a $1.25 billion term loan (the "2013 Term Loan"), subject to certain principal repayments, and a $1.25 billion revolving line of credit (the "2013 Credit Facility") with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2013 Credit Agreement included an uncommitted accordion feature of up to $500.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions.
In July 2014, the Company exercised in part the accordion feature of the 2013 Credit Agreement and increased the capacity under the 2013 Credit Facility by $50.0 million to $1.3 billion.
On December 8, 2014, the Company entered into an amendment to the 2013 Credit Agreement (the "Amended 2013 Credit Agreement"), which provides for, among other things, (i) a new five-year incremental term loan of $1.4 billion which matures on December 8, 2019 and (ii) the extension of the maturity date for the majority of the existing term loans under the Amended 2013 Credit Agreement from July 10, 2018 to December 8, 2019. The Amended 2013 Credit Agreement also gives the Company the right to elect to optionally prepay non-extended term loans prior to the extended term loans and the new incremental term loan. The incremental term loans bear interest at the same rates as, and are generally subject to the same terms as, the existing term loans under the Amended 2013 Credit Agreement.
Total availability under the 2013 Credit Facility at December 31, 2014 was $1.3 billion.
The 2013 Term Loan, as amended, provides for aggregate principal payments of 2.5% of the initial term loan amount in each of the first and second year and 5% of the initial term loan amount in each of the third, fourth, and fifth year, payable in equal quarterly installments beginning on March 31, 2015.
The Amended 2013 Credit Agreement is unsecured.
Advances under the Amended 2013 Credit Agreement are in the form of either U.S. dollar-denominated or Canadian dollar-denominated base rate loans or U.S. dollar-denominated eurodollar loans. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the highest of (i) Wells Fargo's prime rate (ii) the Federal funds rate plus 0.5% and (iii) LIBOR as defined in the Amended 2013 Credit Agreement plus 1.0%, in each case plus a margin of 0.25% to 1.0% based upon the Company's total leverage ratio as defined in the Amended 2013 Credit Agreement. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (i) Wells Fargo's prime rate for Canadian dollar loans and (ii) the Canadian Dollar Offered Rate ("CDOR") plus 1.0%, in each case plus a margin of 0.25% to 1.0% based upon the Company's total leverage ratio as defined in the Amended 2013 Credit Agreement. The interest rate for eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 1.25% to 2.0% based on the Company's total leverage ratio as defined in the Amended 2013 Credit Agreement.
The Amended 2013 Credit Agreement contains the usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company's ability and in certain instances, its subsidiaries' ability to consolidate or merge; substantially change the nature of its business; sell, lease, or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; pay dividends; and make acquisitions. The negative covenants are subject to certain exceptions as specified in the Amended 2013 Credit Agreement. The Amended 2013 Credit Agreement also requires the Company to satisfy certain financial covenants, including a maximum total leverage ratio as determined in accordance with the Amended 2013 Credit Agreement and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the Amended 2013 Credit Agreement. The Amended 2013 Credit Agreement also includes customary events of default.
BrandLoyalty Credit Agreement
As part of the BrandLoyalty acquisition, the Company assumed the debt outstanding under BrandLoyalty's Amended and Restated Senior Facilities Agreement, as amended (the "BrandLoyalty Credit Agreement"). The BrandLoyalty Credit Agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty Group B.V. and certain of its subsidiaries. The BrandLoyalty Credit Agreement consists of term loans of €63.0 million and a revolving line of credit of €87.0 million, both of which are scheduled to mature on December 31, 2015. The term loans provide for quarterly principal payments of €6.25 million through September 2015, with the remaining amount payable upon maturity in December 2015. As of December 31, 2014, amounts outstanding under the term loans and revolving line of credit were €38.0 million and €51.9 million ($46.0 million and $62.8 million), respectively.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Convertible Senior Notes
In August 2008, the Company issued $805.0 million aggregate principal amount of convertible senior notes that matured and were repaid on August 1, 2013 (the "2013 Convertible Senior Notes").
In June 2009, the Company issued $345.0 million aggregate principal amount of convertible senior notes that matured and were repaid on May 15, 2014 (the "2014 Convertible Senior Notes"). Concurrently, with the pricing of the 2014 Convertible Senior Notes, the Company entered into convertible note hedge transactions with respect to its common stock. On or prior to May 15, 2014, the Company settled in cash the 2014 Convertible Senior Notes, which were surrendered for conversion for $1,864.8 million. The Company applied $1,519.8 million of cash from the counterparties in settlement of the related convertible note hedge transactions, including Bank of America, N.A., J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Barclays Bank PLC.
Concurrently with the issuance of the Company's 2013 Convertible Senior Notes and 2014 Convertible Senior Notes, the Company entered into warrant transactions with respect to its common stock. With respect to the 2013 Convertible Senior Notes, the Company net settled 10.2 million warrants by issuing 5.7 million shares of its common stock, of which 2.8 million shares were issued in 2013 and 2.9 million shares were issued in 2014. With respect to the 2014 Convertible Senior Notes, the Company net settled 7.3 million warrants by issuing 5.4 million shares of its common stock in 2014.
Concurrently with the pricing of the 2014 Convertible Senior Notes, the Company entered into prepaid forward transactions (the "Prepaid Forwards") with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, and Barclays Capital Inc., as agent for Barclays Bank PLC. Under the Prepaid Forwards, the Company purchased 1,857,400 shares of its common stock for approximately $74.9 million with proceeds from the 2014 Convertible Senior Notes offering. The shares were delivered over a settlement period in 2014.
The table below summarizes the carrying value of the components of the convertible senior notes at December 31, 2013:
(In millions)

Carrying amount of equity component	$115.9

Principal amount of liability component	$345.0
Unamortized discount	(11.9)
Net carrying value of liability component	$333.1

If-converted value of common stock	$1,906.9
Interest expense on the convertible senior notes recognized in the Company's consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 is as follows:
	Years Ended December 31,
	2014	2013	2012
	(In thousands, except percentages)
Interest expense calculated on contractual interest rate	$5,630	$24,169	$30,475
Amortization of discount on liability component	11,888	64,900	82,366
Total interest expense on convertible senior notes	$17,518	$89,069	$112,841

Effective interest rate (annualized)	14.2%	12.4%	11.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Senior Notes
Due 2017
In November 2012, the Company issued and sold $400 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the "Senior Notes due 2017") at an issue price of 98.912% of the aggregate principal amount. The Senior Notes due 2017 accrue interest on the principal amount at the rate of 5.250% per annum from November 20, 2012, payable semiannually in arrears, on June 1 and December 1 of each year, beginning on June 1, 2013. The unamortized discount was $2.7 million and $3.5 million at December 31, 2014 and December 31, 2013, respectively. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at December 31, 2014, is a period of 2.9 years at an effective annual interest rate of 5.5%.
The payment obligations under the Senior Notes due 2017 are governed by an indenture dated November 20, 2012 with Wells Fargo Bank, N.A., as trustee. The Senior Notes due 2017 are unsecured and are guaranteed on a senior unsecured basis by certain of the Company's existing and future domestic subsidiaries that guarantee its Amended 2013 Credit Agreement, including ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC. The indenture includes usual and customary negative covenants and events of default for transactions of this type.
Due 2020
In March 2012, the Company issued and sold $500 million aggregate principal amount of 6.375% senior notes due April 1, 2020 (the "Senior Notes due 2020"). The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012. The proceeds from the issuance of the Senior Notes due 2020 were used to repay outstanding indebtedness under the Company's Amended 2013 Credit Agreement.
The payment obligations under the Senior Notes due 2020 are governed by an indenture dated March 29, 2012 with Wells Fargo Bank, N.A., as trustee. The Senior Notes due 2020 are unsecured and are guaranteed on a senior unsecured basis by certain of the Company's existing and future domestic subsidiaries that guarantee its Credit Agreement, including ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC. The indenture includes usual and customary negative covenants and events of default for transactions of this type.
Due 2022
In July 2014, the Company issued and sold $600.0 million aggregate principal amount of 5.375% senior notes due August 1, 2022 (the "Senior Notes due 2022"). The Senior Notes due 2022 accrue interest on the principal amount at the rate of 5.375% per annum from July 29, 2014, payable semi-annually in arrears, on February 1 and August 1 of each year, beginning on February 1, 2015. The proceeds from the issuance of the Senior Notes due 2022 were used to repay outstanding indebtedness under the Company's Amended 2013 Credit Agreement.
The payment obligations under the Senior Notes due 2022 are governed by an indenture dated July 29, 2014 with Wells Fargo Bank, N.A., as trustee. The Senior Notes due 2022 are unsecured and are guaranteed on a senior unsecured basis by certain of the Company's existing and future domestic subsidiaries that guarantee its Credit Agreement, including ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC. The indenture includes usual and customary negative covenants and events of default for transactions of this type.
Deposits
Terms of the certificates of deposit range from three months to seven years with annual interest rates ranging from 0.30% to 3.25%, with a weighted average interest rate of 1.27%, at December 31, 2014 and 0.15% to 3.55%, with a weighted average interest rate of 1.07%, at December 31, 2013. Interest is paid monthly and at maturity.
Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with securities brokerage firms. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2014, Comenity Bank and Comenity Capital Bank had $838.6 million in money market deposits outstanding with annual interest rates ranging from 0.01% to 0.42%, with a weighted average interest rate of 0.23%. As of December 31, 2013, Comenity Bank and Comenity Capital Bank had $329.8 million in money market deposits outstanding with annual interest rates ranging from 0.01% to 0.12%, with a weighted average interest rate of 0.04%.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Non-Recourse Borrowings of Consolidated Securitization Entities
An asset-backed security is a security whose value and income payments are derived from and collateralized (or "backed") by a specified pool of underlying assets. The sale of the pool of underlying assets to general investors is accomplished through a securitization process. The Company regularly sells its credit card receivables to its credit card securitization trusts, the WFN Trusts and the WFC Trust, which are consolidated on the balance sheets of the Company under ASC 860 and ASC 810. The liabilities of the consolidated VIEs include asset-backed securities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.
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
In October 2014, $316.5 million of Series 2011-A asset backed term notes, of which $66.5 million was retained by the Company and eliminated from the Company's consolidated financial statements, matured and was repaid.
In November 2014, Master Trust I issued $427.6 million of asset-backed term notes, of which $102.6 million was retained by the Company and eliminated from the Company's consolidated financial statements. These securities mature in October 2017 and have a fixed interest rate of 1.54%.
Conduit Facilities
The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of December 31, 2014, total capacity under the conduit facilities was $ 1.6 billion, of which $1.4 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from September 2015 to May 2016 with variable interest rates ranging from 1.05% to 1.71% as of December 31, 2014.
In February 2014, Master Trust I renewed its 2009-VFN conduit facility, extending the maturity to February 29, 2016, with a total capacity of $700.0 million.
In May 2014, the WFC Trust renewed its 2009-VFN conduit facility, extending the maturity to May 31, 2016, with a total capacity of $450.0 million.
Maturities
Debt at December 31, 2014 matures as follows:
Year	Long-Term and Other Debt	Non-Recourse Borrowings of Consolidated Securitization Entities	Deposits	Total
	(In thousands)
2015	$208,164	$1,058,750	$2,645,995	$3,912,909
2016	132,500	2,050,000	809,293	2,991,793
2017 (1)	532,500	650,000	532,168	1,714,668
2018	184,911	631,000	386,728	1,202,639
2019	2,053,839	802,166	322,236	3,178,241
Thereafter	1,100,000	—	77,121	1,177,121
Total maturities	4,211,914	5,191,916	4,773,541	14,177,371
Unamortized discount (2)	(2,668)	—	—	(2,668)
	$4,209,246	$5,191,916	$4,773,541	$14,174,703

(1)	Long-Term and Other Debt includes $400.0 million representing the aggregate principal amount of the Senior Notes due 2017.
(2)	Unamortized discount represents the unamortized discount, at December 31, 2014, associated with the Senior Notes due 2017.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
12. DERIVATIVE INSTRUMENTS
The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currencies.
The Company is a party to certain interest rate derivative instruments that involve the receipt of variable rate amounts from counterparties in exchange for the Company making fixed rate payments over the life of the agreement without the exchange of the underlying notional amount. These interest rate derivative instruments are not designated as hedges. Such instruments are not speculative and are used to manage interest rate risk, but do not meet the specific hedge accounting requirements of ASC 815, "Derivatives and Hedging."
The Company enters into certain foreign currency derivatives to reduce the volatility of the Company's cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, certain of which are designated as cash flow hedges.
The following table presents the fair values of the derivative instruments included within the Company's consolidated balance sheets as of December 31, 2014:
	December 31, 2014
	Balance Sheet Location	Notional Amount	Maturity	Fair Value
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	Other current assets	$50,908	January 2015 to September 2015	$3,528

Not designated as hedging instruments:
Foreign currency exchange hedges	Other current assets	$3,125	January 2015 to March 2015	$343
Foreign currency exchange forward contract	Other current liabilities	$236,578	January 2015	$16,990
Interest rate derivatives	Other current liabilities	$79,429	December 2015 to August 2016	$330

Gains of $2.4 million, net of tax, were recognized in other comprehensive income for the year ended December 31, 2014 related to foreign exchange hedges designated as effective. At December 31, 2014, $0.3 million was reclassified from accumulated other comprehensive income into net income. A de minimus amount of ineffectiveness was recorded for the year ended December 31, 2014. At December 31, 2014, $2.4 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.
The Company was not a party to any derivative instruments as of December 31, 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes activity related to and identifies the location of the Company's outstanding derivatives not designated as hedging instruments for the years ended December 31, 2014, 2013 and 2012 recognized in the Company's consolidated statements of income:
	Years Ended December 31,
	2014		2013		2012
	Income Statement Location	Gain (loss) on Derivative Instruments	Income Statement Location	Gain on Derivative Instruments	Income Statement Location	Gain on Derivative Instruments
	(In thousands)
Interest rate derivatives	Interest expense on long-term and other debt, net	$297	Securitization funding costs	$8,511	Securitization funding costs	$29,592
Foreign currency exchange forward contract	General and administrative	$(16,990)	General and administrative	$—	General and administrative	$—
Foreign currency exchange hedges	Cost of operations	$257	Cost of operations	$—	Cost of operations	$—

Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the consolidated statements of cash flows for all periods presented.
The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2014, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.
13. DEFERRED REVENUE
As further discussed in Note 2, "Summary of Significant Accounting Policies," the AIR MILES Reward Program collects fees from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred.
A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:
	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2012	$380,013	$869,048	$1,249,061
Cash proceeds	203,735	528,474	732,209
Revenue recognized	(212,301)	(550,577)	(762,878)
Other	—	276	276
Effects of foreign currency translation	(24,816)	(56,666)	(81,482)
December 31, 2013	346,631	790,555	1,137,186
Cash proceeds	219,124	437,383	656,507
Revenue recognized	(202,828)	(481,577)	(684,405)
Other	—	85	85
Effects of foreign currency translation	(30,559)	(65,637)	(96,196)
December 31, 2014	$332,368	$680,809	$1,013,177
Amounts recognized in the consolidated balance sheets:
Current liabilities	$165,561	$680,809	$846,370
Non-current liabilities	$166,807	$—	$166,807

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
14. COMMITMENTS AND CONTINGENCIES
AIR MILES Reward Program
The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company's benefit that expire at various dates. These letters of credit and other assurances totaled $172.1 million at December 31, 2014, which exceeds the amount of the Company's estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.
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
Leases
The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $91.8 million, $80.5 million and $71.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future annual minimum rental payments required under noncancellable operating leases, some of which contain renewal options, as of December 31, 2014, are:

Year	Future Minimum Rental Payments
(In thousands)
2015	$101,910
2016	85,425
2017	74,782
2018	62,487
2019	58,805
Thereafter	397,062
Total	$780,471
Regulatory Matters
Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation ("FDIC"). Comenity Bank remains subject to regulation by the Board of the Governors of the Federal Reserve System. The Company's industrial bank, Comenity Capital Bank, is authorized to do business by the State of Utah and the FDIC.
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets as well as adequate allowances for loan losses. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 14.1%, 14.6% and 15.4%, respectively, at December 31, 2014. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 13.9%, 14.2% and 15.2%, respectively, at December 31, 2014. Based on these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized.
Cardholders
The Company's Private Label Services and Credit segment is active in originating private label and co-branded credit cards in the United States. The Company reviews each potential customer's credit application and evaluates the applicant's financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.
Holders of credit cards issued by the Company have available lines of credit, which vary by cardholder. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. The Company had a total of 54.7 million accounts having unused lines of credit averaging $1,634 per account. Within this total, the Company owns 11.3 million accounts through its agreements with one of its client as discussed in "Transfer of Financial Assets" in Note 4, "Credit Card and Loan Receivables," with unused lines of credit averaging $1,790 per account. The Company only bears the risk for its participating interest in the loan receivables originated by the Company and subsequently purchased by this client.
Legal Proceedings
From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material effect on its business, financial condition or cash flows, including claims and lawsuits alleging breaches of the Company's contractual obligations.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
15. REDEEMABLE NON-CONTROLLING INTEREST
On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty. The remaining 40% ownership interest held by minority interest shareholders is considered a redeemable non-controlling interest. Pursuant to the BrandLoyalty share purchase agreement, the Company may acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period at 10% per year at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% ownership interest for the year achieved; otherwise, the sellers have a put option to sell the Company their 10% ownership interest for the respective year.
On the acquisition date, the Company recognized a redeemable non-controlling interest in the amount of $341.9 million, which was measured at fair value at the acquisition date. A reconciliation of the changes in the redeemable non-controlling interest is as follows:
Redeemable Non-Controlling Interest
(In thousands)
Balance at January 2, 2014	$341,907
Net income attributable to non-controlling interest	9,847
Other comprehensive income attributable to non-controlling interest	1,988
Adjustment to redemption value	14,775
Foreign currency translation adjustments	(39,654)
Reclassification to accrued expenses	(93,297)
Balance at December 31, 2014	$235,566

As of December 31, 2014, BrandLoyalty met the specified annual earnings target and the Company was obligated to acquire an additional 10% ownership interest effective January 1, 2015.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
16. STOCKHOLDERS' EQUITY
Stock Repurchase Programs
On December 13, 2011, the Company's Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company's outstanding common stock from January 1, 2012 through December 31, 2012. On January 2, 2013, the Company's Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company's outstanding common stock from January 2, 2013 through December 31, 2013. On December 5, 2013, the Company's Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of our outstanding common stock from January 1, 2014 through December 31, 2014, subject to any restrictions pursuant to the terms of the Company's credit agreements, indentures, applicable securities laws or otherwise.
During the years ended December 31, 2014, 2013 and 2012, the Company repurchased approximately 1.1 million, 1.4 million and 1.0 million shares of its common stock for an aggregate amount of $286.6 million, $231.1 million and $137.4 million, respectively.
As of December 31, 2014, $113.4 million remained unused under the stock repurchase program that was authorized in December 2013 and expired on December 31, 2014.
On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015, subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.
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
Total stock-based compensation expense recognized in the Company's consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, is as follows:
	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of operations	$50,790	$40,264	$32,654
General and administrative	21,672	18,919	17,843
Total	$72,462	$59,183	$50,497
As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company's results of operations has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience. The Company's forfeiture rate was 5% for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, there was approximately $112.7 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.9 years.
Restricted Stock Awards
During 2014, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock units is estimated using the Company's closing share price on the date of grant. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest ratably over a three year period if specified performance measures tied to the Company's financial performance are met.
	Performance- Based	Service- Based	Total	Weighted Average Fair Value
Balance at January 1, 2012	856,572	345,189	1,201,761	$65.39
Shares granted	527,080	127,646	654,726	110.18
Shares vested	(505,335)	(130,066)	(635,401)	59.06
Shares cancelled	(104,476)	(27,618)	(132,094)	86.13
Balance at December 31, 2012	773,841	315,151	1,088,992	$93.33
Shares granted	409,575	92,206	501,781	155.31
Shares vested	(448,868)	(122,931)	(571,799)	88.15
Shares cancelled	(49,544)	(14,915)	(64,459)	115.83
Balance at December 31, 2013	685,004	269,511	954,515	$121.86
Shares granted (1)	271,616	246,867	518,483	282.34
Shares vested	(405,655)	(99,037)	(504,692)	116.07
Shares cancelled	(32,898)	(16,074)	(48,972)	177.14
Balance at December 31, 2014	518,067	401,267	919,334	$198.85
Outstanding and Expected to Vest			839,110	$194.82

(1)	During the year ended December 31, 2014, shares granted for service-based restricted stock awards include 181,487 shares exchanged pursuant to the Conversant acquisition.
The total fair value of restricted stock units vested was $58.6 million, $50.4 million and $37.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $240.0 million at December 31, 2014. The weighted-average remaining contractual life for unvested restricted stock units was 1.2 years at December 31, 2014.
Stock Options
Stock option awards are granted with an exercise price equal to the market price of the Company's stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant.
The following table summarizes stock option activity under the Company's equity compensation plans:
	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at January 1, 2012	740,017	$42.87	740,017	$42.87
Granted	—	—
Exercised	(355,764)	42.95
Forfeited	—	—
Balance at December 31, 2012	384,253	$42.80	384,253	$42.80
Granted	—	—
Exercised	(143,577)	36.30
Forfeited	(1,000)	31.38
Balance at December 31, 2013	239,676	$46.75	239,676	$46.75
Granted (1)	49,117	41.94
Exercised	(117,260)	48.68
Forfeited	—	—
Balance at December 31, 2014	171,533	$44.05	165,745	$44.62
Vested and Expected to Vest	171,244	$44.03

(1)	During the year ended December 31, 2014, stock options granted represent those options exchanged pursuant to the Conversant acquisition.
Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $25.9 million, $25.7 million and $31.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The aggregate intrinsic value of the outstanding stock options as of December 31, 2014 was approximately $41.5 million. The aggregate intrinsic value of stock options exercisable as of December 31, 2014 was approximately $40.0 million. The weighted average remaining contractual life of stock options vested and exercisable as of December 31, 2014 was approximately 1.9 years.
The Company received cash proceeds of approximately $5.7 million from stock options exercised during the year ended December 31, 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
17. EMPLOYEE BENEFIT PLANS
Employee Stock Purchase Plan
On June 7, 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Amended and Restated Employee Stock Purchase Plan (the "ESPP"), effective on July 1, 2005. No employee may purchase more than $25,000 in stock under the ESPP in any calendar year, and no employee may purchase stock under the ESPP if such purchase would cause the employee to own more than 5% of the voting power or value of the Company's common stock. The Company amended its ESPP effective June 1, 2014. The ESPP, as amended, provides for six month offering periods, commencing on the first trading day of the first and third calendar quarter of each year and ending on the last trading day of each subsequent calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of the six-month period. An employee may elect to pay the purchase price of such common stock through payroll deductions. The maximum number of shares reserved for issuance under the ESPP is 1,500,000 shares, subject to adjustment as provided in the ESPP. Employees are required to hold any stock purchased through the ESPP for 180 days prior to any sale or withdrawal of shares.
On August 22, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with the ESPP pursuant to a Registration Statement on Form S-8, File No. 333-68134.
During the year ended December 31, 2014, the Company issued 47,250 shares of common stock under the ESPP at a weighted-average issue price of $240.30. Since its adoption, 1,058,673 shares of common stock have been issued under the ESPP.
2010 Omnibus Incentive Plan
At the June 8, 2010 annual meeting of stockholders, the Company's stockholders approved the 2010 Omnibus Incentive Plan. The 2010 plan authorizes the compensation committee to grant cash-based and other equity-based or equity-related awards, including deferred stock units and fully-vested shares. The maximum cash amount that may be awarded to any single participant in any one calendar year may not exceed $7.5 million.
401(k) Retirement Savings Plan
The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company amended its 401(k) and Retirement Savings Plan effective December 10, 2014. The 401(k) and Retirement Savings Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the 401(k) and Retirement Savings Plan immediately upon joining the Company and after 180 days of employment begin receiving company matching contributions. In addition, "seasonal" or "on-call" employees must complete a year of eligibility service before they may participate in the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan permits eligible employees to make Roth elective deferrals, effective November 1, 2012, which are included in the employee's taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth, elective deferrals made by employees, together with contributions by the Company to the 401(k) and Retirement Savings Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan covers U.S. employees, who are at least 18 years old, of ADS Alliance Data Systems, Inc., one of the Company's wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts this 401(k) and Retirement Savings Plan. The Company, and all of its U.S. subsidiaries, are currently covered under the 401(k) and Retirement Savings Plan.
Through December 31, 2013, the Company matched dollar-for-dollar on the first three percent of savings, and an additional fifty cents for each dollar an employee contributed for savings of more than three percent and up to five percent of pay. Effective January 1, 2014, the Company matched dollar-for-dollar up to five percent of savings. All company matching contributions are immediately vested. In addition to the company match, the Company may make an additional annual discretionary contribution based on the Company's profitability. This contribution, subject to Board of Director approval, is based on a percentage of pay and is subject to a separate three-year cliff vesting schedule. The discretionary contribution vests in full upon achieving three years of service for participants with less than three years of service. All of these contributions vest immediately if the participating employee has more than three years of service, attains age 65, becomes disabled, dies or if the 401(k) and Retirement Savings Plan terminates. Company matching and discretionary contributions for the years ended December 31, 2014, 2013 and 2012 were $37.4 million, $28.1 million and $22.0 million, respectively.
The participants in the plan can direct their contributions and the Company's matching contribution to numerous investment options, including the Company's common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333‑65556. As of December 31, 2014, 712,210 of such shares remain available for issuance.
Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)
The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group ("GRSP"), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan ("DPSP") is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches up to 5% of contributions dollar-for-dollar. Contributions made to the DPSP reduce an employee's maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions for each of the years ended December 31, 2014 and 2013 was $2.1 million, and $2.0 million for the year ended December 31, 2012.
Executive Deferred Compensation Plan and the Canadian Supplemental Executive Retirement Plan
The Company also maintains an Executive Deferred Compensation Plan ("EDCP"). The EDCP provides an opportunity for a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their regular compensation and bonuses payable for services rendered and to receive certain employer contributions.
The Company provides a Canadian Supplemental Executive Retirement Plan ("SERP") for a defined group of management and highly compensated employees of LoyaltyOne, Co., one of the Company's wholly-owned subsidiaries. Similar to the EDCP, participants may defer on a pre-tax basis a portion of their compensation and bonuses payable for services rendered and to receive certain employer contributions.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:
	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of January 1, 2012	$6,953	$—	$(30,009)	$(23,056)
Changes in other comprehensive income (loss)	3,368	—	(2,173)	1,195
Balance at December 31, 2012	$10,321	$—	$(32,182)	$(21,861)
Changes in other comprehensive income (loss)	(6,132)	—	9,766	3,634
Balance at December 31, 2013	$4,189	$—	$(22,416)	$(18,227)
Changes in other comprehensive income (loss) before reclassifications	(1,535)	2,661	(58,041)	(56,915)
Amounts reclassified from other comprehensive income (loss)	—	(311)	—	(311)
Changes in other comprehensive income (loss)	(1,535)	2,350	(58,041)	(57,226)
Balance at December 31, 2014	$2,654	$2,350	$(80,457)	$(75,453)

(1)	Primarily related to the impact of changes in the Canadian and Euro currency exchange rates.
19. INCOME TAXES
The Company files a consolidated federal income tax return.
	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Components of income before income taxes:
Domestic	$667,869	$547,757	$481,243
Foreign	170,072	245,655	201,661
Total	$837,941	$793,412	$682,904
Components of income tax expense are as follows:
Current
Federal	$224,604	$188,600	$143,695
State	31,049	33,595	13,991
Foreign	79,539	32,134	696
Total current	335,192	254,329	158,382
Deferred
Federal	(14,250)	1,477	28,267
State	(18,935)	(1,485)	6,176
Foreign	19,794	42,921	67,823
Total deferred	(13,391)	42,913	102,266
Total provision for income taxes	$321,801	$297,242	$260,648

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:
	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Expected expense at statutory rate	$293,279	$277,694	$239,016
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	7,874	20,871	13,109
Foreign earnings at other than U.S. rates	(8,108)	(9,225)	(4,328)
Canadian tax rate reductions	—	—	(7,128)
U.S. tax on foreign dividends, net of credits	—	—	15,617
Non-deductible expenses (non-taxable income)	27,347	(742)	4,282
Other	1,409	8,644	80
Total	$321,801	$297,242	$260,648

Deferred tax assets and liabilities consist of the following:
	December 31,
	2014	2013
	(In thousands)
Deferred tax assets
Deferred revenue	$7,111	$42,359
Allowance for doubtful accounts	220,527	192,546
Net operating loss carryforwards and other carryforwards	98,910	53,591
Stock-based compensation and other employee benefits	44,694	28,582
Accrued expenses and other	48,444	50,120
Total deferred tax assets	419,686	367,198
Valuation allowance	(13,013)	(22,414)
Deferred tax assets, net of valuation allowance	406,673	344,784
Deferred tax liabilities
Deferred income	$301,282	$244,612
Convertible note hedges	—	1,474
Depreciation	19,379	8,440
Intangible assets	558,081	147,366
Total deferred tax liabilities	878,742	401,892

Net deferred tax liability	$(472,069)	$(57,108)

Amounts recognized in the consolidated balance sheets:
Current assets	$218,872	$216,195
Non-current assets	164	2,454
Current liabilities	(930)	—
Non-current liabilities	(690,175)	(275,757)
Total – Net deferred tax liability	$(472,069)	$(57,108)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
At December 31, 2014, the Company has approximately $33.8 million of U.S. federal net operating loss carryovers ("NOLs"), approximately $8.5 million of capital losses, and approximately $57.9 million of credits, of which $57.1 million are foreign tax credits, that expire at various times through the year 2024. Pursuant to Section 382 and Section 383 of the Internal Revenue Code, the Company's utilization of such NOLs and a portion of such credits is subject to an annual limitation. At December 31, 2014, the Company has state income tax NOLs of approximately $447.8 million, approximately $8.5 million of capital losses, and state credits of approximately $7.5 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2034. The Company believes it is more likely than not that the capital losses and a portion of the federal and state credits and state NOLs will expire before being utilized. Therefore, in accordance with ASC 740‑10, "Income Taxes—Overall—Initial Measurement," the Company has established a valuation allowance on the capital losses and a portion of federal and state credits and state NOLs that the Company expects to expire prior to utilization.
The Company has $17.9 million of foreign NOLs at December 31, 2014, which have an unlimited carryforward period. The Company does not believe it is more likely than not that these NOLs will be utilized and has therefore established a full valuation allowance against them.
The Company's valuation allowance decreased during the year ended December 31, 2014 as a result of anticipated utilization of state NOLs following the Conversant acquisition.
Should certain substantial changes in the Company's ownership occur, there could be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.
As of December 31, 2014, income taxes have not been provided on approximately $55.0 million of unremitted earnings of certain non-U.S. subsidiaries as such earnings are expected to be indefinitely reinvested in foreign operations. The determination of taxes associated with the $55.0 million is not practicable.
The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital. The net tax impact resulting from the exercise of employee stock options and other employee stock programs that was recorded in additional paid-in capital was approximately $34.2 million, $17.3 million and $21.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In June 2012, the Ontario government enacted a law that froze the corporate income tax rate at the current rate, essentially repealing rate reductions scheduled for future years. As a result of the rate freeze, the Company was required to record a $7.1 million tax benefit in the year ended December 31, 2012 to increase its deferred tax asset in Canada related to future years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
Balance at December 31, 2011	$69,544
Increases related to prior years' tax positions	4,188
Decreases related to prior years' tax positions	(7,424)
Increases related to current year tax positions	11,703
Settlements during the period	(1,253)
Lapses of applicable statutes of limitation	(604)
Balance at December 31, 2012	$76,154
Increases related to prior years' tax positions	4,328
Decreases related to prior years' tax positions	(1,580)
Increases related to current year tax positions	23,567
Settlements during the period	(197)
Lapses of applicable statutes of limitation	(918)
Balance at December 31, 2013	$101,354
Increases related to prior years' tax positions	3,500
Decreases related to prior years' tax positions	(4,184)
Increases related to current year tax positions	18,404
Settlements during the period	(1,841)
Lapses of applicable statutes of limitation	(1,936)
Increases related to acquisitions	22,253
Balance at December 31, 2014	$137,550

Included in the balance at December 31, 2014 are tax positions reclassified from deferred tax liabilities. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $25.2 million, $18.5 million and $15.5 million at December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded approximately $1.4 million, $2.1 million and $0.3 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits.
At December 31, 2014, 2013 and 2012, the Company had unrecognized tax benefits of approximately $88.9 million, $56.0 million and $37.5 million, respectively that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal income tax examinations for the years before 2011, state and local examinations for years before 2010 or foreign income tax examinations for years before 2008.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
20. FINANCIAL INSTRUMENTS
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
Fair Value of Financial Instruments—The estimated fair values of the Company's financial instruments are as follows:
	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$1,077,152	$1,077,152	$969,822	$969,822
Trade receivables, net	743,294	743,294	394,822	394,822
Credit card and loan receivables, net	10,673,709	10,673,709	8,069,713	8,069,713
Credit card and loan receivables held for sale	125,060	125,060	62,082	62,082
Redemption settlement assets, restricted	520,340	520,340	510,349	510,349
Cash collateral, restricted	22,511	22,511	34,124	34,124
Other investments	217,583	217,583	99,221	99,221
Derivative instruments	3,871	3,871	—	—
Financial liabilities
Accounts payable	455,656	455,656	210,019	210,019
Derivative instruments	17,290	17,290	—	—
Deposits	4,773,541	4,801,464	2,816,361	2,836,352
Non-recourse borrowings of consolidated securitization entities	5.191,916	5,225,359	4,591,916	4,618,205
Long-term and other debt	4,209,246	4,227,414	2,800,281	4,404,500
Contingent consideration	326,023	326,023	—	—

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Fair Value of Assets and Liabilities Held at December 31, 2014 and 2013
The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:
Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity and the relatively liquid nature of these assets and liabilities.
Credit card and loan receivables, net — Credit card and loan receivables, net includes both receivables issued or purchased by the Company in the normal course of business as described in Note 4, "Credit Card and Loan Receivables." The carrying amount of credit card and loan receivables, net approximates fair value due to the short maturity and average interest rates that approximate current market origination rates.
Credit card and loan receivables held for sale — Credit card and loan receivables held for sale are carried at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration of the holding period of the receivables prior to sale.
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
Derivative instruments — The fair value of the interest rate derivative instruments was determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and option volatility. The fair value of the foreign currency derivative instruments is estimated based on published quotations of spot foreign currency rates and forward points which are converted into implied foreign currency rates.
Contingent consideration — The fair value at inception was determined using a Monte Carlo simulation valuation technique, which is based on certain key assumptions, including the estimated 2014 earnings and net debt of BrandLoyalty, each as defined in the BrandLoyalty share purchase agreement, earnings volatility, and discount rate. As of December 31, 2014, the fair value was determined based on the provisions in the BrandLoyalty share purchase agreement which was based on a defined multiple, 2014 BrandLoyalty EBITDA, and net debt.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and 2013:
	Balance at December 31, 2014	Fair Value Measurements at December 31, 2014 Using

		Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$283,213	$—	$283,213	$—
Cash collateral, restricted	22,511	—	—	22,511
Other investments (2)	217,583	127,764	89,819	—
Derivative instruments (3)	3,871	—	3,871	—
Total assets measured at fair value	$527,178	$127,764	$376,903	$22,511

Derivative instruments (3)	$17,290	$—	$17,290	$—
Contingent consideration	326,023	—	—	326,023
Total liabilities measured at fair value	$343,313	$—	$17,290	$326,023

	Balance at December 31, 2013	Fair Value Measurements at December 31, 2013 Using
		Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$436,365	$—	$436,365	$—
Cash collateral, restricted	34,124	—	—	34,124
Other investments (2)	99,221	30,888	68,333	—
Total assets measured at fair value	$569,710	$30,888	$504,698	$34,124

(1)	Amounts are included in redemption settlement assets in the consolidated balance sheets.
(2)	Amounts are included in other current assets and other assets in the consolidated balance sheets.
(3)	Interest rate derivatives are included in other current liabilities in the consolidated balance sheets. Foreign currency derivatives are included in other current assets and other current liabilities in the consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table summarizes the changes in fair value of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825 as of December 31, 2014 and 2013:
	Cash Collateral, Restricted
	Years Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$34,124	$62,660
Total gains (realized or unrealized):
Included in earnings	1,046	1,369
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(12,659)	(29,905)
Transfers in or out of Level 3	—	—
Balance at end of period	$22,511	$34,124

Gains for the period included in earnings related to asset still held at end of period	$716	$971
The spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 6 to 22 months, with a weighted average term of nine months. The unobservable input used to calculate the fair value was the discount rate of 3.1%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower  fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value.
For the years ended December 31, 2014, 2013 and 2012 gains included in earnings attributable to cash collateral, restricted are included in securitization funding costs in the Company's consolidated statements of income.
	Contingent Consideration
	Years Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$—	$—
Total losses (realized or unrealized):
Included in earnings	105,944	—
Purchases	248,702	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Foreign currency transaction adjustments	(28,623)	—
Transfers in or out of Level 3	—	—
Balance at end of period	$326,023	$—

Losses for the period included in earnings related to liability still held at end of period	$77,321	$—

The contingent consideration represents the additional consideration that the Company was required to pay in the first quarter of 2015 as part of the earn-out provisions included in the share purchase agreement for the BrandLoyalty acquisition. At December 31, 2014, the contingent consideration was included in the Company's consolidated balance sheets and was recorded at fair value. The fair value of €270.0 million ($326.0 million as of December 31, 2014) was determined based on BrandLoyalty's earnings for the year ended December 31, 2014 using the methodology defined in the BrandLoyalty share purchase agreement.
For the year ended December 31, 2014, the change in fair value of the contingent consideration was included in operating expenses in the Company's consolidated statements of income, while foreign currency transaction gains are included in general and administrative expenses in the Company's consolidated statements of income.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2014 and 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Financial Instruments Disclosed but Not Carried at Fair Value
The following tables provide assets and liabilities disclosed but not carried at fair value as of December 31, 2014 and 2013:
	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,077,152	$1,077,152	$—	$—
Credit card and loan receivables, net	10,673,709	—	—	10,673,709
Credit card and loan receivables held for sale	125,060	—	—	125,060
Total	$11,875,921	$1,077,152	$—	$10,798,769

Financial liabilities:
Deposits	$4,801,464	$—	$4,801,464	$—
Non-recourse borrowings of consolidated securitization entities	5,225,359	—	5,225,359	—
Long-term and other debt	4,227,414	—	4,227,414	—
Total liabilities	$14,254,237	$—	$14,254,237	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$969,822	$969,822	$—	$—
Credit card and loan receivables, net	8,069,713	—	—	8,069,713
Credit card and loan receivables held for sale	62,082	—	—	62,082
Total	$9,101,617	$969,822	$—	$8,131,795

Financial liabilities:
Deposits	$2,836,352	$—	$2,836,352	$—
Non-recourse borrowings of consolidated securitization entities	4,618,205	—	4,618,205	—
Long-term and other debt	4,404,500	—	4,404,500	—
Total liabilities	$11,859,057	$—	$11,859,057	$—

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
21. PARENT-ONLY FINANCIAL STATEMENTS
The following ADSC financial statements are provided in accordance with the rules of the Securities and Exchange Commission, which require such disclosure when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets. Certain of the Company's subsidiaries may be restricted in distributing cash or other assets to ADSC, which could be utilized to service its indebtedness. The stand-alone parent-only financial statements are presented below.
Balance Sheets
	December 31,
	2014	2013
	(In thousands)
Assets:
Cash and cash equivalents	$533	$15,216
Investment in subsidiaries	6,731,287	3,819,760
Intercompany receivables	378,562	399,305
Other assets	148,240	96,039
Total assets	$7,258,622	$4,330,320
Liabilities:
Current debt	$99,375	$364,489
Long-term debt	4,001,082	2,435,792
Intercompany payables	—	—
Other liabilities	761,785	674,278
Total liabilities	4,862,242	3,474,559
Stockholders' equity	2,396,380	855,761
Total liabilities and stockholders' equity	$7,258,622	$4,330,320

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Income
	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest from loans to subsidiaries	$9,988	$10,065	$10,248
Dividends from subsidiaries	194,441	68,544	464,971
Total revenue	204,429	78,609	475,219
Interest expense, net	129,831	184,727	179,527
Other expenses, net	17,867	1,240	533
Total expenses	147,698	185,967	180,060
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	56,731	(107,358)	295,159
Benefit for income taxes	36,615	32,909	73,106
Income (loss) before equity in undistributed net income of subsidiaries	93,346	(74,449)	368,265
Equity in undistributed net income of subsidiaries	422,794	570,619	53,991
Net income	$516,140	$496,170	$422,256

Statements of Cash Flows
	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash (used in) provided by operating activities	$(318,116)	$144,841	$(224,835)
Investing activities:
Payments for acquired businesses, net of cash acquired	(1,003,237)	—	—
Repayment of loans to subsidiaries	112,903	—	—
Loans to subsidiaries	—	(112,903)	—
Investment in subsidiaries	(15,000)	—	(475,000)
Dividends received	194,441	68,544	464,971
Net cash used in investing activities	(710,893)	(44,359)	(10,029)
Financing activities:
Borrowings under debt agreements	3,358,000	1,985,000	1,095,148
Repayments of borrowings	(1,725,563)	(1,300,241)	(506,214)
Proceeds from convertible note hedge counterparties	1,519,833	1,056,307	—
Settlement of convertible note borrowings	(1,864,803)	(1,861,289)	—
Excess tax benefits from stock-based compensation	34,159	17,267	20,199
Payment of deferred financing costs	(36,269)	(12,784)	(21,672)
Purchase of treasury shares	(286,618)	(231,085)	(125,840)
Proceeds from issuance of common stock	17,063	14,090	20,696
Other	(1,476)	(9)	—
Net cash provided by (used in) financing activities	1,014,326	(332,744)	482,317
(Decrease) increase in cash and cash equivalents	(14,683)	(232,262)	247,453
Cash and cash equivalents at beginning of year	15,216	247,478	25
Cash and cash equivalents at end of year	$533	$15,216	$247,478

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
The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Private Label Services and Credit. Segment operations consist of the following:
•	LoyaltyOne includes the Company's Canadian AIR MILES Reward Program and BrandLoyalty;
•	Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers; and
•	Private Label Services and Credit provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services for the Company's private label and co-brand retail credit card programs.
Corporate and other immaterial businesses are reported collectively as an "all other" category labeled "Corporate/Other." Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in "Corporate/Other."
Year Ended December 31, 2014	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$1,406,877	$1,522,423	$2,395,076	$556	$(21,992)	$5,302,940

Income (loss) before income taxes	244,438	126,461	851,843	(384,801)	—	837,941
Interest expense, net	5,861	(49)	124,906	129,808	—	260,526
Operating income (loss)	250,299	126,412	976,749	(254,993)	—	1,098,467
Depreciation and amortization	88,710	157,353	58,884	8,135	—	313,082
Stock compensation expense	11,549	25,335	13,905	21,673	—	72,462
Business acquisition costs	—	—	—	7,301	—	7,301
Earn-out obligation	—	—	—	105,944	—	105,944
Adjusted EBITDA (1)	350,558	309,100	1,049,538	(111,940)	—	1,597,256
Less: Securitization funding costs	—	—	91,103	—	—	91,103
Less: Interest expense on deposits	—	—	37,543	—	—	37,543
Less: Adjusted EBITDA attributable to non-controlling interest	43,050	—	—	—	—	43,050
Adjusted EBITDA, net (1)	$307,508	$309,100	$920,892	$(111,940)	$—	$1,425,560

Capital expenditures	$31,751	$85,906	$29,932	$11,105	$—	$158,694
Total assets	$2,362,722	$5,014,947	$12,645,228	$241,080	$—	$20,263,977

Year Ended December 31, 2013	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$919,480	$1,380,344	$2,034,724	$82	$(15,567)	$4,319,063

Income (loss) before income taxes	230,992	131,406	730,568	(299,554)	—	793,412
Interest expense, net	(1,312)	(56)	122,159	184,709	—	305,500
Operating income (loss)	229,680	131,350	852,727	(114,845)	—	1,098,912
Depreciation and amortization	18,057	139,984	52,277	5,801	—	216,119
Stock compensation expense	10,804	18,365	11,095	18,919	—	59,183
Adjusted EBITDA (1)	258,541	289,699	916,099	(90,125)	—	1,374,214
Less: Securitization funding costs	—	—	95,326	—	—	95,326
Less: Interest expense on deposits	—	—	29,111	—	—	29,111
Adjusted EBITDA, net (1)	$258,541	$289,699	$791,662	$(90,125)	$—	$1,249,777

Capital expenditures	$28,713	$67,024	$27,909	$11,730	$—	$135,376
Total assets	$1,100,396	$2,116,569	$9,677,651	$349,641	$—	$13,244,257

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Year Ended December 31, 2012	LoyaltyOne	Epsilon	Private Label Services and Credit	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$919,041	$996,210	$1,732,160	$372	$(6,393)	$3,641,390

Income (loss) before income taxes	208,729	106,222	657,654	(289,701)	—	682,904
Interest expense, net	(1,560)	(67)	114,193	178,894	—	291,460
Operating income (loss)	207,169	106,155	771,847	(110,807)	—	974,364
Depreciation and amortization	19,614	101,684	42,464	3,114	—	166,876
Stock compensation expense	9,311	14,414	8,930	17,842	—	50,497
Adjusted EBITDA (1)	236,094	222,253	823,241	(89,851)	—	1,191,737
Less: Securitization funding costs	—	—	92,808	—	—	92,808
Less: Interest expense on deposits	—	—	25,181	—	—	25,181
Adjusted EBITDA, net (1)	$236,094	$222,253	$705,252	$(89,851)	$—	$1,073,748

Capital expenditures	$19,424	$60,065	$28,295	$8,671	$—	$116,455
Total assets	$1,083,374	$2,129,796	$8,171,541	$615,428	$—	$12,000,139

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net is presented in accordance with ASC 280 as it is the primary performance metric utilized to assess performance of the segments.
With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:
	United States	Canada	Europe, Middle East and Africa	Asia Pacific	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2014	$3,867,013	$851,641	$463,299	$101,245	$19,742	$5,302,940
Year Ended December 31, 2013	$3,327,688	$906,459	$80,280	$4,636	$—	$4,319,063
Year Ended December 31, 2012	$2,655,506	$913,188	$67,384	$5,312	$—	$3,641,390

Long-Lived Assets
Year Ended December 31, 2014	$5,295,776	$282,663	$865,961	$4,666	$135	$6,449,201
Year Ended December 31, 2013	$2,371,054	$313,891	$158,470	$—	$—	$2,843,415

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are presented below.
	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share amounts)
Revenues	$1,232,900	$1,265,158	$1,319,133	$1,485,749
Operating expenses (1)	951,108	982,618	997,492	1,273,255
Operating income	281,792	282,540	321,641	212,494
Interest expense, net	67,747	62,932	61,464	68,383
Income before income taxes	214,045	219,608	260,177	144,111
Provision for income taxes	78,298	80,419	95,229	67,855
Net income	135,747	139,189	164,948	76,256
Less: Net (loss) income attributable to non-controlling interest	(1,648)	1,745	706	9,044
Net income attributable to Alliance Data Systems Corporation stockholders	$137,395	$137,444	$164,242	$67,212
Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$2.59	$2.54	$2.84	$0.87
Diluted	$2.08	$2.19	$2.74	$0.86

(1)	Included in operating expenses in the quarter ended December 31, 2014 is $105.9 million in additional contingent consideration associated with the Company's acquisition of a 60% ownership interest in BrandLoyalty.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share amounts)
Revenues	$1,053,437	$1,028,092	$1,096,447	$1,141,087
Operating expenses	762,212	758,912	807,679	891,348
Operating income	291,225	269,180	288,768	249,739
Interest expense, net	82,544	83,466	74,015	65,475
Income before income taxes	208,681	185,714	214,753	184,264
Provision for income taxes	79,702	69,274	81,875	66,391
Net income	128,979	116,440	132,878	117,873
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to Alliance Data Systems Corporation stockholders	$128,979	$116,440	$132,878	$117,873
Net income attributable to Alliance Data Systems Corporation stockholders per share:
Basic	$2.59	$2.37	$2.73	$2.40
Diluted	$1.92	$1.71	$2.01	$1.79

24. NON-CASH FINANCING AND INVESTING ACTIVITIES
As discussed in Note 3, "Acquisitions," on December 10, 2014, the Company completed the acquisition of 100% of the common stock of Conversant, Inc. Consideration for the acquisition included the issuance of 4.6 million shares of the Company's common stock to former stockholders of Conversant. Total value of the equity consideration paid and issued, based on the volume weighted average price per share of the Company's common stock for the consecutive period of 15 trading days ending on the close of trading on the second trading day preceding the close of the merger, was $1.3 billion.
In December 2012, the Company purchased 0.1 million of treasury shares for an aggregate amount of $11.6 million that had not settled on December 31, 2012 and was included in accounts payable.
As part of the BrandLoyalty acquisition on January 2, 2014, the Company recorded a liability of €181.9 million ($248.7 million as of January 2, 2014) for the earn-out provisions included in the BrandLoyalty share purchase agreement. See Note 3, "Acquisitions," for additional information. In addition, the Company assumed the debt outstanding under the BrandLoyalty Credit Agreement, consisting of term loans of €56.8 million and a revolving line of credit of €60.6 million ($77.6 million and $82.9 million, respectively, on January 2, 2014). See Note 11, "Debt," for additional information.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer
DATE: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.
Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 27, 2015
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 27, 2015
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 27, 2015
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 27, 2015
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 27, 2015
Roger H. Ballou

/S/ LAWRENCE M. BENVENISTE, PH.D.	Director	February 27, 2015
Lawrence M. Benveniste, Ph.D.

/S/ D. KEITH COBB	Director	February 27, 2015
D. Keith Cobb

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 27, 2015
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 27, 2015
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 27, 2015
Robert A. Minicucci

Index
SCHEDULE II
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts —Trade receivables:
Year Ended December 31, 2014	$2,262	$2,857	$143	$(1,451)	$3,811
Year Ended December 31, 2013	$3,919	$386	$1,273	$(3,316)	$2,262
Year Ended December 31, 2012	$2,406	$2,270	$384	$(1,141)	$3,919

S-II