Form 10-Q
period 2015-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2015-05-07
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 62,030,256 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index
PART I
Item 1.	Financial Statements.
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$760,398	$1,077,152
Trade receivables, less allowance for doubtful accounts ($4,785 and $3,811 at March 31, 2015 and December 31, 2014, respectively)	571,560	743,294
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	7,730,899	8,312,291
Other credit card and loan receivables	2,998,782	2,931,589
Total credit card and loan receivables	10,729,681	11,243,880
Allowance for loan loss	(586,678)	(570,171)
Credit card and loan receivables, net	10,143,003	10,673,709
Credit card and loan receivables held for sale	143,837	125,060
Deferred tax asset, net	210,805	218,872
Other current assets	458,932	456,349
Redemption settlement assets, restricted	489,049	520,340
Total current assets	12,777,584	13,814,776
Property and equipment, net	545,064	559,628
Deferred tax asset, net	153	164
Cash collateral, restricted	24,940	22,511
Intangible assets, net	1,405,484	1,515,994
Goodwill	3,790,766	3,865,484
Other non-current assets	508,495	485,420
Total assets	$19,052,486	$20,263,977
LIABILITIES AND EQUITY
Accounts payable	$412,503	$455,656
Accrued expenses	310,356	457,472
Contingent consideration	—	326,023
Deposits	2,533,417	2,645,995
Non-recourse borrowings of consolidated securitization entities	1,708,750	1,058,750
Current debt	193,259	208,164
Other current liabilities	235,854	306,123
Deferred revenue	746,892	846,370
Deferred tax liability, net	—	930
Total current liabilities	6,141,031	6,305,483
Deferred revenue	153,681	166,807
Deferred tax liability, net	672,517	690,175
Deposits	1,976,957	2,127,546
Non-recourse borrowings of consolidated securitization entities	3,088,166	4,133,166
Long-term and other debt	4,672,169	4,001,082
Other liabilities	209,656	207,772
Total liabilities	16,914,177	17,632,031
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	226,881	235,566
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 111,990 shares and 111,686 shares at March 31, 2015 and December 31, 2014, respectively	1,120	1,117
Additional paid-in capital	2,902,237	2,905,563
Treasury stock, at cost, 49,878 shares and 47,874 shares at March 31, 2015 and December 31, 2014, respectively	(3,540,689)	(2,975,795)
Retained earnings	2,688,313	2,540,948
Accumulated other comprehensive loss	(139,553)	(75,453)
Total stockholders' equity	1,911,428	2,396,380
Total liabilities and equity	$19,052,486	$20,263,977

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues
Transaction	$93,285	$83,980
Redemption	308,145	243,690
Finance charges, net	679,462	536,261
Marketing services	471,196	328,469
Other revenue	49,069	40,500
Total revenue	1,601,157	1,232,900
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	989,863	772,426
Provision for loan loss	134,929	70,582
General and administrative	30,193	34,027
Depreciation and other amortization	33,638	25,512
Amortization of purchased intangibles	87,990	48,561
Total operating expenses	1,276,613	951,108
Operating income	324,544	281,792
Interest expense
Securitization funding costs	23,813	22,911
Interest expense on deposits	11,738	8,234
Interest expense on long-term and other debt, net	42,456	36,602
Total interest expense, net	78,007	67,747
Income before income tax	$246,537	$214,045
Provision for income taxes	81,705	78,298
Net income	$164,832	$135,747
Less: net income (loss) attributable to non-controlling interest	2,273	(1,648)
Net income attributable to common stockholders	$162,559	$137,395

Net income attributable to common stockholders per share:
Basic	$2.34	$2.59
Diluted	$2.32	$2.08

Weighted average shares:
Basic	63,080	53,033
Diluted	63,599	66,065

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net income	$164,832	$135,747
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities available-for-sale, net of tax expense of $452 and $402 for the three months ended March 31, 2015 and 2014, respectively	917	485
Net unrealized loss on cash flow hedges, net of tax benefit of $754 for the three months ended March 31, 2015	(2,403)	—
Foreign currency translation adjustments	(62,614)	9,333
Other comprehensive (loss) income	(64,100)	9,818
Total comprehensive income, net of tax	$100,732	$145,565
Less: comprehensive income (loss) attributable to non-controlling interest	2,762	(1,583)
Comprehensive income attributable to common stockholders	$97,970	$147,148

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,832	$135,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,628	74,073
Deferred income taxes	(1,562)	25,324
Provision for loan loss	134,929	70,582
Non-cash stock compensation	27,488	15,624
Amortization of discount on debt	212	8,053
Amortization of deferred financing costs	7,797	5,828
Change in deferred revenue	(28,029)	(27,131)
Change in contingent consideration	(99,600)	—
Change in other operating assets and liabilities, net of acquisitions	(98,616)	37,702
Originations of credit card and loan receivables held for sale	(1,373,241)	(1,114,635)
Sales of credit card and loan receivables held for sale	1,343,734	1,114,245
Excess tax benefits from stock-based compensation	(15,007)	(24,805)
Other	(9,858)	12,504
Net cash provided by operating activities	174,707	333,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(12,575)	(77,765)
Change in cash collateral, restricted	(2,250)	—
Change in restricted cash	(658)	346
Change in credit card and loan receivables	401,735	384,037
Payment for acquired business, net of cash	—	(259,514)
Capital expenditures	(42,439)	(43,488)
Purchases of other investments	(7,767)	(1,657)
Maturities/sales of other investments	2,235	1,691
Other	(1,011)	(4,000)
Net cash provided by (used in) investing activities	337,270	(350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,001,715	496,822
Repayments of borrowings	(334,410)	(484,874)
Proceeds from convertible note hedge counterparties	—	93,380
Settlement of convertible note borrowings	—	(115,053)
Payment of acquisition-related contingent consideration	(205,928)	—
Acquisition of non-controlling interest	(87,376)	—
Issuances of deposits	406,716	341,308
Repayments of deposits	(669,883)	(483,797)
Non-recourse borrowings of consolidated securitization entities	305,000	530,000
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(700,000)	(950,000)
Payment of deferred financing costs	(1,381)	(4,958)
Excess tax benefits from stock-based compensation	15,007	24,805
Proceeds from issuance of common stock	1,404	4,603
Purchase of treasury shares	(542,594)	(44,605)
Other	—	(10)
Net cash used in financing activities	(811,730)	(592,379)

Effect of exchange rate changes on cash and cash equivalents	(17,001)	(3,562)
Change in cash and cash equivalents	(316,754)	(263,180)
Cash and cash equivalents at beginning of period	1,077,152	969,822
Cash and cash equivalents at end of period	$760,398	$706,642

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$70,355	$40,104
Income taxes paid, net	$21,689	$17,459

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation ("ADSC" or, including its consolidated subsidiaries and variable interest entities ("VIEs"), the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP, and is effective for interim and annual reporting periods beginning after December 15, 2016. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017. The FASB has also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification ("ASC") 810, "Consolidation." ASU 2015-02 makes targeted amendments to the current consolidation guidance for variable interest entities, which could change consolidation conclusions. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early application permitted. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:
	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$162,559	$137,395
Less: accretion of redeemable non-controlling interest	15,194	—
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$147,365	$137,395

Denominator:
Weighted average shares, basic	63,080	53,033
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	—	5,734
Shares from assumed exercise of convertible note warrants	—	6,771
Net effect of dilutive stock options and unvested restricted stock	519	527
Denominator for diluted calculations	63,599	66,065

Net income attributable to common stockholders per share:
Basic	$2.34	$2.59
Diluted	$2.32	$2.08
3. ACQUISITIONS
2014 Acquisitions:
Brand Loyalty Group B.V.
On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty Group B.V. ("BrandLoyalty"), a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expands the Company's presence across Europe, Asia and Latin America. The results of BrandLoyalty have been included since the date of acquisition and are reflected in the Company's LoyaltyOne® segment. The initial cash consideration was approximately $259.5 million in addition to the assumption of debt. The goodwill resulting from the acquisition is not deductible for tax purposes.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table summarizes the final allocation of consideration and the respective fair values of the assets acquired and liabilities assumed in the BrandLoyalty acquisition as of the date of purchase:
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
As part of the initial purchase price allocation, the Company recorded a liability for the earn-out provisions included in the BrandLoyalty share purchase agreement of €181.9 million ($248.7 million as of January 2, 2014). The liability was measured at fair value on the date of purchase and subsequent changes in the fair value of the liability were included in operating expenses in the Company's consolidated statements of income. On February 10, 2015, the Company paid €269.9 million ($305.5 million) to settle the contingent liability.
Conversant, Inc.
On December 10, 2014, the Company completed the acquisition of 100% of the common stock of Conversant, Inc. ("Conversant®"), a digital marketing services company offering unique end-to-end digital marketing solutions that empower clients to more effectively market to their customers across all channels. The results of Conversant have been included since the date of the acquisition and are reflected in the Company's Epsilon® segment.
The Company paid total consideration of approximately $2.3 billion, with cash consideration of approximately $936.3 million, net of cash acquired and equity consideration of approximately $1.3 billion through the issuance of approximately 4.6 million shares and the exchange of certain restricted stock awards and stock options. The cash and equity consideration paid and issued were determined in accordance with the terms of the merger agreement, with the value based on the volume weighted average price per share of the Company's common stock for the consecutive period of 15 trading days ending on the close of trading on the second trading day immediately preceding the closing of the merger. The goodwill recognized is attributable to expected synergies and an assembled workforce. The goodwill resulting from the acquisition is not deductible for tax purposes.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
In the first quarter of 2015, the Company finalized the purchase price allocation, with no changes from the preliminary purchase price allocation disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Conversant acquisition as of the date of purchase:
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
The following table presents the Company's unaudited pro forma consolidated revenue and net income for the three months ended March 31, 2014. The unaudited pro forma results include the historical consolidated statements of income of the Company and Conversant, giving effect to the Conversant acquisition and related financing transactions as if they had occurred on January 1, 2013.
Three Months Ended March 31, 2014
(In thousands, except per share amounts)
Total revenue	$1,378,813
Net income	$129,861
Net income attributable to common stockholders	$131,509

Net income attributable to common stockholders per share:
Basic	$2.28
Diluted	$1.86
The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Conversant acquisition had been completed as of the date for which the unaudited pro forma financial information is presented. The unaudited pro forma financial information for the three months ended March 31, 2014 includes adjustments that are directly related to the acquisition, factually supportable and expected to have a continuing impact. These adjustments include, but are not limited to, amortization related to fair value adjustments to intangible assets and interest expense on acquisition-related debt.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
4. CREDIT CARD AND LOAN RECEIVABLES
The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:
	March 31, 2015	December 31, 2014
	(In thousands)
Principal receivables	$10,246,419	$10,762,498
Billed and accrued finance charges	401,579	422,838
Other credit card and loan receivables	81,683	58,544
Total credit card and loan receivables	10,729,681	11,243,880
Less credit card receivables – restricted for securitization investors	7,730,899	8,312,291
Other credit card and loan receivables	$2,998,782	$2,931,589
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
The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the three months ended March 31, 2015 and 2014, actual charge-offs for unpaid interest and fees were $85.4 million and $75.6 million, respectively.
The following table presents the Company's allowance for loan loss for the periods indicated:
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$570,171	$503,169
Provision for loan loss	134,929	70,582
Change in estimate for uncollectible unpaid interest and fees	1,500	5,500
Recoveries	39,496	38,408
Principal charge-offs	(159,418)	(135,001)
Balance at end of period	$586,678	$482,658

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
The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:
	March 31, 2015	% of Total	December 31, 2014	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$10,246,419	100.0%	$10,762,498	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	131,319	1.3%	157,760	1.4%
61 to 90 days	90,874	0.9	93,175	0.9
91 or more days	176,239	1.7	182,945	1.7
Total	$398,432	3.9%	$433,880	4.0%
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
Credit card and loan receivables for which temporary hardship or permanent concessions have been granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card and loan receivables are evaluated at their present value with impairment measured as the difference between the credit card and loan receivables balance and the discounted present value of cash flows expected to be collected. Consistent with the Company's measurement of impairment of modified credit card and loan receivables on a pooled basis, the discount rate used for credit card and loan receivables is the average current annual percentage rate the Company applies to non-impaired credit card and loan receivables, which approximates what would have been applied to the pool of modified credit card and loan receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card and loan receivables are included in the general pool of credit card and loan receivables with the allowance determined under the contingent loss model of ASC 450-20, "Loss Contingencies." If the Company applied accounting under ASC 310-40, "Troubled Debt Restructurings by Creditors," to the modified credit card and loan receivables in these programs, there would not be a material difference in the allowance for loan loss.
The Company had $137.6 million and $134.9 million, respectively, as a recorded investment in impaired credit card and loan receivables with an associated allowance for loan loss of $36.7 million and $35.2 million, respectively, as of March 31, 2015 and December 31, 2014. These modified credit card and loan receivables represented less than 2% of the Company's total credit card and loan receivables as of both March 31, 2015 and December 31, 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The average recorded investment in impaired credit card receivables was $134.5 million and $116.3 million for the three months ended March 31, 2015 and 2014, respectively.
Interest income on these modified credit card and loan receivables is accounted for in the same manner as other accruing credit card and loan receivables. Cash collections on these modified credit card and loan receivables are allocated according to the same payment hierarchy methodology applied to credit card and loan receivables that are not in such programs. The Company recognized $3.3 million and $3.2 million for the three months ended March 31, 2015 and 2014, respectively, in interest income associated with modified credit card and loan receivables during the period that such credit card and loan receivables were impaired.
The following tables provide information on credit card and loan receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:
	Three Months Ended March 31, 2015
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card and loan receivables	39,014	$42,483	$42,442

	Three Months Ended March 31, 2014
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card and loan receivables	36,552	$35,786	$35,755

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:
	Three Months Ended March 31, 2015
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card and loan receivables	18,393	$18,307

	Three Months Ended March 31, 2014
	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card and loan receivables	16,728	$16,141

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Age of Credit Card and Loan Receivable Accounts
The following tables set forth, as of March 31, 2015 and 2014, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:
	March 31, 2015
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	5,563	29.7%	$2,635,391	25.7%
13-24 Months	2,769	14.8	1,542,384	15.0
25-36 Months	1,927	10.3	1,089,567	10.6
37-48 Months	1,378	7.4	815,928	8.0
49-60 Months	1,023	5.5	611,066	6.0
Over 60 Months	6,031	32.3	3,552,083	34.7
Total	18,691	100.0%	$10,246,419	100.0%

	March 31, 2014
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,467	27.6%	$1,895,642	24.7%
13-24 Months	2,325	14.4	1,049,930	13.7
25-36 Months	1,604	9.9	781,339	10.2
37-48 Months	1,163	7.2	588,152	7.6
49-60 Months	962	5.9	514,670	6.7
Over 60 Months	5,656	35.0	2,844,674	37.1
Total	16,177	100.0%	$7,674,407	100.0%
Credit Quality
The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company's credit card and loan receivables by obligor credit quality as of March 31, 2015 and 2014:
	March 31, 2015		March 31, 2014
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$195,400	1.9%	$151,316	2.0%
27.1% and higher	564,781	5.5	375,904	4.9
17.1% - 27.0%	1,017,823	9.9	714,925	9.3
12.6% - 17.0%	1,178,364	11.5	843,358	11.0
3.7% - 12.5%	4,262,639	41.6	3,117,732	40.6
1.9% - 3.6%	1,939,907	19.0	1,584,841	20.7
Lower than 1.9%	1,087,505	10.6	886,331	11.5
Total	$10,246,419	100.0%	$7,674,407	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Transfer of Financial Assets
The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, "Transfers and Servicing." Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $78.4 million and $48.9 million at March 31, 2015 and December 31, 2014, respectively, and are included in credit card and loan receivables held for sale in the Company's unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company's unaudited condensed consolidated statements of cash flows.
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
During the three months ended March 31, 2015 and 2014, the Company purchased $67.2 million  and $54.6 million, respectively, of loan receivables under these agreements. The total outstanding balance of these loan receivables was $165.0 million and $160.6 million as of March 31, 2015 and December 31, 2014, respectively, and was included in other credit card and loan receivables in the Company's unaudited condensed consolidated balance sheets.
Portfolios Held for Sale
The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, or $65.4 million and $76.2 million as of March 31, 2015 and December 31, 2014, respectively.
Securitized Credit Card Receivables
The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust ("Master Trust I") and World Financial Network Credit Card Master Trust III ("Master Trust III") (collectively, the "WFN Trusts"), and World Financial Capital Credit Card Master Note Trust (the "WFC Trust"). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company's unaudited condensed consolidated statements of income for the three months ended March 31, 2015 and 2014.
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

Index

ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:
	March 31, 2015	December 31, 2014
	(In thousands)
Total credit card receivables – restricted for securitization investors	$7,730,899	$8,312,291
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$133,241	$145,768

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net charge-offs of securitized principal	$98,839	$85,714
5. INVENTORIES
Inventories of $194.9 million and $220.5 million at March 31, 2015 and December 31, 2014, respectively, consist of finished goods primarily to be utilized as rewards in the Company's loyalty programs and are included in other current assets in the Company's unaudited condensed consolidated balance sheets.
Inventories are stated at the lower of cost or market and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future market conditions and an analysis of historical experience.
6. OTHER INVESTMENTS
Other investments consist of restricted cash, marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the Company's unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:
	March 31, 2015				December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$30,033	$—	$—	$30,033	$22,611	$—	$—	$22,611
Marketable securities	101,209	712	(1,095)	100,826	95,669	520	(1,322)	94,867
U.S. Treasury bonds	100,065	804	—	100,869	100,072	66	(33)	100,105
Total	$231,307	$1,516	$(1,095)	$231,728	$218,352	$586	$(1,355)	$217,583

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	March 31, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$11,267	$(75)	$48,723	$(1,020)	$59,990	$(1,095)
Total	$11,267	$(75)	$48,723	$(1,020)	$59,990	$(1,095)

	December 31, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$8,757	$(27)	$48,961	$(1,295)	$57,718	$(1,322)
U.S. Treasury bonds	75,043	(33)	—	—	75,043	(33)
Total	$83,800	$(60)	$48,961	$(1,295)	$132,761	$(1,355)
The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at March 31, 2015 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$6,643	$6,611
Due after one year through five years	100,065	100,869
Due after five years through ten years	5,210	5,410
Due after ten years	89,356	88,805
Total	$201,274	$201,695
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2015, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2015 and 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
7. REDEMPTION SETTLEMENT ASSETS
Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:
	March 31, 2015				December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$225,682	$—	$—	$225,682	$237,127	$—	$—	$237,127
Mutual funds	19,717	53	—	19,770	—	—	—	—
Corporate bonds	240,311	3,286	—	243,597	280,053	3,160	—	283,213
Total	$485,710	$3,339	$—	$489,049	$517,180	$3,160	$—	$520,340
There were no investments that were in an unrealized loss position at March 31, 2015 and December 31, 2014.
The amortized cost and estimated fair value of the securities at March 31, 2015 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$162,813	$164,204
Due after one year through five years	97,215	99,163
Total	$260,028	$263,367
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2015, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2015 and 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
8. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consist of the following:
	March 31, 2015
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,191,492	$(236,332)	$955,160	4-12 years—straight line
Premium on purchased credit card portfolios	251,447	(87,225)	164,222	3-10 years—straight line, accelerated
Customer database	210,300	(135,400)	74,900	3-10 years—straight line
Collector database	55,172	(51,663)	3,509	30 years—15% declining balance
Publisher networks	140,200	(8,556)	131,644	5-7 years – straight line
Tradenames	84,175	(32,337)	51,838	2-15 years—straight line
Purchased data lists	12,284	(6,595)	5,689	1-5 years—straight line, accelerated
Favorable lease	6,891	(1,044)	5,847	3-10 years—straight line
Noncompete agreements	1,300	(975)	325	3 years—straight line
	$1,953,261	$(560,127)	$1,393,134
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,965,611	$(560,127)	$1,405,484

	December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,328,056	$(295,263)	$1,032,793	4-12 years—straight line
Premium on purchased credit card portfolios	289,173	(114,923)	174,250	3-10 years—straight line, accelerated
Customer database	210,300	(126,157)	84,143	3-10 years—straight line
Collector database	60,238	(56,239)	3,999	30 years—15% declining balance
Publisher networks	140,200	(1,662)	138,538	5-7 years – straight line
Tradenames	86,934	(29,408)	57,526	2-15 years—straight line
Purchased data lists	12,335	(6,497)	5,838	1-5 years—straight line, accelerated
Favorable lease	6,891	(767)	6,124	3-10 years—straight line
Noncompete agreements	1,300	(867)	433	3 years—straight line
	$2,135,427	$(631,783)	$1,503,644
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$2,147,777	$(631,783)	$1,515,994
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:
For the Years Ending December 31,
(In thousands)
2015 (excluding the three months ended March 31, 2015)	$239,092
2016	296,802
2017	258,009
2018	195,653
2019	161,134
2020 & thereafter	242,444

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows:
	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Total
	(In thousands)
December 31, 2014	$713,457	$2,890,295	$261,732	$—	$3,865,484
Effects of foreign currency translation	(73,521)	(1,197)	—	—	(74,718)
March 31, 2015	$639,936	$2,889,098	$261,732	$—	$3,790,766
9. DEBT
Debt consists of the following:
Description	March 31, 2015	December 31, 2014	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2013 credit facility	$704,000	$—	July 2018 or December 2019	(1)
2013 term loan	2,586,563	2,603,125	July 2018 or December 2019	(1)
BrandLoyalty credit facility	77,321	108,789	December 2015	(2)
Senior notes due 2017	397,544	397,332	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Senior notes due 2022	600,000	600,000	August 2022	5.375%
Total long-term and other debt	4,865,428	4,209,246
Less: current portion	193,259	208,164
Long-term portion	$4,672,169	$4,001,082

Deposits:
Certificates of deposit	$3,519,218	$3,934,906	Various – April 2015 – November 2021	0.35% to 3.20%
Money market deposits	991,156	838,635	On demand	(3)
Total deposits	4,510,374	4,773,541
Less: current portion	2,533,417	2,645,995
Long-term portion	$1,976,957	$2,127,546

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,376,916	$3,376,916	Various – June 2015 – June 2019	0.61% to 6.75%
Floating rate asset-backed term note securities	450,000	450,000	February 2016	(4)
Conduit asset-backed securities	970,000	1,365,000	Various – September 2015 – May 2016	(5)
Total non-recourse borrowings of consolidated securitization entities	4,796,916	5,191,916
Less: current portion	1,708,750	1,058,750
Long-term portion	$3,088,166	$4,133,166

(1)	The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At March 31, 2015, the weighted average interest rate was 2.18% for each of the 2013 Credit Facility and 2013 Term Loan.
(2)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At March 31, 2015, the weighted average interest rate was 2.58%.
(3)	The interest rates are based on the Federal Funds rate. At March 31, 2015, the interest rates ranged from 0.01% to 0.42%.
(4)	The interest rate is based upon LIBOR plus an applicable margin. At March 31, 2015, the interest rate was 0.56%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At March 31, 2015, the interest rates ranged from 1.03% to 1.72%.
At March 31, 2015, the Company was in compliance with its debt covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Long-term and other debt
The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, are party to a credit agreement that provides for a $2.65 billion term loan (the "2013 Term Loan") with certain principal repayments and a $1.3 billion revolving line of credit (the "2013 Credit Facility" and together with the 2013 Term Loan, the "2013 Credit Agreement"). Total availability under the 2013 Credit Facility at March 31, 2015 was $596.0 million.
On March 3, 2015, Conversant LLC and Commission Junction, Inc. were added as guarantors for the 2013 Credit Agreement as well as the Senior Notes due 2017, Senior Notes due 2020, and Senior Notes due 2022.
Non-Recourse Borrowings of Consolidated Securitization Entities
Asset-Backed Term Notes
On April 17, 2015, Master Trust I issued $500.0 million of asset-backed term securities, $140.0 million of which will be retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements. These securities mature in April 2018 and have a variable interest rate equal to LIBOR plus a margin of 0.48%.
Conduit Facilities
The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.
As of March 31, 2015, total capacity under the conduit facilities was $1.6 billion, of which $1.0 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the Company's unaudited condensed consolidated balance sheets.
On April 1, 2015, Master Trust I amended its 2009-VFN conduit facility, extending the maturity to March 31, 2017.
On May 1, 2015, Master Trust III renewed its 2009-VFC conduit facility, increasing the capacity to $900.0 million and extending the maturity to May 1, 2017.
10. DERIVATIVE INSTRUMENTS
The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.
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
The following tables present the fair values of the derivative instruments included within the Company's unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:
	March 31, 2015
	Balance Sheet Location	Notional Amount	Maturity	Fair Value
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	Other current assets	$62,796	April 2015 to January 2016	$2,834
Foreign currency exchange hedges	Other current liabilities	$12,446	April 2015 to September 2015	$1,691

Not designated as hedging instruments:
Interest rate derivatives	Other current liabilities	$50,569	December 2015	$178

	December 31, 2014
	Balance Sheet Location	Notional Amount	Maturity	Fair Value
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	Other current assets	$50,908	January 2015 to September 2015	$3,528

Not designated as hedging instruments:
Foreign currency exchange hedges	Other current assets	$3,125	January 2015 to March 2015	$343
Foreign currency exchange forward contract	Other current liabilities	$236,578	January 2015	$16,990
Interest rate derivatives	Other current liabilities	$79,429	December 2015 to August 2016	$330

Losses of $2.4 million, net of tax, were recognized in other comprehensive income for the quarter ended March 31, 2015 related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the three months ended March 31, 2015, gains of $0.8 million were reclassified from accumulated other comprehensive income into net income (cost of operations) and a de minimus amount of ineffectiveness was recorded. At March 31, 2015, a de minimus amount is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.
The following table summarizes activity related to and identifies the location of the Company's outstanding derivatives not designated as hedging instruments for the three months ended March 31, 2015 and 2014 recognized in the Company's unaudited condensed consolidated statements of income:
	2015		2014
For the three months ended March 31,	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain on Derivative Instruments
	(In thousands)
Interest rate derivatives	Interest expense on long-term and other debt, net	$27	Interest expense on long-term and other debt, net	$81
Foreign currency exchange forward contract	General and administrative	$(13,724)	General and administrative	$—
Foreign currency exchange hedges	Cost of operations	$319	Cost of operations	$—

Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the unaudited condensed consolidated statements of cash flows for all periods presented.
The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2015, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

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
A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:
	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2014	$332,368	$680,809	$1,013,177
Cash proceeds	47,611	86,940	134,551
Revenue recognized	(46,939)	(115,741)	(162,680)
Other	—	25	25
Effects of foreign currency translation	(27,967)	(56,533)	(84,500)
March 31, 2015	$305,073	$595,500	$900,573
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$151,392	$595,500	$746,892
Non-current liabilities	$153,681	$—	$153,681

12. COMMITMENTS AND CONTINGENCIES
Litigation and Regulatory Matters
The Federal Deposit Insurance Corporation ("FDIC") has notified Comenity Bank and Comenity Capital Bank (collectively, the "Banks")  that it plans to pursue an enforcement action against them with respect to practices associated with certain of their credit card add-on products. Before the FDIC's review began, the Banks made changes to these add-on products, and they believe their current business practices substantially address the FDIC's concerns. An enforcement action could include civil monetary penalties, damages in the form of restitution and additional business practice changes.  The Company is not able to make an estimate of loss with respect to this matter at this time.
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
The specified annual earnings target was met for the year ended December 31, 2014 and the Company acquired an additional 10% ownership interest effective January 1, 2015, increasing its ownership percentage to 70%. The Company paid €77.2 million on February 10, 2015 ($87.4 million) to acquire this additional 10% ownership interest. The remaining 30% interests held by minority interest shareholders are considered redeemable non-controlling interests, as the acquisition of these interests is outside of the Company's control.
As of March 31, 2015, the remaining interests are not redeemable, but are probable to be redeemed. As such, the Company adjusted the carrying amount of the redeemable non-controlling interest to the estimated redemption value assuming the interests were redeemable as of March 31, 2015. The estimated redemption values are based on a formula as prescribed in the BrandLoyalty share purchase agreement.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
A reconciliation of the changes in the redeemable non-controlling interest is as follows:
Redeemable Non- Controlling Interest
(In thousands)
Balance at January 2, 2014	$341,907
Net income attributable to non-controlling interest	9,847
Other comprehensive income attributable to non-controlling interest	1,988
Adjustment to redemption value	14,775
Foreign currency translation adjustments	(39,654)
Reclassification to accrued expenses	(93,297)
Balance at December 31, 2014	235,566
Net income attributable to non-controlling interest	2,273
Other comprehensive income attributable to non-controlling interest	489
Adjustment to redemption value	15,194
Foreign currency translation adjustments	(26,641)
Balance at March 31, 2015	$226,881
14. STOCKHOLDERS' EQUITY
Stock Repurchase Program
On January 1, 2015, the Company's Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of the Company's outstanding common stock from January 1, 2015 through December 31, 2015, subject to any restrictions pursuant to the terms of the Company's credit agreements, indentures, applicable securities laws or otherwise.
For the three months ended March 31, 2015, the Company acquired a total of 2,003,653 shares of its common stock for $564.9 million, of which $22.3 million had not settled as of March 31, 2015. As of March 31, 2015, the Company had $35.1 million available under the stock repurchase program.
On April 15, 2015, the Company's Board of Directors authorized an increase to the stock repurchase program approved on January 1, 2015 to acquire an additional $400.0 million of the Company's outstanding common stock from January 1, 2015 through December 31, 2015, for a total authorization of $1.0 billion, subject to any restrictions pursuant to the terms of the Company's credit agreements, indentures, applicable securities laws or otherwise.
Stock Compensation Expense
Total stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 is as follows:
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cost of operations	$22,102	$10,982
General and administrative	5,386	4,642
Total	$27,488	$15,624
During the three months ended March 31, 2015, the Company awarded 222,605 performance-based restricted stock units with a weighted average grant date fair value per share of $284.23 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company's earnings before taxes for the period from January 1, 2015 to December 31, 2015 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 17, 2016, an additional 33% of the award on February 17, 2017 and the final 34% of the award on February 17, 2018, provided that the participant is employed by the Company on each such vesting date.
During the three months ended March 31, 2015, the Company awarded 56,654 service-based restricted stock units with a weighted average grant date fair value per share of $284.31 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:
Three Months Ended March 31, 2015	Net Unrealized Gains on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2014	$2,654	$2,350	$(80,457)	$(75,453)
Changes in other comprehensive income (loss) before reclassifications	917	(3,199)	(62,614)	(64,896)
Amounts reclassified from other comprehensive income (loss)	—	796	—	796
Changes in other comprehensive income (loss)	917	(2,403)	(62,614)	(64,100)
Balance as of March 31, 2015	$3,571	$(53)	$(143,071)	$(139,553)

Three Months Ended March 31, 2014	Net Unrealized Gains on Securities	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2013	$4,189	$—	$(22,416)	$(18,227)
Changes in other comprehensive income (loss)	485	—	9,333	9,818
Balance as of March 31, 2014	$4,674	$—	$(13,083)	$(8,409)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Fair Value of Financial Instruments — The estimated fair values of the Company's financial instruments are as follows:
	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$760,398	$760,398	$1,077,152	$1,077,152
Trade receivables, net	571,560	571,560	743,294	743,294
Credit card and loan receivables, net	10,143,003	10,143,003	10,673,709	10,673,709
Credit card and loan receivables held for sale	143,837	143,837	125,060	125,060
Redemption settlement assets, restricted	489,049	489,049	520,340	520,340
Cash collateral, restricted	24,940	24,940	22,511	22,511
Derivative instruments	2,834	2,834	3,871	3,871
Other investments	231,728	231,728	217,583	217,583
Financial liabilities
Accounts payable	412,503	412,503	455,656	455,656
Derivative instruments	1,869	1,869	17,290	17,290
Deposits	4,510,374	4,551,986	4,773,541	4,801,464
Non-recourse borrowings of consolidated securitization entities	4,796,916	4,843,352	5,191,916	5,225,359
Long-term and other debt	4,865,428	4,895,784	4,209,246	4,227,414
Contingent consideration	—	—	326,023	326,023
Fair Value of Assets and Liabilities Held at March 31, 2015 and December 31, 2014
The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:
Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity and the relatively liquid nature of these assets and liabilities.
Credit card and loan receivables, net — The carrying amount of credit card and loan receivables, net approximates fair value due to the short maturity and average interest rates that approximate current market origination rates.
Credit card and loan receivables held for sale  — Credit card and loan receivables held for sale are recorded at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration of the holding period of the receivables prior to sale.
Redemption settlement assets, restricted — Redemption settlement assets, restricted are recorded at fair value based on quoted market prices for the same or similar securities.
Cash collateral, restricted — Spread deposits are recorded at their fair value based on discounted cash flow models. The Company uses a valuation model that calculates the present value of estimated cash flows for each asset. The fair value is based on the term of the underlying securities and a discount rate. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.
Other investments — Other investments are recorded at fair value based on quoted market prices for the same or similar securities.
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
Derivative instruments — Derivative instruments are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and option volatility. The fair value of the foreign currency derivative instruments is estimated based on published quotations of spot foreign currency rates and forward points which are converted into implied foreign currency rates.
Contingent consideration — The contingent consideration was recorded at fair value. The fair value at inception was determined using a Monte Carlo simulation valuation technique, which is based on certain key assumptions, including the estimated 2014 earnings and net debt of BrandLoyalty, each as defined in the BrandLoyalty share purchase agreement, earnings volatility, and discount rate. As of December 31, 2014, the fair value was determined based on the provisions in the BrandLoyalty share purchase agreement, which was based on a defined multiple, 2014 BrandLoyalty EBITDA and net debt. This liability was settled in the first quarter of 2015.
Financial Assets and Financial Liabilities Fair Value Hierarchy
ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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
The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014:
		Fair Value Measurements at March 31, 2015 Using
	Balance at March 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$243,597	$—	$243,597	$—
Mutual funds (1)	19,770	19,770	—	—
Cash collateral, restricted	24,940	2,251	—	22,689
Other investments (2)	231,728	135,950	95,778	—
Derivative instruments (3)	2,834	—	2,834	—
Total assets measured at fair value	$522,869	$157,971	$342,209	$22,689

Derivative instruments (3)	$1,869	$—	$1,869	$—
Total liabilities measured at fair value	$1,869	$—	$1,869	$—

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

		Fair Value Measurements at December 31, 2014 Using
	Balance at December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$283,213	$—	$283,213	$—
Cash collateral, restricted	22,511	—	—	22,511
Other investments (2)	217,583	127,764	89,819	—
Derivative instruments (3)	3,871	—	3,871	—
Total assets measured at fair value	$527,178	$127,764	$376,903	$22,511

Derivative instruments (3)	$17,290	$—	$17,290	$—
Contingent consideration	326,023	—	—	326,023
Total liabilities measured at fair value	$343,313	$—	$17,290	$326,023

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets and other assets in the unaudited condensed consolidated balance sheets.
(3)	Derivative instruments are included in other current assets, other assets and other current liabilities in the unaudited condensed consolidated balance sheets.
The following table summarizes the changes in fair value of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825:
	Cash Collateral, Restricted
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$22,511	$34,124
Total gains (realized or unrealized):
Included in earnings	178	301
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers in or out of Level 3	—	—
Balance at end of period	$22,689	$34,425

Gains for the period included in earnings related to asset still held at end of period	$178	$301
Spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the respective term of each instrument which ranged from 3 to 19 months, with a weighted average term of six months. The unobservable input used to calculate the fair value was the discount rate of 3.1%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
For the three months ended March 31, 2015 and 2014, gains included in earnings attributable to cash collateral, restricted are included in securitization funding costs in the Company's unaudited condensed consolidated statements of income.
	Contingent Consideration
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$326,023	$—
Total losses (realized or unrealized):
Included in earnings	547	—
Purchases	—	248,702
Sales	—	—
Issuances	—	—
Settlements	(305,528)	—
Foreign currency transaction adjustments	(21,042)	1,806
Transfers in or out of Level 3	—	—
Balance at end of period	$—	$250,508

Losses for the period included in earnings related to liability still held at end of period	$—	$(1,806)

The contingent consideration represents the additional consideration that the Company was required to pay as part of the earn-out provisions included in the BrandLoyalty share purchase agreement. The fair value was determined based on BrandLoyalty's earnings for the year ended December 31, 2014 using the methodology defined in the BrandLoyalty share purchase agreement. The obligation was settled in the first quarter of 2015.
There were no transfers between Level 1 and 2 within the fair value hierarchy for the years ended December 31, 2014 and 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Financial Instruments Disclosed but Not Carried at Fair Value
The following tables provide assets and liabilities disclosed but not carried at fair value as of March 31, 2015 and December 31, 2014:
	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$760,398	$760,398	$—	$—
Credit card and loan receivables, net	10,143,003	—	—	10,143,003
Credit card and loan receivables held for sale	143,837	—	—	143,837
Total	$11,047,238	$760,398	$—	$10,286,840

Financial liabilities
Deposits	$4,551,986	$—	$4,551,986	$—
Non-recourse borrowings of consolidated securitization entities	4,843,352	—	4,843,352	—
Long-term and other debt	4,895,784	—	4,895,784	—
Total	$14,291,122	$—	$14,291,122	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$1,077,152	$1,077,152	$—	$—
Credit card and loan receivables, net	10,673,709	—	—	10,673,709
Credit card and loan receivables held for sale	125,060	—	—	125,060
Total	$11,875,921	$1,077,152	$—	$10,798,769

Financial liabilities
Deposits	$4,801,464	$—	$4,801,464	$—
Non-recourse borrowings of consolidated securitization entities	5,225,359	—	5,225,359	—
Long-term and other debt	4,227,414	—	4,227,414	—
Total	$14,254,237	$—	$14,254,237	$—
17. INCOME TAXES
For the three months ended March 31, 2015 and 2014, the Company utilized an effective tax rate of 33.1% and 36.6%, respectively, to calculate its provision for income taxes. The effective tax rate for three months ended March 31, 2015 includes both a favorable state ruling and a lapse in an applicable statute of limitations. In accordance with ASC 740‑270, "Income Taxes — Interim Reporting," the Company's expected annual effective tax rate for calendar year 2015 based on all known variables is approximately 35.8%.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Card Services. In the first quarter of 2015, the Company renamed the Private Label Services and Credit segment to "Card Services," which had no impact to the reported results of the segment in the current or prior periods. Segment operations consist of the following:
•	LoyaltyOne includes the Company's Canadian AIR MILES Reward Program and BrandLoyalty;
•	Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers; and
•	Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services for the Company's private label and co-brand credit card programs.
Corporate and other immaterial businesses are reported collectively as an "all other" category labeled "Corporate/Other." Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in "Corporate/Other."
Three Months Ended March 31, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$387,952	$504,901	$714,718	$101	$(6,515)	$1,601,157

Income (loss) before income taxes	53,790	7,040	259,741	(74,034)	—	246,537
Interest expense, net	705	(3)	35,551	41,754	—	78,007
Operating income (loss)	54,495	7,037	295,292	(32,280)	—	324,544
Depreciation and amortization	19,933	81,182	18,324	2,189	—	121,628
Stock compensation expense	2,992	15,418	3,692	5,386	—	27,488
Adjusted EBITDA (1)	77,420	103,637	317,308	(24,705)	—	473,660
Less: securitization funding costs	—	—	23,813	—	—	23,813
Less: interest expense on deposits	—	—	11,738	—	—	11,738
Less: adjusted EBITDA attributable to non-controlling interest	7,782	—	—	—	—	7,782
Adjusted EBITDA, net (1)	$69,638	$103,637	$281,757	$(24,705)	$—	$430,327

Three Months Ended March 31, 2014	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$328,970	$347,469	$561,796	$41	$(5,376)	$1,232,900

Income (loss) before income taxes	44,376	13,147	228,355	(71,833)	—	214,045
Interest expense, net	1,562	(13)	30,406	35,792	—	67,747
Operating income (loss)	45,938	13,134	258,761	(36,041)	—	281,792
Depreciation and amortization	22,249	37,077	12,693	2,054	—	74,073
Stock compensation expense	2,784	4,991	3,207	4,642	—	15,624
Adjusted EBITDA (1)	70,971	55,202	274,661	(29,345)	—	371,489
Less: securitization funding costs	—	—	22,911	—	—	22,911
Less: interest expense on deposits	—	—	8,234	—	—	8,234
Less: adjusted EBITDA attributable to non-controlling interest	5,789	—	—	—	—	5,789
Adjusted EBITDA, net (1)	$65,182	$55,202	$243,516	$(29,345)	$—	$334,555

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280 as they are the primary performance metrics utilized to assess performance of the segments.

19. NON-CASH FINANCING AND INVESTING ACTIVITIES
In March 2015, the Company purchased 75,000 treasury shares under the Company's stock repurchase program for an aggregate amount of $22.3 million that had not settled as of March 31, 2015 and was included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on February 27, 2015.
Quarter in Review Highlights
For the three months ended March 31, 2015, revenue increased 30% to $1.6 billion and adjusted EBITDA, net increased 29% to $430.3 million as compared to the prior year period.
LoyaltyOne®
LoyaltyOne generates revenue primarily from our coalition loyalty program in Canada, the AIR MILES® Reward Program, and our ownership interest in BrandLoyalty Group B.V., or BrandLoyalty. Effective January 1, 2015, our ownership interest in BrandLoyalty increased from 60% to 70%.
Revenue for the LoyaltyOne segment increased 18% to $388.0 million and adjusted EBITDA, net increased 7% to $69.6 million for the three months ended March 31, 2015, as compared to the prior year period. Declines in foreign currency exchange rates negatively impacted revenue and adjusted EBITDA, net by approximately $63.5 million and $10.2 million, respectively.
Despite the negative foreign currency exchange impact, growth in both revenue and adjusted EBITDA, net was driven by our short-term loyalty campaigns, as the number of these programs in market during the three months ended March 31, 2015, exceeded those for the same period in 2014. These programs tend to be 12 to 20 weeks in duration, and the number of active programs increased over 60% as compared to the same period last year. The number of active programs for the second quarter of 2015 is expected to be slightly lower than the comparative prior year period due to the timing of the promotional campaigns, some of which were in market in the first quarter of 2015.
Growth, in local currency, within our coalition loyalty program increased due to an increase in the number of AIR MILES reward miles issued and redeemed. However, because of a decline in the Canadian dollar, both revenue and adjusted EBITDA, net decreased by $13.2 million and $5.0 million, respectively.
AIR MILES reward miles issued increased 7% due to the gas and grocer verticals, driven by promotional activity and by the expansion of our relationship with Sobeys. AIR MILES reward miles redeemed increased 15% due to higher redemptions under our AIR MILES Cash program option.
For the AIR MILES Reward Program, AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of revenue and indicators of success of the program. The number of AIR MILES reward miles issued impacts the number of future AIR MILES reward miles available to be redeemed. This can also impact future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to remain unredeemed.
During the three months ended March 31, 2015, LoyaltyOne announced a multi-year contract renewal with Metro Ontario Inc., a national grocery retailer in Canada, which extends our partnership in the Ontario market. In addition, we announced an expansion of our relationship with Sobeys, another Canadian grocery retailer, to begin to issue AIR MILES reward miles at Sobeys, Sobeys Urban Fresh and Foodland stores across Ontario in 2015. We also announced a multi-year renewal of our agreement with Shell Canada Products as a sponsor in the AIR MILES Reward Program. We signed a new multi-year agreement with Shell Canada Products, the licensor and franchisor of the JiffyLube® brand in Canada, to allow AIR MILES reward miles to be issued at the more than 150 participating JiffyLube service centers throughout Canada.
Epsilon®
Revenue increased 45% to $504.9 million and adjusted EBITDA, net increased 88% to $103.6 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to the acquisition of Conversant, Inc., or Conversant®, in December 2014, which added $136.7 million and $45.9 million of revenue and adjusted EBITDA, net, respectively in the first quarter of 2015. Excluding Conversant, Epsilon's revenues increased $20.8 million, driven by database builds completed for new clients and placed in production and services provided to existing clients, primarily in the automotive vertical.
During the three months ended March 31, 2015, Epsilon announced a new multi-year agreement with Nature's Way, a dietary supplement brand, to serve as the digital agency of record across a number of brands and to provide CRM marketing services.

Index
Card Services
In the first quarter of 2015, we renamed our Private Label Services and Credit segment to "Card Services," which had no impact to the reported results of the segment in the current or prior periods.
Revenue increased 27% to $714.7 million and adjusted EBITDA, net increased 16% to $281.8 million for the three months ended March 31, 2015 as compared to the same period in 2014.
For the three months ended March 31, 2015, average credit card and loan receivables increased 33% as compared to the same period in the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 37% for the three months ended March 31, 2015 due to cardholder growth, strong credit cardholder spending, recent client signings and recent credit card portfolio acquisitions.
During the three months ended March 31, 2015, Card Services announced the signing of a new multi-year agreement with Red Roof Inn, a hotel chain, to provide co-brand credit card services. We also announced the renewal of multi-year agreements to continue providing private label credit card services to Talbots, Inc., a women's apparel retailer, and to continue providing co-brand and private label credit card services to FULLBEAUTY Brands, a fashion and lifestyle resource for plus-size women.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.
Recent Issued Pronouncements
See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2014 and 2015.
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
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$164,832	$135,747
Stock compensation expense	27,488	15,624
Provision for income taxes	81,705	78,298
Interest expense, net	78,007	67,747
Depreciation and other amortization	33,638	25,512
Amortization of purchased intangibles	87,990	48,561
Adjusted EBITDA	473,660	371,489
Less: securitization funding costs	23,813	22,911
Less: interest expense on deposits	11,738	8,234
Less: adjusted EBITDA attributable to non-controlling interest	7,782	5,789
Adjusted EBITDA, net	$430,327	$334,555

Index
Consolidated Results of Operations
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
	Three Months Ended March 31,		% Change
	2015	2014	2015 to 2014
Revenues	(In thousands, except percentages)
Transaction	$93,285	$83,980	11%
Redemption	308,145	243,690	26
Finance charges, net	679,462	536,261	27
Marketing services	471,196	328,469	43
Other revenue	49,069	40,500	21
Total revenue	1,601,157	1,232,900	30%
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	989,863	772,426	28
Provision for loan loss	134,929	70,582	91
General and administrative	30,193	34,027	(11)
Depreciation and other amortization	33,638	25,512	32
Amortization of purchased intangibles	87,990	48,561	81
Total operating expenses	1,276,613	951,108	34%
Operating income	324,544	281,792	15%
Interest expense
Securitization funding costs	23,813	22,911	4
Interest expense on deposits	11,738	8,234	43
Interest expense on long-term and other debt, net	42,456	36,602	16
Total interest expense, net	78,007	67,747	15
Income before income tax	$246,537	$214,045	15%
Provision for income taxes	81,705	78,298	4
Net income	$164,832	$135,747	21%

Key Operating Metrics:
Credit card statements generated	58,695	50,884	15%
Credit sales	$4,959,822	$3,614,171	37%
Average credit card and loan receivables	$10,677,289	$8,022,652	33%
AIR MILES reward miles issued	1,228,861	1,146,927	7%
AIR MILES reward miles redeemed	1,212,634	1,056,234	15%
Revenue. Total revenue increased $368.3 million, or 30%, to $1.6 billion for the three months ended March 31, 2015 from $1.2 billion for the three months ended March 31, 2014. The increase was due to the following:
•	Transaction. Revenue increased $9.3 million, or 11%, to $93.3 million for the three months ended March 31, 2015 due to an increase in servicing fees charged to our credit cardholders.
•	Redemption. Revenue increased $64.5 million, or 26%, to $308.1 million for the three months ended March 31, 2015 due to an increase of $73.1 million resulting from a higher number of short-term loyalty programs in market for the three months ended March 31, 2015 as compared to the prior year period, offset in part by a decline in the Euro. In local currency, revenue associated with our coalition loyalty program increased due to a 15% increase in the number of AIR MILES reward miles redeemed. However, because of the decline in the Canadian dollar, revenue associated with our coalition loyalty program decreased $8.7 million.
•	Finance charges, net. Revenue increased $143.2 million, or 27%, to $679.5 million for the three months ended March 31, 2015. This increase was driven by a 33% increase in average credit card and loan receivables, which increased revenue $177.4 million through a combination of recent credit card portfolio acquisitions and strong cardholder spending. This increase was offset in part by a 130 basis point decline in yield due to the onboarding of new programs, which decreased revenue by $34.2 million.

Index
•	Marketing Services. Revenue increased $142.7 million, or 43%, to $471.2 million for the three months ended March 31, 2015. The increase in revenue was driven by the Conversant acquisition, which added $127.9 million. Additionally, revenues increased $18.3 million within our Epsilon segment due to database builds completed for new clients being placed into production and an expansion of services provided to existing clients, primarily in the automotive vertical.
•	Other revenue. Revenue increased $8.6 million, or 21%, to $49.1 million for the three months ended March 31, 2015 due to the Conversant acquisition.
Cost of operations. Cost of operations increased $217.4 million, or 28%, to $989.9 million for the three months ended March 31, 2015 as compared to $772.4 million for the three months ended March 31, 2014. The increase resulted from growth across each of our segments, including the following:
•	Within the LoyaltyOne segment, cost of operations increased $52.7 million due to a $57.1 million increase in cost of redemptions associated with the increase in redemption revenue as discussed above.
•	Within the Epsilon segment, cost of operations increased $119.4 million due to the Conversant acquisition, which added $100.8 million. Excluding Conversant, cost of operations increased $18.6 million due to a $9.4 million increase in payroll and benefit expenses to support growth as well as an increase of $9.2 million in direct expenses associated with the increase in revenue.
•	Within the Card Services segment, cost of operations increased by $46.4 million as payroll and benefit expenses increased $10.7 million due to an increase in the number of associates to support growth. Additionally, operating costs increased $35.7 million, as credit card processing expenses increased due to growth in volume, and marketing expenses increased as a result of higher credit sales.
Provision for loan loss. Provision for loan loss increased $64.3 million, or 91%, to $134.9 million for the three months ended March 31, 2015 as compared to $70.6 million for the three months ended March 31, 2014. The increase in the provision was driven by accelerating growth in our average credit card and loan receivables, which increased by 33%, stable rather than improving principal loss rates as compared to the prior year period, and the turnover of credit card receivables acquired in 2014.
General and administrative. General and administrative expenses decreased $3.8 million, or 11%, to $30.2 million for the three months ended March 31, 2015 as compared to $34.0 million for the three months ended March 31, 2014, as net foreign currency exchange gains related to the February 2015 settlement of the contingent liability associated with the BrandLoyalty acquisition were offset by higher payroll and benefit expenses.
Depreciation and other amortization. Depreciation and other amortization increased $8.1 million, or 32%, to $33.6 million for the three months ended March 31, 2015, as compared to $25.5 million for the three months ended March 31, 2014, due to additional assets placed into service resulting from both the Conversant acquisition and recent capital expenditures.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $39.4 million, or 81%, to $88.0 million for the three months ended March 31, 2015 as compared to $48.6 million for the three months ended March 31, 2014. The increase relates to $41.9 million of additional amortization associated with the intangible assets from the Conversant acquisition.
Interest expense, net. Total interest expense, net increased $10.3 million, or 15%, to $78.0 million for the three months ended March 31, 2015 as compared to $67.7 million for the three months ended March 31, 2014. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $0.9 million as higher average borrowings were offset in part by lower average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $3.5 million as increases from higher borrowings were offset in part by lower average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $5.9 million. Interest expense increased as a result of $16.4 million in interest expense associated with the $1.4 billion incremental term loan borrowed in December 2014 and the $600.0 million Senior Notes due 2022 issued in July 2014. These increases were offset by a decrease in interest expense of $11.6 million associated with the convertible senior notes that were settled in May 2014.

Index
Taxes. Income tax expense increased $3.4 million to $81.7 million for the three months ended March 31, 2015 from $78.3 million for the three months ended March 31, 2014 due to an increase in taxable income, offset in part by both a favorable state tax ruling and a lapse in an applicable statute of limitations.
Segment Revenue and Adjusted EBITDA, net
	Three Months Ended March 31,		% Change
	2015	2014	2015 to 2014
Revenue:	(In thousands, except percentages)
LoyaltyOne	$387,952	$328,970	18%
Epsilon	504,901	347,469	45
Card Services	714,718	561,796	27
Corporate/Other	101	41	nm *
Eliminations	(6,515)	(5,376)	nm *
Total	$1,601,157	$1,232,900	30%
Adjusted EBITDA, net (1):
LoyaltyOne	$69,638	$65,182	7%
Epsilon	103,637	55,202	88
Card Services	281,757	243,516	16
Corporate/Other	(24,705)	(29,345)	(16)
Eliminations	—	—	nm *
Total	$430,327	$334,555	29%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
nm*	not meaningful.
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Revenue. Total revenue increased $368.3 million, or 30%, to $1.6 billion for the three months ended March 31, 2015 from $1.2 billion for the three months ended March 31, 2014. The net increase was due to the following:
•	LoyaltyOne. Revenue increased $59.0 million, or 18%, to $388.0 million for the three months ended March 31, 2015. Revenue increased $72.2 million due to a greater number of short-term loyalty programs in market in the first quarter of 2015 as compared to 2014. Revenue within our coalition loyalty program declined $13.2 million, as increases in revenue associated with growth in AIR MILES reward miles issued and redeemed of 7% and 15%, respectively, were offset by declines in the Canadian dollar.
•	Epsilon. Revenue increased $157.4 million, or 45%, to $504.9 million for the three months ended March 31, 2015 due primarily to the Conversant acquisition, which added $136.7 million. Increases in revenue were also driven by completion of database builds for new clients that were placed in production and additional services provided to existing clients, primarily within the automotive vertical.
•	Card Services. Revenue increased $152.9 million, or 27%, to $714.7 million for the three months ended March 31, 2015. Finance charges, net increased by $143.2 million, driven by a 33% increase in average credit card and loan receivables, which was a result of recent portfolio acquisitions and strong cardholder spending. Other servicing fees charged to our credit cardholders increased $10.0 million due to an increase in volumes.

Index
Adjusted EBITDA, net. Adjusted EBITDA, net increased $95.8 million, or 29%, to $430.3 million for the three months ended March 31, 2015 from $334.6 million for the three months ended March 31, 2014. The increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net increased $4.5 million, or 7%, to $69.6 million for the three months ended March 31, 2015. Adjusted EBITDA, net was positively impacted by both business growth and timing of short-term loyalty programs in market, while a weaker Canadian dollar and Euro negatively impacted adjusted EBITDA, net by $10.2 million.
•	Epsilon. Adjusted EBITDA, net increased $48.4 million, or 88%, to $103.6 million for the three months ended March 31, 2015. Adjusted EBITDA, net was positively impacted by the acquisition of Conversant, which contributed $45.9 million and new database builds placed into production.
•	Card Services. Adjusted EBITDA, net increased $38.2 million, or 16%, to $281.8 million for the three months ended March 31, 2015. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net increased $4.6 million to a loss of $24.7 million for the three months ended March 31, 2015 as net foreign currency exchange gains related to the February 2015 settlement of the contingent liability associated with the BrandLoyalty acquisition were offset by higher payroll and benefit expenses.
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
The following table presents the delinquency trends of our credit card and loan receivables portfolio:
	March 31, 2015	% of Total	December 31, 2014	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$10,246,419	100.0%	$10,762,498	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	131,319	1.3%	157,760	1.4%
61 to 90 days	90,874	0.9	93,175	0.9
91 or more days	176,239	1.7	182,945	1.7
Total	$398,432	3.9%	$433,880	4.0%
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
	Three Months Ended March 31,
	2015	2014
	(In thousands, except percentages)
Average credit card receivables	$10,677,289	$8,022,652
Net charge-offs of principal receivables	119,922	96,593
Net charge-offs as a percentage of average credit card receivables	4.5%	4.8%
See Note 4, "Credit Card and Loan Receivables," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.
Liquidity and Capital Resources
Operating Activities. We generated cash flow from operating activities of $174.7 million and $333.1 million for the three months ended March 31, 2015 and 2014, respectively. The decline in operating cash flows during the quarter ended March 31, 2015 as compared to the prior year period is a result of the settlement of the contingent liability associated with the BrandLoyalty acquisition. Changes in the fair value of the contingent liability from the initial valuation are classified as an adjustment to operating cash flows and as such, the adjustment of $99.6 million during the first quarter of 2015 negatively impacted our operating cash flow. Increases in working capital, due primarily to the reduction of accounts payable and accrued expenses, also negatively impacted operating cash flows.
We utilize our cash flow from operations for ongoing business operations, repayments of our revolving line of credit or other debt, acquisitions and capital expenditures.
Investing Activities. Cash provided by investing activities was $337.3 million for the three months ended March 31, 2015, compared to cash used by investing activities of $0.4 million for the prior year period. Significant components of investing activities are as follows:
•	Redemption settlement assets. Cash decreased $12.6 million and $77.8 million for the three months ended March 31, 2015 and 2014, respectively. The use of cash in the three months ended March 31, 2014 was related to an increase in funding related to the change in breakage rate at December 31, 2013.
•	Credit card and loan receivables, net. Cash increased $401.7 million and $384.0 million for the three months ended March 31, 2015 and 2014, respectively, due to the seasonal paydown of credit card and loan receivables.
•	Payments for acquired business, net of cash acquired. During the three months ended March 31, 2014, we utilized cash of $259.5 million for the acquisition of our 60% ownership interest in BrandLoyalty on January 2, 2014.
Financing Activities. Cash used in financing activities was $811.7 million and $592.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cash used in financing activities is due to the settlement of the BrandLoyalty contingent liability originally included in consideration transferred and the acquisition of the additional 10% ownership interest in BrandLoyalty, which resulted in uses of cash of $205.9 million and $87.4 million, respectively. In addition, we paid $542.6 million to acquire treasury shares under our stock repurchase program during the three months ended March 31, 2015, as compared to $44.6 million during the same period in 2014. Net borrowings under our agreements increased by $655.4 million to finance these uses of cash. Other significant financing uses of cash resulted from a net repayment of debt associated with the deposits and non-recourse borrowings of consolidated securitization entities.
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

Index
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 13.5%, 13.3% and 14.8%, respectively, at March 31, 2015. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 15.0%, 13.8% and 16.3%, respectively, at March 31, 2015. Based on these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized.
We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.
As of March 31, 2015, we were in compliance with our debt covenants.
2013 Credit Agreement. Our 2013 Credit Agreement provides for a $2.65 billion term loan, subject to certain principal repayments, and a $1.3 billion revolving line of credit.
As of March 31, 2015, we had $704.0 million outstanding under our credit facility and total availability of $596.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.7 to 1 at March 31, 2015, as compared to the maximum covenant ratio of 3.5 to 1.
Securitization Program. We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, or Master Trust I, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Master Note Trust, or the WFC Trust. These securitization programs are the primary vehicle through which we finance Comenity Bank's and Comenity Capital Bank's credit card receivables.
As of March 31, 2015, the WFN Trusts and the WFC Trust had approximately $7.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.
At March 31, 2015, we had $4.8 billion of non-recourse borrowings of consolidated securitization entities, of which $1.7 billion is due within the next 12 months. As of March 31, 2015, total capacity under the conduit facilities was $1.6 billion, of which $1.0 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.
Historically, we have used both public and private term asset-backed securitization transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.
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
In April 2015, Master Trust I issued $500.0 million of asset-backed term securities, $140.0 million of which we will retain and eliminate from the unaudited condensed consolidated financial statements. These securities mature in April 2018 and have a variable interest rate equal to the London Interbank Offered Rate plus a margin of 0.48%.
In April 2015, we amended our 2009-VFN conduit facility, extending the maturity to March 31, 2017. Also in May 2015, we renewed our 2009-VFC conduit facility, increasing its capacity to $900.0 million and extending the maturity to May 1, 2017.

Index

The following table shows the maturities of borrowing commitments as of March 31, 2015 for the WFN Trusts and the WFC Trust by year:
	2015	2016	2017	2018	2019 and Thereafter	Total
	(In thousands)
Term notes	$693,750	$1,050,000	$650,000	$631,000	$802,166	$3,826,916
Conduit facilities(1)	440,000	1,150,000	—	—	—	1,590,000
Total(2)	$1,133,750	$2,200,000	$650,000	$631,000	$802,166	$5,416,916

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.5 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.
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
See Note 9, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.
Repurchase of Equity Securities. During the three months ended March 31, 2015, we repurchased approximately 2.0 million shares of our common stock for an aggregate amount of $564.9 million. On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, our Board of Directors authorized an increase to the stock repurchase program approved on January 1, 2015 to acquire up to $1.0 billion of our common stock from January 1, 2015 through December 31, 2015.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.
There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2014 related to our exposure to market risk from interest rate risk, credit risk, foreign currency exchange rate risk and redemption reward risk.
Item 4.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In December 2014, we acquired Conversant, Inc. Due to the timing of the acquisition, Conversant was excluded from our evaluation of internal control over financial reporting as of March 31, 2015. Conversant represented $2.8 billion of our total assets at March 31, 2015 and contributed $136.7 million in revenues and a pre-tax loss of $9.1 million for the three months ended March 31, 2015.
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "predict," "project," "would" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of Part II of this Quarterly Report.
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
From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Note 12, "Commitments and Contingencies," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in our Annual Report on
Form 10-K for the year ended December 31, 2014.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2015:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(Dollars in millions)
During 2015:
January 1-31	146,724	$279.11	143,448	$560.0
February 1-28	1,216,071	280.06	1,210,205	221.1
March 1-31	654,689	286.10	650,000	35.1
Total	2,017,484	$281.95	2,003,653	$35.1

(1)	During the period represented by the table, 13,831 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, our Board of Directors authorized an increase to the stock repurchase program approved on January 1, 2015 to acquire up to $1.0 billion of our outstanding common stock from January 1, 2015 through December 31, 2015. Both authorizations are subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.
Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.	Other Information.
(a) None
(b) None

Index
Item 6.	Exhibits.
(a) Exhibits:
EXHIBIT INDEX
			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Second Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	3/3/00

3.2	(a)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	6/7/13

3.3	(a)	Fourth Amended and Restated Bylaws of the Registrant.	8-K	3.2	6/7/13

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2015 grant).	8-K	10.2	2/19/15

10.2	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.3	(b) (c) (d)	Amendment to Amended and Restated Service Agreement, dated February 25, 2015, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	3/2/15

10.4	(b) (c) (d)	Series 2015-A Indenture Supplement, dated as of April 17, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	4/21/15

*10.5	(a)	First Amendment to Second Amended and Restated Series 2009-VFC1 Supplement, dated as of May 1, 2015, among Comenity Bank, WFN Credit Company, LLC and Deutsche Bank Trust Company Americas.

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)
Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

*32.2	(a)
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
Date: May 7, 2015
By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer
Date: May 7, 2015