Form 10-Q
period 2015-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2015-08-06
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 61,433,456 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index
PART I
Item 1.	Financial Statements.
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$822,314	$1,077,152
Trade receivables, less allowance for doubtful accounts ($4,158 and $3,811 at June 30, 2015 and December 31, 2014, respectively)	563,533	743,294
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	8,315,489	8,312,291
Other credit card and loan receivables	2,971,108	2,931,589
Total credit card and loan receivables	11,286,597	11,243,880
Allowance for loan loss	(623,316)	(570,171)
Credit card and loan receivables, net	10,663,281	10,673,709
Credit card and loan receivables held for sale	113,314	125,060
Deferred tax asset, net	225,535	218,872
Other current assets	477,152	456,349
Redemption settlement assets, restricted	491,979	520,340
Total current assets	13,357,108	13,814,776
Property and equipment, net	548,255	559,628
Deferred tax asset, net	162	164
Cash collateral, restricted	6,341	22,511
Intangible assets, net	1,338,956	1,515,994
Goodwill	3,811,689	3,865,484
Other non-current assets	484,931	485,420
Total assets	$19,547,442	$20,263,977
LIABILITIES AND EQUITY
Accounts payable	$387,078	$455,656
Accrued expenses	289,623	457,472
Contingent consideration	—	326,023
Deposits	2,542,668	2,645,995
Non-recourse borrowings of consolidated securitization entities	1,650,000	1,058,750
Current debt	200,635	208,164
Other current liabilities	248,104	306,123
Deferred revenue	755,552	846,370
Deferred tax liability, net	91	930
Total current liabilities	6,073,751	6,305,483
Deferred revenue	160,035	166,807
Deferred tax liability, net	647,571	690,175
Deposits	2,035,660	2,127,546
Non-recourse borrowings of consolidated securitization entities	3,573,166	4,133,166
Long-term and other debt	4,649,259	4,001,082
Other liabilities	215,192	207,772
Total liabilities	17,354,634	17,632,031
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	233,655	235,566
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 112,050 shares and 111,686 shares at June 30, 2015 and December 31, 2014, respectively	1,120	1,117
Additional paid-in capital	2,937,187	2,905,563
Treasury stock, at cost, 50,328 shares and 47,874 shares at June 30, 2015 and December 31, 2014, respectively	(3,674,458)	(2,975,795)
Retained earnings	2,819,650	2,540,948
Accumulated other comprehensive loss	(124,346)	(75,453)
Total stockholders' equity	1,959,153	2,396,380
Total liabilities and equity	$19,547,442	$20,263,977
See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues
Transaction	$86,784	$80,248	$180,069	$164,228
Redemption	218,125	268,504	526,270	512,194
Finance charges, net	683,980	538,186	1,363,442	1,074,447
Marketing services	465,369	339,819	936,565	668,288
Other revenue	46,360	38,401	95,429	78,901
Total revenue	1,500,618	1,265,158	3,101,775	2,498,058
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	896,543	783,369	1,886,406	1,555,795
Provision for loan loss	155,337	96,652	290,266	167,234
General and administrative	40,909	28,302	71,102	62,329
Depreciation and other amortization	34,895	25,973	68,533	51,485
Amortization of purchased intangibles	87,211	48,322	175,201	96,883
Total operating expenses	1,214,895	982,618	2,491,508	1,933,726
Operating income	285,723	282,540	610,267	564,332
Interest expense
Securitization funding costs	24,553	22,300	48,366	45,211
Interest expense on deposits	11,642	8,228	23,380	16,462
Interest expense on long-term and other debt, net	44,520	32,404	86,976	69,006
Total interest expense, net	80,715	62,932	158,722	130,679
Income before income tax	$205,008	$219,608	$451,545	$433,653
Provision for income taxes	74,969	80,419	156,674	158,717
Net income	$130,039	$139,189	$294,871	$274,936
Less: Net (loss) income attributable to non-controlling interest	(1,298)	1,745	975	97
Net income attributable to common stockholders	$131,337	$137,444	$293,896	$274,839

Net income attributable to common stockholders per share:
Basic	$2.12	$2.54	$4.46	$5.13
Diluted	$2.11	$2.19	$4.43	$4.27

Weighted average shares:
Basic	61,928	54,154	62,501	53,600
Diluted	62,325	62,637	62,959	64,354

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$130,039	$139,189	$294,871	$274,936
Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on securities available-for-sale, net of tax (benefit) expense of $(580), $514, $(128) and $916 for the three and six months ended June 30, 2015 and 2014, respectively	(2,371)	71	(1,454)	556
Net unrealized loss on cash flow hedges, net of tax benefit of $162 and $916 for the three and six months ended June 30, 2015	(478)	—	(2,881)	—
Foreign currency translation adjustments	18,056	(5,857)	(44,558)	3,476
Other comprehensive income (loss)	15,207	(5,786)	(48,893)	4,032
Total comprehensive income, net of tax	$145,246	$133,403	$245,978	$278,968
Less: comprehensive (loss) income attributable to non-controlling interest	(1,765)	1,846	997	263
Comprehensive income attributable to common stockholders	$147,011	$131,557	$244,981	$278,705

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$294,871	$274,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,734	148,368
Deferred income tax (benefit) expense	(42,891)	13,221
Provision for loan loss	290,266	167,234
Non-cash stock compensation	51,530	31,497
Fair value gain on interest rate derivatives	(72)	(113)
Amortization of discount on debt	428	12,293
Amortization of deferred financing costs	15,548	11,301
Change in deferred revenue	(27,152)	(41,175)
Change in contingent consideration	(99,601)	—
Change in other operating assets and liabilities, net of acquisitions	(106,622)	(8,292)
Originations of credit card and loan receivables held for sale	(2,888,589)	(2,343,434)
Sales of credit card and loan receivables held for sale	2,856,891	2,342,091
Excess tax benefits from stock-based compensation	(20,750)	(26,926)
Other	(3,771)	6,797
Net cash provided by operating activities	563,820	587,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(8,623)	(57,530)
Change in cash collateral, restricted	16,500	—
Change in credit card and loan receivables	(272,062)	(151,078)
Proceeds from the sale of a credit card portfolio	26,900	—
Payment for acquired business, net of cash	—	(259,514)
Capital expenditures	(88,085)	(77,260)
Purchases of other investments	(17,614)	(105,911)
Maturities/sales of other investments	4,815	3,209
Other	(1,159)	(4,058)
Net cash used in investing activities	(339,328)	(652,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,751,102	1,121,834
Repayments of borrowings	(1,102,334)	(788,805)
Proceeds from convertible note hedge counterparties	—	1,519,833
Settlement of convertible note borrowings	—	(1,864,803)
Payment of acquisition-related contingent consideration	(205,928)	—
Acquisition of non-controlling interest	(87,376)	—
Issuances of deposits	1,010,225	1,194,448
Repayments of deposits	(1,205,439)	(1,000,783)
Non-recourse borrowings of consolidated securitization entities	1,620,000	760,000
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,588,750)	(1,040,000)
Payment of deferred financing costs	(7,328)	(6,671)
Excess tax benefits from stock-based compensation	20,750	26,926
Proceeds from issuance of common stock	8,698	8,202
Purchase of treasury shares	(676,668)	(201,759)
Other	—	(1,461)
Net cash used in financing activities	(463,048)	(273,039)

Effect of exchange rate changes on cash and cash equivalents	(16,282)	(1,272)
Change in cash and cash equivalents	(254,838)	(338,655)
Cash and cash equivalents at beginning of period	1,077,152	969,822
Cash and cash equivalents at end of period	$822,314	$631,167

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$152,718	$114,986
Income taxes paid, net	$131,741	$69,028
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in Accounting Standards Codification ("ASC") 810, "Consolidation." ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early application permitted. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(In thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$131,337	$137,444	$293,896	$274,839
Less: accretion of redeemable non-controlling interest	—	—	15,194	—
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$131,337	$137,444	$278,702	$274,839
Denominator:
Weighted average shares, basic	61,928	54,154	62,501	53,600
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	—	2,715	—	4,224
Shares from assumed exercise of convertible note warrants	—	5,247	—	6,009
Net effect of dilutive stock options and unvested restricted stock	397	521	458	521
Denominator for diluted calculations	62,325	62,637	62,959	64,354

Net income attributable to common stockholders per share:
Basic	$2.12	$2.54	$4.46	$5.13
Diluted	$2.11	$2.19	$4.43	$4.27
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
As part of the initial purchase price allocation, the Company recorded a liability for the earn-out provision included in the BrandLoyalty share purchase agreement of €181.9 million ($248.7 million as of January 2, 2014). The liability was measured at fair value on the date of purchase and subsequent changes in the fair value of the liability were included in operating expenses in the Company's consolidated statements of income. On February 10, 2015, the Company paid €269.9 million ($305.5 million) to settle the contingent liability.
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
The following table presents the Company's unaudited pro forma consolidated revenue and net income for the three and six months ended June 30, 2014. The unaudited pro forma results include the historical consolidated statements of income of the Company and Conversant, giving effect to the Conversant acquisition and related financing transactions as if they had occurred on January 1, 2013.
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In thousands, except per share amounts)
Total revenue	$1,402,538	$2,781,351
Net income	$129,741	$259,555
Net income attributable to common stockholders	$127,996	$259,458

Net income attributable to common stockholders per share:
Basic	$2.18	$4.46
Diluted	$1.90	$3.76
The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Conversant acquisition had been completed as of the date for which the unaudited pro forma financial information is presented. The unaudited pro forma financial information for the three and six months ended June 30, 2014 includes adjustments that are directly related to the acquisition, factually supportable and expected to have a continuing impact. These adjustments include, but are not limited to, amortization related to fair value adjustments to intangible assets and interest expense on acquisition-related debt.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
4. CREDIT CARD AND LOAN RECEIVABLES
The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:
	June 30, 2015	December 31, 2014
	(In thousands)
Principal receivables	$10,821,510	$10,762,498
Billed and accrued finance charges	440,546	422,838
Other credit card and loan receivables	24,541	58,544
Total credit card and loan receivables	11,286,597	11,243,880
Less credit card receivables – restricted for securitization investors	8,315,489	8,312,291
Other credit card and loan receivables	$2,971,108	$2,931,589
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
The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $84.0 million and $68.5 million for the three months ended June 30, 2015 and 2014, respectively, and $169.4 million and $144.0 million for the six months ended June 30, 2015 and 2014, respectively.
The following table presents the Company's allowance for loan loss for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$586,678	$482,658	$570,171	$503,169
Provision for loan loss	155,337	96,652	290,266	167,234
Change in estimate for uncollectible unpaid interest and fees	3,000	(5,000)	4,500	500
Recoveries	41,360	38,066	80,856	76,474
Principal charge-offs	(163,059)	(128,796)	(322,477)	(263,797)
Balance at end of period	$623,316	$483,580	$623,316	$483,580

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
The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:
	June 30, 2015	% of Total	December 31, 2014	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$10,821,510	100.0%	$10,762,498	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	159,460	1.5%	157,760	1.4%
61 to 90 days	104,146	1.0	93,175	0.9
91 or more days	177,937	1.6	182,945	1.7
Total	$441,543	4.1%	$433,880	4.0%
Modified Credit Card Receivables
The Company holds certain credit card receivables for which the terms have been modified. The Company's modified credit card receivables include credit card receivables for which temporary hardship concessions have been granted and credit card receivables in permanent workout programs. These modified credit card receivables include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs' concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card receivables if the credit cardholder complies with the terms of the program. These concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary programs, at the end of the concession period, credit card receivable terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms.
Credit card receivables for which temporary hardship or permanent concessions have been granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card receivables are evaluated at their present value with impairment measured as the difference between the credit card receivables balance and the discounted present value of cash flows expected to be collected. Consistent with the Company's measurement of impairment of modified credit card receivables on a pooled basis, the discount rate used for credit card receivables is the average current annual percentage rate the Company applies to non-impaired credit card receivables, which approximates what would have been applied to the pool of modified credit card receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card receivables are included in the general pool of credit card receivables with the allowance determined under the contingent loss model of ASC 450-20, "Loss Contingencies." If the Company applied accounting under ASC 310-40, "Troubled Debt Restructurings by Creditors," to the modified credit card receivables in these programs, there would not be a material difference in the allowance for loan loss.
The Company had $143.8 million and $134.9 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $37.2 million and $35.2 million, respectively, as of June 30, 2015 and December 31, 2014. These modified credit card receivables represented less than 2% of the Company's total credit card receivables as of both June 30, 2015 and December 31, 2014.
The average recorded investment in impaired credit card receivables was $140.9 million and $112.4 million for the three months ended June 30, 2015 and 2014, respectively, and $137.7 million and $114.3 million for the six months ended June 30, 2015 and 2014, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $3.5 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and $6.9 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.
The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	36,105	$39,204	$39,171	75,119	$81,687	$81,613

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	28,602	$28,922	$28,896	65,154	$64,708	$64,651

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	17,335	$18,251	35,728	$36,559

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	13,770	$13,831	30,498	$29,972

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Age of Credit Card and Loan Receivable Accounts
The following tables set forth, as of June 30, 2015 and 2014, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:
	June 30, 2015
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	5,885	30.0%	$2,828,593	26.1%
13-24 Months	2,890	14.7	1,652,669	15.3
25-36 Months	2,030	10.4	1,186,065	11.0
37-48 Months	1,465	7.5	865,706	8.0
49-60 Months	1,088	5.5	650,697	6.0
Over 60 Months	6,265	31.9	3,637,780	33.6
Total	19,623	100.0%	$10,821,510	100.0%

	June 30, 2014
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,750	27.8%	$2,031,774	25.1%
13-24 Months	2,467	14.5	1,148,807	14.2
25-36 Months	1,714	10.0	838,573	10.4
37-48 Months	1,245	7.3	623,665	7.7
49-60 Months	988	5.8	520,428	6.4
Over 60 Months	5,915	34.6	2,932,865	36.2
Total	17,079	100.0%	$8,096,112	100.0%
Credit Quality
The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company's credit card and loan receivables by obligor credit quality as of June 30, 2015 and 2014:
	June 30, 2015		June 30, 2014
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$191,438	1.8%	$144,270	1.8%
27.1% and higher	601,641	5.6	391,005	4.8
17.1% - 27.0%	1,067,106	9.8	748,356	9.2
12.6% - 17.0%	1,280,255	11.8	886,078	11.0
3.7% - 12.5%	4,423,378	40.9	3,298,009	40.7
1.9% - 3.6%	2,124,921	19.6	1,681,968	20.8
Lower than 1.9%	1,132,771	10.5	946,426	11.7
Total	$10,821,510	100.0%	$8,096,112	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Transfer of Financial Assets
The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, "Transfers and Servicing." Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $80.6 million and $48.9 million at June 30, 2015 and December 31, 2014, respectively, and are included in credit card and loan receivables held for sale in the Company's unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company's unaudited condensed consolidated statements of cash flows.
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
During the six months ended June 30, 2015 and 2014, the Company purchased $142.8 million  and $117.1 million, respectively, of loan receivables under these agreements.
The total outstanding balance of these loan receivables was $173.9 million and $160.6 million as of June 30, 2015 and December 31, 2014, respectively, and was included in other credit card and loan receivables in the Company's unaudited condensed consolidated balance sheets.
Portfolios Held for Sale
The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, or $32.7 million and $76.2 million as of June 30, 2015 and December 31, 2014, respectively. In June 2015, the Company sold one credit card portfolio previously classified as held for sale for cash proceeds of $26.9 million and recognized a de minimus gain.
Securitized Credit Card Receivables
The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust ("Master Trust I") and World Financial Network Credit Card Master Trust III ("Master Trust III") (collectively, the "WFN Trusts"), and World Financial Capital Credit Card Master Note Trust (the "WFC Trust"). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company's unaudited condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:
	June 30, 2015	December 31, 2014
	(In thousands)
Total credit card receivables – restricted for securitization investors	$8,315,489	$8,312,291
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$134,978	$145,768

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net charge-offs of securitized principal	$97,616	$79,947	$196,455	$165,661

5. INVENTORIES
Inventories of $192.0 million and $220.5 million at June 30, 2015 and December 31, 2014, respectively, consist of finished goods primarily to be utilized as rewards in the Company's loyalty programs and are included in other current assets in the Company's unaudited condensed consolidated balance sheets.
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
6. OTHER INVESTMENTS
Other investments consist of restricted cash, marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the Company's unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:
	June 30, 2015				December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$26,851	$—	$—	$26,851	$22,611	$—	$—	$22,611
Marketable securities	107,835	290	(1,995)	106,130	95,669	520	(1,322)	94,867
U.S. Treasury bonds	100,058	604	—	100,662	100,072	66	(33)	100,105
Total	$234,744	$894	$(1,995)	$233,643	$218,352	$586	$(1,355)	$217,583

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	June 30, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$41,097	$(569)	$44,892	$(1,426)	$85,989	$(1,995)
Total	$41,097	$(569)	$44,892	$(1,426)	$85,989	$(1,995)

	December 31, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$8,757	$(27)	$48,961	$(1,295)	$57,718	$(1,322)
U.S. Treasury bonds	75,043	(33)	—	—	75,043	(33)
Total	$83,800	$(60)	$48,961	$(1,295)	$132,761	$(1,355)
The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at June 30, 2015 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$31,685	$31,620
Due after one year through five years	75,046	75,621
Due after five years through ten years	5,105	5,201
Due after ten years	96,057	94,350
Total	$207,893	$206,792
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2015, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2015 and 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
7. REDEMPTION SETTLEMENT ASSETS
Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:
	June 30, 2015				December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$258,809	$—	$—	$258,809	$237,127	$—	$—	$237,127
Mutual funds	20,006	—	(513)	19,493	—	—	—	—
Corporate bonds	211,254	2,423	—	213,677	280,053	3,160	—	283,213
Total	$490,069	$2,423	$(513)	$491,979	$517,180	$3,160	$—	$520,340
The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	June 30, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mutual funds	$19,493	$(513)	$—	$—	$19,493	$(513)
Total	$19,493	$(513)	$—	$—	$19,493	$(513)
There were no investments that were in an unrealized loss position at December 31, 2014.
The amortized cost and estimated fair value of the securities at June 30, 2015 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$157,311	$157,872
Due after one year through five years	73,949	75,298
Total	$231,260	$233,170
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2015, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2015 and 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
8. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consist of the following:
	June 30, 2015
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,196,775	$(275,854)	$920,921	4-12 years—straight line
Premium on purchased credit card portfolios	251,447	(99,423)	152,024	3-10 years—straight line, accelerated
Customer database	210,300	(144,644)	65,656	3-10 years—straight line
Collector database	56,032	(52,625)	3,407	30 years—15% declining balance
Publisher networks	140,200	(15,450)	124,750	5-7 years – straight line
Tradenames	85,015	(36,626)	48,389	2-15 years—straight line
Purchased data lists	12,150	(6,479)	5,671	1-5 years—straight line, accelerated
Favorable lease	6,891	(1,320)	5,571	3-10 years—straight line
Noncompete agreements	1,300	(1,083)	217	3 years—straight line
	$1,960,110	$(633,504)	$1,326,606
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,972,460	$(633,504)	$1,338,956

	December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,328,056	$(295,263)	$1,032,793	4-12 years—straight line
Premium on purchased credit card portfolios	289,173	(114,923)	174,250	3-10 years—straight line, accelerated
Customer database	210,300	(126,157)	84,143	3-10 years—straight line
Collector database	60,238	(56,239)	3,999	30 years—15% declining balance
Publisher networks	140,200	(1,662)	138,538	5-7 years – straight line
Tradenames	86,934	(29,408)	57,526	2-15 years—straight line
Purchased data lists	12,335	(6,497)	5,838	1-5 years—straight line, accelerated
Favorable lease	6,891	(767)	6,124	3-10 years—straight line
Noncompete agreements	1,300	(867)	433	3 years—straight line
	$2,135,427	$(631,783)	$1,503,644
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$2,147,777	$(631,783)	$1,515,994
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:
For the Years Ending December 31,
(In thousands)
2015 (excluding the six months ended June 30, 2015)	$159,430
2016	300,259
2017	260,017
2018	199,892
2019	162,823
2020 & thereafter	244,185

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows:
	LoyaltyOne	Epsilon	Card Services	Corporate/Other	Total
	(In thousands)
December 31, 2014	$713,457	$2,890,295	$261,732	$—	$3,865,484
Effects of foreign currency translation	(53,847)	52	—	—	(53,795)
June 30, 2015	$659,610	$2,890,347	$261,732	$—	$3,811,689
9. DEBT
Debt consists of the following:
Description	June 30, 2015	December 31, 2014	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2013 credit facility	$714,000	$—	July 2018 and December 2019	(1)
2013 term loan	2,570,000	2,603,125	July 2018 and December 2019	(1)
BrandLoyalty credit facility	68,135	108,789	December 2015	(2)
Senior notes due 2017	397,759	397,332	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Senior notes due 2022	600,000	600,000	August 2022	5.375%
Total long-term and other debt	4,849,894	4,209,246
Less: current portion	200,635	208,164
Long-term portion	$4,649,259	$4,001,082

Deposits:
Certificates of deposit	$3,373,167	$3,934,906	Various – July 2015 – November 2021	0.25% to 2.80%
Money market deposits	1,205,161	838,635	On demand	(3)
Total deposits	4,578,328	4,773,541
Less: current portion	2,542,668	2,645,995
Long-term portion	$2,035,660	$2,127,546

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$2,983,166	$3,376,916	Various - September 2015 – June 2019	0.61% to 4.55%
Floating rate asset-backed term note securities	810,000	450,000	February 2016 and April 2018	(4)
Conduit asset-backed securities	1,430,000	1,365,000	Various - May 2016 – May 2017	(5)
Total non-recourse borrowings of consolidated securitization entities	5,223,166	5,191,916
Less: current portion	1,650,000	1,058,750
Long-term portion	$3,573,166	$4,133,166

(1)	The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At June 30, 2015, the weighted average interest rate was 2.23% and 2.19% for the 2013 Credit Facility and 2013 Term Loan, respectively.
(2)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At June 30, 2015, the weighted average interest rate was 2.02%.
(3)	The interest rates are based on the Federal Funds rate. At June 30, 2015, the interest rates ranged from 0.01% to 0.43%.
(4)	The interest rates are based upon LIBOR plus an applicable margin. At June 30, 2015, the interest rates ranged from 0.57% to 0.67%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At June 30, 2015, the interest rates ranged from 1.08% to 1.73%.
At June 30, 2015, the Company was in compliance with its debt covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Long-term and other debt
ADSC, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, are party to a credit agreement that provides for $2.65 billion in term loans (the "2013 Term Loan") with certain principal repayments and a $1.3 billion revolving line of credit (the "2013 Credit Facility" and together with the 2013 Term Loan, the "2013 Credit Agreement"). Total availability under the 2013 Credit Facility at June 30, 2015 was $586.0 million.
On March 3, 2015, Conversant LLC and Commission Junction, Inc. were added as guarantors for the 2013 Credit Agreement as well as the Senior Notes due 2017, Senior Notes due 2020 and Senior Notes due 2022.
Non-Recourse Borrowings of Consolidated Securitization Entities
Asset-Backed Term Notes
In April 2015, Master Trust I issued $500.0 million of asset-backed term securities, $140.0 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements. These securities mature in April 2018 and have a variable interest rate equal to LIBOR plus a margin of 0.48%.
In June 2015, $450.0 million of Series 2010-A asset backed term notes, $56.2 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements, matured and were repaid.
Conduit Facilities
The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.
In April 2015, Master Trust I amended its 2009-VFN conduit facility, extending the maturity to March 31, 2017.
In May 2015, Master Trust III renewed its 2009-VFC conduit facility, increasing the capacity from $440.0 million to $900.0 million and extending the maturity to May 1, 2017.
As of June 30, 2015, total capacity under the conduit facilities was $2.1 billion, of which $1.4 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the Company's unaudited condensed consolidated balance sheets.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The Company enters into foreign currency derivatives to reduce the volatility of the Company's cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, certain of which are designated as cash flow hedges.
The following tables present the fair values of the derivative instruments included within the Company's unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:
	June 30, 2015
	Balance Sheet Location	Notional Amount	Maturity	Fair Value
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	Other current assets	$5,456	July 2015 to September 2015	$87
Foreign currency exchange hedges	Other current liabilities	$55,630	July 2015 to March 2016	$1,755

Not designated as hedging instruments:
Foreign currency exchange hedges	Other current liabilities	$6,162	September 2015 to January 2016	$105
Interest rate derivatives	Other current liabilities	$47,959	December 2015	$120

	December 31, 2014
	Balance Sheet Location	Notional Amount	Maturity	Fair Value
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	Other current assets	$50,908	January 2015 to September 2015	$3,528

Not designated as hedging instruments:
Foreign currency exchange hedges	Other current assets	$3,125	January 2015 to March 2015	$343
Foreign currency exchange forward contract	Other current liabilities	$236,578	January 2015	$16,990
Interest rate derivatives	Other current liabilities	$79,429	December 2015 to August 2016	$330

Losses of $0.5 million and $2.9 million, net of tax, were recognized in other comprehensive income (loss) for the three and six months ended June 30, 2015, respectively. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the three and six months ended June 30, 2015, losses of $1.6 million and $1.0 million, respectively, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations) and a de minimus amount of ineffectiveness was recorded. At June 30, 2015, a de minimus amount of losses is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following tables summarize activity related to and identify the location of the Company's outstanding derivatives not designated as hedging instruments for the three and six months ended June 30, 2015 and 2014 recognized in the Company's unaudited condensed consolidated statements of income:
	2015		2014
For the three months ended June 30,	Income Statement Location	Gain on Derivative Instruments	Income Statement Location	Gain on Derivative Instruments
	(In thousands)
Interest rate derivatives	Interest expense on long-term and other debt, net	$65	Interest expense on long-term and other debt, net	$33
Foreign currency exchange hedges	Cost of operations	$103	Cost of operations	$—

	2015		2014
For the six months ended June 30,	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain on Derivative Instruments
	(In thousands)
Interest rate derivatives	Interest expense on long-term and other debt, net	$92	Interest expense on long-term and other debt, net	$114
Foreign currency exchange forward contract	General and administrative	$(13,724)	General and administrative	$—
Foreign currency exchange hedges	Cost of operations	$422	Cost of operations	$—

Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the unaudited condensed consolidated statements of cash flows for all periods presented.
The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2015, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.
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
A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:
	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2014	$332,368	$680,809	$1,013,177
Cash proceeds	102,368	190,807	293,175
Revenue recognized	(95,180)	(225,157)	(320,337)
Other	—	(32)	(32)
Effects of foreign currency translation	(23,299)	(47,097)	(70,396)
June 30, 2015	$316,257	$599,330	$915,587
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$156,222	$599,330	$755,552
Non-current liabilities	$160,035	$—	$160,035

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
12. COMMITMENTS AND CONTINGENCIES
Litigation and Regulatory Matters
The Federal Deposit Insurance Corporation ("FDIC") has notified Comenity Bank and Comenity Capital Bank (collectively, the "Banks") that it plans to pursue an enforcement action against them with respect to practices associated with certain of their credit card add-on products. Before the FDIC's review began, the Banks made changes to these add-on products, and they believe their current business practices substantially address the FDIC's concerns. An enforcement action could include civil monetary penalties, damages in the form of restitution and additional business practice changes. The Company continues to work cooperatively with the FDIC but is not able to make an estimate of loss with respect to this matter at this time.
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
As of June 30, 2015, the remaining interests are not redeemable, but are probable to be redeemed. As such, the Company adjusted the carrying amount of the redeemable non-controlling interest to the estimated redemption value assuming the interests were redeemable as of June 30, 2015. The estimated redemption values are based on a formula as prescribed in the BrandLoyalty share purchase agreement.
A reconciliation of the changes in the redeemable non-controlling interest is as follows:
Redeemable Non- Controlling Interest
(In thousands)
Balance at January 2, 2014	$341,907
Net income attributable to non-controlling interest	9,847
Other comprehensive income attributable to non-controlling interest	1,988
Adjustment to redemption value	14,775
Foreign currency translation adjustments	(39,654)
Reclassification to accrued expenses	(93,297)
Balance at December 31, 2014	235,566
Net income attributable to non-controlling interest	975
Other comprehensive income attributable to non-controlling interest	22
Adjustment to redemption value	15,194
Foreign currency translation adjustments	(18,102)
Balance at June 30, 2015	$233,655
14. STOCKHOLDERS' EQUITY
Stock Repurchase Program
On January 1, 2015, the Company's Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of the Company's outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, the Company's Board of Directors authorized an increase to the stock repurchase program approved on January 1, 2015 to acquire an additional $400.0 million of the Company's outstanding common stock through December 31, 2015, for a total authorization of $1.0 billion. The stock repurchase program is subject to any restrictions pursuant to the terms of the Company's credit agreements, indentures, applicable securities laws or otherwise.
For the six months ended June 30, 2015, the Company acquired a total of 2,454,407 shares of its common stock for $698.7 million, of which $22.0 million had not settled as of June 30, 2015. As of June 30, 2015, the Company had $301.3 million available under the stock repurchase program.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Stock Compensation Expense
Total stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of operations	$17,736	$11,230	$39,838	$22,212
General and administrative	6,306	4,643	11,692	9,285
Total	$24,042	$15,873	$51,530	$31,497
During the six months ended June 30, 2015, the Company awarded 222,605 performance-based restricted stock units with a weighted average grant date fair value per share of $284.23 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company's earnings before taxes for the period from January 1, 2015 to December 31, 2015 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 17, 2016, an additional 33% of the award on February 17, 2017 and the final 34% of the award on February 17, 2018, provided that the participant is employed by the Company on each such vesting date.
During the six months ended June 30, 2015, the Company awarded 67,257 service-based restricted stock units with a weighted average grant date fair value per share of $286.17 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:
Three Months Ended June 30, 2015	Net Unrealized Gains on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at March 31, 2015	$3,571	$(53)	$(143,071)	$(139,553)
Changes in other comprehensive income (loss) before reclassifications	(2,371)	(2,033)	18,056	13,652
Amounts reclassified from other comprehensive income (loss)	—	1,555	—	1,555
Changes in other comprehensive income (loss)	(2,371)	(478)	18,056	15,207
Balance as of June 30, 2015	$1,200	$(531)	$(125,015)	$(124,346)

Three Months Ended June 30, 2014	Net Unrealized Gains on Securities	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of March 31, 2014	$4,674	$—	$(13,083)	$(8,409)
Changes in other comprehensive income (loss)	71	—	(5,857)	(5,786)
Balance as of June 30, 2014	$4,745	$—	$(18,940)	$(14,195)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Six Months Ended June 30, 2015	Net Unrealized Gains on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2014	$2,654	$2,350	$(80,457)	$(75,453)
Changes in other comprehensive income (loss) before reclassifications	(1,454)	(3,886)	(44,558)	(49,898)
Amounts reclassified from other comprehensive income (loss)	—	1,005	—	1,005
Changes in other comprehensive income (loss)	(1,454)	(2,881)	(44,558)	(48,893)
Balance as of June 30, 2015	$1,200	$(531)	$(125,015)	$(124,346)

Six Months Ended June 30, 2014	Net Unrealized Gains on Securities	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2013	$4,189	$—	$(22,416)	$(18,227)
Changes in other comprehensive income (loss)	556	—	3,476	4,032
Balance as of June 30, 2014	$4,745	$—	$(18,940)	$(14,195)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.
There were no reclassifications out of accumulated other comprehensive income (loss) into net income for the three and six months ended June 30, 2014.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Fair Value of Financial Instruments — The estimated fair values of the Company's financial instruments as of the specified date are as follows:
	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$822,314	$822,314	$1,077,152	$1,077,152
Trade receivables, net	563,533	563,533	743,294	743,294
Credit card and loan receivables, net	10,663,281	10,663,281	10,673,709	10,673,709
Credit card and loan receivables held for sale	113,314	113,314	125,060	125,060
Redemption settlement assets, restricted	491,979	491,979	520,340	520,340
Cash collateral, restricted	6,341	6,341	22,511	22,511
Derivative instruments	87	87	3,871	3,871
Other investments	233,643	233,643	217,583	217,583
Financial liabilities
Accounts payable	387,078	387,078	455,656	455,656
Derivative instruments	1,980	1,980	17,290	17,290
Deposits	4,578,328	4,621,965	4,773,541	4,801,464
Non-recourse borrowings of consolidated securitization entities	5,223,166	5,239,687	5,191,916	5,225,359
Long-term and other debt	4,849,894	4,877,134	4,209,246	4,227,414
Contingent consideration	—	—	326,023	326,023
Fair Value of Assets and Liabilities Held at June 30, 2015 and December 31, 2014
The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:
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
Contingent consideration — The contingent consideration was recorded at fair value. The fair value at inception was determined using a Monte Carlo simulation valuation technique, which is based on certain key assumptions, including the estimated 2014 earnings and net debt of BrandLoyalty, each as defined in the BrandLoyalty share purchase agreement, earnings volatility, and discount rate. As of December 31, 2014, the fair value was determined based on the provisions in the BrandLoyalty share purchase agreement, which included a defined multiple, 2014 BrandLoyalty EBITDA and net debt. This liability was settled in the first quarter of 2015.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014:
		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$213,677	$—	$213,677	$—
Mutual funds (1)	19,493	19,493	—	—
Cash collateral, restricted	6,341	1,500	—	4,841
Other investments (2)	233,643	132,590	101,053	—
Derivative instruments (3)	87	—	87	—
Total assets measured at fair value	$473,241	$153,583	$314,817	$4,841

Derivative instruments (3)	$1,980	$—	$1,980	$—
Total liabilities measured at fair value	$1,980	$—	$1,980	$—

		Fair Value Measurements at December 31, 2014 Using
	Balance at December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$283,213	$—	$283,213	$—
Cash collateral, restricted	22,511	—	—	22,511
Other investments (2)	217,583	127,764	89,819	—
Derivative instruments (3)	3,871	—	3,871	—
Total assets measured at fair value	$527,178	$127,764	$376,903	$22,511

Derivative instruments (3)	$17,290	$—	$17,290	$—
Contingent consideration	326,023	—	—	326,023
Total liabilities measured at fair value	$343,313	$—	$17,290	$326,023

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets and other assets in the unaudited condensed consolidated balance sheets.
(3)	Derivative instruments are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table summarizes the changes in fair value of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825:
	Cash Collateral, Restricted
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$22,690	$34,425	$22,511	$34,124
Total gains (realized or unrealized):	—	—	—	—
Included in earnings	151	285	330	586
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(18,000)	—	(18,000)	—
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$4,841	$34,710	$4,841	$34,710

Gains for the period included in earnings related to assets still held at end of period	$15	$285	$55	$586
Spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the term of 16 months. The unobservable input used to calculate the fair value was the discount rate of 3.4%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value.
For the three and six months ended June 30, 2015 and 2014, gains included in earnings attributable to cash collateral, restricted are included in securitization funding costs in the Company's unaudited condensed consolidated statements of income.
	Contingent Consideration
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$—	$250,508	$326,023	$—
Total gains or losses (realized or unrealized):
Included in earnings	—	—	—	—
Purchases	—	—	547	248,702
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	(305,528)	—
Foreign currency transaction adjustments	—	(1,441)	(21,042)	365
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$—	$249,067	$—	$249,067

Gains (losses) for the period included in earnings related to liability still held at end of period	$—	$1,441	$—	$(365)
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
There were no transfers between Level 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2015 and 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Financial Instruments Disclosed but Not Carried at Fair Value
The following tables provide assets and liabilities disclosed but not carried at fair value as of June 30, 2015 and December 31, 2014:
	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$822,314	$822,314	$—	$—
Credit card and loan receivables, net	10,663,281	—	—	10,663,281
Credit card and loan receivables held for sale	113,314	—	—	113,314
Total	$11,598,909	$822,314	$—	$10,776,595

Financial liabilities
Deposits	$4,621,965	$—	$4,621,965	$—
Non-recourse borrowings of consolidated securitization entities	5,239,687	—	5,239,687	—
Long-term and other debt	4,877,134	—	4,877,134	—
Total	$14,738,786	$—	$14,738,786	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$1,077,152	$1,077,152	$—	$—
Credit card and loan receivables, net	10,673,709	—	—	10,673,709
Credit card and loan receivables held for sale	125,060	—	—	125,060
Total	$11,875,921	$1,077,152	$—	$10,798,769

Financial liabilities
Deposits	$4,801,464	$—	$4,801,464	$—
Non-recourse borrowings of consolidated securitization entities	5,225,359	—	5,225,359	—
Long-term and other debt	4,227,414	—	4,227,414	—
Total	$14,254,237	$—	$14,254,237	$—
17. INCOME TAXES
For the three and six months ended June 30, 2015, the Company utilized an effective tax rate of 36.6% and 34.7%, respectively, to calculate its provision for income taxes. For each of the three and six months ended June 30, 2014, the Company utilized an effective tax rate of 36.6%. The effective tax rate for six months ended June 30, 2015 reflects a favorable state ruling and a lapse in an applicable statute of limitations. In accordance with ASC 740‑270, "Income Taxes — Interim Reporting," the Company's expected annual effective tax rate for calendar year 2015 based on all known variables is approximately 35.7%.
18. SEGMENT INFORMATION
Operating segments are defined by ASC 280, "Segment Reporting," as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products.

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
Three Months Ended June 30, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$301,660	$495,172	$710,398	$41	$(6,653)	$1,500,618

Income (loss) before income taxes	42,343	19,778	229,965	(87,078)	—	205,008
Interest expense, net	580	(13)	36,195	43,953	—	80,715
Operating income (loss)	42,923	19,765	266,160	(43,125)	—	285,723
Depreciation and amortization	20,538	81,667	17,646	2,255	—	122,106
Stock compensation expense	2,794	11,121	3,820	6,307	—	24,042
Adjusted EBITDA (1)	66,255	112,553	287,626	(34,563)	—	431,871
Less: securitization funding costs	—	—	24,553	—	—	24,553
Less: interest expense on deposits	—	—	11,642	—	—	11,642
Less: adjusted EBITDA attributable to non-controlling interest	3,163	—	—	—	—	3,163
Adjusted EBITDA, net (1)	$63,092	$112,553	$251,431	$(34,563)	$—	$392,513

Three Months Ended June 30, 2014	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$355,583	$357,088	$557,258	$187	$(4,958)	$1,265,158

Income (loss) before income taxes	60,056	25,598	194,891	(60,937)	—	219,608
Interest expense, net	2,082	(6)	29,785	31,071	—	62,932
Operating income (loss)	62,138	25,592	224,676	(29,866)	—	282,540
Depreciation and amortization	22,723	36,838	12,981	1,753	—	74,295
Stock compensation expense	2,705	5,262	3,263	4,643	—	15,873
Adjusted EBITDA (1)	87,566	67,692	240,920	(23,470)	—	372,708
Less: Securitization funding costs	—	—	22,300	—	—	22,300
Less: Interest expense on deposits	—	—	8,228	—	—	8,228
Less: Adjusted EBITDA attributable to non-controlling interest	10,214	—	—	—	—	10,214
Adjusted EBITDA, net (1)	$77,352	$67,692	$210,392	$(23,470)	$—	$331,966

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Six Months Ended June 30, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$689,612	$1,000,073	$1,425,116	$142	$(13,168)	$3,101,775

Income (loss) before income taxes	96,133	26,818	489,706	(161,112)	—	451,545
Interest expense, net	1,285	(16)	71,746	85,707	—	158,722
Operating income (loss)	97,418	26,802	561,452	(75,405)	—	610,267
Depreciation and amortization	40,471	162,849	35,970	4,444	—	243,734
Stock compensation expense	5,786	26,539	7,512	11,693	—	51,530
Adjusted EBITDA (1)	143,675	216,190	604,934	(59,268)	—	905,531
Less: Securitization funding costs	—	—	48,366	—	—	48,366
Less: Interest expense on deposits	—	—	23,380	—	—	23,380
Less: Adjusted EBITDA attributable to non-controlling interest	10,945	—	—	—	—	10,945
Adjusted EBITDA, net (1)	$132,730	$216,190	$533,188	$(59,268)	$—	$822,840

Six Months Ended June 30, 2014	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$684,553	$704,557	$1,119,054	$228	$(10,334)	$2,498,058

Income (loss) before income taxes	104,432	38,745	423,246	(132,770)	—	433,653
Interest expense, net	3,644	(19)	60,191	66,863	—	130,679
Operating income (loss)	108,076	38,726	483,437	(65,907)	—	564,332
Depreciation and amortization	44,972	73,915	25,674	3,807	—	148,368
Stock compensation expense	5,489	10,253	6,470	9,285	—	31,497
Adjusted EBITDA (1)	158,537	122,894	515,581	(52,815)	—	744,197
Less: Securitization funding costs	—	—	45,211	—	—	45,211
Less: Interest expense on deposits	—	—	16,462	—	—	16,462
Less: Adjusted EBITDA attributable to non-controlling interest	16,003	—	—	—	—	16,003
Adjusted EBITDA, net (1)	$142,534	$122,894	$453,908	$(52,815)	$—	$666,521

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

19. NON-CASH FINANCING AND INVESTING ACTIVITIES
In June 2015, the Company purchased 75,000 treasury shares under the Company's stock repurchase program for an aggregate amount of $22.0 million that had not settled as of June 30, 2015 and was included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

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
2015 Highlights
For the six months ended June 30, 2015, revenue increased 24% to $3.1 billion and adjusted EBITDA, net increased 23% to $822.8 million as compared to the prior year period.
LoyaltyOne®
LoyaltyOne generates revenue primarily from our coalition loyalty program in Canada, the AIR MILES® Reward Program, and our ownership interest in BrandLoyalty Group B.V., or BrandLoyalty. Effective January 1, 2015, our ownership interest in BrandLoyalty increased from 60% to 70%.
Revenue for the LoyaltyOne segment increased 1% to $689.6 million and adjusted EBITDA, net decreased 7% to $132.7 million for the six months ended June 30, 2015, as compared to the prior year period. The strengthening of the U.S. dollar against the Euro and Canadian dollar negatively impacted revenue and adjusted EBITDA, net by approximately $115.3 million and $19.0 million, respectively. Excluding foreign currency impacts, revenue and adjusted EBITDA net, increased more than 17% and 7% respectively due to growth from both our short term and coalition loyalty programs. Our short term loyalty programs have expanded into North America, with programs running in Canada in 2015 and the potential to launch a pilot program in the United States. Within our coalition loyalty program, AIR MILES reward miles issued increased 13% due to the grocer vertical, driven by promotional activity and by the expansion of our relationship with Sobeys. AIR MILES reward miles redeemed increased 12% due to higher redemptions under our AIR MILES Cash program option. The AIR MILES Cash program option is prevalent among our grocery sponsors and is following a growth trend similar to that which we are experiencing for issuance.
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
During the six months ended June 30, 2015, LoyaltyOne announced a multi-year contract renewal with Metro Ontario Inc., a national grocery retailer in Canada, which extends our partnership in the Ontario market. In addition, we announced an expansion of our relationship with Sobeys, another Canadian grocery retailer, to begin to issue AIR MILES reward miles at Sobeys, Sobeys Urban Fresh and Foodland stores across Ontario in 2015. We also announced a multi-year renewal of our agreement with Shell Canada Products as a sponsor in the AIR MILES Reward Program. We also signed a new multi-year agreement with Shell Canada Products, as the licensor and franchisor of the JiffyLube® brand in Canada, to allow AIR MILES reward miles to be issued at the more than 150 participating JiffyLube service centers throughout Canada.
Epsilon®
Revenue increased 42% to $1.0 billion and adjusted EBITDA, net increased 76% to $216.2 million for the six months ended June 30, 2015, in each case as compared to the same period in 2014. These increases were primarily due to the acquisition of Conversant, Inc., or Conversant®, in December 2014, which added $261.0 million and $87.7 million of revenue and adjusted EBITDA, net, respectively, in the first six months of 2015. Excluding Conversant, Epsilon's revenues increased $34.6 million and adjusted EBITDA, net increased $5.6 million driven by database builds completed for new clients placed in production.
During the six months ended June 30, 2015, Epsilon announced new multi-year agreements with Nature's Way, a dietary supplement brand, to serve as the digital agency of record across a number of brands and to provide CRM marketing services, and with Turner Broadcasting System, Inc., a Time Warner company, to provide analytics and data services to support the Turner Data Cloud infrastructure.

Index
Card Services
In the first quarter of 2015, we renamed our Private Label Services and Credit segment to "Card Services," which had no impact to the reported results of the segment in the current or prior periods.
Revenue increased 27% to $1.4 billion and adjusted EBITDA, net increased 17% to $533.2 million for the six months ended June 30, 2015, in each case as compared to the same period in 2014.
For the six months ended June 30, 2015, average credit card and loan receivables increased 33% as compared to the same period in the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 35% for the six months ended June 30, 2015 due to cardholder growth, strong credit cardholder spending, recent client signings and recent credit card portfolio acquisitions.
During the six months ended June 30, 2015, Card Services announced the signing of new multi-year agreements to provide co-brand credit card services to Red Roof Inn, a hotel chain; Cornerstone, a business unit of HSN, Inc.; and Farmers Insurance, one of the largest multiline insurers in the U.S. We also announced the renewal of multi-year agreements to continue providing private label credit card services to Talbots, Inc., a women's apparel retailer' and FULLBEAUTY Brands, a fashion and lifestyle resource for plus-size women.
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
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$130,039	$139,189	$294,871	$274,936
Stock compensation expense	24,042	15,873	51,530	31,497
Provision for income taxes	74,969	80,419	156,674	158,717
Interest expense, net	80,715	62,932	158,722	130,679
Depreciation and other amortization	34,895	25,973	68,533	51,485
Amortization of purchased intangibles	87,211	48,322	175,201	96,883
Adjusted EBITDA	431,871	372,708	905,531	744,197
Less: Securitization funding costs	24,553	22,300	48,366	45,211
Less: Interest expense on deposits	11,642	8,228	23,380	16,462
Less: Adjusted EBITDA attributable to non-controlling interest	3,163	10,214	10,945	16,003
Adjusted EBITDA, net	$392,513	$331,966	$822,840	$666,521

Index
Consolidated Results of Operations
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
	Three Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Revenues	(In thousands, except percentages)
Transaction	$86,784	$80,248	8%
Redemption	218,125	268,504	(19)
Finance charges, net	683,980	538,186	27
Marketing services	465,369	339,819	37
Other revenue	46,360	38,401	21
Total revenue	1,500,618	1,265,158	19%
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	896,543	783,369	14
Provision for loan loss	155,337	96,652	61
General and administrative	40,909	28,302	45
Depreciation and other amortization	34,895	25,973	34
Amortization of purchased intangibles	87,211	48,322	80
Total operating expenses	1,214,895	982,618	24%
Operating income	285,723	282,540	1%
Interest expense
Securitization funding costs	24,553	22,300	10
Interest expense on deposits	11,642	8,228	41
Interest expense on long-term and other debt, net	44,520	32,404	37
Total interest expense, net	80,715	62,932	28
Income before income tax	$205,008	$219,608	(7)%
Provision for income taxes	74,969	80,419	(7)
Net income	$130,039	$139,189	(7)%

Key Operating Metrics:
Credit card statements generated	59,200	51,245	16%
Credit sales	$6,008,635	$4,497,642	34%
Average credit card and loan receivables	$10,866,214	$8,170,572	33%
AIR MILES reward miles issued	1,482,211	1,246,631	19%
AIR MILES reward miles redeemed	1,142,146	1,038,844	10%
Revenue. Total revenue increased $235.5 million, or 19%, to $1.5 billion for the three months ended June 30, 2015 from $1.3 billion for the three months ended June 30, 2014. The net increase was due to the following:
•	Transaction. Revenue increased $6.5 million, or 8%, to $86.8 million for the three months ended June 30, 2015 due to an increase in servicing fees charged to our credit cardholders.
•	Redemption. Revenue decreased $50.4 million, or 19%, to $218.1 million for the three months ended June 30, 2015. Revenue was negatively impacted by the decline in the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $39.1 million decrease in revenue, and the timing of short term loyalty programs in market in 2015 as compared to 2014. Many of these programs were in market in the first quarter of 2015 as compared to 2014, when they were executed in the second quarter.
•	Finance charges, net. Revenue increased $145.8 million, or 27%, to $684.0 million for the three months ended June 30, 2015. This increase was driven by a 33% increase in average credit card and loan receivables, which increased revenue $177.6 million through a combination of recent credit card portfolio acquisitions and strong cardholder spending. This increase was offset in part by a 120 basis point decline in finance charge yield, which decreased revenue by $31.8 million. Our finance charge yield has been negatively impacted by the growth of our co-brand credit card programs.
•	Marketing Services. Revenue increased $125.6 million, or 37%, to $465.4 million for the three months ended June 30, 2015. The increase in revenue was driven by the Conversant acquisition, which added $116.5 million. Additionally, revenues increased $10.2 million within our Epsilon segment due to database builds completed for new clients and placed into production.
•	Other revenue. Revenue increased $8.0 million, or 21%, to $46.4 million for the three months ended June 30, 2015 due to the Conversant acquisition.

Index
Cost of operations. Cost of operations increased $113.2 million, or 14%, to $896.5 million for the three months ended June 30, 2015 as compared to $783.4 million for the three months ended June 30, 2014. The net increase resulted from the following:
•	Within the LoyaltyOne segment, cost of operations decreased $32.5 million due to a $25.3 million decrease in cost of redemptions associated with the decrease in redemption revenue as discussed above and a $6.1 million decrease in payroll and benefits expense and the realization of efficiency initiatives.
•	Within the Epsilon segment, cost of operations increased $99.1 million due to the Conversant acquisition, which added $88.1 million. Excluding Conversant, cost of operations increased $11.0 million due to an increase of $9.4 million in direct expenses associated with the increase in revenue.
•	Within the Card Services segment, cost of operations increased by $48.3 million as operating costs increased $36.7 million due to increased credit card processing expenses resulting from higher volumes, and increased marketing expenses to support the growth in credit sales. Additionally, payroll and benefit expenses increased $11.6 million due to an increase in the number of associates.
Provision for loan loss. Provision for loan loss increased $58.7 million, or 61%, to $155.3 million for the three months ended June 30, 2015 as compared to $96.7 million for the three months ended June 30, 2014. The increase in the provision was driven by growth in our average credit card and loan receivables, which increased by 33%, and a slight increase in the principal loss rate.
General and administrative. General and administrative expenses increased $12.6 million, or 45%, to $40.9 million for the three months ended June 30, 2015 as compared to $28.3 million for the three months ended June 30, 2014 due to higher discretionary benefit expenses.
Depreciation and other amortization. Depreciation and other amortization increased $8.9 million, or 34%, to $34.9 million for the three months ended June 30, 2015, as compared to $26.0 million for the three months ended June 30, 2014, due to additional assets placed into service resulting from both the Conversant acquisition and recent capital expenditures.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $38.9 million, or 80%, to $87.2 million for the three months ended June 30, 2015 as compared to $48.3 million for the three months ended June 30, 2014. The increase relates to $41.9 million of additional amortization associated with the intangible assets from the Conversant acquisition.
Interest expense, net. Total interest expense, net increased $17.8 million, or 28%, to $80.7 million for the three months ended June 30, 2015 as compared to $62.9 million for the three months ended June 30, 2014. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $2.3 million as higher average borrowings were offset in part by lower average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $3.4 million due to an increase in average borrowings, offset in part by lower average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $12.1 million. Interest expense increased as a result of $16.4 million in interest expense associated with both the $1.4 billion incremental term loan borrowed in December 2014 and the $600.0 million Senior Notes due 2022 issued in July 2014. These increases were offset in part by a decrease in interest expense of $6.0 million associated with the convertible senior notes that were repaid at maturity in May 2014.
Taxes. Income tax expense decreased $5.5 million to $75.0 million for the three months ended June 30, 2015 from $80.4 million for the three months ended June 30, 2014 due to a decrease in taxable income.

Index
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
	Six Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Revenues	(In thousands, except percentages)
Transaction	$180,069	$164,228	10%
Redemption	526,270	512,194	3
Finance charges, net	1,363,442	1,074,447	27
Marketing services	936,565	668,288	40
Other revenue	95,429	78,901	21
Total revenue	3,101,775	2,498,058	24%
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,886,406	1,555,795	21
Provision for loan loss	290,266	167,234	74
General and administrative	71,102	62,329	14
Depreciation and other amortization	68,533	51,485	33
Amortization of purchased intangibles	175,201	96,883	81
Total operating expenses	2,491,508	1,933,726	29%
Operating income	610,267	564,332	8%
Interest expense
Securitization funding costs	48,366	45,211	7
Interest expense on deposits	23,380	16,462	42
Interest expense on long-term and other debt, net	86,976	69,006	26
Total interest expense, net	158,722	130,679	21
Income before income tax	451,545	433,653	4%
Provision for income taxes	156,674	158,717	(1)
Net income	$294,871	$274,936	7%

Key Operating Metrics:
Credit card statements generated	117,895	102,129	15%
Credit sales	$10,968,457	$8,111,813	35%
Average credit card and loan receivables	$10,771,751	$8,096,612	33%
AIR MILES reward miles issued	2,711,072	2,393,558	13%
AIR MILES reward miles redeemed	2,354,780	2,095,078	12%
Revenue. Total revenue increased $603.7 million, or 24%, to $3.1 billion for the six months ended June 30, 2015 from $2.5 billion for the six months ended June 30, 2014. The increase was due to the following:
•	Transaction. Revenue increased $15.8 million, or 10%, to $180.1 million for the six months ended June 30, 2015 due to an increase in servicing fees charged to our credit cardholders.
•	Redemption. Revenue increased $14.1 million, or 3%, to $526.3 million for the six months ended June 30, 2015. Despite the impact of foreign currency exchange rates, which negatively impacted revenue by $94.9 million, revenue increased due to a higher number of short-term loyalty programs in the market for the six months ended June 30, 2015 as compared to the prior year period, and a 12% increase in AIR MILES reward miles redeemed resulting in higher redemption revenue in our coalition loyalty program.
•	Finance charges, net. Revenue increased $289.0 million, or 27%, to $1.4 billion for the six months ended June 30, 2015 due to a 33% increase in average credit card and loan receivables, which increased revenue $355.0 million. This increase was offset in part by a 120 basis point decline in finance charge yield, which decreased revenue by $66.0 million. Our finance charge yield has been negatively impacted by the growth in our co-brand credit card programs.
•	Marketing services. Revenue increased $268.3 million, or 40%, to $936.6 million for the six months ended June 30, 2015. The Conversant acquisition added $244.4 million in revenue. Additionally, revenue increased $28.5 million within our Epsilon segment due to database builds completed for new clients and placed into production.
•	Other revenue. Revenue increased $16.5 million, or 21%, to $95.4 million for the six months ended June 30, 2015 due to the Conversant acquisition.

Index
Cost of operations. Cost of operations increased $330.6 million, or 21%, to $1.9 billion for the six months ended June 30, 2015 as compared to $1.6 billion for the six months ended June 30, 2014. The increase resulted from growth across each of our segments, including the following:
•	Within the LoyaltyOne segment, cost of operations increased $20.2 million due to an increase in the cost of redemptions associated with the increase in redemption revenue as discussed above.
•	Within the Epsilon segment, cost of operations increased $218.5 million due primarily to the Conversant acquisition, which added $188.8 million. The remaining increase is due to an increase in payroll and benefits expense of $10.9 million associated with an increase in the number of associates to support growth, including the onboarding of new clients, and an increase of $18.7 million in direct processing expenses associated with the increase in revenue.
•	Within the Card Services segment, cost of operations increased by $94.7 million. Payroll and benefits expense increased $22.3 million due to an increase in the number of associates to support growth, and marketing expenses increased $8.8 million to support the growth in credit sales. Other operating expenses increased $63.6 million due to higher credit card processing costs associated with the increase in the number of statements generated and higher data processing expenses.
Provision for loan loss. Provision for loan loss increased $123.0 million, or 74%, to $290.3 million for the six months ended June 30, 2015 as compared to $167.2 million for the six months ended June 30, 2014. The increase in the provision was driven by accelerating growth in our average credit card and loan receivables, which increased 33%, and the turnover of credit card receivables acquired in 2014.
General and administrative. General and administrative expenses increased $8.8 million, or 14%, to $71.1 million for the six months ended June 30, 2015 as compared to $62.3 million for the six months ended June 30, 2014, due to an increase in discretionary benefits, offset in part by net foreign currency exchange gains related to the February 2015 settlement of the contingent liability associated with the BrandLoyalty acquisition.
Depreciation and other amortization. Depreciation and other amortization increased $17.0 million, or 33%, to $68.5 million for the six months ended June 30, 2015 as compared to $51.5 million for the six months ended June 30, 2014, due to additional assets placed in service resulting from both the Conversant acquisition and recent capital expenditures.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $78.3 million, or 81%, to $175.2 million for the six months ended June 30, 2015 as compared to $96.9 million for the six months ended June 30, 2014. The increase relates to $83.8 million of additional amortization associated with the intangible assets from the Conversant acquisition.
Interest expense, net. Total interest expense, net increased $28.0 million, or 21%, to $158.7 million for the six months ended June 30, 2015 as compared to $130.7 million for the six months ended June 30, 2014. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $3.2 million, as higher average borrowings were offset in part by lower average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $6.9 million due to an increase in average borrowings, offset in part by lower average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $18.0 million as a result of $32.8 million in interest expense associated with both the $1.4 billion incremental term loan borrowed in December 2014 and the $600.0 million Senior Notes due 2022 issued in July 2014. These increases were offset by a decrease in interest expense of $17.5 million associated with the convertible senior notes that were repaid at maturity in May 2014.
Taxes. Income tax expense decreased $2.0 million to $156.7 million for the six months ended June 30, 2015 from $158.7 million for the six months ended June 30, 2014 due to a decline in the effective tax rate. The effective tax rate for the six months ended June 30, 2015 improved to 34.7% as compared to 36.6% for the six months ended June 30, 2014, primarily due to a favorable state tax ruling and a lapse in an applicable statute of limitations.  This decrease in effective tax rate was offset in part by an increase in taxable income.

Index
Segment Revenue and Adjusted EBITDA, net
	Three Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Revenue:	(In thousands, except percentages)
LoyaltyOne	$301,660	$355,583	(15)%
Epsilon	495,172	357,088	39
Card Services	710,398	557,258	27
Corporate/Other	41	187	nm
Eliminations	(6,653)	(4,958)	nm
Total	$1,500,618	$1,265,158	19%
Adjusted EBITDA, net (1):
LoyaltyOne	$63,092	$77,352	(18)%
Epsilon	112,553	67,692	66
Card Services	251,431	210,392	20
Corporate/Other	(34,563)	(23,470)	47
Eliminations	—	—	nm
Total	$392,513	$331,966	18%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
nm – not meaningful.
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Revenue. Total revenue increased $235.5 million, or 19%, to $1.5 billion for the three months ended June 30, 2015 from $1.3 billion for the three months ended June 30, 2014. The net increase was due to the following:
•	LoyaltyOne. Revenue decreased $53.9 million, or 15%, to $301.7 million for the three months ended June 30, 2015. Revenue was negatively impacted by the decline in the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $49.8 million decrease in revenue, and the timing of short term loyalty programs in market in 2015 as compared to 2014. Many of these programs were in market in the first quarter of 2015 as compared to 2014, when they were executed in the second quarter.
•	Epsilon. Revenue increased $138.1 million, or 39%, to $495.2 million for the three months ended June 30, 2015 due primarily to the Conversant acquisition, which added $124.3 million. Revenue also increased due to the completion of database builds for new clients placed in production.
•	Card Services. Revenue increased $153.1 million, or 27%, to $710.4 million for the three months ended June 30, 2015. Finance charges, net increased by $145.8 million, driven by a 33% increase in average credit card and loan receivables, which was a result of recent portfolio acquisitions and strong cardholder spending. Other servicing fees charged to our credit cardholders increased $7.6 million due to higher volumes.

Index
Adjusted EBITDA, net. Adjusted EBITDA, net increased $60.5 million, or 18%, to $392.5 million for the three months ended June 30, 2015 from $332.0 million for the three months ended June 30, 2014. The net increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net decreased $14.3 million, or 18%, to $63.1 million for the three months ended June 30, 2015. Adjusted EBITDA, net was negatively impacted by the decline in the Euro and Canadian dollar relative to the U.S. dollar, which resulted in an $8.8 million decrease in adjusted EBITDA, net as well as the timing of short term loyalty programs in market.
•	Epsilon. Adjusted EBITDA, net increased $44.9 million, or 66%, to $112.6 million for the three months ended June 30, 2015. Adjusted EBITDA, net was positively impacted by the acquisition of Conversant, which contributed $41.8 million and new database builds placed into production.
•	Card Services. Adjusted EBITDA, net increased $41.0 million, or 20%, to $251.4 million for the three months ended June 30, 2015. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from the increase in credit card and loan receivables and a slight increase in the net loss rate.
•	Corporate/Other. Adjusted EBITDA, net decreased $11.1 million to a loss of $34.6 million for the three months ended June 30, 2015 due to higher payroll and benefits expense.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
	Six Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Revenue:	(In thousands, except percentages)
LoyaltyOne	$689,612	$684,553	1%
Epsilon	1,000,073	704,557	42
Card Services	1,425,116	1,119,054	27
Corporate/Other	142	228	nm
Eliminations	(13,168)	(10,334)	nm
Total	$3,101,775	$2,498,058	24%
Adjusted EBITDA, net (1):
LoyaltyOne	$132,730	$142,534	(7)%
Epsilon	216,190	122,894	76
Card Services	533,188	453,908	17
Corporate/Other	(59,268)	(52,815)	12
Eliminations	—	—	nm
Total	$822,840	$666,521	23%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
nm – not meaningful.
Revenue. Total revenue increased $603.7 million, or 24%, to $3.1 billion for the six months ended June 30, 2015 from $2.5 billion for the six months ended June 30, 2014. The increase was due to the following:
•	LoyaltyOne. Revenue increased $5.1 million, or 1%, to $689.6 million for the six months ended June 30, 2015. Revenue was negatively impacted by the decline in the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $115.3 million decrease in revenue, offset in part by a greater number of programs in market in the six months ended June 30, 2015 as compared to the prior year period, and a 12% increase in the number of AIR MILES reward miles redeemed.
•	Epsilon. Revenue increased $295.5 million, or 42%, to $1.0 billion for the six months ended June 30, 2015. The Conversant acquisition added $261.0 million. Excluding the Conversant acquisition, Epsilon's revenue increased $34.6 million as a result of the completion of database builds for new clients that were placed in production.
•	Card Services. Revenue increased $306.0 million, or 27%, to $1.4 billion for the six months ended June 30, 2015. Finance charges, net increased by $289.0 million, driven by a 33% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Transaction revenue increased $17.6 million due to an increase in servicing fees charged to credit cardholders due to higher volumes.

Index
Adjusted EBITDA, net. Adjusted EBITDA, net increased $156.3 million, or 23%, to $822.8 million for the six months ended June 30, 2015 from $666.5 million for the six months ended June 30, 2014. The net increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net decreased $9.8 million, or 7%, to $132.7 million for the six months ended June 30, 2015. Adjusted EBITDA, net was positively impacted by the number of short-term loyalty programs in the market as compared to the six months ended June 30, 2014, while weaker Canadian dollar and Euro exchange rates negatively impacted adjusted EBITDA, net by $19.0 million.
•	Epsilon. Adjusted EBITDA, net increased $93.3 million, or 76%, to $216.2 million for the six months ended June 30, 2015. The Conversant acquisition added $87.7 million. Excluding the Conversant acquisition, adjusted EBITDA, net increased by $5.6 million driven by database builds completed for new clients and placed in production.
•	Card Services. Adjusted EBITDA, net increased $79.3 million, or 17%, to $533.2 million for the six months ended June 30, 2015. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net decreased $6.5 million to a loss of $59.3 million for the six months ended June 30, 2015 as higher discretionary benefits expense was offset in part by net foreign currency exchange gains related to the February 2015 settlement of the contingent liability associated with the BrandLoyalty acquisition.
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
The following table presents the delinquency trends of our credit card and loan receivables portfolio:
	June 30, 2015	% of Total	December 31, 2014	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$10,821,510	100.0%	$10,762,498	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	159,460	1.5%	157,760	1.4%
61 to 90 days	104,146	1.0	93,175	0.9
91 or more days	177,937	1.6	182,945	1.7
Total	$441,543	4.1%	$433,880	4.0%

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except percentages)
Average credit card receivables	$10,866,214	$8,170,572	$10,771,751	$8,096,612
Net charge-offs of principal receivables	121,699	90,730	241,621	187,323
Net charge-offs as a percentage of average credit card receivables	4.5%	4.4%	4.5%	4.6%
See Note 4, "Credit Card and Loan Receivables," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.
Liquidity and Capital Resources
Operating Activities. We generated cash flow from operating activities of $563.8 million and $587.8 million for the six months ended June 30, 2015 and 2014, respectively. The decline in operating cash flows during the six months ended June 30, 2015 as compared to the prior year period is a result of the settlement of the contingent liability associated with the BrandLoyalty acquisition. Changes in the fair value of the contingent liability from the initial valuation are classified as an adjustment to operating cash flows and, as such, the adjustment of $99.6 million during the first quarter of 2015 negatively impacted our operating cash flow. Increases in working capital, due primarily to the reduction of accounts payable and accrued expenses, also negatively impacted operating cash flows. This was offset in part by increased profitability, as well as non-cash charges to income such as an increase in the provision for loan loss due to the increase in credit card receivables.
We utilize our cash flow from operations for ongoing business operations, repayments of our revolving line of credit or other debt, acquisitions and capital expenditures.
Investing Activities. Cash used in investing activities was $339.3 million for the six months ended June 30, 2015, compared to cash used in investing activities of $652.1 million for the prior year period. Significant components of investing activities are as follows:
•	Redemption settlement assets. Cash decreased $8.6 million and $57.5 million for the six months ended June 30, 2015 and 2014, respectively. The use of cash in the six months ended June 30, 2014 was related to an increase in funding related to the change in breakage rate at December 31, 2013.
•	Credit card and loan receivables, net. Cash decreased $272.1 million and $151.1 million for the six months ended June 30, 2015 and 2014, respectively, due to growth in credit card receivables associated with recent portfolio acquisitions and strong core cardholder spending.
•	Proceeds from the sale of credit card portfolio. During the six months ended June 30, 2015, we sold a credit card portfolio resulting in proceeds of approximately $26.9 million.
•	Payments for acquired business, net of cash acquired. During the six months ended June 30, 2014, we utilized cash of $259.5 million for the acquisition of our 60% ownership interest in BrandLoyalty on January 2, 2014.
•	Capital expenditures. Cash paid for capital expenditures was $88.1 million and $77.3 million for the six months ended June 30, 2015 and 2014, respectively. We anticipate capital expenditures not to exceed 3% of annual revenue.
•	Purchases of other investments. During the six months ended June 30, 2014, we purchased $100.1 million of U.S. treasury bonds.

Index
Financing Activities. Cash used in financing activities was $463.1 million and $273.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase in cash used in financing activities is due to the settlement of the BrandLoyalty contingent liability originally included in consideration transferred and the acquisition of the additional 10% ownership interest in BrandLoyalty, which resulted in uses of cash of $205.9 million and $87.4 million, respectively. In addition, we paid $676.7 million to acquire treasury shares under our stock repurchase program during the six months ended June 30, 2015, as compared to $201.8 million during the same period in 2014. These uses of cash were in part financed by an increase in our borrowings under our debt agreements. Other financing uses of cash resulted from a net repayment of debt associated with the deposits and non-recourse borrowings of consolidated securitization entities.
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
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Capital Bank were 13.7%, 13.8% and 15.0%, respectively, at June 30, 2015. The Tier 1 risk-based capital ratio, leverage ratio and total risk-based capital ratio for Comenity Bank were 15.6%, 14.4% and 16.9%, respectively, at June 30, 2015. Comenity Bank and Comenity Capital Bank are considered well capitalized.
We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.
As of June 30, 2015, we were in compliance with our debt covenants.
2013 Credit Agreement. Our 2013 Credit Agreement provides for $2.65 billion in term loans, subject to certain principal repayments, and a $1.3 billion revolving line of credit.
As of June 30, 2015, we had $714.0 million outstanding under our credit facility and total availability of $586.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.6 to 1 at June 30, 2015, as compared to the maximum covenant ratio of 3.5 to 1.
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
As of June 30, 2015, the WFN Trusts and the WFC Trust had approximately $8.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.
At June 30, 2015, we had $5.2 billion of non-recourse borrowings of consolidated securitization entities, of which $1.7 billion is due within the next 12 months. As of June 30, 2015, total capacity under the conduit facilities was $2.1 billion, of which $1.4 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.
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
In April 2015, Master Trust I issued $500.0 million of asset-backed term securities, $140.0 million of which were retained and eliminated from the unaudited condensed consolidated financial statements. These securities mature in April 2018 and have a variable interest rate equal to the London Interbank Offered Rate plus a margin of 0.48%.
In April 2015, we amended our 2009-VFN conduit facility, extending the maturity to March 31, 2017. In May 2015, we renewed our 2009-VFC conduit facility, increasing its capacity from $440.0 million to $900.0 million and extending the maturity to May 1, 2017.
In June 2015, $450.0 million of Series 2010-A asset backed term notes, $56.2 million of which were retained by us and eliminated from the unaudited condensed consolidated financial statements, matured and were repaid.
The following table shows the maturities of borrowing commitments as of June 30, 2015 for the WFN Trusts and the WFC Trust by year:
	2015	2016	2017	2018	2019 and Thereafter	Total
	(In thousands)
Term notes	$300,000	$1,050,000	$650,000	$991,000	$802,166	$3,793,166
Conduit facilities(1)	—	450,000	1,600,000	—	—	2,050,000
Total(2)	$300,000	$1,500,000	$2,250,000	$991,000	$802,166	$5,843,166

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.7 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.
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
See Note 9, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.
Repurchase of Equity Securities. During the six months ended June 30, 2015, we repurchased approximately 2.5 million shares of our common stock for an aggregate amount of $698.7 million.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "predict," "project," "would" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions, including those discussed in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, Item 1A of Part II of this Quarterly Report and any subsequent filings we make with the SEC.
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
Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2015:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(Dollars in millions)
During 2015:
April 1-30	109,351	$296.79	106,165	$403.6
May 1-31	178,142	298.69	175,590	351.2
June 1-30	172,329	294.89	168,999	301.3
Total	459,822	$296.81	450,754	$301.3

(1)	During the period represented by the table, 9,068 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, our Board of Directors authorized an increase to the stock repurchase program approved on January 1, 2015 to acquire up to $1.0 billion of our outstanding common stock through December 31, 2015. The stock repurchase plan is subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.

Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.	Other Information.
(a) None
(b) None

Index
Item 6.	Exhibits.
(a) Exhibits:
EXHIBIT INDEX
			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Second Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	3/3/00

3.2	(a)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	6/7/13

3.3	(a)	Fourth Amended and Restated Bylaws of the Registrant.	8-K	3.2	6/7/13

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Series 2015-A Indenture Supplement, dated as of April 17, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	4/21/15

10.2	(a)	First Amendment to Second Amended and Restated Series 2009-VFC1 Supplement, dated as of May 1, 2015, among Comenity Bank, WFN Credit Company, LLC and Deutsche Bank Trust Company Americas.	10-Q	10.5	5/7/15

+10.3	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)
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

*101.INS	(a)	XBRL Instance Document

*101.SCH	(a)	XBRL Taxonomy Extension Schema Document

*101.CAL	(a)	XBRL Taxonomy Extension Calculation Linkbase Document

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

*101.DEF	(a)	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	(a)	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract, compensatory plan or arrangement

(a)	Alliance Data Systems Corporation

(b)	WFN Credit Company

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
Date: August 6, 2015
By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer
Date: August 6, 2015