Form 10-Q
period 2015-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2015-11-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 61,138,307 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index
PART I
Item 1.	Financial Statements.
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$977,341	$1,077,152
Trade receivables, less allowance for doubtful accounts ($3,643 and $3,811 at September 30, 2015 and December 31, 2014, respectively)	642,681	743,294
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	8,589,282	8,312,291
Other credit card and loan receivables	3,210,737	2,931,589
Total credit card and loan receivables	11,800,019	11,243,880
Allowance for loan loss	(671,246)	(570,171)
Credit card and loan receivables, net	11,128,773	10,673,709
Credit card and loan receivables held for sale	98,709	125,060
Deferred tax asset, net	237,723	218,872
Other current assets	544,069	456,349
Redemption settlement assets, restricted	468,417	520,340
Total current assets	14,097,713	13,814,776
Property and equipment, net	561,300	559,628
Deferred tax asset, net	841	164
Cash collateral, restricted	4,888	22,511
Intangible assets, net	1,268,627	1,515,994
Goodwill	3,835,419	3,865,484
Other non-current assets	531,886	485,420
Total assets	$20,300,674	$20,263,977
LIABILITIES AND EQUITY
Accounts payable	$382,220	$455,656
Accrued expenses	395,467	457,472
Contingent consideration	—	326,023
Deposits	2,589,313	2,645,995
Non-recourse borrowings of consolidated securitization entities	1,230,000	1,058,750
Current debt	389,146	208,164
Other current liabilities	280,720	306,123
Deferred revenue	703,774	846,370
Deferred tax liability, net	1,719	930
Total current liabilities	5,972,359	6,305,483
Deferred revenue	148,443	166,807
Deferred tax liability, net	642,069	690,175
Deposits	2,633,109	2,127,546
Non-recourse borrowings of consolidated securitization entities	3,743,166	4,133,166
Long-term and other debt	4,710,032	4,001,082
Other liabilities	266,764	207,772
Total liabilities	18,115,942	17,632,031
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	236,847	235,566
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 112,072 shares and 111,686 shares at September 30, 2015 and December 31, 2014, respectively	1,121	1,117
Additional paid-in capital	2,956,814	2,905,563
Treasury stock, at cost, 50,949 shares and 47,874 shares at September 30, 2015 and December 31, 2014, respectively	(3,840,253)	(2,975,795)
Retained earnings	2,948,081	2,540,948
Accumulated other comprehensive loss	(117,878)	(75,453)
Total stockholders' equity	1,947,885	2,396,380
Total liabilities and equity	$20,300,674	$20,263,977
See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues
Transaction	$83,126	$87,162	$263,195	$251,390
Redemption	220,922	232,464	747,192	744,658
Finance charges, net	737,918	597,892	2,101,360	1,672,339
Marketing services	498,955	353,525	1,435,520	1,021,813
Other revenue	48,196	48,090	143,625	126,991
Total revenue	1,589,117	1,319,133	4,690,892	3,817,191
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	901,095	767,415	2,787,501	2,323,210
Provision for loan loss	171,678	114,577	461,944	281,811
General and administrative	40,890	39,169	111,992	101,498
Regulatory settlement	64,563	—	64,563	—
Depreciation and other amortization	36,450	28,070	104,983	79,555
Amortization of purchased intangibles	86,930	48,261	262,131	145,144
Total operating expenses	1,301,606	997,492	3,793,114	2,931,218
Operating income	287,511	321,641	897,778	885,973
Interest expense
Securitization funding costs	23,143	22,763	71,509	67,974
Interest expense on deposits	13,719	9,064	37,099	25,526
Interest expense on long-term and other debt, net	45,236	29,637	132,212	98,643
Total interest expense, net	82,098	61,464	240,820	192,143
Income before income tax	$205,413	$260,177	$656,958	$693,830
Provision for income taxes	75,031	95,229	231,705	253,946
Net income	$130,382	$164,948	$425,253	$439,884
Less: net income attributable to non-controlling interest	1,952	706	2,927	803
Net income attributable to common stockholders	$128,430	$164,242	$422,326	$439,081

Net income attributable to common stockholders per share:
Basic	$2.09	$2.84	$6.55	$7.98
Diluted	$2.08	$2.74	$6.51	$6.98

Weighted average shares:
Basic	61,430	57,742	62,149	54,998
Diluted	61,796	59,908	62,567	62,887

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$130,382	$164,948	$425,253	$439,884
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $700, $(228), $572 and $688 for the three and nine months ended September 30, 2015 and 2014, respectively	420	(1,991)	(1,034)	(1,435)
Net unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $406, $(34), $(510) and $(34) for the three and nine months ended September 30, 2015 and 2014, respectively	1,415	(104)	(1,466)	(104)
Foreign currency translation adjustments	4,633	(37,956)	(39,925)	(34,480)
Other comprehensive income (loss)	6,468	(40,051)	(42,425)	(36,019)
Total comprehensive income, net of tax	$136,850	$124,897	$382,828	$403,865
Less: comprehensive income attributable to non-controlling interest	2,363	1,251	3,360	1,514
Comprehensive income attributable to common stockholders	$134,487	$123,646	$379,468	$402,351

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$425,253	$439,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367,114	224,699
Deferred income tax (benefit) expense	(62,807)	5,320
Provision for loan loss	461,944	281,811
Non-cash stock compensation	73,343	49,754
Amortization of discount on debt	646	12,499
Amortization of deferred financing costs	23,489	17,092
Change in deferred revenue	(34,168)	(41,537)
Change in contingent consideration	(99,601)	—
Change in other operating assets and liabilities, net of acquisitions	(82,996)	21,786
Originations of credit card and loan receivables held for sale	(4,569,806)	(3,645,315)
Sales of credit card and loan receivables held for sale	4,556,339	3,636,809
Excess tax benefits from stock-based compensation	(22,952)	(31,888)
Other	(4,566)	(2,935)
Net cash provided by operating activities	1,031,232	967,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(16,374)	(48,906)
Change in cash collateral, restricted	18,000	(1,582)
Change in restricted cash	(369)	(316,071)
Change in credit card and loan receivables	(913,803)	(633,336)
Purchase of credit card portfolios	—	(379,616)
Proceeds from the sale of a credit card portfolio	26,900	—
Payment for acquired businesses, net of cash	(45,430)	(259,514)
Capital expenditures	(140,091)	(114,595)
Purchases of other investments	(38,772)	(109,780)
Maturities/sales of other investments	7,981	4,565
Other	(1,011)	(4,000)
Net cash used in investing activities	(1,102,969)	(1,862,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,426,443	1,920,190
Repayments of borrowings	(1,528,890)	(1,580,796)
Proceeds from convertible note hedge counterparties	—	1,519,833
Settlement of convertible note borrowings	—	(1,864,803)
Payment of acquisition-related contingent consideration	(205,928)	—
Acquisition of non-controlling interest	(87,376)	—
Issuances of deposits	2,191,885	2,342,836
Repayments of deposits	(1,743,004)	(1,431,392)
Non-recourse borrowings of consolidated securitization entities	2,570,000	1,495,000
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(2,788,750)	(1,635,000)
Payment of deferred financing costs	(16,396)	(24,470)
Excess tax benefits from stock-based compensation	22,952	31,888
Proceeds from issuance of common stock	8,775	10,439
Purchase of treasury shares	(856,855)	(217,486)
Other	—	(1,476)
Net cash (used in) provided by financing activities	(7,144)	564,763
Effect of exchange rate changes on cash and cash equivalents	(20,930)	(4,905)
Change in cash and cash equivalents	(99,811)	(334,998)
Cash and cash equivalents at beginning of period	1,077,152	969,822
Cash and cash equivalents at end of period	$977,341	$634,824

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$223,681	$153,839
Income taxes paid, net	$225,913	$147,927

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
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. Under ASU 2015-03, unamortized debt issuance costs of $84.9 million would be reclassified from other non-current assets to a reduction of debt as of September 30, 2015.
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
2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(In thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$128,430	$164,242	$422,326	$439,081
Less: accretion of redeemable non-controlling interest	—	—	15,194	—
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$128,430	$164,242	$407,132	$439,081
Denominator:
Weighted average shares, basic	61,430	57,742	62,149	54,998
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	—	—	—	2,816
Shares from assumed exercise of convertible note warrants	—	1,664	—	4,561
Net effect of dilutive stock options and unvested restricted stock	366	502	418	512
Denominator for diluted calculations	61,796	59,908	62,567	62,887

Net income attributable to common stockholders per share:
Basic	$2.09	$2.84	$6.55	$7.98
Diluted	$2.08	$2.74	$6.51	$6.98
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
Conversant, Inc.
On December 10, 2014, the Company completed the acquisition of 100% of the common stock of Conversant, Inc. ("Conversant"), a digital marketing services company offering unique end-to-end digital marketing solutions that empower clients to more effectively market to their customers across all channels. The results of Conversant® have been included since the date of the acquisition and are reflected in the Company's Epsilon® segment.
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
The following table presents the Company's unaudited pro forma consolidated revenue and net income for the three and nine months ended September 30, 2014. The unaudited pro forma results include the historical consolidated statements of income of the Company and Conversant, giving effect to the Conversant acquisition and related financing transactions as if they had occurred on January 1, 2013.
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In thousands, except per share amounts)
Total revenue	$1,457,446	$4,238,797
Net income	$151,921	$411,476
Net income attributable to common stockholders	$151,215	$410,673

Net income attributable to common stockholders per share:
Basic	$2.43	$6.89
Diluted	$2.34	$6.08
The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Conversant acquisition had been completed as of the date for which the unaudited pro forma financial information is presented. The unaudited pro forma financial information for the three and nine months ended September 30, 2014 includes adjustments that are directly related to the acquisition, factually supportable and expected to have a continuing impact. These adjustments include, but are not limited to, amortization related to fair value adjustments to intangible assets and interest expense on acquisition-related debt. The unaudited pro forma financial information for the three months and nine months ended September 30, 2014 exclude $6.6 million of acquisition costs consisting primarily of advisory, legal and other professional fees.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2015 Acquisition:
Edison International Concept & Agencies B.V. and Max Holding B.V.
On August 31, 2015, BrandLoyalty acquired all of the stock of Edison International Concept & Agencies B.V. ("Edison") and Max Holding B.V. ("Merison"), two Netherlands-based loyalty marketers, for consideration of approximately $45.4 million, net of $2.2 million of cash and cash equivalents acquired. The acquisition expands BrandLoyalty's short-term loyalty programs into new markets with new brands. Total net assets acquired were $61.4 million, including $6.7 million of intangible assets and $34.7 million of goodwill, with total liabilities assumed of $16.0 million. The goodwill resulting from the acquisition is not deductible for tax purposes. The results of Edison and Merison have been included since the date of acquisition and are reflected in the Company's LoyaltyOne segment.
4. CREDIT CARD AND LOAN RECEIVABLES
The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:
	September 30, 2015	December 31, 2014
	(In thousands)
Principal receivables	$11,297,882	$10,762,498
Billed and accrued finance charges	480,315	422,838
Other credit card and loan receivables	21,822	58,544
Total credit card and loan receivables	11,800,019	11,243,880
Less credit card receivables – restricted for securitization investors	8,589,282	8,312,291
Other credit card and loan receivables	$3,210,737	$2,931,589
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
The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $88.9 million and $70.9 million for the three months ended September 30, 2015 and 2014, respectively, and $258.2 million and $212.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company's allowance for loan loss for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$623,316	$483,580	$570,171	$503,169
Provision for loan loss	171,678	114,577	461,944	281,811
Change in estimate for uncollectible unpaid interest and fees	—	1,000	4,500	1,500
Recoveries	48,767	39,074	129,623	115,548
Principal charge-offs	(172,515)	(126,877)	(494,992)	(390,674)
Balance at end of period	$671,246	$511,354	$671,246	$511,354
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
The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:
	September 30, 2015	% of Total	December 31, 2014	% of Total
		(In thousands, except percentages)
Receivables outstanding – principal	$11,297,882	100.0%	$10,762,498	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	175,018	1.5%	157,760	1.4%
61 to 90 days	113,360	1.0	93,175	0.9
91 or more days	225,553	2.0	182,945	1.7
Total	$513,931	4.5%	$433,880	4.0%
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
The Company had $155.5 million and $134.9 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $39.1 million and $35.2 million, respectively, as of September 30, 2015 and December 31, 2014. These modified credit card receivables represented less than 2% of the Company's total credit card receivables as of both September 30, 2015 and December 31, 2014.
The average recorded investment in impaired credit card receivables was $149.2 million and $114.0 million for the three months ended September 30, 2015 and 2014, respectively, and $141.5 million and $114.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $3.8 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively, and $10.7 million and $9.6 million for the nine months ended September 30, 2015 and 2014, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.
The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	44,955	$48,088	$48,048	120,074	$129,775	$129,661

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	36,846	$37,130	$37,100	102,000	$101,837	$101,750

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:
	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	20,212	$21,436	55,940	$57,995

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	14,047	$14,037	44,545	$44,009

Age of Credit Card and Loan Receivables Accounts
The following tables set forth, as of September 30, 2015 and 2014, the number of active credit card and loan receivables accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivables accounts from origination:
	September 30, 2015
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	5,881	29.8%	$2,994,083	26.5%
13-24 Months	3,014	15.3	1,783,846	15.8
25-36 Months	2,085	10.6	1,266,628	11.2
37-48 Months	1,509	7.6	917,319	8.1
49-60 Months	1,107	5.6	676,015	6.0
Over 60 Months	6,148	31.1	3,659,991	32.4
Total	19,744	100.0%	$11,297,882	100.0%

	September 30, 2014
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	4,869	28.2%	$2,220,148	25.1%
13-24 Months	2,554	14.8	1,282,695	14.5
25-36 Months	1,781	10.3	937,043	10.6
37-48 Months	1,283	7.4	701,808	7.9
49-60 Months	969	5.6	557,911	6.3
Over 60 Months	5,828	33.7	3,149,984	35.6
Total	17,284	100.0%	$8,849,589	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality
The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company's credit card and loan receivables by obligor credit quality as of September 30, 2015 and 2014:
	September 30, 2015		September 30, 2014
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$176,379	1.6%	$180,003	2.0%
27.1% and higher	607,856	5.4	430,333	4.9
17.1% - 27.0%	944,270	8.3	829,208	9.4
12.6% - 17.0%	1,140,013	10.1	955,459	10.8
3.7% - 12.5%	4,413,422	39.1	3,613,024	40.8
1.9% - 3.6%	2,405,329	21.3	1,837,713	20.8
Lower than 1.9%	1,610,613	14.2	1,003,849	11.3
Total	$11,297,882	100.0%	$8,849,589	100.0%
Transfer of Financial Assets
The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, "Transfers and Servicing." Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $62.2 million and $48.9 million at September 30, 2015 and December 31, 2014, respectively, and are included in credit card and loan receivables held for sale in the Company's unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company's unaudited condensed consolidated statements of cash flows.
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
During the nine months ended September 30, 2015 and 2014, the Company purchased $227.7 million and $181.8 million, respectively, of loan receivables under these agreements.
The total outstanding balance of these loan receivables was $193.6 million and $160.6 million as of September 30, 2015 and December 31, 2014, respectively, and was included in other credit card and loan receivables in the Company's unaudited condensed consolidated balance sheets.
Portfolios Held for Sale
The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value,  and were $36.5 million and $76.2 million as of September 30, 2015 and December 31, 2014, respectively. In June 2015, the Company sold one credit card portfolio previously classified as held for sale for cash proceeds of $26.9 million and recognized a de minimis gain.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Securitized Credit Card Receivables
The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust ("Master Trust I") and World Financial Network Credit Card Master Trust III ("Master Trust III") (collectively, the "WFN Trusts"), and World Financial Capital Credit Card Master Note Trust (the "WFC Trust"). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company's unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.
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
The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:
	September 30, 2015	December 31, 2014
	(In thousands)
Total credit card receivables – restricted for securitization investors	$8,589,282	$8,312,291
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$172,524	$145,768

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net charge-offs of securitized principal	$94,130	$75,092	$290,585	$240,754

5. INVENTORIES
Inventories of $230.4 million and $220.5 million at September 30, 2015 and December 31, 2014, respectively, consist of finished goods primarily to be utilized as rewards in the Company's loyalty programs and are included in other current assets in the Company's unaudited condensed consolidated balance sheets.
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
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. OTHER INVESTMENTS
Other investments consist of restricted cash, marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the Company's unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:
	September 30, 2015				December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$23,414	$—	$—	$23,414	$22,611	$—	$—	$22,611
Marketable securities	125,672	851	(1,007)	125,516	95,669	520	(1,322)	94,867
U.S. Treasury bonds	100,051	893	—	100,944	100,072	66	(33)	100,105
Total	$249,137	$1,744	$(1,007)	$249,874	$218,352	$586	$(1,355)	$217,583
The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	September 30, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$18,913	$(153)	$35,783	$(854)	$54,696	$(1,007)
Total	$18,913	$(153)	$35,783	$(854)	$54,696	$(1,007)

	December 31, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$8,757	$(27)	$48,961	$(1,295)	$57,718	$(1,322)
U.S. Treasury bonds	75,043	(33)	—	—	75,043	(33)
Total	$83,800	$(60)	$48,961	$(1,295)	$132,761	$(1,355)
The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at September 30, 2015 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$31,638	$31,672
Due after one year through five years	75,042	75,901
Due after five years through ten years	15,331	15,606
Due after ten years	103,712	103,281
Total	$225,723	$226,460
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of September 30, 2015, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2015 and 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. REDEMPTION SETTLEMENT ASSETS
Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:
	September 30, 2015				December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$272,649	$—	$—	$272,649	$237,127	$—	$—	$237,127
Mutual funds	26,291	—	(246)	26,045	—	—	—	—
Corporate bonds	168,285	1,439	(1)	169,723	280,053	3,160	—	283,213
Total	$467,225	$1,439	$(247)	$468,417	$517,180	$3,160	$—	$520,340
The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	September 30, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mutual funds	$26,045	$(246)	$—	$—	$26,045	$(246)
Corporate bonds	7,675	(1)	—	—	7,675	(1)
Total	$33,720	$(247)	$—	$—	$33,720	$(247)
There were no investments that were in an unrealized loss position at December 31, 2014.
The amortized cost and estimated fair value of the securities at September 30, 2015 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$128,927	$129,252
Due after one year through five years	65,649	66,516
Total	$194,576	$195,768
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of September 30, 2015, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2015 and 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consist of the following:
	September 30, 2015
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,204,572	$(319,976)	$884,596	3-12 years—straight line
Premium on purchased credit card portfolios	249,743	(110,995)	138,748	3-10 years—straight line, accelerated
Customer database	210,300	(153,887)	56,413	3-10 years—straight line
Collector database	52,572	(49,507)	3,065	30 years—15% declining balance
Publisher networks	140,200	(22,344)	117,856	5-7 years—straight line
Tradenames	85,077	(40,586)	44,491	2-15 years—straight line
Purchased data lists	11,944	(6,238)	5,706	1-5 years—straight line, accelerated
Favorable lease	6,891	(1,597)	5,294	3-10 years—straight line
Noncompete agreements	1,300	(1,192)	108	3 years—straight line
	$1,962,599	$(706,322)	$1,256,277
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,974,949	$(706,322)	$1,268,627

	December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,328,056	$(295,263)	$1,032,793	4-12 years—straight line
Premium on purchased credit card portfolios	289,173	(114,923)	174,250	3-10 years—straight line, accelerated
Customer database	210,300	(126,157)	84,143	3-10 years—straight line
Collector database	60,238	(56,239)	3,999	30 years—15% declining balance
Publisher networks	140,200	(1,662)	138,538	5-7 years—straight line
Tradenames	86,934	(29,408)	57,526	2-15 years—straight line
Purchased data lists	12,335	(6,497)	5,838	1-5 years—straight line, accelerated
Favorable lease	6,891	(767)	6,124	3-10 years—straight line
Noncompete agreements	1,300	(867)	433	3 years—straight line
	$2,135,427	$(631,783)	$1,503,644
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$2,147,777	$(631,783)	$1,515,994
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:
For the Years Ending December 31,
(In thousands)
2015 (excluding the nine months ended September 30, 2015)	$81,064
2016	306,826
2017	267,469
2018	208,967
2019	171,248
2020 & thereafter	220,703

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:
	LoyaltyOne	Epsilon	Card Services	Corporate/Other	Total
	(In thousands)
December 31, 2014	$713,457	$2,890,295	$261,732	$—	$3,865,484
Goodwill acquired during the year	34,712	—	—	—	34,712
Effects of foreign currency translation	(63,923)	(854)	—	—	(64,777)
September 30, 2015	$684,246	$2,889,441	$261,732	$—	$3,835,419
9. DEBT
Debt consists of the following:
Description	September 30, 2015	December 31, 2014	Maturity	Interest Rate
	(Dollars in thousands)
Long-term and other debt:
2013 revolving line of credit	$749,000	$—	July 2018 and December 2019	(1)
2013 term loans	2,736,875	2,603,125	Various (2)	(1)
BrandLoyalty revolving line of credit	115,325	108,789	August 2018	(3)
Senior notes due 2017	397,978	397,332	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Senior notes due 2022	600,000	600,000	August 2022	5.375%
Total long-term and other debt	5,099,178	4,209,246
Less: current portion	389,146	208,164
Long-term portion	$4,710,032	$4,001,082

Deposits:
Certificates of deposit	$4,017,140	$3,934,906	Various – October 2015 – November 2021	0.25% to 2.80%
Money market deposits	1,205,282	838,635	On demand	(4)
Total deposits	5,222,422	4,773,541
Less: current portion	2,589,313	2,645,995
Long-term portion	$2,633,109	$2,127,546

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,158,166	$3,376,916	Various – May 2016 – August 2020	0.91% to 4.55%
Floating rate asset-backed term note securities	810,000	450,000	February 2016 and April 2018	(5)
Conduit asset-backed securities	1,005,000	1,365,000	Various – May 2016 – May 2017	(6)
Total non-recourse borrowings of consolidated securitization entities	4,973,166	5,191,916
Less: current portion	1,230,000	1,058,750
Long-term portion	$3,743,166	$4,133,166

(1)	The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At September 30, 2015, the weighted average interest rate was 2.20% and 2.22% for the 2013 revolving line of credit and 2013 term loans, respectively.
(2)	The maturity dates for the 2013 term loans are September 2016, July 2018 and December 2019.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At September 30, 2015, the weighted average interest rate was 1.20%.
(4)	The interest rates are based on the Federal Funds rate. At September 30, 2015, the interest rates ranged from 0.01% to 0.44%.
(5)	The interest rates are based upon LIBOR plus an applicable margin. At September 30, 2015, the interest rates ranged from 0.57% to 0.67%.
(6)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At September 30, 2015, the interest rates ranged from 1.12% to 1.75%.
At September 30, 2015, the Company was in compliance with its debt covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and other debt
ADSC, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, are party to a credit agreement that provides for $2.65 billion in term loans (the "2013 term loans") with certain principal repayments and a $1.3 billion revolving line of credit (the "2013 revolving line of credit" and together with the 2013 term loans, the "2013 Credit Facility"). Total availability under the 2013 revolving line of credit at September 30, 2015 was $551.0 million.
On March 3, 2015, Conversant LLC and Commission Junction, Inc. were added as guarantors for the 2013 Credit Facility as well as the Senior Notes due 2017, Senior Notes due 2020 and Senior Notes due 2022.
On September 25, 2015, the Company amended the 2013 Credit Facility and borrowed incremental term loans in the aggregate principal amount of $200.0 million that mature on September 23, 2016. These term loans bear interest at the same rates and are generally subject to the same terms as the existing term loans under the 2013 Credit Facility.
BrandLoyalty Credit Agreement
BrandLoyalty, in which the Company holds a 70% interest, and certain subsidiaries of BrandLoyalty, as borrower and guarantors, amended its credit agreement in August 2015. The BrandLoyalty credit agreement, as amended, provides for a committed revolving line of credit of €62.5 million and an uncommitted revolving line of credit of €62.5 million, both of which are scheduled to mature on August 25, 2018. As of September 30, 2015, the amount outstanding under the BrandLoyalty credit agreement was €103.2 million ($115.3 million). The BrandLoyalty credit agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty and certain of its subsidiaries.
All advances under the BrandLoyalty credit agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the BrandLoyalty credit agreement, plus an applicable margin based on BrandLoyalty's senior net leverage ratio. The BrandLoyalty credit agreement contains financial covenants, including a senior net leverage ratio, as well as usual and customary negative covenants and customary events of default.
Non-Recourse Borrowings of Consolidated Securitization Entities
Asset-Backed Term Notes
In April 2015, Master Trust I issued $500.0 million of asset-backed term notes, $140.0 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements. These securities mature in April 2018 and have a variable interest rate equal to LIBOR plus a margin of 0.48%.
In June 2015, $450.0 million of Series 2010-A asset-backed term notes, $56.2 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements, matured and were repaid.
In August 2015, Master Trust I issued $625.0 million of asset-backed term notes, $150.0 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements. These securities mature in August 2020 and have a fixed interest rate of 2.55%.
In September 2015, $394.7 million of Series 2014-B asset-backed term notes, $94.7 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements, matured and were repaid.
In October 2015, Master Trust I issued $389.6 million of asset-backed term notes, $89.6 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated financial statements. These securities mature in May 2017 and have a fixed interest rate of 1.26%.

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
In April 2015, Master Trust I amended its 2009-VFN conduit facility, extending the maturity to March 31, 2017.
In May 2015, Master Trust III renewed its 2009-VFC1 conduit facility, increasing the capacity from $440.0 million to $900.0 million and extending the maturity to May 1, 2017.
As of September 30, 2015, total capacity under the conduit facilities was $2.1 billion, of which $1.0 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the Company's unaudited condensed consolidated balance sheets.
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
The following tables present the fair values of the derivative instruments included within the Company's unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:
	September 30, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Maturity
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	$25,208	$1,454	Other current assets	October 2015 to September 2016
Foreign currency exchange hedges	$34,675	$352	Other current liabilities	October 2015 to May 2016

Not designated as hedging instruments:
Foreign currency exchange hedges	$4,610	$29	Other current liabilities	October 2015
Interest rate derivatives	$43,590	$62	Other current liabilities	December 2015

	December 31, 2014
	Notional Amount	Fair Value	Balance Sheet Location	Maturity
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	$50,908	$3,528	Other current assets	January 2015 to September 2015

Not designated as hedging instruments:
Foreign currency exchange hedges	$3,125	$343	Other current assets	January 2015 to March 2015
Foreign currency exchange forward contract	$236,578	$16,990	Other current liabilities	January 2015
Interest rate derivatives	$79,429	$330	Other current liabilities	December 2015 to August 2016

A gain of $1.4 million and a loss of $1.5 million, net of tax, were recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2015, respectively. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the three and nine months ended September 30, 2015, a gain of $0.7 million and a loss of $0.3 million, respectively, net of tax, were reclassified from accumulated other comprehensive income into net income and no ineffectiveness was recorded. At September 30, 2015, a de minimis amount of losses is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize activity related to and identify the location of the Company's outstanding derivatives not designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014 recognized in the Company's unaudited condensed consolidated statements of income:
	2015		2014
For the three months ended September 30,	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In thousands)
Interest rate derivatives	Interest expense on long-term and other debt, net	$121	Interest expense on long-term and other debt, net	$131
Foreign currency exchange forward contract	General and administrative	$—	General and administrative	$(7,310)
Foreign currency exchange hedges	Cost of operations	$(46)	Cost of operations	$—

	2015		2014
For the nine months ended September 30,	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In thousands)
Interest rate derivatives	Interest expense on long-term and other debt, net	$213	Interest expense on long-term and other debt, net	$244
Foreign currency exchange forward contract	General and administrative	$(13,724)	General and administrative	$(7,310)
Foreign currency exchange hedges	Cost of operations	$376	Cost of operations	$—

Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the unaudited condensed consolidated statements of cash flows for all periods presented.
The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At September 30, 2015, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.
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
A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:
	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2014	$332,368	$680,809	$1,013,177
Cash proceeds	146,928	278,466	425,394
Revenue recognized	(140,018)	(319,382)	(459,400)
Other	—	15	15
Effects of foreign currency translation	(42,680)	(84,289)	(126,969)
September 30, 2015	$296,598	$555,619	$852,217
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$148,155	$555,619	$703,774
Non-current liabilities	$148,443	$—	$148,443

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES
Litigation and Regulatory Matters
On September 8, 2015, Comenity Bank and Comenity Capital Bank (collectively, the "Banks") each entered into a consent order with the Federal Deposit Insurance Corporation ("FDIC") in settlement of the FDIC's review of the Banks' practices regarding the marketing, promotion and sale of certain add-on products. The Banks entered into the consent orders for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the orders.
Under the consent orders, the Banks will collectively provide restitution of approximately $61.5 million to eligible customers for actions occurring between January 2008 and September 2014. In addition, the Banks collectively agreed to pay $2.5 million in civil money penalties to the FDIC. Adequate provisions have been made for these costs in the Company's consolidated financial statements as of September 30, 2015. Before the FDIC's review began, the Banks made changes to these add-on products, and they believe their current business practices substantially address the FDIC's concerns; however, the Banks also agreed to make further enhancements to their compliance and other processes related to the marketing, promotion and sale of these add-on products.
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
As of September 30, 2015, the remaining interests are not redeemable, but are probable to be redeemed. As such, the Company adjusted the carrying amount of the redeemable non-controlling interest to the estimated redemption value assuming the interests were redeemable as of September 30, 2015. The estimated redemption values are based on a formula as prescribed in the BrandLoyalty share purchase agreement.
A reconciliation of the changes in the redeemable non-controlling interest is as follows:
Redeemable Non- Controlling Interest
(In thousands)
Balance at January 2, 2014	$341,907
Net income attributable to non-controlling interest	9,847
Other comprehensive income attributable to non-controlling interest	1,988
Adjustment to redemption value	14,775
Foreign currency translation adjustments	(39,654)
Reclassification to accrued expenses	(93,297)
Balance at December 31, 2014	235,566
Net income attributable to non-controlling interest	2,927
Other comprehensive income attributable to non-controlling interest	433
Adjustment to redemption value	15,194
Foreign currency translation adjustments	(17,273)
Balance at September 30, 2015	$236,847

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. STOCKHOLDERS' EQUITY
Stock Repurchase Program
On January 1, 2015, the Company's Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of the Company's outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, the Company's Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2015 to acquire an additional $400.0 million of the Company's outstanding common stock through December 31, 2015, for a total authorization of $1.0 billion. The stock repurchase program is subject to any restrictions pursuant to the terms of the Company's credit agreements, indentures, applicable securities laws or otherwise.
For the nine months ended September 30, 2015, the Company acquired a total of 3.1 million shares of its common stock for $864.5 million, of which $7.6 million had not settled as of September 30, 2015. As of September 30, 2015, the Company had $135.5 million available under the stock repurchase program.
Stock Compensation Expense
Total stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of operations	$16,801	$11,589	$56,639	$33,801
General and administrative	5,012	6,668	16,704	15,953
Total	$21,813	$18,257	$73,343	$49,754
During the nine months ended September 30, 2015, the Company awarded 222,605 performance-based restricted stock units with a weighted average grant date fair value per share of $284.23 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company's earnings before taxes for the period from January 1, 2015 to December 31, 2015 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 17, 2016, an additional 33% of the award on February 17, 2017 and the final 34% of the award on February 17, 2018, provided that the participant is employed by the Company on each such vesting date.
During the nine months ended September 30, 2015, the Company awarded 77,798 service-based restricted stock units with a weighted average grant date fair value per share of $284.77 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:
Three Months Ended September 30, 2015	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at June 30, 2015	$1,200	$(531)	$(125,015)	$(124,346)
Changes in other comprehensive income (loss) before reclassifications	420	2,073	4,633	7,126
Amounts reclassified from other comprehensive income (loss)	—	(658)	—	(658)
Changes in other comprehensive income (loss)	420	1,415	4,633	6,468
Balance as of September 30, 2015	$1,620	$884	$(120,382)	$(117,878)

Three Months Ended September 30, 2014	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of June 30, 2014	$4,745	$—	$(18,940)	$(14,195)
Changes in other comprehensive income (loss)	(1,991)	(104)	(37,956)	(40,051)
Balance as of September 30, 2014	$2,754	$(104)	$(56,896)	$(54,246)

Nine Months Ended September 30, 2015	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2014	$2,654	$2,350	$(80,457)	$(75,453)
Changes in other comprehensive income (loss) before reclassifications	(1,034)	(1,813)	(39,925)	(42,772)
Amounts reclassified from other comprehensive income (loss)	—	347	—	347
Changes in other comprehensive income (loss)	(1,034)	(1,466)	(39,925)	(42,425)
Balance as of September 30, 2015	$1,620	$884	$(120,382)	$(117,878)

Nine Months Ended September 30, 2014	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of December 31, 2013	$4,189	$—	$(22,416)	$(18,227)
Changes in other comprehensive income (loss)	(1,435)	(104)	(34,480)	(36,019)
Balance as of September 30, 2014	$2,754	$(104)	$(56,896)	$(54,246)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.
There were no reclassifications out of accumulated other comprehensive income (loss) into net income for the three and nine months ended September 30, 2014.

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
Fair Value of Financial Instruments — The estimated fair values of the Company's financial instruments as of the specified date are as follows:
	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$977,341	$977,341	$1,077,152	$1,077,152
Trade receivables, net	642,681	642,681	743,294	743,294
Credit card and loan receivables, net	11,128,773	11,128,773	10,673,709	10,673,709
Credit card and loan receivables held for sale	98,709	98,709	125,060	125,060
Redemption settlement assets, restricted	468,417	468,417	520,340	520,340
Cash collateral, restricted	4,888	4,888	22,511	22,511
Derivative instruments	1,454	1,454	3,871	3,871
Other investments	249,874	249,874	217,583	217,583
Financial liabilities
Accounts payable	382,220	382,220	455,656	455,656
Derivative instruments	443	443	17,290	17,290
Deposits	5,222,422	5,269,310	4,773,541	4,801,464
Non-recourse borrowings of consolidated securitization entities	4,973,166	5,018,393	5,191,916	5,225,359
Long-term and other debt	5,099,178	5,110,950	4,209,246	4,227,414
Contingent consideration	—	—	326,023	326,023
Fair Value of Assets and Liabilities Held at September 30, 2015 and December 31, 2014
The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014:
		Fair Value Measurements at September 30, 2015 Using
	Balance at September 30, 2015	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$169,723	$—	$169,723	$—
Mutual funds (1)	26,045	26,045	—	—
Cash collateral, restricted	4,888	—	—	4,888
Other investments (2)	249,874	129,443	120,431	—
Derivative instruments (3)	1,454	—	1,454	—
Total assets measured at fair value	$451,984	$155,488	$291,608	$4,888

Derivative instruments (3)	$443	$—	$443	$—
Total liabilities measured at fair value	$443	$—	$443	$—

		Fair Value Measurements at December 31, 2014 Using
	Balance at December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$283,213	$—	$283,213	$—
Cash collateral, restricted	22,511	—	—	22,511
Other investments (2)	217,583	127,764	89,819	—
Derivative instruments (3)	3,871	—	3,871	—
Total assets measured at fair value	$527,178	$127,764	$376,903	$22,511

Derivative instruments (3)	$17,290	$—	$17,290	$—
Contingent consideration	326,023	—	—	326,023
Total liabilities measured at fair value	$343,313	$—	$17,290	$326,023

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets and other assets in the unaudited condensed consolidated balance sheets.
(3)	Derivative instruments are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the changes in fair values of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825:
Spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the term of 13 months. The unobservable input used to calculate the fair value was the discount rate of 3.3%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value.
	Cash Collateral, Restricted
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$4,841	$34,710	$22,511	$34,124
Total gains (realized or unrealized):
Included in earnings	47	284	377	870
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	(18,000)	—
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$4,888	$34,994	$4,888	$34,994

Gains for the period included in earnings related to assets still held at end of period	$47	$284	$102	$870
For the three and nine months ended September 30, 2015 and 2014, gains included in earnings attributable to cash collateral, restricted are included in securitization funding costs in the Company's unaudited condensed consolidated statements of income.
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
	Contingent Consideration
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$—	$249,067	$326,023	$—
Total gains or losses (realized or unrealized):
Included in earnings	—	—	—	—
Purchases	—	—	547	248,702
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	(305,528)	—
Foreign currency transaction adjustments	—	(19,286)	(21,042)	(18,921)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$—	$229,781	$—	$229,781

Gains (losses) for the period included in earnings related to liability still held at end of period	$—	$19,286	$—	$18,921

There were no transfers between Level 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2015 and 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value
The following tables provide assets and liabilities disclosed but not carried at fair value as of September 30, 2015 and December 31, 2014:
	Fair Value Measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$977,341	$977,341	$—	$—
Credit card and loan receivables, net	11,128,773	—	—	11,128,773
Credit card and loan receivables held for sale	98,709	—	—	98,709
Total	$12,204,823	$977,341	$—	$11,227,482

Financial liabilities
Deposits	$5,269,310	$—	$5,269,310	$—
Non-recourse borrowings of consolidated securitization entities	5,018,393	—	5,018,393	—
Long-term and other debt	5,110,950	—	5,110,950	—
Total	$15,398,653	$—	$15,398,653	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$1,077,152	$1,077,152	$—	$—
Credit card and loan receivables, net	10,673,709	—	—	10,673,709
Credit card and loan receivables held for sale	125,060	—	—	125,060
Total	$11,875,921	$1,077,152	$—	$10,798,769

Financial liabilities
Deposits	$4,801,464	$—	$4,801,464	$—
Non-recourse borrowings of consolidated securitization entities	5,225,359	—	5,225,359	—
Long-term and other debt	4,227,414	—	4,227,414	—
Total	$14,254,237	$—	$14,254,237	$—
17. INCOME TAXES
For the three and nine months ended September 30, 2015, the Company utilized an effective tax rate of 36.5% and 35.3%, respectively, to calculate its provision for income taxes. For each of the three and nine months ended September 30, 2014, the Company utilized an effective tax rate of 36.6%. The effective tax rate for nine months ended September 30, 2015 reflects a favorable state ruling and a lapse in an applicable statute of limitations. In accordance with ASC 740‑270, "Income Taxes — Interim Reporting," the Company's expected annual effective tax rate for calendar year 2015 based on all known variables is approximately 35.7%.
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
Three Months Ended September 30, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$299,143	$532,448	$763,997	$138	$(6,609)	$1,589,117

Income (loss) before income taxes	47,786	42,678	202,717	(87,768)	—	205,413
Interest expense, net	709	1	36,862	44,526	—	82,098
Operating income (loss)	48,495	42,679	239,579	(43,242)	—	287,511
Depreciation and amortization	21,115	81,686	18,087	2,492	—	123,380
Stock compensation expense	2,336	10,670	3,796	5,011	—	21,813
Regulatory settlement	—	—	64,563	—	—	64,563
Adjusted EBITDA (1)	71,946	135,035	326,025	(35,739)	—	497,267
Less: securitization funding costs	—	—	23,143	—	—	23,143
Less: interest expense on deposits	—	—	13,719	—	—	13,719
Less: adjusted EBITDA attributable to non-controlling interest	7,455	—	—	—	—	7,455
Adjusted EBITDA, net (1)	$64,491	$135,035	$289,163	$(35,739)	$—	$452,950

Three Months Ended September 30, 2014	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$324,484	$377,554	$622,330	$144	$(5,379)	$1,319,133

Income (loss) before income taxes	51,078	42,597	237,053	(70,551)	—	260,177
Interest expense, net	1,303	(3)	30,675	29,489	—	61,464
Operating income (loss)	52,381	42,594	267,728	(41,062)	—	321,641
Depreciation and amortization	22,529	36,564	15,202	2,036	—	76,331
Stock compensation expense	2,954	5,137	3,498	6,668	—	18,257
Adjusted EBITDA (1)	77,864	84,295	286,428	(32,358)	—	416,229
Less: securitization funding costs	—	—	22,763	—	—	22,763
Less: interest expense on deposits	—	—	9,064	—	—	9,064
Less: adjusted EBITDA attributable to non-controlling interest	8,378	—	—	—	—	8,378
Adjusted EBITDA, net (1)	$69,486	$84,295	$254,601	$(32,358)	$—	$376,024

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Nine Months Ended September 30, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$988,755	$1,532,521	$2,189,113	$280	$(19,777)	$4,690,892

Income (loss) before income taxes	143,919	69,496	692,423	(248,880)	—	656,958
Interest expense, net	1,994	(15)	108,608	130,233	—	240,820
Operating income (loss)	145,913	69,481	801,031	(118,647)	—	897,778
Depreciation and amortization	61,586	244,535	54,057	6,936	—	367,114
Stock compensation expense	8,122	37,209	11,308	16,704	—	73,343
Regulatory settlement	—	—	64,563	—	—	64,563
Adjusted EBITDA (1)	215,621	351,225	930,959	(95,007)	—	1,402,798
Less: securitization funding costs	—	—	71,509	—	—	71,509
Less: interest expense on deposits	—	—	37,099	—	—	37,099
Less: adjusted EBITDA attributable to non-controlling interest	18,400	—	—	—	—	18,400
Adjusted EBITDA, net (1)	$197,221	$351,225	$822,351	$(95,007)	$—	$1,275,790

Nine Months Ended September 30, 2014	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$1,009,037	$1,082,111	$1,741,384	$372	$(15,713)	$3,817,191

Income (loss) before income taxes	155,510	81,342	660,299	(203,321)	—	693,830
Interest expense, net	4,947	(22)	90,866	96,352	—	192,143
Operating income (loss)	160,457	81,320	751,165	(106,969)	—	885,973
Depreciation and amortization	67,501	110,479	40,876	5,843	—	224,699
Stock compensation expense	8,443	15,390	9,968	15,953	—	49,754
Adjusted EBITDA (1)	236,401	207,189	802,009	(85,173)	—	1,160,426
Less: securitization funding costs	—	—	67,974	—	—	67,974
Less: interest expense on deposits	—	—	25,526	—	—	25,526
Less: adjusted EBITDA attributable to non-controlling interest	24,381	—	—	—	—	24,381
Adjusted EBITDA, net (1)	$212,020	$207,189	$708,509	$(85,173)	$—	$1,042,545

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, amortization of purchased intangibles and regulatory settlement. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280 as they are the primary performance metrics utilized to assess performance of the segments.

19. NON-CASH FINANCING AND INVESTING ACTIVITIES
In September 2015, the Company purchased 30,000 treasury shares under the Company's stock repurchase program for an aggregate amount of $7.6 million that had not settled as of September 30, 2015 and was included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

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
2015 Highlights
For the nine months ended September 30, 2015, revenue increased 23% to $4.7 billion and adjusted EBITDA, net increased 22% to $1.3 billion as compared to the prior year period.
LoyaltyOne®
LoyaltyOne generates revenue primarily from our coalition loyalty program in Canada, the AIR MILES® Reward Program, and our ownership interest in BrandLoyalty Group B.V., or BrandLoyalty. Effective January 1, 2015, our ownership interest in BrandLoyalty increased from 60% to 70%.
Revenue for the LoyaltyOne segment decreased 2% to $988.8 million and adjusted EBITDA, net decreased 7% to $197.2 million for the nine months ended September 30, 2015, in each case as compared to the prior year period. The strengthening of the U.S. dollar against both the Euro and Canadian dollar negatively impacted revenue and adjusted EBITDA, net by approximately $174.2 million and $32.0 million, respectively.
Excluding foreign currency impacts, revenue and adjusted EBITDA net, increased by approximately 15% and 8%, respectively, due to growth from both our short-term and coalition loyalty programs. Our short-term loyalty programs have expanded into North America, currently operating in Canada, and with the potential to launch a U.S. pilot in 2016.
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
Within our coalition loyalty program, AIR MILES reward miles issued increased 11% due to the grocer vertical, driven by promotional activity and by the expansion of our relationship with Sobeys. AIR MILES reward miles redeemed increased 11% due to higher redemptions under our AIR MILES Cash program option. We have experienced strong promotional activity in particular from our grocer sponsors, but expect this to lessen in the fourth quarter and expect mid-single-digit issuance growth for the year.
During the nine months ended September 30, 2015, LoyaltyOne announced a multi-year contract renewal with Metro Ontario Inc., a national grocery retailer in Canada, which extends our partnership in the Ontario market. In addition, we announced an expansion of our relationship with Sobeys, another Canadian grocery retailer, to begin to issue AIR MILES reward miles at Sobeys, Sobeys Urban Fresh and Foodland stores across Ontario in 2015. We also announced a multi-year renewal of our agreement with Shell Canada Products as a sponsor in the AIR MILES Reward Program and signed a new multi-year agreement with Shell Canada Products, as the licensor and franchisor of the JiffyLube® brand in Canada, to allow AIR MILES reward miles to be issued at the more than 150 participating JiffyLube service centers throughout Canada. We also signed a new multi-year agreement with Lowe's Canada, a Canadian home improvement company, to become a sponsor in the AIR MILES Reward Program.
Additionally, on August 31, 2015, BrandLoyalty acquired all of the stock of Edison International Concept & Agencies B.V., or Edison, and Max Holding B.V., or Merison, two Netherlands-based loyalty marketers, for consideration of approximately $45.4 million. The acquisition expands BrandLoyalty's short-term loyalty programs into new markets with new brands and is expected to have an immaterial impact to our results of operations for 2015.

Index
Epsilon®
Revenue increased 42% to $1.5 billion and adjusted EBITDA, net increased 70% to $351.2 million for the nine months ended September 30, 2015, in each case as compared to the same period in 2014. These increases were primarily due to the acquisition of Conversant, Inc., or Conversant®, in December 2014, which added $398.6 million and $133.5 million of revenue and adjusted EBITDA, net, respectively, for the nine months ended September 30, 2015. Excluding Conversant, Epsilon's revenues increased $51.8 million and adjusted EBITDA, net increased $10.5 million, driven by database builds completed and placed in production for new clients and strength in the automotive vertical, both of which have offset some weakness within our agency offerings.
During the nine months ended September 30, 2015, Epsilon announced new multi-year agreements with Nature's Way, a dietary supplement brand, to serve as the digital agency of record across a number of brands and to provide CRM marketing services, and with Turner Broadcasting System, Inc., a Time Warner company, to provide analytics and data services to support the Turner Data Cloud infrastructure.
Card Services
In the first quarter of 2015, we renamed our Private Label Services and Credit segment to "Card Services," which had no impact to the reported results of the segment in the current or prior periods.
Revenue increased 26% to $2.2 billion and adjusted EBITDA, net increased 16% to $822.4 million for the nine months ended September 30, 2015, in each case as compared to the same period in 2014.
For the nine months ended September 30, 2015, average credit card and loan receivables increased 32% as compared to the same period in the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 35% for the nine months ended September 30, 2015 due to cardholder growth, strong credit cardholder spending, recent client signings and recent credit card portfolio acquisitions.
During the nine months ended September 30, 2015, Card Services announced the signing of new multi-year agreements to provide co-brand credit card services to Red Roof Inn, a hotel chain; Cornerstone, a business unit of HSN, Inc.; Farmers Insurance, one of the largest multiline insurers in the U.S; and Univision Communications Inc., a media company. We also announced the renewal of multi-year agreements to continue providing private label credit card services to Talbots, Inc., a women's apparel retailer, and FULLBEAUTY Brands, a fashion and lifestyle resource for plus-size women. We also signed a new multi-year agreement to provide private label credit card services and assume management of an existing co-brand card program in the United States for Toyota, a leading automaker, and to acquire the existing co-brand credit card portfolio at a future date.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.
Recently Issued Pronouncements
See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during 2014 and 2015.
Use of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, amortization of purchased intangibles and regulatory settlement. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest.

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
Stock compensation expense and regulatory settlement are not included in the measurement of segment adjusted EBITDA provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocations. In addition to the above, adjusted EBITDA, net also excludes the interest associated with financing our credit card and loan receivables, which represents securitization funding costs and interest on deposits, and the percentage of the adjusted EBITDA attributable to the non-controlling interest. We believe that adjusted EBITDA and adjusted EBITDA, net provide useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and adjusted EBITDA, net are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and adjusted EBITDA, net are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
The adjusted EBITDA and adjusted EBITDA, net measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$130,382	$164,948	$425,253	$439,884
Stock compensation expense	21,813	18,257	73,343	49,754
Provision for income taxes	75,031	95,229	231,705	253,946
Interest expense, net	82,098	61,464	240,820	192,143
Depreciation and other amortization	36,450	28,070	104,983	79,555
Amortization of purchased intangibles	86,930	48,261	262,131	145,144
Regulatory settlement	64,563	—	64,563	—
Adjusted EBITDA	497,267	416,229	1,402,798	1,160,426
Less: Securitization funding costs	23,143	22,763	71,509	67,974
Less: Interest expense on deposits	13,719	9,064	37,099	25,526
Less: Adjusted EBITDA attributable to non-controlling interest	7,455	8,378	18,400	24,381
Adjusted EBITDA, net	$452,950	$376,024	$1,275,790	$1,042,545

Index
Consolidated Results of Operations
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
	Three Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Revenues	(In thousands, except percentages)
Transaction	$83,126	$87,162	(5)%
Redemption	220,922	232,464	(5)
Finance charges, net	737,918	597,892	23
Marketing services	498,955	353,525	41
Other revenue	48,196	48,090	—
Total revenue	1,589,117	1,319,133	20%
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	901,095	767,415	17
Provision for loan loss	171,678	114,577	50
General and administrative	40,890	39,169	4
Regulatory settlement	64,563	—	100
Depreciation and other amortization	36,450	28,070	30
Amortization of purchased intangibles	86,930	48,261	80
Total operating expenses	1,301,606	997,492	30%
Operating income	287,511	321,641	(11)%
Interest expense
Securitization funding costs	23,143	22,763	2
Interest expense on deposits	13,719	9,064	51
Interest expense on long-term and other debt, net	45,236	29,637	53
Total interest expense, net	82,098	61,464	34
Income before income tax	$205,413	$260,177	(21)%
Provision for income taxes	75,031	95,229	(21)
Net income	$130,382	$164,948	(21)%

Key Operating Metrics:
Credit card statements generated	60,025	52,319	15%
Credit sales	$6,000,355	$4,479,375	34%
Average credit card and loan receivables	$11,369,434	$8,736,664	30%
AIR MILES reward miles issued	1,355,744	1,286,668	5%
AIR MILES reward miles redeemed	1,061,336	992,761	7%
Revenue. Total revenue increased $270.0 million, or 20%, to $1.6 billion for the three months ended September 30, 2015 from $1.3 billion for the three months ended September 30, 2014. The net increase was due to the following:
•	Transaction. Revenue decreased $4.0 million, or 5%, to $83.1 million for the three months ended September 30, 2015. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $5.1 million as a result of the decline in the Canadian dollar relative to the U.S. dollar. In Canadian dollars, issuance fees increased due to the growth in issuance over the last several quarters. This decrease was offset in part by an increase in servicing fees charged to our credit cardholders.
•	Redemption. Revenue decreased $11.5 million, or 5%, to $220.9 million for the three months ended September 30, 2015. Revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $43.2 million decrease in revenue. This decrease was offset in part by the increase in loyalty programs in the market during the three months ended September 30, 2015.

Index
•	Finance charges, net. Revenue increased $140.0 million, or 23%, to $737.9 million for the three months ended September 30, 2015. This increase was driven by a 30% increase in average credit card and loan receivables, which increased revenue $180.2 million through a combination of recent credit card portfolio acquisitions and strong cardholder spending. This increase was offset in part by a 140 basis point decline in finance charge yield, which decreased revenue by $40.1 million. Our finance charge yield has been negatively impacted by the growth of our co-brand credit card programs.
•	Marketing Services. Revenue increased $145.4 million, or 41%, to $499.0 million for the three months ended September 30, 2015. The increase in revenue was driven by the Conversant acquisition, which added $129.3 million. Additionally, revenue increased $17.5 million within our Epsilon segment due to database builds completed and placed into production for new clients as well as continued growth in services to existing clients and strength in the automotive vertical, all of which have offset some weakness within our agency offerings.
Cost of operations. Cost of operations increased $133.7 million, or 17%, to $901.1 million for the three months ended September 30, 2015 as compared to $767.4 million for the three months ended September 30, 2014. The net increase resulted from the following:
•	Within the LoyaltyOne segment, cost of operations decreased $20.0 million, impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $45.1 million decrease in cost of operations. In local currency, cost of operations increased during this period as a result of the increase in the cost of redemptions due to the number of programs in the market as compared to the prior year period.
•	Within the Epsilon segment, cost of operations increased $109.7 million due to the Conversant acquisition, which added $96.9 million. Excluding Conversant, cost of operations increased $12.8 million due to an increase of $7.7 million in direct expenses associated with the increase in revenue and an increase of $5.1 million in payroll and benefits expense associated with the addition of associates to support growth.
•	Within the Card Services segment, cost of operations increased by $45.3 million as operating costs increased $30.3 million due to increased credit card processing expenses resulting from higher volumes, and increased marketing expenses to support the growth in credit sales. Additionally, payroll and benefit expenses increased $15.0 million due to an increase in the number of associates.
Provision for loan loss. Provision for loan loss increased $57.1 million, or 50%, to $171.7 million for the three months ended September 30, 2015 as compared to $114.6 million for the three months ended September 30, 2014. The increase in the provision was driven by growth in our credit card and loan receivables, which increased by 27%, and an increase in the net principal loss rate.
General and administrative. General and administrative expenses increased $1.7 million, or 4%, to $40.9 million for the three months ended September 30, 2015 as compared to $39.2 million for the three months ended September 30, 2014. Lower discretionary benefit costs and professional fees were offset by higher foreign currency exchange gains in the prior year period related to the contingent liability associated with the BrandLoyalty acquisition and the related foreign currency exchange forward contract.
Regulatory settlement. For the three months ended September 30, 2015, we incurred approximately $64.6 million in expenses primarily associated with consent orders with the Federal Deposit Insurance Corporation, or FDIC, to provide restitution of approximately $61.5 million to eligible customers and $2.5 million in civil money penalties to the FDIC.
Depreciation and other amortization. Depreciation and other amortization increased $8.4 million, or 30%, to $36.5 million for the three months ended September 30, 2015, as compared to $28.1 million for the three months ended September 30, 2014, due to additional assets placed into service resulting from both the Conversant acquisition and recent capital expenditures.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $38.7 million, or 80%, to $86.9 million for the three months ended September 30, 2015 as compared to $48.3 million for the three months ended September 30, 2014. The increase relates to $41.9 million of additional amortization associated with the intangible assets from the Conversant acquisition.
Interest expense, net. Total interest expense, net increased $20.6 million, or 34%, to $82.1 million for the three months ended September 30, 2015 as compared to $61.5 million for the three months ended September 30, 2014. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $0.4 million as higher average borrowings were offset in part by lower average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $4.6 million due to an increase in average borrowings with comparable average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $15.6 million, primarily due to an $11.1 million increase associated with both the $1.4 billion incremental term loan borrowed in December 2014 and the $600.0 million Senior Notes due 2022 issued in July 2014 as well as a $3.1 million increase related to additional borrowings on our revolving line of credit.
Taxes. Income tax expense decreased $20.2 million to $75.0 million for the three months ended September 30, 2015 from $95.2 million for the three months ended September 30, 2014 due to a decrease in taxable income.

Index
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
	Nine Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Revenues	(In thousands, except percentages)
Transaction	$263,195	$251,390	5%
Redemption	747,192	744,658	—
Finance charges, net	2,101,360	1,672,339	26
Marketing services	1,435,520	1,021,813	40
Other revenue	143,625	126,991	13
Total revenue	4,690,892	3,817,191	23%
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,787,501	2,323,210	20
Provision for loan loss	461,944	281,811	64
General and administrative	111,992	101,498	10
Regulatory settlement	64,563	—	100
Depreciation and other amortization	104,983	79,555	32
Amortization of purchased intangibles	262,131	145,144	81
Total operating expenses	3,793,114	2,931,218	29%
Operating income	897,778	885,973	1%
Interest expense
Securitization funding costs	71,509	67,974	5
Interest expense on deposits	37,099	25,526	45
Interest expense on long-term and other debt, net	132,212	98,643	34
Total interest expense, net	240,820	192,143	25
Income before income tax	656,958	693,830	(5)%
Provision for income taxes	231,705	253,946	(9)
Net income	$425,253	$439,884	(3)%

Key Operating Metrics:
Credit card statements generated	177,920	154,448	15%
Credit sales	$16,968,812	$12,591,188	35%
Average credit card and loan receivables	$10,970,979	$8,309,963	32%
AIR MILES reward miles issued	4,066,816	3,680,226	11%
AIR MILES reward miles redeemed	3,416,116	3,087,839	11%
Revenue. Total revenue increased $873.7 million, or 23%, to $4.7 billion for the nine months ended September 30, 2015 from $3.8 billion for the nine months ended September 30, 2014. The increase was due to the following:
•	Transaction. Revenue increased $11.8 million, or 5%, to $263.2 million for the nine months ended September 30, 2015 due to an increase in servicing fees charged to our credit cardholders. This increase was partially offset as AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $7.1 million due to the decline in the Canadian dollar relative to the U.S. dollar. In Canadian dollars, issuance fees increased due to the growth in issuance over the last several quarters.
•	Redemption. Revenue increased $2.5 million to $747.2 million for the nine months ended September 30, 2015. Despite the impact of foreign currency exchange rates, which negatively impacted revenue by $138.2 million, revenue increased due to a higher number of short-term loyalty programs in the market for the nine months ended September 30, 2015 as compared to the prior year period.

Index
•	Finance charges, net. Revenue increased $429.0 million, or 26%, to $2.1 billion for the nine months ended September 30, 2015 due to a 32% increase in average credit card and loan receivables, which increased revenue $535.5 million. This increase was offset in part by a 130 basis point decline in finance charge yield, which decreased revenue by $106.5 million. Our finance charge yield has been negatively impacted by the growth in our co-brand credit card programs.
•	Marketing services. Revenue increased $413.7 million, or 40%, to $1.4 billion for the nine months ended September 30, 2015. The Conversant acquisition added $373.7 million in revenue. Additionally, revenue increased $46.1 million within our Epsilon segment due to database builds completed and placed into production for new clients and strength in the automotive vertical, both of which have offset some weakness within our agency offerings.
•	Other revenue. Revenue increased $16.6 million, or 13%, to $143.6 million for the nine months ended September 30, 2015 due to the Conversant acquisition.
Cost of operations. Cost of operations increased $464.3 million, or 20%, to $2.8 billion for the nine months ended September 30, 2015 as compared to $2.3 billion for the nine months ended September 30, 2014. The increase resulted from the following:
•	Within the LoyaltyOne segment, cost of operations increased $0.2 million due to an increase in the cost of redemptions associated with the increase in redemption revenue as discussed above, offset in part by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $139.5 million decrease in cost of operations.
•	Within the Epsilon segment, cost of operations increased $328.2 million due primarily to the Conversant acquisition, which added $285.8 million. The remaining increase is due to an increase in payroll and benefits expense of $15.9 million associated with the addition of associates to support growth, including the onboarding of new clients, and an increase of $26.3 million in direct processing expenses associated with the increase in revenue.
•	Within the Card Services segment, cost of operations increased by $140.0 million. Payroll and benefits expense increased $37.3 million due to the addition of associates to support growth, and marketing expenses increased $14.5 million to support the growth in credit sales. Other operating expenses increased $88.2 million due to higher credit card processing costs associated with the increase in the number of statements generated and higher data processing expenses.
Provision for loan loss. Provision for loan loss increased $180.1 million, or 64%, to $461.9 million for the nine months ended September 30, 2015 as compared to $281.8 million for the nine months ended September 30, 2014. The increase in the provision was driven by growth in our credit card and loan receivables and the turnover of credit card receivables acquired in 2014.
General and administrative. General and administrative expenses increased $10.5 million, or 10%, to $112.0 million for the nine months ended September 30, 2015 as compared to $101.5 million for the nine months ended September 30, 2014, due to an increase in payroll expense and higher discretionary benefits.
Regulatory settlement. For the nine months ended September 30, 2015, we incurred approximately $64.6 million in expenses primarily associated with consent orders with the FDIC to provide restitution of approximately $61.5 million to eligible customers and $2.5 million in civil money penalties to the FDIC.
Depreciation and other amortization. Depreciation and other amortization increased $25.4 million, or 32%, to $105.0 million for the nine months ended September 30, 2015 as compared to $79.6 million for the nine months ended September 30, 2014, due to additional assets placed in service resulting from both the Conversant acquisition and recent capital expenditures.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $117.0 million, or 81%, to $262.1 million for the nine months ended September 30, 2015 as compared to $145.1 million for the nine months ended September 30, 2014. The increase relates to $125.7 million of additional amortization associated with the intangible assets from the Conversant acquisition.

Index
Interest expense, net. Total interest expense, net increased $48.7 million, or 25%, to $240.8 million for the nine months ended September 30, 2015 as compared to $192.1 million for the nine months ended September 30, 2014. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $3.5 million, as higher average borrowings were offset in part by lower average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $11.6 million due to an increase in average borrowings, offset in part by lower average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $33.6 million as a result of a $43.8 million increase in interest expense associated with both the $1.4 billion incremental term loan borrowed in December 2014 and the $600.0 million Senior Notes due 2022 issued in July 2014 as well as a $4.0 million increase related to additional borrowings on our revolving line of credit. These increases were offset by a decrease in interest expense of $17.5 million associated with the convertible senior notes that were repaid at maturity in May 2014.
Taxes. Income tax expense decreased $22.2 million to $231.7 million for the nine months ended September 30, 2015 from $253.9 million for the nine months ended September 30, 2014 due to a decline in the effective tax rate as well as a decrease in taxable income. The effective tax rate for the nine months ended September 30, 2015 improved to 35.3% as compared to 36.6% for the nine months ended September 30, 2014, primarily due to a favorable state tax ruling and a lapse in an applicable statute of limitations.
Segment Revenue and Adjusted EBITDA, net
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
	Three Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Revenue:	(In thousands, except percentages)
LoyaltyOne	$299,143	$324,484	(8)%
Epsilon	532,448	377,554	41
Card Services	763,997	622,330	23
Corporate/Other	138	144	nm
Eliminations	(6,609)	(5,379)	nm
Total	$1,589,117	$1,319,133	20%
Adjusted EBITDA, net (1):
LoyaltyOne	$64,491	$69,486	(7)%
Epsilon	135,035	84,295	60
Card Services	289,163	254,601	14
Corporate/Other	(35,739)	(32,358)	10
Total	$452,950	$376,024	20%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, amortization of purchased intangibles and regulatory settlement, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
nm – not meaningful.

Index
Revenue. Total revenue increased $270.0 million, or 20%, to $1.6 billion for the three months ended September 30, 2015 from $1.3 billion for the three months ended September 30, 2014. The net increase was due to the following:
•	LoyaltyOne. Revenue decreased $25.3 million, or 8%, to $299.1 million for the three months ended September 30, 2015. Revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $58.9 million decrease in revenue. This decrease was offset in part by the increase in short-term loyalty programs in the market during the three months ended September 30, 2015 as compared to the prior year period.
•	Epsilon. Revenue increased $154.9 million, or 41%, to $532.4 million for the three months ended September 30, 2015 due primarily to the Conversant acquisition, which added $137.6 million. Revenue also increased due to the completion of database builds for new clients placed in production, as well as continued growth in services to existing clients and strength in the automotive vertical, all of which have offset some weakness within our agency offerings.
•	Card Services. Revenue increased $141.7 million, or 23%, to $764.0 million for the three months ended September 30, 2015. Finance charges, net increased by $140.0 million, driven by a 30% increase in average credit card and loan receivables, which was a result of recent portfolio acquisitions and strong cardholder spending. Other servicing fees charged to our credit cardholders increased $1.9 million due to higher volumes.
Adjusted EBITDA, net. Adjusted EBITDA, net increased $76.9 million, or 20%, to $453.0 million for the three months ended September 30, 2015 from $376.0 million for the three months ended September 30, 2014. The net increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net decreased $5.0 million, or 7%, to $64.5 million for the three months ended September 30, 2015. Adjusted EBITDA, net was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $12.8 million decrease in adjusted EBITDA, net, offset in part by the increase in short-term loyalty programs in the market during the three months ended September 30, 2015 as compared to the prior year period.
•	Epsilon. Adjusted EBITDA, net increased $50.7 million, or 60%, to $135.0 million for the three months ended September 30, 2015. Adjusted EBITDA, net was positively impacted by the acquisition of Conversant, which contributed $45.8 million, and new database builds placed into production.
•	Card Services. Adjusted EBITDA, net increased $34.6 million, or 14%, to $289.2 million for the three months ended September 30, 2015. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from both an increase in credit card and loan receivables and an increase in the net loss rate.
•	Corporate/Other. Adjusted EBITDA, net decreased $3.4 million to a loss of $35.7 million for the three months ended September 30, 2015 as lower discretionary benefit costs and professional fees were offset by higher foreign currency exchange gains in the prior year period related to the contingent liability associated with the BrandLoyalty acquisition and the related foreign currency exchange forward contract.

Index
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
	Nine Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Revenue:	(In thousands, except percentages)
LoyaltyOne	$988,755	$1,009,037	(2)%
Epsilon	1,532,521	1,082,111	42
Card Services	2,189,113	1,741,384	26
Corporate/Other	280	372	nm
Eliminations	(19,777)	(15,713)	nm
Total	$4,690,892	$3,817,191	23%
Adjusted EBITDA, net (1):
LoyaltyOne	$197,221	$212,020	(7)%
Epsilon	351,225	207,189	70
Card Services	822,351	708,509	16
Corporate/Other	(95,007)	(85,173)	12
Total	$1,275,790	$1,042,545	22%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, amortization of purchased intangibles and regulatory settlement, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
nm – not meaningful.
Revenue. Total revenue increased $873.7 million, or 23%, to $4.7 billion for the nine months ended September 30, 2015 from $3.8 billion for the nine months ended September 30, 2014. The net increase was due to the following:
•	LoyaltyOne. Revenue decreased $20.3 million, or 2%, to $988.8 million for the nine months ended September 30, 2015. Revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $174.2 million decrease in revenue. This decrease was offset in part by a greater number of short-term loyalty programs in the market during the nine months ended September 30, 2015 as compared to the prior year period.
•	Epsilon. Revenue increased $450.4 million, or 42%, to $1.5 billion for the nine months ended September 30, 2015. The Conversant acquisition added $398.6 million. Excluding the Conversant acquisition, Epsilon's revenue increased $51.8 million as a result of the completion of database builds placed in production for new clients and strength in the automotive vertical, both of which have offset some weakness within our agency offerings.
•	Card Services. Revenue increased $447.7 million, or 26%, to $2.2 billion for the nine months ended September 30, 2015. Finance charges, net increased by $429.0 million, driven by a 32% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Other servicing fees charged to our credit cardholders increased $19.5 million due to higher volumes.
Adjusted EBITDA, net. Adjusted EBITDA, net increased $233.2 million, or 22%, to $1.3 billion for the nine months ended September 30, 2015 from $1.0 billion for the nine months ended September 30, 2014. The net increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net decreased $14.8 million, or 7%, to $197.2 million for the nine months ended September 30, 2015. Adjusted EBITDA, net was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $32.0 million decrease in adjusted EBITDA, net, offset in part by the number of short-term loyalty programs in the market as compared to the nine months ended September 30, 2014.

Index
•	Epsilon. Adjusted EBITDA, net increased $144.0 million, or 70%, to $351.2 million for the nine months ended September 30, 2015. The Conversant acquisition added $133.5 million. Excluding the Conversant acquisition, adjusted EBITDA, net increased by $10.5 million driven by database builds completed and placed in production for new clients.
•	Card Services. Adjusted EBITDA, net increased $113.8 million, or 16%, to $822.4 million for the nine months ended September 30, 2015. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net decreased $9.8 million to a loss of $95.0 million for the nine months ended September 30, 2015 due primarily to an increase in payroll expense and higher discretionary benefits.
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
The following table presents the delinquency trends of our credit card and loan receivables portfolio:
	September 30, 2015	% of Total	December 31, 2014	% of Total
	(In thousands, except percentages)
Receivables outstanding – principal	$11,297,882	100.0%	$10,762,498	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	175,018	1.5%	157,760	1.4%
61 to 90 days	113,360	1.0	93,175	0.9
91 or more days	225,553	2.0	182,945	1.7
Total	$513,931	4.5%	$433,880	4.0%
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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except percentages)
Average credit card receivables	$11,369,434	$8,736,664	$10,970,979	$8,309,963
Net charge-offs of principal receivables	123,748	87,803	365,369	275,126
Net charge-offs as a percentage of average credit card receivables	4.4%	4.0%	4.4%	4.4%
See Note 4, "Credit Card and Loan Receivables," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.
Liquidity and Capital Resources
Operating Activities. We generated cash flow from operating activities of $1,031.2 million and $968.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash flow from operating activities during the nine months ended September 30, 2015 as compared to the prior year period is a result of non-cash charges to income, such as the increase in the provision for loan loss due to the increase in credit card receivables. Changes in the fair value of the contingent liability for the BrandLoyalty acquisition from the initial valuation are classified as an adjustment to cash flow from operating activities and, as such, the adjustment of $99.6 million during the first quarter of 2015 negatively impacted our cash flow from operating activities. Increases in working capital, due primarily to the reduction of accounts payable and accrued expenses, also negatively impacted our cash flow from operating activities.
We utilize our cash flow from operating activities for ongoing business operations, repayments of our revolving line of credit or other debt, acquisitions and capital expenditures.
Investing Activities. Cash used in investing activities was $1,103.0 million and $1,862.8 million for the nine months ended September 30, 2015 and 2014, respectively. Significant components of investing activities are as follows:
•	Redemption settlement assets. Cash decreased $16.4 million and $48.9 million for the nine months ended September 30, 2015 and 2014, respectively. The use of cash in the nine months ended September 30, 2014 was related to an increase in funding related to the change in breakage rate at December 31, 2013.
•	Restricted cash. During the nine months ended September 30, 2014, we collected principal accumulation of $316.5 million for the repayment of non-recourse borrowings of consolidated securitized debt that was repaid in October 2014.
•	Credit card and loan receivables, net. Cash decreased $913.8 million and $633.3 million for the nine months ended September 30, 2015 and 2014, respectively, due to growth in credit card receivables associated with recent portfolio acquisitions and strong core cardholder spending.
•	Purchase of credit card portfolios. During the nine months ended September 30, 2014, we paid $379.6 million to acquire two co-brand credit card portfolios.
•	Proceeds from the sale of credit card portfolio. During the nine months ended September 30, 2015, we sold a credit card portfolio, resulting in proceeds of approximately $26.9 million.
•	Payments for acquired business, net of cash acquired. During the nine months ended September 30, 2015, we acquired two Netherlands-based loyalty marketing businesses for approximately $45.4 million. During the nine months ended September 30, 2014, we utilized cash of $259.5 million for the acquisition of our 60% ownership interest in BrandLoyalty on January 2, 2014.
•	Capital expenditures. Cash paid for capital expenditures was $140.1 million and $114.6 million for the nine months ended September 30, 2015 and 2014, respectively. We anticipate capital expenditures to continue to be approximately 3% of annual revenue.
•	Purchases of other investments. During the nine months ended September 30, 2014, we purchased $100.1 million of U.S. Treasury bonds.

Index
Financing Activities. Cash used in financing activities was $7.1 million for the nine months ended September 30, 2015, compared to cash provided by financing activities of $564.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the primary uses of cash were to acquire treasury shares of $856.9 million, settle the BrandLoyalty contingent liability of $205.9 million and acquire the additional 10% ownership in BrandLoyalty for $87.4 million. These uses were partially offset by the issuance of the new term loan of $200.0 million in September 2015 and borrowings under our debt agreements. For the nine months ended September 30, 2014, cash provided by financing activities was primarily from new borrowings, including the $600.0 million issuance of senior notes due 2022 in July 2014.
Liquidity Sources. In addition to cash generated from operating activities, our primary sources of liquidity include our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreements and issuances of debt and equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We continue to expand our certificates of deposit and our money market deposits to supplement liquidity for our credit card and loan receivables.
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets, and of Tier 1 capital to average assets. The Common Equity Tier 1 risk-based ratio, Tier 1 risk-based ratio, total risk-based capital ratio and Tier 1 leverage ratio for Comenity Bank were 16.5%, 16.5%, 17.8% and 15.6%, respectively, at September 30, 2015. The Common Equity Tier 1 risk-based ratio, Tier 1 risk-based ratio, total risk-based capital ratio and Tier 1 leverage ratio for Comenity Capital Bank were 13.7%, 13.7%, 15.0% and 13.8%, respectively, at September 30, 2015. Comenity Bank and Comenity Capital Bank are considered well capitalized.
We believe that internally generated funds and other sources of liquidity discussed above will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.
As of September 30, 2015, we were in compliance with our debt covenants.
2013 Credit Facility. In September 2015, we amended our credit agreement, or the 2013 Credit Facility, and borrowed incremental term loans in the aggregate principal amount of $200.0 million that mature on September 23, 2016. These term loans bear interest at the same rates and are generally subject to the same terms as the existing term loans under the 2013 Credit Facility. Subsequent to the amendment, our 2013 Credit Facility provides for $2.85 billion in term loans, subject to certain principal repayments, and a $1.3 billion revolving line of credit.
As of September 30, 2015, we had $749.0 million outstanding under the 2013 Credit Facility and total availability of $551.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.7 to 1 at September 30, 2015, as compared to the maximum covenant ratio of 3.5 to 1.
BrandLoyalty Credit Agreement. In August 2015, BrandLoyalty amended its credit agreement. The BrandLoyalty credit agreement, as amended, provides for a committed revolving line of credit of €62.5 million and an uncommitted revolving line of credit of €62.5 million, both of which are scheduled to mature on August 25, 2018. As of September 30, 2015, the amount outstanding under the BrandLoyalty credit agreement was €103.2 million ($115.3 million).
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
As of September 30, 2015, the WFN Trusts and the WFC Trust had approximately $8.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

Index
At September 30, 2015, we had $5.0 billion of non-recourse borrowings of consolidated securitization entities, of which $1.2 billion is due within the next 12 months. As of September 30, 2015, total capacity under the conduit facilities was $2.1 billion, of which $1.0 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.
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
In April 2015, Master Trust I issued $500.0 million of asset-backed term notes, $140.0 million of which were retained and eliminated from the unaudited condensed consolidated financial statements. These securities mature in April 2018 and have a variable interest rate equal to the London Interbank Offered Rate plus a margin of 0.48%.
In April 2015, we amended our 2009-VFN conduit facility, extending the maturity to March 31, 2017. In May 2015, we renewed our 2009-VFC1 conduit facility, increasing its capacity from $440.0 million to $900.0 million and extending the maturity to May 1, 2017.
In June 2015, $450.0 million of Series 2010-A asset-backed term notes, $56.2 million of which were retained by us and eliminated from the unaudited condensed consolidated financial statements, matured and were repaid.
In August 2015, Master Trust I issued $625.0 million of asset-backed term notes, $150.0 million of which were retained and eliminated from the unaudited condensed consolidated financial statements. These securities mature in August 2020 and have a fixed interest rate of 2.55%.
In September 2015, $394.7 million of Series 2014-B asset-backed term notes, $94.7 million of which were retained by us and eliminated from the unaudited condensed consolidated financial statements, matured and were repaid.
In October 2015, Master Trust I issued $389.6 million of asset-backed term notes, $89.6 million of which were retained by us and eliminated from the unaudited condensed consolidated financial statements. These securities mature in May 2017 and have a fixed interest rate of 1.26%.
The following table shows the maturities of borrowing commitments as of September 30, 2015 for the WFN Trusts and the WFC Trust by year:
	2015	2016	2017	2018	2019 and Thereafter	Total
	(In thousands)
Term notes	$—	$1,050,000	$650,000	$991,000	$1,277,166	$3,968,166
Conduit facilities (1)	—	450,000	1,600,000	—	—	2,050,000
Total (2)	$—	$1,500,000	$2,250,000	$991,000	$1,277,166	$6,018,166

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.6 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.
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
See Note 9, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.
Repurchase of Equity Securities. During the nine months ended September 30, 2015, we repurchased approximately 3.1 million shares of our common stock for an aggregate amount of $864.5 million.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 or June 30, 2015.
Current and proposed regulation and legislation relating to our card services could limit our business activities, product offerings and fees charged and may have a significant impact on our business, results of operations and financial condition.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted into law. The Dodd-Frank Act, among other things, includes a sweeping reform of the regulation and supervision of financial institutions, as well as of the regulation of derivatives and capital market activities.
The full impact of the Dodd-Frank Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations, and some of the final implementing regulations have not yet been issued. In addition, the Dodd-Frank Act mandates multiple studies, which could result in future legislative or regulatory action. In particular, the Government Accountability Office issued its study on whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exemptions to the definition of "bank" under the Bank Holding Company Act for certain institutions including limited purpose credit card banks and industrial loan companies. The study did not recommend the elimination of these exemptions. However, if legislation were enacted to eliminate these exemptions without any grandfathering of or accommodations for existing institutions, we could be required to become a bank holding company and cease certain of our activities that are not permissible for bank holding companies or divest our credit card bank subsidiary, Comenity Bank, or our industrial bank subsidiary, Comenity Capital Bank.
The Dodd-Frank Act created a Consumer Financial Protection Bureau ("CFPB"), a new federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations. It is unclear what changes will be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and will enforce those laws against and examine certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates.
While the CFPB does not examine Comenity Bank and Comenity Capital Bank, it will receive information from their primary federal regulator. In addition, the CFPB's broad rulemaking authority is expected to impact their operations. For example, the CFPB's rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") by the Board of Governors of the Federal Reserve System. The CFPB's ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Furthermore, the CFPB has broad authority to prevent "unfair, deceptive or abusive" acts or practices and has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return. It is unclear what changes would be promulgated by the CFPB and what effect, if any, such changes would have on our credit accounts.
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

Index
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
In the normal course of business, from time to time, Comenity Bank and Comenity Capital Bank have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with their business activities. While historically the arbitration provision in each bank's customer agreement has generally limited such bank's exposure to consumer class action litigation, there can be no assurance that the banks will be successful in enforcing the arbitration clause in the future. There may also be legislative, administrative or regulatory efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Recently, the CFPB publicly announced that it is considering proposing rules that would ban consumer financial companies from using arbitration clauses that limit a consumer's right to participate in class action litigation.
Comenity Bank and Comenity Capital Bank are also involved, from time to time, in reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding the bank's business, which could subject the bank to significant fines, penalties, obligations to change its business practices or other requirements. For example, in September 2015, each bank entered into a consent order with the FDIC agreeing to collectively provide restitution of approximately $61.5 million to eligible customers, to pay $2.5 million in civil money penalties to the FDIC and to make further enhancements to their compliance and other processes related to the marketing, promotion and sale of add-on products.
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
The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients' requirements and our profitability and cash flow targets. While 48 states and the District of Columbia have enacted data breach notification laws, there is no such federal law generally applicable to our businesses. Data breach notification legislation has been proposed widely and exists in specific countries and jurisdictions in which we conduct business. If enacted, these legislative measures could impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. In addition to the United States, Canadian and European Union regulations discussed below, we have expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional or more stringent legislation and regulations regarding consumer or private sector privacy.

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
In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Similar measures were implemented in Canada beginning September 1, 2008. Regulations in both the United States and Canada give consumers the ability to "opt out," through a national do-not-call registry and state do-not-call registries of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our clients. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties. Further, the Federal Communications Commission has approved interpretations of rules related to the Telephone Consumer Protection Act defining robo-calls, which may affect our ability to contact customers and may increase our litigation exposure.
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
In the European Union, the Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements.  The Directive may be superseded by the General Data Protection Regulation proposed in January 2012 which would create one standard for the European Union member states but could limit our ability to provide services and information to our customers.  In October 2015, the Court of Justice of the European Union ruled that the EU-U.S. Safe Harbor Framework enabling transfers of personal data between the EU and the U.S. is invalid, which may affect our ability to transfer data out of the EU in providing service for our customers.
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

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2015:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(Dollars in millions)
During 2015:
July 1-31	306,940	$278.39	300,907	$217.6
August 1-31	120,205	261.60	115,000	187.5
September 1-30	207,852	253.49	205,000	135.5
Total	634,997	$267.06	620,907	$135.5

(1)	During the period represented by the table, 14,090 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2015 to acquire up to $1.0 billion of our outstanding common stock through December 31, 2015. The stock repurchase plan is subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.

Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.	Other Information.
(a) Dismissal of Delaware Litigation; Fee and Expense Application Hearing
The Company, as well as Conversant and the former directors of Conversant, was named as a defendant in In Re Conversant, Inc. Stockholder Litigation, C.A. No. 10174-VCL, the Court of Chancery of the State of Delaware. In November of 2014, the parties entered into a memorandum of understanding to preliminarily resolve the Delaware litigation. The plaintiffs in this consolidated action, who had sued on behalf of a putative class of Conversant shareholders (the "Class"), have elected not to seek final approval of that settlement, dismissed their claims against all defendants (which the Court granted with prejudice as to the Delaware plaintiffs on October 22, 2015), and have indicated that they intend to submit an application for an award of attorney's fees and reimbursement of expenses (the "Fee and Expense Application") in connection with certain disclosure claims that they believe plaintiffs caused to be mooted through certain disclosures made by the Company and Conversant in connection with the preliminary settlement. The Court has scheduled a hearing (the "Fee and Expense Application Hearing") to be held on February 10, 2016 at 2:00 p.m. in the New Castle County Courthouse, located at 500 North King Street, Wilmington, DE 19801 to: (a) consider the application by the plaintiffs' counsel for attorneys' fees and expenses; (b) hear and determine any objections to the Fee and Expense Application; and (c) rule on such other matters as the Court may deem appropriate. The defendants have reserved all rights to oppose any such Fee and Expense Application.
Any member of the Class who objects to the Fee and Expense Application, or who otherwise, wishes to be heard may appear in person or by such member's attorney at the Fee and Expense Application Hearing and present evidence or argument that may be proper and relevant; provided, however, that except for good cause shown, no person shall be heard and no papers, briefs, pleadings or other documents submitted by any person shall be considered by the Court unless not later than fourteen (14) calendar days prior to the Fee and Expense Application Hearing such person files with the Court and serves upon counsel listed below: (a) a written notice of intention to appear; (b) a statement of such person's objections to any matters before the Court; and (c) the grounds for such objections and the reasons that such person desires to appear and be heard, documentation evidencing membership in the Class as well as documents or writings such person desires the Court to consider.  Such filings shall be filed with the Court and served upon the following counsel:

Raymond J. DiCamillo, Esq.
RICHARDS, LAYTON & FINGER, P.A.
920 North King Street
Wilmington, Delaware 19801

-	and to -

Frank A. Bottini, Esq.
BOTTINI & BOTTINI, INC.
7817 Ivanhoe Ave., Suite 102
La Jolla, CA 92037
Unless the Court otherwise directs, no person shall be entitled to object to the approval of the Fee and Expense Application, any judgment entered thereon, or otherwise be heard, except by serving and filing a written objection and supporting papers and documents as described in the preceding paragraph. Any person who fails to object in the manner described above shall be deemed to have waived the right to object (including any right of appeal) and shall be forever barred from raising such objection in this or any other action or proceeding.
(b) None

Index
Item 6.	Exhibits.
(a) Exhibits:
EXHIBIT INDEX
			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Second Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	3/3/00

3.2	(a)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	6/7/13

3.3	(a)	Fourth Amended and Restated Bylaws of the Registrant.	8-K	3.2	6/7/13

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Series 2015-B Indenture Supplement, dated as of August 21, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/25/15

10.2	(a)	Amendment and Restatement Agreement, dated as of August 25, 2015, including Amended and Restated Facilities Agreement, as amended, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank Nederland N.V. (as Arranger) and ING Bank N.V. (as Arranger, Agent and Security Agent).	8-K	10.1	8/28/15

10.3	(a)	Second Amendment to Credit Agreement, dated as of September 25, 2015, by and among Alliance Data Systems Corporation, as borrower, and certain of its subsidiaries as guarantors, Wells Fargo Bank, N.A., as Administrative Agent and Letter of Credit Issuer, and various other lenders.	8-K	10.1	9/29/15

10.4	(b) (c) (d)	Series 2015-C Indenture Supplement, dated as of October 27, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	10/29/15

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)
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
Date: November 5, 2015
By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer
Date: November 5, 2015