Form 10-K
period 2015-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2016-02-25
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500 Dallas Parkway, Suite 700
Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)
(214) 494-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17.6 billion (based upon the closing price on the New York Stock Exchange on June 30, 2015 of $291.94 per share).

As of February 16, 2016, 59,261,410 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2016 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

ALLIANCE DATA SYSTEMS CORPORATION

Index
Caution Regarding Forward-Looking Statements
This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as "believe," "expect," "anticipate," "estimate," "intend," "project," "plan," "likely," "may," "should" or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this release, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

•	loss of, or reduction in demand for services from, significant clients;
•	increased redemptions by AIR MILES® Reward Program collectors;
•	increases in the cost of doing business, including the cost to fulfill redemptions for the AIR MILES Reward Program and market interest rates;
•	loss of active AIR MILES Reward Program collectors;
•	disruptions in the airline or travel industries;
•	failure to identify or successfully integrate business acquisitions;
•	increases in net charge-offs in credit card and loan receivables;
•	inability to access the asset-backed securitization funding market;
•	unfavorable fluctuations in foreign currency exchange rates;
•	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
•	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
•	failure to maintain exemption from regulation under the Bank Holding Company Act;
•	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
•	loss of consumer information due to compromised physical or cyber security; and
•	those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this Form 10-K speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

Index
PART I
Item 1.	Business.
Our Company
We are a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based businesses in a variety of industries. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, end-to-end marketing services, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, online, email, social media, mobile, direct mail and telephone. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are more valued as businesses shift marketing resources away from traditional mass marketing toward more targeted marketing programs that provide measurable returns on marketing investments.
Our client base of more than 1,500 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Sobeys Inc., Shell Canada Products, AstraZeneca, Hilton, Bank of America, General Motors, FedEx, Kraft, Victoria's Secret, Lane Bryant, Pottery Barn, J. Crew and Ann Taylor. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, automotive, hospitality and travel, telecommunications, insurance and healthcare. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.
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
Our Market Opportunity and Growth Strategy
We intend to continue capitalizing on the shift in traditional advertising and marketing spend to highly targeted marketing programs. We intend to enhance our position as a leading global provider of data-driven marketing and loyalty solutions and to continue our growth in revenue and earnings by pursuing the following strategies:
•	Capitalize on our Leadership in Highly Targeted and Data-Driven Consumer Marketing. As consumer-based businesses shift their marketing spend to data-driven marketing strategies, we believe we are well-positioned to acquire new clients and sell additional services to existing clients based on our extensive experience in capturing and analyzing our clients' customer transaction data to develop targeted marketing programs. We believe our comprehensive portfolio of high-quality targeted marketing and loyalty solutions provides a competitive advantage over other marketing services firms with more limited service offerings. We seek to extend our leadership position by continuing to improve the breadth and quality of our products and services. We intend to enhance our leadership position in loyalty and marketing solutions by expanding the scope of the Canadian AIR MILES Reward Program, by continuing to develop stand-alone loyalty programs such as the Hilton HHonors® and Citi Thank You® programs as well as short-term loyalty programs, and by increasing our penetration in the retail sector with our integrated marketing and credit services offering.
•	Sell More Fully Integrated End-to-End Marketing Solutions. In our Epsilon® segment, we have assembled what we believe is the industry's most comprehensive suite of targeted and data-driven marketing services, including marketing strategy consulting, data services, marketing technology services, marketing analytics, creative design and delivery services such as video, mobile and permission-based email communications. We offer an end-to-end solution to clients, providing a significant opportunity to expand our relationships with existing clients, the majority of whom do not currently purchase our full suite of services. In addition, we further intend to integrate our product and service offerings so that we can provide clients with a comprehensive portfolio of targeted marketing solutions, including coalition and individual loyalty programs, private label and co-brand retail credit card programs and other data-driven marketing solutions. By selling integrated solutions across our entire client base, we have a significant opportunity to maximize the value of our long-standing client relationships.
•	Continue to Expand our Global Footprint. Global reach is increasingly important as our clients grow into new markets, and we are well positioned to cost-effectively increase our global presence. We believe continued international expansion will provide us with strong revenue growth opportunities. In 2014, with our acquisition of our interests in BrandLoyalty Group B.V., or BrandLoyalty, and the acquisition of Conversant Inc., or Conversant, we expanded our presence in Europe, Asia, and Latin America, which provides an opportunity to leverage our core competencies in these markets. We also own approximately 37% of CBSM-Companhia Brasileira De Servicos De Marketing, the operator of the dotz coalition loyalty program, or dotz, which continues to expand its presence in Brazil with dotz operating in 13 markets as of December 31, 2015.
•	Optimize our Business Portfolio. We intend to continue to evaluate our products and services given our strategic direction and demand trends. While we are focused on realizing organic revenue growth and margin expansion, we will consider select acquisitions of complementary businesses that would enhance our product portfolio, market positioning or geographic presence.

Index
Products and Services
Our products and services are reported under three segments—LoyaltyOne®, Epsilon and Card Services, and are listed below. Financial information about our segments and geographic areas appears in Note 22, "Segment Information," of the Notes to Consolidated Financial Statements. In the first quarter of 2015, we renamed our Private Label Services and Credit segment to "Card Services."
Segment	Products and Services

LoyaltyOne	•	AIR MILES Reward Program

	•	Short-term Loyalty Programs

	•	Loyalty Services
—Loyalty consulting
—Customer analytics
—Creative services
—Mobile solutions

Epsilon	•	Marketing Services
—Agency services
—Marketing technology services
—Data services
—Strategy and analytical services
—Traditional and digital marketing

Card Services	•	Receivables Financing
—Underwriting and risk management
—Receivables funding

	•	Processing Services
—New account processing
—Bill processing
—Remittance processing
—Customer care

	•	Marketing Services

Index
LoyaltyOne
Our LoyaltyOne clients are focused on acquiring and retaining loyal and profitable customers. We use the information gathered through our loyalty programs to help our clients design and implement effective marketing programs. Our clients within this segment include financial services providers, grocers, drug stores, petroleum retailers and specialty retailers. LoyaltyOne operates the AIR MILES Reward Program and BrandLoyalty.
The AIR MILES Reward Program enables consumers, referred to as collectors, to earn AIR MILES reward miles as they shop across a broad range of retailers and other sponsors participating in the AIR MILES Reward Program. These AIR MILES reward miles can be redeemed by our collectors for travel or other rewards. Through our AIR MILES Cash program option, collectors can also instantly redeem their AIR MILES reward miles collected in the AIR MILES Cash program option toward in-store purchases at participating sponsors. Approximately two-thirds of Canadian households actively participate in the AIR MILES Reward Program, and it was recently named as an influential Canadian brand in Canada's Ipsos Influence Index.
The three primary parties involved in our AIR MILES Reward Program are: sponsors, collectors and suppliers, each of which is described below.
Sponsors. Approximately 170 brand name sponsors participate in our AIR MILES Reward Program, including Shell Canada Products, Jean Coutu, RONA, Amex Bank of Canada, Sobeys Inc. and Bank of Montreal.
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
Collectors. Collectors earn AIR MILES reward miles at thousands of retail and service locations, typically including any online presence the sponsor may have. Collectors can also earn AIR MILES reward miles at the many locations where collectors can use certain credit cards issued by Bank of Montreal and Amex Bank of Canada. This enables collectors to rapidly accumulate AIR MILES reward miles across a significant portion of their everyday spend. The AIR MILES Reward Program offers a reward structure that provides a quick, easy and free way for collectors to earn a broad selection of travel, entertainment and other lifestyle rewards through their day-to-day shopping at participating sponsors.
Suppliers. We enter into agreements with airlines, manufacturers of consumer electronics and other providers to supply rewards for the AIR MILES Reward Program. The broad range of rewards that can be redeemed is one of the reasons the AIR MILES Reward Program remains popular with collectors. Over 400 suppliers use the AIR MILES Reward Program as an additional distribution channel for their products. Suppliers include well-recognized companies in diverse industries, including travel, hospitality, electronics and entertainment.
BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for grocers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers across Europe and Asia, as well as around the world. These short-term loyalty programs are designed to drive traffic by attracting new customers and motivating existing customers to spend more because the reward is instant, topical and newsworthy. These programs are tailored for the specific client and are designed to reward key customer segments based on their spending levels during defined campaign periods. Rewards for these programs are sourced from, and in some cases, produced by key suppliers in advance of the programs being offered based on expected demand. Following the completion of each program, BrandLoyalty analyzes spending data to determine the grocer's lift in market share and the program's return on investment.

Index
Epsilon
Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers. Services include strategic consulting, customer database technologies, omnichannel marketing, loyalty management, proprietary data, predictive modeling, permission-based email marketing, personalized digital marketing and a full range of direct and digital agency services. On behalf of our clients, we develop marketing programs for individual consumers with highly targeted offers and personalized communications to create better customer experiences. Since these communications are more relevant to the consumer, the consumer is more likely to be responsive to these offers, resulting in a measurable return on our clients' marketing investments. We distribute marketing campaigns and communications through all marketing channels based on the consumer's preference, including direct mail and digital platforms such as email, mobile, display and social media. Epsilon has over 1,300 clients, operating primarily in the financial services, insurance, media and entertainment, automotive, consumer packaged goods, retail, travel and hospitality, pharmaceutical/healthcare and telecommunications industries.
Agency Services. Through our consulting services we analyze our clients' business, brand and/or product strategy to create customer acquisition and retention strategies and tactics designed to further optimize our clients' customer relationships and marketing return on investment. We offer ROI-based targeted marketing services through data-driven creative, digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and services that include brand planning and consumer insights.
Marketing Technology Services. For large consumer-facing brands, we design, build and operate complex consumer marketing databases, including loyalty program management, such as Hilton HHonors®, Walgreens Balance® Rewards and the Citi Thank You® programs. Our solutions are highly customized and support our clients' needs for real-time data integration from a multitude of data sources, including multichannel transactional data.
Data Services. We believe we are one of the leading sources of comprehensive consumer data that is essential to marketers when making informed marketing decisions. Together with our clients, we use this data to create customer profiles and develop highly-targeted, personalized marketing programs that increase response rates and build stronger customer relationships.
Strategy and Analytical Services. We provide behavior-based, demographic and attitudinal customer segmentation, purchase analysis, web analytics, marketing mix modeling, program optimization, predictive modeling and program measurement and analysis. Through our analytical services, we gain a better understanding of consumer behavior that can help our clients as they develop customer relationship strategies.
Traditional and Digital Marketing. We provide strategic communication solutions and our end-to-end suite of products and services includes strategic consulting, creative services, campaign management and delivery optimization. We deploy marketing campaigns and communications through all marketing channels, including direct mail and digital platforms such as email, mobile and social media. We also operate what we believe to be one of the largest global permission-based email marketing platforms in the industry, sending tens of billions of emails per year on behalf of our clients, which enables clients to build campaigns using measurable distribution channels.
With our acquisition of Conversant, we enhanced our digital marketing capabilities, allowing for more effective targeted marketing programs across an expanded distribution network; provided scale in display, mobile, video and social digital channels; and added essential capabilities to Agility Harmony®. We offer a fully integrated personalization platform, personalized media programs and one of the world's largest affiliate marketing networks, all fueled by an in-depth understanding of what motivates people to engage, connect and buy. Further, we help companies grow by creating personalized experiences that deliver higher returns for brands and greater value for consumers.

Index
Card Services
Our Card Services segment assists some of the best known retailers in extending their brand with a private label and/or co-brand credit card account that can be used by their customers in the store, or through online or catalog purchases. Our partners benefit from customer insights and analytics, with each of our credit card branded programs tailored to our partner's brand and their unique card members.
Receivables Financing. Our Card Services segment provides risk management solutions, account origination and funding services for our more than 160 private label and co-brand credit card programs. Through these credit card programs, as of December 31, 2015, we had $13.2 billion in principal receivables from over 37.8 million active accounts, with an average balance for the year ended December 31, 2015 of approximately $595 for accounts with outstanding balances. Ascena Retail Group, Inc. and its retail affiliates and L Brands and its retail affiliates each accounted for approximately 12% of our average credit card and loan receivables for the year ended December 31, 2015. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit limits. We augment these procedures with credit risk scores provided by credit bureaus. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.
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
Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills online. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. Our call centers are equipped to handle a variety of inquiry types, including phone, mail, fax, email, text and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. In 2014, for the 10th time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for call centers.
Marketing Services. Our private label and co-branded credit card programs are designed specifically for retailers and have the flexibility to be customized to accommodate our clients' specific needs. Through our integrated marketing services, we design and implement strategies that assist our clients in acquiring, retaining and managing valuable repeat customers. Our credit card programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our clients' marketing activities. We use multi-channel marketing communication tools, including in-store, web, permission-based email, mobile messaging and direct mail to reach our clients' customers.
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

Index
Protection of Intellectual Property and Other Proprietary Rights
We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. In the United States, we have 14 issued patents and 46 pending patent applications, each with the U.S. Patent and Trademark Office. In Canada, we have one issued patent and seven pending patent applications. In addition, we have one issued patent in each of France, Germany, and Great Britain. We also have one pending Patent Cooperation Treaty application and one pending European Patent Convention application. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in the European Union or some of its individual countries (Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, United Kingdom), Argentina, Australia, Brazil, China, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Norway, Peru, Philippines, Republic of Korea, Singapore, Switzerland, Taiwan, Thailand, Turkey and Venezuela, and internationally under the Madrid Protocol and the World Intellectual Property Organization in several countries, including several of the aforementioned countries. We are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.
Competition
The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.
LoyaltyOne. As a provider of marketing services, our LoyaltyOne segment generally competes with advertising and other promotional and loyalty programs, both traditional and online, for a portion of a client's total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. We expect competition to intensify as more competitors enter our market. Competitors may target our sponsors, clients and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will also depend on our ability to remain affiliated with sponsors that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers.
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
Card Services. Our Card Services segment competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically, these retailers seek customers that make more frequent but smaller transactions at their retail locations. As a result, we are able to analyze card-based transaction data we obtain through managing our credit card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our clients. As an issuer of private label retail credit cards and co-branded Visa®, MasterCard® and Discover® credit cards, we also compete with general purpose credit cards issued by other financial institutions, as well as cash, checks and debit cards.

Index
Regulation
Federal and state laws and regulations extensively regulate the operations of our bank subsidiaries, Comenity Bank and Comenity Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of Comenity Bank and Comenity Capital Bank, and they impose significant restraints to which other non-regulated companies are not subject. Because Comenity Bank is deemed a credit card bank and Comenity Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. As a state bank, Comenity Bank is subject to overlapping supervision by the Federal Deposit Insurance Corporation, or FDIC, and the State of Delaware; and, as an industrial bank, Comenity Capital Bank is subject to overlapping supervision by the FDIC and the State of Utah.
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
We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, Internal Revenue Service, or IRS, rules, and other regulations. Congress, the IRS and the bank regulators have focused their attention on banks' monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks. We are also subject to numerous laws and regulations that are intended to protect consumers, including state laws, the Truth in Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act, as amended by the Credit Card Accountability, Responsibility and Disclosure Act of 2009, or the CARD Act. These laws and regulations mandate various disclosure requirements and regulate the manner in which we may interact with consumers. These and other laws also limit finance charges or other fees or charges earned in our lending activities. We conduct our operations in a manner that we believe excludes us from regulation as a consumer reporting agency under the Fair Credit Reporting Act. If we were deemed a consumer reporting agency, however, we would be subject to a number of additional complex regulatory requirements and restrictions.
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

Index
In the United States under the Gramm-Leach-Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. It also requires us to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to "opt out" of any such disclosure. In Canada, the Act to promote the efficiency and adaptability of the Canadian economy by regulating certain activities that discourage reliance on electronic means of carrying out commercial activities, and to amend the Canadian Radio-television and Telecommunications Commission Act, the Competition Act, the Personal Information Protection and Electronic Documents Act and the Telecommunications Act, more generally known as Canada's Anti-Spam Legislation, may restrict our ability to send commercial "electronic messages," defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act requires that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. In the European Union, the Directive 95/46/EC of the European Parliament, or the EU Parliament, and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements. In January 2012, the European Commission proposed the General Data Protection Regulation, or the GDPR, a new European Union-wide legal framework to govern data sharing and collection and related consumer privacy rights. In December 2015, the EU Parliament, and the Council of the European Union, or the EU Council, reached informal agreement on the text of the GDPR. The final version of the GDPR is expected to be submitted to the EU Parliament and the EU Council for formal vote in early 2016 and will take effect two years following its adoption. Once approved, the GDPR will replace the Directive and, because it is a regulation rather than a directive, will directly apply to and bind the 28 EU Member States. Compared to the Directive, the GDPR includes a strengthened notion of consent, the development of a 'one stop shop' mechanism for the jurisdiction of EU regulators and increased compliance and accountability requirements on data controllers.
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
Employees
As of December 31, 2015, we had over 16,000 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.
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
RISK FACTORS
Strategic Business Risk and Competitive Environment
Our 10 largest clients represented 36% and 39%, respectively, of our consolidated revenue for the years ended December 31, 2015 and 2014, and the loss of any of these clients could cause a significant drop in our revenue.
We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 36% and 39%, respectively, of our consolidated revenue during the years ended December 31, 2015 and 2014, with no single client representing more than 10% of our consolidated revenue during either of these periods. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.
LoyaltyOne. LoyaltyOne represents 21% and 27%, respectively, of our consolidated revenue for the years ended December 31, 2015 and 2014. Our 10 largest clients in this segment represented approximately 60% and 58%, respectively, of our LoyaltyOne revenue for the years ended December 31, 2015 and 2014. Bank of Montreal and Sobeys Inc. represented approximately 22% and 13%, respectively, of this segment's revenue for the year ended December 31, 2015 and 25% and 10%, respectively, of this segment's revenue for the year ended December 31, 2014. Our contract with Bank of Montreal expires in 2017, subject to automatic renewals at five-year intervals. Our contract with Sobeys Inc. and its retail affiliates expires in 2024.
Epsilon. Epsilon represents 33% and 29%, respectively, of our consolidated revenue for the years ended December 31, 2015 and 2014. Our 10 largest clients in this segment represented approximately 28% and 34%, respectively, of our Epsilon revenue for the years ended December 31, 2015 and 2014, with no single client representing more than 10% of Epsilon's revenue during either of these periods.
Card Services. Card Services represents 46% and 45%, respectively, of our consolidated revenue for the years ended December 31, 2015 and 2014. Our 10 largest clients in this segment represented approximately 63% and 67%, respectively, of our Card Services revenue for the years ended December 31, 2015 and 2014. L Brands and its retail affiliates represented approximately 16% and 17%, respectively, of this segment's revenue for the years ended December 31, 2015 and 2014. Ascena Retail Group, Inc. and its retail affiliates represented approximately 15% and 17%, respectively, of this segment's revenue for the years ended December 31, 2015 and 2014. Our contract with L Brands and its retail affiliates expires in 2018 and our contracts with Ascena Retail Group, Inc. and its retail affiliates expire in 2016, 2019 and 2021.
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
Breakage is based on management's estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure, the introduction of new program options and changes to rewards offered. On December 31, 2011, a five-year expiry policy was applied to all outstanding and future AIR MILES reward miles issued. Changes in collector behavior or redemption patterns may impact management's estimate of breakage. Any significant change in or failure by management to reasonably estimate breakage, or if actual redemptions are greater than our estimates, our profitability could be adversely affected.
Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $35.9 million for the year ended December 31, 2015.
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
Furthermore, acquisitions that we make may not be successfully integrated into our ongoing operations and we may not achieve expected cost savings or other synergies from an acquisition. If the operations of an acquired or new business do not meet expectations, our profitability may decline and we may seek to restructure the acquired business or impair the value of some or all of the assets of the acquired or new business.
We expect growth in our Card Services segment to result from new and acquired credit card programs whose credit card receivables performance could result in increased portfolio losses and negatively impact our profitability.
We expect an important source of growth in our credit card operations to come from the acquisition of existing credit card programs and initiating credit card programs with retailers and others who do not currently offer a private label or co-branded credit card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot be assured that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these credit card programs may result in defaults greater than our expectations and could have a material adverse impact on us and our profitability.
Increases in net charge-offs could have a negative impact on our net income and profitability.
The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower's balance being charged-off as uncollectible. We rely principally on the customer's creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net charge-off rates are affected by the credit risk of our credit card and loan receivables and the average age of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2015, our net charge-off rate was 4.5%, compared to 4.2% and 4.7% for 2014 and 2013, respectively. Delinquency rates were 4.2% of principal credit card and loan receivables at December 31, 2015 compared to 4.0% and 4.2% at December 31, 2014 and 2013, respectively.

Index
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
Liquidity, Market and Credit Risk
Interest rate increases on our variable rate debt could materially adversely affect our profitability.
Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was $330.2 million for the year ended December 31, 2015. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. In 2015, a 1% increase in interest rates would have resulted in an increase to interest expense of approximately $76 million. Conversely, a corresponding decrease in interest rates would have resulted in a decrease to interest expense of approximately $59 million. In addition, we may enter into derivative instruments on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.
If we are unable to securitize our credit card receivables due to changes in the market, we may not be able to fund new credit card receivables, which would have a negative impact on our operations and profitability.
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
In addition, in August 2014, the SEC adopted a number of rules that will change the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. We are still assessing the impact of the new rules, and the possibility of continued rulemaking, on our publicly offered securitization program. The SEC also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts rely on in our credit card securitization programs to avoid registration as investment companies. The form that these rules may ultimately take is uncertain at this time, but such rules may impact our ability or desire to issue asset-backed securities in the future.
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
The inability to securitize card receivables due to changes in the market, regulatory proposals, the unavailability of credit enhancements, or any other circumstance or event would have a material adverse effect on our operations and profitability.
Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our 2013 credit agreement, the indentures governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:
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
The results of our operations are exposed to foreign exchange rate fluctuations. We are exposed primarily to fluctuations in the exchange rate between the U.S. and Canadian dollars and the exchange rate between the U.S. dollar and the Euro. Upon translation, operating results may differ from our expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. For the year ended December 31, 2015, foreign currency movements relative to the U.S. dollar negatively impacted our revenue and earnings before taxes by approximately $240 million and $35 million, respectively, as the U.S. dollar strengthened against these currencies over the course of the year.

Index
Regulatory Environment
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
The Dodd-Frank Act created a Consumer Financial Protection Bureau, or CFPB, a federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates.
While the CFPB does not examine Comenity Bank and Comenity Capital Bank, it will receive information from their primary federal regulator. In addition, the CFPB's broad rulemaking authority is expected to impact their operations. For example, the CFPB's rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the CARD Act by the Board of Governors of the Federal Reserve System. The CFPB's ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Furthermore, the CFPB has broad authority to prevent "unfair, deceptive or abusive" acts or practices and has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return. It is unclear what changes would be promulgated by the CFPB and what effect, if any, such changes would have on our credit accounts.
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
Various federal and state laws and regulations significantly limit the retail credit card services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a material adverse effect on our profitability or further restrict the manner in which we conduct our activities. The CARD Act acts to limit or modify certain credit card practices and requires increased disclosures to consumers. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing, imposition of late fees and two-cycle billing. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a material adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.
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

Index
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

Index
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
In the European Union, the Directive 95/46/EC of the EU Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements. In January 2012, the European Commission proposed the GDPR, a new European Union-wide legal framework to govern data sharing and collection and related consumer privacy rights. In December 2015, the EU Parliament and the EU Council reached informal agreement on the text of the GDPR. The final version of the GDPR is expected to be submitted to the EU Parliament and the EU Council for formal vote in early 2016 and will take effect two years following its adoption. Once approved, the GDPR will replace the Directive and, because it is a regulation rather than a directive, will directly apply to and bind the 28 EU Member States. Compared to the Directive, the GDPR includes a strengthened notion of consent, the development of a 'one stop shop' mechanism for the jurisdiction of EU regulators and increased compliance and accountability requirements on data controllers. These and other terms of the GDPR could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant new penalties for non-compliance, with fines up to the higher of €20 million ($22 million as of December 31, 2015) or 4% of total annual worldwide revenue.
In October 2015, the European Court of Justice of the European Union ruled that the EU-U.S. Safe Harbor Framework, an agreement setting forth standards by which U.S. companies could legally transfer personal data from the EU to the U.S., was invalid. Although reliance on the Safe Harbor was not the exclusive method by which such transfers of personal data could be legally made, the loss of the Safe Harbor could adversely affect our ability to transfer such data out of the EU and into the U.S. in providing service for our customers. Any failure to comply with our ongoing obligations with respect to data transfers previously made under the Safe Harbor could expose us to enforcement actions by the FTC or other regulatory authorities.
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
Technologies have been developed that can block the display of ads we serve for clients, which could limit our product offerings and adversely impact our financial results.
Technologies have been developed, and will likely continue to be developed, that can block the display of ads we serve for our clients, particularly advertising displayed on personal computers. Ad blockers, cookie blocking, and tracking protection lists (TPLs) are being offered by browser agents and device manufacturers to prevent ads from being displayed to consumers. We generate revenue from online advertising, including revenue resulting from the display of ads on personal computers. Revenue generated from the display of ads on personal computers has been impacted by these technologies from time to time. If these technologies continue to proliferate, in particular with respect to mobile platforms, our product offerings may be limited and our future financial results may be harmed.
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

Index
If our bank subsidiaries fail to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to cease all of our non-banking activities and lead to a drastic reduction in our revenue and profitability.
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
Although we have extensive physical and cyber security and associated procedures, our databases have in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, the integrity of our databases has in the past been and may in the future be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our loyalty and marketing programs. The use of our loyalty, marketing services or credit card programs could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from our clients or their customers, consumers or regulatory enforcement actions, which may adversely affect our client relationships.
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
As of February 16, 2016, we had an aggregate of 79,936,906 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 7,291,571 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 1,112,120 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 16, 2016, including options to purchase approximately 56,902 shares exercisable as of February 16, 2016 or that will become exercisable within 60 days after February 16, 2016. We have reserved for issuance 1,500,000 shares of our common stock, 667,857 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2015. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.
The market price and trading volume of our common stock may be volatile and our stock price could decline.
The trading price of shares of our common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price of our common stock may be affected by a number of factors, including our operating results, changes in our earnings estimates, additions or departures of key personnel, our financial condition, legislative and regulatory changes, general conditions industries in which we operate, general economic conditions, and general conditions in the securities markets. Other risks described in this report could also materially and adversely affect our share price.
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
As of December 31, 2015, we own one general office property and lease approximately 124 general office properties worldwide, comprised of approximately 4.4 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:
Location	Segment	Approximate Square Footage	Lease Expiration Date
Plano, Texas	Corporate	108,269	June 29, 2021
Columbus, Ohio	Corporate, Card Services	272,602	February 28, 2018
Toronto, Ontario, Canada	LoyaltyOne	194,018	September 30, 2017
Mississauga, Ontario, Canada	LoyaltyOne	50,908	November 30, 2019
Den Bosch, Netherlands	LoyaltyOne	132,482	December 31, 2028
Maasbree, Netherlands	LoyaltyOne	488,681	September 1, 2028
Wakefield, Massachusetts	Epsilon	184,411	December 31, 2020
Irving, Texas	Epsilon	221,898	June 30, 2026
Earth City, Missouri	Epsilon	116,783	December 31, 2016
West Chicago, Illinois	Epsilon	155,412	October 31, 2025
Columbus, Ohio	Card Services	103,161	January 31, 2019
Westminster, Colorado	Card Services	119,207	November 30, 2027
Couer D'Alene, Idaho	Card Services	114,000	March 31, 2027
Westerville, Ohio	Card Services	100,800	July 31, 2024
Wilmington, Delaware	Card Services	5,198	November 30, 2020
Salt Lake City, Utah	Card Services	6,488	January 18, 2018
We believe our current and proposed facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.
Item 3.	Legal Proceedings.
From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Note 14, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for additional information.
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
	High	Low
Year Ended December 31, 2015
First quarter	$301.74	$268.93
Second quarter	312.00	289.38
Third quarter	307.78	241.91
Fourth quarter	303.75	256.24

Year Ended December 31, 2014
First quarter	$300.49	$230.53
Second quarter	284.40	230.79
Third quarter	288.67	239.83
Fourth quarter	292.96	230.54
Holders
As of February 16, 2016, the closing price of our common stock was $187.49 per share, there were 59,261,410 shares of our common stock outstanding, and there were approximately 98 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2015 to acquire an additional $400.0 million of our outstanding common stock through December 31, 2015, for a total authorization of $1.0 billion.
On January 1, 2016, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of our outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion. Each stock repurchase program was subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

Index
The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2015:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
During 2015:
October 1-31	14,600	$264.13	11,769	$132.5
November 1-30	45,279	285.27	43,950	120.0
December 1-31	264,204	274.00	261,000	48.4
Total	324,083	$275.13	316,719	$48.4

(1)	During the period represented by the table, 7,364 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.
(2)	On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2015 to acquire an additional $400.0 million of our outstanding common stock through December 31, 2015, for a total authorization of $1.0 billion. On January 1, 2016, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of our outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion. Each stock repurchase program was subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.
Performance Graph
The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2010, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of fourteen companies selected by us and utilized in our prior Annual Report on Form 10-K, which we will refer to as the Old Peer Group Index, and (3) a new peer group of sixteen companies selected by us, which we will refer to as the New Peer Group Index.
The fourteen companies in the Old Peer Group Index group are Acxiom Corporation, American Express Company, Discover Financial Services, Equifax, Inc., Experian PLC, Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Nielsen Holdings N.V., Omnicom Group Inc., The Dun & Bradstreet Corporation, The Interpublic Group of Companies, Inc., Total System Services, Inc. and WPP plc.
The sixteen companies in the New Peer Group Index are CDK Global, Inc., Discover Financial Services, Equifax, Inc., Experian PLC, Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., MasterCard Incorporated, Nielsen Holdings N.V., Omnicom Group Inc., Synchrony Financial, The Dun & Bradstreet Corporation, The Interpublic Group of Companies, Inc., Total System Services, Inc., Vantiv, Inc. and WPP plc.

Index
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2010 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company's stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN* AMONG ALLIANCE DATA SYSTEMS CORPORATION, S&P 500 INDEX, AN OLD PEER GROUP INDEX AND A NEW PEER GROUP INDEX

DOLLARS
450
400
350
300
250
200
150
100
50
0
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
Alliance Data Systems Corporation
S&P 500
Old Peer Group
New Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Alliance Data Systems Corporation	S&P 500	Old Peer Group Index	New Peer Group Index
December 31, 2010	$100.00	$100.00	$100.00	$100.00
December 31, 2011	146.19	102.11	106.16	118.27
December 31, 2012	203.80	118.45	134.22	152.84
December 31, 2013	370.17	156.82	204.61	237.61
December 31, 2014	402.72	178.29	216.18	252.41
December 31, 2015	389.37	180.75	211.48	279.46
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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Income statement data
Total revenue	$6,439,746	$5,302,940	$4,319,063	$3,641,390	$3,173,287
Cost of operations (exclusive of amortization and depreciation disclosed separately below) (1)	3,814,500	3,218,774	2,549,159	2,106,612	1,811,882
Provision for loan loss	668,200	425,205	345,758	285,479	300,316
General and administrative (1)	138,483	141,468	109,115	108,059	95,256
Regulatory settlement	64,563	—	—	—	—
Earn-out obligation	—	105,944	—	—	—
Depreciation and other amortization	142,051	109,655	84,291	73,802	70,427
Amortization of purchased intangibles	350,089	203,427	131,828	93,074	82,726
Total operating expenses	5,177,886	4,204,473	3,220,151	2,667,026	2,360,607
Operating income	1,261,860	1,098,467	1,098,912	974,364	812,680
Interest expense, net	330,184	260,526	305,500	291,460	298,585
Income before income taxes	931,676	837,941	793,412	682,904	514,095
Provision for income taxes	326,248	321,801	297,242	260,648	198,809
Net income	$605,428	$516,140	$496,170	$422,256	$315,286
Less: net income attributable to non-controlling interest	8,887	9,847	—	—	—
Net income attributable to common stockholders	$596,541	$506,293	$496,170	$422,256	$315,286

Net income attributable to common stockholders per share:
Basic	$8.91	$8.72	$10.09	$8.44	$6.22
Diluted	$8.85	$7.87	$7.42	$6.58	$5.45
Weighted average shares:
Basic	61,874	56,378	49,190	50,008	50,687
Diluted	62,301	62,445	66,866	64,143	57,804

Index
	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Adjusted EBITDA and Adjusted EBITDA, net (2)
Adjusted EBITDA	$1,909,944	$1,597,256	$1,374,214	$1,191,737	$1,009,319
Adjusted EBITDA, net	$1,728,270	$1,425,560	$1,249,777	$1,073,748	$859,530
Other financial data
Cash flows from operating activities	$1,705,841	$1,344,159	$1,003,492	$1,134,190	$1,011,347
Cash flows from investing activities	$(3,362,548)	$(4,737,121)	$(1,619,416)	$(2,671,350)	$(1,040,710)
Cash flows from financing activities	$1,772,901	$3,516,146	$704,152	$2,209,019	$109,250

Segment operating data
Credit card statements generated	242,266	212,015	192,508	166,091	142,064
Credit sales	$24,736,089	$18,948,167	$15,252,299	$12,523,632	$9,636,053
Average credit card and loan receivables	$11,364,581	$8,750,148	$7,212,678	$5,927,562	$4,962,503
AIR MILES reward miles issued	5,743,099	5,500,889	5,420,723	5,222,887	4,940,364
AIR MILES reward miles redeemed	4,406,288	4,100,680	4,017,494	4,040,876	3,633,921

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance sheet data
Credit card and loan receivables, net	$13,057,852	$10,673,709	$8,069,713	$6,697,674	$5,197,690
Redemption settlement assets, restricted	456,564	520,340	510,349	492,690	515,838
Total assets	22,421,830	20,263,977	13,244,257	12,000,139	8,980,249
Deferred revenue	844,907	1,013,177	1,137,186	1,249,061	1,226,436
Deposits	5,622,310	4,773,541	2,816,361	2,228,411	1,353,775
Non-recourse borrowings of consolidated securitization entities	6,493,166	5,191,916	4,591,916	4,130,970	3,260,287
Long-term and other debt, including current maturities	5,062,501	4,209,246	2,800,281	2,854,839	2,183,474
Total liabilities	20,244,423	17,632,031	12,388,496	11,471,652	8,804,283
Redeemable non-controlling interest	167,377	235,566	—	—	—
Total stockholders' equity	2,010,030	2,396,380	855,761	528,487	175,966

(1)	Included in cost of operations is stock compensation expense of $72.6 million, $50.8 million, $40.3 million, $32.7 million and $25.8 million for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Included in general and administrative is stock compensation expense of $18.8 million, $21.7 million, $18.9 million, $17.8 million and $17.7 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(2)	See "Use of Non-GAAP Financial Measures" set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of our use of adjusted EBITDA and adjusted EBITDA, net and a reconciliation to net income, the most directly comparable GAAP financial measure.

Index
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based businesses in a variety of industries. We offer a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, end-to-end marketing services, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. We focus on facilitating and managing interactions between our clients and their customers through all consumer marketing channels, including in-store, online, email, social media, mobile, direct mail and telephone. We capture and analyze data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and to enhance customer loyalty. We believe that our services are more valued as businesses shift marketing resources away from traditional mass marketing toward targeted marketing programs that provide measurable returns on marketing investments. We operate in the following reportable segments: LoyaltyOne, Epsilon, and Card Services.
2015 Highlights and Recent Developments
•	Total revenue increased 21% to $6.4 billion in 2015 compared to $5.3 billion in 2014.
•	Total adjusted EBITDA, net increased 21% to $1.7 billion in 2015 compared to $1.4 billion in 2014.
•	Earnings per share ("EPS") increased to $8.85 in 2015 compared to $7.87 in 2014.
•	We repurchased approximately 3.4 million shares for $951.6 million in 2015.
•	Effective January 1, 2015, we acquired an additional 10% ownership interest in BrandLoyalty for approximately $87.4 million, bringing our total ownership interest to 70%.
•	Effective January 1, 2016, we acquired an additional 10% ownership interest in BrandLoyalty for approximately $102.2 million, bringing our total ownership interest to 80%.
•	In January 2016, we purchased an existing private label credit card portfolio for total consideration paid of $547.5 million, subject to customary purchase price adjustments.
LoyaltyOne
LoyaltyOne generates revenue primarily from our coalition and short-term loyalty programs through our AIR MILES Reward Program and BrandLoyalty.
Revenue for the LoyaltyOne segment decreased 4% to $1.4 billion and adjusted EBITDA, net decreased 12% to $270.6 million for the year ended December 31, 2015, in each case as compared to the prior year period. The strengthening of the U.S. dollar against both the Euro and Canadian dollar negatively impacted revenue and adjusted EBITDA, net by approximately $234.7 million and $44.4 million, respectively.
Excluding foreign currency impacts, revenue and adjusted EBITDA, net increased by approximately 13% and 2%, respectively, due to growth from both our short-term and coalition loyalty programs. Our short-term loyalty programs have expanded into North America, currently operating in Canada, with a pilot program expected to launch in the U.S. during the first quarter of 2016.
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
AIR MILES reward miles issued during the year ended December 31, 2015 increased 4% compared to 2014 due to the expansion of our relationship with Sobeys, a national Canadian grocery retailer, increased promotional activity by our sponsors and growth in our instant reward program option, AIR MILES Cash. For the year ended December 31, 2015, the AIR MILES Cash program option represented approximately 20% of the AIR MILES reward miles issued and 22% of the AIR MILES reward miles redeemed. AIR MILES reward miles redeemed increased 7% due to higher redemptions within the AIR MILES Cash program option. We expect low- to mid-single digit issuance growth in 2016.
During the year ended December 31, 2015, LoyaltyOne announced a multi-year contract renewal with Metro Ontario Inc., a national grocery retailer in Canada, which extends our partnership in the Ontario market. In addition, we announced an expansion of our relationship with Sobeys to begin to issue AIR MILES reward miles at Sobeys, Sobeys Urban Fresh and Foodland stores across Ontario in 2015. We also announced a multi-year renewal of our agreement with Shell Canada Products as a sponsor in the AIR MILES Reward Program and signed a new multi-year agreement with Shell Canada Products, as the licensor and franchisor of the JiffyLube® brand in Canada, to allow AIR MILES reward miles to be issued at the more than 150 participating JiffyLube service centers throughout Canada. We also announced a new multi-year agreement with Lowe's Canada, a Canadian home improvement company, to become a sponsor in the AIR MILES Reward Program.
On August 31, 2015, BrandLoyalty acquired all of the stock of Edison International Concept & Agencies B.V., or Edison, and Max Holding B.V., or Merison, two Netherlands-based loyalty marketers, for cash consideration of approximately $45.4 million. The acquisition expands BrandLoyalty's short-term loyalty programs into new markets and introduces new brands to existing markets.
We also own approximately 37% of CBSM-Companhia Brasileira De Servicos De Marketing, or dotz, the operator of the dotz coalition loyalty program in Brazil. Our investment in dotz had no impact on our results of operations in 2015 or 2014, and a de minimis impact on our results of operations in 2013. We do not expect our investment in dotz to have an impact on our results of operations in 2016.

Index
Epsilon
Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers. Services include strategic consulting, customer database technologies, omnichannel marketing, loyalty management, proprietary data, predictive modeling, permission-based email marketing, personalized digital marketing and a full range of direct and digital agency services.
Revenue increased 41% to $2.1 billion and adjusted EBITDA, net increased 64%, to $508.4 million for the year ended December 31, 2015 as compared to the prior year. These increases were primarily due to the acquisition of Conversant in December 2014. Excluding Conversant, Epsilon's revenue and adjusted EBITDA, net both increased 5%, driven by growth in services for existing clients, database builds completed and placed into production for new clients, and strength in the automotive vertical, which offset weakness in our agency offerings.
During the year ended December 31, 2015, Epsilon announced new multi-year agreements with Nature's Way, a dietary supplement brand, to serve as the digital agency of record across a number of brands and to provide CRM marketing services, and with Turner Broadcasting System, Inc., a Time Warner company, to provide analytics and data services to support the Turner Data Cloud infrastructure.
Card Services
In the first quarter of 2015, we renamed our Private Label Services and Credit segment to "Card Services," which had no impact to the reported results of the segment in the current or prior periods presented.
The Card Services segment provides risk management solutions, account origination, funding services, transaction processing, marketing, customer care and collection services for our more than 160 private label retail and co-branded credit card programs.
Revenue, generated primarily from finance charges and late fees as well as other servicing fees, increased 24% to $3.0 billion and adjusted EBITDA, net increased 16% to $1.1 billion for the year ended December 31, 2015 as compared to the prior year. These increases were driven by higher average credit card and loan receivables which increased 30% as compared to the prior year as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 31% for the year ended December 31, 2015 due to cardholder growth, strong credit cardholder spending, recent client signings and recent credit card portfolio acquisitions.
Delinquency rates were 4.2% of principal credit card and loan receivables at December 31, 2015 as compared to 4.0% at December 31, 2014. The principal net charge-off rate was 4.5% for the year ended December 31, 2015 as compared to 4.2% for the prior year. For the year ended December 31, 2016, we expect our charge-off rate to approximate 5.0%.
During the year ended December 31, 2015, Card Services announced the signing of new multi-year agreements to provide co-brand credit card services to Red Roof Inn, a hotel chain; Cornerstone, a business unit of HSN, Inc.; Farmers Insurance, a multi-line insurer in the U.S; and Univision Communications Inc., a media company. We also announced the renewal of multi-year agreements to continue providing private label credit card services to Talbots, Inc., a women's apparel retailer; FULLBEAUTY Brands, a fashion and lifestyle resource for plus-size women; and The Bon-Ton Stores, Inc, a regional department store operator. Additionally, we signed a new multi-year agreement to provide private label credit card services for Wayfair, an online retailer of home furnishings and decor. We signed a new multi-year agreement to provide private label credit card services and assume management of an existing co-brand card program in the United States and acquire an existing co-brand credit card portfolio for Toyota, a leading automaker.

Index
Use of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles.
In 2015, adjusted EBITDA excluded costs associated with the consent orders with the FDIC, and in 2014, adjusted EBITDA excluded business acquisition costs related to the Conversant acquisition and the contingent consideration incurred as a result of the earn-out obligation associated with the BrandLoyalty acquisition. These costs, as well as stock compensation expense, were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.
Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and the percentage of adjusted EBITDA attributable to the non-controlling interest.
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
	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income	$605,428	$516,140	$496,170	$422,256	$315,286
Stock compensation expense	91,381	72,462	59,183	50,497	43,486
Provision for income taxes	326,248	321,801	297,242	260,648	198,809
Interest expense, net	330,184	260,526	305,500	291,460	298,585
Depreciation and other amortization	142,051	109,655	84,291	73,802	70,427
Amortization of purchased intangibles	350,089	203,427	131,828	93,074	82,726
Regulatory settlement (1)	64,563	—	—	—	—
Earn-out obligation (2)	—	105,944	—	—	—
Business acquisition costs (3)	—	7,301	—	—	—
Adjusted EBITDA	$1,909,944	$1,597,256	$1,374,214	$1,191,737	$1,009,319
Less: Securitization funding costs	97,109	91,103	95,326	92,808	126,711
Less: Interest expense on deposits	53,630	37,543	29,111	25,181	23,078
Less: Adjusted EBITDA attributable to non-controlling interest	30,935	43,050	—	—	—
Adjusted EBITDA, net	$1,728,270	$1,425,560	$1,249,777	$1,073,748	$859,530

(1)	Represents costs associated with the consent orders with the FDIC to provide restitution to eligible customers and $2.5 million in civil penalties.
(2)	Represents additional contingent consideration as a result of the earn-out obligation associated with the acquisition of our 60 percent ownership interest in BrandLoyalty in 2014.
(3)	Represents expenditures directly associated with the acquisition of Conversant in 2014.

Index
Consolidated Results of Operations

	Year Ended December 31,			% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Revenues	(in thousands, except percentages)
Transaction	$336,778	$337,391	$329,027	—%	3%
Redemption	1,028,412	1,053,248	587,187	(2)	79
Finance charges, net	2,871,270	2,303,698	1,956,654	25	18
Marketing services	2,006,496	1,438,688	1,289,356	39	12
Other revenue	196,790	169,915	156,839	16	8
Total revenue	6,439,746	5,302,940	4,319,063	21	23
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	3,814,500	3,218,774	2,549,159	19	26
Provision for loan loss	668,200	425,205	345,758	57	23
General and administrative	138,483	141,468	109,115	(2)	30
Regulatory settlement	64,563	—	—	100	—
Earn-out obligation	—	105,944	—	(100)	100
Depreciation and other amortization	142,051	109,655	84,291	30	30
Amortization of purchased intangibles	350,089	203,427	131,828	72	54
Total operating expenses	5,177,886	4,204,473	3,220,151	23	31
Operating income	1,261,860	1,098,467	1,098,912	15	—
Interest expense
Securitization funding costs	97,109	91,103	95,326	7	(4)
Interest expense on deposits	53,630	37,543	29,111	43	29
Interest expense on long-term and other debt, net	179,445	131,880	181,063	36	(27)
Total interest expense, net	330,184	260,526	305,500	27	(15)
Income before income tax	931,676	837,941	793,412	11	6
Provision for income taxes	326,248	321,801	297,242	1	8
Net income	$605,428	$516,140	$496,170	17%	4%

Key Operating Metrics:
Credit card statements generated	242,266	212,015	192,508	14%	10%
Credit sales	$24,736,089	$18,948,167	$15,252,299	31%	24%
Average credit card and loan receivables	$11,364,581	$8,750,148	$7,212,678	30%	21%
AIR MILES reward miles issued	5,743,099	5,500,889	5,420,723	4%	2%
AIR MILES reward miles redeemed	4,406,288	4,100,680	4,017,494	7%	2%

Index
Year ended December 31, 2015 compared to the year ended December 31, 2014
Revenue. Total revenue increased $1.1 billion, or 21%, to $6.4 billion for the year ended December 31, 2015 from $5.3 billion for the year ended December 31, 2014. The net increase was due to the following:
•	Transaction. Revenue decreased $0.6 million to $336.8 million for the year ended December 31, 2015 as AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, decreased $12.1 million due to the decline in the Canadian dollar relative to the U.S. dollar. This decrease was offset in part by servicing fees charged to our credit cardholders, which increased $12.7 million due to higher volumes.
•	Redemption. Revenue decreased $24.8 million, or 2%, to $1.0 billion for the year ended December 31, 2015. Redemption revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $184.5 million decrease in revenue. This decrease was offset in part by a greater number of short-term loyalty programs in the market during the year ended December 31, 2015 as compared to the prior year.
•	Finance charges, net. Revenue increased $567.6 million, or 25%, to $2.9 billion for the year ended December 31, 2015 due to a 30% increase in average credit card and loan receivables, which increased revenue $688.3 million. This increase was offset in part by an approximate 100 basis point decline in finance charge yield, which decreased revenue by $120.7 million. Our finance charge yield has been negatively impacted by the growth in our co-brand credit card programs.
•	Marketing services. Revenue increased $567.8 million, or 39%, to $2.0 billion for the year ended December 31, 2015. The Conversant acquisition contributed $506.2 million to the revenue increase. Additionally, revenue increased $68.8 million within our Epsilon segment due to growth in services for existing clients, database builds completed and placed into production for new clients, and strength in the automotive vertical, which offset weakness in our agency offerings.
•	Other revenue. Revenue increased $26.9 million, or 16%, to $196.8 million for the year ended December 31, 2015 due to the Conversant acquisition.
Cost of operations. Cost of operations increased $0.6 billion, or 19%, to $3.8 billion for the year ended December 31, 2015 as compared to $3.2 billion for the year ended December 31, 2014. The increase resulted from the following:
•	Within the LoyaltyOne segment, cost of operations decreased $5.9 million, impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $185.9 million decrease in cost of operations. In local currency, cost of operations increased due to an increase in cost of redemptions associated with the number of short-term loyalty programs in market during the year ended December 31, 2015 as compared to the prior year.
•	Within the Epsilon segment, cost of operations increased $440.1 million, due primarily to the Conversant acquisition that contributed $374.7 million to the increase. The remaining increase is due to an increase in payroll and benefits expense of $29.6 million associated with the addition of associates to support growth, including the onboarding of new clients, and an increase of $35.6 million in direct processing expenses associated with the increase in revenue.
•	Within the Card Services segment, cost of operations increased by $167.7 million. Payroll and benefits expense increased $47.8 million due to the addition of associates to support growth, and marketing expenses increased $23.3 million to support the growth in credit sales. Other operating expenses increased $96.6 million due to higher credit card processing costs associated with the increase in the number of statements generated and higher data processing expenses.
Provision for loan loss. Provision for loan loss increased $243.0 million, or 57%, to $668.2 million for the year ended December 31, 2015 as compared to $425.2 million for the year ended December 31, 2014. The increase in the provision was driven by growth in our credit card and loan receivables and the increase in our loss rate. The net charge-off rate was 4.5% for the year ended December 31, 2015 as compared to 4.2% for the year ended December 31, 2014. Delinquency rates were 4.2% of principal credit card and loan receivables at December 31, 2015 as compared to 4.0% at December 31, 2014.
General and administrative. General and administrative expenses decreased $3.0 million to $138.5 million for the year ended December 31, 2015 as compared to $141.5 million for the year ended December 31, 2014 due primarily to a decrease in professional services fees related to the Conversant acquisition in 2014, offset in part by an increase in payroll expense.
Regulatory settlement. For the year ended December 31, 2015, we incurred approximately $64.6 million in expenses primarily associated with consent orders with the FDIC to provide restitution of approximately $61.5 million to eligible customers and $2.5 million in civil money penalties to the FDIC.
Earn-out obligation. We acquired a 60% ownership interest in BrandLoyalty in January 2014. The share purchase agreement contained an earn-out provision that resulted in an increase in contingent consideration of $105.9 million, which is included in operating expenses in our consolidated statements of income for the year ended December 31, 2014.

Index
Depreciation and other amortization. Depreciation and other amortization increased $32.4 million, or 30%, to $142.1 million for the year ended December 31, 2015, as compared to $109.7 million for the year ended December 31, 2014, due to additional assets placed in service resulting from both the Conversant acquisition and recent capital expenditures.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $146.7 million, or 72%, to $350.1 million for the year ended December 31, 2015 as compared to $203.4 million for the year ended December 31, 2014. The increase relates to $157.6 million of additional amortization associated with the intangible assets from the Conversant acquisition, offset in part by a decrease in amortization related to certain fully amortized intangible assets in the Epsilon segment.
Interest expense, net. Total interest expense, net increased $69.7 million, or 27%, to $330.2 million for the year ended December 31, 2015 as compared to $260.5 million for the year ended December 31, 2014. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $6.0 million, as an increase in average borrowings in 2015 as compared to 2014 was offset in part by a 30 basis point decrease in average interest rates over the same periods.
•	Interest expense on deposits. Interest on deposits increased $16.1 million due to an increase in average borrowings in 2015 as compared to 2014. Average interest rates remained relatively consistent for both periods.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $47.6 million due primarily to an increase of $33.2 million related to term loans associated with the $1.4 billion incremental term loan borrowed in December 2014 in connection with the Conversant acquisition as well as an increase in interest associated with our revolving line of credit and amortization of debt issuance costs of $7.6 million. Interest associated with our senior notes increased $20.7 million with the $600.0 million senior notes due 2022 issued in July 2014 and the €300.0 million senior notes due 2023 issued in November 2015. These increases were offset by a decrease in interest expense of $17.5 million associated with the convertible senior notes that were repaid at maturity in May 2014.
Taxes. Income tax expense increased $4.4 million to $326.2 million for the year ended December 31, 2015 from $321.8 million for the year ended December 31, 2014 due to an increase in taxable income, offset by a decline in the effective tax rate. The effective tax rate decreased to 35.0% for the year ended December 31, 2015 as compared to 38.4% for the year ended December 31, 2014. In 2015, the effective tax rate was impacted by a favorable tax ruling and a lapse in an applicable statute of limitations whereas the 2014 effective tax rate was negatively impacted by the nondeductible expense related to the earn-out obligation associated with the BrandLoyalty acquisition.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Revenue. Total revenue increased $1.0 billion, or 23%, to $5.3 billion for the year ended December 31, 2014 from $4.3 billion for the year ended December 31, 2013. The net increase was due to the following:
•	Transaction. Revenue increased $8.4 million, or 3%, to $337.4 million for the year ended December 31, 2014. Other servicing fees charged to our credit cardholders increased $26.7 million due to increased volumes. This increase was offset by a decline of $12.3 million in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with new clients and an increase in associated credit sales. AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, also decreased $7.6 million due to the impact of an unfavorable Canadian exchange rate.
•	Redemption. Revenue increased $466.1 million, or 79%, to $1.1 billion for the year ended December 31, 2014 due to the BrandLoyalty acquisition, which added $538.9 million. These increases were offset by an unfavorable Canadian exchange rate, which negatively impacted redemption revenue by $36.6 million and the change in estimate of our breakage rate in prior years.
•	Finance charges, net. Revenue increased $347.0 million, or 18%, to $2.3 billion for the year ended December 31, 2014 due to a 21% increase in average credit card and loan receivables, which increased revenue $417.0 million through a combination of credit card portfolio acquisitions and strong credit cardholder spending. This increase was offset in part by an 80 basis point decline in yield due to the onboarding of new programs, which decreased revenue $70.0 million.
•	Marketing services. Revenue increased $149.3 million, or 12%, to $1.4 billion for the year ended December 31, 2014. Revenue was driven by the acquisition of Conversant and by marketing technology revenue, which increased $35.7 million as a result of both database builds completed for new clients that were placed in production, and an expansion of services provided to existing clients. Agency revenue increased $43.1 million due to demand in the automotive vertical. Marketing analytic services provided by LoyaltyOne also increased $25.1 million due to new client signings.
•	Other revenue. Revenue increased $13.1 million, or 8%, to $169.9 million for the year ended December 31, 2014 due to the BrandLoyalty acquisition, which added $6.8 million, and additional consulting services provided by Epsilon.

Index
Cost of operations. Cost of operations increased $0.7 billion, or 26%, to $3.2 billion for the year ended December 31, 2014 as compared to $2.5 billion for the year ended December 31, 2013. The increase resulted from growth across each of our segments, including the following:
•	Within the LoyaltyOne segment, cost of operations increased $396.1 million due to the BrandLoyalty acquisition, which added $438.2 million. This increase was offset by a decrease in operating expenses in our Canadian operations of $42.0 million due to a decline in the Canadian exchange rate.
•	Within the Epsilon segment, cost of operations increased $129.6 million due to the Conversant acquisition, an increase in payroll and benefits expense of $52.9 million associated with an increase in the number of associates to support growth, including the onboarding of new clients, and an increase of $44.4 million in direct processing expenses, associated with the increase in revenue.
•	Within the Card Services segment, cost of operations increased by $150.3 million. Payroll and benefits expense increased $76.3 million associated with an increase in the number of associates to support growth, and marketing expenses increased $23.4 million due to an increase in credit sales. Other operating expenses increased by $50.6 million, as credit card processing expenses were higher due to an increase in the number of statements generated, and data processing costs increased due to growth in volumes.
Provision for loan loss. Provision for loan loss increased $79.4 million, or 23%, to $425.2 million for the year ended December 31, 2014 as compared to $345.8 million for the year ended December 31, 2013. The increase in the provision was a result of growth in credit card and loan receivables. The net charge-off rate was 4.2% for the year ended December 31, 2014 as compared to 4.7% for the year ended December 31, 2013. Delinquency rates were 4.0% of principal credit card and loan receivables at December 31, 2014 as compared to 4.2% at December 31, 2013.
General and administrative. General and administrative expenses increased $32.4 million, or 30%, to $141.5 million for the year ended December 31, 2014 as compared to $109.1 million for the year ended December 31, 2013 as a result of increased payroll and benefits costs of $21.7 million due to higher health care costs and discretionary benefits, as well as increased professional services fees of $12.6 million primarily related to the Conversant acquisition. Additionally, foreign currency exchange gains related to the contingent liability associated with the BrandLoyalty acquisition were offset in part by the related foreign currency exchange forward contract.
Earn-out obligation. On January 2, 2014, we acquired a 60% ownership interest in BrandLoyalty. The share purchase agreement contained an earn-out provision which resulted in an increase in contingent consideration of $105.9 million, which is included in operating expenses in our consolidated statements of income for the year ended December 31, 2014.
Depreciation and other amortization. Depreciation and other amortization increased $25.4 million, or 30%, to $109.7 million for the year ended December 31, 2014, as compared to $84.3 million for the year ended December 31, 2013, due to additional assets placed into service from capital expenditures and the Conversant and BrandLoyalty acquisitions, which added $6.2 million.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $71.6 million, or 54%, to $203.4 million for the year ended December 31, 2014 as compared to $131.8 million for the year ended December 31, 2013. The increase relates to $74.0 million of additional amortization associated with the intangible assets from the Conversant and BrandLoyalty acquisitions as well as credit card portfolio acquisitions.
Interest expense, net. Total interest expense, net decreased $45.0 million, or 15%, to $260.5 million for the year ended December 31, 2014 as compared to $305.5 million for the year ended December 31, 2013. The decrease was due to the following:
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
Taxes. Income tax expense increased $24.6 million to $321.8 million for the year ended December 31, 2014 from $297.2 million for the year ended December 31, 2013 due primarily to an increase in taxable income and an increase in the effective tax rate. The effective tax rate for the year ended December 31, 2014 was 38.4% as compared to 37.5% for the year ended December 31, 2013 as a result of nondeductible expense related to the earn-out obligation associated with the BrandLoyalty acquisition, partially offset by both international expansion efforts and a valuation allowance release associated with the Conversant acquisition. Absent these items noted above, our effective income tax rate would have been 36.2%.

Index
Segment Revenue and Adjusted EBITDA, net
	Year Ended December 31,			% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Revenue:	(in thousands, except percentages)
LoyaltyOne	$1,352,639	$1,406,877	$919,480	(4)%	53%
Epsilon	2,140,676	1,522,423	1,380,344	41	10
Card Services	2,974,365	2,395,076	2,034,724	24	18
Corporate/Other	321	556	82	nm*	nm*
Eliminations	(28,255)	(21,992)	(15,567)	nm*	nm*
Total	$6,439,746	$5,302,940	$4,319,063	21%	23%
Adjusted EBITDA, net (1):
LoyaltyOne	$270,564	$307,508	$258,541	(12)%	19%
Epsilon	508,370	309,100	289,699	64	7
Card Services	1,068,686	920,892	791,662	16	16
Corporate/Other	(119,350)	(111,940)	(90,125)	7	24
Eliminations	—	—	—	nm*	nm*
Total	$1,728,270	$1,425,560	$1,249,777	21%	14%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, amortization of purchased intangibles, regulatory settlement, business acquisition costs and the earn-out obligation related to the BrandLoyalty acquisition less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
*	not meaningful.
Year ended December 31, 2015 compared to the year ended December 31, 2014
Revenue. Total revenue increased $1.1 billion, or 21%, to $6.4 billion for the year ended December 31, 2015 from $5.3 billion for the year ended December 31, 2014. The net increase was due to the following:
•	LoyaltyOne. Revenue decreased $54.2 million, or 4%, to $1.4 billion for year ended December 31, 2015. Revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $234.7 million decrease in revenue. This decrease was offset in part by a greater number of short-term loyalty programs in the market during the year ended December 31, 2015 as compared to the prior year.
•	Epsilon. Revenue increased $618.3 million, or 41%, to $2.1 billion for the year ended December 31, 2015. The Conversant acquisition contributed $537.9 million to the increase in revenue. Excluding the Conversant acquisition, Epsilon's revenue increased $80.4 million due to growth in services for existing clients, database builds completed and placed into production for new clients, and strength in the automotive vertical, which offset weakness in our agency offerings.
•	Card Services. Revenue increased $579.3 million, or 24%, to $3.0 billion for the year ended December 31, 2015. Finance charges, net increased by $567.6 million, driven by a 30% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Other servicing fees charged to our credit cardholders increased $12.7 million due to higher volumes.

Index
Adjusted EBITDA, net. Adjusted EBITDA, net increased $0.3 billion, or 21%, to $1.7 billion for the year ended December 31, 2015 from $1.4 billion for the year ended December 31, 2014. The net increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net decreased $36.9 million, or 12%, to $270.6 million for the year ended December 31, 2015. Adjusted EBITDA, net was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $44.4 million decrease in adjusted EBITDA, net, offset in part by an increase in the number of short-term loyalty programs in the market as compared to the year ended December 31, 2014.
•	Epsilon. Adjusted EBITDA, net increased $199.3 million, or 64%, to $508.4 million for the year ended December 31, 2015. The Conversant acquisition contributed $184.1 million to the increase in adjusted EBITDA, net. Excluding the Conversant acquisition, adjusted EBITDA, net increased by $15.2 million driven by growth in services for existing clients and database builds completed and placed in production for new clients.
•	Card Services. Adjusted EBITDA, net increased $147.8 million, or 16%, to $1.1 billion for the year ended December 31, 2015. Adjusted EBITDA, net was positively impacted by the increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net decreased $7.4 million to a loss of $119.4 million for the year ended December 31, 2015 due primarily to an increase in payroll and benefits.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Revenue. Total revenue increased $983.9 million, or 23%, to $5.3 billion for the year ended December 31, 2014 from $4.3 billion for the year ended December 31, 2013. The net increase was due to the following:
•	LoyaltyOne. Revenue increased $487.4 million, or 53%, to $1.4 billion for year ended December 31, 2014, as the BrandLoyalty acquisition contributed $545.8 million to revenue. Excluding the BrandLoyalty acquisition, LoyaltyOne revenue decreased $58.4 million as a result of a decline in the Canadian exchange rate, which negatively impacted revenue by $58.2 million.
•	Epsilon. Revenue increased $142.1 million, or 10%, to $1.5 billion for the year ended December 31, 2014. Agency revenue increased $46.2 million due to increased demand in the automotive vertical. Additionally, marketing technology revenue increased $43.7 million as a result of both database builds completed for new clients that were placed in production, and an expansion of services provided to existing clients. The Conversant acquisition added $45.5 million to revenue.
•	Card Services. Revenue increased $360.4 million, or 18%, to $2.4 billion for the year ended December 31, 2014. Finance charges, net increased by $347.0 million, driven by a 21% increase in average credit card and loan receivables due to strong cardholder spending and new client signings. Transaction revenue increased $14.3 million due to an increase in other servicing fees of $26.7 million, offset by a decrease in merchant fees of $12.3 million.
Adjusted EBITDA, net. Adjusted EBITDA, net increased $175.8 million, or 14%, to $1.4 billion for the year ended December 31, 2014 from $1.2 billion for the year ended December 31, 2013. The increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net increased $49.0 million, or 19%, to $307.5 million for the year ended December 31, 2014. Adjusted EBITDA, net was positively impacted by the BrandLoyalty acquisition, which contributed $64.6 million, while a weaker Canadian dollar negatively impacted adjusted EBITDA, net by $16.8 million.
•	Epsilon. Adjusted EBITDA, net increased $19.4 million, or 7%, to $309.1 million for the year ended December 31, 2014. Adjusted EDITDA, net was positively impacted by increases in revenue as discussed above, but was negatively impacted by expenses incurred with the onboarding of new clients, as well as higher payroll and benefit costs associated with growth.
•	Card Services. Adjusted EBITDA, net increased $129.2 million, or 16%, to $920.9 million for the year ended December 31, 2014. Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss due to an increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net decreased $21.8 million to a loss of $111.9 million for the year ended December 31, 2014 related to increases in payroll and benefit costs of $21.7 million as a result of higher health care costs and discretionary benefits.

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
The following table presents the delinquency trends of our credit card and loan receivables portfolio:
	December 31, 2015	% of Total	December 31, 2014	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$13,196,421	100.0%	$10,762,498	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$178,526	1.4%	$157,760	1.4%
61 to 90 days	124,095	0.9	93,175	0.9
91 or more days	256,949	1.9	182,945	1.7
Total	$559,570	4.2%	$433,880	4.0%
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
	Year Ended December 31,
	2015	2014	2013
	(In thousands, except percentages)
Average credit card and loan receivables	$11,364,581	$8,750,148	$7,212,678
Net charge-offs of principal receivables	512,260	370,703	335,547
Net charge-offs as a percentage of average credit card and loan receivables	4.5%	4.2%	4.7%

Index
Liquidity and Capital Resources
Our primary sources of liquidity include cash generated from operating activities, our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank, our credit agreement and issuances of debt and equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources.
Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, and stock repurchases.
We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flow Activity
Operating Activities. We generated cash flow from operating activities of $1.7 billion and $1.3 billion for the years ended December 31, 2015 and 2014, respectively. The increase in cash flow from operating activities during the year ended December 31, 2015 as compared to the prior year was due to increased profitability as well as non-cash charges to income, such as the increase in the provision for loan loss due to the increase in credit card receivables and the increase in depreciation and amortization due to the BrandLoyalty and Conversant acquisitions in the prior year. Changes in the fair value of the contingent liability for the BrandLoyalty acquisition from the initial valuation are classified as an adjustment to cash flow from operating activities and, as such, the adjustment of $99.6 million during the first quarter of 2015 negatively impacted our cash flow from operating activities.
Investing Activities. Cash used in investing activities was $3.4 billion and $4.7 billion for the years ended December 31, 2015 and 2014, respectively. Significant components of investing activities are as follows:
•	Redemption settlement assets. Cash decreased $22.4 million and $59.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in funding requirements resulting from changes in our estimate of breakage in December 2013 resulted in a greater use of cash for the year ended December 31, 2014.
•	Credit card and loan receivables funding. Cash decreased $2.9 billion and $2.3 billion for the years ended December 31, 2015 and 2014, respectively, due to growth in our credit card and loan receivables in both years.
•	Payments for acquired businesses, net of cash acquired. During the year ended December 31, 2015, we utilized cash of $45.4 million in the acquisition of two Netherlands-based loyalty marketing businesses. During the year ended December 31, 2014, we utilized cash of $1.2 billion in acquisitions, consisting of $259.5 million in the acquisition of our 60% ownership interest in BrandLoyalty on January 2, 2014 and $936.3 million in the Conversant acquisition on December 10, 2014.
•	Purchase of credit card portfolios. During the year ended December 31, 2015, we paid $243.2 million to acquire one credit card portfolio. During the year ended December 31, 2014, we paid $953.2 million to acquire four credit card portfolios.
•	Capital expenditures. Cash paid for capital expenditures was $191.7 million and $158.7 million for the years ended December 31, 2015 and 2014, respectively. We anticipate capital expenditures to continue to be approximately 3% of annual revenue.
•	Purchases of other investments. Our purchases of other investments were $38.8 million and $125.7 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, we purchased $100.1 million of U.S. Treasury bonds.
Financing Activities. Cash provided by financing activities was $1.8 billion and $3.5 billion for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, the primary sources of cash were the issuance of the new term loan of $200.0 million in September 2015, the €300.0 million issuance of senior notes due 2023 in November 2015 and borrowings under our debt agreements, including the asset-backed conduit facilities. These sources were partially offset by uses of $951.6 million to acquire treasury shares, $205.9 million to settle the BrandLoyalty contingent liability and $87.4 million to acquire the additional 10% ownership in BrandLoyalty. For the year ended December 31, 2014, cash provided by financing activities was primarily from new borrowings, including the $600.0 million issuance of senior notes due 2022 in July 2014 and $1.4 billion in additional term loans in December 2014, as well as a net increase in asset-backed notes and deposits to fund the acquisition and growth of our credit card and loan receivables. During 2014, we also acquired $286.6 million in treasury shares and settled our 2014 convertible senior notes in cash.

Index
Debt
Long-term and Other Debt
In September 2015, we amended our credit agreement, or the 2013 Credit Facility, and borrowed incremental term loans in the aggregate principal amount of $200.0 million that mature on September 23, 2016. These term loans bear interest at the same rates and are generally subject to the same terms as the existing term loans under the 2013 Credit Facility. Subsequent to the amendment, our 2013 Credit Facility provides for $2.85 billion in term loans, subject to certain principal repayments, and a $1.3 billion revolving line of credit. As of December 31, 2015, we had $465.0 million in borrowings under the revolving line of credit and total availability of $835.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.7 to 1 at December 31, 2015, as compared to the maximum covenant ratio of 3.5 to 1.
In August 2015, BrandLoyalty entered into an amended and restated credit agreement, or the BrandLoyalty credit agreement, which provides for a committed revolving line of credit of €62.5 million and an uncommitted revolving line of credit of €62.5 million, both of which are scheduled to mature on August 25, 2018. As of December 31, 2015, the amount outstanding under the BrandLoyalty credit agreement was €64.2 million ($69.7 million).
In November 2015, we issued and sold €300.0 million aggregate principal amount of 5.25% senior notes due November 15, 2023, or the Senior Notes due 2023. The Senior Notes due 2023 accrue interest on the principal amount at the rate of 5.25% per annum from November 19, 2015, payable semi-annually in arrears, on May 15 and November 15 of each year, beginning on May 15, 2016. The amount outstanding under the Senior Notes due 2023 was €300.0 million ($325.8 million) as of December 31, 2015.
See Note 11, "Debt," of the Notes to Consolidated Financial Statements for additional information regarding our debt.
As of December 31, 2015, we were in compliance with our debt covenants.
Deposits
We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.
Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with securities brokerage firms. As of December 31, 2015, Comenity Bank and Comenity Capital Bank had $1.4 billion in money market deposits outstanding with interest rates ranging from 0.22% to 0.66%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.
Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of $100,000 and $1,000, respectively, in various maturities ranging between three months and seven years and with effective annual interest rates ranging from 0.43% to 2.80%. As of December 31, 2015, we had $4.3 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.
Securitization Program
We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, or Master Trust I, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III, or Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Master Note Trust, or the WFC Trust. These securitization programs are the primary vehicle through which we finance Comenity Bank's and Comenity Capital Bank's credit card receivables. Historically, we have used both public and private term asset-backed securitization transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.
As of December 31, 2015, the WFN Trusts and the WFC Trust had approximately $10.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts. We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by Comenity Bank and Comenity Capital Bank. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the asset-backed securitization markets at the time.

Index
We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of December 31, 2015, total capacity under the conduit facilities was $3.0 billion, of which $2.2 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from March 2017 to December 2017 with variable interest rates ranging from 1.34% to 1.57% as of December 31, 2015.
The following table shows the maturities of borrowing commitments as of December 31, 2015 for the WFN Trusts and the WFC Trust by year:
	2016	2017	2018	2019	2020 and Thereafter	Total
	(In thousands)
Term notes	$1,050,000	$950,000	$991,000	$802,166	$475,000	$4,268,166
Conduit facilities (1)	—	2,950,000	—	—	—	2,950,000
Total (2)	$1,050,000	$3,900,000	$991,000	$802,166	$475,000	$7,218,166

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $2.1 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the consolidated financial statements.
Early amortization events as defined within each asset-backed securitization transaction are generally driven by asset performance. We do not believe it is reasonably likely that an early amortization event will occur due to asset performance. However, if an early amortization event were declared, the trustee of the particular credit card securitization trust would retain the interest in the receivables along with the excess interest income that would otherwise be paid to our bank subsidiary until the credit card securitization investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional credit card receivables.
See Note 11, "Debt," of the Notes to Consolidated Financial Statements for additional information regarding our securitized debt.
Stock Repurchase Programs
On January 1, 2015, our Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of our outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, the Board of Directors authorized an increase to the stock repurchase program to acquire an additional $400.0 million of our outstanding common stock through December 31, 2015, for a total authorization of $1.0 billion. During the year ended December 31, 2015, we repurchased approximately 3.4 million shares of our common stock for an aggregate amount of $951.6 million.
On January 1, 2016, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of our outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion.
See Note 16, "Stockholders' Equity," of the Notes to Consolidated Financial Statements for additional information regarding our stock repurchases.

Index
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Our future cash payments associated with our contractual obligations and commitments to make future payments by type and period are summarized below:
	2016	2017 & 2018	2019 & 2020	2021 & Thereafter	Total
	(In thousands)
Deposits (1)	$3,040,048	$1,732,427	$974,563	$24,825	$5,771,863
Non-recourse borrowings of consolidated securitization entities (1)	1,150,464	4,281,446	1,303,590	—	6,735,500
Long-term and other debt (1)	548,517	1,066,387	3,214,516	1,026,775	5,856,195
Operating leases	91,212	142,546	108,818	269,377	611,953
Software licenses	342	253	—	—	595
ASC 740 obligations (2)	—	—	—	—	—
Purchase obligations (3)	239,736	136,455	16,840	1,605	394,636
Total	$5,070,319	$7,359,514	$5,618,327	$1,322,582	$19,370,742

(1)	The deposits, non-recourse borrowings of consolidated securitization entities and long-term and other debt represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2015, applied to the contractual repayment period.
(2)	ASC 740 obligations do not reflect unrecognized tax benefits of $185.9 million, of which the timing remains uncertain.
(3)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include purchase commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.
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
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a "well capitalized" institution must have a Common Equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Common Equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. Under these guidelines, Comenity Bank and Comenity Capital Bank are considered well capitalized. As of December 31, 2015, Comenity Capital Bank's Common Equity Tier 1 capital ratio was 13.0%, Tier 1 capital ratio was 13.0%, total capital ratio was 14.3% and leverage ratio was 13.3%, and Comenity Capital Bank was not subject to a capital directive order. As of December 31, 2015, Comenity Bank's Common Equity Tier 1 capital ratio was 14.4%, Tier 1 capital ratio was 14.4%, total capital ratio was 15.7% and leverage ratio was 14.8%, and Comenity Bank was not subject to a capital directive order.

Index
On September 8, 2015, Comenity Bank and Comenity Capital Bank each entered into a consent order with the FDIC in settlement of the FDIC's review of Comenity Bank and Comenity Capital Bank's practices regarding the marketing, promotion and sale of certain add-on products. Comenity Bank and Comenity Capital Bank entered into the consent orders for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the orders.
Under the consent orders, Comenity Bank and Comenity Capital Bank will collectively provide restitution of approximately $61.5 million to eligible customers for actions occurring between January 2008 and September 2014. In addition, Comenity Bank and Comenity Capital Bank collectively agreed to pay $2.5 million in civil money penalties to the FDIC. The civil penalties to the FDIC have been paid as of December 31, 2015, with disbursement of restitution to eligible customers expected to begin in the first quarter of 2016. Adequate provisions were made for these costs in our consolidated financial statements as of December 31, 2015. Before the FDIC's review began, Comenity Bank and Comenity Capital Bank made changes to these add-on products, and they believe their current business practices substantially address the FDIC's concerns; however, Comenity Bank and Comenity Capital Bank also agreed to make further enhancements to their compliance and other processes related to the marketing, promotion and sale of these add-on products.
In August 2014, the SEC adopted a number of rules that will change the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. The adopted rules finalize rules that were originally proposed on April 7, 2010 and re-proposed on July 26, 2011. A number of rules proposed by the SEC in 2010 and 2011, such as requiring group-level data for the underlying assets in credit card securitizations, were not adopted in the final rulemaking but may be implemented by the SEC in the future. We are still assessing the impact of the new rules, and the possibility of continued rulemaking, on our publicly offered credit card securitization program. The SEC also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts relied on in our credit card securitization program to avoid registration as investment companies. The form that these rules may ultimately take is uncertain at this time, but such rules may impact our ability or desire to issue asset-backed securities in the future.
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
Discussion of Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting policies that are described in the Notes to Consolidated Financial Statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management's most subjective judgments. The primary critical accounting estimates are described below.
Allowance for Loan Loss.
We maintain an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The estimate of our allowance for loan loss considers uncollectible principal, interest and fees reflected in the credit card and loan receivables. While our estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results to determine the allowance for loan loss. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The considerations in these analyses include past and current credit card and loan performance, seasoning and growth, account collection strategies, economic conditions, bankruptcy filings, policy changes, payment rates and forecasting uncertainties. Given the same information, others may reach different reasonable estimates.
If we used different assumptions in estimating net losses that could be incurred, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in our estimate of incurred net loan losses could have resulted in a change of approximately $135.3 million in the allowance for loan loss at December 31, 2015, with a corresponding change in the provision for loan loss.

Index
Revenue Recognition.
We recognize revenue when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered.
We also enter into contracts that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Estimates may be utilized in determining the fair value of each element using the selling price hierarchy price, as applicable. Moreover, judgment is used to interpret the terms and determine when all the criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition.
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
The adoption of Accounting Standards Update, or ASU, 2009-13, "Multiple-Deliverable Revenue Arrangements," established the use of a three-level hierarchy when establishing the selling price and the relative selling price method when allocating arrangement consideration and eliminated the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. Effective January 1, 2015, all of our sponsor contracts are accounted for under ASU 2009-13.
Proceeds from the issuance of AIR MILES reward miles are allocated to three elements, the redemption element, the service element, and the brand element, based on the relative selling price method. Redemption revenue is recognized as the AIR MILES reward miles are redeemed; service revenue is recognized over the estimated life of an AIR MILES reward mile, or 42 months. The brand element is recognized as AIR MILES reward miles are issued.
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
The amount of revenue recognized is subject to our estimate of breakage, or those AIR MILES reward miles that we estimate will remain unredeemed by the collector base, and the estimated life of an AIR MILES reward mile.
Breakage and the life of an AIR MILES reward mile are based on management's estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. There have been no changes to management's estimate of the life of an AIR MILES reward miles in the periods presented in the financial statements. We estimate that a change to the estimated life of an AIR MILES reward mile of one month would impact revenue by approximately $5 million. Based on the analysis of historical redemption trends and additional statistical analysis performed, including the impact of changes in the program structure, our estimate of breakage was 26% for the years ended December 31, 2015 and 2014 and 27% for the year ended December 31, 2013.
As of December 31, 2015, we had $844.9 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 13, "Deferred Revenue," of the Notes to Consolidated Financial Statements.
Should there be a change in collector behavior with the advent of expiry, or redemptions exceed our expectations, this could result in a change in our estimates of breakage or life of an AIR MILES reward mile.
Income Taxes.
We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740, "Income Taxes." The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 19, "Income Taxes," of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.
Recent Accounting Pronouncements
See "Recently Issued Accounting Standards" under Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that we have recently adopted and certain accounting standards that we have not yet been required to adopt and may be applicable to our future financial condition, results of operations or cash flow.

Index
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk and foreign currency exchange rate risk.
Interest Rate Risk. Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was $330.2 million for 2015. To manage our risk from market interest rates, we actively monitor interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.
The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1%. In 2015, a 1% increase in interest rates would have resulted in an increase to our interest expense of approximately $76 million. Conversely, a corresponding decrease in interest rates would have resulted in a decrease to interest expense of approximately $59 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.
Credit Risk. We are exposed to credit risk relating to the credit card loans we make to our clients' customers. Our credit risk relates to the risk that consumers using the private label or co-brand credit cards that we issue will not repay their revolving credit card loan balances. To minimize our risk of credit card loan write-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new accountholders, establishing or adjusting their credit limits and applying our risk-based pricing. We also utilize a proprietary collection scoring algorithm to assess accounts for collections efforts if they become delinquent; after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.
Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar and between the U.S. dollar and the Euro. For the year ended December 31, 2015, an additional 10% decrease in the strength of the Canadian dollar versus the U.S. dollar and the Euro versus the U.S. dollar would have resulted in an additional decrease in pre-tax income of approximately $17 million and $5 million, respectively. Conversely, a corresponding increase in the strength of the Canadian dollar or the Euro versus the U.S. dollar would result in a comparable increase to pre-tax income in these periods.
Item 8.	Financial Statements and Supplementary Data.
Our consolidated financial statements begin on page F-1 of this Form 10-K.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Index
Item 9A.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.	Other Information.
None.

Index
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Incorporated by reference to the Proxy Statement for the 2016 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015.
Item 11.	Executive Compensation.
Incorporated by reference to the Proxy Statement for the 2016 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to the Proxy Statement for the 2016 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference to the Proxy Statement for the 2016 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015.
Item 14.	Principal Accounting Fees and Services.
Incorporated by reference to the Proxy Statement for the 2016 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015.

Index
PART IV
Item 15.	Exhibits, Financial Statement Schedules.
a)	The following documents are filed as part of this report:
(1) Financial Statements
(2) Financial Statement Schedule
(3) The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Second Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	3/3/00

3.2	(a)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	6/7/13

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(a)	Office Lease between Nodenble Associates, LLC and ADS Alliance Data Systems, Inc., dated as of October 1, 2009.	10-K	10.1	3/1/10

10.2	(a)	Fourth Amendment to Office Lease between FSP One Legacy Circle LLC (as successor in interest to Nodenble Associates, LLC) and ADS Alliance Data Systems, Inc. dated as of June 15, 2011.	10-K	10.2	2/27/12

10.3	(a)	Office Lease, dated as of June 7, 2013 between The Shops at Legacy (North) L.L.C. and ADS Alliance Data Systems, Inc.	10-K	10.3	2/27/15

10.4	(a)	Lease Agreement, dated as of May 19, 2010 between Brandywine Operating Partnership, L.P. and ADS Alliance Data Systems, Inc.	10-Q	10.13	8/9/10

10.5	(a)	Office Lease between Office City, Inc. and World Financial Network National Bank, dated December 24, 1986, and amended January 19, 1987, May 11, 1988, August 4, 1989 and August 18, 1999.	S-1	10.17	1/13/00

10.6	(a)	Fifth Amendment to Office Lease between Office City, Inc. and World Financial Network National Bank, dated March 29, 2004.	10-K	10.6	2/28/08

10.7	(a)	Lease Modification Agreement between Office City, Inc. and Comenity Servicing LLC, successor in interest to World Financial Network National Bank, dated October 17, 2013.	10-K	10.6	2/28/14

10.8	(a)	Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated July 2, 1990, and amended September 11, 1990, November 16, 1990 and February 18, 1991.	S-1	10.18	1/13/00

10.9	(a)	Fourth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 1, 2000.	10-Q	10.1	5/14/03

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.10	(a)	Fifth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated June 30, 2001.	10-K	10.10	3/3/06

10.11	(a)	Sixth Amendment to Lease Agreement by and between Continental Acquisitions, Inc. and World Financial Network National Bank, dated January 27, 2006.	10-K	10.10	2/28/08

10.12	(a)	Letter Agreement by and between Continental Realty, Ltd. and ADS Alliance Data Systems, Inc., dated as of October 29, 2009.	10-K	10.10	3/1/10

10.13	(a)	Seventh Amendment to Lease Agreement by and among JEL/220 W. Schrock, LLC, FEK/220 W. Schrock, LLC, CP/220 W. Schrock, LLC, NRI 220 Schrock, LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation, dated as of January 14, 2010.	10-K	10.10	2/28/11

10.14	(a)	Eighth Amendment to Lease by and between JEL/220 W. Schrock, LLC, FEK/220 W. Schrock, LLC, CP/220 W. Schrock, LLC, NRI 220 Schrock, LLC, Comenity Servicing LLC, successor in interest to ADS Alliance Data Systems, Inc., and Alliance Data Systems Corporation, dated as of December 3, 2013.	10-K	10.13	2/28/14

10.15	(a)	Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated July 30, 2002.	10-K	10.17	3/4/05

10.16	(a)	First Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, Inc., dated August 29, 2007.	10-K	10.13	2/28/08

10.17	(a)	Second Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated October 3, 2008.	10-K	10.13	3/2/09

10.18	(a)	Third Amendment to Lease Agreement by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated November 10, 2009.	10-K	10.14	3/1/10

10.19	(a)	Lease by and between 601 Edgewater LLC and Epsilon Data Management, LLC, dated August 16, 2011.	10-K	10.19	2/27/15

10.20	(a)	Lease Agreement by and between Sterling Direct, Inc. and Sterling Properties, L.L.C., dated September 22, 1997, as subsequently assigned.	10-K	10.18	3/4/05

10.21	(a)	First Amendment to Lease by and between Bekins Properties LLC (as successor in interest to Sterling Properties LLC) and Epsilon Data Management, LLC (as successor in interest to Sterling Direct, Inc.), dated as of September 1, 2011.	10-K	10.17	2/27/12

10.22	(a)	Second Amendment to Lease by and between RGA Real Estate Holdings, LLC (as successor in interest to Bekins Properties LLC) and Epsilon Data Management, LLC (as successor in interest to Sterling Direct, Inc.), dated as of September 30, 2014.	10-K	10.22	2/27/15

10.23	(a)	Lease between 592423 Ontario Inc. and Loyalty Management Group Canada, Inc., dated November 14, 2005.	10-K	10.18	2/26/07

10.24	(a)	Lease Amending Agreement by and between Dundeal Canada (GP) Inc. (as successor in interest to 592423 Ontario Inc.) and LoyaltyOne, Inc., dated as of May 21, 2009.	10-K	10.19	3/1/10

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.25	(a)	Lease Agreement by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated August 25, 2006.	10-K	10.20	2/26/07

10.26	(a)	Third Lease Amendment by and between ADS Place Phase I, LLC and ADS Alliance Data Systems, Inc. dated as of November 1, 2007.	10-K	10.21	3/1/10

10.27	(a)	Office Lease by and between BRE/COH OH LLC and ADS Alliance Data Systems, Inc. dated as of July 26, 2012, as amended.	10-K	10.26	2/28/14

10.28	(a)	Lease between 2725312 Canada Inc. and Loyalty Management Group Canada Inc. dated as of February 26, 2008, as amended.	10-K	10.29	2/27/12

10.29	(a)	Industrial Building Lease between Aspen Marketing Services, Inc. (as successor in interest to Aspen Marketing, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated June 3, 2003, as amended.	10-K	10.30	2/27/12

10.30	(a)	Fourth Amendment to Industrial Building Lease between Aspen Marketing Services, LLC (as successor in interest to Aspen Marketing Services, Inc.) and A. & A. Conte Joint Venture Limited Partnership dated March 26, 2012.	10-K	10.26	2/28/13

10.31	(a)	Lease Agreement between NOP Cottonwood 2795, LLC and ADS Alliance Data Systems, Inc. dated as of September 21, 2010, as amended.	10-K	10.28	2/28/13

10.32	(a)	Third Amendment to Lease Agreement between NOP Cottonwood 2795, LLC and Comenity Servicing LLC (successor in interest to ADS Alliance Data Systems, Inc.), dated as of March 11, 2014.	10-K	10.33	2/27/15

10.33	(a)	Lease Agreement between Piedmont Operating Partnership, L.P. and Epsilon Data Management, LLC dated as of August 1, 2013.	10-K	10.34	2/27/15

10.34	(a)	Assumption and Assignment Agreement between Coldwater Creek Merchandising & Logistics, Inc., Comenity Servicing LLC and Foothill Shadows, LLC dated as of September 16, 2014, as amended.	10-K	10.35	2/27/15

10.35	(a)	Lease Agreement between C.V. Kingsroad and Brand Loyalty International B.V. dated October 9, 2012, as amended.	10-K	10.36	2/27/15

10.36	(a)	Lease Agreement between Stichting Mathilda and Brand Loyalty Sourcing B.V. dated December 20, 2012.	10-K	10.37	2/27/15

*10.37	(a)
Build-To-Suit Net Lease between Westminster Westminster LLC (as successor in interest to Glenborough Properties, L.P.) and Comenity Servicing LLC (as successor in interest to ADS Alliance Data Systems, Inc.) dated January 11, 2001, as amended.

+10.38	(a)	Alliance Data Systems Corporation Amended and Restated Executive Deferred Compensation Plan effective January 1, 2008.	10-Q	10.1	5/11/09

+10.39	(a)	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan.	DEF 14A	A	4/29/05

+10.40	(a)	Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009.	10-Q	10.8	11/9/09

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

+10.41	(a)	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.42	(a)	Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.43	(a)	Form of Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	8-K	10.4	8/4/05

+10.44	(a)	Form of Canadian Nonqualified Stock Option Agreement for awards under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	10-K	10.101	2/27/07

+10.45	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	8-K	10.1	2/20/14

+10.46	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2014 grant).	8-K	10.2	2/20/14

+10.47	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2015 grant).	8-K	10.2	2/19/15

+10.48	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/17/16

+10.49	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2016 grant).	8-K	10.2	2/17/16

+10.50	(a)	Form of Non-Employee Director Nonqualified Stock Option Agreement.	8-K	10.1	6/13/05

+10.51	(a)	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	10-Q	10.10	8/8/08

+10.52	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.53	(a)	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.54	(a)	Form of Alliance Data Systems Associate Confidentiality Agreement.	10-K	10.24	3/12/03

+10.55	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.56	(a)	Alliance Data Systems Corporation 2015 Employee Stock Purchase Plan, effective July 1, 2015.	DEF 14A	C	4/20/15

+10.57	(a)	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended.	10-Q	10.1	5/7/10

+10.58	(a)	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended.	10-Q	10.2	5/7/10

+10.59	(a)	LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009.	10-Q	10.3	5/7/10

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

+10.60	(a)	Change in Control Agreement, dated as of September 25, 2003, by and between ADS Alliance Data Systems, Inc. and Edward J. Heffernan.	S-3	10.1	10/15/03

10.61	(a)	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).	S-1	10.43	1/13/00

10.62	(a)	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc.	S-1	10.44	1/13/00

10.63	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	S-3	4.6	7/5/01

10.64	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.65	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.66	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/4/05

10.67	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.68	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.69	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.70	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.71	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.72	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.73	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	S-3	4.3	7/5/01

10.74	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.75	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.76	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/4/05

10.77	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.78	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.79	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.80	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.81	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

10.82	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.83	(b) (c)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	S-3	4.8	7/5/01

10.84	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.85	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.86	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.87	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	S-3	4.1	7/5/01

10.88	(b) (c)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.89	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.90	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.91	(b) (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A..	8-K	4.1	6/30/10

10.92	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.93	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among World Financial Network Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.1	6/26/12

10.94	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.2	6/26/12

10.95	(b) (c) (d)	Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	11/14/11

10.96	(b) (c) (d)	Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	4/16/12

10.97	(b) (c) (d)	Series 2012-B Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	7/23/12

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.98	(b) (c) (d)	Series 2012-C Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	7/23/12

10.99	(b) (c) (d)	Series 2012-D Indenture Supplement, dated as of October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	10/10/12

10.100	(b) (c) (d)	Series 2013-A Indenture Supplement, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	2/22/13

10.101	(b) (c) (d)	Series 2013-B Indenture Supplement, dated as of May 21, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	5/24/13

10.102	(b) (c) (d)	Series 2014-A Indenture Supplement, dated as of February 19, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	2/21/14

10.103	(b) (c) (d)	Series 2014-C Indenture Supplement, dated as of November 7, 2014, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/13/14

10.104	(b) (c) (d)	Series 2015-A Indenture Supplement, dated as of April 17, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	4/21/15

10.105	(b) (c) (d)	Series 2015-B Indenture Supplement, dated as of August 21, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/25/15

10.106	(b) (c) (d)	Series 2015-C Indenture Supplement, dated as of October 27, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	10/29/15

10.107	(b) (c) (d)	Amended and Restated Service Agreement, dated as of June 28, 2013, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	7/3/13

10.108	(b) (c) (d)	First Amendment to Amended and Restated Service Agreement, dated as of September 9, 2013, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/11/13

10.109	(b) (c) (d)	Second Amendment to Amended and Restated Service Agreement, dated as of March 1, 2014, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	3/5/14

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.110	(b) (c) (d)	Third Amendment to Amended and Restated Service Agreement, dated as of September 1, 2014, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/5/14

10.111	(b) (c) (d)	Amendment to Amended and Restated Service Agreement, dated February 25, 2015, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	3/2/15

10.112	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.113	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC..	10-K	10.94	3/2/09

10.114	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC..	10-K	10.127	2/28/11

10.115	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.116	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.117	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.118	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.119	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.8	11/7/08

10.120	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.121	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.122	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.123	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.124	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.125	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.126	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.127	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.128	(a)	Second Amended and Restated Series 2009-VFC1 Supplement, dated as of September 25, 2013, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.4	11/5/13

10.129	(a)	First Amendment to Second Amended and Restated Series 2009-VFC1 Supplement, dated as of May 1, 2015, among Comenity Bank, WFN Credit Company, LLC, and Deutsche Bank Trust Company Americas.	10-Q	10.5	5/7/15

*10.130	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2015, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.

10.131	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.132	(a)	Amendment and Restatement Agreement, dated as of August 25, 2015, including Amended and Restated Facilities Agreement, as amended, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank Nederland N.V. (as Arranger) and ING Bank N.V. (as Arranger, Agent and Security Agent).	8-K	10.1	8/28/15

10.133	(a)	Credit Agreement, dated as of July 10, 2013, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, N.A., as Administrative Agent, and various other agents and lenders.	8-K	10.1	7/16/13

10.134	(a)	First Amendment to Credit Agreement, dated as of December 8, 2014, by and among Alliance Data Systems Corporation, as borrower, and certain of its subsidiaries as guarantors, Wells Fargo Bank, N.A., as Administrative Agent and Letter of Credit Issuer, and various other lenders.	8-K	10.1	12/10/14

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.135	(a)	Second Amendment to Credit Agreement, dated as of September 25, 2015, by and among Alliance Data Systems Corporation, as borrower, and certain of its subsidiaries as guarantors, Wells Fargo Bank, N.A., as Administrative Agent and Letter of Credit Issuer, and various other lenders.	8-K	10.1	9/29/15

10.136	(a)	Indenture, dated March 29, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company's 6.375% Senior Note due April 1, 2020).	8-K	4.1	4/2/12

10.137	(a)	Indenture, dated November 20, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company's 5.250% Senior Note due December 1, 2017).	8-K	4.1	11/27/12

10.138	(a)	Indenture, dated July 29, 2014, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as trustee (including the form of the Company's 5.375% Senior Note due August 1, 2022).	8-K	4.1	7/30/14

10.139	(a)	Indenture, dated November 19, 2015, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantor, U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent (including the form of the Company's 5.25% Senior Note due November 15, 2023).	8-K	4.1	11/20/15

*12.1	(a)	Statement re Computation of Ratios

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)
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
ALLIANCE DATA SYSTEMS CORPORATION

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas
We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2016

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Data Systems Corporation
Plano, Texas
We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2016

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$1,168,037	$1,077,152
Trade receivables, less allowance for doubtful accounts ($4,042 and $3,811 at December 31, 2015 and 2014, respectively)	706,506	743,294
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	10,592,373	8,312,291
Other credit card and loan receivables	3,207,090	2,931,589
Total credit card and loan receivables	13,799,463	11,243,880
Allowance for loan loss	(741,611)	(570,171)
Credit card and loan receivables, net	13,057,852	10,673,709
Credit card and loan receivables held for sale	95,462	125,060
Deferred tax asset, net	288,098	218,872
Other current assets	477,898	456,349
Redemption settlement assets, restricted	456,564	520,340
Total current assets	16,250,417	13,814,776
Property and equipment, net	576,706	559,628
Deferred tax asset, net	617	164
Intangible assets, net	1,203,745	1,515,994
Goodwill	3,814,078	3,865,484
Other non-current assets	576,267	507,931
Total assets	$22,421,830	$20,263,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$442,414	$455,656
Accrued expenses	566,540	457,472
Contingent consideration	—	326,023
Deposits	2,981,917	2,645,995
Non-recourse borrowings of consolidated securitization entities	1,050,000	1,058,750
Current debt	369,649	208,164
Other current liabilities	294,377	306,123
Deferred revenue	698,997	846,370
Deferred tax liability, net	1,665	930
Total current liabilities	6,405,559	6,305,483
Deferred revenue	145,910	166,807
Deferred tax liability, net	631,510	690,175
Deposits	2,640,393	2,127,546
Non-recourse borrowings of consolidated securitization entities	5,443,166	4,133,166
Long-term and other debt	4,692,852	4,001,082
Other non-current liabilities	285,033	207,772
Total liabilities	20,244,423	17,632,031
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	167,377	235,566
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200,000 shares; issued, 112,143 shares and 111,686 shares at December 31, 2015 and 2014, respectively	1,121	1,117
Additional paid-in capital	2,981,041	2,905,563
Treasury stock, at cost, 51,266 shares and 47,874 shares at December 31, 2015 and 2014, respectively	(3,927,345)	(2,975,795)
Retained earnings	3,092,464	2,540,948
Accumulated other comprehensive loss	(137,251)	(75,453)
Total stockholders' equity	2,010,030	2,396,380
Total liabilities and stockholders' equity	$22,421,830	$20,263,977

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues
Transaction	$336,778	$337,391	$329,027
Redemption	1,028,412	1,053,248	587,187
Finance charges, net	2,871,270	2,303,698	1,956,654
Marketing services	2,006,496	1,438,688	1,289,356
Other revenue	196,790	169,915	156,839
Total revenue	6,439,746	5,302,940	4,319,063
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	3,814,500	3,218,774	2,549,159
Provision for loan loss	668,200	425,205	345,758
General and administrative	138,483	141,468	109,115
Regulatory settlement	64,563	—	—
Earn-out obligation	—	105,944	—
Depreciation and other amortization	142,051	109,655	84,291
Amortization of purchased intangibles	350,089	203,427	131,828
Total operating expenses	5,177,886	4,204,473	3,220,151
Operating income	1,261,860	1,098,467	1,098,912
Interest expense
Securitization funding costs	97,109	91,103	95,326
Interest expense on deposits	53,630	37,543	29,111
Interest expense on long-term and other debt, net	179,445	131,880	181,063
Total interest expense, net	330,184	260,526	305,500
Income before income taxes	931,676	837,941	793,412
Provision for income taxes	326,248	321,801	297,242
Net income	$605,428	$516,140	$496,170
Less: Net income attributable to non-controlling interest	8,887	9,847	—
Net income attributable to common stockholders	$596,541	$506,293	$496,170

Net income attributable to common stockholders per share:
Basic	$8.91	$8.72	$10.09
Diluted	$8.85	$7.87	$7.42

Weighted average shares:
Basic	61,874	56,378	49,190
Diluted	62,301	62,445	66,866

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Net income	$605,428	$516,140	$496,170

Other comprehensive (loss) income:
Unrealized loss on securities available-for-sale	(2,870)	(264)	(7,592)
Tax benefit (expense)	149	(1,271)	1,460
Unrealized loss on securities available-for-sale, net of tax	(2,721)	(1,535)	(6,132)

Unrealized (loss) gain on cash flow hedges	(1,359)	3,302	—
Tax benefit (expense)	358	(952)	—
Unrealized (loss) gain on cash flow hedges, net of tax	(1,001)	2,350	—

Foreign currency translation adjustments	(58,076)	(58,041)	9,766
Other comprehensive (loss) income, net of tax	(61,798)	(57,226)	3,634

Total comprehensive income, net of tax	$543,630	$458,914	$499,804
Less: Comprehensive income attributable to non-controlling interest	9,630	11,766	—
Comprehensive income attributable to common stockholders	$534,000	$447,148	$499,804

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
				(In thousands)
January 1, 2013	94,963	$950	$1,454,230	$(2,458,092)	$1,553,260	$(21,861)	$528,487
Net income attributable to common stockholders	—	—	—	—	496,170	—	496,170
Other comprehensive income	—	—	—	—	—	3,634	3,634
Stock-based compensation	—	—	59,183	—	—	—	59,183
Repurchases of common stock	—	—	—	(231,085)	—	—	(231,085)
Warrant conversions	2,783	28	(37)	—	—	—	(9)
Other	556	5	(624)	—	—	—	(619)
December 31, 2013	98,302	$983	$1,512,752	$(2,689,177)	$2,049,430	$(18,227)	$855,761
Net income attributable to common stockholders	—	—	—	—	506,293	—	506,293
Accretion of non-controlling interest	—	—	—	—	(14,775)	—	(14,775)
Other comprehensive loss	—	—	—	—	—	(57,226)	(57,226)
Stock-based compensation	—	—	72,462	—	—	—	72,462
Repurchases of common stock	—	—	—	(286,618)	—	—	(286,618)
Warrant conversions	8,289	83	(1,559)	—	—	—	(1,476)
Acquisition of Conversant, Inc.	4,608	46	1,322,695	—	—	—	1,322,741
Other	487	5	(787)	—	—	—	(782)
December 31, 2014	111,686	$1,117	$2,905,563	$(2,975,795)	$2,540,948	$(75,453)	$2,396,380
Net income attributable to common stockholders	—	—	—	—	596,541	—	596,541
Accretion of non-controlling interest	—	—	—	—	(45,025)	—	(45,025)
Other comprehensive loss	—	—	—	—	—	(61,798)	(61,798)
Stock-based compensation	—	—	91,381	—	—	—	91,381
Repurchases of common stock	—	—	—	(951,550)	—	—	(951,550)
Other	457	4	(15,903)	—	—	—	(15,899)
December 31, 2015	112,143	$1,121	$2,981,041	$(3,927,345)	$3,092,464	$(137,251)	$2,010,030

See accompanying notes to consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$605,428	$516,140	$496,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492,140	313,082	216,119
Deferred income taxes	(121,342)	(13,391)	42,913
Provision for loan loss	668,200	425,205	345,758
Non-cash stock compensation	91,381	72,462	59,183
Amortization of discount on debt	867	12,709	65,677
Amortization of deferred financing costs	31,460	24,019	25,492
Earn-out obligation	—	105,944	—
Change in other operating assets and liabilities, net of acquisitions:
Change in deferred revenue	(6,266)	(27,782)	(30,383)
Change in trade receivables	8,307	(156,003)	(33,414)
Change in accounts payable and accrued expenses	67,230	125,919	(28,011)
Change in other assets	(112,962)	(128,660)	(148,952)
Change in other liabilities	37,062	89,915	63,914
Change in contingent liability	(99,601)	—	—
Originations of credit card and loan receivables held for sale	(6,579,851)	(5,271,668)	(1,674,713)
Sales of credit card and loan receivables held for sale	6,567,105	5,284,880	1,612,631
Other	56,683	(28,612)	(8,892)
Net cash provided by operating activities	1,705,841	1,344,159	1,003,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(22,396)	(59,701)	(54,572)
Change in cash collateral, restricted	15,750	12,658	32,405
Change in restricted cash	(2,061)	803	39,378
Change in credit card and loan receivables	(2,872,045)	(2,260,706)	(1,420,931)
Purchase of credit card portfolios	(243,151)	(953,171)	(46,705)
Sale of credit card portfolios	26,900	—	—
Payments for acquired businesses, net of cash	(45,430)	(1,195,808)	—
Capital expenditures	(191,683)	(158,694)	(135,376)
Purchases of other investments	(38,787)	(125,729)	(35,084)
Maturities/sales of other investments	11,800	7,227	2,852
Other	(1,445)	(4,000)	(1,383)
Net cash used in investing activities	(3,362,548)	(4,737,121)	(1,619,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	3,087,414	3,431,087	1,985,000
Repayments of borrowings	(2,228,303)	(1,835,161)	(1,300,241)
Proceeds from convertible note hedge counterparties	—	1,519,833	1,056,307
Settlement of convertible note borrowings	—	(1,864,803)	(1,861,289)
Payment of acquisition-related contingent consideration	(205,928)	—	—
Acquisition of non-controlling interest	(87,376)	—	—
Issuances of deposits	3,252,198	3,820,867	1,989,576
Repayments of deposits	(2,403,429)	(1,863,686)	(1,401,625)
Non-recourse borrowings of consolidated securitization entities	4,675,000	2,670,000	2,268,285
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(3,373,750)	(2,070,000)	(1,807,339)
Payment of deferred financing costs	(29,512)	(55,119)	(24,772)
Excess tax benefits from stock-based compensation	20,134	34,159	17,267
Proceeds from issuance of common stock	18,003	17,063	14,090
Purchase of treasury shares	(951,550)	(286,618)	(231,085)
Other	—	(1,476)	(22)
Net cash provided by financing activities	1,772,901	3,516,146	704,152

Effect of exchange rate changes on cash and cash equivalents	(25,309)	(15,854)	(11,758)
Change in cash and cash equivalents	90,885	107,330	76,470
Cash and cash equivalents at beginning of year	1,077,152	969,822	893,352
Cash and cash equivalents at end of year	$1,168,037	$1,077,152	$969,822

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$311,396	$221,237	$239,203
Income taxes paid, net	$304,214	$255,985	$216,530

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
The Company operates in the following reportable segments: LoyaltyOne®, Epsilon®, and Card Services. In the first quarter of 2015, the Company renamed the Private Label Services and Credit segment to "Card Services," which had no impact to the reported results of the segment in the current or prior periods presented.
LoyaltyOne provides coalition and short-term loyalty programs through the Company's Canadian AIR MILES® Reward Program and the Company's ownership in BrandLoyalty Group B.V. ("BrandLoyalty"). Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Card Services encompasses credit card processing, billing and payment processing, customer care and collections services for private label retailers as well as private label retail credit card and loan receivables financing, including securitization of the credit card receivables that it underwrites from its private label and co-brand retail credit card programs.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the current period, the Company identified a mathematical error in the calculation of comprehensive income attributable to common stockholders for the year ended December 31, 2014 in the consolidated statements of comprehensive income. The previously reported amount of $470.7 million has been corrected to $447.1 million in the current year financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ADSC and all subsidiaries in which the Company has a controlling interest. Controlling interest is determined by a majority ownership interest and the absence of substantive third party participating rights. All intercompany transactions have been eliminated.
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
In evaluating the allowance for loan loss for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning and growth, account collection strategies, economic conditions, bankruptcy filings, policy changes, payment rates and forecasting uncertainties.
Allowance for Doubtful Accounts—The Company analyzes the appropriateness of its allowance for doubtful accounts based on the Company's assessment of various factors, including historical experience, the age of the accounts receivable balance, customer creditworthiness, current economic trends, and changes in its customer payment terms and collection trends. Account balances are charged-off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Property and Equipment—Furniture, equipment, computer software and development, buildings and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Land is carried at cost and is not depreciated. Depreciation and amortization for furniture, equipment and buildings are computed on a straight-line basis, using estimated lives ranging from two to twenty-one years. Software development is capitalized in accordance with ASC 350‑40, "Intangibles – Goodwill and Other – Internal-Use Software," and is amortized on a straight-line basis over the expected benefit period, which ranges from two to seven years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.
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
Derivatives Designated as Hedging Instruments—The Company assesses both at a hedge's inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows or remeasurement of the hedged items and whether the derivatives may be expected to remain highly effective in future periods.
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
Changes in the fair value of derivative instruments designated as hedging instruments, excluding any ineffective portion, are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of this hedging instrument is recognized through net income when the ineffectiveness occurs.
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
Redeemable Non-Controlling Interest—Non-controlling interest with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity in the Company's consolidated balance sheets at the greater of the initial carrying amount, increased or decreased for the non-controlling interest's share of net income (loss), or its redemption value. The Company recognizes changes in the redemption value on a quarterly basis and adjusts the carrying amount of the non-controlling interest to equal the redemption value at each balance sheet date. Under this method, the balance sheet date is viewed as if it were also the redemption date for the non-controlling interest. The Company reflects redemption value adjustments in the earnings per share calculation if redemption value is in excess of the carrying value of the non-controlling interest.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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
Prior to the adoption of ASU 2009-13, the Company allocated the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element which represents the award ultimately provided to the collector and the service element which consists of direct marketing and support services. For contracts entered into prior to January 1, 2011, revenue related to the service element is determined using the residual method.
The adoption of ASU 2009-13 eliminated the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. Effective January 1, 2015, all of the Company's sponsor contracts are accounted for under ASU 2009-13.
ASU 2009-13 also established the use of a three-level hierarchy when establishing the selling price and the relative selling price method when allocating arrangement consideration. The fair value of each element was determined using management's estimated selling price for that respective element. The Company determines its best estimate of selling price by considering multiple inputs and methods, including discounted cash flows, and the number of AIR MILES reward miles issued and expected to be redeemed. The Company estimates the selling prices and volumes over the term of the respective agreements in order to determine the allocation of proceeds to each of the multiple elements delivered.
Proceeds from the issuance of AIR MILES reward miles are allocated to three elements, the redemption element, the service element and the brand element, based on the relative selling price method.
Redemption revenue is recognized as the AIR MILES reward miles are redeemed; service revenue is recognized over the estimated life of an AIR MILES reward mile, or 42 months. The brand element is recognized as AIR MILES reward miles are issued. Revenue associated with both the service and brand element is included in transaction revenue in the Company's consolidated statements of income.
The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management's estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. The Company determined that its estimate of breakage was 26% for the years ended December 31, 2015 and 2014 and 27% for the year ended December 31, 2013.
There have been no changes to the Company's estimate of the life of an AIR MILES reward mile in the periods presented in the financial statements.
Should there be a change in collector behavior with the advent of expiry, or redemptions exceed the Company's expectations, this could result in a change in the Company's estimates of breakage or the life of an AIR MILES reward mile.
Redemption revenue – short-term loyalty programs—Generally, for short-term loyalty programs, revenue is deferred until the consumer has redeemed the product from the retailer.
Finance charges, net—Finance charges, net represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements. As discussed in Note 4, "Credit Card and Loan Receivables," interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC 310‑20, "Receivables – Nonrefundable Fees and Other Costs," direct loan origination costs on credit card and loan receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net. As of December 31, 2015 and 2014, the remaining unamortized deferred costs related to loan origination were $44.5 million and $32.0 million, respectively.
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
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:
	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Numerator
Net income attributable to common stockholders	$596,541	$506,293	$496,170
Less: accretion of redeemable non-controlling interest	45,025	14,775	—
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$551,516	$491,518	$496,170
Denominator
Weighted average shares, basic	61,874	56,378	49,190
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	—	2,112	8,516
Shares from assumed exercise of convertible note warrants	—	3,421	8,482
Net effect of dilutive stock options and unvested restricted stock	427	534	678
Denominator for diluted calculation	62,301	62,445	66,866

Net income attributable to common stockholders per share:
Basic	$8.91	$8.72	$10.09
Diluted	$8.85	$7.87	$7.42
The Company calculated the effect of its convertible senior notes on diluted net income per share as if they would be settled in cash as the Company had the intent to settle the convertible senior notes for cash. The convertible senior notes were settled with cash upon maturity in August 2013 and May 2014, respectively.
Currency Translation—The assets and liabilities of the Company's subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, primarily from Canadian dollars and the Euro. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). The Company recognized $6.3 million, $12.0 million and $(1.0) million in foreign currency transaction gains (losses) for the years ended December 31, 2015, 2014 and 2013, respectively.
Leases —Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement and includes executory costs.
Advertising Costs—The Company participates in various advertising and marketing programs, including collaborative arrangements with certain clients. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising expenses, including advertising on behalf of its clients, of $251.0 million, $239.5 million and $206.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810, "Consolidation." ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early application permitted. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Subsequently, in August 2015, the FASB issued ASU 2015-15, "Imputation of Interest," which adds SEC staff guidance on the presentation of debt issuance costs related to line-of-credit arrangements, allowing for the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company intends to maintain the deferral and presentation of these line-of-credit debt issuance costs as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. Under ASU 2015-03 and ASU 2015-15, unamortized debt issuance costs of $72.0 million would be reclassified from other non-current assets to a reduction of debt as of December 31, 2015.
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
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires that equity investments be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. Additionally, ASU 2016-01 requires entities that elect the fair value option for financial liabilities to recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Finally, entities must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2016-01 will have on its consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. ACQUISITIONS
2015 Acquisitions:
Edison International Concept & Agencies B.V. and Max Holding B.V.
On August 31, 2015, BrandLoyalty acquired all of the stock of Edison International Concept & Agencies B.V. ("Edison") and Max Holding B.V. ("Merison"), two Netherlands-based loyalty marketers, for cash consideration of approximately $45.4 million, net of $2.2 million of cash and cash equivalents acquired. The acquisition expands BrandLoyalty's short-term loyalty programs into new markets and introduces new brands to existing markets. Total net assets acquired were $61.4 million, including $6.7 million of intangible assets and $34.7 million of goodwill, with total liabilities assumed of $16.0 million. The goodwill resulting from the acquisition is not deductible for tax purposes. The results of Edison and Merison have been included since the date of acquisition and are reflected in the Company's LoyaltyOne segment.
2014 Acquisitions:
Brand Loyalty Group B.V.
On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty Group B.V. ("BrandLoyalty"), a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expanded the Company's presence across Europe, Asia and Latin America. The results of BrandLoyalty have been included since the date of acquisition and are reflected in the Company's LoyaltyOne segment. The initial cash consideration was approximately $259.5 million in addition to the assumption of debt. The goodwill resulting from the acquisition was not deductible for tax purposes.
The following table summarizes the allocation of consideration and the respective fair values of the assets acquired and liabilities assumed in the BrandLoyalty acquisition as of the date of purchase:
As of January 2, 2014
(In thousands)
Current assets, net of cash acquired	$246,769
Deferred tax asset	3,509
Property and equipment	19,719
Other non-current assets	3,994
Intangible assets	423,832
Goodwill	565,015
Total assets acquired	1,262,838

Current liabilities	146,559
Current portion of long-term debt	34,180
Deferred tax liability	105,512
Long-term debt (net of current portion)	126,323
Other non-current liabilities	142
Total liabilities assumed	412,716

Redeemable non-controlling interest	341,907

Net assets acquired	$508,215
The Company also recorded a liability for the earn-out provisions included in the BrandLoyalty share purchase agreement of €181.9 million ($248.7 million as of January 2, 2014), which was included in the Company's consolidated balance sheet. The liability was measured at fair value on the date of purchase and subsequent changes in the fair value of the liability of €87.6 million ($105.9 million at December 31, 2014) were included in operating expenses in the Company's consolidated statements of income. This earn-out obligation was not deductible for tax purposes.
Pursuant to the BrandLoyalty share purchase agreement, the Company may acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period from the acquisition date at 10% per year at predetermined valuation multiples. If specified annual earnings targets are met by BrandLoyalty, the Company must acquire the additional 10% ownership interest for the year achieved; otherwise, the sellers have a put option to sell the Company their 10% ownership interest for the respective year. Effective January 1, 2015, the Company increased its ownership in BrandLoyalty to 70%.
In February 2015, the Company paid €269.9 million to settle the contingent consideration associated with the Company's 60% ownership interest and €77.2 million for the acquisition of the Company's additional 10% ownership interest in BrandLoyalty that was effective on January 1, 2015 ($305.5 million and $87.4 million on February 10, 2015, respectively).
The specified annual earnings target was met for the year ended December 31, 2015 and the Company acquired an additional 10% ownership interest effective January 1, 2016. See Note 15, "Redeemable Non-Controlling Interest," for more information. In February 2016, the Company paid €91.1 million for the acquisition of the Company's additional 10% ownership interest in BrandLoyalty that was effective on January 1, 2016 ($102.0 million on February 8, 2016).

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
The results of Conversant have been included since the date of acquisition and are reflected in the Company's Epsilon segment. The addition of Conversant provided scale in display, mobile, video, and social digital channels, and added important capabilities to Epsilon's digital messaging platform, Agility Harmony®. The addition of Conversant's Common ID initiative, which is able to recognize individuals across devices (desktop, tablet, mobile), as well as the ability to insource all digital capabilities, enhanced Agility Harmony. Conversant's data also enriched the Company's existing offline and online data set, allowing for more effective targeted marketing programs. The goodwill recognized was attributable to expected synergies and the assembled workforce. The goodwill resulting from the acquisition was not deductible for tax purposes.
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
As of December 10, 2014
(In thousands)
Current assets, net of cash acquired	$180,030
Deferred tax asset	11,905
Property and equipment	25,555
Developed technology	182,500
Other non-current assets	1,744
Intangible assets	755,600
Goodwill	1,650,299
Total assets acquired	2,807,633

Current liabilities	177,585
Deferred tax liability	344,081
Other non-current liabilities	26,933
Total liabilities assumed	548,599

Net assets acquired	$2,259,034
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
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. CREDIT CARD AND LOAN RECEIVABLES
The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of total credit card and loan receivables is presented in the table below:
	December 31, 2015	December 31, 2014
	(In thousands)
Principal receivables	$13,196,421	$10,762,498
Billed and accrued finance charges	537,821	422,838
Other credit card and loan receivables	65,221	58,544
Total credit card and loan receivables	13,799,463	11,243,880
Less: credit card receivables – restricted for securitization investors	10,592,373	8,312,291
Other credit card and loan receivables	$3,207,090	$2,931,589
Allowance for Loan Loss
The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The allowance for loan loss covers forecasted uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.
The following table presents the Company's allowance for loan loss for the years indicated:
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$570,171	$503,169	$481,958
Provision for loan loss	668,200	425,205	345,758
Change in estimate for uncollectible unpaid interest and fees	15,500	12,500	11,000
Recoveries	198,272	178,394	112,538
Principal charge-offs	(710,532)	(549,097)	(448,085)
Balance at end of year	$741,611	$570,171	$503,169
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
The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2015, 2014 and 2013, actual charge-offs for unpaid interest and fees were $374.3 million, $302.7 million and $240.8 million, respectively.

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
The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:
	December 31, 2015	% of Total	December 31, 2014	% of Total
	(In thousands, except percentages)
Receivables outstanding - principal	$13,196,421	100.0%	$10,762,498	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$178,526	1.4%	$157,760	1.4%
61 to 90 days	124,095	0.9	93,175	0.9
91 or more days	256,949	1.9	182,945	1.7
Total	$559,570	4.2%	$433,880	4.0%
The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2015, 2014 and 2013, the Company's re-aged accounts represented 1.3%, 1.2% and 1.4%, respectively, of total credit card and loan receivables for each period and thus do not have a significant impact on the Company's delinquencies or net charge-offs. The Company's re-aging practices comply with regulatory guidelines.

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
Credit card receivables for which temporary hardship and permanent concessions were granted are both considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card receivables are evaluated at their present value with impairment measured as the difference between the credit card receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company's measurement of impairment of modified credit card receivables on a pooled basis, the discount rate used for credit card receivables is the average current annual percentage rate the Company applies to non-impaired credit card receivables, which approximates what would have been applied to the pool of modified credit card receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card receivables are included in the general pool of credit card receivables with the allowance determined under the contingent loss model of ASC 450‑20, "Loss Contingencies." If the Company applied accounting under ASC 310‑40, "Troubled Debt Restructurings by Creditors," to the modified credit card receivables in these programs, there would not be a material difference in the allowance for loan loss.
The Company had $169.2 million and $134.9 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $36.7 million and $35.2 million, respectively, as of December 31, 2015 and 2014. These modified credit card receivables represented less than 2% of the Company's total credit card receivables as of both December 31, 2015 and 2014. The average recorded investment in the impaired credit card receivables was $147.0 million and $117.9 million for the years ended December 31, 2015 and 2014, respectively.
Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $14.8 million, $13.2 million and $12.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.
The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of Restructurings	Pre-modification Outstanding Balance	Post- modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post- modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings – credit card receivables	170,413	$186,648	$186,477	141,137	$142,260	$142,141
The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:
	Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted – credit card receivables	79,478	$82,377	60,427	$59,862

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card and Loan Receivable Accounts
The following tables set forth, as of December 31, 2015 and 2014, the number of active credit card and loan accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan accounts from origination:
	December 31, 2015
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	6,514	28.2%	$3,337,173	25.3%
13-24 Months	3,663	15.9	2,201,966	16.7
25-36 Months	2,438	10.6	1,501,899	11.4
37-48 Months	1,774	7.7	1,070,314	8.1
49-60 Months	1,323	5.7	803,678	6.1
Over 60 Months	7,351	31.9	4,281,391	32.4
Total	23,063	100.0%	$13,196,421	100.0%

	December 31, 2014
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In thousands, except percentages)
0-12 Months	6,029	28.8%	$2,710,992	25.2%
13-24 Months	3,026	14.4	1,549,899	14.4
25-36 Months	2,120	10.1	1,113,755	10.3
37-48 Months	1,548	7.4	866,645	8.1
49-60 Months	1,158	5.5	655,351	6.1
Over 60 Months	7,082	33.8	3,865,856	35.9
Total	20,963	100.0%	$10,762,498	100.0%
Credit Quality
The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company's credit card and loan receivables by obligor credit quality as of December 31, 2015 and 2014:
	December 31, 2015		December 31, 2014
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In thousands, except percentages)
No Score	$164,585	1.2%	$227,378	2.1%
27.1% and higher	1,248,250	9.5	499,989	4.6
17.1% - 27.0%	795,408	6.0	967,035	9.0
12.6% - 17.0%	1,042,439	7.9	1,129,122	10.5
3.7% - 12.5%	5,942,222	45.0	4,429,399	41.1
1.9% - 3.6%	1,736,127	13.2	2,254,794	21.0
Lower than 1.9%	2,267,390	17.2	1,254,781	11.7
Total	$13,196,421	100.0%	$10,762,498	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Transfer of Financial Assets
The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, "Transfers and Servicing." Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $61.5 million and $48.9 million at December 31, 2015 and December 31, 2014, respectively, and are included in credit card and loan receivables held for sale in the Company's consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company's consolidated statements of cash flows.
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
During the years ended December 31, 2015 and 2014, the Company purchased $328.2 and $263.8 million of loan receivables under these agreements, respectively. The outstanding balance of these loan receivables was $222.6 million and $160.6 million as of December 31, 2015 and 2014, respectively, and was included in other credit card and loan receivables in the Company's consolidated balance sheets.
Portfolios Held for Sale
The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, and were $34.0 million and $76.2 million as of December 31, 2015 and December 31, 2014, respectively. In June 2015, the Company sold one credit card portfolio previously classified as held for sale for cash proceeds of $26.9 million and recognized a de minimis gain.
Portfolio Acquisitions
During the year ended December 31, 2014, the Company acquired four credit card portfolios for purchase prices totaling approximately $972.6 million and consisting of $855.9 million of credit card receivables and $116.7 million of intangible assets.
During the year ended December 31, 2015, the Company acquired an existing co-brand credit card portfolio. The purchase price was approximately $243.2 million, which is subject to customary purchase price adjustments, and consisted of $223.3 million of credit card receivables and $19.9 million of intangible assets.
In January 2016, the Company purchased an existing private label credit card portfolio for total consideration paid of $547.5 million, subject to customary purchase price adjustments.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Securitized Credit Card Receivables
The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.
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
Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. None of the cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the periods ending December 31, 2015, 2014 and 2013, respectively.
The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:
	December 31, 2015	December 31, 2014
	(In thousands)
Total credit card receivables – restricted for securitization investors	$10,592,373	$8,312,291
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$198,785	$145,768

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net charge-offs of securitized principal	$407,410	$317,877	$311,111
5. INVENTORIES
Inventories of $228.0 million and $220.5 million at December 31, 2015 and 2014, respectively, consist of finished goods primarily to be utilized as rewards in the Company's loyalty programs and are included in other current assets in the Company's consolidated balance sheets.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. OTHER INVESTMENTS
Other investments consist of restricted cash, marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company's consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:
	December 31, 2015				December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Restricted cash	$22,392	$—	$—	$22,392	$22,611	$—	$—	$22,611
Marketable securities	121,543	402	(1,684)	120,261	100,072	66	(33)	100,105
U.S. Treasury bonds	100,044	177	(43)	100,178	95,669	520	(1,322)	94,867
Total	$243,979	$579	$(1,727)	$242,831	$218,352	$586	$(1,355)	$217,583
The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2015 and 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$40,853	$(748)	$34,575	$(936)	$75,428	$(1,684)
U.S. Treasury bonds	49,967	(43)	—	—	49,967	(43)
Total	$90,820	$(791)	$34,575	$(936)	$125,395	$(1,727)

	December 31, 2014
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Marketable securities	$8,757	$(27)	$48,961	$(1,295)	$57,718	$(1,322)
U.S. Treasury bonds	75,043	(33)	—	—	75,043	(33)
Total	$83,800	$(60)	$48,961	$(1,295)	$132,761	$(1,355)
The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at December 31, 2015 by contractual maturity are as follows:
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$31,644	$31,584
Due after one year through five years	75,038	75,183
Due after five years through ten years	15,030	14,821
Due after ten years	99,875	98,851
Total	$221,587	$220,439
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2015, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2015, 2014 and 2013.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. REDEMPTION SETTLEMENT ASSETS
Redemption settlement assets consist of cash and cash equivalents and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:
	December 31, 2015				December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents	$270,324	$—	$—	$270,324	$237,127	$—	$—	$237,127
Mutual funds	25,215	—	(321)	24,894	—	—	—	—
Corporate bonds	160,356	1,029	(39)	161,346	280,053	3,160	—	283,213
Total	$455,895	$1,029	$(360)	$456,564	$517,180	$3,160	$—	$520,340

The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mutual funds	$24,894	$(321)	$—	$—	$24,894	$(321)
Corporate bonds	27,836	(39)	—	—	27,836	(39)
Total	$52,730	$(360)	$—	$—	$52,730	$(360)
There were no investments that were in an unrealized loss position at December 31, 2014.
The amortized cost and estimated fair value of the securities at December 31, 2015 by contractual maturity are as follows:
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$88,201	$88,260
Due after one year through five years	97,370	97,980
Total	$185,571	$186,240
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2015, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2015, 2014 and 2013.
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:
	December 31,
	2015	2014
	(In thousands)
Computer software and development	$662,547	$608,224
Furniture and equipment	309,327	259,129
Land, buildings and leasehold improvements	107,045	104,631
Construction in progress	80,184	44,737
Total	1,159,103	1,016,721
Accumulated depreciation	(582,397)	(457,093)
Property and equipment, net	$576,706	$559,628
Depreciation expense totaled $86.1 million, $67.1 million and $53.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and includes purchased software. Amortization expense on capitalized software totaled $94.6 million, $48.2 million and $33.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, the net amount of unamortized capitalized software costs included in the consolidated balance sheets was $272.8 million and $299.5 million, respectively.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consist of the following:
	December 31, 2015
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,195,214	$(361,579)	$833,635	3-12 years—straight line
Premium on purchased credit card portfolios	259,477	(113,957)	145,520	3-10 years—straight line, accelerated
Customer database	210,300	(163,131)	47,169	3-10 years—straight line
Collector database	50,577	(47,747)	2,830	30 years—15% declining balance
Publisher networks	140,200	(29,238)	110,962	5-7 years—straight line
Tradenames	84,867	(44,107)	40,760	2-15 years—straight line
Purchased data lists	11,873	(6,372)	5,501	1-5 years—straight line, accelerated
Favorable lease	6,891	(1,873)	5,018	3-10 years—straight line
Noncompete agreements	1,300	(1,300)	—	3 years—straight line
	$1,960,699	$(769,304)	$1,191,395
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$1,973,049	$(769,304)	$1,203,745

	December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In thousands)
Finite Lived Assets
Customer contracts and lists	$1,328,056	$(295,263)	$1,032,793	4-12 years—straight line
Premium on purchased credit card portfolios	289,173	(114,923)	174,250	3-10 years—straight line, accelerated
Customer databases	210,300	(126,157)	84,143	3-10 years—straight line
Collector database	60,238	(56,239)	3,999	30 years—15% declining balance
Publisher networks	140,200	(1,662)	138,538	5-7 years—straight line
Tradenames	86,934	(29,408)	57,526	2-15 years—straight line
Purchased data lists	12,335	(6,497)	5,838	1-5 years—straight line, accelerated
Favorable lease	6,891	(767)	6,124	3-10 years—straight line
Noncompete agreements	1,300	(867)	433	3 years—straight line
	$2,135,427	$(631,783)	$1,503,644
Indefinite Lived Assets
Tradenames	12,350	—	12,350	Indefinite life
Total intangible assets	$2,147,777	$(631,783)	$1,515,994
With the Edison and Merison acquisition on August 31, 2015, the Company acquired $6.7 million of intangible assets related to customer contracts, which are being amortized over a weighted average life of 3.0 years.
With the credit card portfolio acquisition made during the year ended December 31, 2015, the Company acquired $19.9 million of intangible assets, consisting of $13.1 million of customer relationships being amortized over a weighted average life of 3.5 years and $6.8 million of marketing relationships being amortized over a weighted average life of 7.0 years.
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
With the credit card portfolio acquisitions made during the year ended December 31, 2014, the Company acquired $116.7 million of intangible assets, consisting of $84.2 million of customer relationships being amortized over a weighted average life of 3.6 years and $32.5 million of marketing relationships being amortized over a weighted average life of 6.1 years.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For more information on these business acquisitions, see Note 3, "Acquisitions," and for more information on these portfolio acquisitions, see Note 4, "Credit Card and Loan Receivables."
Amortization expense related to the intangible assets was approximately $311.4 million, $197.8 million and $128.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:
For Years Ending December 31,
(In thousands)
2016	$310,226
2017	270,761
2018	214,962
2019	171,743
2020	116,953
2021 & thereafter	106,750
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014, respectively, are as follows:
	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Total
	(In thousands)
December 31, 2013	$232,449	$1,241,522	$261,732	$—	$1,735,703
Goodwill acquired during year	565,015	1,650,299	—	—	2,215,314
Effects of foreign currency translation	(84,007)	(1,526)	—	—	(85,533)
December 31, 2014	713,457	2,890,295	261,732	—	3,865,484
Goodwill acquired during year	34,712	—	—	—	34,712
Effects of foreign currency translation	(84,667)	(1,451)	—	—	(86,118)
December 31, 2015	$663,502	$2,888,844	$261,732	$—	$3,814,078
For the year ended December 31, 2015, the Company acquired $34.7 million of goodwill from the Edison and Merison acquisition in August 2015. For the year ended December 31, 2014, the Company acquired $2.2 billion of goodwill of which $565.0 million resulted from the BrandLoyalty acquisition in January 2014 and $1.6 billion resulted from the Conversant acquisition in December 2014. See Note 3, "Acquisitions," for additional information.
The Company completed annual impairment tests for goodwill on July 31, 2015, 2014 and 2013 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2016, unless events occur or circumstances indicate an impairment may have occurred.
10. ACCRUED EXPENSES
Accrued expenses consist of the following:
	December 31,
	2015	2014
	(In thousands)
Accrued payroll and benefits	$193,067	$182,148
Accrued taxes	102,922	34,461
Accrued other liabilities	270,551	240,863
Accrued expenses	$566,540	$457,472

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. DEBT
Debt consists of the following:
Description	December 31, 2015	December 31, 2014	Maturity	Interest Rate
	(Dollars in thousands)

Long-term and other debt:
2013 revolving line of credit	$465,000	$—	July 2018 or December 2019	(1)
2013 term loans	2,703,750	2,603,125	Various (2)	(1)
BrandLoyalty revolving line of credit	69,731	108,789	August 2018	(3)
Senior notes due 2017	398,199	397,332	December 2017	5.250%
Senior notes due 2020	500,000	500,000	April 2020	6.375%
Senior notes due 2022	600,000	600,000	August 2022	5.375%
Senior notes due 2023	325,821	—	November 2023	5.250%
Total long-term and other debt	5,062,501	4,209,246
Less: current portion	369,649	208,164
Long-term portion	$4,692,852	$4,001,082

Deposits:
Certificates of deposit	$4,252,024	$3,934,906	Various – January 2016 – November 2021	0.43% to 2.80%
Money market deposits	1,370,286	838,635	On demand	(4)
Total deposits	5,622,310	4,773,541
Less: current portion	2,981,917	2,645,995
Long-term portion	$2,640,393	$2,127,546

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,458,166	$3,376,916	Various - May 2016 – August 2020	0.91% to 4.55%
Floating rate asset-backed term note securities	810,000	450,000	February 2016 and April 2018	(5)
Conduit asset-backed securities	2,225,000	1,365,000	Various - March 2017 – December 2017	(6)
Total non-recourse borrowings of consolidated securitization entities	6,493,166	5,191,916
Less: current portion	1,050,000	1,058,750
Long-term portion	$5,443,166	$4,133,166

(1)	The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At December 31, 2015, the weighted average interest rate was 2.43% and 2.44% for the 2013 revolving line of credit and 2013 term loans, respectively.
(2)	The maturity dates for the 2013 term loans are September 2016, July 2018 and December 2019.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At December 31, 2015, the weighted average interest rate was 1.17%.
(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At December 31, 2015, the interest rates ranged from 0.22% to 0.66%.
(5)	The interest rates are based upon LIBOR plus an applicable margin. At December 31, 2015, the interest rates ranged from 0.71% to 0.81%.
(6)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At December 31, 2015, the interest rates ranged from 1.34% to 1.57%.
At December 31, 2015, the Company was in compliance with its financial covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Agreements
In July 2013, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC and Aspen Marketing Services, LLC, as guarantors, entered into a credit agreement with various agents and lenders dated July 10, 2013 (the "2013 Credit Agreement"). At December 31, 2013, the 2013 Credit Agreement provided for a $1.25 billion term loan, subject to certain principal repayments, and a $1.25 billion revolving line of credit with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans, as well as an uncommitted accordion feature of up to $500.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions.
In July 2014, the Company exercised in part the accordion feature and increased the capacity under the revolving line of credit by $50.0 million to $1.3 billion.
In December 2014, the Company entered into an amendment to the 2013 Credit Agreement which provides for, among other things, (i) a new five-year incremental term loan of $1.4 billion that matures on December 8, 2019 and (ii) the extension of the maturity date for the majority of the existing term loans under the 2013 Credit Agreement from July 10, 2018 to December 8, 2019. The amendment to 2013 Credit Agreement also gave the Company the right to elect to optionally prepay non-extended term loans prior to the extended term loans and the new incremental term loans. The incremental term loans bear interest at the same rates as, and are generally subject to the same terms as, the existing term loans under the 2013 Credit Agreement.
The 2013 term loans, as amended, provide for aggregate principal payments of approximately 5% throughout the duration of the term, payable in equal quarterly installments.
On March 3, 2015, Conversant LLC and Commission Junction, LLC were added as guarantors for the 2013 Credit Agreement, as amended, as well as the senior notes due 2017, senior notes due 2020 and senior notes due 2022.
On September 25, 2015, the Company amended the 2013 Credit Agreement and borrowed incremental term loans in the aggregate principal amount of $200.0 million that mature on September 23, 2016. These term loans bear interest at the same rates and are generally subject to the same terms as the existing term loans under the 2013 Credit Agreement. As amended, the 2013 Credit Agreement provides for term loans in the aggregate principal amount of $2.85 billion (the "2013 term loans") and a $1.3 billion revolving line of credit (the "2013 revolving line of credit").
The 2013 Credit Agreement, as amended, is unsecured.
Advances under the 2013 Credit Agreement, as amended, are in the form of either U.S. dollar-denominated or Canadian dollar-denominated base rate loans or U.S. dollar-denominated eurodollar loans. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the highest of (i) Wells Fargo's prime rate (ii) the Federal funds rate plus 0.5% and (iii) LIBOR as defined in the 2013 Credit Agreement, as amended, plus 1.0%, in each case plus a margin of 0.25% to 1.0% based upon the Company's total leverage ratio as defined in the 2013 Credit Agreement, as amended. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (i) Wells Fargo's prime rate for Canadian dollar loans and (ii) the Canadian Dollar Offered Rate plus 1.0%, in each case plus a margin of 0.25% to 1.0% based upon the Company's total leverage ratio as defined in the 2013 Credit Agreement, as amended. The interest rate for eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 1.25% to 2.0% based on the Company's total leverage ratio as defined in the 2013 Credit Agreement, as amended.
The 2013 Credit Agreement, as amended, contains the usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company's ability and in certain instances, its subsidiaries' ability to consolidate or merge; substantially change the nature of its business; sell, lease, or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; pay dividends; and make acquisitions. The negative covenants are subject to certain exceptions as specified in the 2013 Credit Agreement as amended. The 2013 Credit Agreement, as amended, also requires the Company to satisfy certain financial covenants, including a maximum total leverage ratio as determined in accordance with the 2013 Credit Agreement, as amended, and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the 2013 Credit Agreement, as amended. The 2013 Credit Agreement, as amended, also includes customary events of default.
Total availability under the 2013 revolving line of credit at December 31, 2015 was $835.0 million.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

BrandLoyalty Credit Agreement
As part of the BrandLoyalty acquisition, the Company assumed the debt outstanding under BrandLoyalty's Amended and Restated Senior Facilities Agreement, as amended dated as of December 19, 2013 (the "2013 BrandLoyalty Credit Agreement").
In August 2015, BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, refinanced the 2013 BrandLoyalty Credit Agreement (as amended, the 2015 BrandLoyalty Credit Agreement) to provide for a committed revolving line of credit of €62.5 million and an uncommitted revolving line of credit of €62.5 million, both of which are scheduled to mature on August 25, 2018. The 2015 BrandLoyalty Credit Agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty Group and certain of its subsidiaries.
Simultaneously with entering into the 2015 BrandLoyalty Credit Agreement in August 2015, BrandLoyalty terminated the 2013 BrandLoyalty Credit Agreement.
As of December 31, 2015, amounts outstanding under the committed revolving line of credit and the uncommitted revolving line of credit under the 2015 BrandLoyalty Credit Agreement were €30.0 million and €34.2 million ($32.6 million and $37.1 million), respectively.
All advances under the 2015 BrandLoyalty Credit Agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the 2015 BrandLoyalty Credit Agreement, plus an applicable margin based on BrandLoyalty's senior net leverage ratio. The 2015 BrandLoyalty Credit Agreement contains financial covenants, including a senior net leverage ratio, as well as usual and customary negative covenants and customary events of default.
Senior Notes
The senior notes set forth below are each governed by their respective indenture that includes usual and customary negative covenants and events of default for transactions of these types. These senior notes are unsecured and are guaranteed on a senior unsecured basis by certain of the Company's existing and future domestic subsidiaries that guarantee its 2013 Credit Agreement, as amended, as described above.
Due 2017
In November 2012, the Company issued and sold $400.0 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the "Senior Notes due 2017") at an issue price of 98.912% of the aggregate principal amount. The Senior Notes due 2017 accrue interest on the principal amount at the rate of 5.250% per annum from November 20, 2012, payable semiannually in arrears, on June 1 and December 1 of each year, beginning on June 1, 2013. The unamortized discount was $1.8 million and $2.7 million at December 31, 2015 and December 31, 2014, respectively. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at December 31, 2015, is a period of 1.9 years at an effective annual interest rate of 5.5%.
Due 2020
In March 2012, the Company issued and sold $500.0 million aggregate principal amount of 6.375% senior notes due April 1, 2020 (the "Senior Notes due 2020"). The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012. The proceeds from the issuance of the Senior Notes due 2020 were used to repay outstanding indebtedness under the Company's 2013 Credit Agreement, as amended.
Due 2022
In July 2014, the Company issued and sold $600.0 million aggregate principal amount of 5.375% senior notes due August 1, 2022 (the "Senior Notes due 2022"). The Senior Notes due 2022 accrue interest on the principal amount at the rate of 5.375% per annum from July 29, 2014, payable semi-annually in arrears, on February 1 and August 1 of each year, beginning on February 1, 2015. The proceeds from the issuance of the Senior Notes due 2022 were used to repay outstanding indebtedness under the Company's 2013 Credit Agreement, as amended.
Due 2023
In November 2015, the Company issued and sold €300.0 million aggregate principal amount of 5.25% senior notes due November 15, 2023 (the "Senior Notes due 2023"). The Senior Notes due 2023 accrue interest on the principal amount at the rate of 5.25% per annum from November 19, 2015, payable semiannually in arrears, on May 15 and November 15 of each year, beginning on May 15, 2016. The amount outstanding under the Senior Notes due 2023 was €300.0 million ($325.8 million) as of December 31, 2015. The Senior Notes due 2023 were admitted for listing on the Official List of the Irish Stock Exchange and for trading on the Global Exchange Market, effective January 18, 2016.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deposits
Terms of the certificates of deposit range from three months to seven years with annual interest rates ranging from 0.43% to 2.80%, with a weighted average interest rate of 1.54%, at December 31, 2015 and 0.30% to 3.25%, with a weighted average interest rate of 1.27%, at December 31, 2014. Interest is paid monthly and at maturity.
Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with securities brokerage firms. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2015, Comenity Bank and Comenity Capital Bank had $1.4 billion in money market deposits outstanding with annual interest rates ranging from 0.22% to 0.66%, with a weighted average interest rate of 0.56%. As of December 31, 2014, Comenity Bank and Comenity Capital Bank had $838.6 million in money market deposits outstanding with annual interest rates ranging from 0.01% to 0.42%, with a weighted average interest rate of 0.23%.
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
Asset-Backed Term Notes
In April 2015, Master Trust I issued $500.0 million of asset-backed term notes, $140.0 million of which were retained by the Company and eliminated from the consolidated financial statements. These securities mature in April 2018 and have a variable interest rate equal to LIBOR plus a margin of 0.48%.
In June 2015, $450.0 million of Series 2010-A asset-backed term notes, $56.2 million of which were retained by the Company and eliminated from the Company's consolidated financial statements, matured and were repaid.
In August 2015, Master Trust I issued $625.0 million of asset-backed term notes, $150.0 million of which were retained by the Company and eliminated from the Company's consolidated financial statements. These securities mature in August 2020 and have a fixed interest rate of 2.55%.
In September 2015, $394.7 million of Series 2014-B asset-backed term notes, $94.7 million of which were retained by the Company and eliminated from the Company's consolidated financial statements, matured and were repaid.
In October 2015, Master Trust I issued $389.6 million of asset-backed term notes, $89.6 million of which were retained by the Company and eliminated from the Company's consolidated financial statements. These securities mature in May 2017 and have a fixed interest rate of 1.26%.
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
In December 2015, the WFC Trust renewed its 2009-VFN conduit facility, increasing the capacity from $450.0 million to $1.05 billion and extending the maturity to December 1, 2017.
In December 2015, Master Trust I amended its 2009-VFN conduit facility, increasing the capacity from $700.0 million to $1.0 billion.
As of December 31, 2015, total capacity under the conduit facilities was $3.0 billion, of which $2.2 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from March 2017 to December 2017 with variable interest rates ranging from 1.34% to 1.57% as of December 31, 2015.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities
Debt at December 31, 2015 matures as follows:
Year	Long-Term and Other Debt	Deposits	Non-Recourse Borrowings of Consolidated Securitization Entities
	(In thousands)
2016	$369,649	$2,981,917	$1,050,000
2017 (1)	532,500	924,897	3,175,000
2018	217,493	740,099	991,000
2019	2,518,839	526,866	802,166
2020	500,000	423,913	475,000
Thereafter (2)	925,821	24,618	—
Total maturities	5,064,302	5,622,310	6,493,166
Unamortized discount (3)	(1,801)	—	—
	$5,062,501	$5,622,310	$6,493,166

(1)	Long-Term and Other Debt includes $400.0 million representing the aggregate principal amount of the Senior Notes due 2017.
(2)	Long Term and Other Debt includes $325.8 million at December 31, 2015, for the €300.0 million Senior Notes due 2023.
(3)	Unamortized discount represents the unamortized discount associated with the Senior Notes due 2017 at December 31, 2015.
12. DERIVATIVE INSTRUMENTS
The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates. The Company was not a party to any interest rate derivative instruments at December 31, 2015.
The Company enters into foreign currency derivatives to reduce the volatility of the Company's cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, certain of which are designated as cash flow hedges. Certain foreign currency exchange forward contracts are not designated as hedges as they do not meet the specific hedge accounting requirements of ASC 815, "Derivatives and Hedging." Changes in the fair value of the derivative instruments not designated as hedging instruments are recorded in the consolidated statements of income as they occur. Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the consolidated statements of cash flows for all periods presented.
Additionally, in November 2015, the Company designated its Euro-denominated Senior Notes due 2023 as a net investment hedge of its investment in BrandLoyalty, which has a functional currency of the Euro, in order to reduce the volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. The change in fair value of the Senior Notes due 2023 due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the year ended December 31, 2015, the Company did not record any ineffectiveness on its net investment hedge.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables present the fair values of the derivative instruments and non-derivative instruments designated as hedges included within the Company's consolidated balance sheets as of December 31, 2015 and 2014:
	December 31, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Maturity
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	$56,668	$2,678	Other current assets	January 2016 to October 2016
Foreign currency exchange hedges	$23,681	$431	Other current liabilities	January 2016 to September 2016
Net investment hedge	$325,821	$3,795	Long-term and other debt	November 2023
Not designated as hedging instruments:
Foreign currency exchange forward contract	$103,719	$1,308	Other current liabilities	February 2016
Foreign currency exchange hedges	$450	$7	Other current liabilities	January 2016

	December 31, 2014
	Notional Amount	Fair Value	Balance Sheet Location	Maturity
	(In thousands)
Designated as hedging instruments:
Foreign currency exchange hedges	$50,908	$3,528	Other current assets	January 2015 to September 2015
Not designated as hedging instruments:
Foreign currency exchange hedges	$3,125	$343	Other current assets	January 2015 to March 2015
Foreign currency exchange forward contract	$236,578	$16,990	Other current liabilities	January 2015
Interest rate derivatives	$79,429	$330	Other current liabilities	December 2015 to August 2016

Losses of $1.0 million, net of tax, were recognized in other comprehensive income for the year ended December 31, 2015 related to foreign exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income until the hedged transactions affect net income. At December 31, 2015, $0.2 million was reclassified from accumulated other comprehensive income into net income. The ineffective portion of these hedged transactions impacts net income when the ineffectiveness occurs. Ineffectiveness of $0.1 million was recorded for the year ended December 31, 2015. At December 31, 2015, $1.3 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.
Gains of $2.4 million, net of tax, were recognized in other comprehensive income for the year ended December 31, 2014 related to foreign exchange hedges designated as effective. At December 31, 2014, $0.3 million was reclassified from accumulated other comprehensive income into net income. A de minimis amount of ineffectiveness was recorded for the year ended December 31, 2014.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes activity related to and identifies the location of the Company's derivatives not designated as hedging instruments for the years ended December 31, 2015, 2014 and 2013 recognized in the Company's consolidated statements of income:
	Years Ended December 31,
	2015		2014		2013
	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In thousands)
Interest rate derivatives	Interest expense on long-term and other debt, net	$213	Interest expense on long-term and other debt, net	$297	Securitization funding costs	$8,511
Foreign currency exchange forward contracts	General and administrative	$(15,032)	General and administrative	$(16,990)	General and administrative	$—
Foreign currency exchange hedges	Cost of operations	$321	Cost of operations	$257	Cost of operations	$—

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2015, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.
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
A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:
	Deferred Revenue
	Service	Redemption	Total
	(In thousands)
December 31, 2013	$346,631	$790,555	$1,137,186
Cash proceeds	219,124	437,383	656,507
Revenue recognized	(202,828)	(481,577)	(684,405)
Other	—	85	85
Effects of foreign currency translation	(30,559)	(65,637)	(96,196)
December 31, 2014	332,368	680,809	1,013,177
Cash proceeds	200,193	381,153	581,346
Revenue recognized	(185,829)	(402,541)	(588,370)
Other	—	685	685
Effects of foreign currency translation	(54,420)	(107,511)	(161,931)
December 31, 2015	$292,312	$552,595	$844,907
Amounts recognized in the consolidated balance sheets:
Current liabilities	$146,402	$552,595	$698,997
Non-current liabilities	$145,910	$—	$145,910

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES
AIR MILES Reward Program
The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company's benefit that expire at various dates. These letters of credit and other assurances totaled $144.5 million at December 31, 2015, which exceeds the amount of the Company's estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.
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
Leases
The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $105.5 million, $91.8 million and $80.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future annual minimum rental payments required under noncancellable operating leases, some of which contain renewal options, as of December 31, 2015, are:

Year	Future Minimum Rental Payments
(In thousands)
2016	$91,212
2017	80,865
2018	61,681
2019	56,248
2020	52,570
Thereafter	269,377
Total	$611,953
Regulatory Matters
Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation ("FDIC"). Comenity Bank remains subject to regulation by the Board of the Governors of the Federal Reserve System. The Company's industrial bank, Comenity Capital Bank, is authorized to do business by the State of Utah and the FDIC.
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank (collectively, the "Banks") to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets as well as adequate allowances for loan losses. Under the regulations, a "well capitalized" institution must have a Common Equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Common Equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. The Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Capital Bank were 13.0%, 13.0%, 14.3% and 13.3%, respectively, at December 31, 2015. The Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Bank were 14.4%, 14.4%, 15.7% and 14.8%, respectively, at December 31, 2015. Based on these guidelines, the Banks are considered well capitalized.
On September 8, 2015, each of the Banks entered into a consent order with the FDIC in settlement of the FDIC's review of the Banks' practices regarding the marketing, promotion and sale of certain add-on products. The Banks entered into the consent orders for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the orders.
Under the consent orders, the Banks will collectively provide restitution of approximately $61.5 million to eligible customers for actions occurring between January 2008 and September 2014. In addition, the Banks collectively agreed to pay $2.5 million in civil money penalties to the FDIC. Adequate provisions were made for these costs in the Company's consolidated financial statements as of December 31, 2015. Before the FDIC's review began, the Banks made changes to these add-on products, and they believe their current business practices substantially address the FDIC's concerns; however, the Banks also agreed to make further enhancements to their compliance and other processes related to the marketing, promotion and sale of these add-on products.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Cardholders
The Company's Card Services segment is active in originating private label and co-branded credit cards in the United States. The Company reviews each potential customer's credit application and evaluates the applicant's financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.
Holders of credit cards issued by the Company have available lines of credit, which vary by cardholder. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. The Company had a total of 59.8 million accounts having unused lines of credit averaging $1,980 per account. Within this total, the Company owns 12.7 million accounts through its agreements with one of its clients as discussed in "Transfer of Financial Assets" in Note 4, "Credit Card and Loan Receivables," with unused lines of credit averaging $1,956 per account. The Company only bears the risk for its participating interest in the loan receivables originated by the Company and subsequently purchased by this client.
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
As of December 31, 2015, the remaining interests are not redeemable, but are probable to be redeemed. As such, the Company adjusted the carrying amount of the redeemable non-controlling interest to the estimated redemption value assuming the interests were redeemable as of December 31, 2015. The estimated redemption values are based on a formula as prescribed in the BrandLoyalty share purchase agreement.
On the acquisition date, the Company recognized a redeemable non-controlling interest in the amount of $341.9 million, which was measured at fair value at the acquisition date. A reconciliation of the changes in the redeemable non-controlling interest is as follows:
Redeemable Non-Controlling Interest
(In thousands)
Balance at January 2, 2014	$341,907
Net income attributable to non-controlling interest	9,847
Other comprehensive income attributable to non-controlling interest	1,988
Adjustment to redemption value	14,775
Foreign currency translation adjustments	(39,654)
Reclassification to accrued expenses	(93,297)
Balance at December 31, 2014	$235,566
Net income attributable to non-controlling interest	8,887
Other comprehensive income attributable to non-controlling interest	900
Adjustment to redemption value	45,025
Foreign currency translation adjustments	(24,113)
Reclassification to accrued expenses	(98,888)
Balance at December 31, 2015	$167,377
As of December 31, 2015, BrandLoyalty met the specified annual earnings target and the Company was obligated to acquire an additional 10% ownership interest, bringing the Company's ownership interest in BrandLoyalty to 80%, effective January 1, 2016. The Company recorded a liability of $98.9 million (€91.1 million on December 31, 2015) for the acquisition of the additional 10% ownership interest, included in accrued expenses in the December 31, 2015 consolidated balance sheet. In February 2016, the Company paid €91.1 million for the acquisition of the Company's additional 10% ownership interest in BrandLoyalty that was effective on January 1, 2016 ($102.0 million on February 8, 2016).

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16. STOCKHOLDERS' EQUITY
Stock Repurchase Programs
In January 2013, the Company's Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company's outstanding common stock from January 2, 2013 through December 31, 2013. In December 2013, the Company's Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company's outstanding common stock from January 1, 2014 through December 31, 2014.
On January 1, 2015, the Company's Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of the Company's outstanding common stock from January 1, 2015 through December 31, 2015. On April 15, 2015, the Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2015 to acquire an additional $400.0 million of the Company's outstanding common stock through December 31, 2015, for a total authorization of $1.0 billion.
During the years ended December 31, 2015, 2014 and 2013, the Company repurchased approximately 3.4 million, 1.1 million and 1.4 million shares of its common stock for an aggregate amount of $951.6 million, $286.6 million and $231.1 million, respectively.
At December 31, 2015, $48.4 million of the stock repurchase program that was authorized in January 2015 and April 2015 expired unused.
On January 1, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of the Company's outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, the Company's Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of the Company's outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion. The stock repurchase program is subject to any restrictions pursuant to the terms of the Company's credit agreements, indentures, and applicable securities laws or otherwise.
Stock Compensation Plans
The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.
The 2010 Omnibus Incentive Plan became effective July 1, 2010 and reserved 3,000,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants who performed services for the Company or its affiliates, with only employees eligible to receive incentive stock options. No more grants may be made from the 2010 Omnibus Incentive Plan, which expired on June 30, 2015.
On March 25, 2015, the Company's Board of Directors adopted the 2015 Omnibus Incentive Plan (the "2015 Plan"), which was subsequently approved by the Company's stockholders on June 3, 2015. The 2015 Plan became effective July 1, 2015 and expires on June 30, 2020. The 2015 Plan reserves 5,100,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options.
On June 5, 2015, the Company registered 5,100,000 shares of its common stock for issuance in accordance with the 2015 Plan pursuant to a Registration Statement on Form S-8, File No. 333-204758.
Terms of all awards under the 2015 Plan are determined by the Board of Directors or the compensation committee of the Board of Directors or its designee at the time of award.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Compensation Expense
Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.
Total stock-based compensation expense recognized in the Company's consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, is as follows:
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of operations	$72,569	$50,790	$40,264
General and administrative	18,812	21,672	18,919
Total	$91,381	$72,462	$59,183
As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company's results of operations has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience. The Company's forfeiture rate was 5% for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, there was approximately $93.4 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.4 years.
Restricted Stock Unit Awards
During 2015, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock units is estimated using the Company's closing share price on the date of grant. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.
Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest ratably over a three year period if specified performance measures tied to the Company's financial performance are met.
	Performance- Based	Service- Based	Total	Weighted Average Fair Value
Balance at January 1, 2013	773,841	315,151	1,088,992	$93.33
Shares granted	409,575	92,206	501,781	155.31
Shares vested	(448,868)	(122,931)	(571,799)	88.15
Shares cancelled	(49,544)	(14,915)	(64,459)	115.83
Balance at December 31, 2013	685,004	269,511	954,515	$121.86
Shares granted (1)	271,616	246,867	518,483	282.34
Shares vested	(405,655)	(99,037)	(504,692)	116.07
Shares cancelled	(32,898)	(16,074)	(48,972)	177.14
Balance at December 31, 2014	518,067	401,267	919,334	$198.85
Shares granted	281,491	82,811	364,302	284.22
Shares vested	(315,330)	(178,691)	(494,021)	174.93
Shares cancelled	(37,862)	(29,849)	(67,711)	239.35
Balance at December 31, 2015	446,366	275,538	721,904	$238.37
Outstanding and Expected to Vest			665,204	$235.23

(1)	During the year ended December 31, 2014, shares granted for service-based restricted stock awards include 181,487 shares exchanged pursuant to the Conversant acquisition.
The total fair value of restricted stock units vested was $86.4 million, $58.6 million and $50.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $184.0 million at December 31, 2015. The weighted-average remaining contractual life for unvested restricted stock units was 1.4 years at December 31, 2015.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Options
Stock option awards are granted with an exercise price equal to the market price of the Company's stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant.
The following table summarizes stock option activity under the Company's equity compensation plans:
	Outstanding		Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at January 1, 2013	384,253	$42.80	384,253	$42.80
Granted	—	—
Exercised	(143,577)	36.30
Forfeited	(1,000)	31.38
Balance at December 31, 2013	239,676	$46.75	239,676	$46.75
Granted (1)	49,117	41.94
Exercised	(117,260)	48.68
Forfeited	—	—
Balance at December 31, 2014	171,533	$44.05	165,745	$44.62
Granted	—	—
Exercised	(95,855)	39.89
Forfeited	(2,318)	32.71
Balance at December 31, 2015	73,360	$49.84	73,053	$49.96
Vested and Expected to Vest	73,334	$49.85

(1)	During the year ended December 31, 2014, stock options granted represent those options exchanged pursuant to the Conversant acquisition.
Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $24.3 million, $25.9 million and $25.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The aggregate intrinsic value of both the outstanding and exercisable stock options as of December 31, 2015 was approximately $16.6 million. The weighted average remaining contractual life of stock options vested and exercisable as of December 31, 2015 was approximately 1.8 years.
The Company received cash proceeds of approximately $3.8 million from stock options exercised during the year ended December 31, 2015.
17. EMPLOYEE BENEFIT PLANS
Employee Stock Purchase Plan
In June 2005, at the annual meeting of stockholders, the stockholders approved and adopted the Amended and Restated Employee Stock Purchase Plan (the "2005 ESPP"), effective on July 1, 2005. The Company amended its 2005 ESPP effective June 1, 2014, providing for six month offering periods, commencing on the first trading day of the first and third calendar quarter of each year and ending on the last trading day of each subsequent calendar quarter. The maximum number of shares reserved for issuance under the 2005 ESPP was 1,500,000 shares, subject to adjustment as provided in the 2005 ESPP. No more shares may be purchased under the 2005 ESPP, which expired on June 30, 2015.
On March 25, 2015, the Company's Board of Directors adopted the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), which was subsequently approved by the Company's stockholders on June 3, 2015. The 2015 ESPP became effective July 1, 2015 with no definitive expiration date. The Company's Board of Directors may at any time and for any reason terminate or amend the 2015 ESPP. No employee may purchase more than $25,000 in stock under the 2015 ESPP in any calendar year, and no employee may purchase stock under the 2015 ESPP if such purchase would cause the employee to own more than 5% of the voting power or value of the Company's common stock. The 2015 ESPP provides for six month offering periods, commencing on the first trading day of the first and third calendar quarter of each year and ending on the last trading day of each subsequent calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of the six-month period. An employee may elect to pay the purchase price of such common stock through payroll deductions. The 2015 ESPP provides for the issuance of any remaining shares available for issuance under the 2005 ESPP, which were 441,327 shares at June 30, 2015. The 2015 ESPP reserved an additional 1,000,000 shares of the Company's common stock for issuance under the 2015 Plan, bringing the maximum number of shares reserved for issuance under the 2015 ESPP to 1,441,327 shares, subject to adjustment as provided in the 2015 ESPP.
On June 5, 2015, the Company registered 1,441,327 shares of its common stock for issuance in accordance with the 2015 ESPP pursuant to a Registration Statement on Form S-8, File No. 333-204759.
During the year ended December 31, 2015, the Company issued 60,503 shares of common stock under the 2015 ESPP at a weighted-average issue price of $241.50. Since its adoption on July 1, 2015, 60,503 shares of common stock have been issued, with 1,380,824 shares available for issuance under the 2015 ESPP.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2015 Omnibus Incentive Plan
At the June 3, 2015 annual meeting of stockholders, the Company's stockholders approved the 2015 Omnibus Incentive Plan. The 2015 plan authorizes the compensation committee to grant cash-based and other equity-based or equity-related awards, including deferred stock units. The maximum cash amount that may be awarded to any single participant in any one calendar year may not exceed $7.5 million.
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
Through December 31, 2013, the Company matched dollar-for-dollar on the first three percent of savings, and an additional fifty cents for each dollar an employee contributed for savings of more than three percent and up to five percent of pay. Effective January 1, 2014, the Company matches dollar-for-dollar up to five percent of savings. All company matching contributions are immediately vested. In addition to the company match, the Company may make an additional annual discretionary contribution based on the Company's profitability. This contribution, subject to Board of Director approval, is based on a percentage of pay and is subject to a separate three-year cliff vesting schedule. The discretionary contribution vests in full upon achieving three years of service for participants with less than three years of service. All of these contributions vest immediately if the participating employee has more than three years of service, attains age 65, becomes disabled, dies or if the 401(k) and Retirement Savings Plan terminates. Company matching and discretionary contributions for the years ended December 31, 2015, 2014 and 2013 were $41.0 million, $37.4 million and $28.1 million, respectively.
The participants in the plan can direct their contributions and the Company's matching contribution to numerous investment options, including the Company's common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333‑65556. As of December 31, 2015, 667,857 of such shares remain available for issuance.
Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)
The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group ("GRSP"), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan ("DPSP") is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches up to 5% of contributions dollar-for-dollar. Contributions made to the DPSP reduce an employee's maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions were $2.2 million for the year ended December 31, 2015, and $2.1 million for each of the years ended December 31, 2014 and 2013.
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
The Company provides a Canadian Supplemental Executive Retirement Plan for a defined group of management and highly compensated employees of LoyaltyOne, Co., one of the Company's wholly-owned subsidiaries. Similar to the EDCP, participants may defer on a pre-tax basis a portion of their compensation and bonuses payable for services rendered and to receive certain employer contributions.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in each component of accumulated comprehensive income (loss), net of tax effects, are as follows:
	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1, 2013	$10,321	$—	$(32,182)	$(21,861)
Changes in other comprehensive income (loss)	(6,132)	—	9,766	3,634
Balance at December 31, 2013	$4,189	$—	$(22,416)	$(18,227)
Changes in other comprehensive income (loss) before reclassifications	(1,535)	2,661	(58,041)	(56,915)
Amounts reclassified from other comprehensive income (loss)	—	(311)	—	(311)
Changes in other comprehensive income (loss)	(1,535)	2,350	(58,041)	(57,226)
Balance at December 31, 2014	$2,654	$2,350	$(80,457)	$(75,453)
Changes in other comprehensive income (loss) before reclassifications	(2,721)	(844)	(58,076)	(61,641)
Amounts reclassified from other comprehensive income (loss)	—	(157)	—	(157)
Changes in other comprehensive income (loss)	(2,721)	(1,001)	(58,076)	(61,798)
Balance at December 31, 2015	$(67)	$1,349	$(138,533)	$(137,251)

(1)	Primarily related to the impact of changes in the Canadian and Euro currency exchange rates.
19. INCOME TAXES
The Company files a consolidated federal income tax return.
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Components of income before income taxes:
Domestic	$700,157	$667,869	$547,757
Foreign	231,519	170,072	245,655
Total	$931,676	$837,941	$793,412
Components of income tax expense are as follows:
Current
Federal	$322,244	$224,604	$188,600
State	53,178	31,049	33,595
Foreign	72,168	79,539	32,134
Total current	447,590	335,192	254,329
Deferred
Federal	(100,245)	(14,250)	1,477
State	(10,991)	(18,935)	(1,485)
Foreign	(10,106)	19,794	42,921
Total deferred	(121,342)	(13,391)	42,913
Total provision for income taxes	$326,248	$321,801	$297,242

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Expected expense at statutory rate	$326,087	$293,279	$277,694
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	27,421	7,874	20,871
Foreign earnings at other than U.S. rates	(26,874)	(8,108)	(9,225)
U.S. tax on foreign dividends, net of credits	2,793	—	—
Non-deductible expenses (non-taxable income)	(722)	27,347	(742)
Other	(2,457)	1,409	8,644
Total	$326,248	$321,801	$297,242

Deferred tax assets and liabilities consist of the following:
	December 31,
	2015	2014
	(In thousands)
Deferred tax assets
Deferred revenue	$200	$7,111
Allowance for doubtful accounts	285,632	220,527
Net operating loss carryforwards and other carryforwards	130,153	98,910
Stock-based compensation and other employee benefits	41,433	44,694
Accrued expenses and other	80,395	48,444
Total deferred tax assets	537,813	419,686
Valuation allowance	(42,185)	(13,013)
Deferred tax assets, net of valuation allowance	495,628	406,673
Deferred tax liabilities
Deferred income	$357,385	$301,282
Depreciation	15,003	19,379
Intangible assets	467,700	558,081
Total deferred tax liabilities	840,088	878,742

Net deferred tax liability	$(344,460)	$(472,069)

Amounts recognized in the consolidated balance sheets:
Current assets	$288,098	$218,872
Non-current assets	617	164
Current liabilities	(1,665)	(930)
Non-current liabilities	(631,510)	(690,175)
Total – Net deferred tax liability	$(344,460)	$(472,069)

At December 31, 2015, the Company has approximately $30.5 million of U.S. federal net operating loss carryovers ("NOLs"), approximately $6.1 million of capital losses, and approximately $56.4 million of credits, of which $55.5 million are foreign tax credits, that expire at various times through the year 2034. Pursuant to Section 382 and Section 383 of the Internal Revenue Code, the Company's utilization of such NOLs and a portion of such credits is subject to an annual limitation. At December 31, 2015, the Company has state income tax NOLs of approximately $588.1 million, approximately $6.1 million of capital losses, and state credits of approximately $7.3 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2034. The Company believes it is more likely than not that the capital losses and a portion of the state credits and state NOLs will expire before being utilized. Therefore, in accordance with ASC 740‑10, "Income Taxes—Overall—Initial Measurement," the Company has established a valuation allowance against the capital losses and a portion of the state credits and state NOLs that the Company expects to expire prior to utilization.
The Company has $160.5 million of foreign NOLs and $1.4 million of foreign capital losses at December 31, 2015, which have an unlimited carryforward period. The Company does not believe it is more likely than not that these NOLs or capital losses will be utilized and has therefore established a full valuation allowance against them.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company's valuation allowance increased during the year ended December 31, 2015 as the result of an increase in foreign NOLs that the Company does not believe will be utilized.
Should certain substantial changes in the Company's ownership occur, there could be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in certain foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of these foreign subsidiaries in its operations outside the United States to support its international growth. As of December 31, 2015, the excess is approximately $125.0 million. The determination of taxes associated with the $125.0 million is not practicable.
The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital. The net tax impact resulting from the exercise of employee stock options and other employee stock programs that was recorded in additional paid-in capital was approximately $20.1 million, $34.2 million and $17.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
Balance at December 31, 2012	$76,154
Increases related to prior years' tax positions	4,328
Decreases related to prior years' tax positions	(1,580)
Increases related to current year tax positions	23,567
Settlements during the period	(197)
Lapses of applicable statutes of limitation	(918)
Balance at December 31, 2013	$101,354
Increases related to prior years' tax positions	3,500
Decreases related to prior years' tax positions	(4,184)
Increases related to current year tax positions	18,404
Settlements during the period	(1,841)
Lapses of applicable statutes of limitation	(1,936)
Increases related to acquisitions	22,253
Balance at December 31, 2014	$137,550
Increases related to prior years' tax positions	2,717
Decreases related to prior years' tax positions	(7,203)
Increases related to current year tax positions	27,529
Settlements during the period	(681)
Lapses of applicable statutes of limitation	(3,280)
Balance at December 31, 2015	$156,632

Included in the balance at December 31, 2015 are tax positions reclassified from deferred tax liabilities. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $31.9 million, $25.2 million and $18.5 million at December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded approximately $4.5 million, $1.4 million and $2.1 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits.
At December 31, 2015, 2014 and 2013, the Company had unrecognized tax benefits of approximately $107.9 million, $88.9 million and $56.0 million, respectively that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal income tax examinations for the years before 2012, state and local examinations for years before 2011 or foreign income tax examinations for years before 2008.

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
Fair Value of Financial Instruments—The estimated fair values of the Company's financial instruments are as follows:
	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$1,168,037	$1,168,037	$1,077,152	$1,077,152
Trade receivables, net	706,506	706,506	743,294	743,294
Credit card and loan receivables, net	13,057,852	13,057,852	10,673,709	10,673,709
Credit card and loan receivables held for sale	95,462	95,462	125,060	125,060
Redemption settlement assets, restricted	456,564	456,564	520,340	520,340
Other investments	242,831	242,831	217,583	217,583
Cash collateral, restricted	7,163	7,163	22,511	22,511
Derivative instruments	2,678	2,678	3,871	3,871
Financial liabilities
Accounts payable	442,414	442,414	455,656	455,656
Derivative instruments	1,746	1,746	17,290	17,290
Deposits	5,622,310	5,654,624	4,773,541	4,801,464
Non-recourse borrowings of consolidated securitization entities	6,493,166	6,502,722	5,191,916	5,225,359
Long-term and other debt	5,062,501	5,040,000	4,209,246	4,227,414
Contingent consideration	—	—	326,023	326,023

Fair Value of Assets and Liabilities Held at December 31, 2015 and 2014
The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:
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
Other investments — Other investments consist of restricted cash, marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the consolidated balance sheets. Other investments are recorded at fair value based on quoted market prices for the same or similar securities.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Cash collateral, restricted — Cash collateral, restricted consists of spread deposits and excess funding deposits and is included in other non-current assets in the consolidated balance sheets. Spread deposits are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts and WFC Trust. Spread deposits are recorded at their fair value based on discounted cash flow models. The Company uses a valuation model that calculates the present value of estimated cash flows for each asset. The fair value is based on the term of the underlying securities and a discount rate. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations and are used to supplement seller's interest. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.
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
Derivative instruments — Derivative instruments are included in other current assets and other current liabilities in the consolidated balance sheets and are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and option volatility. The fair value of the foreign currency derivative instruments is estimated based on published quotations of spot foreign currency rates and forward points which are converted into implied foreign currency rates.
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
Financial Assets and Financial Liabilities Fair Value Hierarchy
ASC 820, "Fair Value Measurements and Disclosures," establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014:
	Balance at December 31, 2015	Fair Value Measurements at December 31, 2015 Using
		Level 1	Level 2	Level 3
	(In thousands)
Mutual funds (1)	$24,894	$24,894	$—	$—
Corporate bonds (1)	161,346	—	161,346	—
Marketable securities (2)	120,261	4,848	115,413	—
U.S. Treasury bonds (2)	100,178	100,178	—	—
Cash collateral, restricted (3)	7,163	2,250	—	4,913
Derivative instruments (4)	2,678	—	2,678	—
Total assets measured at fair value	$416,520	$132,170	$279,437	$4,913

Derivative instruments (4)	$1,746	$—	$1,746	$—
Total liabilities measured at fair value	$1,746	$—	$1,746	$—

	Balance at December 31, 2014	Fair Value Measurements at December 31, 2014 Using
		Level 1	Level 2	Level 3
	(In thousands)
Corporate bonds (1)	$283,213	$—	$283,213	$—
Cash collateral, restricted (3)	22,511	—	—	22,511
Marketable securities (2)	94,867	5,048	89,819	—
U.S. Treasury bonds (2)	100,105	100,105	—	—
Derivative instruments (4)	3,871	—	3,871	—
Total assets measured at fair value	$504,567	$105,153	$376,903	$22,511

Derivative instruments (4)	$17,290	$—	$17,290	$—
Contingent consideration	326,023	—	—	326,023
Total liabilities measured at fair value	$343,313	$—	$17,290	$326,023

(1)	Amounts are included in redemption settlement assets in the consolidated balance sheets.
(2)	Amounts are included in other current assets and other non-current assets in the consolidated balance sheets.
(3)	Amounts are included in other non-current assets in the consolidated balance sheets.
(4)	Amounts are included in other current assets and other current liabilities in the consolidated balance sheets.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2015 and 2014.
The following table summarizes the changes in fair value of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825.
Spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the term of 10 months. The unobservable input used to calculate the fair value was the discount rate of 3.7%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value. For the years ended December 31, 2015 and 2014, gains included in earnings attributable to cash collateral, restricted were included in securitization funding costs in the Company's consolidated statements of income.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Cash Collateral, Restricted		Contingent Consideration
	Years Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of year	$22,511	$34,124	$326,023	$—
Total gains (realized or unrealized):
Included in earnings	402	1,046	—	105,944
Purchases	—	—	547	248,702
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(18,000)	(12,659)	(305,528)	—
Foreign currency transaction adjustments	—	—	(21,042)	(28,623)
Transfers in or out of Level 3	—	—	—	—
Balance at end of year	$4,913	$22,511	$—	$326,023

Gains for the period included in earnings related to liability still held at end of year	$127	$716	$—	$77,321
Financial Instruments Disclosed but Not Carried at Fair Value
The following tables provide assets and liabilities disclosed but not carried at fair value as of December 31, 2015 and 2014:
	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,168,037	$1,168,037	$—	$—
Credit card and loan receivables, net	13,057,852	—	—	13,057,852
Credit card and loan receivables held for sale	95,462	—	—	95,462
Total	$14,321,351	$1,168,037	$—	$13,153,314

Financial liabilities:
Deposits	$5,654,624	$—	$5,654,624	$—
Non-recourse borrowings of consolidated securitization entities	6,502,722	—	6,502,722	—
Long-term and other debt	5,040,000	—	5,040,000	—
Total	$17,197,346	$—	$17,197,346	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,077,152	$1,077,152	$—	$—
Credit card and loan receivables, net	10,673,709	—	—	10,673,709
Credit card and loan receivables held for sale	125,060	—	—	125,060
Total	$11,875,921	$1,077,152	$—	$10,798,769

Financial liabilities:
Deposits	$4,801,464	$—	$4,801,464	$—
Non-recourse borrowings of consolidated securitization entities	5,225,359	—	5,225,359	—
Long-term and other debt	4,227,414	—	4,227,414	—
Total	$14,254,237	$—	$14,254,237	$—

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
Balance Sheets
	December 31,
	2015	2014
	(In thousands)
Assets:
Cash and cash equivalents	$103,998	$533
Investment in subsidiaries	7,373,217	6,731,287
Intercompany receivables	174,818	378,562
Other assets	142,197	148,240
Total assets	$7,794,230	$7,258,622
Liabilities:
Current debt	$332,500	$99,375
Long-term debt	4,660,270	4,001,082
Intercompany payables	—	—
Other liabilities	791,430	761,785
Total liabilities	5,784,200	4,862,242
Stockholders' equity	2,010,030	2,396,380
Total liabilities and stockholders' equity	$7,794,230	$7,258,622
Statements of Income
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Interest from loans to subsidiaries	$9,986	$9,988	$10,065
Dividends from subsidiaries	209,207	194,441	68,544
Total revenue	219,193	204,429	78,609
Interest expense, net	177,177	129,831	184,727
Other expenses, net	15,834	17,867	1,240
Total expenses	193,011	147,698	185,967
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	26,182	56,731	(107,358)
Benefit for income taxes	70,224	36,615	32,909
Income (loss) before equity in undistributed net income of subsidiaries	96,406	93,346	(74,449)
Equity in undistributed net income of subsidiaries	509,022	422,794	570,619
Net income	$605,428	$516,140	$496,170
Statements of Cash Flows
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$131,706	$(318,116)	$144,841
Investing activities:
Payments for acquired businesses, net of cash acquired	—	(1,003,237)	—
Repayment of loans to subsidiaries	—	112,903	—
Loans to subsidiaries	—	—	(112,903)
Investment in subsidiaries	(205,864)	(15,000)	—
Dividends received	209,207	194,441	68,544
Net cash provided by (used in) investing activities	3,343	(710,893)	(44,359)
Financing activities:
Borrowings under debt agreements	2,971,027	3,358,000	1,985,000
Repayments of borrowings	(2,083,375)	(1,725,563)	(1,300,241)
Proceeds from convertible note hedge counterparties	—	1,519,833	1,056,307
Settlement of convertible note borrowings	—	(1,864,803)	(1,861,289)
Excess tax benefits from stock-based compensation	20,134	34,159	17,267
Payment of deferred financing costs	(5,823)	(36,269)	(12,784)
Purchase of treasury shares	(951,550)	(286,618)	(231,085)
Proceeds from issuance of common stock	18,003	17,063	14,090
Other	—	(1,476)	(9)
Net cash (used in) provided by financing activities	(31,584)	1,014,326	(332,744)
Change in cash and cash equivalents	103,465	(14,683)	(232,262)
Cash and cash equivalents at beginning of year	533	15,216	247,478
Cash and cash equivalents at end of year	$103,998	$533	$15,216

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
The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Card Services. In the first quarter of 2015, the Company renamed its Private Label Services and Credit segment to "Card Services," which had no impact to the reported results of the segment in the current or prior periods. Segment operations consist of the following:
•	LoyaltyOne provides coalition and short-term loyalty programs through the Company's Canadian AIR MILES Reward Program and BrandLoyalty;
•	Epsilon provides end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers; and
•	Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services for the Company's private label and co-brand retail credit card programs.
Corporate and other immaterial businesses are reported collectively as an "all other" category labeled "Corporate/Other." Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in "Corporate/Other."
Year Ended December 31, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$1,352,639	$2,140,676	$2,974,365	$321	$(28,255)	$6,439,746

Income (loss) before income taxes	$205,705	$134,890	$915,862	$(324,781)	$—	$931,676
Interest expense, net	2,481	(26)	150,739	176,990	—	330,184
Operating income (loss)	208,186	134,864	1,066,601	(147,791)	—	1,261,860
Depreciation and amortization	82,484	327,007	73,020	9,629	—	492,140
Stock compensation expense	10,829	46,499	15,241	18,812	—	91,381
Regulatory settlement	—	—	64,563	—	—	64,563
Adjusted EBITDA (1)	301,499	508,370	1,219,425	(119,350)	—	1,909,944
Less: Securitization funding costs	—	—	97,109	—	—	97,109
Less: Interest expense on deposits	—	—	53,630	—	—	53,630
Less: Adjusted EBITDA attributable to non-controlling interest	30,935	—	—	—	—	30,935
Adjusted EBITDA, net (1)	$270,564	$508,370	$1,068,686	$(119,350)	$—	$1,728,270

Capital expenditures	$35,650	$106,445	$35,697	$13,891	$—	$191,683
Total assets	$1,988,467	$4,737,688	$15,421,151	$274,524	$—	$22,421,830

Year Ended December 31, 2014	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$1,406,877	$1,522,423	$2,395,076	$556	$(21,992)	$5,302,940

Income (loss) before income taxes	$244,438	$126,461	$851,843	$(384,801)	$—	$837,941
Interest expense, net	5,861	(49)	124,906	129,808	—	260,526
Operating income (loss)	250,299	126,412	976,749	(254,993)	—	1,098,467
Depreciation and amortization	88,710	157,353	58,884	8,135	—	313,082
Stock compensation expense	11,549	25,335	13,905	21,673	—	72,462
Earn-out obligation	—	—	—	105,944	—	105,944
Business acquisition costs	—	—	—	7,301	—	7,301
Adjusted EBITDA (1)	350,558	309,100	1,049,538	(111,940)	—	1,597,256
Less: Securitization funding costs	—	—	91,103	—	—	91,103
Less: Interest expense on deposits	—	—	37,543	—	—	37,543
Less: Adjusted EBITDA attributable to non-controlling interest	43,050	—	—	—	—	43,050
Adjusted EBITDA, net (1)	$307,508	$309,100	$920,892	$(111,940)	$—	$1,425,560

Capital expenditures	$31,751	$85,906	$29,932	$11,105	$—	$158,694
Total assets	$2,362,722	$5,014,947	$12,645,228	$241,080	$—	$20,263,977

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Year Ended December 31, 2013	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In thousands)
Revenues	$919,480	$1,380,344	$2,034,724	$82	$(15,567)	$4,319,063

Income (loss) before income taxes	$230,992	$131,406	$730,568	$(299,554)	$—	$793,412
Interest expense, net	(1,312)	(56)	122,159	184,709	—	305,500
Operating income (loss)	229,680	131,350	852,727	(114,845)	—	1,098,912
Depreciation and amortization	18,057	139,984	52,277	5,801	—	216,119
Stock compensation expense	10,804	18,365	11,095	18,919	—	59,183
Adjusted EBITDA (1)	258,541	289,699	916,099	(90,125)	—	1,374,214
Less: Securitization funding costs	—	—	95,326	—	—	95,326
Less: Interest expense on deposits	—	—	29,111	—	—	29,111
Adjusted EBITDA, net (1)	$258,541	$289,699	$791,662	$(90,125)	$—	$1,249,777

Capital expenditures	$28,713	$67,024	$27,909	$11,730	$—	$135,376
Total assets	$1,100,396	$2,116,569	$9,677,651	$349,641	$—	$13,244,257

(1)
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles. In 2015, adjusted EBITDA excluded costs associated with the consent orders with the FDIC, and in 2014, adjusted EBITDA excluded business acquisition costs related to the Conversant acquisition and the contingent consideration incurred as a result of the earn-out obligation associated with the BrandLoyalty acquisition. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280 as they are the primary performance metric utilized to assess performance of the segments.

With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:
	United States	Canada	Europe, Middle East and Africa	Asia Pacific	Other	Total
	(In thousands)
Revenues
Year Ended December 31, 2015	$5,020,249	$761,180	$536,695	$113,695	$7,927	$6,439,746
Year Ended December 31, 2014	$3,867,013	$851,641	$463,299	$101,245	$19,742	$5,302,940
Year Ended December 31, 2013	$3,327,688	$906,459	$80,280	$4,636	$—	$4,319,063

Long-Lived Assets
Year Ended December 31, 2015	$5,157,896	$235,546	$767,478	$10,373	$120	$6,171,413
Year Ended December 31, 2014	$5,295,776	$282,663	$865,961	$4,666	$135	$6,449,201

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are presented below.
	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share amounts)
Revenues	$1,601,157	$1,500,618	$1,589,117	$1,748,854
Operating expenses (1)	1,276,613	1,214,895	1,301,606	1,384,772
Operating income	324,544	285,723	287,511	364,082
Interest expense, net	78,007	80,715	82,098	89,364
Income before income taxes	246,537	205,008	205,413	274,718
Provision for income taxes	81,705	74,969	75,031	94,543
Net income	164,832	130,039	130,382	180,175
Less: net income (loss) attributable to non-controlling interest	2,273	(1,298)	1,952	5,960
Net income attributable to common stockholders	$162,559	$131,337	$128,430	$174,215
Net income attributable to common stockholders per share:
Basic	$2.34	$2.12	$2.09	$2.36
Diluted	$2.32	$2.11	$2.08	$2.35

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share amounts)
Revenues	$1,232,900	$1,265,158	$1,319,133	$1,485,749
Operating expenses (2)	951,108	982,618	997,492	1,273,255
Operating income	281,792	282,540	321,641	212,494
Interest expense, net	67,747	62,932	61,464	68,383
Income before income taxes	214,045	219,608	260,177	144,111
Provision for income taxes	78,298	80,419	95,229	67,855
Net income	135,747	139,189	164,948	76,256
Less: net (loss) income attributable to non-controlling interest	(1,648)	1,745	706	9,044
Net income attributable to common stockholders	$137,395	$137,444	$164,242	$67,212
Net income attributable to common stockholders per share:
Basic	$2.59	$2.54	$2.84	$0.87
Diluted	$2.08	$2.19	$2.74	$0.86

(1)	Included in operating expenses in the quarter ended September 30, 2015 is $64.6 million in costs associated with the consent orders with the FDIC to provide restitution to eligible customers as well as civil penalties.
(2)	Included in operating expenses in the quarter ended December 31, 2014 is $105.9 million in additional contingent consideration associated with the Company's acquisition of a 60% ownership interest in BrandLoyalty.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer
DATE: February 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.
Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 25, 2016
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 25, 2016
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 25, 2016
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 25, 2016
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 25, 2016
Roger H. Ballou

/S/ D. KEITH COBB	Director	February 25, 2016
D. Keith Cobb

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 25, 2016
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 25, 2016
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 25, 2016
Robert A. Minicucci

/S/ LAURIE A. TUCKER	Director	February 25, 2016
Laurie A. Tucker

Index
SCHEDULE II
ALLIANCE DATA SYSTEMS CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts —Trade receivables:
Year Ended December 31, 2015	$3,811	$2,519	$2,113	$(4,401)	$4,042
Year Ended December 31, 2014	$2,262	$2,857	$143	$(1,451)	$3,811
Year Ended December 31, 2013	$3,919	$386	$1,273	$(3,316)	$2,262

S-II