Form 10-Q
period 2016-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2016-05-05
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, 58,939,771 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index
PART I
Item 1.	Financial Statements.
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$970.0	$1,168.0
Trade receivables, less allowance for doubtful accounts ($7.5 and $4.0 at March 31, 2016 and December 31, 2015, respectively)	595.8	706.5
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	9,509.3	10,592.4
Other credit card and loan receivables	3,980.8	3,207.1
Total credit card and loan receivables	13,490.1	13,799.5
Allowance for loan loss	(727.2)	(741.6)
Credit card and loan receivables, net	12,762.9	13,057.9
Credit card and loan receivables held for sale	507.4	95.5
Deferred tax asset, net	—	288.1
Inventories, net	240.1	228.0
Other current assets	658.8	249.8
Redemption settlement assets, restricted	495.2	456.6
Total current assets	16,230.2	16,250.4
Property and equipment, net	574.8	576.7
Deferred tax asset, net	2.0	0.6
Intangible assets, net	1,187.4	1,203.7
Goodwill	3,847.6	3,814.1
Other non-current assets	557.1	504.4
Total assets	$22,399.1	$22,349.9
LIABILITIES AND EQUITY
Accounts payable	$404.0	$442.4
Accrued expenses	323.3	566.5
Current portion of deposits	3,149.0	2,980.3
Current portion of non-recourse borrowings of consolidated securitization entities	1,389.8	1,049.3
Current portion of long-term and other debt	373.2	369.4
Other current liabilities	290.4	294.5
Deferred revenue	713.4	699.0
Deferred tax liability, net	—	1.7
Total current liabilities	6,643.1	6,403.1
Deferred revenue	151.5	145.9
Deferred tax liability, net	347.0	631.5
Deposits	2,933.6	2,625.6
Non-recourse borrowings of consolidated securitization entities	4,934.3	5,433.4
Long-term and other debt	5,151.0	4,648.0
Other liabilities	305.0	285.0
Total liabilities	20,465.5	20,172.5
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	192.4	167.4
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.3 shares and 112.1 shares at March 31, 2016 and December 31, 2015, respectively	1.1	1.1
Additional paid-in capital	2,975.7	2,981.0
Treasury stock, at cost, 53.3 shares and 51.3 shares at March 31, 2016 and December 31, 2015, respectively	(4,341.1)	(3,927.3)
Retained earnings	3,233.7	3,092.5
Accumulated other comprehensive loss	(128.2)	(137.3)
Total stockholders' equity	1,741.2	2,010.0
Total liabilities and equity	$22,399.1	$22,349.9

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,
	2016	2015
	(In millions, except per share amounts)
Revenues
Transaction	$82.5	$93.3
Redemption	278.2	308.1
Finance charges, net	808.0	679.5
Marketing services	452.0	471.2
Other revenue	55.4	49.1
Total revenue	1,676.1	1,601.2
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,003.9	990.0
Provision for loan loss	171.9	134.9
General and administrative	27.6	30.2
Depreciation and other amortization	39.8	33.6
Amortization of purchased intangibles	88.6	88.0
Total operating expenses	1,331.8	1,276.7
Operating income	344.3	324.5
Interest expense
Securitization funding costs	30.4	23.8
Interest expense on deposits	17.2	11.7
Interest expense on long-term and other debt, net	51.2	42.5
Total interest expense, net	98.8	78.0
Income before income tax	$245.5	$246.5
Provision for income taxes	86.6	81.7
Net income	$158.9	$164.8
Less: Net income attributable to non-controlling interest	1.8	2.2
Net income attributable to common stockholders	$157.1	$162.6

Net income attributable to common stockholders per share:
Basic	$2.36	$2.34
Diluted	$2.35	$2.32

Weighted average shares:
Basic	59.8	63.1
Diluted	60.2	63.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
	2016	2015
	(In millions)

Net income	$158.9	$164.8

Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	3.0	1.4
Tax expense	(1.1)	(0.5)
Unrealized gain on securities available-for-sale, net of tax	1.9	0.9

Unrealized loss on cash flow hedges	(3.3)	(3.2)
Tax benefit	0.9	0.8
Unrealized loss on cash flow hedges, net of tax	(2.4)	(2.4)

Unrealized loss on net investment hedge	(15.6)	—

Foreign currency translation adjustments	25.2	(62.6)

Other comprehensive income (loss), net of tax	9.1	(64.1)

Total comprehensive income, net of tax	$168.0	$100.7
Less: Comprehensive income attributable to non-controlling interest	1.2	2.7
Comprehensive income attributable to common stockholders	$166.8	$98.0

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2016	2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158.9	$164.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128.4	121.6
Deferred income taxes	(2.7)	(1.6)
Provision for loan loss	171.9	134.9
Non-cash stock compensation	19.9	27.5
Amortization of deferred financing costs	8.4	7.8
Change in deferred revenue	(32.4)	(28.0)
Change in contingent liability	—	(99.6)
Change in other operating assets and liabilities, net of acquisitions	(236.1)	(98.6)
Originations of credit card and loan receivables held for sale	(1,623.0)	(1,373.2)
Sales of credit card and loan receivables held for sale	1,621.4	1,343.8
Other	42.7	(24.7)
Net cash provided by operating activities	257.4	174.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(8.0)	(12.6)
Change in restricted cash	(312.2)	(0.7)
Change in credit card and loan receivables	383.9	401.8
Purchase of credit card portfolios	(755.3)	—
Capital expenditures	(54.9)	(42.4)
Purchases of other investments	(3.8)	(7.8)
Maturities/sales of other investments	3.7	2.2
Other	(1.1)	(3.2)
Net cash (used in) provided by investing activities	(747.7)	337.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,712.9	1,001.7
Repayments of borrowings	(1,227.2)	(334.4)
Payment of acquisition-related contingent consideration	—	(205.9)
Acquisition of non-controlling interest	(102.0)	(87.4)
Issuances of deposits	1,136.9	406.7
Repayments of deposits	(659.5)	(669.8)
Non-recourse borrowings of consolidated securitization entities	880.0	305.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,040.0)	(700.0)
Payment of deferred financing costs	(4.3)	(1.4)
Purchase of treasury shares	(408.8)	(542.6)
Other	(1.6)	16.4
Net cash provided by (used in) financing activities	286.4	(811.7)

Effect of exchange rate changes on cash and cash equivalents	5.9	(17.1)
Change in cash and cash equivalents	(198.0)	(316.8)
Cash and cash equivalents at beginning of period	1,168.0	1,077.2
Cash and cash equivalents at end of period	$970.0	$760.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$84.6	$70.4
Income taxes paid, net	$112.7	$21.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation ("ADSC" or, including its consolidated subsidiaries and variable interest entities ("VIEs"), the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is evaluating the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies certain aspects of share-based transactions, including income taxes consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2016-09 will have on its consolidated financial statements.
Recently Adopted Accounting Standards
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amended the consolidation requirements in Accounting Standards Codification ("ASC") 810, "Consolidation." ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with retrospective or modified retrospective application allowed. The Company adopted this standard as of January 1, 2016 with modified retrospective application. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Subsequently, in August 2015, the FASB issued ASU 2015-15, "Imputation of Interest," which adds SEC staff guidance on the presentation of debt issuance costs related to line-of-credit arrangements, allowing for the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company maintained the deferral and presentation of these line-of-credit debt issuance costs as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with retrospective application required. The Company adopted this standard as of January 1, 2016 with retrospective application. Under ASU 2015-03 and ASU 2015-15, unamortized debt issuance costs of $72.0 million were reclassified from other non-current assets to a reduction of debt as of December 31, 2015 in the consolidated balance sheets.
In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license and is effective for interim and annual reporting periods beginning after December 15, 2015, with retrospective or prospective application allowed. The Company adopted this standard as of January 1, 2016 with prospective application. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016, with retrospective or prospective application allowed and early adoption permitted. The Company's prospective adoption of this standard resulted in a reduction in current deferred tax assets of $288.1 million, a reduction in current deferred tax liabilities of $1.7 million, an increase in non-current deferred tax assets of $0.2 million and a reduction in non-current deferred tax liabilities of $286.2 million as of January 1, 2016. Prior period amounts were not restated.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:
	Three Months Ended March 31,
	2016	2015
	(In millions, except per share amounts)
Numerator:
Net income attributable to common stockholders	$157.1	$162.6
Less: Accretion of redeemable non-controlling interest	15.9	15.2
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$141.2	$147.4

Denominator:
Weighted average shares, basic	59.8	63.1
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.4	0.5
Denominator for diluted calculations	60.2	63.6

Net income attributable to common stockholders per share:
Basic	$2.36	$2.34
Diluted	$2.35	$2.32
For the three months ended March 31, 2016 and 2015, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.
3. CREDIT CARD AND LOAN RECEIVABLES
The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:
	March 31, 2016	December 31, 2015
	(In millions)
Principal receivables	$12,881.4	$13,196.4
Billed and accrued finance charges	527.4	537.8
Other credit card receivables	81.3	65.3
Total credit card and loan receivables	13,490.1	13,799.5
Less credit card receivables – restricted for securitization investors	9,509.3	10,592.4
Other credit card and loan receivables	$3,980.8	$3,207.1

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
The following table presents the Company's allowance for loan loss for the periods indicated:
	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance at beginning of period	$741.6	$570.2
Provision for loan loss	171.9	134.9
Allowance associated with credit card and loan receivables transferred to held for sale	(15.0)	—
Change in estimate for uncollectible unpaid interest and fees	5.0	1.5
Recoveries	56.9	39.5
Principal charge-offs	(233.2)	(159.4)
Balance at end of period	$727.2	$586.7
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
The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the three months ended March 31, 2016 and 2015, actual charge-offs for unpaid interest and fees were $118.2 million and $85.4 million, respectively.
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
The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:
	March 31, 2016	% of Total	December 31, 2015	% of Total
		(In millions, except percentages)
Receivables outstanding – principal	$12,881.4	100.0%	$13,196.4	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	174.5	1.4%	178.5	1.4%
61 to 90 days	125.5	1.0	124.1	0.9
91 or more days	247.9	1.9	257.0	1.9
Total	$547.9	4.3%	$559.6	4.2%

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
Credit card receivables for which temporary hardship and permanent concessions were granted are each considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card receivables are evaluated at their present value with impairment measured as the difference between the credit card receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company's measurement of impairment of modified credit card receivables on a pooled basis, the discount rate used for credit card receivables is the average current annual percentage rate the Company applies to non-impaired credit card receivables, which approximates what would have been applied to the pool of modified credit card receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card receivables are included in the general pool of credit card receivables with the allowance determined under the contingent loss model of ASC 450-20, "Loss Contingencies." If the Company applied accounting under ASC 310-40, "Troubled Debt Restructurings by Creditors," to the modified credit card receivables in these programs, there would not be a material difference in the allowance for loan loss.
The Company had $181.7 million and $169.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $39.3 million and $36.7 million, respectively, as of March 31, 2016 and December 31, 2015. These modified credit card receivables represented less than 2% of the Company's total credit card receivables as of both March 31, 2016 and December 31, 2015.
The average recorded investment in impaired credit card receivables was $174.8 million and $134.5 million for the three months ended March 31, 2016 and 2015, respectively.
Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $4.4 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.
The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in millions)
Troubled debt restructurings – credit card receivables	50,761	$60.6	$60.5	39,014	$42.5	$42.4
The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:
	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	23,693	$25.4	18,393	$18.3

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Age of Credit Card and Loan Receivable Accounts
The following tables set forth, as of March 31, 2016 and 2015, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:
	March 31, 2016
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In millions, except percentages)
0-12 Months	5.9	27.2%	$3,354.8	26.0%
13-24 Months	3.5	16.1	2,219.2	17.2
25-36 Months	2.3	10.7	1,521.4	11.8
37-48 Months	1.7	7.9	1,037.8	8.1
49-60 Months	1.3	6.2	742.9	5.8
Over 60 Months	6.9	31.9	4,005.3	31.1
Total	21.6	100.0%	$12,881.4	100.0%

	March 31, 2015
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In millions, except percentages)
0-12 Months	5.6	29.7%	$2,635.4	25.7%
13-24 Months	2.8	14.8	1,542.4	15.0
25-36 Months	1.9	10.3	1,089.6	10.6
37-48 Months	1.4	7.4	815.9	8.0
49-60 Months	1.0	5.5	611.0	6.0
Over 60 Months	6.0	32.3	3,552.1	34.7
Total	18.7	100.0%	$10,246.4	100.0%

Credit Quality
The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 90 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company's credit card and loan receivables by obligor credit quality as of March 31, 2016 and 2015:
	March 31, 2016		March 31, 2015
Probability of an Account Becoming 90 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In millions, except percentages)
No Score	$324.6	2.5%	$195.4	1.9%
27.1% and higher	1,310.0	10.2	564.8	5.5
17.1% - 27.0%	793.6	6.2	1,017.8	9.9
12.6% - 17.0%	1,035.3	8.0	1,178.4	11.5
3.7% - 12.5%	5,709.8	44.3	4,262.6	41.6
1.9% - 3.6%	1,640.2	12.7	1,939.9	19.0
Lower than 1.9%	2,067.9	16.1	1,087.5	10.6
Total	$12,881.4	100.0%	$10,246.4	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Transfer of Financial Assets
The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, "Transfers and Servicing." Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $64.1 million and $61.5 million at March 31, 2016 and December 31, 2015, respectively, and are included in credit card and loan receivables held for sale in the Company's unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company's unaudited condensed consolidated statements of cash flows.
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
During the three months ended March 31, 2016 and 2015, the Company purchased $81.0 million and $67.2 million, respectively, of loan receivables under these agreements. The total outstanding balance of these loan receivables was $222.7 million and $222.6 million as of March 31, 2016 and December 31, 2015, respectively, and was included in other credit card and loan receivables in the Company's unaudited condensed consolidated balance sheets.
Portfolios Held for Sale
The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $443.3 million and $34.0 million as of March 31, 2016 and December 31, 2015, respectively. In the first quarter of 2016, the Company transferred two credit card portfolios totaling approximately $415.3 million into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $15.0 million, which approximates the lower of cost or fair value and which will be the measurement basis until the sale of the portfolios.
Portfolio Acquisitions
In the first quarter of 2016, the Company purchased three existing private label credit card portfolios for consideration of approximately $755.3 million, subject to customary purchase price adjustments. The preliminary purchase price allocation consists of approximately $704.5 million of credit card receivables and $50.8 million of intangible assets.
Securitized Credit Card Receivables
The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust ("Master Trust I") and World Financial Network Credit Card Master Trust III ("Master Trust III") (collectively, the "WFN Trusts"), and World Financial Capital Credit Card Master Note Trust (the "WFC Trust"). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company's unaudited condensed consolidated statements of income for the three months ended March 31, 2016 and 2015.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:
	March 31, 2016	December 31, 2015
	(In millions)
Total credit card receivables – restricted for securitization investors	$9,509.3	$10,592.4
Principal amount of credit card receivables – restricted for securitization investors, 90 days or more past due	$173.9	$198.8

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net charge-offs of securitized principal	$144.4	$98.8
4. INVENTORIES, NET
Inventories, net of $240.1 million and $228.0 million at March 31, 2016 and December 31, 2015, respectively, primarily consist of finished goods to be utilized as rewards in the Company's loyalty programs. Inventories, net are stated at the lower of cost or market and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future market conditions and an analysis of historical experience.
5. OTHER INVESTMENTS
Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the Company's unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:
	March 31, 2016				December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Marketable securities	$121.5	$1.3	$(0.6)	$122.2	$121.5	$0.4	$(1.7)	$120.2
U.S. Treasury bonds	100.0	1.0	—	101.0	100.1	0.2	(0.1)	100.2
Total	$221.5	$2.3	$(0.6)	$223.2	$221.6	$0.6	$(1.8)	$220.4

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	March 31, 2016
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Marketable securities	$10.3	$(0.2)	$39.0	$(0.4)	$49.3	$(0.6)
Total	$10.3	$(0.2)	$39.0	$(0.4)	$49.3	$(0.6)

	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Marketable securities	$40.8	$(0.7)	$34.6	$(1.0)	$75.4	$(1.7)
U.S. Treasury bonds	50.0	(0.1)	—	—	50.0	(0.1)
Total	$90.8	$(0.8)	$34.6	$(1.0)	$125.4	$(1.8)
The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at March 31, 2016 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$31.8	$31.8
Due after one year through five years	75.0	76.0
Due after five years through ten years	3.7	3.8
Due after ten years	111.0	111.6
Total	$221.5	$223.2
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2016, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2016 and 2015.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
6. REDEMPTION SETTLEMENT ASSETS
Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:
	March 31, 2016				December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Restricted cash	$224.9	$—	$—	$224.9	$270.3	$—	$—	$270.3
Mutual funds	26.8	—	(0.1)	26.7	25.2	—	(0.3)	24.9
Corporate bonds	242.7	1.1	(0.2)	243.6	160.4	1.1	(0.1)	161.4
Total	$494.4	$1.1	$(0.3)	$495.2	$455.9	$1.1	$(0.4)	$456.6
The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	March 31, 2016
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Mutual funds	$26.7	$(0.1)	$—	$—	$26.7	$(0.1)
Corporate bonds	70.1	(0.2)	—	—	70.1	(0.2)
Total	$96.8	$(0.3)	$—	$—	$96.8	$(0.3)

	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Mutual funds	$24.9	$(0.3)	$—	$—	$24.9	$(0.3)
Corporate bonds	27.8	(0.1)	—	—	27.8	(0.1)
Total	$52.7	$(0.4)	$—	$—	$52.7	$(0.4)
The amortized cost and estimated fair value of the securities at March 31, 2016 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$94.6	$94.9
Due after one year through five years	174.9	175.4
Total	$269.5	$270.3
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2016, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2016 and 2015.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consist of the following:
	March 31, 2016
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,210.6	$(410.4)	$800.2	3-12 years—straight line
Premium on purchased credit card portfolios	310.3	(127.7)	182.6	3-10 years—straight line
Customer database	210.3	(172.4)	37.9	3-10 years—straight line
Collector database	53.8	(50.9)	2.9	30 years—15% declining balance
Publisher networks	140.2	(36.1)	104.1	5-7 years—straight line
Tradenames	85.9	(48.8)	37.1	2-15 years—straight line
Purchased data lists	11.8	(6.3)	5.5	1-5 years—straight line, accelerated
Favorable lease	6.9	(2.2)	4.7	3-10 years—straight line
	$2,029.8	$(854.8)	$1,175.0
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$2,042.2	$(854.8)	$1,187.4

	December 31, 2015
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,195.2	$(361.6)	$833.6	3-12 years—straight line
Premium on purchased credit card portfolios	259.5	(114.0)	145.5	3-10 years—straight line, accelerated
Customer database	210.3	(163.1)	47.2	3-10 years—straight line
Collector database	50.5	(47.7)	2.8	30 years—15% declining balance
Publisher networks	140.2	(29.2)	111.0	5-7 years—straight line
Tradenames	84.8	(44.1)	40.7	2-15 years—straight line
Purchased data lists	11.9	(6.4)	5.5	1-5 years—straight line, accelerated
Favorable lease	6.9	(1.9)	5.0	3-10 years—straight line
Noncompete agreements	1.3	(1.3)	—	3 years—straight line
	$1,960.6	$(769.3)	$1,191.3
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,973.0	$(769.3)	$1,203.7
With the credit card portfolio acquisitions made during the three months ended March 31, 2016, the Company acquired $50.8 million of intangible assets, consisting of $9.9 million of customer relationships being amortized over a weighted average life of 4.6 years and $40.9 million of marketing relationships being amortized over a weighted average life of 9.0 years. For more information on these portfolio acquisitions, see Note 3, "Credit Card and Loan Receivables."
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:
For the Years Ending December 31,
(In millions)
2016 (excluding the three months ended March 31, 2016)	$235.9
2017	279.7
2018	226.7
2019	180.3
2020	126.6
2021 & thereafter	125.8

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Goodwill
The changes in the carrying amount of goodwill are as follows:
	LoyaltyOne®	Epsilon®	Card Services	Corporate/Other	Total
	(In millions)
January 1, 2015	$713.5	$2,890.3	$261.7	$—	$3,865.5
Goodwill acquired during the year	34.7	—	—	—	34.7
Effects of foreign currency translation	(84.7)	(1.4)	—	—	(86.1)
December 31, 2015	663.5	2,888.9	261.7	—	3,814.1
Effects of foreign currency translation	34.0	(0.5)	—	—	33.5
March 31, 2016	$697.5	$2,888.4	$261.7	$—	$3,847.6
8. DEBT
In connection with the Company's adoption of ASU 2015-03, the December 31, 2015 debt balances have been retrospectively adjusted for unamortized discount and debt issuance costs. Debt consists of the following:
Description	March 31, 2016	December 31, 2015	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2013 revolving line of credit	$982.0	$465.0	July 2018 or December 2019	(1)
2013 term loans	2,670.6	2,703.8	Various (2)	(1)
BrandLoyalty revolving line of credit	75.0	69.7	August 2018	(3)
Senior notes due 2017	400.0	400.0	December 2017	5.250%
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2023 (€300.0 million)	341.4	325.8	November 2023	5.250%
Capital lease obligations and other debt	0.1	—	January 2019	3.06%
Total long-term and other debt	5,569.1	5,064.3
Less: unamortized discount and debt issuance costs	44.9	46.9
Less: current portion	373.2	369.4
Long-term portion	$5,151.0	$4,648.0

Deposits:
Certificates of deposit	$4,527.4	$4,252.0	Various – April 2016 – November 2021	0.43% to 2.80%
Money market deposits	1,572.4	1,370.3	On demand	(4)
Total deposits	6,099.8	5,622.3
Less: unamortized debt issuance costs	17.2	16.4
Less: current portion	3,149.0	2,980.3
Long-term portion	$2,933.6	$2,625.6

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,458.2	$3,458.2	Various - May 2016 – August 2020	0.91% to 4.55%
Floating rate asset-backed term note securities	360.0	810.0	April 2018	(5)
Conduit asset-backed securities	2,515.0	2,225.0	Various - March 2017 – December 2017	(6)
Total non-recourse borrowings of consolidated securitization entities	6,333.2	6,493.2
Less: unamortized debt issuance costs	9.1	10.5
Less: current portion	1,389.8	1,049.3
Long-term portion	$4,934.3	$5,433.4

(1)	The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At March 31, 2016, the weighted average interest rate was 2.44% and 2.45% for the 2013 revolving line of credit and 2013 term loans, respectively.
(2)	The maturity dates for the 2013 term loans are September 2016, July 2018 and December 2019.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At March 31, 2016, the weighted average interest rate was 0.85%.
(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At March 31, 2016, the interest rates ranged from 0.48% to 0.67%.
(5)	The interest rate is based upon LIBOR plus an applicable margin. At March 31, 2016, the interest rate was 0.92%.
(6)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At March 31, 2016, the interest rates ranged from 1.40% to 1.64%.
At March 31, 2016, the Company was in compliance with its financial covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Long-term and Other Debt
ADSC, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC, Aspen Marketing Services, LLC, Conversant LLC and Commission Junction, LLC as guarantors, are party to a credit agreement that provides for a $2.85 billion term loan (the "2013 term loans") with certain principal repayments and a $1.3 billion revolving line of credit (the "2013 revolving line of credit" and together with the 2013 term loans, the "2013 Credit Agreement"). Total availability under the 2013 revolving line of credit at March 31, 2016 was $318.0 million.
In April 2016, the Company extended the maturity of certain term loans with principal amount of $200.0 million from September 2016 to September 2017 and exercised in part the accordion feature to borrow incremental term loans in the aggregate principal amount of $250.0 million that bear interest at the same rates as, and are generally subject to the same terms as, the 2013 term loans.
Non-Recourse Borrowings of Consolidated Securitization Entities
Asset-Backed Term Notes
In February 2016, $450.0 million of Series 2014-A asset-backed term notes, $175.0 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated balance sheets, matured and were repaid.
As of March 31, 2016, the Company collected $311.7 million of principal payments made by its credit cardholders during the accumulation period for the repayment of $500.0 million of Series 2013-B asset-backed term notes maturing in May 2016. The cash is restricted to the securitization investors and is reflected in other current assets in the Company's unaudited condensed consolidated balance sheet as of March 31, 2016.
9. DERIVATIVE INSTRUMENTS
The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates. The Company was not a party to any interest rate derivative instruments at March 31, 2016 or December 31, 2015.
The Company enters into certain foreign currency derivatives to reduce the volatility of the Company's cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, certain of which are designated as cash flow hedges.
Additionally, in November 2015, the Company designated its Euro-denominated Senior Notes due 2023 as a net investment hedge of its investment in BrandLoyalty Group B.V. ("BrandLoyalty"), which has a functional currency of the Euro, in order to reduce the volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. The change in fair value of the Senior Notes due 2023 due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three months ended March 31, 2016, losses of $15.6 million, net of tax, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedge.
The following tables present the fair values of the derivative instruments included within the Company's unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:
	March 31, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$3.8	$0.2	Other current assets	April 2016
Foreign currency exchange hedges	$77.5	$1.9	Other current liabilities	April 2016 to March 2017
Net investment hedge	$341.4	$19.4	Long-term and other debt	November 2023

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$56.7	$2.7	Other current assets	January 2016 to October 2016
Foreign currency exchange hedges	$23.7	$0.4	Other current liabilities	January 2016 to September 2016
Net investment hedge	$325.8	$3.8	Long-term and other debt	November 2023
Not designated as hedging instruments:
Foreign currency exchange forward contract	$103.7	$1.3	Other current liabilities	February 2016
Foreign currency exchange hedges	$0.5	$—	Other current liabilities	January 2016

Losses of $2.4 million, net of tax, were recognized in other comprehensive income for the quarter ended March 31, 2016 related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the three months ended March 31, 2016, gains of $0.5 million were reclassified from accumulated other comprehensive income into net income (cost of operations) and a de minimis amount of ineffectiveness was recorded. At March 31, 2016, $1.1 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.
Losses of $2.4 million, net of tax, were recognized in other comprehensive income for the quarter ended March 31, 2015 related to foreign currency exchange hedges designated as effective. For the three months ended March 31, 2015, gains of $0.8 million were reclassified from accumulated other comprehensive income into net income (cost of operations) and a de minimis amount of ineffectiveness was recorded.
The following table summarizes activity related to and identifies the location of the Company's outstanding derivatives not designated as hedging instruments for the three months ended March 31, 2016 and 2015 recognized in the Company's unaudited condensed consolidated statements of income:
	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Income Statement Location	Loss on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In millions)
Foreign currency exchange forward contract	General and administrative	$(0.1)	General and administrative	$(13.7)
Foreign currency exchange hedges	Cost of operations	$—	Cost of operations	$0.3

For the three months ended March 31, 2015, a de minimis gain related to interest rate derivatives not designated as hedging instruments was recognized in interest expense on long-term and other debt, net in the Company's unaudited condensed consolidated statements of income.
Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the unaudited condensed consolidated statements of cash flows for all periods presented.
The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2016, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

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
A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:
	Deferred Revenue
	Service	Redemption	Total
	(In millions)
December 31, 2015	$292.3	$552.6	$844.9
Cash proceeds	41.4	78.5	119.9
Revenue recognized	(44.0)	(108.2)	(152.2)
Other	—	(0.1)	(0.1)
Effects of foreign currency translation	18.6	33.8	52.4
March 31, 2016	$308.3	$556.6	$864.9
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$156.8	$556.6	$713.4
Non-current liabilities	$151.5	$—	$151.5
11. COMMITMENTS AND CONTINGENCIES
Regulatory Matters
On September 8, 2015, Comenity Bank and Comenity Capital Bank (collectively, the "Banks") each entered into a consent order with the Federal Deposit Insurance Corporation ("FDIC") in settlement of the FDIC's review of the Banks' practices regarding the marketing, promotion and sale of certain add-on products. The Banks entered into the consent orders for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the orders. Under the consent orders, the Banks were required to collectively provide restitution of approximately $61.5 million to eligible customers for actions occurring between January 2008 and September 2014 and $2.5 million in civil money penalties to the FDIC. As of March 31, 2016, the Company has a remaining liability of $11.9 million, which was included in accrued expenses in the Company's unaudited condensed consolidated balance sheets.
12. REDEEMABLE NON-CONTROLLING INTEREST
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
The specified annual earnings targets were met for the years ended December 31, 2014 and 2015. Accordingly, the Company acquired an additional 10% ownership interest each year, effective January 1, 2015 and 2016, increasing its ownership percentage to 70% and 80%, respectively. The Company paid €77.2 million ($87.4 million) and €91.1 million ($102.0 million) on February 10, 2015 and February 8, 2016, respectively, to acquire the additional 10% ownership interests. The remaining 20% interests held by minority interest shareholders are considered redeemable non-controlling interests, as the acquisition of these interests is outside of the Company's control.
As of March 31, 2016, the remaining interests are not redeemable, but are probable to be redeemed. In the first quarter of 2016, the Company adjusted the carrying amount of the redeemable non-controlling interest by $15.9 million to the estimated redemption value assuming the interests were redeemable as of March 31, 2016. The estimated redemption values are based on a formula as prescribed in the BrandLoyalty share purchase agreement.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A reconciliation of the changes in the redeemable non-controlling interest is as follows:
Redeemable Non-Controlling Interest
(In millions)
Balance at January 1, 2015	$235.6
Net income attributable to non-controlling interest	8.9
Other comprehensive income attributable to non-controlling interest	0.9
Adjustment to redemption value	45.0
Foreign currency translation adjustments	(24.1)
Reclassification to accrued expenses	(98.9)
Balance at December 31, 2015	$167.4
Net income attributable to non-controlling interest	1.8
Other comprehensive loss attributable to non-controlling interest	(0.7)
Adjustment to redemption value	15.9
Foreign currency translation adjustments	8.0
Balance at March 31, 2016	$192.4
13. STOCKHOLDERS' EQUITY
Stock Repurchase Programs
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
For the three months ended March 31, 2016, the Company acquired a total of 2.0 million shares of its common stock for $413.8 million, of which $5.0 million had not settled as of March 31, 2016. As of March 31, 2016, the Company had $586.2 million available under the stock repurchase program.
Stock Compensation Expense
Total stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 is as follows:
	Three Months Ended March 31,
	2016	2015
	(In millions)
Cost of operations	$14.8	$22.1
General and administrative	5.1	5.4
Total	$19.9	$27.5
During the three months ended March 31, 2016, the Company awarded 277,036 performance-based restricted stock units with a weighted average grant date fair value per share of $187.49 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company's earnings before taxes for the period from January 1, 2016 to December 31, 2016 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 16, 2017, an additional 33% of the award on February 16, 2018 and the final 34% of the award on February 16, 2019, provided that the participant is employed by the Company on each such vesting date.
During the three months ended March 31, 2016, the Company awarded 71,736 service-based restricted stock units with a weighted average grant date fair value per share of $189.01 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:
Three Months Ended March 31, 2016	Net Unrealized Gains on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Net Investment Hedge	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at December 31, 2015	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss) before reclassifications	1.9	(2.9)	(15.6)	25.2	8.6
Amounts reclassified from other comprehensive income (loss)	—	0.5	—	—	0.5
Changes in other comprehensive income (loss)	1.9	(2.4)	(15.6)	25.2	9.1
Balance at March 31, 2016	$1.8	$(1.1)	$(19.4)	$(109.5)	$(128.2)

Three Months Ended March 31, 2015	Net Unrealized Gains on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Net Investment Hedge	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at December 31, 2014	$2.7	$2.3	$—	$(80.5)	$(75.5)
Changes in other comprehensive income (loss) before reclassifications	0.9	(3.2)	—	(62.6)	(64.9)
Amounts reclassified from other comprehensive income (loss)	—	0.8	—	—	0.8
Changes in other comprehensive income (loss)	0.9	(2.4)	—	(62.6)	(64.1)
Balance at March 31, 2015	$3.6	$(0.1)	$—	$(143.1)	$(139.6)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.
15. FINANCIAL INSTRUMENTS
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Fair Value of Financial Instruments — The estimated fair values of the Company's financial instruments are as follows:
	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial assets
Cash and cash equivalents	$970.0	$970.0	$1,168.0	$1,168.0
Trade receivables, net	595.8	595.8	706.5	706.5
Credit card and loan receivables, net	12,762.9	13,570.9	13,057.9	13,057.9
Credit card and loan receivables held for sale	507.4	553.3	95.5	95.5
Redemption settlement assets, restricted	495.2	495.2	456.6	456.6
Other investments	223.2	223.2	220.4	220.4
Cash collateral, restricted	8.3	8.3	7.2	7.2
Derivative instruments	0.2	0.2	2.7	2.7
Financial liabilities
Accounts payable	404.0	404.0	442.4	442.4
Derivative instruments	1.9	1.9	1.7	1.7
Deposits	6,082.6	6,159.3	5,605.9	5,654.6
Non-recourse borrowings of consolidated securitization entities	6,324.1	6,372.7	6,482.7	6,502.7
Long-term and other debt	5,524.2	5,528.5	5,017.4	5,040.0
The following techniques and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:
Cash and cash equivalents, trade receivables, net and accounts payable — The carrying amount approximates fair value due to the short maturity and the relatively liquid nature of these assets and liabilities.
Credit card and loan receivables, net — The Company utilizes a discounted cash flow model using unobservable inputs, including estimated yields (interest and fee income), loss rates, payment rates and discount rates to estimate the fair value measurement of the credit card and loan receivables.
Credit card and loan receivables held for sale — Loan receivables held for sale are recorded at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration of the holding period of the receivables prior to sale. The fair value of credit card portfolios held for sale is based on significant unobservable inputs, including forecasted yields and net loss estimates.
Redemption settlement assets, restricted — Redemption settlement assets, restricted are recorded at fair value based on quoted market prices for the same or similar securities.
Cash collateral, restricted — Cash collateral, restricted consists of spread deposits and excess funding deposits and is included in other non-current assets in the unaudited condensed consolidated balance sheets. Spread deposits are held by a trustee or agent and are used to absorb shortfalls in the available net cash flows related to securitized credit card receivables if those available net cash flows are insufficient to satisfy certain obligations of the WFN Trusts and WFC Trust. Spread deposits are recorded at their fair value based on discounted cash flow models. The Company uses a valuation model that calculates the present value of estimated cash flows for each asset. The fair value is based on the term of the underlying securities and a discount rate. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations and are used to supplement seller's interest. The carrying amount of excess funding deposits approximates its fair value due to the relatively short maturity period and average interest rates, which approximate current market rates.
Other investments — Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets. Other investments are recorded at fair value based on quoted market prices for the same or similar securities.
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
Derivative instruments — The Company's foreign currency cash flow hedges are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets and are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and option volatility. The fair value of the foreign currency derivative instruments is estimated based on published quotations of spot foreign currency rates and forward points which are converted into implied foreign currency rates.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015:
		Fair Value Measurements at March 31, 2016 Using
	Balance at March 31, 2016	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$26.7	$26.7	$—	$—
Corporate bonds (1)	243.6	—	243.6	—
Marketable securities (2)	122.2	5.0	117.2	—
U.S. Treasury bonds (2)	101.0	101.0	—	—
Cash collateral, restricted (3)	8.3	3.3	—	5.0
Derivative instruments (4)	0.2	—	0.2	—
Total assets measured at fair value	$502.0	$136.0	$361.0	$5.0

Derivative instruments (4)	$1.9	$—	$1.9	$—
Total liabilities measured at fair value	$1.9	$—	$1.9	$—

		Fair Value Measurements at December 31, 2015 Using
	Balance at December 31, 2015	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$24.9	$24.9	$—	$—
Corporate bonds (1)	161.4	—	161.4	—
Marketable securities (2)	120.2	4.8	115.4	—
U.S. Treasury bonds (2)	100.2	100.2	—	—
Cash collateral, restricted (3)	7.2	2.3	—	4.9
Derivative instruments (4)	2.7	—	2.7	—
Total assets measured at fair value	$416.6	$132.2	$279.5	$4.9

Derivative instruments (4)	$1.7	$—	$1.7	$—
Total liabilities measured at fair value	$1.7	$—	$1.7	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other non-current assets in the unaudited condensed consolidated balance sheets.
(4)	Amounts are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2016 and March 31, 2015.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the changes in fair value of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825:
	Cash Collateral, Restricted		Contingent Consideration
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(In millions)
Balance at beginning of period	$4.9	$22.5	$—	$326.0
Total gains (realized or unrealized):
Included in earnings	0.1	0.2	—	0.5
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	(305.5)
Foreign currency transaction adjustments	—	—	—	(21.0)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$5.0	$22.7	$—	$—

Gains for the period included in earnings related to assets still held at end of period	$0.1	$0.2	$—	$—
Spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the term of 7 months. The unobservable input used to calculate the fair value was the discount rate of 3.5%, which was based on an interest rate curve that is observable in the market as adjusted for a credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value. For the three months ended March 31, 2016 and 2015, gains included in earnings attributable to cash collateral, restricted were included in securitization funding costs in the Company's unaudited condensed consolidated statements of income.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Financial Instruments Disclosed but Not Carried at Fair Value
The following tables provide assets and liabilities disclosed but not carried at fair value as of March 31, 2016 and December 31, 2015:
	Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$970.0	$970.0	$—	$—
Credit card and loan receivables, net	13,570.9	—	—	13,570.9
Credit card and loan receivables held for sale	553.3	—	—	553.3
Total	$15,094.2	$970.0	$—	$14,124.2

Financial liabilities:
Deposits	$6,159.3	$—	$6,159.3	$—
Non-recourse borrowings of consolidated securitization entities	6,372.7	—	6,372.7	—
Long-term and other debt	5,528.5	—	5,528.5	—
Total	$18,060.5	$—	$18,060.5	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$1,168.0	$1,168.0	$—	$—
Credit card and loan receivables, net	13,057.9	—	—	13,057.9
Credit card and loan receivables held for sale	95.5	—	—	95.5
Total	$14,321.4	$1,168.0	$—	$13,153.4

Financial liabilities:
Deposits	$5,654.6	$—	$5,654.6	$—
Non-recourse borrowings of consolidated securitization entities	6,502.7	—	6,502.7	—
Long-term and other debt	5,040.0	—	5,040.0	—
Total	$17,197.3	$—	$17,197.3	$—
16. INCOME TAXES
For the three months ended March 31, 2016 and 2015, the Company utilized an effective tax rate of 35.3% and 33.1%, respectively, to calculate its provision for income taxes. The effective tax rate for three months ended March 31, 2015 includes both a favorable state ruling and a lapse in an applicable statute of limitations.
17. SEGMENT INFORMATION
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
Three Months Ended March 31, 2016	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In millions)
Revenues	$354.6	$493.3	$835.5	$0.1	$(7.4)	$1,676.1

Income (loss) before income taxes	$55.8	$(12.5)	$283.7	$(81.5)	$—	$245.5
Interest expense, net	(0.1)	—	47.6	51.3	—	98.8
Operating income (loss)	55.7	(12.5)	331.3	(30.2)	—	344.3
Depreciation and amortization	20.9	84.7	20.1	2.7	—	128.4
Stock compensation expense	2.6	8.5	3.7	5.1	—	19.9
Adjusted EBITDA (1)	79.2	80.7	355.1	(22.4)	—	492.6
Less: Securitization funding costs	—	—	30.4	—	—	30.4
Less: Interest expense on deposits	—	—	17.2	—	—	17.2
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	—	—	—	—	5.5
Adjusted EBITDA, net (1)	$73.7	$80.7	$307.5	$(22.4)	$—	$439.5

Three Months Ended March 31, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In millions)
Revenues	$388.0	$504.9	$714.7	$0.1	$(6.5)	$1,601.2

Income (loss) before income taxes	$53.8	$7.0	$259.7	$(74.0)	$—	$246.5
Interest expense, net	0.7	—	35.6	41.7	—	78.0
Operating income (loss)	54.5	7.0	295.3	(32.3)	—	324.5
Depreciation and amortization	19.9	81.2	18.3	2.2	—	121.6
Stock compensation expense	3.0	15.4	3.7	5.4	—	27.5
Adjusted EBITDA (1)	77.4	103.6	317.3	(24.7)	—	473.6
Less: Securitization funding costs	—	—	23.8	—	—	23.8
Less: Interest expense on deposits	—	—	11.7	—	—	11.7
Less: Adjusted EBITDA attributable to non-controlling interest	7.8	—	—	—	—	7.8
Adjusted EBITDA, net (1)	$69.6	$103.6	$281.8	$(24.7)	$—	$430.3

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

18. NON-CASH FINANCING AND INVESTING ACTIVITIES
In March 2016, the Company purchased 23,144 treasury shares under the Company's stock repurchase program for an aggregate amount of $5.0 million that had not settled as of March 31, 2016 and was included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on February 25, 2016.
First Quarter 2016 Highlights and Recent Developments
•	For the three months ended March 31, 2016, as compared to three months ended March 31, 2015:
•	Revenue increased 5% to $1.7 billion.
•	Net income decreased 4% to $158.9 million.
•	Adjusted EBITDA, net increased 2% to $439.5 million.
•	Earnings per share increased 1% to $2.35.
•	We repurchased approximately 2.0 million shares for $413.8 million for the three months ended March 31, 2016.
•	Effective January 1, 2016, we acquired an additional 10% ownership interest in BrandLoyalty Group B.V., or BrandLoyalty, for approximately $102.0 million, bringing our total ownership interest to 80%.
•	For the three months ended March 31, 2016, we purchased three existing private label credit card portfolios for total consideration paid of $755.3 million, subject to customary purchase price adjustments.
LoyaltyOne®
LoyaltyOne generates revenue primarily from our coalition and short-term loyalty programs through our AIR MILES® Reward Program and BrandLoyalty.
Revenue for the LoyaltyOne segment decreased 9% to $354.6 million and adjusted EBITDA, net increased 6% to $73.7 million for the three months ended March 31, 2016, in each case as compared to the prior year period. The strengthening of the U.S. dollar against both the Euro and Canadian dollar negatively impacted revenue and adjusted EBITDA, net by approximately $23.9 million and $5.9 million, respectively. Excluding foreign currency impacts, revenue decreased approximately 2% and adjusted EBITDA, net increased approximately 14%. Revenue was negatively impacted by different timing of short-term loyalty programs of our clients between years. These short-term loyalty programs are typically 12-20 weeks in duration and the number in market can move between quarters on an annual basis. Adjusted EBITDA increased due to margin expansion as a result of strong cost controls and lower product procurement costs.
Our short-term loyalty programs have continued their expansion into North America. After entering Canada in 2015, we launched one pilot program in the U.S. in the first quarter of 2016 and expect to launch a second U.S. program later this year.
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
AIR MILES reward miles issued during the three months ended March 31, 2016 increased 5% compared to the three months ended March 31, 2015 due to increased promotional activity by our sponsors and growth in our instant reward program option, AIR MILES Cash. For the three months ended March 31, 2016, the AIR MILES Cash program option represented approximately 21% of the AIR MILES reward miles issued and 20% of the AIR MILES reward miles redeemed. AIR MILES reward miles redeemed increased 6% due to higher redemptions within the AIR MILES Cash program option.
During the three months ended March 31, 2016, LoyaltyOne announced an expansion of our relationship with Sobeys to begin to issue AIR MILES reward miles at Needs Convenience and Sobeys express convenience store locations in all Atlantic-Canadian provinces.

Index
Epsilon®
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
Revenue decreased 2% to $493.3 million and adjusted EBITDA, net decreased 22% to $80.7 million for the three months ended March 31, 2016 as compared to the prior year. We observed weakness in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals, and adjusted EBITDA was negatively impacted by the decline in revenue and an increase in payroll costs in the current quarter. These declines were offset in part by an 8% increase in digital and technology platforms revenue, driven by strength in customer relationship marketing services as well as the onboarding of new clients.
During the three months ended March 31, 2016, Epsilon announced new multi-year agreements with Lamps Plus, a national lighting retailer, to provide targeted email marketing services, and Shire plc, a global biotechnology company, to build and host a database platform and provide database marketing services.
Card Services
Card Services provides risk management solutions, account origination, funding services, transaction processing, marketing, customer care and collection services for our more than 160 private label retail and co-branded credit card programs.
Revenue, generated primarily from finance charges and late fees as well as other servicing fees, increased 17% to $835.5 million and adjusted EBITDA, net increased 9% to $307.5 million for the three months ended March 31, 2016 as compared to the prior year period. These increases were driven by higher average credit card and loan receivables, which increased 27% as compared to the prior year period as a result of increased credit sales, recent client signings and recent credit card portfolio acquisitions. Credit sales increased 25% for the three months ended March 31, 2016 due to strong credit cardholder spending and cardholder growth due to recent client signings and credit card portfolio acquisitions.
Delinquency rates were 4.3% of principal credit card and loan receivables at March 31, 2016 as compared to 3.9% at March 31, 2015. The principal net charge-off rate was 5.2% for the three months ended March 31, 2016 as compared to 4.5% for the prior year period. For the year ended December 31, 2016, we expect our charge-off rate to approximate 5.0%.
During the three months ended March 31, 2016, Card Services announced a new long-term agreement to provide private label credit card services to Boscov's Department Store, LLC, a national department store chain.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.
Recently Issued Pronouncements
See "Recently Issued Accounting Standards" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been recently issued.

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
	Three Months Ended March 31,
	2016	2015
	(In millions)
Net income	$158.9	$164.8
Stock compensation expense	19.9	27.5
Provision for income taxes	86.6	81.7
Interest expense, net	98.8	78.0
Depreciation and other amortization	39.8	33.6
Amortization of purchased intangibles	88.6	88.0
Adjusted EBITDA	492.6	473.6
Less: Securitization funding costs	30.4	23.8
Less: Interest expense on deposits	17.2	11.7
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	7.8
Adjusted EBITDA, net	$439.5	$430.3

Index
Consolidated Results of Operations
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
	Three Months Ended March 31,		% Change
	2016	2015	2016 to 2015
Revenues	(In millions, except percentages)
Transaction	$82.5	$93.3	(12)%
Redemption	278.2	308.1	(10)
Finance charges, net	808.0	679.5	19
Marketing services	452.0	471.2	(4)
Other revenue	55.4	49.1	13
Total revenue	1,676.1	1,601.2	5%
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,003.9	990.0	1
Provision for loan loss	171.9	134.9	27
General and administrative	27.6	30.2	(9)
Depreciation and other amortization	39.8	33.6	18
Amortization of purchased intangibles	88.6	88.0	1
Total operating expenses	1,331.8	1,276.7	4%
Operating income	344.3	324.5	6%
Interest expense
Securitization funding costs	30.4	23.8	28
Interest expense on deposits	17.2	11.7	46
Interest expense on long-term and other debt, net	51.2	42.5	21
Total interest expense, net	98.8	78.0	27
Income before income tax	$245.5	$246.5	—%
Provision for income taxes	86.6	81.7	6
Net income	$158.9	$164.8	(4)%

Key Operating Metrics:
Credit card statements generated	65.5	58.7	12%
Credit sales	$6,178.2	$4,959.8	25%
Average credit card and loan receivables	$13,536.7	$10,677.3	27%
AIR MILES reward miles issued	1,286.3	1,228.9	5%
AIR MILES reward miles redeemed	1,283.9	1,212.6	6%
Revenue. Total revenue increased $74.9 million, or 5%, to $1.7 billion for the three months ended March 31, 2016 from $1.6 billion for the three months ended March 31, 2015. The net increase was due to the following:
•	Transaction. Revenue decreased $10.8 million, or 12%, to $82.5 million for the three months ended March 31, 2016 as a result of a $7.5 million decrease in servicing fees charged to our credit cardholders due to changes in program fee structures as well as a $2.8 million decrease in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, due to the decline in the Canadian dollar relative to the U.S. dollar.
•	Redemption. Revenue decreased $29.9 million, or 10%, to $278.2 million for the three months ended March 31, 2016. Redemption revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $15.8 million decrease in revenue. Excluding the impact of foreign exchange, redemption revenue decreased $14.1 million due to an $18.2 million decrease resulting from the timing of short-term loyalty programs in market for the three months ended March 31, 2016 as compared to the prior year period, offset by an increase in revenue from our coalition loyalty program due to a 6% increase in the number of AIR MILES reward miles redeemed.

Index

•	Finance charges, net. Revenue increased $128.5 million, or 19%, to $808.0 million for the three months ended March 31, 2016. This increase was driven by a 27% increase in average credit card and loan receivables, which increased revenue $182.0 million through a combination of recent credit card portfolio acquisitions and strong cardholder spending. This increase was offset in part by an approximate 160 basis point decline in yield due to improvement in early stage delinquencies and the onboarding of new programs, which decreased revenue by $53.5 million.
•	Marketing Services. Revenue decreased $19.2 million, or 4%, to $452.0 million for the three months ended March 31, 2016. The decrease in revenue was driven by weakness in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals.
•	Other revenue. Revenue increased $6.3 million, or 13%, to $55.4 million for the three months ended March 31, 2016 due to additional consulting services provided by Epsilon.
Cost of operations. Cost of operations increased $13.9 million, or 1%, to $1,003.9 million for the three months ended March 31, 2016 as compared to $990.0 million for the three months ended March 31, 2015. The slight net increase was due to the following:
•	Within the LoyaltyOne segment, cost of operations decreased $35.5 million due to the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in an $18.1 million decrease in cost of operations. Additionally, excluding the impact of foreign exchange, cost of redemptions declined $20.6 million related to our short-term loyalty programs with fewer programs in market for the three months ended March 31, 2016 as compared to the prior year period.
•	Within the Epsilon segment, cost of operations increased $4.4 million due to a $6.9 million increase in payroll and benefit expenses.
•	Within the Card Services segment, cost of operations increased by $46.0 million, with a $33.6 million increase in credit card processing expenses due to growth. Additionally, payroll and benefit expenses increased $12.4 million due to an increase in the number of associates to support growth.
Provision for loan loss. Provision for loan loss increased $37.0 million, or 27%, to $171.9 million for the three months ended March 31, 2016 as compared to $134.9 million for the three months ended March 31, 2015. The increase in the provision was driven by higher ending credit card and loan receivables as well as an increase in losses.
General and administrative. General and administrative expenses decreased $2.6 million, or 9%, to $27.6 million for the three months ended March 31, 2016 as compared to $30.2 million for the three months ended March 31, 2015, as lower payroll and benefit expenses were offset in part by net foreign currency exchange gains related to the February 2015 settlement of the contingent liability associated with the BrandLoyalty acquisition.
Depreciation and other amortization. Depreciation and other amortization increased $6.2 million, or 18%, to $39.8 million for the three months ended March 31, 2016, as compared to $33.6 million for the three months ended March 31, 2015, due to additional assets placed into service from recent capital expenditures.
Amortization of purchased intangibles. Amortization of purchased intangibles increased slightly to $88.6 million for the three months ended March 31, 2016 as compared to $88.0 million for the three months ended March 31, 2015. The increase is driven by additional amortization associated with the intangible assets from recent portfolio acquisitions.
Interest expense, net. Total interest expense, net increased $20.8 million, or 27%, to $98.8 million for the three months ended March 31, 2016 as compared to $78.0 million for the three months ended March 31, 2015. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $6.6 million due to higher average borrowings with comparable average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $5.5 million due to higher average borrowings and higher average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $8.7 million due to a $4.3 million increase related to the €300.0 million senior notes due 2023 issued in November 2015 and a $5.0 million increase related to the credit facility due to higher average balances resulting from the $200.0 million incremental term loans borrowed in September 2015 and borrowings on our revolving line of credit, as well as slightly higher average interest rates.
Taxes. Income tax expense increased $4.9 million to $86.6 million for the three months ended March 31, 2016 from $81.7 million for the three months ended March 31, 2015 due to a higher effective tax rate. In 2015 the effective tax rate was positively impacted by both a favorable state tax ruling and a lapse in an applicable statute of limitations.

Index
Segment Revenue and Adjusted EBITDA, net
	Three Months Ended March 31,		% Change
	2016	2015	2016 to 2015
Revenue:	(In millions, except percentages)
LoyaltyOne	$354.6	$388.0	(9)%
Epsilon	493.3	504.9	(2)
Card Services	835.5	714.7	17
Corporate/Other	0.1	0.1	nm
Eliminations	(7.4)	(6.5)	nm
Total	$1,676.1	$1,601.2	5%
Adjusted EBITDA, net (1):
LoyaltyOne	$73.7	$69.6	6%
Epsilon	80.7	103.6	(22)
Card Services	307.5	281.8	9
Corporate/Other	(22.4)	(24.7)	(9)
Eliminations	—	—	nm
Total	$439.5	$430.3	2%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
nm – not meaningful.
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Revenue. Total revenue increased $74.9 million, or 5%, to $1.7 billion for the three months ended March 31, 2016 from $1.6 billion for the three months ended March 31, 2015. The net increase was due to the following:
•	LoyaltyOne. Revenue decreased $33.4 million, or 9%, to $354.6 million for the three months ended March 31, 2016. Revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $23.9 million decrease in revenue. Additionally, revenue was negatively impacted by the timing of short-term loyalty programs in market during the three months ended March 31, 2016 as compared to the prior year period.
•	Epsilon. Revenue decreased $11.6 million, or 2%, to $493.3 million for the three months ended March 31, 2016 due to a $39.4 million decrease in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals. This weakness was offset in part by a $27.8 million increase in digital and technology platforms revenue, driven by strength in customer relationship marketing services as well as the onboarding of new clients.
•	Card Services. Revenue increased $120.8 million, or 17%, to $835.5 million for the three months ended March 31, 2016, driven by a $128.5 million increase in finance charges, net as a result of a 27% increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending.
Adjusted EBITDA, net. Adjusted EBITDA, net increased $9.2 million, or 2%, to $439.5 million for the three months ended March 31, 2016 from $430.3 million for the three months ended March 31, 2015. The net increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net increased $4.1 million, or 6%, to $73.7 million for the three months ended March 31, 2016. Adjusted EBITDA margins expanded in the current year period as a result of strong cost controls and lower product procurement costs, but this expansion was offset in part by a weaker Canadian dollar and Euro against the U.S. dollar, which negatively impacted adjusted EBITDA, net by $5.9 million.
•	Epsilon. Adjusted EBITDA, net decreased $22.9 million, or 22%, to $80.7 million for the three months ended March 31, 2016, primarily due to the decline in revenue coupled with an increase in payroll costs in the current year period.
•	Card Services. Adjusted EBITDA, net increased $25.7 million, or 9%, to $307.5 million for the three months ended March 31, 2016. Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net increased $2.3 million to a loss of $22.4 million for the three months ended March 31, 2016 as lower payroll and benefit expenses were offset in part by net foreign currency exchange gains related to the February 2015 settlement of the contingent liability associated with the BrandLoyalty acquisition.

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
The following table presents the delinquency trends of our credit card and loan receivables portfolio:
	March 31, 2016	% of Total	December 31, 2015	% of Total
	(In millions, except percentages)
Receivables outstanding – principal	$12,881.4	100.0%	$13,196.4	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	174.5	1.4%	178.5	1.4%
61 to 90 days	125.5	1.0	124.1	0.9
91 or more days	247.9	1.9	257.0	1.9
Total	$547.9	4.3%	$559.6	4.2%
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
	Three Months Ended March 31,
	2016	2015
	(In millions, except percentages)
Average credit card receivables	$13,536.7	$10,677.3
Net charge-offs of principal receivables	176.4	119.9
Net charge-offs as a percentage of average credit card receivables	5.2%	4.5%
See Note 3, "Credit Card and Loan Receivables," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

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
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. As of March 31, 2016, Comenity Bank's Common Equity Tier 1 capital ratio was 14.6%, Tier 1 capital ratio was 14.6%, total capital ratio was 15.9% and leverage ratio was 13.7%. As of March 31, 2016, Comenity Capital Bank's Common Equity Tier 1 capital ratio was 12.9%, Tier 1 capital ratio was 12.9%, total capital ratio was 14.2% and leverage ratio was 13.3%. Comenity Bank and Comenity Capital Bank are considered well capitalized.
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
Cash Flow Activity
Operating Activities. We generated cash flow from operating activities of $257.4 million and $174.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase in operating cash flows during the quarter ended March 31, 2016 as compared to the prior year period is driven by the settlement of the contingent liability associated with the BrandLoyalty acquisition during the quarter ended March 31, 2015. Changes in the fair value of the contingent liability from the initial valuation are classified as an adjustment to operating cash flows and as such, the adjustment of $99.6 million during the first quarter of 2015 negatively impacted our operating cash flow. This increase in cash flow from operating activities was offset in part by an increase in cash used in working capital during the current year period, due primarily to the reduction of accounts payable and accrued expenses.
Investing Activities. Cash used in investing activities was $747.7 million for the three months ended March 31, 2016, compared to cash provided by investing activities of $337.3 million for the prior year period. Significant components of investing activities are as follows:
•	Restricted cash. The use of cash increased $312.2 million during the three months ended March 31, 2016 due to the principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matures in May 2016.
•	Credit card and loan receivables, net. Cash increased $383.9 million and $401.8 million for the three months ended March 31, 2016 and 2015, respectively, due to the seasonal paydown of credit card and loan receivables.
•	Purchase of credit card portfolios. During the three months ended March 31, 2016, we paid $755.3 million to acquire three private label credit card portfolios.
Financing Activities. Cash provided by financing activities was $286.4 million for the three months ended March 31, 2016, compared to cash used in financing activities of $811.7 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, the primary sources of cash were net borrowings under our debt agreements, including the asset-backed conduit facilities. These sources were partially offset by uses of $408.8 million to acquire treasury shares and $102.0 million to acquire an additional 10% ownership in BrandLoyalty. For the three months ended March 31, 2015, the primary uses of cash were $542.6 million to acquire treasury shares, $205.9 million to settle the BrandLoyalty contingent liability and $87.4 million to acquire an additional 10% ownership in BrandLoyalty.

Index
Debt
Long-term and Other Debt
As of March 31, 2016, we had $982.0 million outstanding under our credit facility and total availability of $318.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.9 to 1 at March 31, 2016, as compared to the maximum covenant ratio of 3.5 to 1.
In April 2016, we extended the maturity of certain term loans with principal amount of $200.0 million from September 2016 to September 2017 and exercised in part the accordion feature to borrow incremental term loans in the aggregate principal amount of $250.0 million that bear interest at the same rates as, and are generally subject to the same terms as, the 2013 term loans.
As of March 31, 2016, we were in compliance with our debt covenants.
Deposits
We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.
As of March 31, 2016, we had $1.6 billion in money market deposits outstanding with interest rates ranging from 0.48% to 0.67%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.
Additionally, as of March 31, 2016, we had $4.5 billion in certificates of deposit outstanding with interest rates ranging from 0.43% to 2.80% and maturities ranging from April 2016 to November 2021. Certificate of deposit borrowings are subject to regulatory capital requirements.
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
As of March 31, 2016, the WFN Trusts and the WFC Trust had approximately $9.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.
At March 31, 2016, we had $6.3 billion of non-recourse borrowings of consolidated securitization entities, of which $1.4 billion is due within the next 12 months. As of March 31, 2016, total capacity under the conduit facilities was $3.0 billion, of which $2.5 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.
The following table shows the maturities of borrowing commitments as of March 31, 2016 for the WFN Trusts and the WFC Trust by year:
	2016	2017	2018	2019	2020 and Thereafter	Total
	(In millions)
Term notes	$600.0	$950.0	$991.0	$802.2	$475.0	$3,818.2
Conduit facilities(1)	—	2,950.0	—	—	—	2,950.0
Total(2)	$600.0	$3,900.0	$991.0	$802.2	$475.0	$6,768.2

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $2.1 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the unaudited condensed consolidated financial statements.
See Note 8, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Index
Stock Repurchase Programs
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
During the three months ended March 31, 2016, we repurchased approximately 2.0 million shares of our common stock for an aggregate amount of $413.8 million.
See Note 13, "Stockholders' Equity," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our stock repurchases.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk, and foreign currency exchange rate risk.
There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2015 related to our exposure to market risk from interest rate risk, credit risk, and foreign currency exchange rate risk.
Item 4.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Caution Regarding Forward-Looking Statements
This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as "believe," "expect," "anticipate," "estimate," "intend," "project," "plan," "likely," "may," "should" or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

•	loss of, or reduction in demand for services from, significant clients;
•	increased redemptions by AIR MILES® Reward Program collectors;
•	increases in the cost of doing business, including market interest rates;
•	loss of active AIR MILES Reward Program collectors;
•	disruptions in the airline or travel industries;
•	failure to identify or successfully integrate business acquisitions;
•	increases in net charge-offs in credit card and loan receivables;
•	inability to access the asset-backed securitization funding market;
•	unfavorable fluctuations in foreign currency exchange rates;
•	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
•	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
•	failure to maintain exemption from regulation under the Bank Holding Company Act;
•	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
•	loss of consumer information due to compromised physical or cyber security; and
•
those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of this Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements contained in this Form 10-Q speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

Index
PART II
Item 1.	Legal Proceedings.
From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Note 11, "Commitments and Contingencies," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Item 1A.	Risk Factors.
Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In the European Union, the Directive 95/46/EC of the EU Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements. In January 2012, the European Commission proposed the General Data Protection Regulation, or GDPR, a new European Union-wide legal framework to govern data sharing and collection and related consumer privacy rights. In December 2015, the EU Parliament and the EU Council reached informal agreement on the text of the GDPR, and in April 2016 both the EU Council and the EU Parliament adopted the GDPR. The new rules will take effect two years following the publication of the official texts in the Official Journal of the European Union in all official languages. The GDPR will replace the Directive and, because it is a regulation rather than a directive, will directly apply to and bind the 28 EU Member States. Compared to the Directive, the GDPR includes a strengthened notion of consent, the development of a 'one stop shop' mechanism for the jurisdiction of EU regulators and increased compliance and accountability requirements on data controllers and data processors. These and other terms of the GDPR could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant new penalties for non-compliance, with fines up to the higher of €20 million ($23 million as of March 31, 2016) or 4% of total annual worldwide revenue.
In October 2015, the European Court of Justice of the European Union ruled that the EU-U.S. Safe Harbor Framework, an agreement setting forth standards by which U.S. companies could legally transfer personal data from the EU to the U.S., was invalid. Although reliance on the Safe Harbor was not the exclusive method by which such transfers of personal data could be legally made, the loss of the Safe Harbor could adversely affect our ability to transfer such data out of the EU and into the U.S. in providing service for our customers. The Privacy Shield, a proposed replacement for the invalidated Safe Harbor, has been announced by the European Commission but has not yet been finalized. Any failure to comply with our ongoing obligations with respect to data transfers previously made under the Safe Harbor, or, when and if effective, the Privacy Shield, could expose us to enforcement actions by the FTC or other regulatory authorities.
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

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2016:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(Dollars in millions)
During 2016:
January 1-31	465,757	$231.44	458,606	$893.9
February 1-29	1,282,381	197.06	1,268,250	644.0
March 1-31	279,468	211.74	273,144	586.2
Total	2,027,606	$206.98	2,000,000	$586.2

(1)	During the period represented by the table, 27,606 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	On January 1, 2016, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of our outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion. Both authorizations are subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.
Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.	Other Information.
(a) None
(b) None

Index
Item 6.	Exhibits.
(a)	Exhibits:

EXHIBIT INDEX
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Second Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	3/3/00

3.2	(a)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	6/7/13

3.3	(a)	Certificate of Retirement of Series A Preferred Stock of the Registrant dated March 23, 2016.	8-K	3.1	3/25/16

3.4	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/17/16

10.2	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2016 grant).	8-K	10.2	2/17/16

10.3	(a)	Incremental Term Loan Extension Request, dated as of April 15, 2016, by and among Alliance Data Systems Corporation, Wells Fargo Bank, N.A., as Administrative Agent, and Bank of America, N.A.	8-K	10.1	4/21/16

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)
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
Date: May 5, 2016
By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer
Date: May 5, 2016