Form 10-Q
period 2016-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2016-08-08
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 27, 2016, 58,529,080 shares of common stock were outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

Index
PART I
Item 1.	Financial Statements.
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$1,316.5	$1,168.0
Trade receivables, less allowance for doubtful accounts ($8.1 and $4.0 at June 30, 2016 and December 31, 2015, respectively)	666.4	706.5
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	9,748.6	10,592.4
Other credit card and loan receivables	4,236.6	3,207.1
Total credit card and loan receivables	13,985.2	13,799.5
Allowance for loan loss	(782.6)	(741.6)
Credit card and loan receivables, net	13,202.6	13,057.9
Credit card and loan receivables held for sale	508.1	95.5
Deferred tax asset, net	—	288.1
Inventories, net	225.4	228.0
Other current assets	296.9	249.8
Redemption settlement assets, restricted	473.2	456.6
Total current assets	16,689.1	16,250.4
Property and equipment, net	584.1	576.7
Deferred tax asset, net	3.2	0.6
Intangible assets, net	1,128.8	1,203.7
Goodwill	3,835.1	3,814.1
Other non-current assets	530.9	504.4
Total assets	$22,771.2	$22,349.9
LIABILITIES AND EQUITY
Accounts payable	$397.5	$442.4
Accrued expenses	273.0	566.5
Current portion of deposits	3,479.5	2,980.3
Current portion of non-recourse borrowings of consolidated securitization entities	2,084.0	1,049.3
Current portion of long-term and other debt	229.8	369.4
Other current liabilities	307.0	294.5
Deferred revenue	702.6	699.0
Deferred tax liability, net	—	1.7
Total current liabilities	7,473.4	6,403.1
Deferred revenue	151.3	145.9
Deferred tax liability, net	336.2	631.5
Deposits	3,386.3	2,625.6
Non-recourse borrowings of consolidated securitization entities	3,916.2	5,433.4
Long-term and other debt	5,485.9	4,648.0
Other liabilities	292.2	285.0
Total liabilities	21,041.5	20,172.5
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	—	167.4
Stockholders' equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.4 shares and 112.1 shares at June 30, 2016 and December 31, 2015, respectively	1.1	1.1
Additional paid-in capital	3,003.7	2,981.0
Treasury stock, at cost, 53.8 shares and 51.3 shares at June 30, 2016 and December 31, 2015, respectively	(4,450.7)	(3,927.3)
Retained earnings	3,306.8	3,092.5
Accumulated other comprehensive loss	(131.2)	(137.3)
Total stockholders' equity	1,729.7	2,010.0
Total liabilities and equity	$22,771.2	$22,349.9

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Revenues
Transaction	$68.9	$86.8	$151.3	$180.1
Redemption	262.1	218.1	540.2	526.3
Finance charges, net	882.3	684.0	1,690.3	1,363.4
Marketing services	469.1	465.4	921.1	936.6
Other revenue	66.4	46.3	122.1	95.4
Total revenue	1,748.8	1,500.6	3,425.0	3,101.8
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,027.9	896.6	2,031.9	1,886.4
Provision for loan loss	227.8	155.3	399.7	290.3
General and administrative	42.9	40.9	70.5	71.1
Depreciation and other amortization	41.1	34.9	80.9	68.5
Amortization of purchased intangibles	88.5	87.2	177.1	175.2
Total operating expenses	1,428.2	1,214.9	2,760.1	2,491.5
Operating income	320.6	285.7	664.9	610.3
Interest expense
Securitization funding costs	30.0	24.6	60.4	48.4
Interest expense on deposits	20.2	11.6	37.4	23.4
Interest expense on long-term and other debt, net	53.5	44.5	104.7	87.0
Total interest expense, net	103.7	80.7	202.5	158.8
Income before income tax	$216.9	$205.0	$462.4	$451.5
Provision for income taxes	76.2	75.0	162.8	156.6
Net income	$140.7	$130.0	$299.6	$294.9
Less: Net income (loss) attributable to non-controlling interest	—	(1.3)	1.8	1.0
Net income attributable to common stockholders	$140.7	$131.3	$297.8	$293.9

Net income attributable to common stockholders per share:
Basic (Note 2)	$1.24	$2.12	$3.61	$4.46
Diluted (Note 2)	$1.24	$2.11	$3.60	$4.43

Weighted average shares:
Basic (Note 2)	58.8	61.9	59.3	62.5
Diluted (Note 2)	59.0	62.3	59.6	63.0

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)

Net income	$140.7	$130.0	$299.6	$294.9

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	2.1	(3.0)	5.1	(1.6)
Tax benefit (expense)	(0.3)	0.6	(1.4)	0.1
Unrealized gain (loss) on securities available-for-sale, net of tax	1.8	(2.4)	3.7	(1.5)

Unrealized gain (loss) on cash flow hedges	1.5	(0.6)	(1.8)	(3.8)
Tax benefit (expense)	(0.4)	0.1	0.5	0.9
Unrealized gain (loss) on cash flow hedges, net of tax	1.1	(0.5)	(1.3)	(2.9)

Unrealized gain (loss) on net investment hedge	8.3	—	(7.3)	—

Foreign currency translation adjustments	(14.2)	18.1	11.0	(44.5)

Other comprehensive income (loss), net of tax	(3.0)	15.2	6.1	(48.9)

Total comprehensive income, net of tax	$137.7	$145.2	$305.7	$246.0
Less: Comprehensive income (loss) attributable to non-controlling interest	—	(1.8)	1.2	1.0
Comprehensive income attributable to common stockholders	$137.7	$147.0	$304.5	$245.0

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2016	2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$299.6	$294.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258.0	243.7
Deferred income taxes	(14.0)	(42.9)
Provision for loan loss	399.7	290.3
Non-cash stock compensation	41.4	51.5
Amortization of deferred financing costs	16.8	15.5
Change in deferred revenue	(49.5)	(27.2)
Change in contingent liability	—	(99.6)
Change in other operating assets and liabilities, net of acquisitions	(302.6)	(106.6)
Originations of credit card and loan receivables held for sale	(3,386.5)	(2,888.6)
Sales of credit card and loan receivables held for sale	3,393.9	2,856.9
Other	74.3	(24.1)
Net cash provided by operating activities	731.1	563.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	18.4	(8.6)
Change in cash collateral restricted	2.3	16.5
Change in credit card and loan receivables	(352.6)	(272.1)
Purchase of credit card portfolios	(749.1)	—
Proceeds from the sale of credit card portfolios	5.9	26.9
Capital expenditures	(107.6)	(88.1)
Purchases of other investments	(9.5)	(17.6)
Maturities/sales of other investments	32.7	4.8
Other	(9.3)	(1.1)
Net cash used in investing activities	(1,168.8)	(339.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,449.9	1,751.1
Repayments of borrowings	(1,766.2)	(1,102.3)
Payment of acquisition-related contingent consideration	—	(205.9)
Acquisition of non-controlling interest	(360.7)	(87.4)
Issuances of deposits	2,431.8	1,010.2
Repayments of deposits	(1,168.3)	(1,205.4)
Non-recourse borrowings of consolidated securitization entities	1,205.0	1,620.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,690.0)	(1,588.8)
Payment of deferred financing costs	(11.1)	(7.3)
Purchase of treasury shares	(522.6)	(676.7)
Other	12.5	29.4
Net cash provided by (used in) financing activities	580.3	(463.1)

Effect of exchange rate changes on cash and cash equivalents	5.9	(16.3)
Change in cash and cash equivalents	148.5	(254.9)
Cash and cash equivalents at beginning of period	1,168.0	1,077.2
Cash and cash equivalents at end of period	$1,316.5	$822.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$193.7	$152.7
Income taxes paid, net	$258.9	$131.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation ("ADSC" or, including its consolidated subsidiaries and variable interest entities ("VIEs"), the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies certain aspects of share-based transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2016-09 will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires entities to utilize a financial instrument impairment model that is based on expected losses over the life of the exposure rather than a model based on an incurred loss approach to establish an allowance. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance. In addition, ASU 2016-13 modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The Company is evaluating the impact that adoption of ASU 2016-13 will have on its consolidated financial statements.
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
2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Numerator:
Net income attributable to common stockholders	$140.7	$131.3	$297.8	$293.9
Less: Accretion of redeemable non-controlling interest	67.6	—	83.5	15.2
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$73.1	$131.3	$214.3	$278.7

Denominator:
Weighted average shares, basic	58.8	61.9	59.3	62.5
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.2	0.4	0.3	0.5
Denominator for diluted calculations	59.0	62.3	59.6	63.0

Net income attributable to common stockholders per share:
Basic	$1.24	$2.12	$3.61	$4.46
Diluted	$1.24	$2.11	$3.60	$4.43
See Note 12, "Redeemable Non-Controlling Interest," for additional information regarding accretion of the redeemable non-controlling interest.
For the three and six months ended June 30, 2016, approximately 0.3 million and 0.2 million restricted stock units, respectively, were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the calculation of weighted average dilutive common shares for each of the three months and six months ended June 30, 2015.
3. CREDIT CARD AND LOAN RECEIVABLES
The Company's credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:
	June 30, 2016	December 31, 2015
	(In millions)
Principal receivables	$13,326.4	$13,196.4
Billed and accrued finance charges	595.3	537.8
Other credit card receivables	63.5	65.3
Total credit card and loan receivables	13,985.2	13,799.5
Less: Credit card receivables – restricted for securitization investors	9,748.6	10,592.4
Other credit card and loan receivables	$4,236.6	$3,207.1

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
The following table presents the Company's allowance for loan loss for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Balance at beginning of period	$727.2	$586.7	$741.6	$570.2
Provision for loan loss	227.8	155.3	399.7	290.3
Allowance associated with credit card and loan receivables transferred to held for sale	—	—	(15.0)	—
Change in estimate for uncollectible unpaid interest and fees	—	3.0	5.0	4.5
Recoveries	52.9	41.4	109.8	80.8
Principal charge-offs	(225.3)	(163.1)	(458.5)	(322.5)
Balance at end of period	$782.6	$623.3	$782.6	$623.3
Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged‑off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.
The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $110.6 million and $84.0 million for the three months ended June 30, 2016 and 2015, respectively, and $228.8 million and $169.4 million for the six months ended June 30, 2016 and 2015, respectively.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table presents the delinquency trends of the Company's credit card and loan receivables portfolio:
	June 30, 2016	% of Total	December 31, 2015	% of Total
		(In millions, except percentages)
Receivables outstanding – principal	$13,326.4	100.0%	$13,196.4	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	203.9	1.5%	178.5	1.4%
61 to 90 days	145.5	1.1	124.1	0.9
91 or more days	262.7	2.0	257.0	1.9
Total	$612.1	4.6%	$559.6	4.2%
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
The Company had $188.8 million and $169.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $39.5 million and $36.7 million, respectively, as of June 30, 2016 and December 31, 2015. These modified credit card receivables represented less than 2% of the Company's total credit card receivables as of both June 30, 2016 and December 31, 2015.
The average recorded investment in impaired credit card receivables was $186.6 million and $140.9 million for the three months ended June 30, 2016 and 2015, respectively, and $180.7 million and $137.7 million for the six months ended June 30, 2016 and 2015, respectively.
Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $4.6 million and $3.5 million for the three months ended June 30, 2016 and 2015, respectively, and $9.0 million and $6.9 million for the six months ended June 30, 2016 and 2015, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in millions)
Troubled debt restructurings – credit card receivables	47,267	$56.5	$56.4	98,028	$117.1	$117.0

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
	(Dollars in millions)
Troubled debt restructurings – credit card receivables	36,105	$39.2	$39.2	75,119	$81.7	$81.6

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:
	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	24,529	$27.3	48,222	$52.7

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
	(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	17,335	$18.3	35,728	$36.6

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Age of Credit Card and Loan Receivable Accounts
The following tables set forth, as of June 30, 2016 and 2015, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:
	June 30, 2016
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In millions, except percentages)
0-12 Months	6.0	27.7%	$3,410.3	25.6%
13-24 Months	3.6	17.0	2,346.3	17.6
25-36 Months	2.3	10.9	1,600.5	12.0
37-48 Months	1.7	7.8	1,124.9	8.4
49-60 Months	1.2	5.8	785.7	5.9
Over 60 Months	6.6	30.8	4,058.7	30.5
Total	21.4	100.0%	$13,326.4	100.0%

	June 30, 2015
Age of Accounts Since Origination	Number of Active Accounts with Balances	Percentage of Active Accounts with Balances	Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
	(In millions, except percentages)
0-12 Months	5.9	30.0%	$2,828.6	26.1%
13-24 Months	2.9	14.7	1,652.7	15.3
25-36 Months	2.0	10.4	1,186.1	11.0
37-48 Months	1.5	7.5	865.7	8.0
49-60 Months	1.1	5.5	650.7	6.0
Over 60 Months	6.2	31.9	3,637.7	33.6
Total	19.6	100.0%	$10,821.5	100.0%
Credit Quality
The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company's obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company's credit card and loan receivables by obligor credit quality as of June 30, 2016 and 2015:
	June 30, 2016		June 30, 2015
Probability of an Account Becoming 91 or More Days Past Due or Becoming Charged-off (within the next 12 months)	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding	Total Principal Receivables Outstanding	Percentage of Principal Receivables Outstanding
		(In millions, except percentages)
No Score	$167.7	1.3%	$191.4	1.8%
27.1% and higher	1,378.3	10.3	601.6	5.6
17.1% - 27.0%	836.3	6.3	1,067.1	9.8
12.6% - 17.0%	1,086.1	8.2	1,280.3	11.8
3.7% - 12.5%	5,803.0	43.5	4,423.4	40.9
1.9% - 3.6%	1,736.2	13.0	2,124.9	19.6
Lower than 1.9%	2,318.8	17.4	1,132.8	10.5
Total	$13,326.4	100.0%	$10,821.5	100.0%

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Transfer of Financial Assets
The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, "Transfers and Servicing." Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $55.5 million and $61.5 million at June 30, 2016 and December 31, 2015, respectively, and are included in credit card and loan receivables held for sale in the Company's unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company's unaudited condensed consolidated statements of cash flows.
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
During the six months ended June 30, 2016 and 2015, the Company purchased $169.6 million and $142.8 million, respectively, of loan receivables under these agreements. The total outstanding balance of these loan receivables was $235.3 million and $222.6 million as of June 30, 2016 and December 31, 2015, respectively, and was included in other credit card and loan receivables in the Company's unaudited condensed consolidated balance sheets.
Portfolios Held for Sale
The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $452.6 million and $34.0 million as of June 30, 2016 and December 31, 2015, respectively. In the first quarter of 2016, the Company transferred two credit card portfolios totaling approximately $415.3 million into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $15.0 million, which approximates the lower of cost or fair value and which will be the measurement basis until the sale of the portfolios. In June 2016, the Company sold one credit card portfolio previously classified as held for sale for cash proceeds of $5.9 million and recognized a $0.5 million loss on the transaction.
Portfolio Acquisitions
During the six months ended June 30, 2016, the Company acquired three private label credit card portfolios for purchase prices totaling approximately $749.1 million and consisting of approximately $682.0 million of credit card receivables and $67.1 million of intangible assets.
Securitized Credit Card Receivables
The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust ("Master Trust I") and World Financial Network Credit Card Master Trust III ("Master Trust III") (collectively, the "WFN Trusts"), and World Financial Capital Credit Card Master Note Trust (the "WFC Trust"). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company's unaudited condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:
	June 30, 2016	December 31, 2015
	(In millions)
Total credit card receivables – restricted for securitization investors	$9,748.6	$10,592.4
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$182.1	$198.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net charge-offs of securitized principal	$144.7	$97.6	$289.1	$196.5

4. INVENTORIES, NET
Inventories, net of $225.4 million and $228.0 million at June 30, 2016 and December 31, 2015, respectively, primarily consist of finished goods to be utilized as rewards in the Company's loyalty programs. Inventories, net are stated at the lower of cost or market and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future market conditions and an analysis of historical experience.
5. OTHER INVESTMENTS
Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the Company's unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:
	June 30, 2016				December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Marketable securities	$122.8	$1.8	$(0.4)	$124.2	$121.5	$0.4	$(1.7)	$120.2
U.S. Treasury bonds	75.0	1.1	—	76.1	100.1	0.2	(0.1)	100.2
Total	$197.8	$2.9	$(0.4)	$200.3	$221.6	$0.6	$(1.8)	$220.4
The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	June 30, 2016
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Marketable securities	$4.0	$(0.2)	$25.3	$(0.2)	$29.3	$(0.4)
Total	$4.0	$(0.2)	$25.3	$(0.2)	$29.3	$(0.4)

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
The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at June 30, 2016 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$31.9	$31.9
Due after one year through five years	50.0	51.0
Due after five years through ten years	3.6	3.7
Due after ten years	112.3	113.7
Total	$197.8	$200.3
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2016, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2016 and 2015.
6. REDEMPTION SETTLEMENT ASSETS
Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:
	June 30, 2016				December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Restricted cash	$115.8	$—	$—	$115.8	$270.3	$—	$—	$270.3
Mutual funds	26.9	0.3	—	27.2	25.2	—	(0.3)	24.9
Corporate bonds	328.4	2.0	(0.2)	330.2	160.4	1.1	(0.1)	161.4
Total	$471.1	$2.3	$(0.2)	$473.2	$455.9	$1.1	$(0.4)	$456.6

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:
	June 30, 2016
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Corporate bonds	$61.3	$(0.2)	$—	$—	$61.3	$(0.2)
Total	$61.3	$(0.2)	$—	$—	$61.3	$(0.2)

	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Mutual funds	$24.9	$(0.3)	$—	$—	$24.9	$(0.3)
Corporate bonds	27.8	(0.1)	—	—	27.8	(0.1)
Total	$52.7	$(0.4)	$—	$—	$52.7	$(0.4)
The amortized cost and estimated fair value of the securities at June 30, 2016 by contractual maturity are as follows:
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$71.5	$72.1
Due after one year through five years	283.8	285.3
Total	$355.3	$357.4
Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2016, the Company does not consider the investments to be other-than-temporarily impaired.
There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2016 and 2015.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consist of the following:
	June 30, 2016
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,181.5	$(430.6)	$750.9	3-12 years—straight line
Premium on purchased credit card portfolios	326.6	(143.4)	183.2	3-10 years—straight line
Customer database	63.6	(33.1)	30.5	3 years—straight line
Collector database	54.2	(51.4)	2.8	30 years—15% declining balance
Publisher networks	140.2	(43.0)	97.2	5-7 years—straight line
Tradenames	94.2	(52.3)	41.9	2-15 years—straight line
Purchased data lists	11.7	(6.3)	5.4	1-5 years—straight line, accelerated
Favorable lease	6.9	(2.4)	4.5	3-10 years—straight line
	$1,878.9	$(762.5)	$1,116.4
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,891.3	$(762.5)	$1,128.8

	December 31, 2015
	Gross Assets	Accumulated Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,195.2	$(361.6)	$833.6	3-12 years—straight line
Premium on purchased credit card portfolios	259.5	(114.0)	145.5	3-10 years—straight line, accelerated
Customer database	210.3	(163.1)	47.2	3-10 years—straight line
Collector database	50.5	(47.7)	2.8	30 years—15% declining balance
Publisher networks	140.2	(29.2)	111.0	5-7 years—straight line
Tradenames	84.8	(44.1)	40.7	2-15 years—straight line
Purchased data lists	11.9	(6.4)	5.5	1-5 years—straight line, accelerated
Favorable lease	6.9	(1.9)	5.0	3-10 years—straight line
Noncompete agreements	1.3	(1.3)	—	3 years—straight line
	$1,960.6	$(769.3)	$1,191.3
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,973.0	$(769.3)	$1,203.7
With the credit card portfolio acquisitions made during the six months ended June 30, 2016, the Company acquired $67.1 million of intangible assets, consisting of $12.2 million of customer relationships being amortized over a weighted average life of 3.5 years and $54.9 million of marketing relationships being amortized over a weighted average life of 9.1 years. For more information on these portfolio acquisitions, see Note 3, "Credit Card and Loan Receivables."
In June 2016, BrandLoyalty Group B.V. ("BrandLoyalty") acquired a tradename for €8.0 million ($8.9 million on June 30, 2016), with an estimated life of 8.0 years.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:
For the Years Ending December 31,
(In millions)
2016 (excluding the six months ended June 30, 2016)	$147.6
2017	266.2
2018	228.1
2019	184.7
2020	123.5
2021 & thereafter	166.3
Goodwill
The changes in the carrying amount of goodwill are as follows:
	LoyaltyOne®	Epsilon®	Card Services	Corporate/Other	Total
	(In millions)
January 1, 2015	$713.5	$2,890.3	$261.7	$—	$3,865.5
Goodwill acquired during the year	34.7	—	—	—	34.7
Effects of foreign currency translation	(84.7)	(1.4)	—	—	(86.1)
December 31, 2015	$663.5	$2,888.9	$261.7	$—	$3,814.1
Effects of foreign currency translation	22.9	(1.9)	—	—	21.0
June 30, 2016	$686.4	$2,887.0	$261.7	$—	$3,835.1

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8. DEBT
In connection with the Company's adoption of ASU 2015-03, the December 31, 2015 debt balances have been retrospectively adjusted for unamortized discount and debt issuance costs. Debt consists of the following:
Description	June 30, 2016	December 31, 2015	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2013 revolving line of credit	$695.0	$465.0	July 2018 and December 2019	(1)
2013 term loans	2,911.2	2,703.8	Various (2)	(1)
BrandLoyalty credit facility	317.4	69.7	June 2020	(3)
Senior notes due 2017	400.0	400.0	December 2017	5.250%
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2023 (€300.0 million)	333.2	325.8	November 2023	5.250%
Capital lease obligations and other debt	2.0	—	Various – January 2019 – May 2019	2.90% to 3.06%
Total long-term and other debt	5,758.8	5,064.3
Less: Unamortized discount and debt issuance costs	43.1	46.9
Less: Current portion	229.8	369.4
Long-term portion	$5,485.9	$4,648.0

Deposits:
Certificates of deposit	$5,036.3	$4,252.0	Various – July 2016 – November 2021	0.49% to 2.80%
Money market deposits	1,849.5	1,370.3	On demand	(4)
Total deposits	6,885.8	5,622.3
Less: Unamortized debt issuance costs	20.0	16.4
Less: Current portion	3,479.5	2,980.3
Long-term portion	$3,386.3	$2,625.6

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$2,958.2	$3,458.2	Various – October 2016 – August 2020	1.26% to 4.55%
Floating rate asset-backed term note securities	360.0	810.0	April 2018	(5)
Conduit asset-backed securities	2,690.0	2,225.0	Various – March 2017 – December 2017	(6)
Total non-recourse borrowings of consolidated securitization entities	6,008.2	6,493.2
Less: Unamortized debt issuance costs	8.0	10.5
Less: Current portion	2,084.0	1,049.3
Long-term portion	$3,916.2	$5,433.4

(1)	The interest rate is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. At June 30, 2016, the weighted average interest rate was 2.51% and 2.47% for the 2013 revolving line of credit and 2013 term loans, respectively.
(2)	The maturity dates for the 2013 term loans are September 2017, July 2018 and December 2019.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At June 30, 2016, the weighted average interest rate was 0.85% and 2.25% for the BrandLoyalty revolving line of credit and term loans, respectively.
(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At June 30, 2016, the interest rates ranged from 0.47% to 1.90%.
(5)	The interest rate is based upon LIBOR plus an applicable margin. At June 30, 2016, the interest rate was 0.92%.
(6)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At June 30, 2016, the interest rates ranged from 1.42% to 1.66%.
At June 30, 2016, the Company was in compliance with its financial covenants.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Long-term and Other Debt
2013 Credit Agreement
In the second quarter of 2016, ADSC, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC, Aspen Marketing Services, LLC, Conversant LLC and Commission Junction, LLC as guarantors, amended its credit agreement (the "2013 Credit Agreement").
The Company extended the maturity of certain term loans with principal amount of $200.0 million from September 2016 to September 2017. Additionally, the Company exercised the accordion feature to borrow incremental term loans in the aggregate principal amount of $277.5 million and increased the commitments under the revolving line of credit by $22.5 million. These borrowings bear interest at the same rates as, and are generally subject to the same terms as, the 2013 Credit Agreement.
As of June 30, 2016, the 2013 Credit Agreement provided for $3.1 billion in term loans (the "2013 term loans") subject to certain principal repayments and a $1.3 billion revolving line of credit (the "2013 revolving line of credit"). Total availability under the 2013 revolving line of credit at June 30, 2016 was $627.5 million.
BrandLoyalty Credit Agreement
In June 2016, BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, amended and restated its credit agreement (as amended, the "2016 BrandLoyalty Credit Agreement") to provide for an A-1 term loan facility of €90.0 million and an A-2 term loan facility of €100.0 million. The A-1 term loan facility provides for quarterly principal payments of €7.5 million through June 2018 and €3.75 million thereafter through June 2020. In addition, the maturity date of the committed revolving line of credit of €62.5 million and uncommitted revolving line of credit of €62.5 million was extended from August 2018 to June 2020. The 2016 BrandLoyalty Credit Agreement provides for a reduction in commitment on each of the uncommitted and committed revolving lines of credit of €25.0 million in August 2018.
The 2016 BrandLoyalty Credit Agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty Group and certain of its subsidiaries.
All advances under the 2016 BrandLoyalty Credit Agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the 2016 BrandLoyalty Credit Agreement, plus an applicable margin based on BrandLoyalty's senior net leverage ratio. The 2016 BrandLoyalty Credit Agreement contains financial covenants, including a senior net leverage ratio, as well as usual and customary negative covenants and customary events of default.
As of June 30, 2016, amounts outstanding under the revolving lines of credit and the term loans under the 2016 BrandLoyalty Credit Agreement were €95.8 million, of which €43.3 million was uncommitted, and €190.0 million ($106.4 million and $211.0 million), respectively.
Non-Recourse Borrowings of Consolidated Securitization Entities
Asset-Backed Term Notes
In February 2016, $625.0 million of Series 2014-A asset-backed term notes, $175.0 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated balance sheets, matured and were repaid.
In May 2016, $657.9 million of Series 2013-B asset-backed term notes, $157.9 million of which were retained by the Company and eliminated from the Company's unaudited condensed consolidated balance sheets, matured and were repaid.
In July 2016, Master Trust I issued $866.7 million of asset-backed term notes, which mature in June 2021. The offering consisted of $650.0 million of Class A notes with a fixed interest rate of 2.03% per year, $32.5 million of Class M notes with a fixed interest rate of 2.33% per year and $184.2 million of notes which were retained by the Company and eliminated from the Company's unaudited condensed consolidated balance sheets.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
9. DERIVATIVE INSTRUMENTS
The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates. The Company was not a party to any interest rate derivative instruments at June 30, 2016 or December 31, 2015.
The Company enters into foreign currency derivatives to reduce the volatility of the Company's cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, certain of which are designated as cash flow hedges.
Additionally, in November 2015, the Company designated its Euro-denominated Senior Notes due 2023 as a net investment hedge of its investment in BrandLoyalty, which has a functional currency of the Euro, in order to reduce the volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. The change in fair value of the Senior Notes due 2023 due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three and six months ended June 30, 2016, a gain of $8.3 million and a loss of $7.3 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedge.
The following tables present the fair values of the derivative instruments included within the Company's unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:
	June 30, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$40.8	$0.8	Other current assets	July 2016 to June 2017
Foreign currency exchange hedges	$45.7	$1.0	Other current liabilities	July 2016 to January 2017
Net investment hedge	$333.2	$11.1	Long-term and other debt	November 2023

	December 31, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$56.7	$2.7	Other current assets	January 2016 to October 2016
Foreign currency exchange hedges	$23.7	$0.4	Other current liabilities	January 2016 to September 2016
Net investment hedge	$325.8	$3.8	Long-term and other debt	November 2023
Not designated as hedging instruments:
Foreign currency exchange forward contract	$103.7	$1.3	Other current liabilities	February 2016
Foreign currency exchange hedges	$0.5	$—	Other current liabilities	January 2016
Gains of $1.1 million and losses of $1.3 million, net of tax, were recognized in other comprehensive income for the three months and six months ended June 30, 2016, respectively, related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the three months and six months ended June 30, 2016, losses of $0.1 million and $0.6 million, respectively, were reclassified from accumulated other comprehensive income into net income (cost of operations) and a de minimis amount of ineffectiveness was recorded. At June 30, 2016, a de minimis amount is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.
Losses of $0.5 million and $2.9 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2015, respectively, related to foreign currency exchange hedges designated as effective. For the three months and six months ended June 30, 2015, losses of $1.6 million and $1.0 million, respectively, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations) and a de minimis amount of ineffectiveness was recorded.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables summarize activity related to and identify the location of the Company's outstanding derivatives not designated as hedging instruments for the three and six months ended June 30, 2016 and 2015 recognized in the Company's unaudited condensed consolidated statements of income:
	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In millions)
Interest rate derivatives	Interest expense on long-term and other debt, net	$—	Interest expense on long-term and other debt, net	$0.1
Foreign currency exchange hedges	Cost of operations	$—	Cost of operations	$0.1

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In millions)
Interest rate derivatives	Interest expense on long-term and other debt, net	$—	Interest expense on long-term and other debt, net	$0.1
Foreign currency exchange forward contract	General and administrative	$(0.1)	General and administrative	$(13.7)
Foreign currency exchange hedges	Cost of operations	$—	Cost of operations	$0.4
Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the unaudited condensed consolidated statements of cash flows for all periods presented.
The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2016, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.
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
A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:
	Deferred Revenue
	Service	Redemption	Total
	(In millions)
December 31, 2015	$292.3	$552.6	$844.9
Cash proceeds	90.5	172.3	262.8
Revenue recognized	(96.8)	(215.2)	(312.0)
Other	—	(0.2)	(0.2)
Effects of foreign currency translation	20.5	37.9	58.4
June 30, 2016	$306.5	$547.4	$853.9
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$155.2	$547.4	$702.6
Non-current liabilities	$151.3	$—	$151.3

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
11. COMMITMENTS AND CONTINGENCIES
Regulatory Matters
On September 8, 2015, Comenity Bank and Comenity Capital Bank (collectively, the "Banks") each entered into a consent order with the Federal Deposit Insurance Corporation ("FDIC") in settlement of the FDIC's review of the Banks' practices regarding the marketing, promotion and sale of certain add-on products. The Banks entered into the consent orders for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the orders. Under the consent orders, the Banks were required to collectively provide restitution of approximately $61.5 million to eligible customers for actions occurring between January 2008 and September 2014 and $2.5 million in civil money penalties to the FDIC. As of June 30, 2016, the Company had satisfied in full its restitution obligations to the eligible customers under these consent orders.
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
The Company and the minority shareholders of BrandLoyalty entered into a supplemental agreement to the share purchase agreement, effective as of April 1, 2016, to accelerate the purchase of the remaining 20% ownership interest for a purchase price of €230.0 million ($258.8 million), resulting in the Company's 100% ownership of BrandLoyalty.
For the six months ended June 30, 2016, the Company adjusted the carrying amount of the redeemable non-controlling interest by $83.5 million to the redemption value.
A reconciliation of the changes in the redeemable non-controlling interest is as follows:
Redeemable Non- Controlling Interest
(In millions)
Balance at January 1, 2015	$235.6
Net income attributable to non-controlling interest	8.9
Other comprehensive income attributable to non-controlling interest	0.9
Adjustment to redemption value	45.0
Foreign currency translation adjustments	(24.1)
Reclassification to accrued expenses	(98.9)
Balance at December 31, 2015	$167.4
Net income attributable to non-controlling interest	1.8
Other comprehensive loss attributable to non-controlling interest	(0.7)
Adjustment to redemption value	83.5
Foreign currency translation adjustments	6.8
Redemption of non-controlling interest	(258.8)
Balance at June 30, 2016	$—

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
13. STOCKHOLDERS' EQUITY
Stock Repurchase Program
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
For the six months ended June 30, 2016, the Company acquired a total of 2.5 million shares of its common stock for $523.4 million, of which $0.8 million had not settled as of June 30, 2016. As of June 30, 2016, the Company had $476.6 million available under the stock repurchase program.
Stock Compensation Expense
Total stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015 is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Cost of operations	$15.6	$17.8	$30.4	$39.8
General and administrative	5.9	6.3	11.0	11.7
Total	$21.5	$24.1	$41.4	$51.5
During the six months ended June 30, 2016, the Company awarded 277,036 performance-based restricted stock units with a weighted average grant date fair value per share of $187.49 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company's earnings before taxes for the period from January 1, 2016 to December 31, 2016 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 16, 2017, an additional 33% of the award on February 16, 2018 and the final 34% of the award on February 16, 2019, provided that the participant is employed by the Company on each such vesting date.
During the six months ended June 30, 2016, the Company awarded 92,139 service-based restricted stock units with a weighted average grant date fair value per share of $191.78 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:
Three Months Ended June 30, 2016	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Net Investment Hedge	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at March 31, 2016	$1.8	$(1.1)	$(19.4)	$(109.5)	$(128.2)
Changes in other comprehensive income (loss) before reclassifications	1.8	1.0	8.3	(14.2)	(3.1)
Amounts reclassified from other comprehensive income (loss)	—	0.1	—	—	0.1
Changes in other comprehensive income (loss)	1.8	1.1	8.3	(14.2)	(3.0)
Balance at June 30, 2016	$3.6	$—	$(11.1)	$(123.7)	$(131.2)

Three Months Ended June 30, 2015	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Net Investment Hedge	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at March 31, 2015	$3.6	$(0.1)	$—	$(143.1)	$(139.6)
Changes in other comprehensive income (loss) before reclassifications	(2.4)	(2.1)	—	18.1	13.6
Amounts reclassified from other comprehensive income (loss)	—	1.6	—	—	1.6
Changes in other comprehensive income (loss)	(2.4)	(0.5)	—	18.1	15.2
Balance at June 30, 2015	$1.2	$(0.6)	$—	$(125.0)	$(124.4)

Six Months Ended June 30, 2016	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Net Investment Hedge	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at December 31, 2015	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss) before reclassifications	3.7	(1.9)	(7.3)	11.0	5.5
Amounts reclassified from other comprehensive income (loss)	—	0.6	—	—	0.6
Changes in other comprehensive income (loss)	3.7	(1.3)	(7.3)	11.0	6.1
Balance at June 30, 2016	$3.6	$—	$(11.1)	$(123.7)	$(131.2)

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Six Months Ended June 30, 2015	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Net Investment Hedge	Foreign Currency Translation Adjustments(1)	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance at December 31, 2014	$2.7	$2.3	$—	$(80.5)	$(75.5)
Changes in other comprehensive income (loss) before reclassifications	(1.5)	(3.9)	—	(44.5)	(49.9)
Amounts reclassified from other comprehensive income (loss)	—	1.0	—	—	1.0
Changes in other comprehensive income (loss)	(1.5)	(2.9)	—	(44.5)	(48.9)
Balance at June 30, 2015	$1.2	$(0.6)	$—	$(125.0)	$(124.4)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.
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
Fair Value of Financial Instruments — The estimated fair values of the Company's financial instruments are as follows:
	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial assets
Cash and cash equivalents	$1,316.5	$1,316.5	$1,168.0	$1,168.0
Trade receivables, net	666.4	666.4	706.5	706.5
Credit card and loan receivables, net	13,202.6	13,833.3	13,057.9	13,057.9
Credit card and loan receivables held for sale	508.1	558.7	95.5	95.5
Redemption settlement assets, restricted	473.2	473.2	456.6	456.6
Other investments	200.3	200.3	220.4	220.4
Cash collateral, restricted	5.0	5.0	7.2	7.2
Derivative instruments	0.8	0.8	2.7	2.7
Financial liabilities
Accounts payable	397.5	397.5	442.4	442.4
Derivative instruments	1.0	1.0	1.7	1.7
Deposits	6,865.8	6,985.9	5,605.9	5,654.6
Non-recourse borrowings of consolidated securitization entities	6,000.2	6,069.8	6,482.7	6,502.7
Long-term and other debt	5,715.7	5,734.1	5,017.4	5,040.0
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015:
	Balance at June 30, 2016	Fair Value Measurements at June 30, 2016 Using
		Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$27.2	$27.2	$—	$—
Corporate bonds (1)	330.2	—	330.2	—
Marketable securities (2)	124.2	5.0	119.2	—
U.S. Treasury bonds (2)	76.1	76.1	—	—
Cash collateral, restricted (3)	5.0	—	—	5.0
Derivative instruments (4)	0.8	—	0.8	—
Total assets measured at fair value	$563.5	$108.3	$450.2	$5.0

Derivative instruments (4)	$1.0	$—	$1.0	$—
Total liabilities measured at fair value	$1.0	$—	$1.0	$—

	Balance at December 31, 2015	Fair Value Measurements at December 31, 2015 Using
		Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$24.9	$24.9	$—	$—
Corporate bonds (1)	161.4	—	161.4	—
Marketable securities (2)	120.2	4.8	115.4	—
U.S. Treasury bonds (2)	100.2	100.2	—	—
Cash collateral, restricted (3)	7.2	2.3	—	4.9
Derivative instruments (4)	2.7	—	2.7	—
Total assets measured at fair value	$416.6	$132.2	$279.5	$4.9

Derivative instruments (4)	$1.7	$—	$1.7	$—
Total liabilities measured at fair value	$1.7	$—	$1.7	$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other non-current assets in the unaudited condensed consolidated balance sheets.
(4)	Amounts are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months and six months ended June 30, 2016 and June 30, 2015.

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables summarize the changes in fair values of the Company's asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825:
	Cash Collateral, Restricted
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Balance at beginning of period	$5.0	$22.7	$4.9	$22.5
Total gains (realized or unrealized):
Included in earnings	—	0.1	0.1	0.3
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(18.0)		(18.0)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$5.0	$4.8	$5.0	$4.8

Gains for the period included in earnings related to assets still held at end of period	$—	$—	$0.1	$0.1

	Contingent Consideration
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Balance at beginning of period	$—	$—	$—	$326.0
Total gains (realized or unrealized):
Included in earnings	—	—	—	—
Purchases	—	—	—	0.5
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	(305.5)
Foreign currency transaction adjustments	—	—	—	(21.0)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$—	$—	$—	$—

Gains for the period included in earnings related to assets still held at end of period	$—	$—	$—	$—
Spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the term of 4 months. The unobservable input used to calculate the fair value was the discount rate of 3.5%, which was based on an interest rate curve that is observable in the market as adjusted for an unobservable credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value. For the three and six months ended June 30, 2016 and 2015, gains included in earnings attributable to cash collateral, restricted were included in securitization funding costs in the Company's unaudited condensed consolidated statements of income.
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

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Financial Instruments Disclosed but Not Carried at Fair Value
The following tables provide assets and liabilities disclosed but not carried at fair value as of June 30, 2016 and December 31, 2015:
	Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets
Cash and cash equivalents	$1,316.5	$1,316.5	$—	$—
Credit card and loan receivables, net	13,833.3	—	—	13,833.3
Credit card and loan receivables held for sale	558.7	—	—	558.7
Total	$15,708.5	$1,316.5	$—	$14,392.0

Financial liabilities
Deposits	$6,985.9	$—	$6,985.9	$—
Non-recourse borrowings of consolidated securitization entities	6,069.8	—	6,069.8	—
Long-term and other debt	5,734.1	—	5,734.1	—
Total	$18,789.8	$—	$18,789.8	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets
Cash and cash equivalents	$1,168.0	$1,168.0	$—	$—
Credit card and loan receivables, net	13,057.9	—	—	13,057.9
Credit card and loan receivables held for sale	95.5	—	—	95.5
Total	$14,321.4	$1,168.0	$—	$13,153.4

Financial liabilities
Deposits	$5,654.6	$—	$5,654.6	$—
Non-recourse borrowings of consolidated securitization entities	6,502.7	—	6,502.7	—
Long-term and other debt	5,040.0	—	5,040.0	—
Total	$17,197.3	$—	$17,197.3	$—
16. INCOME TAXES
For the three and six months ended June 30, 2016, the Company utilized an effective tax rate of 35.1% and 35.2%, respectively, to calculate its provision for income taxes. For the three and six months ended June 30, 2015, the Company utilized an effective tax rate of 36.6% and 34.7%, respectively. The effective tax rate for the three months ended June 30, 2016 reflects a favorable mix of earnings between jurisdictions and a benefit related to U.S. taxes on certain foreign earnings. The effective tax rate for the six months ended June 30, 2015 reflects a favorable state ruling and a lapse in an applicable statute of limitations.

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
Three Months Ended June 30, 2016	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In millions)
Revenues	$352.3	$518.8	$885.8	$0.1	$(8.2)	$1,748.8

Income (loss) before income taxes	$53.3	$10.8	$250.5	$(97.7)	$—	$216.9
Interest expense, net	0.9	—	50.2	52.6	—	103.7
Operating income (loss)	54.2	10.8	300.7	(45.1)	—	320.6
Depreciation and amortization	22.5	82.4	22.4	2.3	—	129.6
Stock compensation expense	2.6	9.4	3.5	6.0	—	21.5
Adjusted EBITDA (1)	79.3	102.6	326.6	(36.8)	—	471.7
Less: Securitization funding costs	—	—	30.0	—	—	30.0
Less: Interest expense on deposits	—	—	20.2	—	—	20.2
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$79.3	$102.6	$276.4	$(36.8)	$—	$421.5

Three Months Ended June 30, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In millions)
Revenues	$301.7	$495.2	$710.4	$—	$(6.7)	$1,500.6

Income (loss) before income taxes	$42.3	$19.8	$230.0	$(87.1)	$—	$205.0
Interest expense, net	0.6	—	36.2	43.9	—	80.7
Operating income (loss)	42.9	19.8	266.2	(43.2)	—	285.7
Depreciation and amortization	20.5	81.7	17.6	2.3	—	122.1
Stock compensation expense	2.9	11.1	3.8	6.3	—	24.1
Adjusted EBITDA (1)	66.3	112.6	287.6	(34.6)	—	431.9
Less: Securitization funding costs	—	—	24.6	—	—	24.6
Less: Interest expense on deposits	—	—	11.6	—	—	11.6
Less: Adjusted EBITDA attributable to non-controlling interest	3.2	—	—	—	—	3.2
Adjusted EBITDA, net (1)	$63.1	$112.6	$251.4	$(34.6)	$—	$392.5

Index
ALLIANCE DATA SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Six Months Ended June 30, 2016	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In millions)
Revenues	$706.9	$1,012.1	$1,721.3	$0.2	$(15.5)	$3,425.0

Income (loss) before income taxes	$109.1	$(1.7)	$534.3	$(179.3)	$—	$462.4
Interest expense, net	0.8	—	97.8	103.9	—	202.5
Operating income (loss)	109.9	(1.7)	632.1	(75.4)	—	664.9
Depreciation and amortization	43.4	167.1	42.4	5.1	—	258.0
Stock compensation expense	5.2	18.0	7.2	11.0	—	41.4
Adjusted EBITDA (1)	158.5	183.4	681.7	(59.3)	—	964.3
Less: Securitization funding costs	—	—	60.4	—	—	60.4
Less: Interest expense on deposits	—	—	37.4	—	—	37.4
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	—	—	—	—	5.5
Adjusted EBITDA, net (1)	$153.0	$183.4	$583.9	$(59.3)	$—	$861.0

Six Months Ended June 30, 2015	LoyaltyOne	Epsilon	Card Services	Corporate/ Other	Eliminations	Total
	(In millions)
Revenues	$689.6	$1,000.1	$1,425.1	$0.1	$(13.1)	$3,101.8

Income (loss) before income taxes	$96.1	$26.8	$489.7	$(161.1)	$—	$451.5
Interest expense, net	1.3	—	71.7	85.8	—	158.8
Operating income (loss)	97.4	26.8	561.4	(75.3)	—	610.3
Depreciation and amortization	40.5	162.8	36.0	4.4	—	243.7
Stock compensation expense	5.7	26.6	7.6	11.6	—	51.5
Adjusted EBITDA (1)	143.6	216.2	605.0	(59.3)	—	905.5
Less: Securitization funding costs	—	—	48.4	—	—	48.4
Less: Interest expense on deposits	—	—	23.4	—	—	23.4
Less: Adjusted EBITDA attributable to non-controlling interest	10.9	—	—	—	—	10.9
Adjusted EBITDA, net (1)	$132.7	$216.2	$533.2	$(59.3)	$—	$822.8

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
2016 Highlights and Recent Developments
For the six months ended June 30, 2016:
•	Revenue increased 10% to $3.4 billion as compared to the six months ended June 30, 2015.
•	Net income increased 2% to $299.6 million as compared to the six months ended June 30, 2015.
•	Adjusted EBITDA, net increased 5% to $861.0 million as compared to the six months ended June 30, 2015.
•	We repurchased approximately 2.5 million shares for $523.4 million.
•	We purchased three existing private label credit card portfolios for total consideration of approximately $749.1 million.
•
We acquired 10% ownership interest in BrandLoyalty Group B.V., or BrandLoyalty, for approximately $102.0 million, which brought our ownership interest to 80.0%, effective January 1, 2016. We acquired the remaining 20% ownership interest in BrandLoyalty for approximately $258.8 million, which brought our ownership interest to 100.0%, effective April 1, 2016.

LoyaltyOne®
LoyaltyOne generates revenue primarily from our coalition and short-term loyalty programs through our AIR MILES® Reward Program and BrandLoyalty.
Revenue for the LoyaltyOne segment increased 3% to $706.9 million and adjusted EBITDA, net increased 15% to $153.0 million for the six months ended June 30, 2016, in each case as compared to the prior year period. Excluding foreign currency impacts, revenue increased approximately 7% with adjusted EBITDA and adjusted EBITDA, net increasing approximately 16% and 21%, respectively. Revenue was positively impacted by different timing of short-term loyalty programs in market and expansion into new markets. These short-term loyalty programs are typically 12-20 weeks in duration and the number in market can move between periods on an annual basis. Adjusted EBITDA was positively impacted by margin expansion as a result of strong cost controls and lower product procurement costs, with adjusted EBITDA, net also positively impacted by our additional ownership interest in BrandLoyalty during the six months ended June 30, 2016.
Our short-term loyalty programs have continued their expansion into North America in 2016. After entering Canada last year, this year we launched one pilot program in the U.S. and four additional programs in Canada. We expect to launch a second U.S. program and fifth Canadian program later this year.
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
AIR MILES reward miles issued during the six months ended June 30, 2016 remained constant as compared to the six months ended June 30, 2015, while AIR MILES reward miles redeemed increased 7% due to higher redemptions within the AIR MILES Cash program option. For the six months ended June 30, 2016, the AIR MILES Cash program option represented approximately 22% of the AIR MILES reward miles issued and 21% of the AIR MILES reward miles redeemed.
During the six months ended June 30, 2016, we announced an expansion of our relationship with Sobeys to begin to issue AIR MILES reward miles at Needs Convenience and Sobeys express convenience store locations in all Atlantic-Canadian provinces. In addition, we announced the signing of a new multi-year agreement with Morrisons, a U.K. grocer, to provide analytics support and consulting services.

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
Revenue increased 1% to $1.0 billion and adjusted EBITDA, net decreased 15% to $183.4 million for the six months ended June 30, 2016 as compared to the prior year period. Digital and technology platforms revenue increased 11%, driven by strength in CRM services and our automotive vertical. These strengths were offset by weakness in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals. Adjusted EBITDA was negatively impacted by increased payroll costs for the six months ended June 30, 2016.
During the six months ended June 30, 2016, we announced new multi-year agreements with Lamps Plus, a national lighting retailer, to provide targeted email marketing services, and Shire plc, a global biotechnology company, to build and host a database platform and provide database marketing services.
Card Services
Card Services provides risk management solutions, account origination, funding services, transaction processing, marketing, customer care and collection services for our more than 160 private label retail and co-brand credit card programs.
Revenue, generated primarily from finance charges and late fees as well as other servicing fees, increased 21% to $1.7 billion and adjusted EBITDA, net increased 10% to $583.9 million for the six months ended June 30, 2016 as compared to the prior year period. These increases were driven by higher average credit card and loan receivables. Credit sales and average credit card and loan receivables increased 21% and 26%, respectively, for the six months ended June 30, 2016 as compared to the prior year period as a result of recent client signings and credit card portfolio acquisitions.
Delinquency rates were 4.6% of principal credit card and loan receivables at June 30, 2016 as compared to 4.1% at June 30, 2015. The principal net charge-off rate was 5.2% for the six months ended June 30, 2016 as compared to 4.5% for the prior year period. For the year ended December 31, 2016, we expect our charge-off rate to approximate 5.0%.
During the six months ended June 30, 2016, we announced new long-term agreements to provide private label credit card services to Boscov's Department Store, LLC, a national department store chain, and Hot Topic Inc., a mall and web-based specialty retailer of music and pop culture-based licensed and influenced apparel and accessories. In addition, we announced the signing of a new long-term agreement to develop a co-brand credit card program for Bed Bath & Beyond Inc., a retailer of domestic merchandise and home furnishings. We also announced the signing of a new long-term agreement to provide private label and co-brand credit card services to Forever 21, Inc., a fashion retailer.
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

Index
Use of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and the amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest.
We use adjusted EBITDA and adjusted EBITDA, net as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management, and we believe it provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and adjusted EBITDA, net are each considered an important indicator of the operational strength of our businesses. Adjusted EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of intangible assets, including certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA. Adjusted EBITDA also eliminates the non-cash effect of stock compensation expense.
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
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net income	$140.7	$130.0	$299.6	$294.9
Stock compensation expense	21.5	24.1	41.4	51.5
Provision for income taxes	76.2	75.0	162.8	156.6
Interest expense, net	103.7	80.7	202.5	158.8
Depreciation and other amortization	41.1	34.9	80.9	68.5
Amortization of purchased intangibles	88.5	87.2	177.1	175.2
Adjusted EBITDA	471.7	431.9	964.3	905.5
Less: Securitization funding costs	30.0	24.6	60.4	48.4
Less: Interest expense on deposits	20.2	11.6	37.4	23.4
Less: Adjusted EBITDA attributable to non-controlling interest	—	3.2	5.5	10.9
Adjusted EBITDA, net	$421.5	$392.5	$861.0	$822.8

Index
Consolidated Results of Operations
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	(In millions, except percentages)
Transaction	$68.9	$86.8	(21)%	$151.3	$180.1	(16)%
Redemption	262.1	218.1	20	540.2	526.3	3
Finance charges, net	882.3	684.0	29	1,690.3	1,363.4	24
Marketing services	469.1	465.4	1	921.1	936.6	(2)
Other revenue	66.4	46.3	43	122.1	95.4	28
Total revenue	1,748.8	1,500.6	17%	3,425.0	3,101.8	10%
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,027.9	896.6	15	2,031.9	1,886.4	8
Provision for loan loss	227.8	155.3	47	399.7	290.3	38
General and administrative	42.9	40.9	5	70.5	71.1	(1)
Depreciation and other amortization	41.1	34.9	18	80.9	68.5	18
Amortization of purchased intangibles	88.5	87.2	1	177.1	175.2	1
Total operating expenses	1,428.2	1,214.9	18%	2,760.1	2,491.5	11%
Operating income	320.6	285.7	12%	664.9	610.3	9%
Interest expense
Securitization funding costs	30.0	24.6	22	60.4	48.4	25
Interest expense on deposits	20.2	11.6	74	37.4	23.4	60
Interest expense on long-term and other debt, net	53.5	44.5	20	104.7	87.0	20
Total interest expense, net	103.7	80.7	28	202.5	158.8	28
Income before income taxes	$216.9	$205.0	6%	$462.4	$451.5	2%
Provision for income taxes	76.2	75.0	2	162.8	156.6	4
Net income	$140.7	$130.0	8%	$299.6	$294.9	2%

Key Operating Metrics:
Credit card statements generated	69.7	59.2	18%	135.3	117.9	15%
Credit sales	$7,098.8	$6,008.6	18%	$13,277.0	$10,968.5	21%
Average credit card and loan receivables	$13,505.3	$10,866.2	24%	$13,521.0	$10,771.8	26%
AIR MILES reward miles issued	1,432.5	1,482.2	(3)%	2,718.7	2,711.1	—%
AIR MILES reward miles redeemed	1,232.2	1,142.1	8%	2,516.1	2,354.8	7%

Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Revenue. Total revenue increased $248.2 million, or 17%, to $1.7 billion for the three months ended June 30, 2016 from $1.5 billion for the three months ended June 30, 2015. The net increase was due to the following:
•	Transaction. Revenue decreased $17.9 million, or 21%, to $68.9 million for the three months ended June 30, 2016 primarily due to other servicing fees charged to our credit cardholders, which decreased $14.4 million due to changes in program fee structures.
•	Redemption. Revenue increased $44.0 million, or 20%, to $262.1 million for the three months ended June 30, 2016 due to a $46.7 million increase related to the timing of short-term loyalty programs in market as compared to the prior year period. Redemption revenue for our coalition loyalty program decreased 2% due to the decline in the Canadian dollar relative to the U.S. dollar.
•	Finance charges, net. Revenue increased $198.3 million, or 29%, to $882.3 million for the three months ended June 30, 2016, which was driven by higher average credit card and loan receivables, which impacted revenue by $193.7 million. The increase in average credit card and loan receivables was a result of a combination of recent credit card portfolio acquisitions and strong cardholder spending.

Index
•	Marketing Services. Revenue increased $3.7 million, or 1%, to $469.1 million for the three months ended June 30, 2016. The increase in revenue was driven by growth in our CRM services and automotive vertical, but offset by weakness in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals.
•	Other revenue. Revenue increased $20.1 million, or 43%, to $66.4 million for the three months ended June 30, 2016 due to additional consulting services provided by Epsilon.
Cost of operations. Cost of operations increased $131.3 million, or 15%, to $1,027.9 million for the three months ended June 30, 2016 as compared to $896.6 million for the three months ended June 30, 2015. The increase was due to the following:
•	Within the LoyaltyOne segment, cost of operations increased $37.4 million primarily due to growth in our short-term loyalty programs, which increased cost of redemptions and payroll and benefits by $29.0 million and $4.1 million, respectively.
•	Within the Epsilon segment, cost of operations increased $31.8 million due to a $24.4 million increase in payroll and benefit expenses, driven by duplicative cost in our India operations and severance costs, as well as an increase in our direct processing costs associated with the increase in revenue.
•	Within the Card Services segment, cost of operations increased by $63.6 million. Payroll and benefit expenses increased $20.4 million due to an increase in the number of associates to support growth, and marketing expenses increased $9.8 million due to growth in credit sales. Other operating expenses increased $33.4 million as a result of higher data processing expenses and credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.
Provision for loan loss. Provision for loan loss increased $72.5 million, or 47%, to $227.8 million for the three months ended June 30, 2016 as compared to $155.3 million for the three months ended June 30, 2015. The increase in the provision for loan loss was driven by higher ending credit card and loan receivables as well as an increase in losses.
General and administrative. General and administrative expenses increased $2.0 million, or 5%, to $42.9 million for the three months ended June 30, 2016 as compared to $40.9 million for the three months ended June 30, 2015, due to an increase in payroll and benefit expenses.
Depreciation and other amortization. Depreciation and other amortization increased $6.2 million, or 18%, to $41.1 million for the three months ended June 30, 2016, as compared to $34.9 million for the three months ended June 30, 2015, due to additional assets placed into service from recent capital expenditures.
Amortization of purchased intangibles. Amortization of purchased intangibles increased $1.3 million, or 1%, to $88.5 million for the three months ended June 30, 2016 as compared to $87.2 million for the three months ended June 30, 2015. The increase is driven by additional amortization associated with the intangible assets from recent portfolio acquisitions.
Interest expense, net. Total interest expense, net increased $23.0 million, or 28%, to $103.7 million for the three months ended June 30, 2016 as compared to $80.7 million for the three months ended June 30, 2015. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $5.4 million due to higher average borrowings with comparable average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $8.6 million due to higher average borrowings and higher average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $9.0 million due to a $4.4 million increase related to the €300.0 million senior notes due 2023 issued in November 2015 and a $4.8 million increase related to the credit facility due to higher average balances resulting from the incremental term loan borrowings and higher average interest rates due to the increase in the LIBOR rate.
Taxes. Income tax expense increased $1.2 million to $76.2 million for the three months ended June 30, 2016 from $75.0 million for the three months ended June 30, 2015 due to an increase in taxable income, offset by a decline in the effective tax rate. The effective tax rate for the three months ended June 30, 2016 improved to 35.1% as compared to 36.6% for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 reflects a favorable mix of earnings between jurisdictions and a benefit related to U.S. taxes on certain foreign earnings.

Index
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Revenue. Total revenue increased $323.2 million, or 10%, to $3.4 billion for the six months ended June 30, 2016 from $3.1 billion for the six months ended June 30, 2015. The net increase was due to the following:
•	Transaction. Revenue decreased $28.8 million, or 16%, to $151.3 million for the six months ended June 30, 2016 primarily due to other servicing fees charged to our credit cardholders, which decreased $29.1 million due to changes in program fee structures.
•	Redemption. Revenue increased $13.9 million, or 3%, to $540.2 million for the six months ended June 30, 2016 due to a $25.1 million increase related to the timing of short-term loyalty programs in market as compared to the prior year period. This increase was offset in part by an $11.2 million decrease in revenue related to our coalition loyalty program due to the decline in the Canadian dollar relative to the U.S. dollar.
•	Finance charges, net. Revenue increased $326.9 million, or 24%, to $1.7 billion for the six months ended June 30, 2016. This increase was driven by an increase in average credit card and loan receivables, which increased revenue $375.7 million through a combination of recent credit card portfolio acquisitions and strong cardholder spending. This increase was offset in part by an approximate 70 basis point decline in yield due to the onboarding of new programs and program changes.
•	Marketing Services. Revenue decreased $15.5 million, or 2%, to $921.1 million for the six months ended June 30, 2016. The decrease in revenue was driven by weakness in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals.
•	Other revenue. Revenue increased $26.7 million, or 28%, to $122.1 million for the six months ended June 30, 2016 due to additional consulting services provided by Epsilon.
Cost of operations. Cost of operations increased $145.5 million, or 8%, to $2.0 billion for the six months ended June 30, 2016 as compared to $1.9 billion for the six months ended June 30, 2015. The increase was due to the following:
•	Within the LoyaltyOne segment, cost of operations increased $1.9 million due to an increase in cost of redemptions associated with the increase in redemption revenue. This increase was offset in part by the decline in the Canadian dollar relative to the U.S. dollar.
•	Within the Epsilon segment, cost of operations increased $36.3 million due to a $31.2 million increase in payroll and benefit expenses.
•	Within the Card Services segment, cost of operations increased by $109.6 million. Payroll and benefit expenses increased $32.7 million due to an increase in the number of associates to support growth, and marketing expenses increased $11.0 million due to growth in credit sales. Other operating expenses increased $65.9 million as a result of higher data processing expenses and credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.
Provision for loan loss. Provision for loan loss increased $109.4 million, or 38%, to $399.7 million for the six months ended June 30, 2016 as compared to $290.3 million for the six months ended June 30, 2015. The increase in the provision for loan loss was driven by higher ending credit card and loan receivables as well as an increase in losses.
General and administrative. General and administrative expenses decreased slightly to $70.5 million for the six months ended June 30, 2016 as compared to $71.1 million for the six months ended June 30, 2015. The decrease was driven by lower payroll and benefit expenses, offset in part by net foreign currency exchange gains recognized in the six months ended June 30, 2015 related to the settlement of the contingent liability associated with the BrandLoyalty acquisition.
Depreciation and other amortization. Depreciation and other amortization increased $12.4 million, or 18%, to $80.9 million for the six months ended June 30, 2016, as compared to $68.5 million for the six months ended June 30, 2015, due to additional assets placed into service from recent capital expenditures.

Index
Amortization of purchased intangibles. Amortization of purchased intangibles increased $1.9 million, or 1%, to $177.1 million for the six months ended June 30, 2016 as compared to $175.2 million for the six months ended June 30, 2015. The increase is driven by additional amortization associated with the intangible assets from recent portfolio acquisitions.
Interest expense, net. Total interest expense, net increased $43.7 million, or 28%, to $202.5 million for the six months ended June 30, 2016 as compared to $158.8 million for the six months ended June 30, 2015. The increase was due to the following:
•	Securitization funding costs. Securitization funding costs increased $12.0 million due to higher average borrowings with comparable average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $14.0 million due to higher average borrowings and higher average interest rates.
•	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $17.7 million due to a $8.7 million increase related to the €300.0 million senior notes due 2023 issued in November 2015 and a $9.7 million increase related to the credit facility due to higher average balances resulting from the incremental term loan borrowings and borrowings on our revolving line of credit, as well as higher average interest rates due to the increase in the LIBOR rate.
Taxes. Income tax expense increased $6.2 million to $162.8 million for the six months ended June 30, 2016 from $156.6 million for the six months ended June 30, 2015 due to a higher effective tax rate. In 2015, the effective tax rate was positively impacted by both a favorable state tax ruling and a lapse in an applicable statute of limitations.
Segment Revenue and Adjusted EBITDA, net
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenue:	(In millions, except percentages)
LoyaltyOne	$352.3	$301.7	17%	$706.9	$689.6	3%
Epsilon	518.8	495.2	5	1,012.1	1,000.1	1
Card Services	885.8	710.4	25	1,721.3	1,425.1	21
Corporate/Other	0.1	—	nm	0.2	0.1	nm
Eliminations	(8.2)	(6.7)	nm	(15.5)	(13.1)	nm
Total	$1,748.8	$1,500.6	17%	$3,425.0	$3,101.8	10%
Adjusted EBITDA, net (1):
LoyaltyOne	$79.3	$63.1	26%	$153.0	$132.7	15%
Epsilon	102.6	112.6	(9)	183.4	216.2	(15)
Card Services	276.4	251.4	10	583.9	533.2	10
Corporate/Other	(36.8)	(34.6)	6	(59.3)	(59.3)	—
Total	$421.5	$392.5	7%	$861.0	$822.8	5%

(1)	Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization and amortization of purchased intangibles, less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see "Use of Non-GAAP Financial Measures" included in this report.
nm – not meaningful.

Index
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Revenue. Total revenue increased $248.2 million, or 17%, to $1.7 billion for the three months ended June 30, 2016 from $1.5 billion for the three months ended June 30, 2015. The increase was due to the following:
•	LoyaltyOne. Revenue increased $50.6 million, or 17%, to $352.3 million for the three months ended June 30, 2016 due to a $47.6 million increase related to the timing of short-term loyalty programs in market during the three months ended June 30, 2016 as compared to the prior year period.
•	Epsilon. Revenue increased $23.6 million, or 5%, to $518.8 million for the three months ended June 30, 2016 due to a $46.4 million increase in digital and technology platforms revenue, driven by strength in our CRM services and automotive vertical. This increase was offset in part by a $22.8 million decrease in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals.
•	Card Services. Revenue increased $175.4 million, or 25%, to $885.8 million for the three months ended June 30, 2016, driven by a $198.3 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Servicing fees declined $22.8 million due to increased profit sharing and royalty payments associated with the signing of new clients and changes in program fee structures.
Adjusted EBITDA, net. Adjusted EBITDA, net increased $29.0 million, or 7%, to $421.5 million for the three months ended June 30, 2016 from $392.5 million for the three months ended June 30, 2015. The net increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net increased $16.2 million, or 26%, to $79.3 million for the three months ended June 30, 2016 due to the increase in revenue discussed above, coupled with margin expansion with growth in our short-term loyalty programs.
•	Epsilon. Adjusted EBITDA, net decreased $10.0 million, or 9%, to $102.6 million for the three months ended June 30, 2016, as the increase in revenue noted above was offset by an increase in payroll and benefit costs associated with duplicative cost in our India operations and severance costs.
•	Card Services. Adjusted EBITDA, net increased $25.0 million, or 10%, to $276.4 million for the three months ended June 30, 2016. Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net decreased $2.2 million to a loss of $36.8 million for the three months ended June 30, 2016 due to an increase in payroll and benefit expenses.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Revenue. Total revenue increased $323.2 million, or 10%, to $3.4 billion for the six months ended June 30, 2016 from $3.1 billion for the six months ended June 30, 2015. The increase was due to the following:
•	LoyaltyOne. Revenue increased $17.3 million, or 3%, to $706.9 million for the six months ended June 30, 2016 due to a $25.1 million increase related to the timing of short-term loyalty programs in market during the six months ended June 30, 2016 as compared to the prior year period. This increase was offset in part by a decrease in revenue related to our coalition loyalty program due to the decline in the Canadian dollar relative to the U.S. dollar.
•	Epsilon. Revenue increased $12.0 million, or 1%, to $1.0 billion for the six months ended June 30, 2016 due to a $74.2 million increase in digital and technology platforms revenue, driven by strength in CRM services as well as strength in our automotive platforms. This increase was offset in part by a $62.2 million decrease in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals.
•	Card Services. Revenue increased $296.2 million, or 21%, to $1.7 billion for the six months ended June 30, 2016, driven by a $326.9 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Servicing fees declined $30.3 million due to increased profit sharing and royalty payments associated with the signing of new clients and changes in program fee structures.

Index
Adjusted EBITDA, net. Adjusted EBITDA, net increased $38.2 million, or 5%, to $861.0 million for the six months ended June 30, 2016 from $822.8 million for the six months ended June 30, 2015. The net increase was due to the following:
•	LoyaltyOne. Adjusted EBITDA, net increased $20.3 million, or 15%, to $153.0 million for the six months ended June 30, 2016 due to the increase in revenue discussed above. Additionally, adjusted EBITDA margins expanded in the current year period as a result of strong cost controls and lower product procurement costs. These increases were offset in part by the decline in the Canadian dollar relative to the U.S. dollar, which resulted in an $8.2 million decrease in adjusted EBITDA, net.
•	Epsilon. Adjusted EBITDA, net decreased $32.8 million, or 15%, to $183.4 million for the six months ended June 30, 2016, primarily due to an increase in payroll costs in the current year period.
•	Card Services. Adjusted EBITDA, net increased $50.7 million, or 10%, to $583.9 million for the six months ended June 30, 2016. Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from the increase in credit card and loan receivables.
•	Corporate/Other. Adjusted EBITDA, net was constant at a loss of $59.3 million for the six months ended June 30, 2016 as compared to the prior year period.
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
The following table presents the delinquency trends of our credit card and loan receivables portfolio:
	June 30, 2016	% of Total	December 31, 2015	% of Total
	(In millions, except percentages)
Receivables outstanding – principal	$13,326.4	100.0%	$13,196.4	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	203.9	1.5%	178.5	1.4%
61 to 90 days	145.5	1.1	124.1	0.9
91 or more days	262.7	2.0	257.0	1.9
Total	$612.1	4.6%	$559.6	4.2%
Net Charge-Offs. Our net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except percentages)
Average credit card receivables	$13,505.3	$10,866.2	$13,521.0	$10,771.8
Net charge-offs of principal receivables	172.4	121.7	348.8	241.6
Net charge-offs as a percentage of average credit card receivables	5.1%	4.5%	5.2%	4.5%
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
Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. As of June 30, 2016, Comenity Bank's Common Equity Tier 1 capital ratio was 14.8%, Tier 1 capital ratio was 14.8%, total capital ratio was 16.1% and leverage ratio was 13.7%. As of June 30, 2016, Comenity Capital Bank's Common Equity Tier 1 capital ratio was 13.0%, Tier 1 capital ratio was 13.0%, total capital ratio was 14.3% and leverage ratio was 12.6%. Comenity Bank and Comenity Capital Bank are considered well capitalized.
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
Cash Flow Activity
Operating Activities. We generated cash flow from operating activities of $731.1 million and $563.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase in operating cash flows of $167.3 million during the six months ended June 30, 2016 as compared to the prior year period was due to an increase of non-cash charges to income, such as the increase in the provision for loan loss, offset in part by an increase in cash used in working capital, due primarily to an increase in trade receivables during the current year period. Additionally, the settlement of the contingent liability associated with the BrandLoyalty acquisition in February 2015 negatively impacted our operating cash flow in the prior year period.
Investing Activities. Cash used in investing activities was $1,168.8 million and $339.3 million for the six months ended June 30, 2016 and 2015, respectively. Significant components of investing activities are as follows:
•	Credit card and loan receivables, net. Cash decreased $352.6 million and $272.1 million for the six months ended June 30, 2016 and 2015, respectively, due to the growth in credit card and loan receivables and strong cardholder spending in both periods.

Index
•	Purchase of credit card portfolios. During the six months ended June 30, 2016, we paid approximately $749.1 million to acquire three private label credit card portfolios.
•	Proceeds from the sale of credit card portfolios. During the six months ended June 30, 2016, we sold a credit card portfolio resulting in proceeds of approximately $5.9 million. During the six months ended June 30, 2015, we sold a credit card portfolio resulting in proceeds of approximately $26.9 million.
•	Maturities of other investments. During the six months ended June 30, 2016, we received proceeds of $25.1 million from the maturity of a U.S. Treasury bond.
Financing Activities. Cash provided by financing activities was $580.3 million for the six months ended June 30, 2016, compared to cash used in financing activities of $463.1 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, the primary sources of cash were net borrowings under our debt agreements, including the asset-backed conduit facilities. These sources were partially offset by uses of $522.6 million to acquire treasury shares and $360.7 million to acquire the remaining 30% ownership interest in BrandLoyalty. For the six months ended June 30, 2015, the primary uses of cash were $676.7 million to acquire treasury shares, $205.9 million to settle the BrandLoyalty contingent liability and $87.4 million to acquire an additional 10% ownership interest in BrandLoyalty in February 2015.
Debt
Long-term and Other Debt
During the six months ended June 30, 2016, we extended the maturity of certain term loans with principal amount of $200.0 million from September 2016 to September 2017. In addition, we exercised the accordion feature to borrow incremental term loans in the aggregate principal amount of $277.5 million and increased the commitments under our revolving line of credit by $22.5 million. These borrowings bear interest at the same rates as, and are generally subject to the same terms as, the 2013 credit facility.
As of June 30, 2016, we had $695.0 million outstanding under our credit facility and total availability of $627.5 million. Our total leverage ratio, as defined in our credit agreement, was 2.9 to 1 at June 30, 2016, as compared to the maximum covenant ratio of 3.5 to 1.
In June 2016, BrandLoyalty amended its credit agreement. The BrandLoyalty credit agreement, as amended, provides for €190.0 million in term loans and extends the maturity of the €62.5 million committed revolving line of credit and €62.5 million uncommitted revolving line of credit. The credit agreement matures on June 10, 2020, with reductions in commitments for each of the revolving lines of credit of €25.0 million in August 2018. As of June 30, 2016, the amount outstanding under the revolving lines of credit is €95.8 million ($106.4 million).
As of June 30, 2016, we were in compliance with our debt covenants.
Deposits
We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.
As of June 30, 2016, we had $1.8 billion in money market deposits outstanding with interest rates ranging from 0.47% to 1.90%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.
As of June 30, 2016, we had $5.0 billion in certificates of deposit outstanding with interest rates ranging from 0.49% to 2.80% and maturities ranging from July 2016 to November 2021. Certificate of deposit borrowings are subject to regulatory capital requirements.

Index
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
As of June 30, 2016, the WFN Trusts and the WFC Trust had approximately $9.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.
At June 30, 2016, we had $6.0 billion of non-recourse borrowings of consolidated securitization entities, of which $2.1 billion is due within the next 12 months. As of June 30, 2016, total capacity under the conduit facilities was $3.0 billion, of which $2.7 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.
In July 2016, Master Trust I issued $866.7 million of asset-backed term notes, which mature in June 2021. The offering consisted of $650.0 million of Class A notes with a fixed interest rate of 2.03% per year, $32.5 million of Class M notes with a fixed interest rate of 2.33% per year and $184.2 million of notes which were retained by us and eliminated from the unaudited condensed consolidated balance sheets.
The following table shows the maturities of borrowing commitments as of June 30, 2016 for the WFN Trusts and the WFC Trust by year:
	2016	2017	2018	2019	2020 and Thereafter	Total
	(In millions)
Term notes	$100.0	$950.0	$991.0	$802.2	$475.0	$3,318.2
Conduit facilities (1)	—	2,950.0	—	—	—	2,950.0
Total (2)	$100.0	$3,900.0	$991.0	$802.2	$475.0	$6,268.2

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $2.0 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.
See Note 8, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.
Stock Repurchase Programs
We have authorization to repurchase up to $1.0 billion of our outstanding common stock through December 31, 2016 under our stock repurchase program. During the six months ended June 30, 2016, we repurchased approximately 2.5 million shares of our common stock for an aggregate amount of $523.4 million.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Caution Regarding Forward-Looking Statements
This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as "believe," "expect," "anticipate," "estimate," "intend," "project," "plan," "likely," "may," "should" or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:
•	loss of, or reduction in demand for services from, significant clients;
•	increased redemptions by AIR MILES Reward Program collectors;
•	increases in the cost of doing business, including market interest rates;
•	loss of active AIR MILES Reward Program collectors;
•	disruptions in the airline or travel industries;
•	failure to identify or successfully integrate business acquisitions;
•	increases in net charge-offs in credit card and loan receivables;
•	inability to access the asset-backed securitization funding market;
•	unfavorable fluctuations in foreign currency exchange rates;
•	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
•	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
•	failure to maintain exemption from regulation under the Bank Holding Company Act;
•	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
•	loss of consumer information due to compromised physical or cyber security; and
•
those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of our Form 10-Q for the quarter ended March 31, 2016 and this Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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
There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2016:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(Dollars in millions)
During 2016:
April 1-30	143,098	$209.70	139,453	$557.0
May 1-31	189,572	206.58	185,000	518.8
June 1-30	204,370	209.73	200,800	476.6
Total	537,040	$208.61	525,253	$476.6

(1)	During the period represented by the table, 11,787 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	On January 1, 2016, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of our outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion. Both authorizations are subject to any restrictions pursuant to the terms of our credit agreements, indentures, applicable securities laws or otherwise.
Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.	Other Information.
(a)	None
(b)	None

Index
Item 6.	Exhibits.
(a) Exhibits:
EXHIBIT INDEX
			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(a)	Incremental Term Loan Extension Request, dated as of April 15, 2016, by and among Alliance Data Systems Corporation, Wells Fargo Bank, N.A., as Administrative Agent, and Bank of America, N.A.	8-K	10.1	4/21/16

10.2	(b) (c) (d)	Second Amended and Restated Service Agreement, dated as of May 10, 2016, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/16/16

10.3	(a)	Amendment and Restatement Agreement, dated as of June 9, 2016, including Amended and Restated Facilities Agreement, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank AG, Amsterdam Branch (as Arranger), ING Bank N.V. (as Arranger, Agent and Security Agent), Coöperatieve Rabobank U.A. (as Arranger) and NIBC Bank N.V. (as Arranger).	8-K	10.1	6/15/16

*+10.4	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.

10.5	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.6	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.7	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.8	(b) (c) (d)	Series 2016-A Indenture Supplement, dated as of July 27, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/28/16

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Index
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)
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
Date: August 8, 2016
By:	/s/ Charles L. Horn
Charles L. Horn
Executive Vice President and Chief Financial Officer
Date: August 8, 2016