Form 10-Q
period 2016-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2016-11-07
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 26, 2016, 57,759,199 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$1,500.5	$1,168.0
Trade receivables, less allowance for doubtful accounts ($7.3 and $4.0 at September 30, 2016 and December 31, 2015, respectively)	687.0	706.5
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	9,928.1	10,592.4
Other credit card and loan receivables	4,687.7	3,207.1
Total credit card and loan receivables	14,615.8	13,799.5
Allowance for loan loss	(874.4)	(741.6)
Credit card and loan receivables, net	13,741.4	13,057.9
Credit card and loan receivables held for sale	525.1	95.5
Deferred tax asset, net	—	288.1
Inventories, net	278.0	228.0
Other current assets	441.1	249.8
Redemption settlement assets, restricted	428.7	456.6
Total current assets	17,601.8	16,250.4
Property and equipment, net	583.4	576.7
Deferred tax asset, net	4.6	0.6
Intangible assets, net	1,077.0	1,203.7
Goodwill	3,837.8	3,814.1
Other non-current assets	535.2	504.4
Total assets	$23,639.8	$22,349.9
LIABILITIES AND EQUITY
Accounts payable	$429.7	$442.4
Accrued expenses	344.9	566.5
Current portion of deposits	3,911.6	2,980.3
Current portion of non-recourse borrowings of consolidated securitization entities	1,324.1	1,049.3
Current portion of long-term and other debt	421.7	369.4
Other current liabilities	379.4	294.5
Deferred revenue	628.8	699.0
Deferred tax liability, net	—	1.7
Total current liabilities	7,440.2	6,403.1
Deferred revenue	147.1	145.9
Deferred tax liability, net	294.9	631.5
Deposits	3,702.4	2,625.6
Non-recourse borrowings of consolidated securitization entities	4,575.2	5,433.4
Long-term and other debt	5,404.3	4,648.0
Other liabilities	291.9	285.0
Total liabilities	21,856.0	20,172.5
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	—	167.4
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.4 shares and 112.1 shares at September 30, 2016 and December 31, 2015, respectively	1.1	1.1
Additional paid-in capital	3,019.2	2,981.0
Treasury stock, at cost, 54.6 shares and 51.3 shares at September 30, 2016 and December 31, 2015, respectively	(4,620.1)	(3,927.3)
Retained earnings	3,514.2	3,092.5
Accumulated other comprehensive loss	(130.6)	(137.3)
Total stockholders’ equity	1,783.8	2,010.0
Total liabilities and equity	$23,639.8	$22,349.9

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Revenues
Transaction	$72.4	$83.1	$223.8	$263.2
Redemption	296.3	220.9	836.6	747.2
Finance charges, net	954.9	737.9	2,645.2	2,101.4
Marketing services	516.3	499.0	1,437.4	1,435.5
Other revenue	45.7	48.2	167.5	143.6
Total revenue	1,885.6	1,589.1	5,310.5	4,690.9
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,045.6	901.0	3,077.6	2,787.5
Provision for loan loss	251.3	171.7	651.0	461.9
General and administrative	41.0	40.9	111.4	112.0
Regulatory settlement	—	64.6	—	64.6
Depreciation and other amortization	42.6	36.5	123.5	105.0
Amortization of purchased intangibles	84.1	86.9	261.2	262.1
Total operating expenses	1,464.6	1,301.6	4,224.7	3,793.1
Operating income	421.0	287.5	1,085.8	897.8
Interest expense
Securitization funding costs	31.1	23.1	91.5	71.5
Interest expense on deposits	22.6	13.7	60.0	37.1
Interest expense on long-term and other debt, net	54.6	45.3	159.3	132.2
Total interest expense, net	108.3	82.1	310.8	240.8
Income before income taxes	$312.7	$205.4	$775.0	$657.0
Provision for income taxes	105.2	75.0	268.0	231.7
Net income	$207.5	$130.4	$507.0	$425.3
Less: Net income attributable to non-controlling interest	—	2.0	1.8	3.0
Net income attributable to common stockholders	$207.5	$128.4	$505.2	$422.3

Net income attributable to common stockholders per share:
Basic (Note 2)	$3.56	$2.09	$7.15	$6.55
Diluted (Note 2)	$3.55	$2.08	$7.12	$6.51

Weighted average shares:
Basic (Note 2)	58.3	61.4	59.0	62.1
Diluted (Note 2)	58.4	61.8	59.2	62.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)

Net income	$207.5	$130.4	$507.0	$425.3

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	0.2	1.1	5.3	(0.5)
Tax benefit (expense)	—	(0.7)	(1.4)	(0.6)
Unrealized gain (loss) on securities available-for-sale, net of tax	0.2	0.4	3.9	(1.1)

Unrealized gain (loss) on cash flow hedges	(0.8)	1.9	(2.6)	(1.9)
Tax benefit (expense)	0.2	(0.4)	0.7	0.5
Unrealized gain (loss) on cash flow hedges, net of tax	(0.6)	1.5	(1.9)	(1.4)

Unrealized loss on net investment hedge	(4.1)	—	(11.4)	—
Tax benefit (expense)	—	—	—	—
Unrealized loss on net investment hedge, net of tax	(4.1)	—	(11.4)	—

Foreign currency translation adjustments	5.1	4.6	16.1	(39.9)

Other comprehensive income (loss), net of tax	0.6	6.5	6.7	(42.4)

Total comprehensive income, net of tax	$208.1	$136.9	$513.7	$382.9
Less: Comprehensive income attributable to non-controlling interest	—	2.4	1.2	3.4
Comprehensive income attributable to common stockholders	$208.1	$134.5	$512.5	$379.5

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2016	2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$507.0	$425.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384.7	367.1
Deferred income taxes	(57.0)	(62.8)
Provision for loan loss	651.0	461.9
Non-cash stock compensation	59.5	73.3
Amortization of deferred financing costs	25.3	23.5
Change in deferred revenue	(114.1)	(34.2)
Change in contingent liability	—	(99.6)
Change in other operating assets and liabilities, net of acquisitions	(238.0)	(83.0)
Originations of credit card and loan receivables held for sale	(5,182.7)	(4,569.8)
Sales of credit card and loan receivables held for sale	5,186.6	4,556.3
Other	106.7	(26.8)
Net cash provided by operating activities	1,329.0	1,031.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	55.4	(16.4)
Change in cash collateral, restricted	2.3	18.0
Change in restricted cash	(126.8)	(0.4)
Change in credit card and loan receivables	(1,048.8)	(913.8)
Purchase of credit card portfolios	(903.4)	—
Proceeds from sale of credit card portfolios	5.9	26.9
Payments for acquired businesses, net of cash	—	(45.4)
Capital expenditures	(158.3)	(140.1)
Purchases of other investments	(13.6)	(38.8)
Maturities/sales of other investments	38.6	8.0
Other	(2.9)	(1.0)
Net cash used in investing activities	(2,151.6)	(1,103.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	3,086.5	2,426.4
Repayments of borrowings	(2,305.0)	(1,528.9)
Payment of acquisition-related contingent consideration	—	(205.9)
Acquisition of non-controlling interest	(360.7)	(87.4)
Issuances of deposits	3,727.5	2,191.9
Repayments of deposits	(1,714.4)	(1,743.0)
Non-recourse borrowings of consolidated securitization entities	2,567.5	2,570.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(3,150.0)	(2,788.8)
Payment of deferred financing costs	(20.7)	(16.4)
Purchase of treasury shares	(692.8)	(856.9)
Other	12.7	31.8
Net cash provided by (used in) financing activities	1,150.6	(7.2)
Effect of exchange rate changes on cash and cash equivalents	4.5	(20.9)
Change in cash and cash equivalents	332.5	(99.9)
Cash and cash equivalents at beginning of period	1,168.0	1,077.2
Cash and cash equivalents at end of period	$1,500.5	$977.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$287.2	$223.7
Income taxes paid, net	$342.7	$225.9

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities (“VIEs”), the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that equity investments be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. Additionally, ASU 2016-01 requires entities that elect the fair value option for financial liabilities to recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Finally, entities must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2016-01 will have on its consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is evaluating the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies certain aspects of share-based transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2016-09 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to utilize a financial instrument impairment model that is based on expected losses over the life of the exposure rather than a model based on an incurred loss approach to establish an allowance. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, ASU 2016-13 modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The Company is evaluating the impact that adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2016-15 will have on its consolidated financial statements.

Recently Adopted Accounting Standards

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which amended the consolidation requirements in Accounting Standards Codification (“ASC”) 810, “Consolidation.” ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with retrospective or modified retrospective application allowed. The Company adopted this standard as of January 1, 2016 with modified retrospective application. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Subsequently, in August 2015, the FASB issued ASU 2015-15, “Imputation of Interest,” which adds SEC staff guidance on the presentation of debt issuance costs related to line-of-credit arrangements, allowing for the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company maintained the deferral and presentation of these line-of-credit debt issuance costs as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with retrospective application required. The Company adopted this standard as of January 1, 2016 with retrospective application. Under ASU 2015-03 and ASU 2015-15, unamortized debt issuance costs of $72.0 million were reclassified from other non-current assets to a reduction of debt as of December 31, 2015 in the consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license and is effective for interim and annual reporting periods beginning after December 15, 2015, with retrospective or prospective application allowed. The Company adopted this standard as of January 1, 2016 with prospective application. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016, with retrospective or prospective application allowed and early adoption permitted. The Company’s prospective adoption of this standard resulted in a reduction in current deferred tax assets of $288.1 million, a reduction in current deferred tax liabilities of $1.7 million, an increase in non-current deferred tax assets of $0.2 million and a reduction in non-current deferred tax liabilities of $286.2 million as of January 1, 2016. Prior period amounts were not restated.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions except per share amounts)
Numerator:
Net income attributable to common stockholders	$207.5	$128.4	$505.2	$422.3
Less: Accretion of redeemable non-controlling interest	—	—	83.5	15.2
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$207.5	$128.4	$421.7	$407.1

Denominator:
Weighted average shares, basic	58.3	61.4	59.0	62.1
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.1	0.4	0.2	0.5
Denominator for diluted calculation	58.4	61.8	59.2	62.6

Net income attributable to common stockholders per share:
Basic	$3.56	$2.09	$7.15	$6.55
Diluted	$3.55	$2.08	$7.12	$6.51

See Note 12, “Redeemable Non-Controlling Interest,” for additional information regarding accretion of the redeemable non-controlling interest.

For each of the three and nine months ended September 30, 2016, approximately 0.2 million restricted stock units were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the calculation of weighted average dilutive common shares for each of the three months and nine months ended September 30, 2015.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	September 30,	December 31,
	2016	2015
	(In millions)
Principal receivables	$13,898.1	$13,196.4
Billed and accrued finance charges	651.5	537.8
Other credit card receivables	66.2	65.3
Total credit card and loan receivables	14,615.8	13,799.5
Less: Credit card receivables – restricted for securitization investors	9,928.1	10,592.4
Other credit card and loan receivables	$4,687.7	$3,207.1

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

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Balance at beginning of period	$782.6	$623.3	$741.6	$570.2
Provision for loan loss	251.3	171.7	651.0	461.9
Allowance associated with credit card and loan receivables transferred to held for sale	—	—	(15.0)	—
Change in estimate for uncollectible unpaid interest and fees	5.0	—	10.0	4.5
Recoveries	73.6	48.8	183.5	129.6
Principal charge-offs	(238.1)	(172.6)	(696.7)	(495.0)
Balance at end of period	$874.4	$671.2	$874.4	$671.2

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $126.4 million and $88.9 million for the three months ended September 30, 2016 and 2015, respectively, and $355.2 million and $258.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	September 30,	% of	December 31,	% of
	2016	Total	2015	Total
	(In millions, except percentages)
Receivables outstanding - principal	$13,898.1	100.0%	$13,196.4	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	226.1	1.6%	178.5	1.4%
61 to 90 days	156.9	1.1	124.1	0.9
91 or more days	315.5	2.3	257.0	1.9
Total	$698.5	5.0%	$559.6	4.2%

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company had $204.4 million and $169.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $46.3 million and $36.7 million, respectively, as of September 30, 2016 and December 31, 2015. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both September 30, 2016 and December 31, 2015.

The average recorded investment in impaired credit card receivables was $196.1 million and $149.2 million for the three months ended September 30, 2016 and 2015, respectively, and $185.8 million and $141.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $4.8 million and $3.8 million for the three months ended September 30, 2016 and 2015, respectively, and $13.9 million and $10.7 million for the nine months ended September 30, 2016 and 2015, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	53,041	$63.8	$63.7	151,069	$180.9	$180.7

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	44,955	$48.1	$48.0	120,074	$129.8	$129.7

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	27,606	$31.3	75,828	$84.1

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	20,212	$21.4	55,940	$58.0

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of September 30, 2016 and 2015, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	September 30, 2016
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	6.2	28.6%	$3,539.0	25.5%
13-24 Months	3.7	17.2	2,468.0	17.8
25-36 Months	2.4	11.1	1,730.8	12.4
37-48 Months	1.7	7.9	1,214.9	8.7
49-60 Months	1.2	5.7	870.3	6.3
Over 60 Months	6.3	29.5	4,075.1	29.3
Total	21.5	100.0%	$13,898.1	100.0%

	September 30, 2015
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	5.9	29.8%	$2,994.1	26.5%
13-24 Months	3.0	15.3	1,783.8	15.8
25-36 Months	2.1	10.6	1,266.6	11.2
37-48 Months	1.5	7.6	917.3	8.1
49-60 Months	1.1	5.6	676.0	6.0
Over 60 Months	6.1	31.1	3,660.1	32.4
Total	19.7	100.0%	$11,297.9	100.0%

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card and loan receivables by obligor credit quality as of September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$220.6	1.6%	$176.4	1.6%
27.1% and higher	1,072.5	7.7	607.9	5.4
17.1% - 27.0%	691.1	5.0	944.3	8.3
12.6% - 17.0%	741.9	5.3	1,140.0	10.1
3.7% - 12.5%	5,097.3	36.7	4,413.4	39.1
1.9% - 3.6%	3,006.3	21.6	2,405.3	21.3
Lower than 1.9%	3,068.4	22.1	1,610.6	14.2
Total	$13,898.1	100.0%	$11,297.9	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $59.3 million and $61.5 million at September 30, 2016 and December 31, 2015, respectively, and are included in credit card and loan receivables held for sale in the Company’s unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

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

During the nine months ended September 30, 2016 and 2015, the Company purchased $259.2 million and $227.7 million, respectively, of loan receivables under these agreements.

The total outstanding balance of these loan receivables was $251.8 million and $222.6 million as of September 30, 2016 and December 31, 2015, respectively, and was included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $465.8 million and $34.0 million as of September 30, 2016 and December 31, 2015, respectively. In the first quarter of 2016, the Company transferred two credit card portfolios totaling approximately $415.3 million into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $15.0 million, which approximates the lower of cost or fair value and which will be the measurement basis until the sale of the portfolios. In June 2016, the Company sold one credit card portfolio previously classified as held for sale for cash proceeds of $5.9 million and recognized a $0.5 million loss on the transaction.

Portfolio Acquisitions

During the nine months ended September 30, 2016, the Company acquired the credit card portfolios below.

•

In January 2016, the Company acquired a private label credit card portfolio for cash consideration of $520.3 million, which consisted of approximately $468.3 million of credit card receivables and $52.0 million of intangible assets.

•

In March 2016, the Company acquired a private label credit card portfolio for cash consideration of $211.3 million, which consisted of approximately $196.2 million of credit card receivables and $15.1 million of intangible assets.

•

In March 2016, the Company acquired a private label credit card portfolio for cash consideration of $17.5 million, which consisted of approximately $17.5 million of credit card receivables and a de minimis amount of intangible assets.

•

In September 2016, the Company acquired a co-brand credit card portfolio for initial cash consideration of $154.3 million, which consists of approximately $141.1 million of credit card receivables, $20.6 million of intangible assets and a rewards liability of $7.4 million, all of which remain subject to customary purchase price adjustments.

In October 2016, the Company acquired a private label credit card portfolio for initial cash consideration of $107.8 million, subject to customary purchase price adjustments.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30,	December 31,
	2016	2015
	(In millions)
Total credit card receivables – restricted for securitization investors	$9,928.1	$10,592.4
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$222.2	$198.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Net charge-offs of securitized principal	$134.6	$94.1	$423.7	$290.6

4. INVENTORIES, NET

Inventories, net of $278.0 million and $228.0 million at September 30, 2016 and December 31, 2015, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost or market and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

5. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	September 30, 2016				December 31, 2015
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$120.7	$1.8	$(0.2)	$122.3	$121.5	$0.4	$(1.7)	$120.2
U.S. Treasury bonds	75.0	0.8	—	75.8	100.1	0.2	(0.1)	100.2
Total	$195.7	$2.6	$(0.2)	$198.1	$221.6	$0.6	$(1.8)	$220.4

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$15.9	$(0.1)	$12.9	$(0.1)	$28.8	$(0.2)
Total	$15.9	$(0.1)	$12.9	$(0.1)	$28.8	$(0.2)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$40.8	$(0.7)	$34.6	$(1.0)	$75.4	$(1.7)
U.S. Treasury bonds	50.0	(0.1)	—	—	50.0	(0.1)
Total	$90.8	$(0.8)	$34.6	$(1.0)	$125.4	$(1.8)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at September 30, 2016 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$31.9	$31.9
Due after one year through five years	50.0	50.8
Due after five years through ten years	3.6	3.7
Due after ten years	110.2	111.7
Total	$195.7	$198.1

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of September 30, 2016, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2016 and 2015.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	September 30, 2016				December 31, 2015
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$80.9	$—	$—	$80.9	$270.3	$—	$—	$270.3
Mutual funds	26.4	0.5	—	26.9	25.2	—	(0.3)	24.9
Corporate bonds	319.0	2.2	(0.3)	320.9	160.4	1.1	(0.1)	161.4
Total	$426.3	$2.7	$(0.3)	$428.7	$455.9	$1.1	$(0.4)	$456.6

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Corporate bonds	$48.8	$(0.3)	$—	$—	$48.8	$(0.3)
Total	$48.8	$(0.3)	$—	$—	$48.8	$(0.3)

	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$24.9	$(0.3)	$—	$—	$24.9	$(0.3)
Corporate bonds	27.8	(0.1)	—	—	27.8	(0.1)
Total	$52.7	$(0.4)	$—	$—	$52.7	$(0.4)

The amortized cost and estimated fair value of the securities at September 30, 2016 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$104.9	$105.7
Due after one year through five years	240.5	242.1
Total	$345.4	$347.8

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of September 30, 2016, the Company does not consider the investments to be other-than-temporarily impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2016 and 2015.

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2016
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,178.0	$(467.3)	$710.7	3-12 years—straight line
Premium on purchased credit card portfolios	344.1	(156.2)	187.9	3-10 years—straight line
Customer database	63.6	(38.4)	25.2	3 years—straight line
Collector database	53.3	(50.7)	2.6	30 years—15% declining balance
Publisher networks	140.2	(49.9)	90.3	5-7 years—straight line
Tradenames	90.4	(52.2)	38.2	3-15 years—straight line
Purchased data lists	11.6	(6.1)	5.5	1-5 years—straight line, accelerated
Favorable lease	6.9	(2.7)	4.2	3-10 years—straight line
	$1,888.1	$(823.5)	$1,064.6
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,900.5	$(823.5)	$1,077.0

	December 31, 2015
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,195.2	$(361.6)	$833.6	3-12 years—straight line
Premium on purchased credit card portfolios	259.5	(114.0)	145.5	3-10 years—straight line, accelerated
Customer databases	210.3	(163.1)	47.2	3-10 years—straight line
Collector database	50.5	(47.7)	2.8	30 years—15% declining balance
Publisher networks	140.2	(29.2)	111.0	5-7 years—straight line
Tradenames	84.8	(44.1)	40.7	2-15 years—straight line
Purchased data lists	11.9	(6.4)	5.5	1-5 years—straight line, accelerated
Favorable lease	6.9	(1.9)	5.0	3-10 years—straight line
Noncompete agreements	1.3	(1.3)	—	3 years—straight line
	$1,960.6	$(769.3)	$1,191.3
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,973.0	$(769.3)	$1,203.7

With the credit card portfolio acquisitions made during the nine months ended September 30, 2016, the Company acquired $87.7 million of intangible assets, consisting of $26.5 million of customer relationships being amortized over a weighted average life of 3.0 years and $61.2 million of marketing relationships being amortized over a weighted average life of 8.7 years. For more information on these portfolio acquisitions, see Note 3, “Credit Card and Loan Receivables.”

In June 2016, BrandLoyalty Group B.V. (“BrandLoyalty”) acquired a tradename for €8.0 million ($9.0 million on September 30, 2016), with an estimated life of 8.0 years.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2016 (excluding the nine months ended September 30, 2016)	$75.0
2017	273.5
2018	235.6
2019	188.0
2020	125.4
2021 & thereafter	167.1

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne®	Epsilon®	Card Services	Corporate / Other	Total
	(In millions)
January 1, 2015	$713.5	$2,890.3	$261.7	$—	$3,865.5
Goodwill acquired during year	34.7	—	—	—	34.7
Effects of foreign currency translation	(84.7)	(1.4)	—	—	(86.1)
December 31, 2015	$663.5	$2,888.9	$261.7	$—	$3,814.1
Effects of foreign currency translation	26.1	(2.4)	—	—	23.7
September 30, 2016	$689.6	$2,886.5	$261.7	$—	$3,837.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. DEBT

In connection with the Company’s adoption of ASU 2015-03, the December 31, 2015 debt balances have been retrospectively adjusted for unamortized discount and debt issuance costs. Debt consists of the following:

	September 30,	December 31,
Description	2016	2015	Maturity	Interest Rate
	(Dollars in millions)

Long-term and other debt:
2013 revolving line of credit	$839.0	$465.0	July 2018 or December 2019	(1)
2013 term loans	2,874.3	2,703.8	Various (2)	(1)
BrandLoyalty credit facility	311.8	69.7	June 2020	(3)
Senior notes due 2017	400.0	400.0	December 2017	5.250%
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2023 (€300.0 million)	337.2	325.8	November 2023	5.250%
Capital lease obligations and other debt	3.9	—	Various – January 2019 – August 2019	2.89% to 3.06%
Total long-term and other debt	5,866.2	5,064.3
Less: Unamortized discount and debt issuance costs	40.2	46.9
Less: Current portion	421.7	369.4
Long-term portion	$5,404.3	$4,648.0

Deposits:
Certificates of deposit	$5,470.5	$4,252.0	Various – October 2016 – November 2021	0.59% to 2.80%
Money market deposits	2,164.9	1,370.3	On demand	(4)
Total deposits	7,635.4	5,622.3
Less: Unamortized discount and debt issuance costs	21.4	16.4
Less: Current portion	3,911.6	2,980.3
Long-term portion	$3,702.4	$2,625.6

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,990.7	$3,458.2	Various – October 2016 – June 2021	1.26% to 4.55%
Floating rate asset-backed term note securities	360.0	810.0	April 2018	(5)
Conduit asset-backed securities	1,560.0	2,225.0	Various - March 2017 – December 2017	(6)
Total non-recourse borrowings of consolidated securitization entities	5,910.7	6,493.2
Less: Unamortized discount and debt issuance costs	11.4	10.5
Less: Current portion	1,324.1	1,049.3
Long-term portion	$4,575.2	$5,433.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At September 30, 2016, the weighted average interest rate was 2.53% for each of the 2013 revolving line of credit and 2013 term loans.

(2)	The maturity dates for the 2013 term loans are September 2017, July 2018 and December 2019.
(3)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At September 30, 2016, the weighted average interest rate was 1.34% and 2.25% for the BrandLoyalty revolving line of credit and term loans, respectively.

(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At September 30, 2016, the interest rates ranged from 0.50% to 1.90%.
(5)	The interest rate is based upon LIBOR plus an applicable margin. At September 30, 2016, the interest rate was 1.00%.
(6)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At September 30, 2016, the interest rates ranged from 1.82% to 1.88%.

At September 30, 2016, the Company was in compliance with its financial covenants.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

2013 Credit Agreement

In the second quarter of 2016, ADSC, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC, Aspen Marketing Services, LLC, Conversant LLC and Commission Junction, LLC as guarantors, amended its credit agreement (the “2013 Credit Agreement”).

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

As of September 30, 2016, the 2013 Credit Agreement provided for $3.1 billion in term loans (the “2013 term loans”) subject to certain principal repayments and a $1.3 billion revolving line of credit (the “2013 revolving line of credit”). Total availability under the 2013 revolving line of credit at September 30, 2016 was $483.5 million.

BrandLoyalty Credit Agreement

In June 2016, BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, amended and restated its credit agreement (as amended, the “2016 BrandLoyalty Credit Agreement”) to provide for an A-1 term loan facility of €90.0 million and an A-2 term loan facility of €100.0 million. The A-1 term loan facility provides for quarterly principal payments of €7.5 million through June 2018 and €3.75 million thereafter through June 2020. In addition, the maturity date of the committed revolving line of credit of €62.5 million and uncommitted revolving line of credit of €62.5 million was extended from August 2018 to June 2020. The 2016 BrandLoyalty Credit Agreement provides for a reduction in commitment on each of the uncommitted and committed revolving lines of credit of €25.0 million in August 2018.

The 2016 BrandLoyalty Credit Agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty Group and certain of its subsidiaries.

All advances under the 2016 BrandLoyalty Credit Agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the 2016 BrandLoyalty Credit Agreement, plus an applicable margin based on BrandLoyalty’s senior net leverage ratio. The 2016 BrandLoyalty Credit Agreement contains financial covenants, including a senior net leverage ratio, as well as usual and customary negative covenants and customary events of default.

As of September 30, 2016, amounts outstanding under the revolving lines of credit and the term loans under the 2016 BrandLoyalty Credit Agreement were €87.4 million, of which €34.9 million was uncommitted, and €190.0 million ($98.2 million and $213.6 million), respectively.

Senior Notes due 2021

In October 2016, the Company issued $500.0 million aggregate principal amount of 5.875% senior notes due November 1, 2021 (the “Senior Notes due 2021”). The Senior Notes due 2021 accrue interest on the principal amount at the rate of 5.875% per annum from October 27, 2016, payable semiannually in arrears, on May 1 and November 1 of each year, beginning on May 1, 2017. The Company intends to use the net proceeds to repay a portion of the outstanding indebtedness under the 2013 revolving line of credit.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

In February 2016, $625.0 million of Series 2014-A asset-backed term notes, $175.0 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

In May 2016, $657.9 million of Series 2013-B asset-backed term notes, $157.9 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

In July 2016, Master Trust I issued $866.7 million of asset-backed term notes, which mature in June 2021. The offering consisted of $650.0 million of Class A notes with a fixed interest rate of 2.03% per year, $32.5 million of Class M notes with a fixed interest rate of 2.33% per year and $184.2 million of notes which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets.

In September 2016, Master Trust I issued $460.5 million of asset-backed term notes, which mature in August 2018. The offering consisted of $350.0 million of Class A notes with a fixed interest rate of 1.44% per year and $110.5 million of notes which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets.

In October 2016, $126.6 million of Series 2011-B asset-backed term notes, $26.6 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid. As of September 30, 2016, the Company collected $126.1 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the Series 2011-B notes. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2016.

In October 2016, Master Trust I issued $460.5 million of asset-backed term notes, which mature in October 2019. The offering consisted of $350.0 million of Class A notes with a fixed interest rate of 1.72% per year, $21.9 million of Class M notes with a fixed interest rate of 1.98% per year and $88.6 million of notes which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets.

9. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates. The Company was not a party to any interest rate derivative instruments at September 30, 2016 or December 31, 2015.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, certain of which are designated as cash flow hedges.

Additionally, in November 2015, the Company designated its Euro-denominated Senior Notes due 2023 as a net investment hedge of its investment in BrandLoyalty, which has a functional currency of the Euro, in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. The change in fair value of the Senior Notes due 2023 due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three and nine months ended September 30, 2016, losses of $4.1 million and $11.4 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedge.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$19.3	$0.3	Other current assets	October 2016 to April 2017
Foreign currency exchange hedges	$59.0	$1.1	Other current liabilities	October 2016 to August 2017
Net investment hedge	$337.2	$15.2	Long-term and other debt	November 2023

	December 31, 2015
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$56.7	$2.7	Other current assets	January 2016 to October 2016
Foreign currency exchange hedges	$23.7	$0.4	Other current liabilities	January 2016 to September 2016
Net investment hedge	$325.8	$3.8	Long-term and other debt	November 2023

Not designated as hedging instruments:
Foreign currency exchange forward contract	$103.7	$1.3	Other current liabilities	February 2016
Foreign currency exchange hedges	$0.5	$—	Other current liabilities	January 2016

Derivatives Designated as Hedging Instruments

Losses of $0.6 million and $1.9 million, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2016, respectively, related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the three and nine months ended September 30, 2016, gains of $0.3 million and losses of $0.3 million, respectively, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and $0.1 million of ineffectiveness was recorded for each of the three and nine months ended September 30, 2016. At September 30, 2016, $0.6 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Gains of $1.4 million and losses of $1.5 million, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2015, respectively, related to foreign currency exchange hedges designated as effective. For the three and nine months ended September 30, 2015, gains of $0.7 million and losses of $0.3 million, respectively, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations) and no ineffectiveness was recorded.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivatives Not Designated as Hedging Instruments

The following tables summarize activity related to and identify the location of the Company’s outstanding derivatives not designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015 recognized in the Company’s unaudited condensed consolidated statements of income:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In millions)
Interest rate derivatives	Interest expense on long-term and other debt, net	$—	Interest expense on long-term and other debt, net	$0.1

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In millions)
Interest rate derivatives	Interest expense on long-term and other debt, net	$—	Interest expense on long-term and other debt, net	$0.2
Foreign currency exchange forward contract	General and administrative	$(0.1)	General and administrative	$(13.7)
Foreign currency exchange hedges	Cost of operations	$—	Cost of operations	$0.4

For the three months ended September 30, 2015, a de minimis loss related to foreign currency exchange hedges not designated as hedging instruments was recognized in cost of operations in the Company’s unaudited condensed consolidated statements of income.

Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the unaudited condensed consolidated statements of cash flows for all periods presented.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At September 30, 2016, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
December 31, 2015	$292.3	$552.6	$844.9
Cash proceeds	138.3	264.9	403.2
Revenue recognized	(145.7)	(371.1)	(516.8)
Other	—	(0.6)	(0.6)
Effects of foreign currency translation	15.8	29.4	45.2
September 30, 2016	$300.7	$475.2	$775.9
Amounts recognized in the unaudited condensed consolidated balance sheets:
Current liabilities	$153.6	$475.2	$628.8
Non-current liabilities	$147.1	$—	$147.1

11. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

On September 8, 2015, Comenity Bank and Comenity Capital Bank (collectively, the “Banks”) each entered into a consent order with the Federal Deposit Insurance Corporation (“FDIC”) in settlement of the FDIC’s review of the Banks’ practices regarding the marketing, promotion and sale of certain add-on products. The Banks entered into the consent orders for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the orders. Under the consent orders, the Banks were required to collectively provide restitution of approximately $61.5 million to eligible customers for actions occurring between January 2008 and September 2014 and $2.5 million in civil money penalties to the FDIC. As of September 30, 2016, the Company had satisfied in full its restitution obligations to the eligible customers under these consent orders.

12. REDEEMABLE NON-CONTROLLING INTEREST

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty. Pursuant to the BrandLoyalty share purchase agreement, the Company could acquire the remaining 40% ownership interest in BrandLoyalty over a four-year period from the acquisition date at 10% per year at predetermined valuation multiples. If specified annual earnings targets were met by BrandLoyalty, the Company was required to acquire the additional 10% ownership interest for the year achieved; otherwise, the sellers had a put option to sell the Company their 10% ownership interest for the respective year.

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

The Company and the minority shareholders of BrandLoyalty entered into a supplemental agreement to the share purchase agreement to accelerate the purchase of the remaining 20% ownership interest for a purchase price of €230.0 million ($258.8 million), resulting in the Company’s 100% ownership of BrandLoyalty, effective as of April 1, 2016.

For the nine months ended September 30, 2016, the Company adjusted the carrying amount of the redeemable non-controlling interest by $83.5 million to the redemption value.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of the changes in the redeemable non-controlling interest is as follows:

Redeemable
Non-Controlling Interest
(In millions)
Balance at January 1, 2015	$235.6
Net income attributable to non-controlling interest	8.9
Other comprehensive income attributable to non-controlling interest	0.9
Adjustment to redemption value	45.0
Foreign currency translation adjustments	(24.1)
Reclassification to accrued expenses	(98.9)
Balance at December 31, 2015	$167.4
Net income attributable to non-controlling interest	1.8
Other comprehensive income attributable to non-controlling interest	(0.7)
Adjustment to redemption value	83.5
Foreign currency translation adjustments	6.8
Redemption of non-controlling interest	(258.8)
Balance at September 30, 2016	$—

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On January 1, 2016, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, the Company’s Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of the Company’s outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion. The stock repurchase program is subject to any restrictions pursuant to the terms of the Company’s credit agreements, indentures, and applicable securities laws or otherwise.

For the nine months ended September 30, 2016, the Company acquired a total of 3.3 million shares of its common stock for $692.8 million. As of September 30, 2016, the Company had $307.2 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Cost of operations	$13.2	$16.8	$43.6	$56.6
General and administrative	4.8	5.0	15.9	16.7
Total	$18.0	$21.8	$59.5	$73.3

During the nine months ended September 30, 2016, the Company awarded 277,036 performance-based restricted stock units with a weighted average grant date fair value per share of $187.49 as determined on the date of grant. The performance restriction on the awards will lapse upon determination by the Board of Directors or the Compensation Committee of the Board of Directors that the Company’s earnings before taxes for the period from January 1, 2016 to December 31, 2016 met certain pre-defined vesting criteria that permit a range from 50% to 150% of such performance-based restricted stock units to vest. Upon such determination, the restrictions will lapse with respect to 33% of the award on February 16, 2017, an additional 33% of the award on February 16, 2018 and the final 34% of the award on February 16, 2019, provided that the participant is employed by the Company on each such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the nine months ended September 30, 2016, the Company awarded 99,543 service-based restricted stock units with a weighted average grant date fair value per share of $193.48 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Dividend

On October 20, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock, payable on December 16, 2016 to stockholders of record at the close of business on November 3, 2016.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2016	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at June 30, 2016	$3.6	$—	$(11.1)	$(123.7)	$(131.2)
Changes in other comprehensive income (loss) before reclassifications	0.2	(0.7)	(4.1)	5.1	0.5
Amounts reclassified from other comprehensive income (loss)	—	0.1	—	—	0.1
Changes in other comprehensive income (loss)	0.2	(0.6)	(4.1)	5.1	0.6
Balance at September 30, 2016	$3.8	$(0.6)	$(15.2)	$(118.6)	$(130.6)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2015	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at June 30, 2015	$1.2	$(0.6)	$—	$(125.0)	$(124.4)
Changes in other comprehensive income (loss) before reclassifications	0.4	2.2	—	4.6	7.2
Amounts reclassified from other comprehensive income (loss)	—	(0.7)	—	—	(0.7)
Changes in other comprehensive income (loss)	0.4	1.5	—	4.6	6.5
Balance at September 30, 2015	$1.6	$0.9	$—	$(120.4)	$(117.9)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2016	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2015	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss) before reclassifications	3.9	(2.6)	(11.4)	16.1	6.0
Amounts reclassified from other comprehensive income (loss)	—	0.7	—	—	0.7
Changes in other comprehensive income (loss)	3.9	(1.9)	(11.4)	16.1	6.7
Balance at September 30, 2016	$3.8	$(0.6)	$(15.2)	$(118.6)	$(130.6)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2015	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2014	$2.7	$2.3	$—	$(80.5)	$(75.5)
Changes in other comprehensive income (loss) before reclassifications	(1.1)	(1.8)	—	(39.9)	(42.8)
Amounts reclassified from other comprehensive income (loss)	—	0.4	—	—	0.4
Changes in other comprehensive income (loss)	(1.1)	(1.4)	—	(39.9)	(42.4)
Balance at September 30, 2015	$1.6	$0.9	$—	$(120.4)	$(117.9)

(1)Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments  — The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Cash and cash equivalents	$1,500.5	$1,500.5	$1,168.0	$1,168.0
Trade receivables, net	687.0	687.0	706.5	706.5
Credit card and loan receivables, net	13,741.4	14,479.2	13,057.9	13,057.9
Credit card and loan receivables held for sale	525.1	566.4	95.5	95.5
Redemption settlement assets, restricted	428.7	428.7	456.6	456.6
Other investments	198.1	198.1	220.4	220.4
Cash collateral, restricted	5.0	5.0	7.2	7.2
Derivative instruments	0.3	0.3	2.7	2.7
Financial liabilities
Accounts payable	429.7	429.7	442.4	442.4
Derivative instruments	1.1	1.1	1.7	1.7
Deposits	7,614.0	7,682.5	5,605.9	5,654.6
Non-recourse borrowings of consolidated securitization entities	5,899.3	5,966.7	6,482.7	6,502.7
Long-term and other debt	5,826.0	5,869.6	5,017.4	5,040.0

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

Derivative instruments — The Company’s foreign currency cash flow hedges are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets and are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and option volatility. The fair value of the foreign currency derivative instruments is estimated based on published quotations of spot foreign currency rates and forward points which are converted into implied foreign currency rates.

Financial Assets and Financial Liabilities Fair Value Hierarchy

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1, defined as observable inputs such as quoted prices in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•Level 3, defined as unobservable inputs where little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016 and December 31, 2015:

		Fair Value Measurements at
		September 30, 2016 Using
	Balance at
	September 30,
	2016	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$26.9	$26.9	$—	$—
Corporate bonds (1)	320.9	—	320.9	—
Marketable securities (2)	122.3	5.0	117.3	—
U.S. Treasury bonds (2)	75.8	75.8	—	—
Cash collateral, restricted (3)	5.0	—	—	5.0
Derivative instruments (4)	0.3	—	0.3	—
Total assets measured at fair value	$551.2	$107.7	$438.5	$5.0

Derivative instruments (4)	$1.1	$—	$1.1	$—
Total liabilities measured at fair value	$1.1	$—	$1.1	$—

		Fair Value Measurements at
		December 31, 2015 Using
	Balance at
	December 31,
	2015	Level 1	Level 2		Level 3
	(In millions)
Mutual funds (1)	$24.9	$24.9	$		$
Corporate bonds (1)	161.4	—		161.4		—
Marketable securities (2)	120.2	4.8		115.4		—
U.S. Treasury bonds (2)	100.2	100.2		—		—
Cash collateral, restricted (3)	7.2	2.3		—		4.9
Derivative instruments (4)	2.7	—		2.7		—
Total assets measured at fair value	$416.6	$132.2		$279.5		$4.9

Derivative instruments (4)	$1.7	$—		$1.7		$—
Total liabilities measured at fair value	$1.7	$—		$1.7		$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.
(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other non-current assets in the unaudited condensed consolidated balance sheets.
(4)	Amounts are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months and nine months ended September 30, 2016 and September 30, 2015.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the changes in fair values of the Company’s asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825:

	Cash Collateral, Restricted
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Balance at beginning of period	$5.0	$4.8	$4.9	$22.5
Total gains (realized or unrealized):
Included in earnings	—	0.1	0.1	0.4
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	(18.0)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$5.0	$4.9	$5.0	$4.9

Gains for the period included in earnings related to assets still held at end of period	$—	$0.1	$0.1	$0.1

	Contingent Consideration
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Balance at beginning of period	$—	$—	$—	$326.0
Total gains (realized or unrealized):
Included in earnings	—	—	—	—
Purchases	—	—	—	0.5
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	(305.5)
Foreign currency transaction adjustments	—	—	—	(21.0)
Transfers in or out of Level 3	—	—	—	—
Balance at end of period	$—	$—	$—	$—

Gains for the period included in earnings related to assets still held at end of period	$—	$—	$—	$—

Spread deposits included in cash collateral, restricted are recorded at their fair value based on discounted cash flow models, utilizing the term of one month. The unobservable input used to calculate the fair value was the discount rate of 3.8%, which was based on an interest rate curve that is observable in the market as adjusted for an unobservable credit spread. Significant increases in the term or the discount rate would result in a lower fair value. Conversely, significant decreases in the term or the discount rate would result in a higher fair value. For the three and nine months ended September 30, 2016 and 2015, gains included in earnings attributable to cash collateral, restricted were included in securitization funding costs in the Company’s unaudited condensed consolidated statements of income.

The contingent consideration represents the additional consideration that the Company was required to pay as part of the earn-out provisions included in the BrandLoyalty share purchase agreement. The fair value was determined based on BrandLoyalty’s earnings for the year ended December 31, 2014 using the methodology defined in the BrandLoyalty share purchase agreement. The obligation was settled in the first quarter of 2015.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements at
	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$1,500.5	$1,500.5	$—	$—
Credit card and loan receivables, net	14,479.2	—	—	14,479.2
Credit card and loan receivables held for sale	566.4	—	—	566.4
Total	$16,546.1	$1,500.5	$—	$15,045.6

Financial liabilities:
Deposits	$7,682.5	$—	$7,682.5	$—
Non-recourse borrowings of consolidated securitization entities	5,966.7	—	5,966.7	—
Long-term and other debt	5,869.6	—	5,869.6	—
Total	$19,518.8	$—	$19,518.8	$—

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$1,168.0	$1,168.0	$—	$—
Credit card and loan receivables, net	13,057.9	—	—	13,057.9
Credit card and loan receivables held for sale	95.5	—	—	95.5
Total	$14,321.4	$1,168.0	$—	$13,153.4

Financial liabilities:
Deposits	$5,654.6	$—	$5,654.6	$—
Non-recourse borrowings of consolidated securitization entities	6,502.7	—	6,502.7	—
Long-term and other debt	5,040.0	—	5,040.0	—
Total	$17,197.3	$—	$17,197.3	$—

16. INCOME TAXES

For the three and nine months ended September 30, 2016, the Company utilized an effective tax rate of 33.6% and 34.6%, respectively, to calculate its provision for income taxes. For the three and nine months ended September 30, 2015, the Company utilized an effective tax rate of 36.5% and 35.3%, respectively. The effective tax rate for the current year quarter reflects a state tax benefit related to a state ruling and higher than expected tax benefits related to permanent deductions. The effective tax rate for the nine months ended September 30, 2015 reflects a favorable state ruling and a lapse in an applicable statute of limitations.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Card Services. Segment operations consist of the following:

•	LoyaltyOne provides coalition and short-term loyalty programs through the Company’s Canadian AIR MILES Reward Program and BrandLoyalty;
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

Corporate and other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.”

				Corporate/
Three Months Ended September 30, 2016	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$383.8	$543.2	$965.8	$0.1	$(7.3)	$1,885.6

Income (loss) before income taxes	$56.4	$48.2	$304.4	$(96.3)	$—	$312.7
Interest expense, net	1.3	—	53.7	53.3	—	108.3
Operating income (loss)	57.7	48.2	358.1	(43.0)	—	421.0
Depreciation and amortization	22.1	79.5	23.0	2.1	—	126.7
Stock compensation expense	2.5	7.1	3.5	4.9	—	18.0
Adjusted EBITDA (1)	82.3	134.8	384.6	(36.0)	—	565.7
Less: Securitization funding costs	—	—	31.1	—	—	31.1
Less: Interest expense on deposits	—	—	22.6	—	—	22.6
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$82.3	$134.8	$330.9	$(36.0)	$—	$512.0

				Corporate/
Three Months Ended September 30, 2015	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$299.1	$532.4	$764.0	$0.2	$(6.6)	$1,589.1

Income (loss) before income taxes	$47.9	$42.6	$202.7	$(87.8)	$—	$205.4
Interest expense, net	0.7	—	36.8	44.6	—	82.1
Operating income (loss)	48.6	42.6	239.5	(43.2)	—	287.5
Depreciation and amortization	21.1	81.7	18.1	2.5	—	123.4
Stock compensation expense	2.3	10.7	3.8	5.0	—	21.8
Regulatory settlement	—	—	64.6	—	—	64.6
Adjusted EBITDA (1)	72.0	135.0	326.0	(35.7)	—	497.3
Less: Securitization funding costs	—	—	23.1	—	—	23.1
Less: Interest expense on deposits	—	—	13.7	—	—	13.7
Less: Adjusted EBITDA attributable to non-controlling interest	7.5	—	—	—	—	7.5
Adjusted EBITDA, net (1)	$64.5	$135.0	$289.2	$(35.7)	$—	$453.0

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Nine Months Ended September 30, 2016	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,090.7	$1,555.3	$2,687.1	$0.2	$(22.8)	$5,310.5

Income (loss) before income taxes	$165.6	$46.5	$838.6	$(275.7)	$—	$775.0
Interest expense, net	2.0	—	151.5	157.3	—	310.8
Operating income (loss)	167.6	46.5	990.1	(118.4)	—	1,085.8
Depreciation and amortization	65.5	246.6	65.4	7.2	—	384.7
Stock compensation expense	7.7	25.1	10.9	15.8	—	59.5
Adjusted EBITDA (1)	240.8	318.2	1,066.4	(95.4)	—	1,530.0
Less: Securitization funding costs	—	—	91.5	—	—	91.5
Less: Interest expense on deposits	—	—	60.0	—	—	60.0
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	—	—	—	—	5.5
Adjusted EBITDA, net (1)	$235.3	$318.2	$914.9	$(95.4)	$—	$1,373.0

				Corporate/
Nine Months Ended September 30, 2015	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$988.8	$1,532.5	$2,189.1	$0.3	$(19.8)	$4,690.9

Income (loss) before income taxes	$143.9	$69.5	$692.4	$(248.8)	$—	$657.0
Interest expense, net	2.0	—	108.6	130.2	—	240.8
Operating income (loss)	145.9	69.5	801.0	(118.6)	—	897.8
Depreciation and amortization	61.6	244.5	54.1	6.9	—	367.1
Stock compensation expense	8.1	37.2	11.3	16.7	—	73.3
Regulatory settlement	—	—	64.6	—	—	64.6
Adjusted EBITDA (1)	215.6	351.2	931.0	(95.0)	—	1,402.8
Less: Securitization funding costs	—	—	71.5	—	—	71.5
Less: Interest expense on deposits	—	—	37.1	—	—	37.1
Less: Adjusted EBITDA attributable to non-controlling interest	18.4	—	—	—	—	18.4
Adjusted EBITDA, net (1)	$197.2	$351.2	$822.4	$(95.0)	$—	$1,275.8

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

2016 Highlights and Recent Developments

For the nine months ended September 30, 2016:

•Revenue increased 13% to $5.3 billion as compared to the nine months ended September 30, 2015.

•Net income increased 19% to $507.0 million as compared to the nine months ended September 30, 2015.

•Adjusted EBITDA, net increased 8% to $1.4 billion as compared to the nine months ended September 30, 2015.

•We repurchased approximately 3.3 million shares for $692.8 million.

•We purchased three private label credit card portfolios and one co-brand credit card portfolio for cash consideration of approximately $903.4 million. The co-brand credit card portfolio remains subject to customary purchase price adjustments.

•We acquired 10% ownership interest in BrandLoyalty Group B.V., or BrandLoyalty, for approximately $102.0 million, which brought our ownership interest to 80.0%, effective January 1, 2016. We acquired the remaining 20% ownership interest in BrandLoyalty for approximately $258.8 million, which brought our ownership interest to 100.0%, effective April 1, 2016.

•On October 10, 2016, our Board of Directors voted to expand the size of the Board to nine directors and appointed Timothy J. Theriault as a director.

•On October 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.52 per share with a record date of November 3, 2016 and a payable date of December 16, 2016.

LoyaltyOne®

LoyaltyOne generates revenue primarily from our coalition and short-term loyalty programs through our AIR MILES® Reward Program and BrandLoyalty.

Revenue for the LoyaltyOne segment increased 10% to $1.1 billion and adjusted EBITDA, net increased 19% to $235.3 million for the nine months ended September 30, 2016, in each case as compared to the prior year period. Excluding foreign currency impacts, revenue increased approximately 14% with adjusted EBITDA and adjusted EBITDA, net increasing approximately 16% and 24%, respectively. Revenue was positively impacted by the timing of short-term loyalty programs in market and expansion into new markets and by a 28% increase in the number of AIR MILES reward miles redeemed, as redemption activity accelerated in the third quarter of 2016 due to the upcoming year-end expiration date. Should redemptions stay at elevated levels and in amounts greater than our expectations, this could impact the assumptions associated with our AIR MILES Reward Program, including our estimate of breakage.

Adjusted EBITDA, net was positively impacted by the increase in revenue as discussed above and our additional ownership interest in BrandLoyalty during the nine months ended September 30, 2016.

For the AIR MILES Reward Program, AIR MILES reward miles issued and AIR MILES reward miles redeemed are the two primary drivers of revenue and indicators of success of the program. The number of AIR MILES reward miles issued impacts future revenue recognized with respect to the number of AIR MILES reward miles redeemed and the amount of breakage for those AIR MILES reward miles expected to remain unredeemed.

AIR MILES reward miles issued during the nine months ended September 30, 2016 increased 2% as compared to the nine months ended September 30, 2015, while AIR MILES reward miles redeemed increased 28%. For the nine months ended September 30, 2016, the AIR MILES Cash program option represented approximately 23% of the AIR MILES reward miles issued and 19% of the AIR MILES reward miles redeemed.

Index

During the nine months ended September 30, 2016, we announced an expansion of our relationship with Sobeys to begin issuing AIR MILES reward miles at Needs Convenience and Sobeys express convenience store locations in all Atlantic-Canadian provinces. In addition, we announced the signing of a new multi-year agreement with Morrisons, a U.K. grocer, to provide analytics support and consulting services.

Our short-term loyalty programs have continued their expansion into North America in 2016 with the announcement of BrandLoyalty’s signing of Lowes Foods, a regional U.S. supermarket chain. As part of this agreement, BrandLoyalty will manage a promotional campaign in 75 Lowes Foods stores in North Carolina, South Carolina and Virginia.

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

Revenue increased 1% to $1.6 billion and adjusted EBITDA, net decreased 9% to $318.2 million for the nine months ended September 30, 2016 as compared to the prior year period. Digital and technology platforms revenue increased 9%, driven by strength in CRM services and our automotive vertical. These strengths were offset in part by weakness in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals. Adjusted EBITDA was negatively impacted by increased payroll costs for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, we announced new multi-year agreements with Lamps Plus, a national lighting retailer, and Amica Mutual Insurance Company, a national insurer, to provide targeted email marketing services. We announced a new multi-year agreement with Shire plc, a global biotechnology company, to build and host a database platform and provide database marketing services. In addition, we announced the signing of a new multi-year agreement with Del Monte Foods, a national food producer and distributor. Del Monte Foods named Epsilon the agency of record, to develop a multi-channel creative campaign and communications plan and provide marketing services. We also announced the signing of a new multi-year agency services agreement with Brookdale Senior Living, a national provider of senior living communities, to provide strategic creative, account management and analytics services. During the nine months ended September 30, 2016, we also announced the signing of a new multi-year agreement with CNO Financial Group, Inc., a national holding company to insurers, to build a database platform and provide database marketing services.

Card Services

Card Services provides risk management solutions, account origination, funding services, transaction processing, marketing, customer care and collection services for our more than 160 private label retail and co-brand credit card programs.

Revenue, generated primarily from finance charges and late fees as well as other servicing fees, increased 23% to $2.7 billion and adjusted EBITDA, net increased 11% to $914.9 million for the nine months ended September 30, 2016 as compared to the prior year period. These increases were driven by higher average credit card and loan receivables. Credit sales and average credit card and loan receivables increased 19% and 25%, respectively, for the nine months ended September 30, 2016 as compared to the prior year period as a result of recent client signings and credit card portfolio acquisitions.

Delinquency rates were 5.0% of principal credit card and loan receivables at September 30, 2016 as compared to 4.5% at September 30, 2015. The principal net charge-off rate was 5.0% for the nine months ended September 30, 2016 as compared to 4.4% for the prior year period. For the year ended December 31, 2016, we expect our charge-off rate to approximate 5.0%.

Index

During the nine months ended September 30, 2016, we announced new long-term agreements to provide private label credit card services to Boscov’s Department Store, LLC, a national department store chain, Hot Topic Inc., a mall and web-based specialty retailer of music and pop culture-based licensed and influenced apparel and accessories, and Century 21 Department Store, a discount department store chain. In addition, we announced the signing of a new long-term agreement to develop a co-brand credit card program for Bed Bath & Beyond Inc., a retailer of domestic merchandise and home furnishings. We also announced the signing of a new long-term agreements to provide private label and co-brand credit card services to Forever 21, Inc., a fashion retailer, and Ulta Beauty, a beauty retailer. We signed a new multi-year agreement with Williams-Sonoma, a home and kitchen furnishings retailer, to provide private label and co-brand credit card services and acquired the co-brand credit card portfolio in the third quarter of 2016. We also signed a new multi-year agreement with The Children’s Place, a children’s apparel retailer, to provide private label credit card services and acquired the private label credit card portfolio in the fourth quarter of 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Net income	$207.5	$130.4	$507.0	$425.3
Stock compensation expense	18.0	21.8	59.5	73.3
Provision for income taxes	105.2	75.0	268.0	231.7
Interest expense, net	108.3	82.1	310.8	240.8
Depreciation and other amortization	42.6	36.5	123.5	105.0
Amortization of purchased intangibles	84.1	86.9	261.2	262.1
Regulatory settlement	—	64.6	—	64.6
Adjusted EBITDA	565.7	497.3	1,530.0	1,402.8
Less: Securitization funding costs	31.1	23.1	91.5	71.5
Less: Interest expense on deposits	22.6	13.7	60.0	37.1
Less: Adjusted EBITDA attributable to non-controlling interest	—	7.5	5.5	18.4
Adjusted EBITDA, net	$512.0	$453.0	$1,373.0	$1,275.8

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except percentages)
Revenues
Transaction	$72.4	$83.1	(13)%	$223.8	$263.2	(15)%
Redemption	296.3	220.9	34	836.6	747.2	12
Finance charges, net	954.9	737.9	29	2,645.2	2,101.4	26
Marketing services	516.3	499.0	3	1,437.4	1,435.5	—
Other revenue	45.7	48.2	(5)	167.5	143.6	17
Total revenue	1,885.6	1,589.1	19%	5,310.5	4,690.9	13%
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,045.6	901.0	16	3,077.6	2,787.5	10
Provision for loan loss	251.3	171.7	46	651.0	461.9	41
General and administrative	41.0	40.9	—	111.4	112.0	—
Regulatory settlement	—	64.6	(100)	—	64.6	(100)
Depreciation and other amortization	42.6	36.5	17	123.5	105.0	18
Amortization of purchased intangibles	84.1	86.9	(3)	261.2	262.1	—
Total operating expenses	1,464.6	1,301.6	13%	4,224.7	3,793.1	11%
Operating income	421.0	287.5	46%	1,085.8	897.8	21%
Interest expense
Securitization funding costs	31.1	23.1	34	91.5	71.5	28
Interest expense on deposits	22.6	13.7	65	60.0	37.1	62
Interest expense on long-term and other debt, net	54.6	45.3	21	159.3	132.2	21
Total interest expense, net	108.3	82.1	32	310.8	240.8	29
Income before income tax	$312.7	$205.4	52%	$775.0	$657.0	18%
Provision for income taxes	105.2	75.0	40	268.0	231.7	16
Net income	$207.5	$130.4	59%	$507.0	$425.3	19%

Key Operating Metrics:
Credit card statements generated	69.0	60.0	15%	204.2	177.9	15%
Credit sales	$6,985.6	$6,000.4	16%	$20,262.6	$16,968.8	19%
Average credit card and loan receivables	$13,995.1	$11,369.4	23%	$13,679.0	$10,971.0	25%
AIR MILES reward miles issued	1,431.5	1,355.7	6%	4,150.2	4,066.8	2%
AIR MILES reward miles redeemed	1,851.2	1,061.3	74%	4,367.3	3,416.1	28%

Index

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenue.  Total revenue increased $296.5 million, or 19%, to $1.9 billion for the three months ended September 30, 2016 from $1.6 billion for the three months ended September 30, 2015. The net increase was due to the following:

•

Transaction.  Revenue decreased $10.7 million, or 13%, to $72.4 million for the three months ended September 30, 2016 primarily due to other servicing fees charged to our credit cardholders, which decreased $15.5 million due to changes in program fee structures, offset in part by a $3.8 million increase in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services, due to strength of financial services sponsors.

•

Redemption. Revenue increased $75.4 million, or 34%, to $296.3 million for the three months ended September 30, 2016. Revenue for our coalition loyalty program increased $69.7 million due to a 74% increase in AIR MILES reward miles redeemed during the current year quarter, and revenue increased $5.7 million due to the timing of short-term loyalty programs in market as compared to the prior year quarter.

•

Finance charges, net.  Revenue increased $217.0 million, or 29%, to $954.9 million for the three months ended September 30, 2016, which was driven by higher average credit card and loan receivables, which impacted revenue by $199.2 million. The increase in average credit card and loan receivables was a result of a combination of recent credit card portfolio acquisitions and strong cardholder spending. Additionally, an increase in yield contributed the remaining $17.8 million of the increase.

•

Marketing Services.  Revenue increased $17.3 million, or 3%, to $516.3 million for the three months ended September 30, 2016. The increase in revenue was driven by growth in our CRM services and automotive vertical, but offset by weakness in our agency offerings, specifically in the consumer packaged goods vertical.

•	Other revenue. Revenue decreased $2.5 million, or 5%, to $45.7 million for the three months ended September 30, 2016 due to fewer consulting services provided by Epsilon in the current year quarter.

Cost of operations.  Cost of operations increased $144.6 million, or 16%, to $1.0 billion for the three months ended September 30, 2016 as compared to $901.0 million for the three months ended September 30, 2015. The increase was due to the following:

•	Within the LoyaltyOne segment, cost of operations increased $74.4 million primarily due to a $67.0 million increase in cost of redemptions associated with the increase in redemption revenue.
•

Within the Epsilon segment, cost of operations increased $7.5 million due to a $6.2 million increase in payroll and benefit expenses, driven by an increase in the number of associates, due in part to duplicative cost of our India operations, and severance costs.

•

Within the Card Services segment, cost of operations increased by $63.4 million. Payroll and benefit expenses increased $22.1 million due to an increase in the number of associates to support growth, and marketing expenses increased $4.2 million due to growth in credit sales. Other operating expenses increased $37.1 million as a result of higher data processing expenses and credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $79.6 million, or 46%, to $251.3 million for the three months ended September 30, 2016 as compared to $171.7 million for the three months ended September 30, 2015. The increase in the provision for loan loss was driven by higher credit card and loan receivables as well as an increase in net losses.

General and administrative.  General and administrative expenses were relatively flat at $41.0 million for the three months ended September 30, 2016 as compared to $40.9 million for the three months ended September 30, 2015.

Regulatory settlement. For the three months ended September 30, 2015, we incurred approximately $64.6 million in expenses primarily associated with consent orders with the Federal Deposit Insurance Corporation, or FDIC, to provide restitution of approximately $61.5 million to eligible customers and $2.5 million in civil money penalties to the FDIC.

Index

Depreciation and other amortization. Depreciation and other amortization increased $6.1 million, or 17%, to $42.6 million for the three months ended September 30, 2016, as compared to $36.5 million for the three months ended September 30, 2015, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $2.8 million, or 3%, to $84.1 million for the three months ended September 30, 2016 as compared to $86.9 million for the three months ended September 30, 2015. The decrease is driven by fully amortized databases and customer contracts, offset in part by additional amortization associated with the intangible assets from recent portfolio acquisitions.

Interest expense, net.  Total interest expense, net increased $26.2 million, or 32%, to $108.3 million for the three months ended September 30, 2016 as compared to $82.1 million for the three months ended September 30, 2015. The increase was due to the following:

•	Securitization funding costs. Securitization funding costs increased $8.0 million due to higher average borrowings with higher average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $8.9 million due to higher average borrowings and higher average interest rates.
•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $9.3 million as a result of the €300.0 million senior notes due 2023 issued in November 2015, which increased interest expense by $4.4 million, and higher average balances related to the credit facility resulting from the incremental term loan borrowings and higher average interest rates due to the increase in the LIBOR rate, which increased interest expense by $4.9 million.

Taxes. Income tax expense increased $30.2 million to $105.2 million for the three months ended September 30, 2016 from $75.0 million for the three months ended September 30, 2015 due to an increase in taxable income, offset by a decline in the effective tax rate. The effective tax rate for the current year quarter improved to 33.6% as compared to 36.5% for the prior year quarter. The effective tax rate for the current year quarter reflects a state tax benefit related to a state ruling and higher than expected tax benefits related to permanent deductions.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenue.  Total revenue increased $619.6 million, or 13%, to $5.3 billion for the nine months ended September 30, 2016 from $4.7 billion for the nine months ended September 30, 2015. The net increase was due to the following:

•

Transaction.  Revenue decreased $39.4 million, or 15%, to $223.8 million for the nine months ended September 30, 2016 primarily due to other servicing fees charged to our credit cardholders, which decreased $44.6 million due to changes in program fee structures, offset in part by a $6.5 million increase in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services.

•

Redemption. Revenue increased $89.4 million, or 12%, to $836.6 million for the nine months ended September 30, 2016. Revenue for our coalition loyalty program increased $58.5 million due to an increase in AIR MILES reward miles redeemed during the current year period, despite a decline in the Canadian dollar relative to the U.S. dollar, which negatively impacted revenue by $19.8 million. Additionally, revenue increased $30.9 million due to the timing of short-term loyalty programs in market as compared to the prior year period.

•

Finance charges, net.  Revenue increased $543.8 million, or 26%, to $2.6 billion for the nine months ended September 30, 2016.  This increase was driven by an increase in average credit card and loan receivables, which increased revenue $575.0 million through a combination of recent credit card portfolio acquisitions and strong cardholder spending. This increase was offset in part by an approximate 30 basis point decline in yield due to the onboarding of new programs and program changes.

•

Marketing Services.  Revenue was relatively flat at $1.4 billion for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as growth in our CRM services was offset by weakness in our agency offerings.

Index

•	Other revenue. Revenue increased $23.9 million, or 17%, to $167.5 million for the nine months ended September 30, 2016 due to additional consulting services provided by Epsilon.

Cost of operations.  Cost of operations increased $290.1 million, or 10%, to $3.1 billion for the nine months ended September 30, 2016 as compared to $2.8 billion for the nine months ended September 30, 2015. The increase was due to the following:

•

Within the LoyaltyOne segment, cost of operations increased $76.3 million due to an increase in cost of redemptions of $66.8 million associated with the increase in redemption revenue. The increase in cost of operations was offset in part by a decline in the Canadian dollar relative to the U.S. dollar.

•

Within the Epsilon segment, cost of operations increased $43.7 million due to a $37.4 million increase in payroll and benefit expenses, driven by an approximate 10% increase in the number of associates, due in part to duplicative cost of our India operations, and severance costs.

•

Within the Card Services segment, cost of operations increased by $173.0 million. Payroll and benefit expenses increased $54.9 million due to an increase in the number of associates to support growth, and marketing expenses increased $15.2 million due to growth in credit sales. Other operating expenses increased $102.9 million as a result of higher data processing expenses and credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $189.1 million, or 41%, to $651.0 million for the nine months ended September 30, 2016 as compared to $461.9 million for the nine months ended September 30, 2015. The increase in the provision for loan loss was driven by higher credit card and loan receivables as well as an increase in net losses.

General and administrative.  General and administrative expenses were relatively flat at $111.4 million for the nine months ended September 30, 2016 as compared to $112.0 million for the nine months ended September 30, 2015.

Regulatory settlement. For the nine months ended September 30, 2015, we incurred approximately $64.6 million in expenses primarily associated with consent orders with the FDIC to provide restitution of approximately $61.5 million to eligible customers and $2.5 million in civil money penalties to the FDIC.

Depreciation and other amortization. Depreciation and other amortization increased $18.5 million, or 18%, to $123.5 million for the nine months ended September 30, 2016, as compared to $105.0 million for the nine months ended September 30, 2015, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles was relatively flat at $261.2 million for the nine months ended September 30, 2016 as compared to $262.1 million for the nine months ended September 30, 2015, as the amortization associated with the intangibles for portfolio premiums acquired was offset by certain fully amortized intangible assets.

Interest expense, net.  Total interest expense, net increased $70.0 million, or 29%, to $310.8 million for the nine months ended September 30, 2016 as compared to $240.8 million for the nine months ended September 30, 2015. The increase was due to the following:

•	Securitization funding costs. Securitization funding costs increased $20.0 million due to higher average borrowings with higher average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $22.9 million due to higher average borrowings and higher average interest rates.
•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $27.1 million as a result of the €300.0 million senior notes due 2023 issued in November 2015, which increased interest expense by $13.1 million, and higher average balances related to the credit facility resulting from the incremental term loan borrowings and higher average interest rates due to the increase in the LIBOR rate, which increased interest expense by $14.7 million.

Index

Taxes. Income tax expense increased $36.3 million to $268.0 million for the nine months ended September 30, 2016 from $231.7 million for the nine months ended September 30, 2015 due to an increase in taxable income, offset in part by a decline in the effective tax rate. The effective tax rate for the nine months ended September 30, 2016 improved to 34.6% as compared to 35.3% for the nine months ended September 30, 2015. The effective tax rate for the current year period reflects a state tax benefit related to a state ruling and higher than expected tax benefits related to permanent deductions.

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$383.8	$299.1	28%	$1,090.7	$988.8	10%
Epsilon	543.2	532.4	2	1,555.3	1,532.5	1
Card Services	965.8	764.0	26	2,687.1	2,189.1	23
Corporate/Other	0.1	0.2	nm	0.2	0.3	nm
Eliminations	(7.3)	(6.6)	nm	(22.8)	(19.8)	nm
Total	$1,885.6	$1,589.1	19%	$5,310.5	$4,690.9	13%
Adjusted EBITDA, net (1):
LoyaltyOne	$82.3	$64.5	28%	$235.3	$197.2	19%
Epsilon	134.8	135.0	—	318.2	351.2	(9)
Card Services	330.9	289.2	14	914.9	822.4	11
Corporate/Other	(36.0)	(35.7)	1	(95.4)	(95.0)	—
Total	$512.0	$453.0	13%	$1,373.0	$1,275.8	8%

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

nm – not meaningful.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenue.  Total revenue increased $296.5 million, or 19%, to $1.9 billion for the three months ended September 30, 2016 from $1.6 billion for the three months ended September 30, 2015. The increase was due to the following:

•

LoyaltyOne. Revenue increased $84.7 million, or 28%, to $383.8 million for the three months ended September 30, 2016 primarily due to a $69.7 million increase related to the increase in AIR MILES reward miles redeemed, a $5.7 million increase related the timing of short-term loyalty programs in market and a $3.8 million increase in AIR MILES reward miles issuance fees during the three months ended September 30, 2016 as compared to the prior year quarter.

•

Epsilon. Revenue increased $10.8 million, or 2%, to $543.2 million for the three months ended September 30, 2016 due to an $18.7 million increase in digital and technology platforms revenue, driven by strength in our CRM services. This increase was offset in part by a $7.9 million decrease in our agency offerings, specifically in the consumer packaged goods vertical.

•

Card Services.  Revenue increased $201.8 million, or 26%, to $965.8 million for the three months ended September 30, 2016, driven by a $217.0 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Servicing fees declined $15.5 million primarily due to changes in program fee structures.

Index

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $59.0 million, or 13%, to $512.0  million for the three months ended September 30, 2016 from $453.0 million for the three months ended September 30, 2015. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net increased $17.8 million, or 28%, to $82.3 million for the three months ended September 30, 2016 primarily due to the increase in revenue discussed above, offset in part by the associated increase in cost of redemptions. Additionally, in the prior year period, adjusted EBITDA, net was reduced by $7.5 million of adjusted EBITDA attributable to the non-controlling interest. Effective April 1, 2016, there is no longer a non-controlling interest in BrandLoyalty as we now own 100%.

•

Epsilon.  Adjusted EBITDA, net was $134.8 million for the three months ended September 30, 2016, as compared to $135.0 million for the nine months ended September 30, 2015, as the increase in revenue noted above was offset by an increase in payroll and benefit costs associated with duplicative cost of our India operations and severance costs.

•

Card Services.  Adjusted EBITDA, net increased $41.7 million, or 14%, to $330.9 million for the three months ended September 30, 2016.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but was offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from the increase in credit card and loan receivables.

•	Corporate/Other. Adjusted EBITDA, net decreased $0.3 million to a loss of $36.0 million for the three months ended September 30, 2016, due in part to an increase in charitable contributions.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenue.  Total revenue increased $619.6 million, or 13%, to $5.3 billion for the nine months ended September 30, 2016 from $4.7 billion for the nine months ended September 30, 2015. The increase was due to the following:

•

LoyaltyOne. Revenue increased $101.9 million, or 10%, to $1.1 billion for the nine months ended September 30, 2016 primarily due to a $58.5 million increase related to the increase in AIR MILES reward miles redeemed, a $30.9 million increase related the timing of short-term loyalty programs in market and a $6.5 million increase in AIR MILES reward miles issuance fees during the nine months ended September 30, 2016 as compared to the prior year period. The decline in the Canadian dollar relative to the U.S. dollar negatively impacted revenue by $32.3 million in the current year as compared to the prior year period.

•

Epsilon. Revenue increased $22.8 million, or 1%, to $1.6 billion for the nine months ended September 30, 2016 due to a $93.0 million increase in digital and technology platforms revenue, driven by strength in CRM services as well as strength in our automotive platforms. This increase was offset in part by a $70.2 million decrease in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals.

•

Card Services.  Revenue increased $498.0 million, or 23%, to $2.7 billion for the nine months ended September 30, 2016, driven by a $543.8 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Other servicing fees decreased $44.6 million primarily due to changes in program fee structures.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $97.2 million, or 8%, to $1.4  billion for the nine months ended September 30, 2016 from $1.3 billion for the nine months ended September 30, 2015. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net increased $38.1 million, or 19%, to $235.3 million for the nine months ended September 30, 2016 due to the increase in revenue discussed above, as adjusted EBITDA margins remained relatively consistent between periods. Additionally, adjusted EBITDA, net was impacted by the increase of our ownership in BrandLoyalty, which increased to 80% effective January 1, 2016 and to 100% effective April 1, 2016. The portion of adjusted EBITDA attributable to the non-controlling interest decreased to $5.5 million for the nine months ended September 30, 2016, as compared to $18.4 million in the prior year period, resulting in a $12.9 million increase to adjusted EBITDA, net.

Index

•

Epsilon.  Adjusted EBITDA, net decreased $33.0 million, or 9%, to $318.2 million for the nine months ended September 30, 2016, primarily due to an increase in payroll costs of $49.5 million in the current year period.

•

Card Services.  Adjusted EBITDA, net increased $92.5 million, or 11%, to $914.9 million for the nine months ended September 30, 2016.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from an increase in both credit card and loan receivables and net losses.

•

Corporate/Other.  Adjusted EBITDA, net decreased $0.4 million to a loss of $95.4 million for the nine months ended September 30, 2016, due in part to an increase in consulting and professional services fees.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	September 30,	% of	December 31,	% of
	2016	Total	2015	Total
	(In millions, except percentages)
Receivables outstanding - principal	$13,898.1	100.0%	$13,196.4	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	226.1	1.6%	178.5	1.4%
61 to 90 days	156.9	1.1	124.1	0.9
91 or more days	315.5	2.3	257.0	1.9
Total	$698.5	5.0%	$559.6	4.2%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions, except percentages)
Average credit card and loan receivables	$13,995.1	$11,369.4	$13,679.0	$10,971.0
Net charge-offs of principal receivables	164.5	123.7	513.2	365.4
Net charge-offs as a percentage of average credit card and loan receivables	4.7%	4.4%	5.0%	4.4%

See Note 3, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. As of September 30, 2016, Comenity Bank’s Common Equity Tier 1 capital ratio was 15.1%, Tier 1 capital ratio was 15.1%, total capital ratio was 16.4% and leverage ratio was 14.5%. As of September 30, 2016, Comenity Capital Bank’s Common Equity Tier 1 capital ratio was 13.4%, Tier 1 capital ratio was 13.4%, total capital ratio was 14.7% and leverage ratio was 12.8%. Comenity Bank and Comenity Capital Bank are considered well capitalized.

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, stock repurchases and dividends.

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

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1.3 billion and $1.0 billion for the nine months ended September 30, 2016 and 2015, respectively. The increase in operating cash flows of $297.8 million during the nine months ended September 30, 2016 as compared to the prior year period was due to increased profitability as well as non-cash charges to income, such as the increase in the provision for loan loss, offset in part by an increase in cash used in working capital, due primarily to decreases in deferred revenue and accrued expenses during the current year period. Additionally, the settlement of the contingent liability associated with the BrandLoyalty acquisition in February 2015 negatively impacted our operating cash flow in the prior year period.

Investing Activities.  Cash used in investing activities was $2.2 billion and $1.1 billion for the nine months ended September 30, 2016 and 2015, respectively. Significant components of investing activities are as follows:

•

Restricted cash. During the nine months ended September 30, 2016, we collected principal accumulation of $126.1 million for the repayment of non-recourse borrowings of consolidated securitized debt that was repaid in October 2016.

Index

•

Credit card and loan receivables, net. Cash decreased $1.0 billion and $913.8 million for the nine months ended September 30, 2016 and 2015, respectively, due to the growth in credit card and loan receivables and strong cardholder spending in both periods.

•

Purchase of credit card portfolios. During the nine months ended September 30, 2016, we paid approximately $903.4 million to acquire three private label credit card portfolios and one co-brand credit card portfolio.

Financing Activities. Cash provided by financing activities was $1.2 billion for the nine months ended September 30, 2016, compared to cash used in financing activities of $7.2 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the primary sources of cash were net borrowings under our debt agreements, including $374.0 million in net borrowings under the credit facility and €190.0 million in term loan borrowings under the 2016 BrandLoyalty Credit Agreement, and net issuances of deposits. These sources were partially offset by uses of $692.8 million to acquire treasury shares and $360.7 million to acquire the remaining 30% ownership interest in BrandLoyalty. For the nine months ended September 30, 2015, the primary uses of cash were $856.9 million to acquire treasury shares, $205.9 million to settle the BrandLoyalty contingent liability and $87.4 million to acquire an additional 10% ownership interest in BrandLoyalty in February 2015.

Debt

Long-term and Other Debt

During the nine months ended September 30, 2016, we extended the maturity of certain term loans with principal amount of $200.0 million from September 2016 to September 2017. In addition, we exercised the accordion feature to borrow incremental term loans in the aggregate principal amount of $277.5 million and increased the commitments under our revolving line of credit by $22.5 million. These borrowings bear interest at the same rates as, and are generally subject to the same terms as, the 2013 credit facility.

As of September 30, 2016, we had $839.0 million outstanding under our credit facility and total availability of $483.5 million. Our total leverage ratio, as defined in our credit agreement, was 2.9 to 1 at September 30, 2016, as compared to the maximum covenant ratio of 3.5 to 1.

In June 2016, BrandLoyalty amended its credit agreement. The BrandLoyalty credit agreement, as amended, provides for €190.0 million in term loans and extends the maturity of the €62.5 million committed revolving line of credit and €62.5 million uncommitted revolving line of credit. The credit agreement matures on June 10, 2020, with reductions in commitments for each of the revolving lines of credit of €25.0 million in August 2018. As of September 30, 2016, the amount outstanding under the revolving lines of credit is €87.4 million ($98.2 million).

As of September 30, 2016, we were in compliance with our debt covenants.

In October 2016, we issued $500.0 million aggregate principal amount of 5.875% senior notes due November 1, 2021, or the Senior Notes due 2021. The Senior Notes due 2021 accrue interest on the principal amount at the rate of 5.875% per annum from October 27, 2016, payable semiannually in arrears, on May 1 and November 1 of each year, beginning on May 1, 2017. We intend to use the net proceeds to repay a portion of the outstanding indebtedness under the 2013 revolving line of credit.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of September 30, 2016, we had $2.2 billion in money market deposits outstanding with interest rates ranging from 0.50% to 1.90%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

As of September 30, 2016, we had $5.5 billion in certificates of deposit outstanding with interest rates ranging from 0.59% to 2.80% and maturities ranging from October 2016 to November 2021. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

As of September 30, 2016, the WFN Trusts and the WFC Trust had approximately $9.9 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At September 30, 2016, we had $5.9 billion of non-recourse borrowings of consolidated securitization entities, of which $1.3 billion is due within the next 12 months. As of September 30, 2016, total capacity under the conduit facilities was $2.7 billion, of which $1.6 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

In October 2016, Master Trust I issued $460.5 million of asset-backed term notes, which mature in October 2019. The offering consisted of $350.0 million of Class A notes with a fixed interest rate of 1.72% per year, $21.9 million of Class M notes with a fixed interest rate of 1.98% per year and $88.6 million of notes which were retained by us and eliminated from the unaudited condensed consolidated balance sheets.

The following table shows the maturities of borrowing commitments as of September 30, 2016 for the WFN Trusts and the WFC Trust by year:

					2020 and
	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Term notes	$100.0	$950.0	$1,341.0	$802.2	$1,157.5	$4,350.7
Conduit facilities (1)	—	2,650.0	—	—	—	2,650.0
Total (2)	$100.0	$3,600.0	$1,341.0	$802.2	$1,157.5	$7,000.7

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.9 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 8, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Stock Repurchase Programs

We have authorization to repurchase up to $1.0 billion of our outstanding common stock through December 31, 2016 under our stock repurchase program. During the nine months ended September 30, 2016, we repurchased approximately 3.3 million shares of our common stock for an aggregate amount of $692.8 million.

See Note 13, “Stockholders’ Equity,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our stock repurchases.

Dividend

On October 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock, payable on December 16, 2016 to stockholders of record at the close of business on November 3, 2016.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

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

Index

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

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Note 11, “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Current and proposed regulation and legislation relating to our card services could limit our business activities, product offerings and fees charged and may have a significant impact on our business, results of operation and financial condition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act, among other things, includes a sweeping reform of the regulation and supervision of financial institutions, as well as of the regulation of derivatives and capital market activities.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), a federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates.

Index

As of October 1, 2016, both Comenity Bank and Comenity Capital Bank are under the CFPB’s supervision and the CFPB may, from time to time, conduct reviews of their practices. In addition, the CFPB's broad rulemaking authority is expected to impact their operations. For example, the CFPB's rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the CARD Act by the Board of Governors of the Federal Reserve System. The CFPB's ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Furthermore, the CFPB has broad authority to prevent "unfair, deceptive or abusive" acts or practices and has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return. It is unclear what changes would be promulgated by the CFPB and what effect, if any, such changes would have on our credit accounts.

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

Index

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2016:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2016:
July 1-31	123,942	$212.39	119,700	$451.2
August 1-31	409,793	208.77	407,000	366.3
September 1-30	278,587	214.70	275,000	307.2
Total	812,322	$211.36	801,700	$307.2

(1)

During the period represented by the table, 10,622 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

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

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)None

(b)None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b)(c)(d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.2	(b)(c)(d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.3	(a)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.4	(b)(c)(d)	Series 2016-A Indenture Supplement, dated as of July 27, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/28/16

+10.5	(b)(c)(d)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	10-Q	10.4	8/8/16

10.6	(b)(c)(d)	Series 2016-B Indenture Supplement, dated as of September 22, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/23/16

10.7	(a)	Indenture, dated October 27, 2016, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Regions Bank, as trustee (including the form of the Company’s 5.875% Senior Note due November 1, 2021).	8-K	4.1	10/28/16

31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	(a)

Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	(a)

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

*Filed herewith

+Management contract, compensatory plan or arrangement

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

Date: November 7, 2016
	By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: November 7, 2016