Form 10-K
period 2016-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2017-02-27
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500 Dallas Parkway, Suite 700	75024
Plano, Texas	(Zip Code)
(Address of principal executive offices)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11.2 billion (based upon the closing price on the New York Stock Exchange on June 30, 2016 of $195.92 per share).

As of February 22, 2017, 55,925,301 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2017 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

ALLIANCE DATA SYSTEMS CORPORATION

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this release, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

•	loss of, or reduction in demand for services from, significant clients;
•	increases in net charge-offs in credit card and loan receivables;
•	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection or consumer privacy;
•	increased redemptions by AIR MILES® Reward Program collectors;
•	increases in the cost of doing business, including market interest rates;
•	loss of active AIR MILES Reward Program collectors;
•	disruptions in the airline or travel industries;
•	failure to identify or successfully integrate business acquisitions;
•	inability to access the asset-backed securitization funding market;
•	unfavorable fluctuations in foreign currency exchange rates;
•	increases in Federal Deposit Insurance Corporation, or FDIC, Delaware or Utah regulatory capital requirements for banks;
•	failure to maintain exemption from regulation under the Bank Holding Company Act;
•	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
•	loss of consumer information due to compromised physical or cyber security; and
•	those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

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

PART I

Item 1.Business.

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

Our client base of more than 1,800 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Sobeys Inc., Shell Canada Products, Hilton, Bank of America, General Motors, FedEx, Walgreens, Kraft, Victoria’s Secret, Lane Bryant, Pottery Barn, J. Crew and Ann Taylor. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, automotive, hospitality and travel, telecommunications, insurance and healthcare. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

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

•

Continue to Expand our Global Footprint. Global reach is increasingly important as our clients grow into new markets, and we are well positioned to cost-effectively increase our global presence. We believe continued international expansion will provide us with strong revenue growth opportunities. In 2014, with our acquisition of our interests in BrandLoyalty Group B.V., or BrandLoyalty, and the acquisition of Conversant Inc., or Conversant, we expanded our presence in Europe, Asia, and Latin America, which provides an opportunity to leverage our core competencies in these markets. In 2015, we acquired Edison International Concept & Agencies B.V., or Edison, and Max Holding B.V., or Merison, two Netherlands-based loyalty marketers, which expands BrandLoyalty’s short term loyalty programs into new markets and introduces new brands to existing markets. We also own approximately 37% of CBSM-Companhia Brasileira De Servicos De Marketing, the operator of the dotz coalition loyalty program, or dotz, which continues to expand its presence in Brazil with dotz operating in 13 markets as of December 31, 2016.

•

Optimize our Business Portfolio. We intend to continue to evaluate our products and services given our strategic direction and demand trends. While we are focused on realizing organic revenue growth and margin expansion, we will consider select acquisitions of complementary businesses that would enhance our product portfolio, market positioning or geographic presence.

Products and Services

Our products and services are reported under three segments—LoyaltyOne®, Epsilon and Card Services, and are listed below. Financial information about our segments and geographic areas appears in Note 22, “Segment Information,” of the Notes to Consolidated Financial Statements.

Segment	Products and Services

LoyaltyOne	•	AIR MILES Reward Program

	•	Short-term Loyalty Programs

	•	Loyalty Services
—Loyalty consulting
—Customer analytics
—Creative services
—Mobile solutions

Epsilon	•	Marketing Services
—Agency services
—Marketing technology services
—Data services
—Strategy and insights services
—Traditional and digital marketing
—Affiliate marketing services

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

The AIR MILES Reward Program enables consumers, referred to as collectors, to earn AIR MILES reward miles as they shop across a broad range of retailers and other sponsors participating in the AIR MILES Reward Program. These AIR MILES reward miles can be redeemed by our collectors for travel or other rewards. Through our AIR MILES Cash program option, collectors can also instantly redeem their AIR MILES reward miles collected in the AIR MILES Cash program option toward in-store purchases at participating sponsors. Approximately two-thirds of Canadian households actively participate in the AIR MILES Reward Program, and it has been named a “most influential” Canadian brand in Canada’s Ipsos Influence Index.

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

BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for grocers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers across Europe and Asia, as well as around the world. BrandLoyalty began its expansion into North America in 2015, entering the Canadian market, and in 2016, entering the United States with two initial programs. These short-term loyalty programs are designed to drive traffic by attracting new customers and motivating existing customers to spend more because the reward is instant, topical and newsworthy. These programs are tailored for the specific client and are designed to reward key customer segments based on their spending levels during defined campaign periods. Rewards for these programs are sourced from, and in some cases produced by, key suppliers in advance of the programs being offered based on expected demand. Following the completion of each program, BrandLoyalty analyzes spending data to determine the grocer’s lift in market share and the program’s return on investment.

Epsilon

Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers. Services include strategic consulting, customer database technologies, omnichannel marketing, loyalty management, proprietary data, predictive modeling, permission-based email marketing, personalized digital marketing, affiliate marketing and a full range of direct and digital agency services. On behalf of our clients, we develop marketing programs for individual consumers with highly targeted offers and personalized communications via our digital media practice, Conversant®, to create better customer experiences. Since these communications are more relevant to the consumer, the consumer is more likely to be responsive to these offers, resulting in a measurable return on our clients’ marketing investments. We distribute marketing campaigns and communications through all marketing channels based on the consumer’s preference, including direct mail and digital platforms such as email, mobile, display and social media. Epsilon has over 1,400 clients, operating primarily in the financial services, insurance, media and entertainment, automotive, consumer packaged goods, retail, travel and hospitality, pharmaceutical/healthcare and telecommunications industries.

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

Strategy and Insights. We provide behavior-based, demographic and attitudinal customer segmentation, purchase analysis, web analytics, marketing mix modeling, program optimization, predictive modeling and program measurement and analysis. Through our analytical services, we gain a better understanding of consumer behavior that can help our clients as they develop customer relationship strategies.

Traditional and Digital Marketing. We provide strategic communication solutions and our end-to-end suite of products and services includes strategic consulting, creative services, campaign management and delivery optimization. We deploy marketing campaigns and communications through all marketing channels, including direct mail and digital platforms such as email, display, mobile, video and social digital channels. We also operate what we believe to be one of the largest global permission-based email marketing platforms in the industry, sending tens of billions of emails per year on behalf of our clients, and enabling clients to build campaigns using measurable distribution channels. Conversant offers a fully integrated personalization platform and personalized media programs that are fueled by an in-depth understanding of what motivates people to engage, connect and buy. Further, Conversant helps companies grow by creating personalized experiences that deliver higher returns for brands and greater value for consumers.

Affiliate Marketing. We operate CJ Affiliate, one of the world’s largest affiliate marketing networks specializing in pay-for-performance programs designed to drive results. Our network helps to create connections amid millions of online consumers daily by facilitating relationships between advertisers and publishers.

Card Services

Our Card Services segment assists some of the best known retailers in extending their brand with a private label and/or co-brand credit card account that can be used by their customers in the store, or through online or catalog purchases. Our partners benefit from customer insights and analytics, with each of our credit card branded programs tailored to our partner’s brand and their unique card members.

Receivables Financing. Our Card Services segment provides risk management solutions, account origination and funding services for our more than 160 private label and co-brand credit card programs. Through these credit card programs, as of December 31, 2016, we had $15.8 billion in principal receivables from 42.5 million active accounts, with an average balance for the year ended December 31, 2016 of approximately $627 for accounts with outstanding balances. Ascena Retail Group, Inc. and its retail affiliates and L Brands and its retail affiliates each accounted for approximately 11% of our average credit card and loan receivables for the year ended December 31, 2016. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit limits. We augment these procedures with credit risk scores provided by credit bureaus. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.

Our accountholder base consists primarily of middle- to upper-income individuals, in particular women who use our credit cards primarily as brand affinity tools. These accounts generally have lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

We use a securitization program as a principal funding vehicle for our credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a master trust, which is a variable interest entity, or VIE. Our three master trusts are consolidated in our financial statements.

Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills online. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. Our call centers are equipped to handle a variety of inquiry types, including phone, mail, fax, email, text and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. In 2015, for the eleventh time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for call centers.

Marketing Services. Our private label and co-branded credit card programs are designed specifically for retailers and have the flexibility to be customized to accommodate our clients’ specific needs. Through our integrated marketing services, we design and implement strategies that assist our clients in acquiring, retaining and managing valuable repeat customers. Our credit card programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our clients’ marketing activities. We use multi-channel marketing communication tools, including in-store, web, permission-based email, mobile messaging and direct mail to reach our clients’ customers.

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

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We have a number of domestic and foreign patents and pending patent applications. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in other countries. No individual patent or license is material to us or our segments other than that we are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Air Miles International Trading B.V., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.

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

Regulation

Federal and state laws and regulations extensively regulate the operations of our bank subsidiaries, Comenity Bank and Comenity Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of Comenity Bank and Comenity Capital Bank, and they impose significant restraints to which other non-regulated companies are not subject. Because Comenity Bank is deemed a credit card bank and Comenity Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. As a state bank, Comenity Bank is subject to overlapping supervision by the FDIC and the State of Delaware; and, as an industrial bank, Comenity Capital Bank is subject to overlapping supervision by the FDIC and the State of Utah. As of October 1, 2016, both Comenity Bank and Comenity Capital Bank are under the supervision of the Consumer Financial Protection Bureau, or CFPB, a federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations, and the CFPB may, from time to time, conduct reviews of their practices.

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

A number of privacy laws and regulations have been enacted in the United States, Canada, the European Union, China and other international markets in which we operate. These laws and regulations place many restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation around the world could place additional restrictions on our ability to utilize customer information. For example, Canada has enacted privacy legislation known as the Personal Information Protection and Electronic Documents Act. Among its principles, this act requires organizations to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, which took effect on January 1, 2001, the nature of the required consent depends on the sensitivity of the personal information, and the act permits personal information to be used only for the purposes for which it was collected. Some Canadian provinces have enacted substantially similar privacy legislation. We believe we have taken appropriate steps within LoyaltyOne to comply with these laws.

In the United States under the Gramm-Leach-Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. It also requires us to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In Canada, the Act to promote the efficiency and adaptability of the Canadian economy by regulating certain activities that discourage reliance on electronic means of carrying out commercial activities, and to amend the Canadian Radio-television and Telecommunications Commission Act, the Competition Act, the Personal Information Protection and Electronic Documents Act and the Telecommunications Act, more generally known as Canada’s Anti-Spam Legislation, may restrict our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act requires that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. In the European Union, the Directive 95/46/EC of the European Parliament, or the EU Parliament, and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements. In January 2012, the European Commission proposed the General Data Protection Regulation, or the GDPR, a new European Union-wide legal framework to govern data sharing and collection and related consumer privacy rights. In December 2015, the EU Parliament and the EU Council reached informal agreement on the text of the GDPR, and in April 2016 both the EU Council and the EU Parliament adopted the GDPR. The new rules go into effect on May 25, 2018. The GDPR will replace the Directive and, because it is a regulation rather than a directive, will directly apply to and bind the 28 EU Member States. Compared to the Directive, GDPR may result in greater compliance obligations, including the implementation of a number of processes and policies around our data collection and use.

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

On December 5, 2016, the Legislative Assembly of the Province of Ontario, or the Ontario Legislature, passed Bill 47, Protecting Rewards Points Act (Consumer Protection Amendment), 2016, which amended Ontario’s Consumer Protection Act, 2002 with respect to rewards points. Changes to the Ontario Consumer Protection Act effected by these amendments include, among other things:

•	changing the definition of “consumer agreement” to include agreements under which a supplier agrees to provide rewards points to a consumer;
•	changing the definition of “supplier” to include a person who supplies rewards points;
•	prohibiting suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone;
•

permitting the expiry of rewards points if a consumer agreement under which rewards points are provided is terminated by the supplier or the consumer and the consumer agreement provides for the expiry of the points;

•	permitting future regulation regarding rewards points; and
•	addressing transitional and other related matters.

These amendments to the Ontario Consumer Protection Act became effective upon receipt of Royal Assent on December 8, 2016, but have retroactive effect in that any rewards points that expired on or after October 1, 2016 must be credited back to the consumer by December 23, 2016, or 15 days following the date on which the amendments became effective. We currently anticipate that similar legislation may be enacted in some or all other Canadian provinces.

On December 31, 2011, LoyaltyOne, Co., a subsidiary of Alliance Data Systems Corporation and operator of the AIR MILES Reward Program, announced a five-year expiry policy applicable to all outstanding and future AIR MILES reward miles issued, assigning a December 31, 2016 expiration date to all AIR MILES reward miles then outstanding. The Ontario Consumer Protection Act, as amended, prohibits LoyaltyOne expiring AIR MILES reward miles in Ontario as contemplated by the expiry policy, but, subject to any future regulatory action to the contrary, will not impact LoyaltyOne’s practice of terminating a collector’s account and cancelling their AIR MILES reward miles after two years of inactivity.

As a result of the anticipated passage of the then-pending legislative changes in Ontario and the likelihood of changes in similar laws in some or all other Canadian provinces, LoyaltyOne cancelled its five-year expiry policy on December 1, 2016. As a result of the cancellation of the expiry policy, coupled with increased redemption activity in the third and fourth quarter of 2016, we changed our estimate of breakage from 26% to 20%. As a result of this change in estimate, we increased the deferred redemption liability by $284.5 million with a corresponding reduction of redemption revenue. Of that, we estimated $241.7 million was attributable to the cancellation of the expiry policy.

Further, the amendments to the Ontario Consumer Protection Act provide for further regulation, specifically with respect to the transfer of reward points and the termination and inactivity of consumer agreements. LoyaltyOne expects the Ontario Ministry of Government Services to release a draft outline of regulations and announce a consultation process in the first half of 2017.

Employees

As of December 31, 2016, we had over 17,000 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy, for a fee, any document we file or furnish at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.AllianceData.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Officers, and code of ethics for Board Members on our website. These documents are available free of charge to any stockholder upon request.

Item 1A.Risk Factors.

RISK FACTORS

Strategic Business Risk and Competitive Environment

Our 10 largest clients represented 35% and 36%, respectively, of our consolidated revenue for the years ended December 31, 2016 and 2015, and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 35% and 36%, respectively, of our consolidated revenue during the years ended December 31, 2016 and 2015, with no single client representing more than 10% of our consolidated revenue during either of these periods. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

LoyaltyOne. LoyaltyOne represents 19% and 21%, respectively, of our consolidated revenue for the years ended December 31, 2016 and 2015. Our 10 largest clients in this segment represented approximately 54% and 60%, respectively, of our LoyaltyOne revenue for the years ended December 31, 2016 and 2015. Bank of Montreal represented approximately 17% and 22%, respectively, of this segment’s revenue for the years ended December 31, 2016 and 2015. Sobeys Inc. and its retail affiliates represented approximately 13% of this segment’s revenue for each of the years ended December 31, 2016 and 2015. Our contract with Bank of Montreal expires in 2018, subject to automatic renewals at five-year intervals. Our contract with Sobeys Inc. and its retail affiliates expires in 2024.

Epsilon. Epsilon represents 30% and 33%, respectively, of our consolidated revenue for the years ended December 31, 2016 and 2015. Our 10 largest clients in this segment represented approximately 30% and 28%, respectively, of our Epsilon revenue for the years ended December 31, 2016 and 2015, with no single client representing more than 10% of Epsilon’s revenue during either of these periods.

Card Services. Card Services represents 51% and 46%, respectively, of our consolidated revenue for the years ended December 31, 2016 and 2015. Our 10 largest clients in this segment represented approximately 59% and 63%, respectively, of our Card Services revenue for the years ended December 31, 2016 and 2015. L Brands and its retail affiliates represented approximately 16% of this segment’s revenue for each of the years ended December 31, 2016 and 2015. Ascena Retail Group, Inc. and its retail affiliates represented approximately 13% and 15%, respectively, of this segment’s revenue for the years ended December 31, 2016 and 2015. Our contract with L Brands and its retail affiliates expires in 2019 and our contracts with Ascena Retail Group, Inc. and its retail affiliates expire in 2019 and 2021.

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

Breakage is based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure, the introduction of new program options and changes to rewards offered. Any significant change in or failure by management to reasonably estimate breakage, or if actual redemptions are greater than our estimates, our profitability could be adversely affected. During 2016, we reduced the breakage rate from 26% to 20%, in part due to an increase in redemptions ahead of the anticipated year-end expiration date associated with the five-year expiry policy and in part due to the cancellation of the five-year expiry policy due to a then-anticipated change in law, which negatively impacted our profitability.

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $52.9 million for the year ended December 31, 2016.

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

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net charge-off rates are affected by the credit risk of our credit card and loan receivables and the average age of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2016, our net charge-off rate was 5.1%, compared to 4.5% and 4.2% for 2015 and 2014, respectively. Delinquency rates were 4.8% of principal credit card and loan receivables at December 31, 2016, compared to 4.2% and 4.0% at December 31, 2015 and 2014, respectively.

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

Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was $428.5 million for the year ended December 31, 2016. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. In 2016, a 1% increase in interest rates would have resulted in an increase to interest expense of approximately $85 million. Conversely, a corresponding decrease in interest rates would have resulted in a decrease to interest expense of approximately $62 million. In addition, we may enter into derivative instruments on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

If we are unable to securitize our credit card receivables due to changes in the market, we may not be able to fund new credit card receivables, which would have a negative impact on our operations and profitability.

A number of factors affect our ability to fund our receivables in the securitization market, some of which are beyond our control, including:

•	conditions in the securities markets in general and the asset-backed securitization market in particular;
•	conformity in the quality of our credit card receivables to rating agency requirements and changes in that quality or those requirements; and
•	ability to fund required overcollateralizations or credit enhancements, which are routinely utilized in order to achieve better credit ratings to lower borrowing cost.

In addition, on August 27, 2014, the SEC adopted a number of rules that will change the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. The adopted rules finalize rules that were originally proposed on April 7, 2010 and re-proposed on July 26, 2011. A number of rules proposed by the SEC in 2010 and 2011, such as requiring group-level data for the underlying assets in credit card securitizations, were not adopted in the final rulemaking but may be adopted by the SEC in the future and may be adopted with further modifications. The adoption of further rules affecting disclosure, reporting and the offering process for publicly registered offerings of asset-backed securities may impact our ability or desire to issue asset-backed securities in the future.

The FDIC, the SEC, the Federal Reserve and certain other federal regulators have adopted regulations that would mandate a minimum five percent risk retention requirement for securitizations that are issued on and after December 24, 2016. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities.

Early amortization events may occur as a result of certain adverse events specified for each asset-backed securitization transaction, including, among others, deteriorating asset performance or material servicing defaults. In addition, certain series of funding notes issued by our securitization trusts are subject to early amortization based on triggers relating to the bankruptcy of retailers. Deteriorating economic conditions, particularly in the retail sector, may lead to an increase in bankruptcies among retailers who have entered into credit card programs with us, which may in turn cause an early amortization for such funding securities. The occurrence of an early amortization event may significantly limit our ability to securitize additional receivables.

As a result of Basel III, which refers generally to a set of regulatory reforms adopted in the U.S. and internationally that are meant to address issues that arose in the banking sector during the recent financial crisis, banks are becoming subject to more stringent capital, liquidity and leverage requirements. In response to Basel III, investors of our securitization trusts’ funding securities have sought and obtained amendments to their respective transaction documents permitting them to delay disbursement of funding increases by up to 35 days. Although funding may be requested from other investors who have not delayed their funding, access to financing could be disrupted if all of the investors implement such delays or if the lending capacities of those who did not do so were insufficient to make up the shortfall. In addition, excess spread may be affected if the issuing entity’s borrowing costs increase as a result of Basel III. Such cost increases may result, for example, because the investors are entitled to indemnification for increased costs resulting from such regulatory changes.

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

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other corporate purposes;

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

There is no guarantee that we will pay future dividends or repurchase shares at a level anticipated by stockholders, which could reduce returns to our stockholders. Decisions to declare future dividends on, or repurchase, our common stock will be at the discretion of our Board of Directors based upon a review of relevant considerations.

Since October 2016, our Board of Directors has declared quarterly cash dividend payments on our outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors. Since 2001, our Board of Directors has approved various share repurchase programs, including the share repurchase program approved in January 2017 for the repurchase of up to $500 million of our common stock in 2017. The Board’s determination to declare dividends on, or repurchase shares of, our common stock will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the Board of Directors may determine not to declare future dividends at all, to declare future dividends at a reduced amount, not to repurchase shares or to repurchase shares at reduced levels compared to historical levels, any or all of which could reduce returns to our stockholders.

Our reported financial information will be affected by fluctuations in the exchange rate between the U.S. dollar and certain foreign currencies.

The results of our operations are exposed to foreign exchange rate fluctuations. We are exposed primarily to fluctuations in the exchange rate between the U.S. and Canadian dollars and the exchange rate between the U.S. dollar and the Euro. Upon translation, operating results may differ from our expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. For the year ended December 31, 2016, foreign currency movements relative to the U.S. dollar negatively impacted our revenue by approximately $27 million and positively impacted earnings before taxes by approximately $3 million.

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

The Dodd-Frank Act created the CFPB, a federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates.

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

Legislation relating to consumer privacy and security may affect our ability to collect data that we use in providing our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

The evolution of legal standards and regulations around data protection and consumer privacy may affect our business. The enactment of new or amended legislation or industry regulations pertaining to consumer, public or private sector privacy issues could have a material adverse impact on our marketing services, including placing restrictions upon the collection, sharing and use of information that is currently legally available. This, in turn, could materially increase our cost of collecting certain data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow targets. In addition to the United States, Canadian and European Union regulations discussed below, we have expanded our marketing services through the acquisition of companies formed and operating in foreign jurisdictions that may be subject to additional or more stringent legislation and regulations regarding consumer or private sector privacy.

There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data that are relevant to our various business and services. In the United States, federal and state laws such as the federal Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. Regulations under these acts give cardholders the ability to “opt out” of having information generated by their credit card purchases shared with other affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us and our affiliates from using their data.

In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Similar measures were implemented in Canada beginning September 1, 2008. Regulations in both the United States and Canada give consumers the ability to “opt out,” through a national do-not-call registry and state do-not-call registries of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our clients. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties. Further, the Federal Communications Commission has approved interpretations of rules related to the Telephone Consumer Protection Act defining robo-calls broadly, which may affect our ability to contact customers and may increase our litigation exposure.

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

Canada’s Anti-Spam Legislation may restrict our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act requires, in part, that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. Failure to comply with the terms of this Act or any proposed regulations that may be adopted in the future, including a proposed private right of action that may go into effect in July 2017, could have a negative impact on our reputation and subject us to significant monetary penalties.

In the European Union, the Directive 95/46/EC of the EU Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements. In January 2012, the European Commission proposed the General Data Protection Regulation, or GDPR, a new European Union-wide legal framework to govern data sharing and collection and related consumer privacy rights. In December 2015, the EU Parliament and the EU Council reached informal agreement on the text of the GDPR, and in April 2016 both the EU Council and the EU Parliament adopted the GDPR. The new rules will go into effect on May 25, 2018. The GDPR will replace the Directive and, because it is a regulation rather than a directive, will directly apply to and bind the 28 EU Member States. Compared to the Directive, GDPR may result in greater compliance obligations, including the implementation of a number of processes and policies around our data collection and use. These and other terms of the GDPR could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant new penalties for non-compliance, with fines up to the higher of €20 million ($21 million as of December 31, 2016) or 4% of total annual worldwide revenue. Further, the European Union has also released a draft of the proposed reforms to the ePrivacy Directive that governs the use of technologies to collect consumer information. In general, GDPR, and other local privacy laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S.

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

Legislation relating to consumer protection may affect our ability to provide our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

The enactment of new or amended legislation or industry regulations pertaining to consumer protection could have a material adverse impact on our loyalty and marketing services. On December 5, 2016, the Ontario Legislature passed Bill 47, Protecting Rewards Points Act (Consumer Protection Amendment), 2016, which amended Ontario’s Consumer Protection Act, 2002 with respect to rewards points. Changes to the Ontario Consumer Protection Act effected by these amendments include, among other things:

•	changing the definition of “consumer agreement” to include agreements under which a supplier agrees to provide rewards points to a consumer;
•	changing the definition of “supplier” to include a person who supplies rewards points;
•	prohibiting suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone;
•

permitting the expiry of rewards points if a consumer agreement under which rewards points are provided is terminated by the supplier or the consumer and the consumer agreement provides for the expiry of the points;

•	permitting future regulation regarding rewards points; and
•	addressing transitional and other related matters.

These amendments to the Ontario Consumer Protection Act became effective upon receipt of Royal Assent on December 8, 2016, but have retroactive effect in that any rewards points that expired on or after October 1, 2016 must be credited back to the consumer by December 23, 2016, or 15 days following the date on which the amendments became effective. We currently anticipate that similar legislation may be enacted in some or all other Canadian provinces.

On December 31, 2011, LoyaltyOne, Co., a subsidiary of Alliance Data Systems Corporation and operator of the AIR MILES Reward Program, announced a five-year expiry policy applicable to all outstanding and future AIR MILES reward miles issued, assigning a December 31, 2016 expiration date to all AIR MILES reward miles then outstanding. The Ontario Consumer Protection Act, as amended, prohibits LoyaltyOne expiring AIR MILES reward miles in Ontario as contemplated by the expiry policy, but, subject to any future regulatory action to the contrary, will not impact LoyaltyOne’s practice of terminating a collector’s account and cancelling their AIR MILES reward miles after two years of inactivity.

As a result of the anticipated passage of the then-pending legislative changes in Ontario and the likelihood of changes in similar laws in some or all other Canadian provinces, LoyaltyOne cancelled its five-year expiry policy on December 1, 2016. As a result of the cancellation of the expiry policy, coupled with increased redemption activity in the third and fourth quarter of 2016, we changed our estimate of breakage from 26% to 20%. As a result of this change in estimate, we increased the deferred redemption liability by $284.5 million with a corresponding reduction of redemption revenue. Of that, we estimated $241.7 million was attributable to the cancellation of the expiry policy.

Further, the amendments to the Ontario Consumer Protection Act provide for further regulation, specifically with respect to the transfer of reward points and the termination and inactivity of consumer agreements. LoyaltyOne expects the Ontario Ministry of Government Services to release a draft outline of regulations and announce a consultation process in the first half of 2017.

Failure to comply with these consumer protection laws and regulations could have a negative impact on our reputation, adversely affect our ability to meet our clients’ requirements and our profitability and may increase our litigation exposure.

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

Although we have extensive physical and cyber security controls and associated procedures, our data has in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, the integrity of our data has in the past been and may in the future be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our loyalty and marketing programs. The use of our loyalty, marketing services or credit card programs could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from our clients or their customers, consumers or regulatory enforcement actions, which may adversely affect our client relationships.

Loss of data center capacity, interruption due to cyber attacks, loss of telecommunication links, computer malware or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

Our ability, and that of our third-party service providers, to protect our data centers against damage, loss or inoperability from fire, power loss, cyber attacks, telecommunications failure, computer malware and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data as well as periodically expand and upgrade our database capabilities. Any damage to our data centers, or those of our third-party service providers, any failure of our telecommunication links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to cyber attacks, could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

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

Specifically, we may be subject to anti-corruption laws and regulations, including, but not limited to, the United States’ Foreign Corrupt Practices Act, or FCPA; the United Kingdom’s Bribery Act 2010, or UKBA; and Canada’s Corruption of Foreign Public Officials Act, or CFPOA. These anti-corruption laws generally prohibit providing anything of value to foreign officials for the purpose of influencing official decisions, obtaining or retaining business, or obtaining preferential treatment and require us to maintain adequate record-keeping and internal controls to ensure that our books and records accurately reflect transactions. As part of our business, we or our partners may do business with state-owned enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA, UKBA or CFPOA. There can be no assurance that our policies, procedures, training and compliance programs will effectively prevent violation of all United States and international laws and regulations with which we are required to comply, and such a violation may subject us to penalties that could adversely affect our reputation, business, financial condition or results of operations. In addition, some of the international jurisdictions in which we operate may lack a developed legal system, have elevated levels of corruption, maintain strict currency controls, present adverse tax consequences or foreign ownership requirements, require difficult or lengthy regulatory approvals, or lack enforcement for non-compete agreements, among other obstacles.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 22, 2017, we had an aggregate of 80,256,197 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 6,737,638 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 874,648 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 22, 2017, including options to purchase approximately 12,209 shares exercisable as of February 22, 2016 or that will become exercisable within 60 days after February 22, 2016. We have reserved for issuance 1,500,000 shares of our common stock, 607,142 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2016. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

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

Delaware law, as well as provisions of our certificate of incorporation, bylaws and debt instruments, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to our stockholders. These include our Board’s authority to issue shares of preferred stock without further stockholder approval.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of December 31, 2016, we own one general office property and lease approximately 110 general office properties worldwide, comprised of approximately 4.7 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate
Location	Segment	Square Footage	Lease Expiration Date
Plano, Texas	Corporate	108,269	June 30, 2026
Columbus, Ohio	Corporate, Card Services	326,354	September 30, 2032
Toronto, Ontario, Canada	LoyaltyOne	194,018	September 30, 2017
Mississauga, Ontario, Canada	LoyaltyOne	50,908	November 30, 2019
Den Bosch, Netherlands	LoyaltyOne	132,482	December 31, 2028
Maasbree, Netherlands	LoyaltyOne	488,681	September 1, 2028
Wakefield, Massachusetts	Epsilon	184,411	December 31, 2020
Irving, Texas	Epsilon	221,898	June 30, 2026
Earth City, Missouri	Epsilon	116,783	April 30, 2022
West Chicago, Illinois	Epsilon	155,412	October 31, 2025
Bengaluru, India	Epsilon	264,459	November 24, 2026
Columbus, Ohio	Card Services	103,161	January 31, 2019
Westminster, Colorado	Card Services	120,132	June 30, 2028
Couer D’Alene, Idaho	Card Services	114,000	March 31, 2027
Westerville, Ohio	Card Services	100,800	July 31, 2024
Wilmington, Delaware	Card Services	5,198	November 30, 2020
Salt Lake City, Utah	Card Services	6,488	January 18, 2018

We believe our current and proposed facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “ADS.” The following tables set forth for the periods indicated the high and low composite per share prices as reported by the NYSE.

	High	Low
Year Ended December 31, 2016
First quarter	$275.94	$176.63
Second quarter	227.34	185.02
Third quarter	239.72	191.59
Fourth quarter	241.69	197.69

Year Ended December 31, 2015
First quarter	$301.74	$268.93
Second quarter	312.00	289.38
Third quarter	307.78	241.91
Fourth quarter	303.75	256.24

Holders

As of February 22, 2017, the closing price of our common stock was $239.87 per share, there were 55,925,301 shares of our common stock outstanding, and there were 103 holders of record of our common stock.

Dividends

On October 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock to stockholders of record at the close of business on November 3, 2016, resulting in a dividend payment of $30.0 million on December 16, 2016.

On January 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock, payable on March 17, 2017 to stockholders of record at the close of business on February 15, 2017.

Payment of future dividends is subject to declaration by our Board of Directors. Factors considered in determining dividends include, but are not limited to, our profitability, expected capital needs, and contractual restrictions. See also “Risk Factors—There is no guarantee that we will pay future dividends or repurchase shares at a level anticipated by stockholders, which could reduce returns to our stockholders.” Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Issuer Purchases of Equity Securities

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

On January 1, 2017, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2017 through December 31, 2017, subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2016:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2016:
October 1-31	94,955	$203.69	90,000	$288.9
November 1-30	160,957	211.40	158,200	255.5
December 1-31	271,219	228.15	268,231	194.3
Total	527,131	$218.63	516,431	$194.3

(1)

During the period represented by the table, 10,700 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On January 1, 2016, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of our outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion. On January 1, 2017, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2017 through December 31, 2017, subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2011, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of sixteen companies selected by us.

The companies in the peer group index are CDK Global, Inc., Discover Financial Services, Equifax, Inc., Experian PLC, Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., MasterCard Incorporated, Nielsen Holdings plc, Omnicom Group Inc., Synchrony Financial, The Dun & Bradstreet Corporation, The Interpublic Group of Companies, Inc., Total System Services, Inc., Vantiv, Inc. and WPP plc.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2011 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

AMONG ALLIANCE DATA SYSTEMS CORPORATION,

S&P 500 INDEX AND A PEER GROUP INDEX

	Alliance Data
	Systems		Peer
	Corporation	S&P 500	Group Index
December 31, 2011	$100.00	$100.00	$100.00
December 31, 2012	139.41	116.00	129.23
December 31, 2013	253.21	153.58	200.90
December 31, 2014	275.47	174.60	213.43
December 31, 2015	266.34	177.01	236.30
December 31, 2016	220.62	198.18	264.03

Our future filings with the SEC may “incorporate information by reference,” including this Form 10-K. Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.Selected Financial Data.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following table sets forth our summary historical consolidated financial information for the periods ended and as of the dates indicated. You should read the following historical consolidated financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10‑K. The fiscal year financial information included in the table below is derived from our audited consolidated financial statements.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Income statement data
Total revenue (1)	$7,138.1	$6,439.7	$5,302.9	$4,319.1	$3,641.4
Cost of operations (exclusive of amortization and depreciation disclosed separately below)	4,276.8	3,814.4	3,218.8	2,549.2	2,106.6
Provision for loan loss	940.5	668.2	425.2	345.8	285.5
General and administrative	143.2	138.5	141.5	109.1	108.0
Regulatory settlement	—	64.6	—	—	—
Earn-out obligation	—	—	105.9	—	—
Depreciation and other amortization	167.1	142.1	109.7	84.3	73.8
Amortization of purchased intangibles	345.0	350.1	203.4	131.8	93.1
Total operating expenses	5,872.6	5,177.9	4,204.5	3,220.2	2,667.0
Operating income	1,265.5	1,261.8	1,098.4	1,098.9	974.4
Interest expense, net	428.5	330.2	260.5	305.5	291.5
Income before income taxes	837.0	931.6	837.9	793.4	682.9
Provision for income taxes	319.4	326.2	321.8	297.2	260.6
Net income	$517.6	$605.4	$516.1	$496.2	$422.3
Less: Net income attributable to non-controlling interest	1.8	8.9	9.8	—	—
Net income attributable to common stockholders	$515.8	$596.5	$506.3	$496.2	$422.3

Net income attributable to common stockholders per share:
Basic	$7.37	$8.91	$8.72	$10.09	$8.44
Diluted	$7.34	$8.85	$7.87	$7.42	$6.58
Weighted average shares:
Basic	58.6	61.9	56.4	49.2	50.0
Diluted	58.9	62.3	62.4	66.9	64.1

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Adjusted EBITDA and Adjusted EBITDA, net (2)
Adjusted EBITDA	$2,095.8	$1,909.9	$1,597.2	$1,374.2	$1,191.7
Adjusted EBITDA, net	$1,880.0	$1,728.3	$1,425.5	$1,249.8	$1,073.7
Other financial data
Cash flows from operating activities	$2,088.4	$1,705.8	$1,344.2	$1,003.5	$1,134.2
Cash flows from investing activities	$(4,063.0)	$(3,362.6)	$(4,737.1)	$(1,619.4)	$(2,671.4)
Cash flows from financing activities	$2,663.4	$1,772.9	$3,516.1	$704.2	$2,209.0

Segment operating data
Credit card statements generated	279.4	242.3	212.0	192.5	166.1
Credit sales	$29,271.3	$24,736.1	$18,948.2	$15,252.3	$12,523.6
Average credit card and loan receivables	$14,085.8	$11,364.6	$8,750.1	$7,212.7	$5,927.6
AIR MILES reward miles issued	5,772.3	5,743.1	5,500.9	5,420.7	5,222.9
AIR MILES reward miles redeemed	7,071.6	4,406.3	4,100.7	4,017.5	4,040.9

	As of December 31,
	2016	2015	2014	2013	2012
	(In millions)
Balance sheet data (3)
Credit card and loan receivables, net	$15,595.9	$13,057.9	$10,673.7	$8,069.7	$6,697.7
Redemption settlement assets, restricted	324.4	456.6	520.3	510.3	492.7
Total assets	25,514.1	22,349.9	20,188.2	13,197.8	11,952.0
Deferred revenue	931.5	844.9	1,013.2	1,137.2	1,249.1
Deposits	8,391.9	5,605.9	4,759.4	2,806.8	2,219.6
Non-recourse borrowings of consolidated securitization entities	6,955.4	6,482.7	5,181.1	4,581.5	4,121.6
Long-term and other debt, including current maturities	5,601.4	5,017.4	4,158.4	2,773.7	2,825.0
Total liabilities	23,855.9	20,172.5	17,556.2	12,342.0	11,423.5
Redeemable non-controlling interest	—	167.4	235.6	—	—
Total stockholders’ equity	1,658.2	2,010.0	2,396.4	855.8	528.5

(1)	Reflects a $284.5 million reduction in revenue associated with the change in breakage rate estimate for the AIR MILES Reward Program from 26% to 20% for the year ended December 31, 2016.
(2)

See “Use of Non-GAAP Financial Measures” set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our use of adjusted EBITDA and adjusted EBITDA, net and a reconciliation to net income, the most directly comparable GAAP financial measure.

(3)

Adjusted to reflect the retrospective adoption of Accounting Standards Update, or ASU, 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The effect of the adoption of the standard was to reduce other assets and debt by $72.0 million, $75.8 million, $46.5 million and $48.1 million as of December 31, 2015, 2014, 2013 and 2012, respectively. See “Recently Adopted Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for a discussion of accounting standards adopted prospectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2016 Highlights and Recent Developments

•	Total revenue increased 11% to $7.1 billion in 2016 compared to $6.4 billion in 2015.
•	Adjusted EBITDA, net increased 9% to $1.9 billion in 2016 compared to $1.7 billion in 2015.
•	We repurchased approximately 3.8 million shares for $805.7 million in 2016.
•

We acquired 10% ownership interest in BrandLoyalty Group B.V., or BrandLoyalty, for approximately $102.0 million, which brought our ownership interest to 80%, effective January 1, 2016. We acquired the remaining 20% ownership interest in BrandLoyalty for approximately $258.8 million, which brought our ownership interest to 100%, effective April 1, 2016.

•	We purchased five credit card portfolios for total consideration paid of $1.0 billion.
•	We sold three private label credit card portfolios for total consideration received of $486.0 million.
•	In October 2016, our Board of Directors voted to expand the size of the Board to nine directors and appointed Timothy J. Theriault as a director.
•	We paid a quarterly dividend of $30.0 million, or $0.52 per share, in December 2016.
•	In December 2016, we cancelled the AIR MILES Reward Program’s five-year expiry policy due to the anticipated adoption of a new law in Ontario, Canada.

LoyaltyOne

LoyaltyOne generates revenue primarily from our coalition and short-term loyalty programs through our AIR MILES Reward Program and BrandLoyalty.

Revenue for the LoyaltyOne segment decreased 1% to $1.3 billion and adjusted EBITDA, net increased 14% to $308.9 million for the year ended December 31, 2016, in each case as compared to the prior year. Adjusted EBITDA, net excludes the impact of expiry. Revenue from our coalition loyalty program was impacted by a change in estimate of our breakage rate, discussed further below, offset in part by a 60% increase in the number of AIR MILES reward miles redeemed, as redemption activity accelerated due to the upcoming year-end expiration date. Revenue from our short-term loyalty programs increased 8% in part due to expansion into new markets. Adjusted EBITDA, net was positively impacted by the increases in revenue discussed above and our additional ownership interest in BrandLoyalty from 70% to 80% on January 1, 2016 and further to 100% on April 1, 2016.

Our short-term loyalty programs have continued their expansion into North America in 2016 with the announcement of BrandLoyalty’s signing of Lowes Foods, a regional U.S. supermarket chain. As part of this agreement, BrandLoyalty will manage a promotional campaign in 75 Lowes Foods stores in North Carolina, South Carolina and Virginia.

During the year ended December 31, 2016, we announced an expansion of our relationship with Sobeys to begin issuing AIR MILES reward miles at Needs Convenience and Sobeys express convenience store locations in all Atlantic-

Canadian provinces. In addition, we announced the signing of a new multi-year agreement with Morrisons, a U.K. grocer, to provide analytics support and consulting services.

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

AIR MILES reward miles issued during the year ended December 31, 2016 increased 1% as compared to the year ended December 31, 2015. Issuance, in particular during the fourth quarter of 2016, slowed as promotional activity by our sponsors lessened due to the negative media attention surrounding expiry. For 2017, we expect approximately 3% issuance growth. AIR MILES reward miles redeemed increased 60% during the year ended December 31, 2016, as collectors redeemed their AIR MILES reward miles in advance of the expiry policy under which AIR MILES reward miles older than five years were expected to expire effective December 31, 2016. We expect AIR MILES reward miles redeemed to lessen in 2017 and more closely resemble historical trends. AIR MILES reward miles collected in the AIR MILES Cash program option represented approximately 24% of the AIR MILES reward miles issued and 17% of the AIR MILES reward miles redeemed for 2016.

In the fourth quarter of 2016, a Private Member’s Public Bill was initially introduced to the Ontario Legislature that would prohibit the expiry of miles. On December 5, 2016, the Ontario Legislature passed Bill 47, Protecting Rewards Points Act (“Bill 47”), which amended Ontario's Consumer Protection Act, 2002 (the “Ontario Consumer Protection Act”) with respect to rewards points. Changes to the Ontario Consumer Protection Act affected by these amendments include, among other things:

•	changing the definition of “consumer agreement” to include agreements under which a supplier agrees to provide rewards points to a consumer;
•	changing the definition of “supplier” to include a person who supplies rewards points;
•	prohibiting suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone;
•

permitting the expiry of rewards points if a consumer agreement under which rewards points are provided is terminated by the supplier or the consumer and the consumer agreement provides for the expiry of the points;

•	permitting future regulation regarding rewards points; and
•	addressing transitional and other related matters.

These amendments to the Ontario Consumer Protection Act became effective upon receipt of Royal Assent on December 8, 2016. We currently anticipate that similar legislation may be enacted in some or all other Canadian provinces.

On December 1, 2016, with anticipated passage of the then-pending legislative changes in Ontario and the likelihood of changes in similar laws in some or all other Canadian provinces, LoyaltyOne cancelled its five-year expiry policy, which was implemented by our AIR MILES Reward Program on December 31, 2011 and expected to take effect on December 31, 2016. As a result of the cancellation of the expiry policy, coupled with increased redemption activity in the third and fourth quarter of 2016, we changed our estimate of breakage from 26% to 20%. As a result of this change in estimate, we increased the deferred redemption liability by $284.5 million with a corresponding reduction of redemption revenue. Of that, we estimated $241.7 million was attributable to the cancellation of the expiry policy.

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

Revenue increased 1% to $2.2 billion and adjusted EBITDA, net decreased 6% to $480.2 million for the year ended December 31, 2016 as compared to the prior year. Digital and technology platforms revenue increased 7%, driven by strength in CRM services and our automotive vertical. These strengths were offset in part by weakness in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals. Adjusted EBITDA was negatively impacted by increased payroll costs for the year ended December 31, 2016. For 2017, we expect revenue and adjusted EBITDA to grow approximately 4%.

During the year ended December 31, 2016, we announced the signing of new multi-year agreements with the following clients:

•	Lamps Plus, a national lighting retailer, to provide targeted email marketing services;
•	Amica Mutual Insurance Company, a national insurer, to provide targeted email marketing services;
•	Shire plc, a global biotechnology company, to build and host a database platform and provide database marketing services;
•

Del Monte Foods, a national food producer and distributor, to develop a multi-channel creative campaign and communications plan and provide marketing services; in addition, Epsilon was named the agency of record;

•	Brookdale Senior Living, a national provider of senior living communities, to provide strategic creative, account management and analytics services;
•	CNO Financial Group, Inc., a national holding company to insurers, to build a database platform and provide database marketing services;
•	Red Roof, a leading economy hotel chain in the United States, to provide email services; and
•

Gemological Institute of America, an independent nonprofit organization recognized as the world’s foremost authority in gemology, to develop an integrated campaign to increase consumer awareness; in addition, Epsilon was named the agency of record.

Further, we announced the signing of a new expanded agreement with Road Scholar, a not-for-profit educational organization, to provide digital advertising services in addition to the consumer database marketing services currently provided.

Card Services

Card Services provides risk management solutions, account origination, funding services, transaction processing, marketing, customer care and collection services for our more than 160 private label retail and co-brand credit card programs.

Revenue, generated primarily from finance charges and late fees as well as other servicing fees, increased 24% to $3.7 billion and adjusted EBITDA, net increased 14% to $1.2 billion for the year ended December 31, 2016 as compared to the prior year. These increases were driven by higher average credit card and loan receivables. Credit sales and average credit card and loan receivables increased 18% and 24%, respectively, for the year ended December 31, 2016 as compared to the prior year as a result of recent client signings and credit card portfolio acquisitions. For 2017, we expect credit card and loan receivables to grow approximately 15%, gross yields to remain stable, and adjusted EBITDA, net to increase 8% to 10%.

Delinquency rates were 4.8% of principal credit card and loan receivables at December 31, 2016 as compared to 4.2% at December 31, 2015. The principal net charge-off rate was 5.1% for the year ended December 31, 2016 as compared to 4.5% for the year ended December 31, 2015. For the year ended December 31, 2017, we expect our charge-off rate to be in the mid-5% range.

During the year ended December 31, 2016, we announced the signing of new multi-year agreements and renewals with the following clients:

•	Boscov’s Department Store, LLC, a national department store chain, to provide private label credit card services;

•	Hot Topic Inc., a mall and web-based specialty retailer of music and pop culture-based licensed and influenced apparel and accessories, to provide private label credit card services;
•	Century 21 Department Store, a discount department store chain, to provide private label credit card services;
•	Bed Bath & Beyond Inc., a retailer of domestic merchandise and home furnishings, to develop a co-brand credit card program;
•	Forever 21, Inc., a fashion retailer, to provide private label and co-brand credit card services;
•	Ulta Beauty, a beauty retailer, to provide private label and co-brand credit card services;
•	Williams-Sonoma, a home and kitchen furnishings retailer, to provide private label and co-brand credit card services, and we acquired their co-brand credit card portfolio in the third quarter of 2016;
•	The Children’s Place, a children’s apparel retailer, to provide private label credit card services, and we acquired their private label credit card portfolio in the fourth quarter of 2016;
•	RH, Restoration Hardware, a luxury home furnishings retailer, to continue providing private label credit card services; and
•	J.Jill, a leading omni-channel fashion retailer of women's apparel, accessories and footwear, to continue providing private label credit card services.

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

In 2016, adjusted EBITDA excluded the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016. In 2015, adjusted EBITDA excluded costs associated with the consent orders with the FDIC, and in 2014, adjusted EBITDA excluded business acquisition costs related to the acquisition of Conversant and the contingent consideration incurred as a result of the earn-out obligation associated with the BrandLoyalty acquisition. These costs, as well as stock compensation expense, were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Net income	$517.6	$605.4	$516.1	$496.2	$422.2
Stock compensation expense	76.5	91.3	72.5	59.2	50.5
Provision for income taxes	319.4	326.2	321.8	297.2	260.6
Interest expense, net	428.5	330.2	260.5	305.5	291.5
Depreciation and other amortization	167.1	142.1	109.7	84.3	73.8
Amortization of purchased intangibles	345.0	350.1	203.4	131.8	93.1
Impact of expiry (1)	241.7	—	—	—	—
Regulatory settlement (2)	—	64.6	—	—	—
Earn-out obligation (3)	—	—	105.9	—	—
Business acquisition costs (4)	—	—	7.3	—	—
Adjusted EBITDA	$2,095.8	$1,909.9	$1,597.2	$1,374.2	$1,191.7
Less: Securitization funding costs	125.6	97.1	91.1	95.3	92.8
Less: Interest expense on deposits	84.7	53.6	37.5	29.1	25.2
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	30.9	43.1	—	—
Adjusted EBITDA, net	$1,880.0	$1,728.3	$1,425.5	$1,249.8	$1,073.7

(1)	Represents the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016.
(2)	Represents costs associated with the consent orders with the FDIC to provide restitution to eligible customers and $2.5 million in civil penalties.
(3)	Represents additional contingent consideration as a result of the earn-out obligation associated with the acquisition of our 60 percent ownership interest in BrandLoyalty in 2014.
(4)	Represents expenditures directly associated with the acquisition of Conversant in 2014.

Consolidated Results of Operations

	Year Ended December 31,			% Change
				2016	2015
	2016	2015	2014	to 2015	to 2014
	(in millions, except percentages)
Revenues
Transaction	$278.4	$336.8	$337.4	(17)%	—%
Redemption	993.6	1,028.4	1,053.2	(3)	(2)
Finance charges, net	3,639.7	2,871.2	2,303.7	27	25
Marketing services	2,019.7	2,006.5	1,438.7	1	39
Other revenue	206.7	196.8	169.9	5	16
Total revenue	7,138.1	6,439.7	5,302.9	11	21
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	4,276.8	3,814.4	3,218.8	12	19
Provision for loan loss	940.5	668.2	425.2	41	57
General and administrative	143.2	138.5	141.5	3	(2)
Regulatory settlement	—	64.6	—	(100)	100
Earn-out obligation	—	—	105.9	—	(100)
Depreciation and other amortization	167.1	142.1	109.7	18	30
Amortization of purchased intangibles	345.0	350.1	203.4	(1)	72
Total operating expenses	5,872.6	5,177.9	4,204.5	13	23
Operating income	1,265.5	1,261.8	1,098.4	—	15
Interest expense
Securitization funding costs	125.6	97.1	91.1	29	7
Interest expense on deposits	84.7	53.6	37.5	58	43
Interest expense on long-term and other debt, net	218.2	179.5	131.9	22	36
Total interest expense, net	428.5	330.2	260.5	30	27
Income before income tax	837.0	931.6	837.9	(10)	11
Provision for income taxes	319.4	326.2	321.8	(2)	1
Net income	$517.6	$605.4	$516.1	(15)%	17%

Key Operating Metrics:
Credit card statements generated	279.4	242.3	212.0	15%	14%
Credit sales	$29,271.3	$24,736.1	$18,948.2	18%	31%
Average credit card and loan receivables	$14,085.8	$11,364.6	$8,750.1	24%	30%
AIR MILES reward miles issued	5,772.3	5,743.1	5,500.9	1%	4%
AIR MILES reward miles redeemed	7,071.6	4,406.3	4,100.7	60%	7%

Year ended December 31, 2016 compared to the year ended December 31, 2015

Revenue.  Total revenue increased $698.4 million, or 11%, to $7.1 billion for the year ended December 31, 2016 from $6.4 billion for the year ended December 31, 2015. The net increase was due to the following:

•

Transaction.  Revenue decreased $58.4 million, or 17%, to $278.4 million for the year ended December 31, 2016 primarily due to a reduction in other servicing fees charged to our credit cardholders, which decreased $54.5 million due to changes in program fee structures, as well as a $21.8 million reduction in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with new clients. These decreases were offset in part by an $8.8 million increase in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services.

•

Redemption.  Revenue decreased $34.8 million, or 3%, to $993.6 million for the year ended December 31, 2016. Revenue from our coalition loyalty program decreased $77.7 million due to the impact of the change in breakage from 26% to 20%, which reduced revenue by $284.5 million. The decrease in redemption revenue was offset in part by a 60% increase in AIR MILES reward miles redeemed. Additionally, redemption revenue for our short-term loyalty programs increased $42.9 million with strong growth from existing and new markets, as North American expansion efforts continue to progress.

•

Finance charges, net.  Revenue increased $768.4 million, or 27%, to $3.6 billion for the year ended December 31, 2016.  This increase was driven by an increase in average credit card and loan receivables, which increased revenue $771.3 million through a combination of recent credit card portfolio acquisitions and strong cardholder spending. Our net finance charge yield was comparable year-over-year.

•	Marketing services. Revenue increased $13.2 million, or 1%, to $2.0 billion for the year ended December 31, 2016 as growth in our CRM services was offset by weakness in our agency offerings.
•	Other revenue. Revenue increased $9.9 million, or 5%, to $206.7 million for the year ended December 31, 2016 due to additional consulting services provided by Epsilon.

Cost of operations.  Cost of operations increased $462.4 million, or 12%, to $4.3 billion for the year ended December 31, 2016 as compared to $3.8 billion for the year ended December 31, 2015. The increase resulted from the following:

•

Within the LoyaltyOne segment, cost of operations increased $213.3 million primarily due to an increase in cost of redemptions of $192.2 million associated with the 60% increase in AIR MILES reward miles redeemed and the increase in redemption revenue for our short-term loyalty programs.

•

Within the Epsilon segment, cost of operations increased $28.1 million with a $26.5 million increase in payroll and benefit expenses due in part to duplicative cost of our India operations, and severance costs.

•

Within the Card Services segment, cost of operations increased by $223.0 million. Payroll and benefit expenses increased $72.4 million due to an increase in the number of associates to support growth, and marketing expenses increased $19.8 million due to growth in credit sales. Other operating expenses increased $130.8 million as a result of higher data processing expenses and credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $272.3 million, or 41%, to $940.5 million for the year ended December 31, 2016 as compared to $668.2 million for the year ended December 31, 2015. The increase in the provision for loan loss was driven by higher credit card and loan receivables as well as an increase in net losses. The net charge-off rate was 5.1% for the year ended December 31, 2016 as compared to 4.5% for the year ended December 31, 2015.  Delinquency rates were 4.8% of principal credit card and loan receivables at December 31, 2016 as compared to 4.2% at December 31, 2015.

General and administrative.  General and administrative expenses increased $4.7 million, or 3%, to $143.2 million for the year ended December 31, 2016 as compared to $138.5 million for year ended December 31, 2015. Lower discretionary benefits in 2016 were more than offset by an increase in charitable contributions in the current year period and net foreign currency exchange gains recognized in the prior year period.

Regulatory settlement.  For the year ended December 31, 2015, we incurred approximately $64.6 million in expenses primarily associated with consent orders with the FDIC to provide restitution of approximately $61.5 million to eligible customers and $2.5 million in civil money penalties to the FDIC.

Depreciation and other amortization.  Depreciation and other amortization increased $25.0 million, or 18%, to $167.1 million for the year ended December 31, 2016, as compared to $142.1 million for the year ended December 31, 2015, due to additional amortization on capitalized software projects as well as assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $5.1 million, or 1%, to $345.0 million for the year ended December 31, 2016, as compared to $350.1 million for the year ended December 31, 2015, as the amortization associated with the intangibles for acquired portfolio premiums was offset by certain fully amortized intangible assets.

Interest expense, net.  Total interest expense, net increased $98.3 million, or 30%, to $428.5 million for the year ended December 31, 2016 as compared to $330.2 million for the year ended December 31, 2015. The increase was due to the following:

•

Securitization funding costs.  Securitization funding costs increased $28.5 million due to an 18% increase in average borrowings with a 20 basis point increase in average interest rates as compared to the prior year.

•	Interest expense on deposits. Interest expense on deposits increased $31.1 million due to higher average deposits and higher average interest rates.

•

Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $38.7 million as a result of the €300.0 million senior notes due 2023 issued in November 2015, which increased interest expense by $15.3 million, the $500.0 million senior notes due 2021 issued in October 2016, which increased interest expense by $5.2 million, and higher average balances related to the credit facility resulting from the incremental term loan borrowings as well as higher average interest rates due to the increase in the LIBOR rate, which increased interest expense by $18.4 million.

Taxes. Income tax expense decreased $6.8 million, or 2%, to $319.4 million for the year ended December 31, 2016 from $326.2 million for the year ended December 31, 2015 with an increase in the effective tax rate being more than offset by a decline in taxable income. The effective tax rate for the year ended December 31, 2016 increased to 38.2% as compared to 35.0% for the year ended December 31, 2015. Our year-over-year effective tax rate increase resulted primarily from the 2016 mix of earnings between U.S. and foreign jurisdictions, particularly the decrease in lower taxed Canadian earnings related to the change in estimate of our breakage rate.

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

•

Redemption. Revenue decreased $24.8 million, or 2%, to $1.0 billion for the year ended December 31, 2015. Redemption revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $184.5 million decrease in revenue. This decrease was offset in part by a greater number of short-term loyalty programs in the market during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

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

Cost of operations.  Cost of operations increased $0.6 billion, or 19%, to $3.8 billion for the year ended December 31, 2015 as compared to $3.2 billion for the year ended December 31, 2014. The increase resulted from the following:

•

Within the LoyaltyOne segment, cost of operations decreased $5.9 million, impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $185.9 million decrease in cost of operations. In local currency, cost of operations increased due to an increase in cost of redemptions associated with the number of short-term loyalty programs in market during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

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

Segment Revenue and Adjusted EBITDA, net

	Year Ended December 31,			% Change
				2016	2015
	2016	2015	2014	to 2015	to 2014
	(in millions, except percentages)
Revenue:
LoyaltyOne	$1,337.9	$1,352.6	$1,406.9	(1)%	(4)%
Epsilon	2,155.2	2,140.7	1,522.4	1	41
Card Services	3,675.0	2,974.4	2,395.1	24	24
Corporate/Other	0.3	0.3	0.5	nm *	nm *
Eliminations	(30.3)	(28.3)	(22.0)	nm *	nm *
Total	$7,138.1	$6,439.7	$5,302.9	11%	21%
Adjusted EBITDA, net (1):
LoyaltyOne	$308.9	$270.6	$307.5	14%	(12)%
Epsilon	480.2	508.4	309.1	(6)	64
Card Services	1,213.3	1,068.7	920.9	14	16
Corporate/Other	(122.4)	(119.4)	(112.0)	3	7
Total	$1,880.0	$1,728.3	$1,425.5	9%	21%

(1)

Adjusted EBITDA, net is equal to net income, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and amortization, amortization of purchased intangibles, impact of expiry, regulatory settlement, business acquisition costs and the earn-out obligation related to the BrandLoyalty acquisition less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. For a reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

*not meaningful

Year ended December 31, 2016 compared to the year ended December 31, 2015

Revenue.  Total revenue increased $698.4 million, or 11%, to $7.1 billion for the year ended December 31, 2016 from $6.4 billion for the year ended December 31, 2015. The net increase was due to the following:

•

LoyaltyOne.  Revenue decreased $14.7 million, or 1%, to $1.3 billion for the year ended December 31, 2016 as revenue was negatively impacted $284.5 million due to our change in the breakage rate from 26% to 20% in December 2016, offset in part by an increase in redemption revenue due to the 60% increase in AIR MILES reward miles redeemed, and an 8% increase in revenue from our short-term loyalty programs in part due to expansion into new markets.

•

Epsilon.  Revenue increased $14.5 million, or 1%, to $2.2 billion for the year ended December 31, 2016 due to strength in CRM services as well as strength in our automotive platforms. This increase was offset in part by a decrease in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals.

•

Card Services.  Revenue increased $700.6 million, or 24%, to $3.7 billion for the year ended December 31, 2016, driven by a $768.4 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Other servicing fees decreased $54.5 million primarily due to changes in program fee structures.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $151.7 million, or 9%, to $1.9 billion for the year ended December 31, 2016 from $1.7 billion for the year ended December 31, 2015. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net increased $38.3 million, or 14%, to $308.9 million for the year ended December 31, 2016 and adjusted EBITDA margins remained relatively consistent between periods. Adjusted EBITDA, net was positively impacted by the increase of our ownership of BrandLoyalty, which increased to 80% effective January 1, 2016 and to 100% effective April 1, 2016. The portion of adjusted EBITDA attributable to the non-controlling interest decreased to $5.5 million for the year ended December 31, 2016, as compared to $30.9 million for the year ended December 31, 2015, resulting in a $25.4 million increase to adjusted EBITDA, net.

•

Epsilon.  Adjusted EBITDA, net decreased $28.2 million, or 6%, to $480.2 million for the year ended December 31, 2016, primarily due to an increase in payroll costs of $41.2 million in the current year, offset in part by the increase in revenue discussed above.

•

Card Services.  Adjusted EBITDA, net increased $144.6 million, or 14%, to $1.2 billion for the year ended December 31, 2016.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from an increase in both credit card and loan receivables and net losses.

•

Corporate/Other.  Adjusted EBITDA, net decreased $3.0 million to a loss of $122.4 million for the year ended December 31, 2016, due in part to net foreign currency exchange gains recognized in the prior year related to the settlement of the contingent liability associated with the BrandLoyalty acquisition, offset by lower payroll costs in the current year.

Year ended December 31, 2015 compared to the year ended December 31, 2014

Revenue.  Total revenue increased $1.1 billion, or 21%, to $6.4 billion for the year ended December 31, 2015 from $5.3 billion for the year ended December 31, 2014. The net increase was due to the following:

•

LoyaltyOne. Revenue decreased $54.2 million, or 4%, to $1.4 billion for year ended December 31, 2015. Revenue was negatively impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in a $234.7 million decrease in revenue. This decrease was offset in part by a greater number of short-term loyalty programs in the market during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

•

Epsilon. Revenue increased $618.3 million, or 41%, to $2.1 billion for the year ended December 31, 2015. The Conversant acquisition contributed $537.9 million to the increase in revenue. Excluding the Conversant acquisition, Epsilon’s revenue increased $80.4 million due to growth in services for existing clients, database builds completed and placed into production for new clients, and strength in the automotive vertical, which offset weakness in our agency offerings.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	December 31,	% of	December 31,	% of
	2016	Total	2015	Total
	(In millions, except percentages)
Receivables outstanding - principal	$15,754.0	100.0%	$13,196.4	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	249.8	1.6%	178.5	1.4%
61 to 90 days	169.3	1.1	124.1	0.9
91 or more days	337.8	2.1	257.0	1.9
Total	$756.9	4.8%	$559.6	4.2%

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

	Year Ended December 31,
	2016	2015	2014
	(In millions, except percentages)
Average credit card and loan receivables	$14,085.8	$11,364.6	$8,750.1
Net charge-offs of principal receivables	723.0	512.3	370.7
Net charge-offs as a percentage of average credit card and loan receivables	5.1%	4.5%	4.2%

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt, our credit card securitization program, deposits issued by Comenity Bank and Comenity Capital Bank and equity securities. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources.

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

Cash Flow Activity

Operating Activities.  We generated cash flow from operating activities of $2.1 billion and $1.7 billion for the years ended December 31, 2016 and 2015, respectively. The increase in operating cash flows of $382.6 million during the year ended December 31, 2016 as compared to the prior year was due to non-cash charges to income, such as the increase in the provision for loan loss and impact of expiry, offset in part by lower net income and an increase in cash used in working capital, due primarily to decreases in deferred revenue and increases in trade receivables during the current year. Additionally, the settlement of the contingent liability associated with the BrandLoyalty acquisition in February 2015 negatively impacted our operating cash flow in the prior year.

Investing Activities. Cash used in investing activities was $4.1 billion and $3.4 billion for the years ended December 31, 2016 and 2015, respectively. Significant components of investing activities are as follows:

•

Redemption settlement assets. Cash increased $148.7 million for the year ended December 31, 2016 and decreased $22.4 million for the year ended December 31, 2015. The increase in cash in the current year period was due to the increased redemptions in the second half of the year which decreased the balance of the redemption settlement assets.

•

Credit card and loan receivables funding. Cash decreased $3.5 billion and $2.9 billion for the years ended December 31, 2016 and 2015, respectively, due to growth in our credit card and loan receivables in both years.

•

Purchase of credit card portfolios. During the year ended December 31, 2016, we paid $1.0 billion to acquire five credit card portfolios. During the year ended December 31, 2015, we paid $243.2 million to acquire one credit card portfolio.

•

Proceeds from sale of credit card portfolios. During the year ended December 31, 2016, we received $486.0 million from the sale of three credit card portfolios. During the year ended December 31, 2015, we sold one credit card portfolio for cash proceeds of $26.9 million.

•

Capital expenditures. Cash paid for capital expenditures was $207.0 million and $191.7 million for the years ended December 31, 2016 and 2015, respectively. We anticipate capital expenditures to continue to be approximately 3% of annual revenue.

Financing Activities. Cash provided by financing activities was $2.7 billion and $1.8 billion for the years ended December 31, 2016 and 2015, respectively. Significant components of investing activities are as follows:

•

Debt. Cash increased $600.9 million in net borrowings for the year ended December 31, 2016, primarily driven by the $500.0 million issuance of senior notes due 2021 and €190.0 million in term loan borrowings under the 2016 BrandLoyalty Credit Agreement. Cash increased $859.1 million in net borrowings for the year ended December 31, 2015, primarily driven by the €300.0 million issuance of senior notes due 2023 in November 2015 and incremental term loan borrowings of $200.0 million in September 2015.

•

Deposits. Cash increased $2.8 billion and $848.8 million for the years ended December 31, 2016 and 2015, respectively, due to net issuances of deposits to support the growth of credit card receivables.

•

Non-recourse borrowings of consolidated securitization entities. Cash increased $474.4 million and $1.3 billion for the years ended December 31, 2016 and 2015, respectively, due to net borrowings under the asset-backed term notes and conduit facilities.

•

BrandLoyalty non-controlling interest and contingent liability. For the year ended December 31, 2016, we paid $360.7 million to acquire the remaining 30% ownership interest in BrandLoyalty. For the year ended December 31, 2015, we paid $205.9 million to settle the BrandLoyalty contingent liability and $87.4 million to acquire an additional 10% ownership interest in BrandLoyalty.

•	Treasury shares. Cash paid for treasury shares was $798.8 million and $951.6 million for the years ended December 31, 2016 and 2015, respectively.

Debt

Long-term and Other Debt

During the year ended December 31, 2016, we extended the maturity of certain term loans with principal amount of $200.0 million from September 2016 to September 2017. In addition, we exercised the accordion feature to borrow incremental term loans in the aggregate principal amount of $277.5 million and increased the commitments under our revolving line of credit by $22.5 million. These borrowings bear interest at the same rates as, and are generally subject to the same terms as, the credit facility.

As of December 31, 2016, we had $235.0 million outstanding under our revolving line of credit and total availability of $1.1 billion. Our total leverage ratio, as defined in our credit agreement, was 2.7 to 1 at December 31, 2016, as compared to the maximum covenant ratio of 3.5 to 1.

In June 2016, BrandLoyalty amended its credit agreement. The BrandLoyalty credit agreement, as amended, provides for €190.0 million in term loans and extends the maturity of the €62.5 million committed revolving line of credit and €62.5 million uncommitted revolving line of credit. The credit agreement matures on June 10, 2020, with reductions in commitments for each of the revolving lines of credit of €25.0 million in August 2018. As of December 31, 2016, the amount outstanding under the revolving lines of credit is €66.9 million ($70.3 million).

In October 2016, we issued $500.0 million aggregate principal amount of 5.875% senior notes due November 1, 2021, or the Senior Notes due 2021. The Senior Notes due 2021 accrue interest on the principal amount at the rate of 5.875% per annum from October 27, 2016, payable semiannually in arrears, on May 1 and November 1 of each year, beginning on May 1, 2017.

As of December 31, 2016, we were in compliance with our debt covenants.

See Note 11, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with securities brokerage firms. As of December 31, 2016, Comenity Bank and Comenity Capital Bank had $2.5 billion in money market deposits outstanding with interest rates ranging from 0.51% to 2.37%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2017 and November 2021 and with effective annual interest rates ranging from 0.60% to 2.80%. As of December 31, 2016, we had $5.9 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Securitization Program

We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, or Master Trust I, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust III, or Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Master Note Trust, or the WFC Trust. These securitization programs are a principal vehicle through which we finance Comenity Bank’s and Comenity Capital Bank’s credit card receivables. Historically, we have used both public and private term asset-backed securitization transactions as well as private conduit facilities as sources of funding for our credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

During the year ended December 31, 2016, Master Trust I issued $1.8 billion of asset-backed term notes with various maturities ranging between August 2018 and June 2021, of which $0.4 billion were retained by us and eliminated from the consolidated balance sheets. Additionally, $1.4 billion of asset-backed term notes matured and were repaid, of which $0.4 billion were retained by us and eliminated from the consolidated balance sheets.

As of December 31, 2016, the WFN Trusts and the WFC Trust had approximately $11.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts. We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by Comenity Bank and Comenity Capital Bank. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the asset-backed securitization markets at the time.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of December 31, 2016, total capacity under the conduit facilities was $3.0 billion, of which $2.3 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from May 2017 to November 2018 with variable interest rates ranging from 1.86% to 1.96% as of December 31, 2016.

In November 2016, the WFC Trust renewed its 2009-VFN conduit facility, increasing the capacity from $1.05 billion to $1.4 billion and extending the maturity to November 1, 2018.

In December 2016, Master Trust I amended its 2009-VFN conduit facility, extending the maturity to November 30, 2018.

The following table shows the maturities of borrowing commitments as of December 31, 2016 for the WFN Trusts and the WFC Trust by year:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Term notes	$950.0	$1,341.0	$1,174.0	$475.0	$682.5	$—	$4,622.5
Conduit facilities (1)	900.0	2,100.0	—	—	—	—	3,000.0
Total (2)	$1,850.0	$3,441.0	$1,174.0	$475.0	$682.5	$—	$7,622.5

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $2.2 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the consolidated financial statements.

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

Stock Repurchase Programs

On January 1, 2016, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2016 through December 31, 2016. On February 15, 2016, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of our outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion. During the year ended December 31, 2016, we repurchased approximately 3.8 million shares of our common stock for an aggregate amount of $805.7 million.

On January 1, 2017, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2017 through December 31, 2017, subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

On January 30, 2017, under the authorization of the existing 2017 repurchase program, we entered into a $350.0 million fixed dollar accelerated share repurchase agreement (“ASR Agreement”), with an investment bank counterparty. Pursuant to the ASR Agreement, we received an initial delivery of 1.4 million shares of our common stock at a price per share of $227.95 on February 6, 2017. The final settlement, and delivery of additional shares if any, is scheduled for April 17, 2017, but can be accelerated by the counterparty. The final settlement is based upon the volume weighted average price of our common stock, purchased by the counterparty during the period, less a specified discount, subject to a collar with a specified forward cap price and forward cap floor.

Dividends

On October 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock to stockholders of record at the close of business on November 3, 2016, resulting in a dividend payment of $30.0 million on December 16, 2016.

On January 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock, payable on March 17, 2017 to stockholders of record at the close of business on February 15, 2017.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Our future cash payments associated with our contractual obligations and commitments to make future payments by type and period as of December 31, 2016 are summarized below:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Deposits (1)	$4,770.6	$2,590.0	$1,251.4	$—	$—	$—	$8,612.0
Non-recourse borrowings of consolidated securitization entities (1)	1,759.0	4,298.6	1,185.4	—	—	—	7,243.0
Long-term and other debt (1)	1,031.6	413.0	2,720.5	739.7	577.5	965.3	6,447.6
Operating leases	97.4	78.6	70.9	66.6	55.7	320.6	689.8
Capital leases	2.4	2.3	1.5	—	—		6.2
Software licenses	1.0	1.0	0.3	0.3	—	—	2.6
ASC 740 obligations (2)	—	—	—	—	—	—	—
Purchase obligations (3)	459.8	98.2	85.7	52.7	—	—	696.4
Total	$8,121.8	$7,481.7	$5,315.7	$859.3	$633.2	$1,285.9	$23,697.6

(1)

The deposits, non-recourse borrowings of consolidated securitization entities and long-term and other debt represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2016, applied to the contractual repayment period.

(2)	ASC 740 obligations do not reflect unrecognized tax benefits of $228.9 million, of which the timing remains uncertain.
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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Common Equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least

10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Common Equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases. As of December 31, 2016, Comenity Bank’s Common Equity Tier 1 capital ratio was 13.6%, Tier 1 capital ratio was 13.6%, total capital ratio was 14.9% and leverage ratio was 13.0%, and Comenity Bank was not subject to a capital directive order. As of December 31, 2016, Comenity Capital Bank’s Common Equity Tier 1 capital ratio was 13.1%, Tier 1 capital ratio was 13.1%, total capital ratio was 14.4% and leverage ratio was 13.8%, and Comenity Capital Bank was not subject to a capital directive order. Comenity Bank and Comenity Capital Bank are considered well capitalized.

On September 8, 2015, Comenity Bank and Comenity Capital Bank each entered into a consent order with the FDIC in settlement of the FDIC’s review of Comenity Bank and Comenity Capital Bank’s practices regarding the marketing, promotion and sale of certain add-on products. Comenity Bank and Comenity Capital Bank entered into the consent orders for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the orders.

Under the consent orders, Comenity Bank and Comenity Capital Bank were required to collectively provide restitution of approximately $61.5 million to eligible customers for actions occurring between January 2008 and September 2014. In addition, Comenity Bank and Comenity Capital Bank collectively agreed to pay $2.5 million in civil money penalties to the FDIC. The civil penalties to the FDIC have been paid as of December 31, 2015. As of December 31, 2016, we had satisfied our restitution obligations to the eligible customers under these consent orders. Before the FDIC’s review began, Comenity Bank and Comenity Capital Bank made changes to these add-on products, and they believe their current business practices substantially address the FDIC’s concerns; however, Comenity Bank and Comenity Capital Bank also agreed to make further enhancements to their compliance and other processes related to the marketing, promotion and sale of these add-on products.

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

If we used different assumptions in estimating net losses that could be incurred, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in our estimate of incurred net loan losses could have resulted in a change of approximately $161 million in the allowance for loan loss at December 31, 2016, with a corresponding change in the provision for loan loss.

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

AIR MILES Reward Program. The AIR MILES Reward Program collects fees from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred. Under certain of our contracts, a portion of the consideration is paid to us upon the issuance of AIR MILES reward miles and a portion is paid at the time of redemption and therefore, we do not have a redemption obligation related to these contracts.

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

Total consideration from the issuance of AIR MILES reward miles is allocated to three elements, the redemption element, the service element, and the brand element, based on the relative selling price method.

The fair value of each element was determined using management’s estimated selling price for that respective element. The objective of using the estimated selling price methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The best estimate of selling price for the redemption element and the service element are based on cost plus a reasonable margin. The estimated selling price of the brand element is determined using a relief from royalty approach. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods, including discounted cash flows and available market data in consideration of applicable margins and royalty rates to utilize. In addition, the number of AIR MILES reward miles issued and redeemed are factored into our estimates, as we estimate the selling prices and volumes over the term of the respective agreements in order to determine the allocation of consideration to each of the elements delivered. The redemption element incorporates the expected number of AIR MILES reward miles to be redeemed, and therefore, the amount of redemption revenue recognized is subject to our estimate of breakage, or those AIR MILES reward miles that we estimate will remain unredeemed by the collector base. Additionally, the estimated life of an AIR MILES reward mile impacts the timing of revenue recognition.

Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure.

On December 1, 2016, in advance of the passing of Bill 47 in Ontario, we cancelled the five-year expiry policy, under which the first AIR MILES reward miles older than five years were expected to expire effective December 31, 2016. We believe the expiry policy represented 4% to 5% of our estimate of breakage. With the cancellation of that policy, coupled with heightened redemptions in the third and fourth quarter of 2016, on December 1, 2016, we changed our estimate of breakage from 26% to 20%. Our cumulative redemption rate, which represents program to date redemptions divided by program to date issuance, is 69% as of December 31, 2016. We expect the ultimate redemption rate, without the application of an expiry policy, will approximate 80% based on our historical redemption patterns, statistical regression models, and consideration of enacted program changes, as applicable. As a result of this change in estimate, we increased the deferred redemption liability by $284.5 million with a corresponding reduction of redemption revenue.

There have been no changes to management’s estimate of the life of an AIR MILES reward mile in the periods presented in the financial statements. We estimate that a change to the estimated life of an AIR MILES reward mile of one month would impact revenue by approximately $5 million.

Should there be a change in collector behavior, this could result in a change in our estimates of breakage or life of an AIR MILES reward mile.

As of December 31, 2016, we had $931.5 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 13, “Deferred Revenue,” of the Notes to Consolidated Financial Statements.

Goodwill.

We test goodwill for impairment annually, as of July 31, or when events and circumstances change that would indicate the carrying amount may not be recoverable. In evaluating goodwill for impairment, we must estimate the fair value of the reporting units to which the goodwill relates. As of December 31, 2016, we had goodwill of approximately $3.8 billion. The following table presents the December 31, 2016 goodwill by reporting unit as well as the percentage by which fair value of the reporting units exceeded carrying value as of the 2016 annual impairment test:

		Approximate
Reporting Unit	Goodwill	Excess Fair Value %
	(In millions, except percentages)
Card Services	$261.7	280 - 340%
LoyaltyOne excluding BrandLoyalty	186.2	340 - 370%
BrandLoyalty	467.1	85 - 100%
Epsilon excluding Conversant	1,235.4	20 - 35%
Conversant	1,650.3	10 - 15%
Total	$3,800.7

We estimated the fair value of the reporting units using both an income- and market-based approach. Our income-based approach utilizes a discounted cash flow analysis based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, the discount rate and other assumptions that are judgmental in nature. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. The market-based approach involves an analysis of market multiples of revenues and earnings to a group of comparable public companies and recent transactions, if any, involving comparable companies. While the guideline companies in the market-based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units. In addition, we also consult independent valuation experts where needed in applying these valuation techniques.

We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market-based valuation approach.

As with all assumptions, there is an inherent level of uncertainty and actual results, to the extent they differ from those assumptions, could have a material impact on fair value. For example, a reduction in customer demand would impact our assumed growth rate resulting in a reduced fair value, or multiples for similar type reporting units could deteriorate due to changes in technology or a downturn in economic conditions. Potential events or circumstances could have a negative effect on the estimated fair value. The loss of a major customer or program could have a significant impact on the future cash flows of the reporting unit(s).

We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions used to test goodwill and other intangible assets for impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Income Taxes.

We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740, “Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 19, “Income Taxes,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk, credit risk and foreign currency exchange rate risk.

Interest Rate Risk. Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was $428.5 million for 2016. To manage our risk from market interest rates, we actively monitor interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase in interest rates of 1%. In 2016, a 1% increase in interest rates would have resulted in an increase to our interest expense of approximately $85 million. Conversely, a corresponding decrease in interest rates would have resulted in a decrease to interest expense of approximately $62 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar and between the U.S. dollar and the Euro. For the year ended December 31, 2016, an additional 10% decrease in the strength of the Canadian dollar versus the U.S. dollar and the Euro versus the U.S. dollar would have resulted in an additional decrease in pre-tax loss and an additional decrease in pre-tax income of approximately $6 million and $5 million, respectively. Conversely, a corresponding increase in the strength of the Canadian dollar or the Euro versus the U.S. dollar would result in a comparable increase to pre-tax income in these periods.

Item 8.Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2017 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2016.

Item 11.Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2017 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2016.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2017 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2016.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2017 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2016.

Item 14.Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2017 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2016.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

a)	The following documents are filed as part of this report:

(1)	Financial Statements
(2)	Financial Statement Schedule
(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

+10.1	(a)	Alliance Data Systems Corporation Amended and Restated Executive Deferred Compensation Plan effective January 1, 2008.	10-Q	10.1	5/11/09

+10.2	(a)	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan.	DEF 14A	A	4/29/05

+10.3	(a)	Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009.	10-Q	10.8	11/9/09

+10.4	(a)	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.5	(a)	Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.6	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	8-K	10.1	2/20/14

+10.7	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan (2015 grant).	8-K	10.2	2/19/15

+10.8	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2016 grant).	8-K	10.2	2/17/16

+10.9	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/17/17

+10.10	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant EBT).	8-K	10.2	2/17/17

+10.11	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant rTSR).	8-K	10.3	2/17/17

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
+10.12	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant EPS).	8-K	10.4	2/17/17

+10.13	(a)	Form of Non-Employee Director Nonqualified Stock Option Agreement.	8-K	10.1	6/13/05

+10.14	(a)	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	10-Q	10.10	8/8/08

+10.15	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.16	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	10-Q	10.4	8/8/16

+10.17	(a)	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

*+10.18	(a)	Form of Alliance Data Systems Associate Confidentiality Agreement.

+10.19	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.20	(a)	Alliance Data Systems Corporation 2015 Employee Stock Purchase Plan, effective July 1, 2015.	DEF 14A	C	4/20/15

+10.21	(a)	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended.	10-Q	10.1	5/7/10

+10.22	(a)	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended.	10-Q	10.2	5/7/10

+10.23	(a)	LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009.	10-Q	10.3	5/7/10

+10.24	(a)	Change in Control Severance Protection Agreement, dated as of December 13, 2016, between Edward Heffernan and ADS Alliance Data Systems, Inc.	8-K	10.1	12/16/16

10.25	(a)	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001).	S-1	10.43	1/13/00

10.26	(a)	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc.	S-1	10.44	1/13/00

10.27	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.28	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.29	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.30	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/4/05

10.31	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.32	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.33	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.34	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.35	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.36	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.37	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.38	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.39	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.40	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.41	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.42	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.43	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.44	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/4/05

10.45	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.46	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.47	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.48	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.49	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

10.50	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.51	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.52	(b) (c)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.53	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.54	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.55	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.56	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.57	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.58	(b) (c)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.59	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.60	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.61	(b) (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A..	8-K	4.1	6/30/10

10.62	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.63	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.64	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among World Financial Network Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.1	6/26/12

10.65	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.2	6/26/12

10.66	(b) (c) (d)	Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	4/16/12

10.67	(b) (c) (d)	Series 2012-B Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	7/23/12

10.68	(b) (c) (d)	Series 2012-C Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	7/23/12

10.69	(b) (c) (d)	Series 2012-D Indenture Supplement, dated as of October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	10/10/12

10.70	(b) (c) (d)	Series 2013-A Indenture Supplement, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	2/22/13

10.71	(b) (c) (d)	Series 2014-C Indenture Supplement, dated as of November 7, 2014, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/13/14

10.72	(b) (c) (d)	Series 2015-A Indenture Supplement, dated as of April 17, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	4/21/15

10.73	(b) (c) (d)	Series 2015-B Indenture Supplement, dated as of August 21, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/25/15

10.74	(b) (c) (d)	Series 2015-C Indenture Supplement, dated as of October 27, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	10/29/15

10.75	(b) (c) (d)	Series 2016-A Indenture Supplement, dated as of July 27, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/28/16

10.76	(b) (c) (d)	Series 2016-B Indenture Supplement, dated as of September 22, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/23/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.77	(b) (c) (d)	Series 2016-C Indenture Supplement, dated as of November 3, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/4/16

10.78	(b) (c)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.79	(b) (c)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.80	(b) (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

10.81	(b) (c) (d)	Second Amended and Restated Service Agreement, dated as of May 10, 2016, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/16/16

10.82	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.83	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.84	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC..	10-K	10.94	3/2/09

10.85	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC..	10-K	10.127	2/28/11

10.86	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.87	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.88	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.89	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.90	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.8	11/7/08

10.91	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.92	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.93	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

*10.94	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas

10.95	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.96	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.97	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.98	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.99	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.100	(a)	Second Amended and Restated Series 2009-VFC1 Supplement, dated as of September 25, 2013, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.4	11/5/13

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.101	(a)	First Amendment to Second Amended and Restated Series 2009-VFC1 Supplement, dated as of May 1, 2015, among Comenity Bank, WFN Credit Company, LLC, and Deutsche Bank Trust Company Americas.	10-Q	10.5	5/7/15

*10.102	(a)	Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2016, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.

10.103	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.104	(a)	Amendment and Restatement Agreement, dated as of June 9, 2016, including Amended and Restated Facilities Agreement, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank AG, Amsterdam Branch (as Arranger), ING Bank N.V. (as Arranger, Agent and Security Agent), Coöperatieve Rabobank U.A. (as Arranger) and NIBC Bank N.V. (as Arranger).	8-K	10.1	6/15/16

10.105	(a)	Credit Agreement, dated as of July 10, 2013, by and among Alliance Data Systems Corporation, as borrower, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, N.A., as Administrative Agent, and various other agents and lenders.	8-K	10.1	7/16/13

10.106	(a)	First Amendment to Credit Agreement, dated as of December 8, 2014, by and among Alliance Data Systems Corporation, as borrower, and certain of its subsidiaries as guarantors, Wells Fargo Bank, N.A., as Administrative Agent and Letter of Credit Issuer, and various other lenders.	8-K	10.1	12/10/14

10.107	(a)	Second Amendment to Credit Agreement, dated as of September 25, 2015, by and among Alliance Data Systems Corporation, as borrower, and certain of its subsidiaries as guarantors, Wells Fargo Bank, N.A., as Administrative Agent and Letter of Credit Issuer, and various other lenders.	8-K	10.1	9/29/15

10.108	(a)	Incremental Term Loan Extension Request, dated as of April 15, 2016, by and among Alliance Data Systems Corporation, Wells Fargo Bank, N.A., as Administrative Agent, and Bank of America, N.A.	8-K	10.1	4/21/16

10.109	(a)	Indenture, dated March 29, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company’s 6.375% Senior Note due April 1, 2020).	8-K	4.1	4/2/12

10.110	(a)	Indenture, dated November 20, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company’s 5.250% Senior Note due December 1, 2017).	8-K	4.1	11/27/12

10.111	(a)	Indenture, dated July 29, 2014, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as trustee (including the form of the Company’s 5.375% Senior Note due August 1, 2022).	8-K	4.1	7/30/14

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.112	(a)	Indenture, dated November 19, 2015, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantor, U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent (including the form of the Company's 5.25% Senior Note due November 15, 2023).	8-K	4.1	11/20/15

10.113	(a)	Indenture, dated October 27, 2016, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Regions Bank, as trustee (including the form of the Company’s 5.875% Senior Note due November 1, 2021).	8-K	4.1	10/28/16

*12.1	(a)	Statement re Computation of Ratios

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance Data Systems Corporation

Plano, Texas

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Data Systems Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance Data Systems Corporation

Plano, Texas

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2017

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$1,859.2	$1,168.0
Trade receivables, less allowance for doubtful accounts ($4.5 and $4.0 at December 31, 2016 and 2015, respectively)	797.2	706.5
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	11,437.1	10,592.4
Other credit card and loan receivables	5,106.8	3,207.1
Total credit card and loan receivables	16,543.9	13,799.5
Allowance for loan loss	(948.0)	(741.6)
Credit card and loan receivables, net	15,595.9	13,057.9
Credit card and loan receivables held for sale	417.3	95.5
Deferred tax asset, net	—	288.1
Inventories, net	271.3	228.0
Other current assets	324.0	249.8
Redemption settlement assets, restricted	324.4	456.6
Total current assets	19,589.3	16,250.4
Property and equipment, net	586.0	576.7
Deferred tax asset, net	20.1	0.6
Intangible assets, net	1,003.3	1,203.7
Goodwill	3,800.7	3,814.1
Other non-current assets	514.7	504.4
Total assets	$25,514.1	$22,349.9
LIABILITIES AND EQUITY
Accounts payable	$568.3	$442.4
Accrued expenses	346.8	566.5
Current portion of deposits	4,673.0	2,980.3
Current portion of non-recourse borrowings of consolidated securitization entities	1,639.0	1,049.3
Current portion of long-term and other debt	814.5	369.4
Other current liabilities	399.8	294.5
Deferred revenue	788.1	699.0
Deferred tax liability, net	—	1.7
Total current liabilities	9,229.5	6,403.1
Deferred revenue	143.4	145.9
Deferred tax liability, net	334.8	631.5
Deposits	3,718.9	2,625.6
Non-recourse borrowings of consolidated securitization entities	5,316.4	5,433.4
Long-term and other debt	4,786.9	4,648.0
Other liabilities	326.0	285.0
Total liabilities	23,855.9	20,172.5
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	—	167.4
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.5 shares and 112.1 shares at December 31, 2016 and 2015, respectively	1.1	1.1
Additional paid-in capital	3,046.1	2,981.1
Treasury stock, at cost, 55.1 shares and 51.3 shares at December 31, 2016 and 2015, respectively	(4,733.1)	(3,927.4)
Retained earnings	3,494.8	3,092.5
Accumulated other comprehensive loss	(150.7)	(137.3)
Total stockholders’ equity	1,658.2	2,010.0
Total liabilities and equity	$25,514.1	$22,349.9

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
Revenues
Transaction	$278.4	$336.8	$337.4
Redemption	993.6	1,028.4	1,053.2
Finance charges, net	3,639.7	2,871.2	2,303.7
Marketing services	2,019.7	2,006.5	1,438.7
Other revenue	206.7	196.8	169.9
Total revenue	7,138.1	6,439.7	5,302.9
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	4,276.8	3,814.4	3,218.8
Provision for loan loss	940.5	668.2	425.2
General and administrative	143.2	138.5	141.5
Regulatory settlement	—	64.6	—
Earn-out obligation	—	—	105.9
Depreciation and other amortization	167.1	142.1	109.7
Amortization of purchased intangibles	345.0	350.1	203.4
Total operating expenses	5,872.6	5,177.9	4,204.5
Operating income	1,265.5	1,261.8	1,098.4
Interest expense
Securitization funding costs	125.6	97.1	91.1
Interest expense on deposits	84.7	53.6	37.5
Interest expense on long-term and other debt, net	218.2	179.5	131.9
Total interest expense, net	428.5	330.2	260.5
Income before income taxes	837.0	931.6	837.9
Provision for income taxes	319.4	326.2	321.8
Net income	$517.6	$605.4	$516.1
Less: Net income attributable to non-controlling interest	1.8	8.9	9.8
Net income attributable to common stockholders	$515.8	$596.5	$506.3

Net income attributable to common stockholders per share:
Basic (Note 2)	$7.37	$8.91	$8.72
Diluted (Note 2)	$7.34	$8.85	$7.87

Weighted average shares:
Basic (Note 2)	58.6	61.9	56.4
Diluted (Note 2)	58.9	62.3	62.4

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(In millions)

Net income	$517.6	$605.4	$516.1

Other comprehensive income (loss):
Unrealized loss on securities available-for-sale	(1.7)	(2.9)	(0.1)
Tax benefit (expense)	0.2	0.1	(1.3)
Unrealized loss on securities available-for-sale, net of tax	(1.5)	(2.8)	(1.4)

Unrealized gain (loss) on cash flow hedges	(1.3)	(1.4)	3.3
Tax benefit (expense)	0.4	0.4	(1.0)
Unrealized gain (loss) on cash flow hedges, net of tax	(0.9)	(1.0)	2.3

Unrealized gain (loss) on net investment hedge	10.3	(3.8)	—
Tax benefit (expense)	(2.4)	—	—
Unrealized gain (loss) on net investment hedge, net of tax	7.9	(3.8)	—

Foreign currency translation adjustments	(18.9)	(54.2)	(58.2)

Other comprehensive income (loss), net of tax	(13.4)	(61.8)	(57.3)

Total comprehensive income, net of tax	$504.2	$543.6	$458.8
Less: Comprehensive income attributable to non-controlling interest	1.2	9.6	11.7
Comprehensive income attributable to common stockholders	$503.0	$534.0	$447.1

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(In millions)
January 1, 2014	98.3	$1.0	$1,512.8	$(2,689.2)	$2,049.4	$(18.2)	$855.8
Net income attributable to common stockholders	—	—	—	—	506.3	—	506.3
Accretion of non-controlling interest	—	—	—	—	(14.7)	—	(14.7)
Other comprehensive loss	—	—	—	—	—	(57.3)	(57.3)
Stock-based compensation	—	—	72.5	—	—	—	72.5
Repurchases of common stock	—	—	—	(286.6)	—	—	(286.6)
Warrant conversions	8.3	0.1	(1.6)	—	—	—	(1.5)
Acquisition of Conversant, Inc.	4.6	—	1,322.7	—	—	—	1,322.7
Other	0.5	—	(0.8)	—	—	—	(0.8)
December 31, 2014	111.7	$1.1	$2,905.6	$(2,975.8)	$2,541.0	$(75.5)	$2,396.4
Net income attributable to common stockholders	—	—	—	—	596.5	—	596.5
Accretion of non-controlling interest	—	—	—	—	(45.0)	—	(45.0)
Other comprehensive loss	—	—	—	—	—	(61.8)	(61.8)
Stock-based compensation	—	—	91.3	—	—	—	91.3
Repurchases of common stock	—	—	—	(951.6)	—	—	(951.6)
Other	0.4	—	(15.8)	—	—	—	(15.8)
December 31, 2015	112.1	$1.1	$2,981.1	$(3,927.4)	$3,092.5	$(137.3)	$2,010.0
Net income attributable to common stockholders	—	—	—	—	515.8	—	515.8
Accretion of non-controlling interest	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive loss	—	—	—	—	—	(13.4)	(13.4)
Stock-based compensation	—	—	76.5	—	—	—	76.5
Repurchases of common stock	—	—	—	(805.7)	—	—	(805.7)
Dividends	—	—	—	—	(30.0)	—	(30.0)
Other	0.4	—	(11.5)	—	—	—	(11.5)
December 31, 2016	112.5	$1.1	$3,046.1	$(4,733.1)	$3,494.8	$(150.7)	$1,658.2

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$517.6	$605.4	$516.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	512.1	492.2	313.1
Deferred income taxes	(30.8)	(121.3)	(13.4)
Provision for loan loss	940.5	668.2	425.2
Non-cash stock compensation	76.5	91.3	72.5
Amortization of deferred financing costs	34.7	31.5	24.0
Change in breakage rate estimate	284.5	—	—
Earn-out obligation	—	—	105.9
Change in other operating assets and liabilities, net of acquisitions:
Change in deferred revenue	(222.7)	(6.3)	(27.8)
Change in trade receivables	(95.6)	8.3	(156.0)
Change in accounts payable and accrued expenses	(35.6)	67.2	125.9
Change in other assets	(171.0)	(113.0)	(128.7)
Change in other liabilities	138.5	37.1	89.9
Change in contingent liability	—	(99.6)	—
Originations of credit card and loan receivables held for sale	(7,366.3)	(6,579.9)	(5,271.7)
Sales of credit card and loan receivables held for sale	7,362.8	6,567.1	5,284.9
Other	143.2	57.6	(15.7)
Net cash provided by operating activities	2,088.4	1,705.8	1,344.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	148.7	(22.4)	(59.7)
Change in cash collateral, restricted	7.3	15.8	12.7
Change in credit card and loan receivables	(3,505.4)	(2,872.0)	(2,260.7)
Purchase of credit card portfolios	(1,008.1)	(243.2)	(953.2)
Proceeds from sale of credit card portfolios	486.0	26.9	—
Payments for acquired businesses, net of cash	—	(45.4)	(1,195.8)
Capital expenditures	(207.0)	(191.7)	(158.7)
Purchases of other investments	(18.4)	(38.8)	(125.7)
Maturities/sales of other investments	39.2	11.8	7.2
Other	(5.3)	(3.6)	(3.2)
Net cash used in investing activities	(4,063.0)	(3,362.6)	(4,737.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	3,823.7	3,087.4	3,431.1
Repayments of borrowings	(3,222.8)	(2,228.3)	(1,835.2)
Proceeds from convertible note hedge counterparties	—	—	1,519.8
Settlement of convertible note borrowings	—	—	(1,864.8)
Payment of acquisition-related contingent consideration	—	(205.9)	—
Acquisition of non-controlling interest	(360.7)	(87.4)	—
Issuances of deposits	4,866.8	3,252.2	3,820.9
Repayments of deposits	(2,076.9)	(2,403.4)	(1,863.7)
Non-recourse borrowings of consolidated securitization entities	4,404.4	4,675.0	2,670.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(3,930.0)	(3,373.8)	(2,070.0)
Payment of deferred financing costs	(33.9)	(29.5)	(55.1)
Excess tax benefits from stock-based compensation	4.1	20.2	34.1
Proceeds from issuance of common stock	18.4	18.0	17.1
Dividends paid	(30.0)	—	—
Purchase of treasury shares	(798.8)	(951.6)	(286.6)
Other	(0.9)	—	(1.5)
Net cash provided by financing activities	2,663.4	1,772.9	3,516.1
Effect of exchange rate changes on cash and cash equivalents	2.4	(25.3)	(15.8)
Change in cash and cash equivalents	691.2	90.8	107.4
Cash and cash equivalents at beginning of year	1,168.0	1,077.2	969.8
Cash and cash equivalents at end of year	$1,859.2	$1,168.0	$1,077.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$405.1	$311.4	$221.2
Income taxes paid, net	$466.6	$304.2	$256.0

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities, the “Company”) is a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based businesses in a variety of industries. The Company offers a comprehensive portfolio of integrated outsourced marketing solutions, including customer loyalty programs, database marketing services, end-to-end marketing services, analytics and creative services, direct marketing services and private label and co-brand retail credit card programs. The Company focuses on facilitating and managing interactions between its clients and their customers through all consumer marketing channels, including in-store, online, email, social media, mobile, direct mail and telephone. The Company captures and analyzes data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and enhance customer loyalty.

The Company operates in the following reportable segments: LoyaltyOne®, Epsilon®, and Card Services.

LoyaltyOne provides coalition and short-term loyalty programs through the Canadian AIR MILES® Reward Program and BrandLoyalty Group B.V. (“BrandLoyalty”). Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Card Services encompasses credit card processing, billing and payment processing, customer care and collections services for private label retailers as well as private label and co-brand retail credit card and loan receivables financing, including securitization of the credit card receivables that it underwrites from its private label and co-brand retail credit card programs.

Basis of Presentation—For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These reclassifications are related to the adoption of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” and amounts either separately classified or combined due to significance.

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

Credit card and loan receivables consist of credit card and loan receivables held for investment. All new originations of credit card and loan receivables are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. Management makes judgments about the Company’s ability to fund these credit card and loan receivables through means other than securitization, such as money market deposits, certificates of deposit and other borrowings. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company’s credit card and loan receivables. In assessing whether these credit card and loan receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent and ability to hold credit card and loan receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s money market deposits, certificates of deposit and other funding instruments; the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings; and historic credit card payment activity. Due to the homogenous nature of the Company’s credit card and loan receivables, amounts are classified as held for investment on an individual client portfolio basis.

Credit Card and Loan Receivables Held for Sale—Credit card and loan receivables held for sale are determined on an individual client portfolio basis. The Company carries these assets at the lower of aggregate cost or fair value. The fair value of the credit card and loan receivables held for sale is determined on an aggregate homogeneous portfolio basis. The Company continues to recognize finance fees on these credit card and loan receivables on the accrual basis. Cash flows associated with credit card portfolios that are purchased with the intent to sell are included in cash flows from operating activities. Cash flows associated with credit card and loan receivables originated or purchased for investment are classified as investing cash flows, regardless of a subsequent change in intent.

Transfers of Financial Assets—The Company accounts for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor and (3) the transferor does not maintain effective control over the transferred assets. If the transfer of financial assets does not meet these criteria, the transfer is accounted for as a financing. Transfers of financial assets that are treated as sales are removed from the Company’s accounts with any realized gain or loss reflected in earnings during the period of sale.

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

Property and Equipment—Furniture, equipment, computer software and development, buildings and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Land is carried at cost and is not depreciated. Depreciation and amortization for furniture, equipment and buildings, including capital leases, are computed on a straight-line basis, using estimated lives ranging from two to twenty-one years. Software development is capitalized in accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal–Use Software,” and is amortized on a straight-line basis over the expected benefit period, which ranges from two to seven years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

Goodwill and Other Intangible Assets—Goodwill and indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment is probable, using the market comparable and discounted cash flow methods.

Separable intangible assets that have finite useful lives are amortized over those useful lives. The Company also defers costs related to the acquisition or licensing of data for the Company’s proprietary databases which are used in providing data products and services to customers. These costs are amortized over the useful life of the data, which ranges from one to five years.

Derivative Instruments—The Company uses derivatives to manage its exposure to various financial risks. The Company does not enter into derivatives for trading or speculative purposes. Certain derivatives used to manage the Company’s exposure to interest rate and foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting.

Derivatives Designated as Hedging Instruments—The Company assesses both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows or remeasurement of the hedged items and whether the derivatives may be expected to remain highly effective in future periods.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivatives not Designated as Hedging Instruments—Certain interest rate derivative instruments and foreign currency exchange forward contracts are not designated as hedges as they do not meet the specific hedge accounting requirements of ASC 815, “Derivatives and Hedging.” Changes in the fair value of the derivative instruments not designated as hedging instruments are recorded in the consolidated statements of income as they occur.

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

Transaction —The Company earns transaction fees, which are principally based on the number of transactions processed and includes fee arrangements between the Company and its clients, or transaction fees with its cardholders, which are recognized as such services are performed.

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

Prior to the adoption of ASU 2009-13, the Company allocated the proceeds received from sponsors for the issuance of AIR MILES reward miles between the redemption element which represents the award ultimately provided to the collector and the service element which consists of direct marketing and support services. For contracts entered into prior to January 1, 2011, revenue related to the service element is determined using the residual method. The adoption of ASU 2009-13 eliminated the use of the residual method for new sponsor agreements entered into, or existing sponsor agreements that are materially modified, after January 1, 2011. Effective January 1, 2015, all of the Company’s sponsor contracts are accounted for under ASU 2009-13.

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

Redemption revenue is recognized as the AIR MILES reward miles are redeemed; service revenue is recognized over the estimated life of an AIR MILES reward mile, or 42 months. The brand element is recognized as AIR MILES

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

reward miles are issued. Revenue associated with both the service and brand element is included in transaction revenue in the Company’s consolidated statements of income.

The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. Throughout 2014 and 2015, the Company’s estimated breakage rate was 26%. In December 2016, the Company changed its estimate of breakage from 26% to 20%. For additional information on the Company’s change in estimate with respect to the breakage rate, see Note 13 “Deferred Revenue.”

There have been no changes to the Company’s estimate of the life of an AIR MILES reward mile in the periods presented in the financial statements.

Redemption revenue – short-term loyalty programs—Generally, for short-term loyalty programs, revenue is deferred until the consumer has redeemed the product from the retailer.

Finance charges, net—Finance charges, net represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements. As discussed in Note 4, “Credit Card and Loan Receivables,” interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC 310-20, “Receivables - Nonrefundable Fees and Other Costs,” direct loan origination costs on credit card and loan receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net. As of December 31, 2016 and 2015, the remaining unamortized deferred costs related to loan origination were $47.0 million and $44.5 million, respectively.

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

Revenue from agency and creative services are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized either on a proportional performance or completed contract basis as the services specified in the arrangement are performed or completed, respectively. The determination of proportional performance versus completed contract revenue recognition is dependent on the nature of the services specified in the arrangement.

The Company generates revenue from commission fees from transactions occurring on the Company’s affiliate marketing networks. Commission fee revenue is recognized on a net basis as the Company acts as an agent.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
Numerator:
Net income attributable to common stockholders	$515.8	$596.5	$506.3
Less: Accretion of redeemable non-controlling interest	83.5	45.0	14.7
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$432.3	$551.5	$491.6

Denominator:
Weighted average shares, basic	58.6	61.9	56.4
Weighted average effect of dilutive securities:
Shares from assumed conversion of convertible senior notes	—	—	2.1
Shares from assumed exercise of convertible note warrants	—	—	3.4
Net effect of dilutive stock options and unvested restricted stock	0.3	0.4	0.5
Denominator for diluted calculation	58.9	62.3	62.4

Net income attributable to common stockholders per share:
Basic	$7.37	$8.91	$8.72
Diluted	$7.34	$8.85	$7.87

See Note 15, “Redeemable Non-Controlling Interest,” for additional information regarding accretion of the redeemable non-controlling interest.

The Company calculated the effect of its convertible senior notes on diluted net income per share as if they would be settled in cash as the Company had the intent to settle the convertible senior notes for cash. The convertible senior notes were settled with cash upon maturity in May 2014.

For the year ended December 31, 2016, approximately 0.2 million restricted stock units were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the calculation of weighted average dilutive common shares for each of the years ended December 31, 2015 and 2014.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, primarily from Canadian dollars and Euros. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). The Company recognized $1.9 million, $6.3 million and $12.0 million in foreign currency transaction gains for the years ended December 31, 2016, 2015 and 2014, respectively.

Leases —Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement and includes executory costs.

Advertising Costs—The Company participates in various advertising and marketing programs, including collaborative arrangements with certain clients. The cost of advertising and marketing programs is expensed in the period incurred. The Company has recognized advertising and marketing expenses, including on behalf of its clients, of $277.0 million, $251.0 million and $239.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock Compensation Expense—The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions, stock-based

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. Management is currently in the process of evaluating ASU 2014-09, including the expected impact on the Company’s business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for the Company’s contracts. Management has reviewed representative samples of contracts and other forms of agreements with the Company’s customers in both U.S. and international locations and is evaluating the provisions contained therein and applied the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company has not yet determined the impact of this standard on its financial statements or whether it will adopt on a prospective or retrospective basis.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that equity investments be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. Additionally, ASU 2016-01 requires entities that elect the fair value option for financial liabilities to recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Finally, entities must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is evaluating the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies certain aspects of share-based transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this new guidance in fiscal 2017 to materially impact its reported provision for income taxes and cash flows from operating activities; however, the impact is dependent upon the underlying vesting or exercise activity and related future stock prices. Further, the Company will continue to estimate forfeitures at each grant date.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to utilize a financial instrument impairment model that is based on expected losses over the life of the exposure rather than a model based on an incurred loss approach to establish an allowance. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, ASU 2016-13 modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The Company is evaluating the impact that adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018, and the standard will result in changes to its consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals.

Recently Adopted Accounting Standards

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amended the consolidation requirements in ASC 810, “Consolidation.” ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs. The Company adopted this standard as of January 1, 2016 with modified retrospective application. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Subsequently, in August 2015, the FASB issued ASU 2015-15, “Imputation of Interest,” which adds SEC staff guidance on the presentation of debt issuance costs related to line-of-credit arrangements, allowing for the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company maintained the deferral and presentation of these line-of-credit debt issuance costs as an asset. The Company adopted this standard as of January 1, 2016. Under ASU 2015-03 and ASU 2015-15, unamortized debt issuance costs of $72.0 million were reclassified from other non-current assets to a reduction of debt as of December 31, 2015 in the consolidated balance sheets.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license. The Company adopted this standard as of January 1, 2016 with prospective application. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company’s prospective adoption of this standard resulted in a reduction in current deferred tax assets of $288.1 million, a reduction in current deferred tax liabilities of $1.7 million, an increase in non-current deferred tax assets of $0.2 million and a reduction in non-current deferred tax liabilities of $286.2 million as of January 1, 2016. Prior period amounts were not adjusted.

3. ACQUISITIONS

2015 Acquisitions:

Edison International Concept & Agencies B.V. and Max Holding B.V.

On August 31, 2015, BrandLoyalty acquired all of the stock of Edison International Concept & Agencies B.V. (“Edison”) and Max Holding B.V. (“Merison”), two Netherlands-based loyalty marketers, for cash consideration of approximately $45.4 million, net of $2.2 million of cash and cash equivalents acquired. The acquisition expands BrandLoyalty’s short-term loyalty programs into new markets and introduces new brands to existing markets. Total net assets acquired were $61.4 million, including $6.7 million of intangible assets and $34.7 million of goodwill, with total liabilities assumed of $16.0 million. The goodwill resulting from the acquisition is not deductible for tax purposes. The results of Edison and Merison have been included since the date of acquisition and are reflected in the Company’s LoyaltyOne segment.

2014 Acquisitions:

Brand Loyalty Group B.V.

On January 2, 2014, the Company acquired a 60% ownership interest in BrandLoyalty Group B.V. (“BrandLoyalty”), a Netherlands-based, data-driven loyalty marketer. BrandLoyalty designs, organizes, implements and evaluates innovative and tailor-made loyalty programs for food retailers worldwide. The acquisition expanded the Company’s presence across Europe, Asia and Latin America. The initial cash consideration was approximately $259.5 million in addition to the assumption of debt. The goodwill resulting from the acquisition was not deductible for tax purposes. The results of BrandLoyalty have been included since the date of acquisition and are reflected in the Company’s LoyaltyOne segment.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the allocation of consideration and the respective fair values of the assets acquired and liabilities assumed in the BrandLoyalty acquisition as of the date of purchase:

As of January 2, 2014
(In millions)
Current assets, net of cash acquired	$246.8
Deferred tax asset	3.5
Property and equipment	19.7
Other non-current assets	4.0
Intangible assets	423.8
Goodwill	565.0
Total assets acquired	1,262.8

Current liabilities	146.6
Current portion of long-term debt	34.2
Deferred tax liability	105.5
Long-term debt (net of current portion)	126.3
Other non-current liabilities	0.1
Total liabilities assumed	412.7

Redeemable non-controlling interest	341.9

Net assets acquired	$508.2

The Company also recorded a liability for the earn-out provisions included in the BrandLoyalty share purchase agreement of €181.9 million ($248.7 million as of January 2, 2014), which was included in the Company’s consolidated balance sheet. The liability was measured at fair value on the date of purchase and subsequent changes in the fair value of the liability of €87.6 million ($105.9 million at December 31, 2014) were included in operating expenses in the Company’s consolidated statements of income. This earn-out obligation was not deductible for tax purposes.

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

The specified annual earnings target was met for the year ended December 31, 2014 and the Company acquired an additional 10% ownership interest and increased its ownership in BrandLoyalty to 70% effective January 1, 2015. In February 2015, the Company paid €269.9 million to settle the contingent consideration associated with the Company’s 60% ownership interest and €77.2 million for the acquisition of the Company’s additional 10% ownership interest in BrandLoyalty that was effective on January 1, 2015 ($305.5 million and $87.4 million on February 10, 2015, respectively).

The specified annual earnings target was met for the year ended December 31, 2015 and the Company acquired an additional 10% ownership interest and increased its ownership in BrandLoyalty to 80% effective January 1, 2016. In February 2016, the Company paid €91.1 million for the acquisition of the Company’s additional 10% ownership interest in BrandLoyalty that was effective on January 1, 2016 ($102.0 million on February 8, 2016).

The Company and the minority shareholders of BrandLoyalty entered into a supplemental agreement to the share purchase agreement to accelerate the purchase of the remaining 20% ownership interest for a purchase price of €230.0 million ($258.8 million), resulting in the Company’s 100% ownership of BrandLoyalty, effective April 1, 2016.

See Note 15, “Redeemable Non-Controlling Interest,” for more information.

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

The results of Conversant have been included since the date of acquisition and are reflected in the Company’s Epsilon segment. The addition of Conversant provided scale in display, mobile, video, and social digital channels, and added important capabilities to Epsilon’s digital messaging platform, Agility Harmony®. The addition of Conversant’s Common ID initiative, which is able to recognize individuals across devices (desktop, tablet, mobile), as well as the ability to insource all digital capabilities, enhanced Agility Harmony. Conversant’s data also enriched the Company’s existing offline and online data set, allowing for more effective targeted marketing programs. The goodwill recognized was attributable to expected synergies and the assembled workforce. The goodwill resulting from the acquisition was not deductible for tax purposes.

The Company paid total consideration of approximately $2.3 billion, with cash consideration of approximately $936.3 million, net of cash acquired and equity consideration of $1.3 billion with the issuance of 4.6 million shares and the exchange of certain restricted stock awards and stock options. The cash and equity consideration paid and issued were determined in accordance with the terms of the merger agreement, with the value based on the volume weighted average price per share of the Company’s common stock for the consecutive period of 15 trading days ending on the close of trading on the second trading day immediately preceding the closing of the merger. The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Conversant acquisition as of the date of purchase:

As of December 10, 2014
(In millions)
Current assets, net of cash acquired	$180.0
Deferred tax asset	11.9
Property and equipment	25.6
Developed technology	182.5
Other non-current assets	1.7
Intangible assets	755.6
Goodwill	1,650.3
Total assets acquired	2,807.6

Current liabilities	177.6
Deferred tax liability	344.1
Other non-current liabilities	26.9
Total liabilities assumed	548.6

Net assets acquired	$2,259.0

The following table presents the Company’s unaudited pro forma consolidated revenue and net income for the year ended December 31, 2014. The unaudited pro forma results include the historical consolidated statements of income of the Company and Conversant, giving effect to the Conversant acquisition and related financing transactions as if they had occurred on January 1, 2013.

Year Ended December 31, 2014
(In millions)
Total revenue	$5,853.5
Net income	$528.9

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Conversant acquisition had been completed as of the date for which the unaudited pro forma financial information is presented. The unaudited pro forma financial information for the year ended December 31, 2014 includes adjustments that are directly related to the acquisition, factually supportable, and expected to have a continuing impact. These adjustments include, but are not limited to, amortization related to fair value adjustments to intangible assets and interest expense on acquisition-related debt. The unaudited pro forma financial information for the year ended December 31, 2014 was also adjusted to exclude $44.1 million of acquisition costs, which primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees.

4. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	December 31,	December 31,
	2016	2015
	(In millions)
Principal receivables	$15,754.0	$13,196.4
Billed and accrued finance charges	708.6	537.8
Other	81.3	65.3
Total credit card and loan receivables	16,543.9	13,799.5
Less: Credit card receivables – restricted for securitization investors	11,437.1	10,592.4
Other credit card and loan receivables	$5,106.8	$3,207.1

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The allowance for loan loss covers forecasted uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.

The following table presents the Company’s allowance for loan loss for the years indicated:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Balance at beginning of year	$741.6	$570.2	$503.2
Provision for loan loss	940.5	668.2	425.2
Allowance associated with credit card and loan receivables transferred to held for sale	(31.1)	—	—
Change in estimate for uncollectible unpaid interest and fees	20.0	15.5	12.5
Recoveries	255.5	198.3	178.4
Principal charge-offs	(978.5)	(710.6)	(549.1)
Balance at end of year	$948.0	$741.6	$570.2

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2016, 2015 and 2014, actual charge-offs for unpaid interest and fees were $511.7 million, $374.3 million and $302.7 million, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	December 31,	% of	December 31,	% of
	2016	Total	2015	Total
	(In millions, except percentages)
Receivables outstanding - principal	$15,754.0	100.0%	$13,196.4	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	249.8	1.6%	178.5	1.4%
61 to 90 days	169.3	1.1	124.1	0.9
91 or more days	337.8	2.1	257.0	1.9
Total	$756.9	4.8%	$559.6	4.2%

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2016, 2015 and 2014, the Company’s re-aged accounts represented 1.4%, 1.3% and 1.2%, respectively, of total credit card and loan receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company had $216.5 million and $169.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $46.4 million and $36.7 million, respectively, as of December 31, 2016 and 2015. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both December 31, 2016 and 2015. The average recorded investment in the impaired credit card receivables was $192.3 million and $147.0 million for the years ended December 31, 2016 and 2015, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $18.9 million, $14.8 million and $13.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Year Ended December 31, 2016			Year Ended December 31, 2015
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
	(Dollars in millions)			(Dollars in millions)
Troubled debt restructurings – credit card receivables	204,002	$246.0	$245.7	170,413	$186.6	$186.5

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
	(Dollars in millions)		(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	102,598	$114.7	79,478	$82.4

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of December 31, 2016 and 2015, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	December 31, 2016
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	7.3	28.5%	$3,896.9	24.8%
13-24 Months	4.1	15.8	2,618.2	16.6
25-36 Months	3.0	11.6	2,050.8	13.0
37-48 Months	2.0	8.0	1,436.8	9.1
49-60 Months	1.5	5.9	1,021.7	6.5
Over 60 Months	7.7	30.2	4,729.6	30.0
Total	25.6	100.0%	$15,754.0	100.0%

	December 31, 2015
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	6.5	28.2%	$3,337.2	25.3%
13-24 Months	3.7	15.9	2,202.0	16.7
25-36 Months	2.4	10.6	1,501.9	11.4
37-48 Months	1.8	7.7	1,070.3	8.1
49-60 Months	1.3	5.7	803.6	6.1
Over 60 Months	7.4	31.9	4,281.4	32.4
Total	23.1	100.0%	$13,196.4	100.0%

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making ongoing credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$183.8	1.2%	$164.6	1.2%
27.1% and higher	1,168.0	7.4	1,248.3	9.5
17.1% - 27.0%	761.1	4.8	795.4	6.0
12.6% - 17.0%	820.9	5.2	1,042.4	7.9
3.7% - 12.5%	5,770.8	36.6	5,942.2	45.0
1.9% - 3.6%	3,444.9	21.9	1,736.1	13.2
Lower than 1.9%	3,604.5	22.9	2,267.4	17.2
Total	$15,754.0	100.0%	$13,196.4	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $67.6 million and $61.5 million at December 31, 2016 and 2015, respectively, and are included in credit card and loan receivables held for sale in the Company’s consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company’s consolidated statements of cash flows.

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

During the years ended December 31, 2016 and 2015, the Company purchased $368.0 and $328.2 million of loan receivables under these agreements, respectively. The outstanding balance of these loan receivables was $282.6 million and $222.6 million as of December 31, 2016 and 2015, respectively, and was included in other credit card and loan receivables in the Company’s consolidated balance sheets.

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, and were $349.7 million and $34.0 million as of December 31, 2016 and December 31, 2015, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In the first quarter of 2016, the Company transferred two credit card portfolios totaling approximately $415.3 million into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $15.0 million, which approximates the lower of cost or fair value and which was the measurement basis until the portfolios were sold in December 2016. The Company recognized a $9.6 million gain on the transaction.

In December 2016, the Company transferred two credit card portfolios totaling approximately $332.8 million into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $16.1 million, which approximates the lower of cost or fair value and which will be the measurement basis until the sale of the portfolios.

Additionally, in June 2016, the Company sold one credit card portfolio previously classified as held for sale and recognized a $0.5 million loss on the transaction. In June 2015, the Company sold one credit card portfolio previously classified as held for sale and recognized a de minimis gain.

Portfolio Acquisitions

During the year ended December 31, 2016, the Company acquired five credit card portfolios for cash consideration of $1.0 billion, which consisted of approximately $913.2 million of credit card receivables, $102.3 million of intangible assets and a rewards liability of $7.4 million.

During the year ended December 31, 2015, the Company acquired an existing co-brand credit card portfolio for cash consideration of $243.2 million, which consisted of approximately $223.3 million of credit card receivables and $19.9 million of intangible assets.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.

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

Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. None of the cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the years ended December 31, 2016, 2015 and 2014, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31,	December 31,
	2016	2015
	(In millions)
Total credit card receivables – restricted for securitization investors	$11,437.1	$10,592.4
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$236.5	$198.8

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net charge-offs of securitized principal	$583.8	$407.4	$317.9

5. INVENTORIES, NET

Inventories, net of $271.3 million and $228.0 million at December 31, 2016 and 2015, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs.

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

6. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	December 31, 2016				December 31, 2015
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$124.5	$0.2	$(2.4)	$122.3	$121.5	$0.4	$(1.7)	$120.2
U.S. Treasury bonds	75.0	0.3	—	75.3	100.1	0.2	(0.1)	100.2
Total	$199.5	$0.5	$(2.4)	$197.6	$221.6	$0.6	$(1.8)	$220.4

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2016 and 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)
Total	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$40.8	$(0.7)	$34.6	$(1.0)	$75.4	$(1.7)
U.S. Treasury bonds	50.0	(0.1)	—	—	50.0	(0.1)
Total	$90.8	$(0.8)	$34.6	$(1.0)	$125.4	$(1.8)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at December 31, 2016 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$31.8	$31.6
Due after one year through five years	50.0	50.3
Due after five years through ten years	3.6	3.6
Due after ten years	114.1	112.1
Total	$199.5	$197.6

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2016, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2016, 2015 and 2014.

7. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31, 2016				December 31, 2015
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$58.1	$—	$—	$58.1	$270.3	$—	$—	$270.3
Mutual funds	25.7	—	(0.2)	25.5	25.2	—	(0.3)	24.9
Corporate bonds	241.0	0.4	(0.6)	240.8	160.4	1.1	(0.1)	161.4
Total	$324.8	$0.4	$(0.8)	$324.4	$455.9	$1.1	$(0.4)	$456.6

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2016 and 2015, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$25.5	$(0.2)	$—	$—	$25.5	$(0.2)
Corporate bonds	111.2	(0.6)	—	—	111.2	(0.6)
Total	$136.7	$(0.8)	$—	$—	$136.7	$(0.8)

	December 31, 2015
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$24.9	$(0.3)	$—	$—	$24.9	$(0.3)
Corporate bonds	27.8	(0.1)	—	—	27.8	(0.1)
Total	$52.7	$(0.4)	$—	$—	$52.7	$(0.4)

The amortized cost and estimated fair value of the securities at December 31, 2016 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$96.3	$96.3
Due after one year through five years	170.4	170.0
Total	$266.7	$266.3

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2016, the Company does not consider the investments to be other-than-temporarily impaired.

For the year ended December 31, 2016, the Company recognized a de minimis gain on the sale of investment securities. There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2015 and 2014.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2016	2015
	(In millions)
Computer software and development	$739.8	$662.5
Furniture and equipment	342.5	309.3
Land, buildings and leasehold improvements	140.7	107.1
Capital leases	6.8	—
Construction in progress	74.6	80.2
Total	1,304.4	1,159.1
Accumulated depreciation	(718.4)	(582.4)
Property and equipment, net	$586.0	$576.7

Depreciation expense totaled $97.7 million, $86.1 million and $67.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and includes purchased software and amortization of capital leases. Amortization expense on capitalized software totaled $104.9 million, $94.6 million and $48.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, the net amount of unamortized capitalized software costs included in the consolidated balance sheets was $243.5 million and $272.8 million, respectively.

9. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2016
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,108.6	$(451.8)	$656.8	3-12 years—straight line
Premium on purchased credit card portfolios	357.3	(172.3)	185.0	3-13 years—straight line
Customer database	63.6	(43.7)	19.9	3 years—straight line
Collector database	52.1	(49.7)	2.4	30 years—15% declining balance
Publisher networks	140.2	(56.8)	83.4	5-7 years—straight line
Tradenames	83.5	(49.4)	34.1	3-15 years—straight line
Purchased data lists	11.6	(6.2)	5.4	1-5 years—straight line, accelerated
Favorable lease	6.9	(3.0)	3.9	3-10 years—straight line
	$1,823.8	$(832.9)	$990.9
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,836.2	$(832.9)	$1,003.3

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2015
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,195.2	$(361.6)	$833.6	3-12 years—straight line
Premium on purchased credit card portfolios	259.5	(114.0)	145.5	3-10 years—straight line, accelerated
Customer databases	210.3	(163.1)	47.2	3-10 years—straight line
Collector database	50.5	(47.7)	2.8	30 years—15% declining balance
Publisher networks	140.2	(29.2)	111.0	5-7 years—straight line
Tradenames	84.8	(44.1)	40.7	2-15 years—straight line
Purchased data lists	11.9	(6.4)	5.5	1-5 years—straight line, accelerated
Favorable lease	6.9	(1.9)	5.0	3-10 years—straight line
Noncompete agreements	1.3	(1.3)	—	3 years—straight line
	$1,960.6	$(769.3)	$1,191.3
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,973.0	$(769.3)	$1,203.7

With the credit card portfolio acquisitions made during the year ended December 31, 2016, the Company acquired $102.3 million of intangible assets, consisting of $31.3 million of customer relationships being amortized over a weighted average life of 3.0 years and $71.0 million of marketing relationships being amortized over a weighted average life of 9.3 years.

In June 2016, BrandLoyalty acquired a tradename for €8.0 million ($8.4 million on December 31, 2016), with an estimated life of 8.0 years.

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

For more information on this business acquisition, see Note 3, “Acquisitions,” and for more information on these portfolio acquisitions, see Note 4, “Credit Card and Loan Receivables.”

Amortization expense related to the intangible assets was approximately $309.5 million, $311.4 million and $197.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2017	$268.2
2018	228.8
2019	191.1
2020	136.4
2021	70.4
Thereafter	96.0

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015, respectively, are as follows:

				Corporate/
	LoyaltyOne	Epsilon	Card Services	Other	Total
	(In millions)
Balance at December 31, 2014	$713.5	$2,890.3	$261.7	$—	$3,865.5
Goodwill acquired during year	34.7	—	—	—	34.7
Effects of foreign currency translation	(84.7)	(1.4)	—	—	(86.1)
Balance at December 31, 2015	663.5	2,888.9	261.7	—	3,814.1
Goodwill acquired during year	—	—	—	—	—
Effects of foreign currency translation	(10.2)	(3.2)	—	—	(13.4)
Balance at December 31, 2016	$653.3	$2,885.7	$261.7	$—	$3,800.7

For the year ended December 31, 2015, $34.7 million of goodwill resulted from the acquisition of Edison and Merison in August 2015. See Note 3, “Acquisitions,” for additional information.

The Company completed annual impairment tests for goodwill on July 31, 2016, 2015 and 2014 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2017, unless events occur or circumstances indicate an impairment is probable.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2016	2015
	(In millions)
Accrued payroll and benefits	$193.6	$193.1
Accrued taxes	25.3	102.9
Accrued other liabilities	127.9	270.5
Accrued expenses	$346.8	$566.5

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. DEBT

In connection with the Company’s adoption of ASU 2015-03, the December 31, 2015 debt balances have been retrospectively adjusted for unamortized debt issuance costs. Debt consists of the following:

	December 31,	December 31,
Description	2016	2015	Maturity	Interest Rate
	(Dollars in millions)

Long-term and other debt:
Revolving line of credit	$235.0	$465.0	July 2018 or December 2019	(1)
Term loans	2,837.3	2,703.8	Various (2)	(1)
BrandLoyalty credit agreement	254.3	69.7	June 2020	(3)
Senior notes due 2017	400.0	400.0	December 2017	5.250%
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2021	500.0	—	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2023 (€300.0 million)	315.5	325.8	November 2023	5.250%
Capital lease obligations and other debt	6.0	—	Various – January 2019 – November 2019	2.89% to 3.10%
Total long-term and other debt	5,648.1	5,064.3
Less: Unamortized discount and debt issuance costs	46.7	46.9
Less: Current portion	814.5	369.4
Long-term portion	$4,786.9	$4,648.0

Deposits:
Certificates of deposit	$5,937.9	$4,252.0	Various – January 2017 – November 2021	0.60% to 2.80%
Money market deposits	2,474.3	1,370.3	On demand	(4)
Total deposits	8,412.2	5,622.3
Less: Unamortized discount and debt issuance costs	20.3	16.4
Less: Current portion	4,673.0	2,980.3
Long-term portion	$3,718.9	$2,625.6

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,262.5	$3,458.2	Various – May 2017 – June 2021	1.26% to 4.55%
Floating rate asset-backed term note securities	360.0	810.0	April 2018	(5)
Conduit asset-backed securities	2,345.0	2,225.0	Various - May 2017 – November 2018	(6)
Total non-recourse borrowings of consolidated securitization entities	6,967.5	6,493.2
Less: Unamortized discount and debt issuance costs	12.1	10.5
Less: Current portion	1,639.0	1,049.3
Long-term portion	$5,316.4	$5,433.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At December 31, 2016, the weighted average interest rate was 2.77% for each of the revolving line of credit and term loans, respectively.

(2)	The maturity dates for the 2013 term loans are September 2017, July 2018 and December 2019.
(3)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At December 31, 2016, the weighted average interest rate was 1.18% and 1.85% for the BrandLoyalty revolving line of credit and 2013 term loans.

(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At December 31, 2016, the interest rates ranged from 0.51% to 2.37%.
(5)	The interest rates are based upon LIBOR plus an applicable margin. At December 31, 2016, the interest rate was 1.18%.
(6)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At December 31, 2016, the interest rates ranged from 1.86% to 1.96%.

At December 31, 2016, the Company was in compliance with its financial covenants.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Epsilon Data Management, LLC, Comenity LLC, Comenity Servicing LLC, Aspen Marketing Services, LLC, Conversant LLC and Commission Junction, LLC, are parties to a credit agreement with various agents and lenders (the “Credit Agreement”). As of December 31, 2015, the Credit Agreement provided for term loans in the aggregate principal amount of $2.85 billion (the “term loans”) and a $1.3 billion revolving line of credit (the “revolving line of credit”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans, as well as an uncommitted accordion feature of up to $500.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. The term loans, as amended, provide for aggregate principal payments of approximately 5% throughout the duration of the term, payable in equal quarterly installments, and bear interest at the same rates and are generally subject to the same terms as the existing term loans under the Credit Agreement.

In April 2016, the Company exercised the accordion feature to borrow incremental term loans in the aggregate principal amount of $277.5 million and increased the commitments under the revolving line of credit by $22.5 million.

As of December 31, 2016, the Credit Agreement provided for $3.1 billion in term loans subject to certain principal repayments and a $1.3 billion revolving line of credit with $1.1 billion total availability.

The Credit Agreement, as amended, is unsecured.

Advances under the Credit Agreement, as amended, are in the form of either U.S. dollar-denominated or Canadian dollar-denominated base rate loans or U.S. dollar-denominated eurodollar loans. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the highest of (i) Wells Fargo’s prime rate (ii) the Federal funds rate plus 0.5% and (iii) LIBOR as defined in the Credit Agreement, as amended, plus 1.0%, in each case plus a margin of 0.25% to 1.0% based upon the Company’s total leverage ratio as defined in the Credit Agreement, as amended. The interest rate for base rate loans denominated in Canadian dollars fluctuates and is equal to the higher of (i) Wells Fargo’s prime rate for Canadian dollar loans and (ii) the Canadian Dollar Offered Rate plus 1.0%, in each case plus a margin of 0.25% to 1.0% based upon the Company’s total leverage ratio as defined in the Credit Agreement, as amended. The interest rate for eurodollar loans fluctuates based on the rate at which deposits of U.S. dollars in the London interbank market are quoted plus a margin of 1.25% to 2.0% based on the Company’s total leverage ratio as defined in the Credit Agreement, as amended.

The Credit Agreement, as amended, contains the usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability and in certain instances, its subsidiaries’ ability to consolidate or merge; substantially change the nature of its business; sell, lease, or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; pay dividends; and make acquisitions. The negative covenants are subject to certain exceptions as specified in the Credit Agreement as amended. The Credit Agreement, as amended, also requires the Company to satisfy certain financial covenants, including a maximum total leverage ratio as determined in accordance with the Credit Agreement, as amended, and a minimum ratio of consolidated operating EBITDA to consolidated interest expense as determined in accordance with the Credit Agreement, as amended. The Credit Agreement, as amended, also includes customary events of default.

BrandLoyalty Credit Agreement

BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, were parties to a credit agreement that provided for a committed revolving line of credit of €62.5 million and an uncommitted revolving line of credit of €62.5 million, both of which were scheduled to mature in August 2018.

In June 2016, BrandLoyalty amended and restated this existing credit agreement to provide for an A-1 term loan facility of €90.0 million and an A-2 term loan facility of €100.0 million. The A-1 term loan facility provides for quarterly

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

principal payments of €7.5 million through June 2018 and €3.75 million thereafter through June 2020. In addition, the maturity date of the committed revolving line of credit of €62.5 million and uncommitted revolving line of credit of €62.5 million was extended from August 2018 to June 2020. The credit agreement provides for a reduction in commitment on each of the uncommitted and committed revolving lines of credit of €25.0 million in August 2018.

The credit agreement is secured by the accounts receivable, inventory, fixed assets, bank accounts and shares of BrandLoyalty Group and certain of its subsidiaries.

All advances under the credit agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the credit agreement, plus an applicable margin based on BrandLoyalty’s senior net leverage ratio. The credit agreement contains financial covenants, including a senior net leverage ratio, as well as usual and customary negative covenants and customary events of default.

As of December 31, 2016, amounts outstanding under the revolving line of credit and the term loans under the credit agreement were €66.9 million, of which €33.1 million was uncommitted, and €175.0 million ($70.3 million and $184.0 million), respectively.

Senior Notes

The senior notes set forth below are each governed by their respective indenture that includes usual and customary negative covenants and events of default for transactions of these types. These senior notes are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries that guarantee its Credit Agreement, as amended, as described above.

Due 2017

In November 2012, the Company issued and sold $400.0 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the “Senior Notes due 2017”) at an issue price of 98.912% of the aggregate principal amount. The Senior Notes due 2017 accrue interest on the principal amount at the rate of 5.250% per annum from November 20, 2012, payable semiannually in arrears, on June 1 and December 1 of each year, beginning on June 1, 2013. The unamortized discount was $0.9 million and $1.8 million at December 31, 2016 and December 31, 2015, respectively. The discount is being amortized using the effective interest method over the remaining life of the Senior Notes due 2017 which, at December 31, 2016, is a period of 0.9 years at an effective annual interest rate of 5.5%.

Due 2020

In March 2012, the Company issued and sold $500.0 million aggregate principal amount of 6.375% senior notes due April 1, 2020 (the “Senior Notes due 2020”). The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012.

Due 2021

In October 2016, the Company issued and sold $500.0 million aggregate principal amount of 5.875% senior notes due November 1, 2021 (the “Senior Notes due 2021”). The Senior Notes due 2021 accrue interest on the principal amount at the rate of 5.875% per annum from October 27, 2016, payable semiannually in arrears, on May 1 and November 1 of each year, beginning on May 1, 2017.

Due 2022

In July 2014, the Company issued and sold $600.0 million aggregate principal amount of 5.375% senior notes due August 1, 2022 (the “Senior Notes due 2022”). The Senior Notes due 2022 accrue interest on the principal amount at the rate of 5.375% per annum from July 29, 2014, payable semi-annually in arrears, on February 1 and August 1 of each year, beginning on February 1, 2015.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Due 2023

In November 2015, the Company issued and sold €300.0 million aggregate principal amount of 5.25% senior notes due November 15, 2023 (the “Senior Notes due 2023”). The Senior Notes due 2023 accrue interest on the principal amount at the rate of 5.25% per annum from November 19, 2015, payable semiannually in arrears, on May 15 and November 15 of each year, beginning on May 15, 2016. The amount outstanding under the Senior Notes due 2023 was €300.0 million ( $315.5 million) as of December 31, 2016. The Senior Notes due 2023 were admitted for listing on the Official List of the Irish Stock Exchange and for trading on the Global Exchange Market, effective January 18, 2016.

Deposits

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2017 and November 2021 and with effective annual interest rates ranging from 0.60% to 2.80%, with a weighted average interest rate of 1.54%, at December 31, 2016. At December 31, 2015, interest rates ranged from 0.43% to 2.80%, with a weighted average interest rate of 1.54%. Interest is paid monthly and at maturity.

Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with securities brokerage firms. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2016, Comenity Bank and Comenity Capital Bank had $2.5 billion in money market deposits outstanding with annual interest rates ranging from 0.51% to 2.37%, with a weighted average interest rate of 1.05%. As of December 31, 2015, Comenity Bank and Comenity Capital Bank had $1.4 billion in money market deposits outstanding with annual interest rates ranging from 0.22% to 0.66%, with a weighted average interest rate of 0.56%.

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

Asset-Backed Term Notes

In February 2016, $625.0 million of Series 2014-A asset-backed term notes, $175.0 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets, matured and were repaid.

In May 2016, $657.9 million of Series 2013-B asset-backed term notes, $157.9 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets, matured and were repaid.

In July 2016, Master Trust I issued $866.7 million of Series 2016-A asset-backed term notes, which mature in June 2021. The offering consisted of $650.0 million of Class A notes with a fixed interest rate of 2.03% per year, $32.5 million of Class M notes with a fixed interest rate of 2.33% per year and $184.2 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

In September 2016, Master Trust I issued $460.5 million of Series 2016-B asset-backed term notes, which mature in August 2018. The offering consisted of $350.0 million of Class A notes with a fixed interest rate of 1.44% per year and $110.5 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In October 2016, $126.6 million of Series 2011-B asset-backed term notes, $26.6 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets, matured and were repaid.

In October 2016, Master Trust I issued $460.5 million of Series 2016-C asset-backed term notes, which mature in October 2019. The offering consisted of $350.0 million of Class A notes with a fixed interest rate of 1.72% per year, $21.9 million of Class M notes with a fixed interest rate of 1.98% per year and $88.6 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

In November 2016, the WFC Trust renewed its 2009-VFN conduit facility, increasing the capacity from $1.05 billion to $1.4 billion and extending the maturity to November 1, 2018.

In December 2016, Master Trust I amended its 2009-VFN conduit facility, extending the maturity to November 30, 2018.

As of December 31, 2016, total capacity under the conduit facilities was $3.0 billion, of which $2.3 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from May 2017 to November 2018 with variable interest rates ranging from 1.86% to 1.96% as of December 31, 2016.

Maturities

The future principal payments for the Company’s debt as of December 31, 2016 are as follows:

			Non-Recourse
			Borrowings of
	Long-Term		Consolidated
	and		Securitization
Year	Other Debt	Deposits	Entities
	(In millions)
2017	$816.3	$4,674.9	$1,640.0
2018	226.0	1,460.5	2,996.0
2019	2,541.8	1,046.1	1,174.0
2020	648.5	691.7	475.0
2021	500.0	539.0	682.5
Thereafter	915.5	—	—
Total maturities	5,648.1	8,412.2	6,967.5
Unamortized discount and debt issuance costs	(46.7)	(20.3)	(12.1)
	$5,601.4	$8,391.9	$6,955.4

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates. The Company was not a party to any interest rate derivative instruments at December 31, 2016 or December 31, 2015.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, certain of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of December 31, 2016, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is eight months.

Additionally, in November 2015, the Company designated its Euro-denominated Senior Notes due 2023 as a net investment hedge of its investment in BrandLoyalty, which has a functional currency of the Euro, in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. The change in fair value of the Senior Notes due 2023 due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the years ended December 31, 2016 and 2015, gains of $7.9 million and losses of $3.8 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedge.

The following tables present the fair values of the derivative instruments and non-derivative instruments designated as hedges included within the Company’s consolidated balance sheets as of December 31, 2016 and 2015:

	December 31, 2016
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$34.4	$1.2	Other current assets	January 2017 to August 2017
Foreign currency exchange hedges	$27.6	$0.9	Other current liabilities	January 2017 to August 2017
Net investment hedge	$315.5	$7.9	Long-term and other debt	November 2023

	December 31, 2015
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$56.7	$2.7	Other current assets	January 2016 to October 2016
Foreign currency exchange hedges	$23.7	$0.4	Other current liabilities	January 2016 to September 2016
Net investment hedge	$325.8	$3.8	Long-term and other debt	November 2023

Not designated as hedging instruments:
Foreign currency exchange forward contract	$103.7	$1.3	Other current liabilities	February 2016
Foreign currency exchange hedges	$0.5	$—	Other current liabilities	January 2016

Derivatives Designated as Hedging Instruments

Losses of $0.9 million and $1.0 million, net of tax, were recognized in other comprehensive income for the years ended December 31, 2016 and 2015, respectively, related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the year ended December 31, 2016, losses of $0.6 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and $0.1 million of ineffectiveness was recorded. For the year ended December 31, 2015, losses of $0.2 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and $0.1 million of ineffectiveness

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

was recorded. At December 31, 2016, $0.4 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Derivatives Not Designated as Hedging Instruments

The following table summarizes activity related to and identifies the location of the Company’s derivatives not designated as hedging instruments for the years ended December 31, 2016, 2015 and 2014 recognized in the Company’s consolidated statements of income:

	Year Ended December 31,
	2016		2015		2014
	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments	Income Statement Location	Gain (Loss) on Derivative Instruments
	(In millions)
Interest rate derivatives	Interest expense on long-term and other debt, net	$—	Interest expense on long-term and other debt, net	$0.2	Interest expense on long-term and other debt, net	$0.3
Foreign currency exchange forward contracts	General and administrative	$(0.1)	General and administrative	$(15.0)	General and administrative	$(17.0)
Foreign currency exchange hedges	Cost of operations	$—	Cost of operations	$0.3	Cost of operations	$0.3

Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the Company’s consolidated statements of cash flows for all periods presented.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2016, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
Balance at December 31, 2014	$332.4	$680.8	$1,013.2
Cash proceeds	200.2	381.1	581.3
Revenue recognized	(185.8)	(402.5)	(588.3)
Other	—	0.7	0.7
Effects of foreign currency translation	(54.5)	(107.5)	(162.0)
Balance at December 31, 2015	$292.3	$552.6	$844.9
Cash proceeds	190.4	365.5	555.9
Revenue recognized	(194.0)	(585.2)	(779.2)
Change in breakage rate estimate	—	284.5	284.5
Other	—	(1.1)	(1.1)
Effects of foreign currency translation	9.0	17.5	26.5
Balance at December 31, 2016	$297.7	$633.8	$931.5
Amounts recognized in the consolidated balance sheets:
Current liabilities	$154.3	$633.8	$788.1
Non-current liabilities	$143.4	$—	$143.4

In the fourth quarter of 2016, a Private Member’s Public Bill was initially introduced to the Legislative Assembly of the Province of Ontario (the “Ontario Legislature”) that would prohibit the expiry of miles. On December 5, 2016, the Ontario Legislature passed Bill 47, Protecting Rewards Points Act (“Bill 47”), which amended Ontario's Consumer Protection Act, 2002 (the “Ontario Consumer Protection Act”) with respect to rewards points. Changes to the Ontario Consumer Protection Act affected by these amendments include, among other things, prohibiting suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone. These amendments to the Ontario Consumer Protection Act became effective upon receipt of Royal Assent on December 8, 2016. The Company anticipates that similar legislation may be enacted in some or all other Canadian provinces.

On December 1, 2016, with anticipated passage of the then-pending legislative changes in Ontario and the likelihood of changes in similar laws in some or all other Canadian provinces, LoyaltyOne cancelled its five-year expiry policy, which was implemented by the Company’s AIR MILES Reward Program on December 31, 2011 and expected to take effect on December 31, 2016. As a result of the cancellation of the expiry policy, coupled with increased redemption activity in the third and fourth quarter of 2016, the Company changed its estimate of breakage from 26% to 20%. As a result of this change in estimate, we increased the deferred redemption liability by $284.5 million with a corresponding reduction of redemption revenue.

14. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $152.3 million at December 31, 2016, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

The Company currently has an obligation to provide AIR MILES Reward Program collectors with travel and other rewards upon the redemption of AIR MILES reward miles. The Company believes that the redemption settlement assets, including the letters of credit and other assurances mentioned above, are sufficient to meet that obligation.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company has entered into certain long-term arrangements to purchase tickets from airlines and other suppliers in connection with redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to make purchases at set prices.

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $111.3 million, $105.5 million and $91.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2016, are:

	Operating	Capital
Year	Leases	Leases
	(In millions)
2017	$97.4	$2.4
2018	78.6	2.3
2019	70.9	1.5
2020	66.6	—
2021	55.7	—
Thereafter	320.6	—
Total	$689.8	6.2
Less amount representing interest		(0.2)
Total present value of minimum lease payments		$6.0

Regulatory Matters

Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (“FDIC”). Comenity Bank remains subject to regulation by the Board of the Governors of the Federal Reserve System. The Company’s industrial bank, Comenity Capital Bank, is regulated, supervised and examined by the State of Utah and the FDIC. As of October 1, 2016, both Comenity Bank and Comenity Capital Bank are under the supervision of the Consumer Financial Protection Bureau (“CFPB”), a federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations, and the CFPB may, from time to time, conduct reviews of their practices.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank (collectively, the “Banks”) to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets as well as adequate allowances for loan losses. Under the regulations, a “well capitalized” institution must have a Common Equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Common Equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, but 3% is allowed in some cases.

At December 31, 2016, the Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Capital Bank were 13.1%, 13.1%, 14.4% and 13.8%, respectively. At December 31, 2016, the Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Bank were 13.6%, 13.6%, 14.9% and 13.0%, respectively. Based on these guidelines, the Banks are considered well capitalized. At December 31, 2015, the Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Capital Bank were 13.0%, 13.0%, 14.3% and 13.3%, respectively. At December 31, 2015, the Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Bank were 14.4%, 14.4%, 15.7% and 14.8%, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On September 8, 2015, each of the Banks entered into a consent order with the FDIC in settlement of the FDIC’s review of the Banks’ practices regarding the marketing, promotion and sale of certain add-on products. The Banks entered into the consent orders for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the orders. Under the consent orders, the Banks were required to collectively provide restitution of approximately $61.5 million to eligible customers for actions occurring between January 2008 and September 2014 and $2.5 million in civil money penalties to the FDIC. In 2016, the Company satisfied its restitution obligations to the eligible customers under these consent orders.

Cardholders

The Company’s Card Services segment is active in originating private label and co-branded credit cards in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholder. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. At December 31, 2016, the Company had 92.3 million total accounts, including both active and inactive, having unused lines of credit averaging $1,879 per account. Within this total, the Company owns 13.2 million accounts through its agreements with one of its clients as discussed in “Transfer of Financial Assets” in Note 4, “Credit Card and Loan Receivables,” with unused lines of credit averaging $2,182 per account. The Company only bears the risk for its participating interest in the loan receivables originated by the Company and subsequently purchased by this client.

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

The specified annual earnings targets were met for the years ended December 31, 2014 and 2015. Accordingly, the Company acquired an additional 10% ownership interest each year, effective January 1, 2015 and 2016, increasing its ownership percentage to 70% and 80%, respectively. The Company paid €77.2 million ($87.4 million) and €91.1 million ($102.0 million) on February 10, 2015 and February 8, 2016, respectively, to acquire the additional 10% ownership interests in each of 2015 and 2016.

The Company and the minority shareholders of BrandLoyalty entered into a supplemental agreement to the share purchase agreement to accelerate the purchase of the remaining 20% ownership interest for a purchase price of €230.0 million ($258.8 million), resulting in the Company’s 100% ownership of BrandLoyalty, effective April 1, 2016.

For the year ended December 31, 2016, the Company adjusted the carrying amount of the redeemable non-controlling interest by $83.5 million to the redemption value.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of the changes in the redeemable non-controlling interest is as follows:

Redeemable
Non-Controlling Interest
(In millions)
Balance at January 1, 2015	$235.6
Net income attributable to non-controlling interest	8.9
Other comprehensive income attributable to non-controlling interest	0.9
Adjustment to redemption value	45.0
Foreign currency translation adjustments	(24.1)
Reclassification to accrued expenses	(98.9)
Balance at December 31, 2015	$167.4
Net income attributable to non-controlling interest	1.8
Other comprehensive income attributable to non-controlling interest	(0.7)
Adjustment to redemption value	83.5
Foreign currency translation adjustments	6.8
Redemption of non-controlling interest	(258.8)
Balance at December 31, 2016	$—

16. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In December 2013, the Company's Board of Directors authorized a stock repurchase program to acquire up to $400.0 million of the Company’s outstanding common stock from January 1, 2014 through December 31, 2014. In January 2015, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $600.0 million of the Company’s outstanding common stock from January 1, 2015 through December 31, 2015. In April 2015, the Board of Directors authorized an increase to the stock repurchase program originally approved in January 2015 to acquire an additional $400.0 million of the Company’s outstanding common stock through December 31, 2015, for a total authorization of $1.0 billion.

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

During the years ended December 31, 2016, 2015 and 2014, the Company repurchased approximately 3.8 million, 3.4 million and 1.1 million shares of its common stock, respectively, for an aggregate amount of $805.7 million, $951.6 million and $286.6 million, respectively.

At December 31, 2016, $194.3 million of the stock repurchase program that was authorized in 2016 expired unused.

On January 1, 2017, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from January 1, 2017 through December 31, 2017. The stock repurchase program is subject to any restrictions pursuant to the terms of the Company‘s credit agreements, indentures, and applicable securities laws or otherwise.

On January 30, 2017, under the authorization of the existing 2017 repurchase program, the Company entered into a $350.0 million fixed dollar accelerated share repurchase agreement (“ASR Agreement”), with an investment bank counterparty. Pursuant to the ASR Agreement, the Company received an initial delivery of 1.4 million shares of its common stock at a price per share of $227.95 on February 6, 2017. The final settlement, and delivery of additional shares if any, is scheduled for April 17, 2017, but can be accelerated by the counterparty. The final settlement is based

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

upon the volume weighted average price of its common stock, purchased by the counterparty during the period, less a specified discount, subject to a collar with a specified forward cap price and forward cap floor.

Stock Compensation Plans

The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.

The 2010 Omnibus Incentive Plan became effective July 1, 2010 and reserved 3,000,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants who performed services for the Company or its affiliates, with only employees eligible to receive incentive stock options. The 2010 Omnibus Incentive Plan expired on June 30, 2015.

In March 2015, the Company’s Board of Directors adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was subsequently approved by the Company’s stockholders on June 3, 2015. The 2015 Plan became effective July 1, 2015 and expires on June 30, 2020. The 2015 Plan reserves 5,100,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options.

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

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Cost of operations	$56.0	$72.5	$50.8
General and administrative	20.5	18.8	21.7
Total	$76.5	$91.3	$72.5

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. The Company’s forfeiture rate was 5% for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, there was approximately $90.4 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.6 years.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock Unit Awards

During 2016, the Company awarded both service-based and performance-based restricted stock units. Fair value of the restricted stock units is estimated using the Company’s closing share price on the date of grant. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest ratably over a three year period if specified performance measures tied to the Company’s financial performance are met.

				Weighted
	Performance-	Service-		Average
	Based	Based	Total	Fair Value
Balance at January 1, 2014	685,004	269,511	954,515	$121.86
Shares granted (1)	271,616	246,867	518,483	282.34
Shares vested	(405,655)	(99,037)	(504,692)	116.07
Shares forfeited	(32,898)	(16,074)	(48,972)	177.14
Balance at December 31, 2014	518,067	401,267	919,334	$198.85
Shares granted	281,491	82,811	364,302	284.22
Shares vested	(315,330)	(178,691)	(494,021)	174.93
Shares forfeited	(37,862)	(29,849)	(67,711)	239.35
Balance at December 31, 2015	446,366	275,538	721,904	$238.37
Shares granted	277,036	175,456	452,492	195.97
Shares vested	(233,604)	(95,829)	(329,433)	230.21
Shares forfeited	(45,479)	(22,787)	(68,266)	246.28
Balance at December 31, 2016	444,319	332,378	776,697	$216.89
Outstanding and Expected to Vest			706,151	$216.43

(1)	During the year ended December 31, 2014, shares granted for service-based restricted stock awards include 181,487 shares exchanged pursuant to the Conversant acquisition.

The total fair value of restricted stock units vested was $75.8 million, $86.4 million and $58.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $161.4 million at December 31, 2016. The weighted-average remaining contractual life for unvested restricted stock units was 1.6 years at December 31, 2016.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant.

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Balance at January 1, 2014	239,676	$46.75	239,676	$46.75
Granted (1)	49,117	41.94
Exercised	(117,260)	48.68
Forfeited	—	—
Balance at December 31, 2014	171,533	$44.05	165,745	$44.62
Granted	—	—
Exercised	(95,855)	39.89
Forfeited	(2,318)	32.71
Balance at December 31, 2015	73,360	$49.84	73,053	$49.96
Granted	—	—
Exercised	(54,275)	54.21
Forfeited	(219)	20.16
Balance at December 31, 2016	18,866	$37.60	18,864	$37.60
Vested and Expected to Vest	18,866	$37.60

(1)	During the year ended December 31, 2014, stock options granted represent those options exchanged pursuant to the Conversant acquisition.

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $8.5 million, $24.3 million and $25.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The aggregate intrinsic value of each of the outstanding and exerciseable stock options as of December 31, 2016 was approximately $3.6 million. The weighted average remaining contractual life of stock options vested and exercisable as of December 31, 2016 was approximately 2.7 years.

The Company received cash proceeds of approximately $2.9 million from stock options exercised during the year ended December 31, 2016.

Dividends

On October 20, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock to stockholders of record at the close of business on November 3, 2016, resulting in a dividend payment of $30.0 million on December 16, 2016.

On January 26, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock, payable on March 17, 2017 to stockholders of record at the close of business on February 15, 2017.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

In March 2015, the Company’s Board of Directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was subsequently approved by the Company’s stockholders on June 3, 2015. The 2015 ESPP became effective July 1, 2015 with no definitive expiration date. The Company’s Board of Directors may at any time and for any reason terminate or amend the 2015 ESPP. No employee may purchase more than $25,000 in stock under the 2015 ESPP in any calendar year, and no employee may purchase stock under the 2015 ESPP if such purchase would cause the employee to own more than 5% of the voting power or value of the Company’s common stock. The 2015 ESPP provides for six month offering periods, commencing on the first trading day of the first and third calendar quarter of each year and ending on the last trading day of each subsequent calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of the six-month period. An employee may elect to pay the purchase price of such common stock through payroll deductions. The 2015 ESPP provides for the issuance of any remaining shares available for issuance under the 2005 ESPP, which were 441,327 shares at June 30, 2015. The 2015 ESPP reserved an additional 1,000,000 shares of the Company’s common stock for issuance under the 2015 Plan, bringing the maximum number of shares reserved for issuance under the 2015 ESPP to 1,441,327 shares, subject to adjustment as provided in the 2015 ESPP.

On June 5, 2015, the Company registered 1,441,327 shares of its common stock for issuance in accordance with the 2015 ESPP pursuant to a Registration Statement on Form S-8, File No. 333-204759.

During the year ended December 31, 2016, the Company issued 88,962 shares of common stock under the 2015 ESPP at a weighted-average issue price of $175.67. Since its adoption on July 1, 2015, 149,465 shares of common stock have been issued, with 1,291,862 shares available for issuance under the 2015 ESPP.

2015 Omnibus Incentive Plan

At the June 3, 2015 annual meeting of stockholders, the Company’s stockholders approved the 2015 Omnibus Incentive Plan. The 2015 plan authorizes the compensation committee to grant cash-based and other equity-based or equity-related awards, including deferred stock units. The maximum cash amount that may be awarded to any single participant in any one calendar year may not exceed $7.5 million.

401(k) Retirement Savings Plan

The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company amended its 401(k) and Retirement Savings Plan effective December 10, 2014. The 401(k) and Retirement Savings Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the 401(k) and Retirement Savings Plan immediately upon joining the Company and after 180 days of employment begin receiving company matching contributions. In addition, “seasonal” or “on-call” employees must complete a year of eligibility service before they may participate in the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan permits eligible employees to make Roth elective deferrals, effective November 1, 2012, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth, elective deferrals made by employees, together with contributions by the Company to the 401(k) and Retirement Savings Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan covers U.S. employees, who are at least 18 years old, of ADS Alliance Data Systems, Inc., one of the Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts this 401(k) and Retirement Savings Plan. Employees of the Company, and all of its U.S. subsidiaries, are currently covered under the 401(k) and Retirement Savings Plan.

Effective January 1, 2014, the Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. All company matching contributions are immediately vested. In addition to the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

company match, the Company may make an additional annual discretionary contribution based on the Company’s profitability. This contribution, subject to Board of Director approval, is based on a percentage of pay and is subject to a separate three-year cliff vesting schedule. The discretionary contribution vests in full upon achieving three years of service for participants with less than three years of service. All of these contributions vest immediately if the participating employee has more than three years of service, attains age 65, becomes disabled, dies or if the 401(k) and Retirement Savings Plan terminates. Company matching and discretionary contributions for the years ended December 31, 2016, 2015 and 2014 were $38.0 million, $41.0 million and $37.4 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2016, 607,142 of such shares remain available for issuance.

Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group (“GRSP”), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan (“DPSP”) is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions were $1.8 million, $2.2 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company provides a Canadian Supplemental Executive Retirement Plan for a defined group of management and highly compensated employees of LoyaltyOne, Co., one of the Company’s wholly-owned subsidiaries. Similar to the EDCP, participants may defer on a pre-tax basis a portion of their compensation and bonuses payable for services rendered and to receive certain employer contributions.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

					Accumulated
	Net Unrealized	Net Unrealized	Net Unrealized	Foreign Currency	Other
	Gains (Losses) on	Gains (Losses) on	Gains (Losses) on	Translation	Comprehensive
	Securities	Cash Flow Hedges	Net Investment Hedge	Adjustments (1)	Loss
	(In millions)
Balance as of January 1, 2014	$4.1	$—	$—	$(22.3)	$(18.2)
Changes in other comprehensive income (loss) before reclassifications	(1.4)	2.6	—	(58.2)	(57.0)
Amounts reclassified from other comprehensive income (loss)	—	(0.3)	—	—	(0.3)
Changes in other comprehensive income (loss)	(1.4)	2.3	—	(58.2)	(57.3)
Balance at December 31, 2014	$2.7	$2.3	$—	$(80.5)	$(75.5)
Changes in other comprehensive income (loss) before reclassifications	(2.8)	(0.8)	(3.8)	(54.2)	(61.6)
Amounts reclassified from other comprehensive income (loss)	—	(0.2)	—	—	(0.2)
Changes in other comprehensive income (loss)	(2.8)	(1.0)	(3.8)	(54.2)	(61.8)
Balance at December 31, 2015	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss) before reclassifications	(2.1)	(0.3)	7.9	(18.9)	(13.4)
Amounts reclassified from other comprehensive income (loss)	0.6	(0.6)	—	—	—
Changes in other comprehensive income (loss)	(1.5)	(0.9)	7.9	(18.9)	(13.4)
Balance at December 31, 2016	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19. INCOME TAXES

The Company files a consolidated federal income tax return. The components of income before income taxes and income tax expense are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Components of income before income taxes:
Domestic	$864.1	$700.1	$667.8
Foreign	(27.1)	231.5	170.1
Total	$837.0	$931.6	$837.9
Components of income tax expense:
Current
Federal	$269.8	$322.2	$224.6
State	42.2	53.2	31.1
Foreign	38.2	72.1	79.5
Total current	350.2	447.5	335.2
Deferred
Federal	2.2	(100.2)	(14.3)
State	2.4	(11.0)	(18.9)
Foreign	(35.4)	(10.1)	19.8
Total deferred	(30.8)	(121.3)	(13.4)
Total provision for income taxes	$319.4	$326.2	$321.8

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Expected expense at statutory rate	$292.9	$326.1	$293.3
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	29.0	27.4	7.9
Foreign earnings at other than U.S. rates	(1.3)	(26.9)	(8.1)
Non-deductible expenses (non-taxable income)	1.5	(0.7)	27.3
Other	(2.7)	0.3	1.4
Total	$319.4	$326.2	$321.8

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2016	2015
	(In millions)
Deferred tax assets
Deferred revenue	$17.5	$0.2
Allowance for doubtful accounts	364.8	285.6
Net operating loss carryforwards and other carryforwards	100.6	130.2
Stock-based compensation and other employee benefits	37.3	41.4
Accrued expenses and other	72.1	80.4
Total deferred tax assets	592.3	537.8
Valuation allowance	(44.7)	(42.2)
Deferred tax assets, net of valuation allowance	547.6	495.6
Deferred tax liabilities
Deferred income	$458.2	$357.4
Depreciation	33.1	15.0
Intangible assets	371.0	467.7
Total deferred tax liabilities	862.3	840.1

Net deferred tax liability	$(314.7)	$(344.5)

Amounts recognized in the consolidated balance sheets (1):
Current assets	$—	$288.1
Non-current assets	20.1	0.6
Current liabilities	—	(1.7)
Non-current liabilities	(334.8)	(631.5)
Total – Net deferred tax liability	$(314.7)	$(344.5)

(1)

Reflects January 1, 2016 adoption of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The effect of the prospective adoption was a reduction in current deferred tax assets of $288.1 million, a reduction in current deferred tax liabilities of $1.7 million, an increase in non-current deferred tax assets of $0.2 million and a reduction in non-current deferred tax liabilities of $286.2 million as of January 1, 2016. Prior period amounts were not adjusted.

At December 31, 2016, the Company has approximately $25.3 million of U.S. federal net operating loss carryovers (“NOLs”), approximately $6.1 million of capital losses, and approximately $32.7 million of foreign tax credits that expire at various times through the year 2034. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs is subject to an annual limitation. At December 31, 2016, the Company has state income tax NOLs of approximately $525.9 million, approximately $6.1 million of capital losses, and state credits of approximately $8.6 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2035. The Company believes it is more likely than not that the capital losses and a portion of the state credits will expire before being utilized. Therefore, in accordance with ASC 740-10-30, “Income Taxes—Overall—Initial Measurement,” the Company has established a valuation allowance against the capital losses and a portion of the state credits and state NOLs that the Company expects to expire prior to utilization. The Company has $124.5 million of foreign NOLs and $2.2 million of foreign capital losses at December 31, 2016, which have an unlimited carryforward period. The Company does not believe it is more likely than not that these NOLs or capital losses will be utilized and has therefore established a full valuation allowance against them. The Company’s valuation allowance increased (decreased) $2.5 million, $29.2 million and $(9.4) million during the years ended December 31, 2016, 2015 and 2014, respectively.

Should certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in certain foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of these foreign subsidiaries in its operations outside the United States

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

to support its international growth. As of December 31, 2016, the excess is approximately $25.0 million. The determination of taxes associated with the $25.0 million is not practicable.

The income tax expense does not reflect the tax effect of certain items recorded directly to additional paid-in capital and other comprehensive income. The net tax (expense) benefit resulting from the exercise of employee stock options and other employee stock programs that was recorded in additional paid-in capital was approximately $(1.7) million, $20.1 million and $34.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net tax expense of the change in the carrying value of the Euro-denominated Senior Notes due 2023 due to foreign exchange fluctuations that was recorded directly to other comprehensive income was approximately $2.4 million for the year ended December 31, 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2014	$101.4
Increases related to prior years’ tax positions	3.5
Decreases related to prior years’ tax positions	(4.2)
Increases related to current year tax positions	18.4
Settlements during the period	(1.8)
Lapses of applicable statutes of limitation	(1.9)
Increases related to acquisitions	22.2
Balance at December 31, 2014	$137.6
Increases related to prior years’ tax positions	2.7
Decreases related to prior years’ tax positions	(7.2)
Increases related to current year tax positions	27.5
Settlements during the period	(0.7)
Lapses of applicable statutes of limitation	(3.3)
Balance at December 31, 2015	$156.6
Increases related to prior years’ tax positions	22.5
Decreases related to prior years’ tax positions	(12.1)
Increases related to current year tax positions	31.4
Settlements during the period	(3.1)
Lapses of applicable statutes of limitation	(3.3)
Balance at December 31, 2016	$192.0

Included in the balance at December 31, 2016 are tax positions reclassified from deferred income taxes. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $39.4 million, $31.9 million and $25.2 million at December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recorded approximately $8.1 million, $4.5 million and $1.4 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits.

At December 31, 2016, 2015 and 2014, the Company had unrecognized tax benefits of approximately $121.4 million, $107.9 million and $88.9 million, respectively that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company for years before 2012 are no longer subject to U.S. federal income tax examinations, state and local examinations or foreign income tax examinations.

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Credit card and loan receivables, net	$15,595.9	$16,423.2	$13,057.9	$13,057.9
Credit card and loan receivables held for sale	417.3	428.7	95.5	95.5
Redemption settlement assets, restricted	324.4	324.4	456.6	456.6
Other investments	197.6	197.6	220.4	220.4
Cash collateral, restricted	—	—	7.2	7.2
Derivative instruments	1.2	1.2	2.7	2.7
Financial liabilities
Derivative instruments	0.9	0.9	1.7	1.7
Deposits	8,391.9	8,432.2	5,605.9	5,654.6
Non-recourse borrowings of consolidated securitization entities	6,955.4	6,973.8	6,482.7	6,502.7
Long-term and other debt	5,601.4	5,641.0	5,017.4	5,040.0

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Financial Assets and Financial Liabilities Fair Value Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015:

		Fair Value Measurements at
		December 31, 2016 Using
	Balance at
	December 31,
	2016	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$25.5	$25.5	$—	$—
Corporate bonds (1)	240.8	—	240.8	—
Marketable securities (2)	122.3	5.0	117.3	—
U.S. Treasury bonds (2)	75.3	75.3	—	—
Cash collateral, restricted (3)	—	—	—	—
Derivative instruments (4)	1.2	—	1.2	—
Total assets measured at fair value	$465.1	$105.8	$359.3	$—

Derivative instruments (4)	$0.9	$—	$0.9	$—
Total liabilities measured at fair value	$0.9	$—	$0.9	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2016 and 2015.

The table below summarizes the changes in fair value of the Company’s asset and liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 825.

Cash collateral, restricted consists of spread deposits and excess funding deposits and is included in other non-current assets in the consolidated balance sheets. Spread deposits are recorded at their fair value based on discounted cash flow models. The fair value is based on the term of the underlying securities and a discount rate. For the years ended December 31, 2016 and 2015, gains included in earnings attributable to cash collateral, restricted were included in securitization funding costs in the Company’s consolidated statements of income. The underlying securities were settled in the fourth quarter of 2016.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

	Cash Collateral, Restricted		Contingent Consideration
	Years Ended December 31,		Years Ended December 31,
	2016	2015	2016	2015
	(In millions)
Balance at beginning of year	$4.9	$22.5	$—	$326.0
Total gains (realized or unrealized):
Included in earnings	0.2	0.4	—	—
Purchases	—	—	—	0.5
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(5.1)	(18.0)	—	(305.5)
Foreign currency transaction adjustments	—	—	—	(21.0)
Transfers in or out of Level 3	—	—	—	—
Balance at end of year	$—	$4.9	$—	$—

Gains for the period included in earnings related to assets still held at end of year	$—	$0.1	$—	$—

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of December 31, 2016 and 2015:

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$16,423.2	$—	$—	$16,423.2
Credit card and loan receivables held for sale	428.7	—	—	428.7
Total	$16,851.9	$—	$—	$16,851.9

Financial liabilities:
Deposits	$8,432.2	$—	$8,432.2	$—
Non-recourse borrowings of consolidated securitization entities	6,973.8	—	6,973.8	—
Long-term and other debt	5,641.0	—	5,641.0	—
Total	$21,047.0	$—	$21,047.0	$—

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$13,057.9	$—	$—	$13,057.9
Credit card and loan receivables held for sale	95.5	—	—	95.5
Total	$13,153.4	$—	$—	$13,153.4

Financial liabilities:
Deposits	$5,654.6	$—	$5,654.6	$—
Non-recourse borrowings of consolidated securitization entities	6,502.7	—	6,502.7	—
Long-term and other debt	5,040.0	—	5,040.0	—
Total	$17,197.3	$—	$17,197.3	$—

21. PARENT-ONLY FINANCIAL STATEMENTS

The following ADSC financial statements are provided in accordance with the rules of the Securities and Exchange Commission, which require such disclosure when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets. Certain of the Company’s subsidiaries may be restricted in distributing cash or other assets to ADSC, which could be utilized to service its indebtedness. In connection with the Company’s adoption of ASU 2015-03, the December 31, 2015 balance sheet has been retrospectively adjusted for unamortized debt issuance costs. The stand-alone parent-only financial statements are presented below.

Balance Sheets

	December 31,
	2016	2015
	(In millions)
Assets:
Cash and cash equivalents	$0.1	$104.0
Investment in subsidiaries	7,589.6	7,373.2
Intercompany receivables	51.2	174.8
Other assets	159.4	97.1
Total assets	$7,800.3	$7,749.1
Liabilities:
Current debt	$745.9	$332.3
Long-term debt	4,596.2	4,615.4
Other liabilities	800.0	791.4
Total liabilities	6,142.1	5,739.1
Stockholders’ equity	1,658.2	2,010.0
Total liabilities and stockholders’ equity	$7,800.3	$7,749.1

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Income

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Interest from loans to subsidiaries	$11.8	$10.0	$10.0
Dividends from subsidiaries	438.4	209.2	194.4
Total revenue	450.2	219.2	204.4
Interest expense, net	214.9	177.2	129.8
Other expenses, net	(1.3)	15.8	17.9
Total expenses	213.6	193.0	147.7
Income before income taxes and equity in undistributed net income of subsidiaries	236.6	26.2	56.7
Benefit for income taxes	75.2	70.2	36.6
Income before equity in undistributed net income of subsidiaries	311.8	96.4	93.3
Equity in undistributed net income of subsidiaries	205.8	509.0	422.8
Net income	$517.6	$605.4	$516.1

Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$517.6	$605.4	$516.1
Other comprehensive income (loss), net of tax	6.6	(3.8)	—
Total comprehensive income, net of tax	$524.2	$601.6	$516.1

Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net cash (used in) provided by operating activities	$(24.0)	$131.7	$(318.1)
Investing activities:
Payments for acquired businesses, net of cash acquired	—	—	(1,003.2)
Repayment of loans to subsidiaries	—	—	112.9
Loans to subsidiaries	(102.0)	—	—
Investment in subsidiaries	—	(205.8)	(15.0)
Dividends received	436.4	209.2	194.4
Net cash provided by (used in) investing activities	334.4	3.4	(710.9)
Financing activities:
Borrowings under debt agreements	3,571.5	2,971.0	3,358.0
Repayments of borrowings	(3,167.9)	(2,083.4)	(1,725.6)
Proceeds from convertible note hedge counterparties	—	—	1,519.8
Settlement of convertible note borrowings	—	—	(1,864.8)
Excess tax benefits from stock-based compensation	4.1	20.2	34.1
Payment of deferred financing costs	(11.6)	(5.8)	(36.3)
Purchase of treasury shares	(798.8)	(951.6)	(286.6)
Dividends paid	(30.0)	—	—
Proceeds from issuance of common stock	18.4	18.0	17.1
Other	—	—	(1.4)
Net cash (used in) provided by financing activities	(414.3)	(31.6)	1,014.3
Change in cash and cash equivalents	(103.9)	103.5	(14.7)
Cash and cash equivalents at beginning of year	104.0	0.5	15.2
Cash and cash equivalents at end of year	$0.1	$104.0	$0.5

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
•

Epsilon provides end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers; and

•

Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services for the Company’s private label and co-brand retail credit card programs.

Corporate and other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.”

			Card	Corporate/
Year Ended December 31, 2016	LoyaltyOne	Epsilon	Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,337.9	$2,155.2	$3,675.0	$0.3	$(30.3)	$7,138.1

Income (loss) before income taxes	$(27.3)	$123.2	$1,108.0	$(366.9)	$—	$837.0
Interest expense, net	3.3	—	210.3	214.9	—	428.5
Operating income (loss)	(24.0)	123.2	1,318.3	(152.0)	—	1,265.5
Depreciation and amortization	86.6	325.2	91.2	9.1	—	512.1
Stock compensation expense	10.1	31.8	14.1	20.5	—	76.5
Impact of expiry	241.7	—	—	—	—	241.7
Adjusted EBITDA (1)	314.4	480.2	1,423.6	(122.4)	—	2,095.8
Less: Securitization funding costs	—	—	125.6	—	—	125.6
Less: Interest expense on deposits	—	—	84.7	—	—	84.7
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	—	—	—	—	5.5
Adjusted EBITDA, net (1)	$308.9	$480.2	$1,213.3	$(122.4)	$—	$1,880.0

Capital expenditures	$31.9	$119.8	$49.4	$5.9	$—	$207.0
Total assets	$1,901.7	$4,543.1	$18,949.7	$119.6	$—	$25,514.1

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Card	Corporate/
Year Ended December 31, 2015	LoyaltyOne	Epsilon	Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,352.6	$2,140.7	$2,974.4	$0.3	$(28.3)	$6,439.7

Income (loss) before income taxes	$205.7	$134.9	$915.9	$(324.9)	$—	$931.6
Interest expense, net	2.5	—	150.7	177.0	—	330.2
Operating income (loss)	208.2	134.9	1,066.6	(147.9)	—	1,261.8
Depreciation and amortization	82.5	327.0	73.0	9.7	—	492.2
Stock compensation expense	10.8	46.5	15.2	18.8	—	91.3
Regulatory settlement	—	—	64.6	—	—	64.6
Adjusted EBITDA (1)	301.5	508.4	1,219.4	(119.4)	—	1,909.9
Less: Securitization funding costs	—	—	97.1	—	—	97.1
Less: Interest expense on deposits	—	—	53.6	—	—	53.6
Less: Adjusted EBITDA attributable to non-controlling interest	30.9	—	—	—	—	30.9
Adjusted EBITDA, net (1)	$270.6	$508.4	$1,068.7	$(119.4)	$—	$1,728.3

Capital expenditures	$35.7	$106.4	$35.7	$13.9	$—	$191.7
Total assets (2)	$1,988.5	$4,737.7	$15,394.3	$229.4	$—	$22,349.9

			Card	Corporate/
Year Ended December 31, 2014	LoyaltyOne	Epsilon	Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,406.9	$1,522.4	$2,395.1	$0.5	$(22.0)	$5,302.9

Income (loss) before income taxes	$244.4	$126.5	$851.8	$(384.8)	$—	$837.9
Interest expense, net	5.9	(0.1)	124.9	129.8	—	260.5
Operating income (loss)	250.3	126.4	976.7	(255.0)	—	1,098.4
Depreciation and amortization	88.7	157.4	58.9	8.1	—	313.1
Stock compensation expense	11.6	25.3	13.9	21.7	—	72.5
Earn-out obligation	—	—	—	105.9		105.9
Business acquisition costs	—	—	—	7.3		7.3
Adjusted EBITDA (1)	350.6	309.1	1,049.5	(112.0)	—	1,597.2
Less: Securitization funding costs	—	—	91.1	—	—	91.1
Less: Interest expense on deposits	—	—	37.5	—	—	37.5
Less: Adjusted EBITDA attributable to non-controlling interest	43.1	—	—	—	—	43.1
Adjusted EBITDA, net (1)	$307.5	$309.1	$920.9	$(112.0)	$—	$1,425.5

Capital expenditures	$31.8	$85.9	$29.9	$11.1	$—	$158.7
Total assets (2)	$2,362.7	$5,014.9	$12,620.2	$190.4	$—	$20,188.2

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles. In 2016, adjusted EBITDA excluded the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016. In 2015, adjusted EBITDA excluded costs associated with the consent orders with the FDIC, and in 2014, adjusted EBITDA excluded business acquisition costs related to the Conversant acquisition and the contingent consideration incurred as a result of the earn-out obligation associated with the BrandLoyalty acquisition. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280 as they are the primary performance metric utilized to assess performance of the segments.

(2)

Adjusted to reflect the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The effect of the adoption of the standard was to reduce other assets and debt by $72.0 million and $75.8 million as of December 31, 2015 and 2014, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:

			Europe,
	United		Middle East
	States	Canada	and Africa	Asia Pacific	Other	Total
	(In millions)
Revenues
Year Ended December 31, 2016	$5,730.3	$706.5	$537.4	$154.5	$9.4	$7,138.1
Year Ended December 31, 2015	$5,020.2	$761.2	$536.7	$113.7	$7.9	$6,439.7
Year Ended December 31, 2014	$3,867.0	$851.6	$463.3	$101.3	$19.7	$5,302.9

Long Lived Assets
December 31, 2016	$4,953.0	$256.1	$701.8	$12.4	$1.5	$5,924.8
December 31, 2015 (1)	$5,086.0	$235.5	$767.5	$10.4	$0.1	$6,099.5

(1)

Adjusted to reflect the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The effect of the adoption of the standard was to reduce other assets and debt by $72.0 million as of December 31, 2015.

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are presented below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(In millions, except per share amounts)
Revenues (1)	$1,676.1	$1,748.8	$1,885.6	$1,827.6
Operating expenses	1,331.8	1,428.2	1,464.6	1,648.0
Operating income	344.3	320.6	421.0	179.6
Interest expense, net	98.8	103.7	108.3	117.7
Income before income taxes	245.5	216.9	312.7	61.9
Provision for income taxes	86.6	76.2	105.2	51.4
Net income	158.9	140.7	207.5	10.5
Less: Net income attributable to non-controlling interest	1.8	—	—	—
Net income attributable to common stockholders	$157.1	$140.7	$207.5	$10.5
Net income attributable to common stockholders per share:
Basic	$2.36	$1.24	$3.56	$0.18
Diluted	$2.35	$1.24	$3.55	$0.18

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(In millions, except per share amounts)
Revenues	$1,601.2	$1,500.6	$1,589.1	$1,748.8
Operating expenses (2)	1,276.6	1,214.9	1,301.6	1,384.8
Operating income	324.6	285.7	287.5	364.0
Interest expense, net	78.0	80.7	82.1	89.4
Income before income taxes	246.6	205.0	205.4	274.6
Provision for income taxes	81.7	75.0	75.0	94.5
Net income	164.9	130.0	130.4	180.1
Less: Net income (loss) attributable to non-controlling interest	2.3	(1.3)	2.0	5.9
Net income attributable to common stockholders	$162.6	$131.3	$128.4	$174.2
Net income attributable to common stockholders per share:
Basic	$2.34	$2.12	$2.09	$2.36
Diluted	$2.32	$2.11	$2.08	$2.35

(1)	Reflects a $284.5 million reduction in revenue associated with the change in breakage rate estimate for the AIR MILES Reward Program from 26% to 20% for the quarter ended December 31, 2016.
(2)

Included in operating expenses in the quarter ended September 30, 2015 is $64.6 million in costs associated with the consent orders with the FDIC to provided restitution to eligible customers as well as civil penalties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 27, 2017
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 27, 2017
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 27, 2017
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 27, 2017
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 27, 2017
Roger H. Ballou

/S/ D. KEITH COBB	Director	February 27, 2017
D. Keith Cobb

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 27, 2017
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 27, 2017
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 27, 2017
Robert A. Minicucci

/S/ TIMOTHY J. THERIAULT	Director	February 27, 2017
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 27, 2017
Laurie A. Tucker

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to	Write-Offs	Balance at
	Beginning of	Costs and	Other	Net of	End of
Description	Year	Expenses	Accounts	Recoveries(1)	Year
	(In millions)
Allowance for Doubtful Accounts —Trade receivables:
Year Ended December 31, 2016	$4.0	$2.4	$0.8	$(2.7)	$4.5
Year Ended December 31, 2015	$3.8	$2.5	$2.1	$(4.4)	$4.0
Year Ended December 31, 2014	$2.3	$2.9	$0.1	$(1.5)	$3.8

(1)	Accounts written off during the year, net of recoveries and foreign exchange impact.

S-II