Form 10-Q
period 2017-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2017-05-08
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 26, 2017, 55,675,949 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$1,866.8	$1,859.2
Accounts receivable, net, less allowance for doubtful accounts ($5.9 and $4.5 at March 31, 2017 and December 31, 2016 respectively)	699.0	797.2
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	10,608.2	11,437.1
Other credit card and loan receivables	5,153.8	5,106.8
Total credit card and loan receivables	15,762.0	16,543.9
Allowance for loan loss	(1,020.2)	(948.0)
Credit card and loan receivables, net	14,741.8	15,595.9
Credit card and loan receivables held for sale	405.2	417.3
Inventories, net	245.3	271.3
Other current assets	311.9	324.0
Redemption settlement assets, restricted	513.0	324.4
Total current assets	18,783.0	19,589.3
Property and equipment, net	590.0	586.0
Deferred tax asset, net	20.7	20.1
Intangible assets, net	934.7	1,003.3
Goodwill	3,808.6	3,800.7
Other non-current assets	505.7	514.7
Total assets	$24,642.7	$25,514.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$391.0	$568.3
Accrued expenses	320.1	346.8
Current portion of deposits	4,713.4	4,673.0
Current portion of non-recourse borrowings of consolidated securitization entities	1,644.0	1,639.0
Current portion of long-term and other debt	828.6	814.5
Other current liabilities	328.3	399.8
Deferred revenue	779.0	788.1
Total current liabilities	9,004.4	9,229.5
Deferred revenue	138.0	143.4
Deferred tax liability, net	322.0	334.8
Deposits	3,491.9	3,718.9
Non-recourse borrowings of consolidated securitization entities	4,547.8	5,316.4
Long-term and other debt	5,445.0	4,786.9
Other liabilities	330.1	326.0
Total liabilities	23,279.2	23,855.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.6 shares and 112.5 shares at March 31, 2017 and December 31, 2016, respectively	1.1	1.1
Additional paid-in capital	3,015.9	3,046.1
Treasury stock, at cost, 56.8 shares and 55.1 shares at March 31, 2017 and December 31, 2016, respectively	(5,116.5)	(4,733.1)
Retained earnings	3,611.9	3,494.8
Accumulated other comprehensive loss	(148.9)	(150.7)
Total stockholders’ equity	1,363.5	1,658.2
Total liabilities and stockholders' equity	$24,642.7	$25,514.1

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2017	2016
	(In millions, except per share amounts)
Revenues
Services	$611.6	$589.9
Redemption	250.9	278.2
Finance charges, net	1,016.5	808.0
Total revenue	1,879.0	1,676.1
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,042.1	1,003.9
Provision for loan loss	315.1	171.9
General and administrative	44.6	27.6
Depreciation and other amortization	44.7	39.8
Amortization of purchased intangibles	80.1	88.6
Total operating expenses	1,526.6	1,331.8
Operating income	352.4	344.3
Interest expense
Securitization funding costs	35.2	30.4
Interest expense on deposits	26.0	17.2
Interest expense on long-term and other debt, net	64.0	51.2
Total interest expense, net	125.2	98.8
Income before income taxes	227.2	245.5
Provision for income taxes	80.8	86.6
Net income	$146.4	$158.9
Less: Net income attributable to non-controlling interest	—	1.8
Net income attributable to common stockholders	$146.4	$157.1

Net income attributable to common stockholders per share:
Basic (Note 2)	$2.60	$2.36
Diluted (Note 2)	$2.58	$2.35

Weighted average shares:
Basic (Note 2)	56.4	59.8
Diluted (Note 2)	56.7	60.2

Dividends declared per share:	$0.52	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2017	2016
	(In millions)

Net income	$146.4	$158.9

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	0.7	3.0
Tax benefit (expense)	—	(1.1)
Unrealized gain (loss) on securities available-for-sale, net of tax	0.7	1.9

Unrealized gain (loss) on cash flow hedges	(0.4)	(3.3)
Tax benefit (expense)	0.1	0.9
Unrealized gain (loss) on cash flow hedges, net of tax	(0.3)	(2.4)

Unrealized gain (loss) on net investment hedges	(5.1)	(15.6)
Tax benefit (expense)	1.5	—
Unrealized gain (loss) on net investment hedges, net of tax	(3.6)	(15.6)

Foreign currency translation adjustments	5.0	25.2

Other comprehensive income, net of tax	1.8	9.1

Total comprehensive income, net of tax	$148.2	$168.0
Less: Comprehensive income attributable to non-controlling interest	—	1.2
Comprehensive income attributable to common stockholders	$148.2	$166.8

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146.4	$158.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124.8	128.4
Deferred income taxes	(12.2)	(2.7)
Provision for loan loss	315.1	171.9
Non-cash stock compensation	23.5	19.9
Amortization of deferred financing costs	9.5	8.4
Change in deferred revenue	(23.0)	(32.4)
Change in other operating assets and liabilities, net of acquisitions	(127.7)	(213.4)
Originations of credit card and loan receivables held for sale	(1,852.2)	(1,623.0)
Sales of credit card and loan receivables held for sale	1,847.9	1,621.4
Other	35.4	42.7
Net cash provided by operating activities	487.5	280.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(186.3)	(8.0)
Change in restricted cash	(5.1)	(312.2)
Change in credit card and loan receivables	523.5	383.9
Purchase of credit card portfolios	—	(755.3)
Capital expenditures	(46.6)	(54.9)
Purchases of other investments	(0.1)	(3.8)
Maturities/sales of other investments	5.9	3.7
Other	(10.3)	(1.1)
Net cash provided by (used in) investing activities	281.0	(747.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,763.2	1,712.9
Repayments of borrowings	(1,098.9)	(1,227.2)
Issuances of deposits	581.9	1,136.9
Repayments of deposits	(770.6)	(659.5)
Non-recourse borrowings of consolidated securitization entities	180.0	880.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(945.0)	(1,040.0)
Acquisition of non-controlling interest	—	(102.0)
Payment of deferred financing costs	(7.4)	(4.3)
Dividends paid	(29.0)	—
Purchase of treasury shares	(415.0)	(408.8)
Other	(22.1)	(24.3)
Net cash (used in) provided by financing activities	(762.9)	263.7

Effect of exchange rate changes on cash and cash equivalents	2.0	5.9
Change in cash and cash equivalents	7.6	(198.0)
Cash and cash equivalents at beginning of period	1,859.2	1,168.0
Cash and cash equivalents at end of period	$1,866.8	$970.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$105.0	$84.6
Income taxes paid, net	$17.5	$112.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities (“VIEs”), the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 27, 2017.

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. Specifically, the Company combined its transaction, marketing services and other revenue to the financial statement line item caption “Services,” as all of these items represent revenue from services. These reclassifications had no effect on previously reported total revenue or net income.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 does not apply to financial instruments and other contractual rights or obligations (for example, interest income and late fees from credit card and loan receivables), and therefore the Company’s finance charges, net should not be affected by the adoption of the standard. Management is currently in the process of evaluating ASU 2014-09, including the expected impact on the Company’s business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for the Company’s contracts. Management has reviewed representative samples of contracts and other forms of agreements with the Company’s customers in both U.S. and international locations and is evaluating the provisions contained therein and applying the five-step model specified by ASU 2014-09. The Company has not yet determined the impact of this standard on its financial statements, including whether it will adopt on a prospective or retrospective basis.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018, and the standard will result in changes to its consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals.

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies certain aspects of share-based transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company’s provision for income taxes or diluted earnings per share for the three months ended March 31, 2017. The Company’s retrospective adoption of the presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase in cash flows from operating activities of $22.7 million and a decrease in cash flows from financing activities of $22.7 million for the three months ended March 31, 2016. The Company prospectively

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

adopted the presentation requirements for cash flows related to excess tax benefits, and prior period amounts were not adjusted. Further, the Company elected to continue to estimate forfeitures at each grant date.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In millions except per share amounts)
Numerator:
Net income attributable to common stockholders	$146.4	$157.1
Less: Accretion of redeemable non-controlling interest	—	15.9
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$146.4	$141.2

Denominator:
Weighted average shares, basic	56.4	59.8
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.3	0.4
Denominator for diluted calculation	56.7	60.2

Net income attributable to common stockholders per share:
Basic	$2.60	$2.36
Diluted	$2.58	$2.35

In the first quarter of 2016, the Company adjusted the carrying amount of the redeemable non-controlling interest by $15.9 million to the estimated redemption value assuming the interests were redeemable as of March 31, 2016.

For the three months ended March 31, 2017 and 2016, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

3. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	March 31,	December 31,
	2017	2016
	(In millions)
Principal receivables	$14,980.3	$15,754.0
Billed and accrued finance charges	700.3	708.6
Other	81.4	81.3
Total credit card and loan receivables	15,762.0	16,543.9
Less: Credit card receivables – restricted for securitization investors	10,608.2	11,437.1
Other credit card and loan receivables	$5,153.8	$5,106.8

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

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance at beginning of period	$948.0	$741.6
Provision for loan loss	315.1	171.9
Allowance associated with credit card and loan receivables transferred to held for sale	—	(15.0)
Change in estimate for uncollectible unpaid interest and fees	5.0	5.0
Recoveries	47.9	56.9
Principal charge-offs	(295.8)	(233.2)
Balance at end of period	$1,020.2	$727.2

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $156.7 million and $118.2 million for the three months ended March 31, 2017 and 2016, respectively.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	March 31,	% of	December 31,	% of
	2017	Total	2016	Total
	(In millions, except percentages)
Receivables outstanding - principal	$14,980.3	100.0%	$15,754.0	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	219.1	1.5%	249.8	1.6%
61 to 90 days	164.0	1.1	169.3	1.1
91 or more days	336.5	2.2	337.8	2.1
Total	$719.6	4.8%	$756.9	4.8%

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

The Company had $216.8 million and $216.5 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $52.0 million and $46.4 million, respectively, as of March 31, 2017 and December 31, 2016. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both March 31, 2017 and December 31, 2016.

The average recorded investment in impaired credit card receivables was $214.2 million and $174.8 million for the three months ended March 31, 2017 and 2016, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $4.7 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	45,248	$58.7	$58.6	50,761	$60.6	$60.5

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
	(Dollars in millions)		(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	26,621	$32.1	23,693	$25.4

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of March 31, 2017 and December 31, 2016, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	March 31, 2017
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	6.5	28.8%	$3,667.8	24.5%
13-24 Months	3.7	16.2	2,483.2	16.6
25-36 Months	2.8	12.2	2,060.3	13.8
37-48 Months	1.8	8.1	1,399.6	9.3
49-60 Months	1.4	5.9	988.2	6.6
Over 60 Months	6.5	28.8	4,381.2	29.2
Total	22.7	100.0%	$14,980.3	100.0%

	December 31, 2016
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	7.3	28.5%	$3,896.9	24.8%
13-24 Months	4.1	15.8	2,618.2	16.6
25-36 Months	3.0	11.6	2,050.8	13.0
37-48 Months	2.0	8.0	1,436.8	9.1
49-60 Months	1.5	5.9	1,021.7	6.5
Over 60 Months	7.7	30.2	4,729.6	30.0
Total	25.6	100.0%	$15,754.0	100.0%

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card and loan receivables by obligor credit quality as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$159.2	1.1%	$183.8	1.2%
27.1% and higher	1,165.7	7.8	1,168.0	7.4
17.1% - 27.0%	771.9	5.1	761.1	4.8
12.6% - 17.0%	846.6	5.6	820.9	5.2
3.7% - 12.5%	5,525.7	36.9	5,770.8	36.6
1.9% - 3.6%	3,229.8	21.6	3,444.9	21.9
Lower than 1.9%	3,281.4	21.9	3,604.5	22.9
Total	$14,980.3	100.0%	$15,754.0	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $71.8 million and $67.6 million at March 31, 2017 and December 31, 2016, respectively, and are included in credit card and loan receivables held for sale in the Company’s unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

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

During the three months ended March 31, 2017 and 2016, the Company purchased $92.4 million and $81.0 million, respectively, of loan receivables under these agreements.

The total outstanding balance of these loan receivables was $282.1 million and $282.6 million as of March 31, 2017 and December 31, 2016, respectively, and was included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheets.

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $333.4 million and $349.7 million as of March 31, 2017 and December 31, 2016, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2017 and 2016.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31,	December 31,
	2017	2016
	(In millions)
Total credit card receivables – restricted for securitization investors	$10,608.2	$11,437.1
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$224.4	$236.5

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net charge-offs of securitized principal	$186.0	$144.4

4. INVENTORIES, NET

Inventories, net of $245.3 million and $271.3 million at March 31, 2017 and December 31, 2016, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	March 31, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$118.4	$0.1	$(2.2)	$116.3	$124.5	$0.2	$(2.4)	$122.3
U.S. Treasury bonds	75.0	0.2	—	75.2	75.0	0.3	—	75.3
Total	$193.4	$0.3	$(2.2)	$191.5	$199.5	$0.5	$(2.4)	$197.6

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$74.2	$(1.8)	$11.5	$(0.4)	$85.7	$(2.2)
Total	$74.2	$(1.8)	$11.5	$(0.4)	$85.7	$(2.2)

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)
Total	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at March 31, 2017 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$32.0	$31.7
Due after one year through five years	50.0	50.2
Due after five years through ten years	3.4	3.5
Due after ten years	108.0	106.1
Total	$193.4	$191.5

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2017, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2017 and 2016.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	March 31, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$107.7	$—	$—	$107.7	$58.1	$—	$—	$58.1
Mutual funds	26.0	—	(0.1)	25.9	25.7	—	(0.2)	25.5
Corporate bonds	379.0	0.8	(0.4)	379.4	241.0	0.4	(0.6)	240.8
Total	$512.7	$0.8	$(0.5)	$513.0	$324.8	$0.4	$(0.8)	$324.4

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2017
	Less than 12 months		12 Months or Greater			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
	(In millions)
Mutual funds	$25.9	$(0.1)	$—	$—		$25.9	$(0.1)
Corporate bonds	167.6	(0.4)	9.6	—	(1)	177.2	(0.4)
Total	$193.5	$(0.5)	$9.6	$—		$203.1	$(0.5)

(1)	The Company held one investment with a fair value of $9.6 million in a de minimis unrealized loss position for 12 months or greater at March 31, 2017.

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$25.5	$(0.2)	$—	$—	$25.5	$(0.2)
Corporate bonds	111.2	(0.6)	—	—	111.2	(0.6)
Total	$136.7	$(0.8)	$—	$—	$136.7	$(0.8)

The amortized cost and estimated fair value of the securities at March 31, 2017 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$129.3	$129.4
Due after one year through five years	275.7	275.9
Total	$405.0	$405.3

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

default and has the intent and ability to hold the investments until maturity. As of March 31, 2017, the Company does not consider the investments to be other-than-temporarily impaired.

For the quarter ended March 31, 2017, the Company recognized a de minimis loss on the sale of investment securities. There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2016.

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2017
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,112.7	$(493.1)	$619.6	3-12 years—straight line
Premium on purchased credit card portfolios	357.3	(189.9)	167.4	3-13 years—straight line
Customer database	63.6	(49.0)	14.6	3 years—straight line
Collector database	52.6	(50.2)	2.4	5 years—straight line
Publisher networks	140.2	(63.7)	76.5	5-7 years—straight line
Tradenames	73.5	(40.5)	33.0	8-15 years—straight line
Purchased data lists	11.5	(6.3)	5.2	1-5 years—straight line, accelerated
Favorable lease	6.9	(3.3)	3.6	3-10 years—straight line
	$1,818.3	$(896.0)	$922.3
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,830.7	$(896.0)	$934.7

	December 31, 2016
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,108.6	$(451.8)	$656.8	3-12 years—straight line
Premium on purchased credit card portfolios	357.3	(172.3)	185.0	3-13 years—straight line
Customer databases	63.6	(43.7)	19.9	3 years—straight line
Collector database	52.1	(49.7)	2.4	30 years—15% declining balance
Publisher networks	140.2	(56.8)	83.4	5-7 years—straight line
Tradenames	83.5	(49.4)	34.1	3-15 years—straight line
Purchased data lists	11.6	(6.2)	5.4	1-5 years—straight line, accelerated
Favorable lease	6.9	(3.0)	3.9	3-10 years—straight line
	$1,823.8	$(832.9)	$990.9
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,836.2	$(832.9)	$1,003.3

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2017 (excluding the three months ended March 31, 2017)	$202.7
2018	235.9
2019	187.5
2020	123.9
2021	76.5
Thereafter	95.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne®	Epsilon®	Card Services	Corporate/ Other	Total
	(In millions)
Balance at January 1, 2016	$663.5	$2,888.9	$261.7	$—	$3,814.1
Goodwill acquired during year	—	—	—	—	—
Effects of foreign currency translation	(10.2)	(3.2)	—	—	(13.4)
Balance at December 31, 2016	$653.3	$2,885.7	$261.7	$—	$3,800.7
Goodwill acquired during year	—	—	—	—	—
Effects of foreign currency translation	7.7	0.2	—	—	7.9
Balance at March 31, 2017	$661.0	$2,885.9	$261.7	$—	$3,808.6

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. DEBT

Debt consists of the following:

	March 31,	December 31,
Description	2017	2016	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
Revolving line of credit	$500.0	$235.0	July 2018 or December 2019	(1)
Term loans	2,800.4	2,837.3	Various (2)	(1)
BrandLoyalty credit agreement	269.7	254.3	June 2020	(3)
Senior notes due 2017	400.0	400.0	December 2017	5.250%
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	426.1	—	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	319.6	315.5	November 2023	5.250%
Capital lease obligations and other debt	7.7	6.0	Various – Jan 2019 – Feb 2020	2.89% to 3.10%
Total long-term and other debt	6,323.5	5,648.1
Less: Unamortized discount and debt issuance costs	49.9	46.7
Less: Current portion	828.6	814.5
Long-term portion	$5,445.0	$4,786.9

Deposits:
Certificates of deposit	$5,309.3	$5,937.9	Various – April 2017 – March 2022	0.64% to 2.80%
Money market deposits	2,914.2	2,474.3	On demand	(4)
Total deposits	8,223.5	8,412.2
Less: Unamortized discount and debt issuance costs	18.2	20.3
Less: Current portion	4,713.4	4,673.0
Long-term portion	$3,491.9	$3,718.9

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,262.5	$4,262.5	Various – May 2017 – June 2021	1.26% to 4.55%
Floating rate asset-backed term note securities	360.0	360.0	April 2018	(5)
Conduit asset-backed securities	1,580.0	2,345.0	Various - May 2017 – Nov 2018	(6)
Total non-recourse borrowings of consolidated securitization entities	6,202.5	6,967.5
Less: Unamortized discount and debt issuance costs	10.7	12.1
Less: Current portion	1,644.0	1,639.0
Long-term portion	$4,547.8	$5,316.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At March 31, 2017, the weighted average interest rate was 2.99% for each of the revolving line of credit and term loans, respectively.

(2)	The maturity dates for the 2013 term loans are September 2017, July 2018 and December 2019.
(3)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At March 31, 2017, the weighted average interest rate was 1.17% and 1.85% for the BrandLoyalty revolving line of credit and term loans, respectively.

(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At March 31, 2017, the interest rates ranged from 0.76% to 2.37%.
(5)	The interest rate is based upon LIBOR plus an applicable margin. At March 31, 2017, the interest rate was 1.39%.
(6)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At March 31, 2017, the interest rates ranged from 2.01% to 2.07%.

At March 31, 2017, the Company was in compliance with its financial covenants.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

Credit Agreement

As of March 31, 2017, the Company’s credit agreement, as amended (the “Credit Agreement”) provided for $3.1 billion in term loans subject to certain principal repayments and a $1.3 billion revolving line of credit, with $822.5 million total availability.

BrandLoyalty Credit Agreement

As of March 31, 2017, amounts outstanding under the revolving lines of credit and the term loans under the BrandLoyalty Credit Agreement were €85.6 million and €167.5 million ($91.2 million and $178.5 million), respectively. Of the €85.6 million outstanding under the revolving lines of credit, €44.4 million ($47.3 million) was uncommitted.

Senior Notes due 2022 (€400.0 million)

In March 2017, the Company issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022 (the “Notes”). Interest is payable semiannually in arrears, on March 15 and September 15 of each year, beginning on September 15, 2017.

The Notes are governed by an indenture dated as of March 14, 2017. The indenture incudes usual and customary negative covenants and events of default for transactions of these types. The Notes are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries that guarantee the Credit Agreement.

The Company may redeem some or all of the Notes at any time at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date and the applicable premium specified in the indenture. Prior to March 15, 2019, the applicable premium is a "make-whole" amount; on or after such date, the applicable premium is specified in a table in the indenture. In addition, upon the occurrence of certain kinds of changes of control, the Company must offer to purchase the Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of purchase. In addition, at any time prior to March 15, 2019, the Company may, with an amount equal to the net cash proceeds of one or more qualified equity offerings, as defined in the indenture, redeem up to 35% of the aggregate principal amount of the outstanding Notes at a redemption price equal to 104.500% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, provided that such redemption occurs within 90 days following the closing of such qualified equity offering.

Non-Recourse Borrowings of Consolidated Securitization Entities

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

In April 2017, Master Trust III renewed its 2009-VFC1 conduit facility, increasing the capacity from $900.0 million to $925.0 million and extending the maturity to April 2018.

9. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates. The Company was not a party to any interest rate derivative instruments at March 31, 2017 or December 31, 2016.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2017, the Company

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of March 31, 2017, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 12 months.

Certain foreign currency exchange forward contracts are not designated as hedges as they do not meet the specific hedge accounting requirements of ASC 815, “Derivatives and Hedging.” Changes in the fair value of the derivative instruments not designated as hedging instruments are recorded in the unaudited condensed consolidated statements of income as they occur. Gains and losses on derivatives not designated as hedging instruments are included in other operating activities in the unaudited condensed consolidated statements of cash flows for all periods presented.

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$19.8	$0.3	Other current assets	April 2017 to March 2018
Foreign currency exchange hedges	$10.0	$0.1	Other current liabilities	April 2017 to August 2017

Not designated as hedging instruments:
Foreign currency exchange forward contract	$62.2	$0.1	Other current assets	March 2018
Foreign currency exchange forward contracts	$149.1	$2.9	Other current liabilities	February 2018

	December 31, 2016
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$34.4	$1.2	Other current assets	January 2017 to August 2017
Foreign currency exchange hedges	$27.6	$0.9	Other current liabilities	January 2017 to August 2017

Derivatives Designated as Hedging Instruments

Losses of $0.3 million and $2.4 million, net of tax, were recognized in other comprehensive income for the three months ended March 31, 2017 and 2016, respectively, related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the three months ended March 31, 2017, gains of $0.3 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and a de minimis amount of ineffectiveness was recorded. For the three months ended March 31, 2016, gains of $0.5 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations) and a de minimis amount of ineffectiveness was recorded. At March 31, 2017, $0.1 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Derivatives Not Designated as Hedging Instruments

For the three months ended March 31, 2017 and 2016, losses of $2.7 million and $0.1 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net Investment Hedges

In November 2015, the Company designated its Euro-denominated Senior Notes due 2023 (€300.0 million) as a net investment hedge of its investment in BrandLoyalty, which has a functional currency of the Euro, in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. Additionally, in March 2017, the Company designated €200.0 million of its Euro-denominated Senior Notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty. The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three months ended March 31, 2017 and 2016, losses of $3.6 million and $15.6 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
Balance at December 31, 2016	$297.7	$633.8	$931.5
Cash proceeds	40.7	76.7	117.4
Revenue recognized	(50.0)	(91.6)	(141.6)
Other	—	1.3	1.3
Effects of foreign currency translation	2.6	5.8	8.4
Balance at March 31, 2017	$291.0	$626.0	$917.0
Amounts recognized in the consolidated balance sheets:
Current liabilities	$153.0	$626.0	$779.0
Non-current liabilities	$138.0	$—	$138.0

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On January 1, 2017, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from January 1, 2017 through December 31, 2017. The stock repurchase program is subject to any restrictions pursuant to the terms of the Company’s credit agreements, indentures, and applicable securities laws or otherwise.

On January 30, 2017, under the authorization of the existing 2017 repurchase program, the Company entered into a $350.0 million fixed dollar accelerated share repurchase program agreement (“ASR Agreement”), with an investment bank counterparty. Pursuant to the ASR Agreement, the Company received an initial delivery of 1.4 million shares of its common stock on February 6, 2017. The final settlement was based upon the volume weighted average price of its common stock, purchased by the counterparty during the period, less a specified discount, subject to a collar with a specified forward cap price and forward cap floor. The final settlement was on April 17, 2017 and resulted in the delivery of an additional 0.1 million shares. As a result of this transaction, the Company purchased a total of 1.5 million shares of its common stock at a settlement price per share of $238.34.

For the three months ended March 31, 2017, the Company acquired a total of 1.7 million shares of its common stock for $415.0 million, including those amounts under the ASR Agreement.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of March 31, 2017, the Company had $85.0 million available under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Cost of operations	$13.9	$14.8
General and administrative	9.6	5.1
Total	$23.5	$19.9

During the three months ended March 31, 2017, the Company awarded 81,452 service-based restricted stock units with a weighted average grant date fair value per share of $230.73 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2017, the Company awarded 267,171 performance-based restricted stock units with a weighted average grant date fair value per share of $230.57 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2018, an additional 33% of the award on February 15, 2019 and the final 34% of the award on February 18, 2020, provided that the participant is employed by the Company on each such vesting date.

Additionally during the three months ended March 31, 2017, the Company awarded 15,140 performance-based restricted stock units with a weighted average grant date fair value per share of $230.57 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 50% of the award on February 15, 2018 and the remaining 50% of the award on February 15, 2019, provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2017, the Company also awarded 28,172 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $199.19 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, projected dividend yields, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon such determination of the market condition, the restrictions will lapse with respect to 100% of the award on February 15, 2019, provided that the participant is employed by the Company on such vesting date.

Dividends

On January 26, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock to stockholders of record at the close of business on February 15, 2017, resulting in a dividend payment of $29.0 million on March 17, 2017.

On April 20, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock, payable on June 19, 2017 to stockholders of record at the close of business on May 15, 2017.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2017	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2016	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)
Changes in other comprehensive income (loss) before reclassifications	0.9	(0.6)	(3.6)	5.0	1.7
Amounts reclassified from other comprehensive income (loss)	(0.2)	0.3	—	—	0.1
Changes in other comprehensive income (loss)	0.7	(0.3)	(3.6)	5.0	1.8
Balance at March 31, 2017	$(0.9)	$0.1	$0.5	$(148.6)	$(148.9)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2016	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2015	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss) before reclassifications	1.9	(2.9)	(15.6)	25.2	8.6
Amounts reclassified from other comprehensive income (loss)	—	0.5	—	—	0.5
Changes in other comprehensive income (loss)	1.9	(2.4)	(15.6)	25.2	9.1
Balance at March 31, 2016	$1.8	$(1.1)	$(19.4)	$(109.5)	$(128.2)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments  — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Credit card and loan receivables, net	$14,741.8	$15,536.7	$15,595.9	$16,423.2
Credit card and loan receivables held for sale	405.2	412.3	417.3	428.7
Redemption settlement assets, restricted	513.0	513.0	324.4	324.4
Other investments	191.5	191.5	197.6	197.6
Derivative instruments	0.4	0.4	1.2	1.2
Financial liabilities
Derivative instruments	3.0	3.0	0.9	0.9
Deposits	8,205.3	8,235.4	8,391.9	8,432.2
Non-recourse borrowings of consolidated securitization entities	6,191.8	6,212.0	6,955.4	6,973.8
Long-term and other debt	6,273.6	6,381.0	5,601.4	5,641.0

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

Credit card and loan receivables held for sale — The fair value of credit card portfolios held for sale is based on significant unobservable inputs, including forecasted yields and net loss estimates.  Loan receivables held for sale are recorded at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration of the holding period of the loan receivables prior to sale.

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

Derivative instruments — The Company’s foreign currency cash flow hedges are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and option volatility. The fair value of the foreign currency forward contracts is estimated based on published quotations of spot foreign currency rates and forward points which are converted into implied foreign currency rates.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements at
		March 31, 2017 Using
	Balance at
	March 31,
	2017	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$25.9	$25.9	$—	$—
Corporate bonds (1)	379.4	—	379.4	—
Marketable securities (2)	116.3	5.1	111.2	—
U.S. Treasury bonds (2)	75.2	75.2	—	—
Derivative instruments (3)	0.4	—	0.4	—
Total assets measured at fair value	$597.2	$106.2	$491.0	$—

Derivative instruments (3)	$3.0	$—	$3.0	$—
Total liabilities measured at fair value	$3.0	$—	$3.0	$—

		Fair Value Measurements at
		December 31, 2016 Using
	Balance at
	December 31,
	2016	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$25.5	$25.5	$—	$
Corporate bonds (1)	240.8	—	240.8		—
Marketable securities (2)	122.3	5.0	117.3		—
U.S. Treasury bonds (2)	75.3	75.3	—		—
Derivative instruments (3)	1.2	—	1.2		—
Total assets measured at fair value	$465.1	$105.8	$359.3		$—

Derivative instruments (3)	$0.9	$—	$0.9		$—
Total liabilities measured at fair value	$0.9	$—	$0.9		$—

(1)	Amounts are included in redemption settlement assets in the unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(2)	Amounts are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets.
(3)	Amounts are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheets.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2017 and 2016, respectively.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at
	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$15,536.7	$—	$—	$15,536.7
Credit card and loan receivables held for sale	412.3	—	—	412.3
Total	$15,949.0	$—	$—	$15,949.0

Financial liabilities:
Deposits	$8,235.4	$—	$8,235.4	$—
Non-recourse borrowings of consolidated securitization entities	6,212.0	—	6,212.0	—
Long-term and other debt	6,381.0	—	6,381.0	—
Total	$20,828.4	$—	$20,828.4	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$16,423.2	$—	$—	$16,423.2
Credit card and loan receivables held for sale	428.7	—	—	428.7
Total	$16,851.9	$—	$—	$16,851.9

Financial liabilities:
Deposits	$8,432.2	$—	$8,432.2	$—
Non-recourse borrowings of consolidated securitization entities	6,973.8	—	6,973.8	—
Long-term and other debt	5,641.0	—	5,641.0	—
Total	$21,047.0	$—	$21,047.0	$—

14. INCOME TAXES

For the three months ended March 31, 2017 and 2016, the Company utilized an effective tax rate of 35.6% and 35.3%, respectively, to calculate its provision for income taxes.

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

				Corporate/
Three Months Ended March 31, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$333.1	$529.4	$1,023.2	$—	$(6.7)	$1,879.0

Income (loss) before income taxes	$36.3	$(1.6)	$301.9	$(109.4)	$—	$227.2
Interest expense, net	1.1	—	61.2	62.9	—	125.2
Operating income (loss)	37.4	(1.6)	363.1	(46.5)	—	352.4
Depreciation and amortization	19.2	77.9	25.7	2.0	—	124.8
Stock compensation expense	2.1	8.7	3.1	9.6	—	23.5
Adjusted EBITDA (1)	58.7	85.0	391.9	(34.9)	—	500.7
Less: Securitization funding costs	—	—	35.2	—	—	35.2
Less: Interest expense on deposits	—	—	26.0	—	—	26.0
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$58.7	$85.0	$330.7	$(34.9)	$—	$439.5

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Three Months Ended March 31, 2016	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$354.6	$493.3	$835.5	$0.1	$(7.4)	$1,676.1

Income (loss) before income taxes	$55.8	$(12.5)	$283.7	$(81.5)	$—	$245.5
Interest expense, net	(0.1)	—	47.6	51.3	—	98.8
Operating income (loss)	55.7	(12.5)	331.3	(30.2)	—	344.3
Depreciation and amortization	20.9	84.7	20.1	2.7	—	128.4
Stock compensation expense	2.6	8.5	3.7	5.1	—	19.9
Adjusted EBITDA (1)	79.2	80.7	355.1	(22.4)	—	492.6
Less: Securitization funding costs	—	—	30.4	—	—	30.4
Less: Interest expense on deposits	—	—	17.2	—	—	17.2
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	—	—	—	—	5.5
Adjusted EBITDA, net (1)	$73.7	$80.7	$307.5	$(22.4)	$—	$439.5

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

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

•	loss of, or reduction in demand for services from, significant clients;
•	increases in net charge-offs in credit card and loan receivables;
•	increases in the cost of doing business, including market interest rates;
•	loss of active AIR MILES Reward Program collectors;
•	disruptions in the airline or travel industries;
•	failure to identify or successfully integrate business acquisitions;
•	increased redemptions by AIR MILES Reward Program collectors;
•	inability to access the asset-backed securitization funding market;
•	unfavorable fluctuations in foreign currency exchange rates;
•	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
•	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
•	failure to maintain exemption from regulation under the Bank Holding Company Act;
•	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
•	loss of consumer information due to compromised physical or cyber security; and
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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on February 27, 2017.

First Quarter 2017 Highlights and Recent Developments

•	For the three months ended March 31, 2017, as compared to three months ended March 31, 2016:

•Revenue increased 12% to $1.9 billion.

•Net income decreased 8% to $146.4 million.

•Earnings per share increased 10% to $2.58.

•Adjusted EBITDA, net was flat at $439.5 million.

•In January 2017, we entered into a $350.0 million fixed dollar accelerated share repurchase agreement and received an initial delivery of 1.4 million shares of our common stock on February 6, 2017. The agreement was settled in April 2017 and we received a final delivery of 0.1 million shares.

•We paid a quarterly dividend of $29.0 million, or $0.52 per share, in March 2017.

•In March 2017, we issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022.

2017 Outlook

Within our LoyaltyOne segment, our AIR MILES Reward Program will continue to be impacted by the change in the breakage rate from 26% to 20%, in particular in the first half of the year. As LoyaltyOne begins to implement program changes, we expect adjusted EBITDA margins to recover in the third quarter of 2017. We expect issuance growth of AIR MILES reward miles to approximate 3% for the year, and the burn rate, measured in each period as miles redeemed divided by miles issued, to approximate 78% for 2017. With respect to BrandLoyalty, timing of programs in market can impact our quarterly financial results and in 2017, we expect major programs to launch in the third and fourth quarters.

Within our Epsilon segment, we had a strong first quarter with revenue and adjusted EBITDA growth both exceeding our expectations. For the year, we continue to expect 4% growth in revenue and adjusted EBITDA. With respect to our Technology platform, we have standardized our product and fixed our cost structure, which will provide for a faster time to market and allow Epsilon to be more price competitive. With these changes, we expect negative growth in this product offering to become flat by the end of the year, positively impacting the overall growth of the segment.

Within our Card Services segment, for the full year 2017, we expect double-digit growth for revenue and approximately 10% growth for adjusted EBITDA, net. We expect credit card and loan receivables growth of 15% with stable gross yields. Delinquencies continue to track to our estimates for 2017. Credit sales increased 6% for the three months ended March 31, 2017, with one-third of those sales through digital channels, reflecting the changing retail landscape. Recognizing the shift to digital sales, we recently introduced new digital capabilities to promote our retailers online channels.

Index

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
	2017	2016	% Change
	(in millions, except percentages)
Revenues
Services	$611.6	$589.9	4%
Redemption	250.9	278.2	(10)
Finance charges, net	1,016.5	808.0	26
Total revenue	1,879.0	1,676.1	12
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,042.1	1,003.9	4
Provision for loan loss	315.1	171.9	83
General and administrative	44.6	27.6	62
Depreciation and other amortization	44.7	39.8	12
Amortization of purchased intangibles	80.1	88.6	(10)
Total operating expenses	1,526.6	1,331.8	15
Operating income	352.4	344.3	2
Interest expense
Securitization funding costs	35.2	30.4	16
Interest expense on deposits	26.0	17.2	51
Interest expense on long-term and other debt, net	64.0	51.2	25
Total interest expense, net	125.2	98.8	27
Income before income tax	227.2	245.5	(7)
Provision for income taxes	80.8	86.6	(7)
Net income	$146.4	$158.9	(8)%

Key Operating Metrics:
Credit card statements generated	72.2	65.5	10%
Credit sales	$6,579.2	$6,178.2	6%
Average credit card and loan receivables	$15,685.4	$13,536.7	16%
AIR MILES reward miles issued	1,235.9	1,286.3	(4)%
AIR MILES reward miles redeemed	1,226.3	1,283.9	(4)%

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue.  Total revenue increased $202.9 million, or 12%, to $1,879.0 million for the three months ended March 31, 2017 from $1,676.1 million for the three months ended March 31, 2016. The net increase was due to the following:

•

Services. Revenue increased $21.7 million, or 4%, to $611.6 million for the three months ended March 31, 2017 as a result of an increase in services provided to our Epsilon clients, driven by double-digit growth in agency offerings and CRM services. This increase was offset in part by a $16.4 million reduction in merchant fees, which are transaction fees charged to the retailer.

•

Redemption. Revenue decreased $27.3 million, or 10%, to $250.9 million for the three months ended March 31, 2017 as our coalition loyalty program was negatively impacted by the change in breakage rate in December 2016 and a 4% decrease in AIR MILES reward miles redeemed, while our short-term loyalty programs were negatively impacted by the timing of programs in market.

•

Finance charges, net.  Revenue increased $208.5 million, or 26%, to $1,016.5 million for the three months ended March 31, 2017, driven by a combination of higher average credit card and loan receivables, which impacted revenue by $148.2 million, and a higher finance yield of 150 basis points, which impacted revenue by $60.3 million. The increase in average credit card and loan receivables was a result of a combination of recent credit card portfolio acquisitions and an increase in credit sales, while the increase in our finance yield was impacted by higher late fees.

Cost of operations.  Cost of operations increased $38.2 million, or 4%, to $1,042.1 million for the three months ended March 31, 2017 as compared to $1,003.9 million for the three months ended March 31, 2016. The net increase was due to the following:

•

Within the LoyaltyOne segment, cost of operations decreased $1.4 million as a $10.4 million decrease in cost of redemptions associated with the decrease in redemption revenue was offset in part by higher payroll and benefit costs and increased marketing expenses to stimulate sponsor and collector engagement.

Index

•

Within the Epsilon segment, cost of operations increased $31.9 million due to an increase in direct costs associated with the increase in revenue as well as a 6% increase in payroll and benefit expenses.

•

Within the Card Services segment, cost of operations increased $7.2 million due to higher payroll and benefit expenses and higher credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $143.2 million, or 83%, to $315.1 million for the three months ended March 31, 2017 as compared to $171.9 million for the three months ended March 31, 2016. The increase in the provision for loan loss was driven by higher principal loss rates as well as an increase in credit card and loan receivables.

General and administrative.  General and administrative expenses increased $17.0 million, or 62%, to $44.6 million for the three months ended March 31, 2017, as compared to $27.6 million for the three months ended March 31, 2016, due to higher payroll and benefit costs of $11.1 million associated with an increase in stock compensation, medical costs and discretionary benefits, as well as an increase in net foreign currency exchange losses realized of $4.5 million and charitable contributions of $1.1 million.

Depreciation and other amortization. Depreciation and other amortization increased $4.9 million, or 12%, to $44.7 million for the three months ended March 31, 2017, as compared to $39.8 million for the three months ended March 31, 2016, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $8.5 million, or 10%, to $80.1 million for the three months ended March 31, 2017 as compared to $88.6 million for the three months ended March 31, 2016, as the amortization associated with the intangible assets from recent portfolio acquisitions was more than offset by certain fully amortized intangible assets.

Interest expense, net.  Total interest expense, net increased $26.4 million, or 27%, to $125.2 million for the three months ended March 31, 2017 as compared to $98.8 million for the three months ended March 31, 2016. The increase was due to the following:

•

Securitization funding costs. Securitization funding costs increased $4.8 million due to a 10 basis point increase in average interest rates as compared to the prior year period that was partially offset by a 5% decrease in average borrowings.

•	Interest expense on deposits. Interest expense on deposits increased $8.8 million due to higher average borrowings at consistent average interest rates.
•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $12.8 million due to the issuance of additional senior notes in October 2016 and March 2017, which increased interest expense by $8.1 million, and an increase of $3.1 million due to the incremental term loan borrowing in April 2016 coupled with an increase in the LIBOR rate.

Taxes. Income tax expense decreased $5.8 million to $80.8 million for the three months ended March 31, 2017 from $86.6 million for the three months ended March 31, 2016 due to a decrease in taxable income, offset in part by an increase in the effective tax rate. The effective tax rate for the current year quarter was 35.6% as compared to 35.3% for the prior year quarter.

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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net income	$146.4	$158.9
Stock compensation expense	23.5	19.9
Provision for income taxes	80.8	86.6
Interest expense, net	125.2	98.8
Depreciation and other amortization	44.7	39.8
Amortization of purchased intangibles	80.1	88.6
Adjusted EBITDA	500.7	492.6
Less: Securitization funding costs	35.2	30.4
Less: Interest expense on deposits	26.0	17.2
Less: Adjusted EBITDA attributable to non-controlling interest	—	5.5
Adjusted EBITDA, net	$439.5	$439.5

Index

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended March 31,
	2017	2016	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$333.1	$354.6	(6)%
Epsilon	529.4	493.3	7
Card Services	1,023.2	835.5	22
Corporate/Other	—	0.1	nm*
Eliminations	(6.7)	(7.4)	nm*
Total	$1,879.0	$1,676.1	12%
Adjusted EBITDA, net (1):
LoyaltyOne	$58.7	$73.7	(20)%
Epsilon	85.0	80.7	5
Card Services	330.7	307.5	8
Corporate/Other	(34.9)	(22.4)	56
Total	$439.5	$439.5	—%

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

*  not meaningful

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue.  Total revenue increased $202.9 million, or 12%, to $1,879.0 million for the three months ended March 31, 2017 from $1,676.1 million for the three months ended March 31, 2016. The net increase was due to the following:

•

LoyaltyOne. Revenue decreased $21.5 million, or 6%, to $333.1 million for the three months ended March 31, 2017 as our coalition program declined $11.6 million due to the impact of the change in breakage rate in December 2016 and our short-term loyalty programs decreased $9.9 million related to the timing of programs in market.

•

Epsilon. Revenue increased $36.1 million, or 7%, to $529.4 million for the three months ended March 31, 2017 driven by double-digit growth in agency offerings and CRM services from a combination of new clients and strength in existing client relationships, offset in part by a 7% decline in technology platform revenue as compared to the prior year period.

•

Card Services.  Revenue increased $187.7 million, or 22%, to $1,023.2 million for the three months ended March 31, 2017, driven by a $208.5 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Merchant fees declined $16.4 million due to increased royalty payments associated with higher volumes and new clients.

Adjusted EBITDA, net.  Adjusted EBITDA, net was flat at $439.5  million for the three months ended March 31, 2017 and the three months ended March 31, 2016 due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net decreased $15.0 million, or 20%, to $58.7 million for the three months ended March 31, 2017 primarily due to the decrease in revenue discussed above, offset in part by the associated decrease in cost of redemptions. In the prior year period, adjusted EBITDA, net was reduced by $5.5 million of adjusted EBITDA attributable to the non-controlling interest. Effective April 1, 2016, we own 100% of BrandLoyalty.

•

Epsilon.  Adjusted EBITDA, net increased $4.3 million, or 5%, to $85.0 million for the three months ended March 31, 2017, as the increase in revenue noted above was offset in part by a 6% increase in payroll and benefit expenses.

Index

•

Card Services.  Adjusted EBITDA, net increased $23.2 million, or 8%, to $330.7 million for the three months ended March 31, 2017.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but was offset primarily by an increase in the provision for loan loss resulting from higher principal loss rates and an increase in credit card and loan receivables and an increase in operating expenses due to higher volumes.

•

Corporate/Other.  Adjusted EBITDA, net decreased $12.5 million to a loss of $34.9 million for the three months ended March 31, 2017, due to higher payroll and benefit costs, an increase in charitable contributions, and net foreign currency exchange losses recognized in the current year period.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	March 31,	% of	December 31,	% of
	2017	Total	2016	Total
	(In millions, except percentages)
Receivables outstanding - principal	$14,980.3	100.0%	$15,754.0	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	219.1	1.5%	249.8	1.6%
61 to 90 days	164.0	1.1	169.3	1.1
91 or more days	336.5	2.2	337.8	2.1
Total	$719.6	4.8%	$756.9	4.8%

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

	Three Months Ended March 31,
	2017	2016
	(In millions, except percentages)
Average credit card and loan receivables	$15,685.4	$13,536.7
Net charge-offs of principal receivables	247.9	176.4
Net charge-offs as a percentage of average credit card and loan receivables	6.3%	5.2%

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. As of March 31, 2017, Comenity Bank’s Common Equity Tier 1 capital ratio was 15.1%, Tier 1 capital ratio was 15.1%, total capital ratio was 16.4% and leverage ratio was 13.4%. As of March 31, 2017, Comenity Capital Bank’s Common Equity Tier 1 capital ratio was 13.4%, Tier 1 capital ratio was 13.4%, total capital ratio was 14.7% and leverage ratio was 12.4%. Comenity Bank and Comenity Capital Bank are considered well capitalized.

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

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $487.5 million and $280.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in operating cash flows of $207.4 million during the three months ended March 31, 2017 as compared to the prior year period was due to an increase in profitability exclusive of non-cash charges to income, including an increase in the provision for loan loss, as well as an increase in cash provided by working capital, due primarily to a decrease in other assets during the current year period as compared to an increase in the prior year period.

Investing Activities.  Net cash provided by investing activities was $281.0 million for the three months ended March 31, 2017, compared to net cash used in investing activities of $747.7 million for the three months ended March 31, 2016. Significant components of investing activities are as follows:

•

Redemption settlement assets. During the three months ended March 31, 2017, cash decreased $186.3 million as we increased funding to the redemption settlement assets as a result of the breakage rate change in December 2016.

Index

•

Restricted cash. During the three months ended March 31, 2016, cash decreased $312.2 million due to the principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matured in May 2016.

•

Credit card and loan receivables, net. Cash increased $523.5 million and $383.9 million for the three months ended March 31, 2017 and 2016, respectively, due to seasonal paydown of credit card and loan receivables.

•	Purchase of credit card portfolios. During the three months ended March 31, 2016, we paid $755.3 to acquire three credit card portfolios.

Financing Activities. Cash used in financing activities was $762.9 million for the three months ended March 31, 2017, compared to cash provided by financing activities of $263.7 million for the three months ended March 31, 2016. Significant components of financing activities are as follows:

•

Debt. Cash increased $664.3 million in net borrowings for the three months ended March 31, 2017, primarily due to the issuance of €400.0 million senior notes due 2022 and net borrowings under the revolving line of credit.  Cash increased $485.7 million in net borrowings for the three months ended March 31, 2016, primarily driven by net borrowings under the revolving line of credit.

•

Deposits. For the three months ended March 31, 2017, cash decreased $188.7 million in net repayments of deposits due to timing of maturities. For the three months ended March 31, 2016, cash increased $477.4 million in net issuances of deposits to support credit card receivables.

•

Non-recourse borrowings of consolidated securitization entities. Cash decreased $765.0 million and $160.0 million for the three months ended March 31, 2017 and 2016, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.

•	BrandLoyalty non-controlling interest. During the three months ended March 31, 2016, we paid $102.0 million to acquire an additional 10% interest in BrandLoyalty.
•	Treasury shares. Cash paid for treasury shares was $415.0 million and $408.8 million for the three months ended March 31, 2017 and 2016, respectively.

Debt

Long-term and Other Debt

As of March 31, 2017, we had $500.0 million outstanding under our revolving line of credit and total availability of $822.5 million. Our total leverage ratio, as defined in our credit agreement, was 3.0 to 1 at March 31, 2017, as compared to the maximum covenant ratio of 3.5 to 1.

In March 2017, we issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022. Interest is payable semiannually in arrears, on March 15 and September 15 of each year, beginning on September 15, 2017.

As of March 31, 2017, we were in compliance with our debt covenants.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of March 31, 2017, we had $2.9 billion in money market deposits outstanding with interest rates ranging from 0.76% to 2.37%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

As of March 31, 2017, we had $5.3 billion in certificates of deposit outstanding with interest rates ranging from 0.64% to 2.80% and maturities ranging from April 2017 to March 2022. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

As of March 31, 2017, the WFN Trusts and the WFC Trust had approximately $10.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At March 31, 2017, we had $6.2 billion of non-recourse borrowings of consolidated securitization entities, of which $1.6 billion is due within the next 12 months. As of March 31, 2017, total capacity under the conduit facilities was $3.0 billion, of which $1.6 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

The following table shows the maturities of borrowing commitments as of March 31, 2017 for the WFN Trusts and the WFC Trust by year:

	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Term notes	$950.0	$1,341.0	$1,174.0	$475.0	$682.5	$4,622.5
Conduit facilities (1)	900.0	1,960.0	—	—	—	2,860.0
Total (2)	$1,850.0	$3,301.0	$1,174.0	$475.0	$682.5	$7,482.5

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.9 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 8, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Stock Repurchase Programs

We have authorization to repurchase up to $500.0 million of our outstanding common stock through December 31, 2017 under our stock repurchase program.

On January 30, 2017, under the authorization of the existing 2017 repurchase program, we entered into a $350.0 million fixed dollar accelerated share repurchase program agreement, or the ASR Agreement, with an investment bank counterparty. Pursuant to the ASR Agreement, we received an initial delivery of 1.4 million shares of our common stock on February 6, 2017. The final settlement was based upon the volume weighted average price of our common stock, purchased by the counterparty during the period, less a specified discount, subject to a collar with a specified forward cap price and forward cap floor. The final settlement was on April 17, 2017 and resulted in the delivery of an additional 0.1 million shares. As a result of this transaction, we purchased a total of 1.5 million shares of our common stock at a settlement price per share of $238.34.

For the three months ended March 31, 2017, we acquired a total of 1.7 million shares of our common stock for $415.0 million, including those amounts under the ASR Agreement.

As of March 31, 2017, we had $85.0 million available under the stock repurchase program.

Index

Dividends

On January 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock to stockholders of record at the close of business on February 15, 2017, resulting in a dividend payment of $29.0 million on March 17, 2017.

On April 20, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock, payable on June 19, 2017 to stockholders of record at the close of business on May 15, 2017.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016.

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

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2016 related to our exposure to market risk from interest rate risk, credit risk, and foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2017:

			Total Number of		Approximate Dollar
			Shares Purchased as		Value of Shares that
			Part of Publicly		May Yet Be
	Total Number of	Average Price Paid	Announced Plans or		Purchased Under the
Period	Shares Purchased (1)	per Share	Programs		Plans or Programs (2)
					(Dollars in millions)
During 2017:
January 1-31	153,444	$226.37	150,476		$466.0
February 1-28	1,479,588	249.85	1,475,826	(3)	97.1
March 1-31	54,379	242.86	50,000		85.0
Total	1,687,411	$247.49	1,676,302		$85.0

(1)

During the period represented by the table, 11,109 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On January 1, 2017, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2017 through December 31, 2017, subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

(3)

Includes shares acquired pursuant to the ASR Agreement. See Note 11, “Stockholders’ Equity,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the ASR Agreement.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)None

(b)None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

+10.1	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	10-K	10.9	2/27/17

+10.2	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant EBT).	10-K	10.10	2/27/17

+10.3	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant rTSR).	10-K	10.11	2/27/17

+10.4	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant EPS).	10-K	10.12	2/27/17

10.5	(a)	Indenture, dated March 14, 2017, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (including the form of the Company's 4.500% Senior Note due March 15, 2022).	8-K	4.1	3/14/17

10.6	(b)(c)(d)	Amendment to Second Amended and Restated Service Agreement, dated April 10, 2017, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/13/17

31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	(a)

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

Date: May 8, 2017
	By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: May 8, 2017