Form 10-Q
period 2017-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2017-08-07
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017, 55,483,440 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$1,945.9	$1,859.2
Accounts receivable, net, less allowance for doubtful accounts ($6.6 and $4.5 at June 30, 2017 and December 31, 2016 respectively)	697.2	797.2
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	10,987.1	11,437.1
Other credit card and loan receivables	5,334.8	5,106.8
Total credit card and loan receivables	16,321.9	16,543.9
Allowance for loan loss	(1,069.3)	(948.0)
Credit card and loan receivables, net	15,252.6	15,595.9
Credit card and loan receivables held for sale	384.0	417.3
Inventories, net	246.5	271.3
Other current assets	765.7	324.0
Redemption settlement assets, restricted	547.2	324.4
Total current assets	19,839.1	19,589.3
Property and equipment, net	609.2	586.0
Deferred tax asset, net	21.6	20.1
Intangible assets, net	875.9	1,003.3
Goodwill	3,848.4	3,800.7
Other non-current assets	534.1	514.7
Total assets	$25,728.3	$25,514.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$406.9	$568.3
Accrued expenses	301.7	346.8
Current portion of deposits	4,753.2	4,673.0
Current portion of non-recourse borrowings of consolidated securitization entities	1,619.0	1,639.0
Current portion of long-term and other debt	540.6	814.5
Other current liabilities	364.9	399.8
Deferred revenue	818.3	788.1
Total current liabilities	8,804.6	9,229.5
Deferred revenue	117.6	143.4
Deferred tax liability, net	261.5	334.8
Deposits	3,969.3	3,718.9
Non-recourse borrowings of consolidated securitization entities	4,942.4	5,316.4
Long-term and other debt	5,882.3	4,786.9
Other liabilities	325.8	326.0
Total liabilities	24,303.5	23,855.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.7 shares and 112.5 shares at June 30, 2017 and December 31, 2016, respectively	1.1	1.1
Additional paid-in capital	3,063.6	3,046.1
Treasury stock, at cost, 57.2 shares and 55.1 shares at June 30, 2017 and December 31, 2016, respectively	(5,218.8)	(4,733.1)
Retained earnings	3,720.5	3,494.8
Accumulated other comprehensive loss	(141.6)	(150.7)
Total stockholders’ equity	1,424.8	1,658.2
Total liabilities and stockholders' equity	$25,728.3	$25,514.1

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues
Services	$626.5	$604.4	$1,238.1	$1,194.5
Redemption	184.5	262.1	435.3	540.2
Finance charges, net	1,010.8	882.3	2,027.4	1,690.3
Total revenue	1,821.8	1,748.8	3,700.8	3,425.0
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,014.4	1,027.9	2,056.5	2,031.9
Provision for loan loss	288.1	227.8	603.2	399.7
General and administrative	42.4	42.9	87.0	70.5
Depreciation and other amortization	45.2	41.1	89.9	80.9
Amortization of purchased intangibles	80.3	88.5	160.4	177.1
Total operating expenses	1,470.4	1,428.2	2,997.0	2,760.1
Operating income	351.4	320.6	703.8	664.9
Interest expense
Securitization funding costs	36.6	30.0	71.8	60.4
Interest expense on deposits	28.6	20.2	54.6	37.4
Interest expense on long-term and other debt, net	72.3	53.5	136.3	104.7
Total interest expense, net	137.5	103.7	262.7	202.5
Income before income taxes	213.9	216.9	441.1	462.4
Provision for income taxes	76.2	76.2	157.0	162.8
Net income	$137.7	$140.7	$284.1	$299.6
Less: Net income attributable to non-controlling interest	—	—	—	1.8
Net income attributable to common stockholders	$137.7	$140.7	$284.1	$297.8

Net income attributable to common stockholders per share:
Basic (Note 2)	$2.48	$1.24	$5.07	$3.61
Diluted (Note 2)	$2.47	$1.24	$5.05	$3.60

Weighted average shares:
Basic (Note 2)	55.6	58.8	56.0	59.3
Diluted (Note 2)	55.8	59.0	56.3	59.6

Dividends declared per share:	$0.52	$—	$1.04	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)

Net income	$137.7	$140.7	$284.1	$299.6

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(2.7)	2.1	(2.0)	5.1
Tax benefit (expense)	(0.1)	(0.3)	(0.1)	(1.4)
Unrealized gain (loss) on securities available-for-sale, net of tax	(2.8)	1.8	(2.1)	3.7

Unrealized gain (loss) on cash flow hedges	(0.8)	1.5	(1.2)	(1.8)
Tax benefit (expense)	0.2	(0.4)	0.3	0.5
Unrealized gain (loss) on cash flow hedges, net of tax	(0.6)	1.1	(0.9)	(1.3)

Unrealized gain (loss) on net investment hedges	(38.6)	8.3	(43.7)	(7.3)
Tax benefit (expense)	14.8	—	16.3	—
Unrealized gain (loss) on net investment hedges, net of tax	(23.8)	8.3	(27.4)	(7.3)

Foreign currency translation adjustments	34.5	(14.2)	39.5	11.0

Other comprehensive income (loss), net of tax	7.3	(3.0)	9.1	6.1

Total comprehensive income, net of tax	$145.0	$137.7	$293.2	$305.7
Less: Comprehensive income attributable to non-controlling interest	—	—	—	1.2
Comprehensive income attributable to common stockholders	$145.0	$137.7	$293.2	$304.5

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2017	2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284.1	$299.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250.3	258.0
Deferred income taxes	(61.0)	(14.0)
Provision for loan loss	603.2	399.7
Non-cash stock compensation	45.2	41.4
Amortization of deferred financing costs	21.2	16.8
Change in deferred revenue	(28.4)	(49.5)
Change in other operating assets and liabilities, net of acquisitions	(150.9)	(278.8)
Originations of credit card and loan receivables held for sale	(3,923.1)	(3,386.5)
Sales of credit card and loan receivables held for sale	3,920.7	3,393.9
Other	73.1	74.3
Net cash provided by operating activities	1,034.4	754.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(207.9)	18.4
Change in restricted cash	(433.8)	(0.3)
Change in credit card and loan receivables	(286.4)	(352.6)
Purchase of credit card portfolios	—	(749.1)
Capital expenditures	(116.8)	(107.6)
Purchases of other investments	(4.9)	(9.5)
Maturities/sales of other investments	33.0	32.7
Other	(4.2)	(0.8)
Net cash used in investing activities	(1,021.0)	(1,168.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	5,856.9	2,449.9
Repayments of borrowings	(5,103.8)	(1,766.2)
Issuances of deposits	1,801.4	2,431.8
Repayments of deposits	(1,469.3)	(1,168.3)
Non-recourse borrowings of consolidated securitization entities	1,465.0	1,205.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,860.0)	(1,690.0)
Acquisition of non-controlling interest	—	(360.7)
Payment of deferred financing costs	(44.1)	(11.1)
Dividends paid	(58.0)	—
Purchase of treasury shares	(499.9)	(522.6)
Other	(15.1)	(11.3)
Net cash provided by financing activities	73.1	556.5

Effect of exchange rate changes on cash and cash equivalents	0.2	5.9
Change in cash and cash equivalents	86.7	148.5
Cash and cash equivalents at beginning of period	1,859.2	1,168.0
Cash and cash equivalents at end of period	$1,945.9	$1,316.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$251.1	$193.7
Income taxes paid, net	$181.9	$258.9

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. Specifically, beginning in the first quarter of 2017, the Company combined its transaction, marketing services and other revenue to the financial statement line item caption “Services,” as all of these items represent revenue from services. These reclassifications had no effect on previously reported total revenue or net income.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 does not apply to financial instruments and other contractual rights or obligations (for example, interest income and late fees from credit card and loan receivables), and therefore, the Company’s finance charges, net will not be affected by the adoption of the standard. Management is reviewing the Company’s contracts and current accounting policies and practices to identify potential differences that would result from applying the new requirements to the Company’s revenue contracts, including an evaluation of the performance obligations, and variable consideration. Management continues to make significant progress on contract reviews and is also in the process of evaluating the impact, if any, on changes to its business processes, systems and controls to support recognition and disclosures under the new guidance. The Company has not yet determined the impact of this standard on its financial statements, but expects to adopt the standard on January 1, 2018 using a modified retrospective method.

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

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company prospectively adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies certain aspects of share-based transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company’s provision for income taxes or diluted earnings per share for the three and six months ended June 30, 2017. The Company’s retrospective adoption of the presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase in cash flows from operating activities of $23.8 million and a decrease in cash flows from financing activities of $23.8 million for the six months ended June 30, 2016. The Company

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

prospectively adopted the presentation requirements for cash flows related to excess tax benefits, and prior period amounts were not adjusted. Further, the Company elected to continue to estimate forfeitures at each grant date.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions except per share amounts)
Numerator:
Net income attributable to common stockholders	$137.7	$140.7	$284.1	$297.8
Less: Accretion of redeemable non-controlling interest	—	67.6	—	83.5
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$137.7	$73.1	$284.1	$214.3

Denominator:
Weighted average shares, basic	55.6	58.8	56.0	59.3
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.2	0.2	0.3	0.3
Denominator for diluted calculation	55.8	59.0	56.3	59.6

Net income attributable to common stockholders per share:
Basic	$2.48	$1.24	$5.07	$3.61
Diluted	$2.47	$1.24	$5.05	$3.60

The Company adjusted the carrying amount of the redeemable non-controlling interest by $67.6 million and $83.5 million during the three and six months ended June 30, 2016, respectively, to the redemption value. Effective April 1, 2016, the Company acquired the remaining 20% interest in BrandLoyalty to bring its ownership percentage to 100%.

For the three and six months ended June 30, 2017 and 2016, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

3. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	June 30,	December 31,
	2017	2016
	(In millions)
Principal receivables	$15,497.3	$15,754.0
Billed and accrued finance charges	745.0	708.6
Other	79.6	81.3
Total credit card and loan receivables	16,321.9	16,543.9
Less: Credit card receivables – restricted for securitization investors	10,987.1	11,437.1
Other credit card and loan receivables	$5,334.8	$5,106.8

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

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Balance at beginning of period	$1,020.2	$727.2	$948.0	$741.6
Provision for loan loss	288.1	227.8	603.2	399.7
Allowance associated with credit card and loan receivables transferred to held for sale	—	—	—	(15.0)
Change in estimate for uncollectible unpaid interest and fees	5.0	—	10.0	5.0
Recoveries	53.9	52.9	101.8	109.8
Principal charge-offs	(297.9)	(225.3)	(593.7)	(458.5)
Balance at end of period	$1,069.3	$782.6	$1,069.3	$782.6

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $160.7 million and $110.6 million for the three months ended June 30, 2017 and 2016, respectively, and $317.3 million and $228.8 million for the six months ended June 30, 2017 and 2016, respectively.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	June 30,	% of	December 31,	% of
	2017	Total	2016	Total
	(In millions, except percentages)
Receivables outstanding - principal	$15,497.3	100.0%	$15,754.0	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	261.4	1.7%	249.8	1.6%
61 to 90 days	190.4	1.2	169.3	1.1
91 or more days	331.5	2.2	337.8	2.1
Total	$783.3	5.1%	$756.9	4.8%

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

Credit card receivables for which temporary hardship and permanent concessions were granted are each considered troubled debt restructurings and are collectively evaluated for impairment. Modified credit card receivables are evaluated at their present value with impairment measured as the difference between the credit card receivable balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified credit card receivables on a pooled basis, the discount rate used for credit card receivables is the average current annual percentage rate the Company applies to non-impaired credit card receivables, which approximates what would have been applied to the pool of modified credit card receivables prior to impairment. In assessing the appropriate allowance for loan loss, these modified credit card receivables are included in the general pool of credit card receivables with the allowance determined under the contingent loss model of Accounting Standards Codification (“ASC”) 450-20, “Loss Contingencies.” If the Company applied accounting under ASC 310-40, “Troubled Debt Restructurings by Creditors,” to the modified credit card receivables in these programs, there would not be a material difference in the allowance for loan loss.

The Company had $223.6 million and $216.5 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $53.8 million and $46.4 million, respectively, as of June 30, 2017 and December 31, 2016. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both June 30, 2017 and December 31, 2016.

The average recorded investment in impaired credit card receivables was $219.2 million and $186.6 million for the three months ended June 30, 2017 and 2016, respectively, and $216.7 million and $180.7 million for the six months ended June 30, 2017 and 2016, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $4.8 million and $4.6 million for the three months ended June 30, 2017 and 2016, respectively, and $9.5 million and $9.0 million for the six months ended June 30, 2017 and 2016, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	47,624	$60.9	$60.9	92,872	$119.6	$119.5

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	47,267	$56.5	$56.4	98,028	$117.1	$117.0

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	24,060	$29.5	50,681	$61.6

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	24,529	$27.3	48,222	$52.7

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of June 30, 2017 and December 31, 2016, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	June 30, 2017
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	6.8	28.8%	$3,768.9	24.3%
13-24 Months	3.7	15.8	2,519.8	16.3
25-36 Months	2.9	12.4	2,186.6	14.1
37-48 Months	1.9	8.2	1,459.8	9.4
49-60 Months	1.4	6.0	1,069.2	6.9
Over 60 Months	6.7	28.8	4,493.0	29.0
Total	23.4	100.0%	$15,497.3	100.0%

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

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card and loan receivables by obligor credit quality as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$145.6	1.0%	$183.8	1.2%
27.1% and higher	1,213.4	7.8	1,168.0	7.4
17.1% - 27.0%	751.6	4.9	761.1	4.8
12.6% - 17.0%	1,058.9	6.8	820.9	5.2
3.7% - 12.5%	6,481.3	41.8	5,770.8	36.6
1.9% - 3.6%	2,807.7	18.1	3,444.9	21.9
Lower than 1.9%	3,038.8	19.6	3,604.5	22.9
Total	$15,497.3	100.0%	$15,754.0	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $70.2 million and $67.6 million at June 30, 2017 and December 31, 2016, respectively, and are included in credit card and loan receivables held for sale in the Company’s unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

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

During the six months ended June 30, 2017 and 2016, the Company purchased $196.0 million and $169.6 million, respectively of loan receivables under these agreements.

The total outstanding balance of these loan receivables was $297.2 million and $282.6 million as of June 30, 2017 and December 31, 2016, respectively, and was included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheets.

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $313.8 million and $349.7 million as of June 30, 2017 and December 31, 2016, respectively.

Portfolio Acquisitions

During the six months ended June 30, 2016, the Company acquired three credit card portfolios for approximately $749.1 million, which consisted of approximately $682.0 million of credit card receivables and $67.1 million of intangible assets.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30,	December 31,
	2017	2016
	(In millions)
Total credit card receivables – restricted for securitization investors	$10,987.1	$11,437.1
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$222.8	$236.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Net charge-offs of securitized principal	$176.4	$144.7	$362.4	$289.1

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. INVENTORIES, NET

Inventories, net of $246.5 million and $271.3 million at June 30, 2017 and December 31, 2016, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

5. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	June 30, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$120.9	$0.3	$(1.9)	$119.3	$124.5	$0.2	$(2.4)	$122.3
U.S. Treasury bonds	50.0	0.1	—	50.1	75.0	0.3	—	75.3
Total	$170.9	$0.4	$(1.9)	$169.4	$199.5	$0.5	$(2.4)	$197.6

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$72.8	$(1.5)	$11.3	$(0.4)	$84.1	$(1.9)
Total	$72.8	$(1.5)	$11.3	$(0.4)	$84.1	$(1.9)

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)
Total	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at June 30, 2017 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$32.0	$31.8
Due after one year through five years	25.0	25.1
Due after five years through ten years	3.3	3.4
Due after ten years	110.6	109.1
Total	$170.9	$169.4

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2017, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2017 and 2016.

6. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	June 30, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$87.2	$—	$—	$87.2	$58.1	$—	$—	$58.1
Mutual funds	26.7	—	(0.2)	26.5	25.7	—	(0.2)	25.5
Corporate bonds	436.1	0.1	(2.7)	433.5	241.0	0.4	(0.6)	240.8
Total	$550.0	$0.1	$(2.9)	$547.2	$324.8	$0.4	$(0.8)	$324.4

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$26.5	$(0.2)	$—	$—	$26.5	$(0.2)
Corporate bonds	344.3	(2.4)	19.5	(0.3)	363.8	(2.7)
Total	$370.8	$(2.6)	$19.5	$(0.3)	$390.3	$(2.9)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$25.5	$(0.2)	$—	$—	$25.5	$(0.2)
Corporate bonds	111.2	(0.6)	—	—	111.2	(0.6)
Total	$136.7	$(0.8)	$—	$—	$136.7	$(0.8)

The amortized cost and estimated fair value of the securities at June 30, 2017 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$134.8	$134.6
Due after one year through five years	328.0	325.4
Total	$462.8	$460.0

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2017, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2017 were de minimis. There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2016.

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2017
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,135.5	$(544.1)	$591.4	3-12 years—straight line
Premium on purchased credit card portfolios	356.0	(206.1)	149.9	3-13 years—straight line
Customer database	63.6	(54.3)	9.3	3 years—straight line
Collector database	54.0	(51.7)	2.3	5 years—straight line
Publisher networks	140.2	(70.6)	69.6	5-7 years—straight line
Tradenames	75.7	(43.2)	32.5	8-15 years—straight line
Purchased data lists	11.5	(6.4)	5.1	1-5 years—straight line, accelerated
Favorable lease	6.9	(3.5)	3.4	3-10 years—straight line
	$1,843.4	$(979.9)	$863.5
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,855.8	$(979.9)	$875.9

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

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2017 (excluding the six months ended June 30, 2017)	$133.6
2018	239.4
2019	190.8
2020	127.1
2021	76.5
Thereafter	96.1

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne®	Epsilon®	Card Services	Corporate/ Other	Total
	(In millions)
Balance at January 1, 2016	$663.5	$2,888.9	$261.7	$—	$3,814.1
Goodwill acquired during year	—	—	—	—	—
Effects of foreign currency translation	(10.2)	(3.2)	—	—	(13.4)
Balance at December 31, 2016	$653.3	$2,885.7	$261.7	$—	$3,800.7
Goodwill acquired during year	—	—	—	—	—
Effects of foreign currency translation	46.8	0.9	—	—	47.7
Balance at June 30, 2017	$700.1	$2,886.6	$261.7	$—	$3,848.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. DEBT

Debt consists of the following:

	June 30,	December 31,
Description	2017	2016	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$415.0	$—	June 2022	(1)
2017 term loans	3,052.6	—	June 2022	(1)
2013 revolving line of credit	—	235.0	—	—
2013 term loans	—	2,837.3	—	—
BrandLoyalty credit agreement	209.8	254.3	June 2020	(2)
Senior notes due 2017	400.0	400.0	December 2017	5.250%
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	457.0	—	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	342.8	315.5	November 2023	5.250%
Capital lease obligations and other debt	10.0	6.0	Various – January 2019 – May 2021	2.89% to 3.72%
Total long-term and other debt	6,487.2	5,648.1
Less: Unamortized discount and debt issuance costs	64.3	46.7
Less: Current portion	540.6	814.5
Long-term portion	$5,882.3	$4,786.9

Deposits:
Certificates of deposit	$5,843.3	$5,937.9	Various – July 2017 – June 2022	0.80% to 2.80%
Money market deposits	2,901.0	2,474.3	On demand	(3)
Total deposits	8,744.3	8,412.2
Less: Unamortized discount and debt issuance costs	21.8	20.3
Less: Current portion	4,753.2	4,673.0
Long-term portion	$3,969.3	$3,718.9

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,362.5	$4,262.5	Various – July 2017 – June 2021	1.44% to 4.55%
Floating rate asset-backed term note securities	360.0	360.0	April 2018	(4)
Conduit asset-backed securities	1,850.0	2,345.0	Various – April 2018 – Nov 2018	(5)
Total non-recourse borrowings of consolidated securitization entities	6,572.5	6,967.5
Less: Unamortized discount and debt issuance costs	11.1	12.1
Less: Current portion	1,619.0	1,639.0
Long-term portion	$4,942.4	$5,316.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At June 30, 2017, the weighted average interest rate was 3.22% and 3.23% for the revolving line of credit and term loans, respectively.

(2)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At June 30, 2017, the weighted average interest rate was 1.10% and 1.85% for the BrandLoyalty revolving line of credit and term loans, respectively.

(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At June 30, 2017, the interest rates ranged from 1.01% to 2.37%.
(4)	The interest rate is based upon LIBOR plus an applicable margin. At June 30, 2017, the interest rate was 1.64%.
(5)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At June 30, 2017, the interest rates ranged from 2.17% to 2.55%.

At June 30, 2017, the Company was in compliance with its financial covenants.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

Credit Agreement

In June 2017, the Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Aspen Marketing Services, LLC, Commission Junction LLC, Conversant LLC, Epsilon Data Management, LLC, Comenity LLC and Comenity Servicing LLC, as guarantors, entered into a credit agreement with various agents and lenders dated June 14, 2017 (the “2017 Credit Agreement”), replacing in its entirety the Company’s credit agreement dated July 10, 2013 (the “2013 Credit Agreement”), which was concurrently terminated, and amended the 2017 Credit Agreement on June 16, 2017 to increase the total amount of the borrowings.

At June 30, 2017, the 2017 Credit Agreement, as amended, provided for a $3,052.6 million term loan (the “2017 Term Loan”), subject to certain principal repayments, and a $1,572.4 million revolving credit facility (the “2017 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2017 Credit Agreement includes an uncommitted accordion feature of up to $750.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions.

Total availability under the 2017 Credit Facility at June 30, 2017 was $1,157.4 million.

The loans under the 2017 Credit Agreement are scheduled to mature on June 14, 2022. The 2017 Term Loan provides for aggregate principal payments of 2.5% of the initial term loan amount in each of the first and second year and 5% of the initial term loan amount in each of the third, fourth, and fifth year, payable in equal quarterly installments beginning on September 30, 2017. The 2017 Credit Agreement is unsecured.

The 2017 Credit Agreement contains the usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability and in certain instances, its subsidiaries’ ability to consolidate or merge; substantially change the nature of its business; sell, lease, or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; and make acquisitions. The negative covenants are subject to certain exceptions as specified in the 2017 Credit Agreement. The 2017 Credit Agreement also requires the Company to satisfy certain financial covenants, including a maximum total leverage ratio and a minimum ratio of consolidated operating EBITDA to consolidated interest expense, each as determined in accordance with the 2017 Credit Agreement. The 2017 Credit Agreement also includes customary events of default.

BrandLoyalty Credit Agreement

As of June 30, 2017, amounts outstanding under the revolving lines of credit and the term loans under the BrandLoyalty Credit Agreement were €23.6 million and €160.0 million ($27.0 million and $182.8 million), respectively. The entire €23.6 million ($27.0 million) outstanding under the revolving lines of credit was uncommitted.

Senior Notes due 2022 (€400.0 million)

In March 2017, the Company issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022 (the “Notes”). Interest is payable semiannually in arrears, on March 15 and September 15 of each year, beginning on September 15, 2017.

The Notes are governed by an indenture dated as of March 14, 2017. The indenture incudes usual and customary negative covenants and events of default for transactions of these types. The Notes are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries that guarantee the 2017 Credit Agreement.

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

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

In May 2017, $389.6 million of Series 2015-C asset-backed term notes, $89.6 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

In May 2017, Master Trust I issued $450.7 million of Series 2017-A asset-backed term notes, which mature in May 2020. The offering consisted of $400.0 million of Class A notes with a fixed interest rate of 2.12% per year and $50.7 million of notes that were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets.

In July 2017, $433.3 million of Series 2012-B asset-backed term notes, $108.3 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

In April 2017, Master Trust III renewed its 2009-VFC1 conduit facility, increasing the capacity from $900.0 million to $925.0 million and extending the maturity to April 2018.

As of June 30, 2017, total capacity under the conduit facilities was $2.9 billion, of which $1.9 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

9. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates. The Company was not a party to any interest rate derivative instruments at June 30, 2017 or December 31, 2016.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2017, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of June 30, 2017, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is nine months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$20.3	$0.2	Other current assets	July 2017 to December 2017
Foreign currency exchange hedges	$26.9	$1.2	Other current liabilities	July 2017 to March 2018

Not designated as hedging instruments:
Foreign currency exchange forward contracts	$160.0	$7.9	Other current assets	February 2018
Foreign currency exchange forward contract	$63.9	$1.5	Other current liabilities	March 2018

	December 31, 2016
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$34.4	$1.2	Other current assets	January 2017 to August 2017
Foreign currency exchange hedges	$27.6	$0.9	Other current liabilities	January 2017 to August 2017

Derivatives Designated as Hedging Instruments

Losses of $0.6 million and $0.9 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2017, respectively, related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the three and six months ended June 30, 2017, losses of $0.3 million and de minimis losses, respectively, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and a de minimis amount of ineffectiveness was recorded. At June 30, 2017, $0.5 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Gains of $1.1 million and losses of $1.3 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2016, respectively, related to foreign currency exchange hedges designated as effective. For the three and six months ended June 30, 2016, losses of $0.1 million and $0.6 million, respectively, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations) and a de minimis amount of ineffectiveness was recorded.

Derivatives Not Designated as Hedging Instruments

For the three and six months ended June 30, 2017, gains of $9.1 million and $6.4 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

For the six months ended June 30, 2016, losses of $0.1 million related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income. There were no gains or losses recognized on derivatives not designated as hedging instruments for the three months ended June 30, 2016.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net Investment Hedges

In November 2015, the Company designated its Euro-denominated Senior Notes due 2023 (€300.0 million) as a net investment hedge of its investment in BrandLoyalty, which has a functional currency of the Euro, in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. Additionally, in March 2017, the Company designated €200.0 million of its Euro-denominated Senior Notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty. The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three and six months ended June 30, 2017, losses of $23.8 million and $27.4 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges. For the three and six months ended June 30, 2016, gains of $8.3 million and losses of $7.3 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
Balance at December 31, 2016	$297.7	$633.8	$931.5
Cash proceeds	87.4	164.0	251.4
Revenue recognized	(111.1)	(169.8)	(280.9)
Other	—	1.1	1.1
Effects of foreign currency translation	10.0	22.8	32.8
Balance at June 30, 2017	$284.0	$651.9	$935.9
Amounts recognized in the consolidated balance sheets:
Current liabilities	$166.4	$651.9	$818.3
Non-current liabilities	$117.6	$—	$117.6

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the six months ended June 30, 2017, the Company acquired a total of 2.1 million shares of its common stock for $499.9 million, including those amounts under the ASR Agreement. As of June 30, 2017, the Company had $0.1 million remaining under the stock repurchase program.

On July 25, 2017, the Company's Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2017 to acquire an additional $500.0 million of the Company’s outstanding common stock through July 31, 2018, for a total authorization of $1.0 billion.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Cost of operations	$14.9	$15.6	$28.8	$30.4
General and administrative	6.8	5.9	16.4	11.0
Total	$21.7	$21.5	$45.2	$41.4

During the six months ended June 30, 2017, the Company awarded 96,143 service-based restricted stock units with a weighted average grant date fair value per share of $234.05 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2017, the Company awarded 267,171 performance-based restricted stock units with a weighted average grant date fair value per share of $230.57 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2018, an additional 33% of the award on February 15, 2019 and the final 34% of the award on February 18, 2020, provided that the participant is employed by the Company on each such vesting date.

Additionally during the six months ended June 30, 2017, the Company awarded 15,140 performance-based restricted stock units with a weighted average grant date fair value per share of $230.57 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 50% of the award on February 15, 2018 and the remaining 50% of the award on February 15, 2019, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2017, the Company also awarded 28,172 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $199.19 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, projected dividend yields, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon such determination of the market condition, the restrictions will lapse with respect to 100% of the award on February 15, 2019, provided that the participant is employed by the Company on such vesting date.

Dividends

On January 26, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock to stockholders of record at the close of business on February 15, 2017, resulting in a dividend payment of $29.0 million on March 17, 2017.

On April 20, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock, payable to stockholders of record at the close of business on May 15, 2017, resulting in a dividend payment of $29.0 million on June 19, 2017.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On July 20, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock, payable on September 19, 2017, to stockholders of record at the close of business on August 14, 2017.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2017	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at March 31, 2017	$(0.9)	$0.1	$0.5	$(148.6)	$(148.9)
Changes in other comprehensive income (loss) before reclassifications	(3.0)	(0.3)	(23.8)	34.5	7.4
Amounts reclassified from other comprehensive income (loss)	0.2	(0.3)	—	—	(0.1)
Changes in other comprehensive income (loss)	(2.8)	(0.6)	(23.8)	34.5	7.3
Balance at June 30, 2017	$(3.7)	$(0.5)	$(23.3)	$(114.1)	$(141.6)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2016	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at March 31, 2016	$1.8	$(1.1)	$(19.4)	$(109.5)	$(128.2)
Changes in other comprehensive income (loss) before reclassifications	1.8	1.0	8.3	(14.2)	(3.1)
Amounts reclassified from other comprehensive income (loss)	—	0.1	—	—	0.1
Changes in other comprehensive income (loss)	1.8	1.1	8.3	(14.2)	(3.0)
Balance at June 30, 2016	$3.6	$—	$(11.1)	$(123.7)	$(131.2)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2017	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2016	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)
Changes in other comprehensive income (loss) before reclassifications	(2.1)	(0.9)	(27.4)	39.5	9.1
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—
Changes in other comprehensive income (loss)	(2.1)	(0.9)	(27.4)	39.5	9.1
Balance at June 30, 2017	$(3.7)	$(0.5)	$(23.3)	$(114.1)	$(141.6)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2016	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2015	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss) before reclassifications	3.7	(1.9)	(7.3)	11.0	5.5
Amounts reclassified from other comprehensive income (loss)	—	0.6	—	—	0.6
Changes in other comprehensive income (loss)	3.7	(1.3)	(7.3)	11.0	6.1
Balance at June 30, 2016	$3.6	$—	$(11.1)	$(123.7)	$(131.2)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Fair Value of Financial Instruments  — The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Credit card and loan receivables, net	$15,252.6	$16,101.2	$15,595.9	$16,423.2
Credit card and loan receivables held for sale	384.0	391.6	417.3	428.7
Redemption settlement assets, restricted	547.2	547.2	324.4	324.4
Other investments	169.4	169.4	197.6	197.6
Derivative instruments	8.1	8.1	1.2	1.2
Financial liabilities
Derivative instruments	2.7	2.7	0.9	0.9
Deposits	8,722.5	8,755.0	8,391.9	8,432.2
Non-recourse borrowings of consolidated securitization entities	6,561.4	6,583.2	6,955.4	6,973.8
Long-term and other debt	6,422.9	6,564.6	5,601.4	5,641.0

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

Derivative instruments — The Company’s foreign currency cash flow hedges are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs. The fair value of the foreign currency forward contracts is estimated based on published quotations of spot foreign currency rates and forward points which are converted into implied foreign currency rates.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements at
		June 30, 2017 Using
	Balance at
	June 30,
	2017	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$26.5	$26.5	$—	$—
Corporate bonds (1)	433.5	—	433.5	—
Marketable securities (2)	119.3	5.0	114.3	—
U.S. Treasury bonds (2)	50.1	50.1	—	—
Derivative instruments (3)	8.1	—	8.1	—
Total assets measured at fair value	$637.5	$81.6	$555.9	$—

Derivative instruments (3)	$2.7	$—	$2.7	$—
Total liabilities measured at fair value	$2.7	$—	$2.7	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2017 and 2016, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at
	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$16,101.2	$—	$—	$16,101.2
Credit card and loan receivables held for sale	391.6	—	—	391.6
Total	$16,492.8	$—	$—	$16,492.8

Financial liabilities:
Deposits	$8,755.0	$—	$8,755.0	$—
Non-recourse borrowings of consolidated securitization entities	6,583.2	—	6,583.2	—
Long-term and other debt	6,564.6	—	6,564.6	—
Total	$21,902.8	$—	$21,902.8	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$16,423.2	$—	$—	$16,423.2
Credit card and loan receivables held for sale	428.7	—	—	428.7
Total	$16,851.9	$—	$—	$16,851.9

Financial liabilities:
Deposits	$8,432.2	$—	$8,432.2	$—
Non-recourse borrowings of consolidated securitization entities	6,973.8	—	6,973.8	—
Long-term and other debt	5,641.0	—	5,641.0	—
Total	$21,047.0	$—	$21,047.0	$—

14. INCOME TAXES

The Company utilized an effective tax rate of 35.6% for each of the three and six months ended June 30, 2017 to calculate its provision for income taxes. For the three and six months ended June 30, 2016, the Company utilized an effective tax rate of 35.1% and 35.2%, respectively.

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

				Corporate/
Three Months Ended June 30, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$280.0	$543.8	$1,005.0	$—	$(7.0)	$1,821.8

Income (loss) before income taxes	$33.5	$19.9	$276.1	$(115.6)	$—	$213.9
Interest expense, net	1.0	0.1	65.2	71.2	—	137.5
Operating income (loss)	34.5	20.0	341.3	(44.4)	—	351.4
Depreciation and amortization	19.5	77.9	26.1	2.0	—	125.5
Stock compensation expense	2.7	8.9	3.3	6.8	—	21.7
Adjusted EBITDA (1)	56.7	106.8	370.7	(35.6)	—	498.6
Less: Securitization funding costs	—	—	36.6	—	—	36.6
Less: Interest expense on deposits	—	—	28.6	—	—	28.6
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$56.7	$106.8	$305.5	$(35.6)	$—	$433.4

				Corporate/
Three Months Ended June 30, 2016	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$352.3	$518.8	$885.8	$0.1	$(8.2)	$1,748.8

Income (loss) before income taxes	$53.3	$10.8	$250.5	$(97.7)	$—	$216.9
Interest expense, net	0.9	—	50.2	52.6	—	103.7
Operating income (loss)	54.2	10.8	300.7	(45.1)	—	320.6
Depreciation and amortization	22.5	82.4	22.4	2.3	—	129.6
Stock compensation expense	2.6	9.4	3.5	6.0	—	21.5
Adjusted EBITDA (1)	79.3	102.6	326.6	(36.8)	—	471.7
Less: Securitization funding costs	—	—	30.0	—	—	30.0
Less: Interest expense on deposits	—	—	20.2	—	—	20.2
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$79.3	$102.6	$276.4	$(36.8)	$—	$421.5

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Six Months Ended June 30, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$613.0	$1,073.1	$2,028.2	$—	$(13.5)	$3,700.8

Income (loss) before income taxes	$69.9	$18.3	$577.9	$(225.0)	$—	$441.1
Interest expense, net	2.1	0.1	126.4	134.1	—	262.7
Operating income (loss)	72.0	18.4	704.3	(90.9)	—	703.8
Depreciation and amortization	38.6	155.8	51.9	4.0	—	250.3
Stock compensation expense	4.8	17.6	6.4	16.4	—	45.2
Adjusted EBITDA (1)	115.4	191.8	762.6	(70.5)	—	999.3
Less: Securitization funding costs	—	—	71.8	—	—	71.8
Less: Interest expense on deposits	—	—	54.6	—	—	54.6
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$115.4	$191.8	$636.2	$(70.5)	$—	$872.9

				Corporate/
Six Months Ended June 30, 2016	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$706.9	$1,012.1	$1,721.3	$0.2	$(15.5)	$3,425.0

Income (loss) before income taxes	$109.1	$(1.7)	$534.3	$(179.3)	$—	$462.4
Interest expense, net	0.8	—	97.8	103.9	—	202.5
Operating income (loss)	109.9	(1.7)	632.1	(75.4)	—	664.9
Depreciation and amortization	43.4	167.1	42.4	5.1	—	258.0
Stock compensation expense	5.2	18.0	7.2	11.0	—	41.4
Adjusted EBITDA (1)	158.5	183.4	681.7	(59.3)	—	964.3
Less: Securitization funding costs	—	—	60.4	—	—	60.4
Less: Interest expense on deposits	—	—	37.4	—	—	37.4
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	—	—	—	—	5.5
Adjusted EBITDA, net (1)	$153.0	$183.4	$583.9	$(59.3)	$—	$861.0

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

2017 Highlights and Recent Developments

•	For the six months ended June 30, 2017, as compared to the six months ended June 30, 2016:

•Revenue increased 8% to $3.7 billion.

•Net income decreased 5% to $284.1 million.

•Earnings per share increased 40% to $5.05. Excluding $1.40 in accretion charges related to the acquisitions of the remaining interests in BrandLoyalty in the prior year period, earnings per share increased 1%.

•Adjusted EBITDA, net increased 1% to $872.9 million.

•In January 2017, we entered into a $350.0 million fixed dollar accelerated share repurchase agreement with final settlement in April. As a result of this transaction, we purchased a total of 1.5 million shares of our common stock at a settlement price per share of $238.34.

•In March 2017, we issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022.

•We paid quarterly dividends of $29.0 million, or $0.52 per share, in each of March 2017 and June 2017.

•

In June 2017, we entered into a new credit agreement with various agents and lenders, replacing our credit agreement dated July 10, 2013 in its entirety. The new credit agreement provides for a $3,052.6 million term loan and a $1,572.4 million revolving line of credit.

2017 Outlook

Within our LoyaltyOne segment, our AIR MILES Reward Program continued to be impacted by the change in the breakage rate from 26% to 20%. As LoyaltyOne implements program changes, our adjusted EBITDA margins have improved and are trending to a mid-20% range for the year. Although AIR MILES reward miles issued declined approximately 2% for the six months ended June 30, 2017, we expect issuance growth to turn positive in the second half of the year. In 2017, we continue to see steady improvement in collector engagement and activation. We expect the burn rate, measured in each period as AIR MILES reward miles redeemed divided by AIR MILES reward miles issued, to approximate 78% for 2017. With respect to BrandLoyalty, timing of programs in market can impact our quarterly financial results and in 2017, we expect major programs to launch in the fourth quarter. However, BrandLoyalty results have been soft; with the third quarter not developing as originally expected, we anticipate a negative impact on both our segment and consolidated operating results for the full year 2017.

Within our Epsilon segment, we had a strong first half with revenue and adjusted EBITDA growth both exceeding our expectations. For the year, we continue to expect 4% growth in revenue and adjusted EBITDA. With respect to our Technology platform, which represents approximately 25% of Epsilon’s revenue, we have standardized our product and adjusted our cost structure, which will provide for a faster time to market and allow Epsilon to be more price competitive. With these changes, we expect negative growth in this product offering to become flat by the end of the year, positively impacting the overall growth of the segment.

Within our Card Services segment, for the full year 2017, we expect double-digit growth for revenue and approximately 10% growth for adjusted EBITDA, net. We expect credit card and loan receivables growth of 15% with stable gross yields. Delinquencies continue to track to our estimates for 2017. Our net loss rates have been negatively impacted by a weaker third-party recovery market. Credit sales increased 6% for the six months ended June 30, 2017, with over 30% of those sales through digital channels, reflecting the changing retail landscape. Recognizing the shift to digital sales, we recently introduced new digital capabilities to promote our retailers’ online channels.

Index

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except percentages)
Revenues
Services	$626.5	$604.4	4%	$1,238.1	$1,194.5	4%
Redemption	184.5	262.1	(30)	435.3	540.2	(19)
Finance charges, net	1,010.8	882.3	15	2,027.4	1,690.3	20
Total revenue	1,821.8	1,748.8	4	3,700.8	3,425.0	8
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,014.4	1,027.9	(1)	2,056.5	2,031.9	1
Provision for loan loss	288.1	227.8	26	603.2	399.7	51
General and administrative	42.4	42.9	(1)	87.0	70.5	23
Depreciation and other amortization	45.2	41.1	10	89.9	80.9	11
Amortization of purchased intangibles	80.3	88.5	(9)	160.4	177.1	(9)
Total operating expenses	1,470.4	1,428.2	3	2,997.0	2,760.1	9
Operating income	351.4	320.6	10	703.8	664.9	6
Interest expense
Securitization funding costs	36.6	30.0	22	71.8	60.4	19
Interest expense on deposits	28.6	20.2	42	54.6	37.4	46
Interest expense on long-term and other debt, net	72.3	53.5	35	136.3	104.7	30
Total interest expense, net	137.5	103.7	33	262.7	202.5	30
Income before income tax	213.9	216.9	(1)	441.1	462.4	(5)
Provision for income taxes	76.2	76.2	—	157.0	162.8	(4)
Net income	$137.7	$140.7	(2)%	$284.1	$299.6	(5)%

Key Operating Metrics:
Credit card statements generated	71.4	69.7	2%	143.6	135.3	6%
Credit sales	$7,515.4	$7,098.8	6%	$14,094.6	$13,277.0	6%
Average credit card and loan receivables	$15,739.9	$13,505.3	17%	$15,712.7	$13,521.0	16%
AIR MILES reward miles issued	1,422.6	1,432.5	(1)%	2,658.6	2,718.7	(2)%
AIR MILES reward miles redeemed	1,076.5	1,232.2	(13)%	2,302.8	2,516.1	(8)%

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue.  Total revenue increased $73.0 million, or 4%, to $1,821.8 million for the three months ended June 30, 2017 from $1,748.8 million for the three months ended June 30, 2016. The net increase was due to the following:

•

Services. Revenue increased $22.1 million, or 4%, to $626.5 million for the three months ended June 30, 2017 as a result of an increase in services provided to our Epsilon clients, driven by double-digit growth in the automotive, agency and CRM offerings as a result of new client signings and strength in existing client relationships. This increase was offset in part by a $4.5 million reduction in merchant fees, which are transaction fees charged by Card Services to the retailer.

•

Redemption. Revenue decreased $77.6 million, or 30%, to $184.5 million for the three months ended June 30, 2017 as our coalition loyalty program was negatively impacted by the change in breakage rate in December 2016 and a 13% decrease in AIR MILES reward miles redeemed, while our short-term loyalty programs were negatively impacted by the timing of programs in market.

•

Finance charges, net.  Revenue increased $128.5 million, or 15%, to $1,010.8 million for the three months ended June 30, 2017, driven by higher average credit card and loan receivables, which impacted revenue by $134.0 million. The increase in average credit card and loan receivables was a result of a combination of recent credit card portfolio acquisitions and a 6% increase in credit sales.

Cost of operations.  Cost of operations decreased $13.5 million, or 1%, to $1,014.4 million for the three months ended June 30, 2017 as compared to $1,027.9 million for the three months ended June 30, 2016. The net decrease was due to the following:

•	Within the LoyaltyOne segment, cost of operations decreased $49.7 million due to a $50.9 million decrease in cost of redemptions associated with the decrease in redemption revenue.

Index

•

Within the Epsilon segment, cost of operations increased $20.3 million due to an increase in direct costs associated with the increase in revenue. Cost controls implemented in 2016 held the increase in payroll and benefit costs to 1% as compared to the prior year quarter.

•

Within the Card Services segment, cost of operations increased $14.7 million due to higher payroll and benefit expenses and higher credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $60.3 million, or 26%, to $288.1 million for the three months ended June 30, 2017 as compared to $227.8 million for the three months ended June 30, 2016. The increase in the provision for loan loss was driven by higher principal loss rates as well as an increase in credit card and loan receivables.

General and administrative.  General and administrative expenses decreased $0.5 million, or 1%, to $42.4 million for the three months ended June 30, 2017, as compared to $42.9 million for the three months ended June 30, 2016, as decreases in corporate expenses, driven by lower payroll and benefit costs, were offset in part by net foreign currency exchange losses realized.

Depreciation and other amortization. Depreciation and other amortization increased $4.1 million, or 10%, to $45.2 million for the three months ended June 30, 2017, as compared to $41.1 million for the three months ended June 30, 2016, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $8.2 million, or 9%, to $80.3 million for the three months ended June 30, 2017 as compared to $88.5 million for the three months ended June 30, 2016, as the amortization associated with the intangible assets from recent portfolio acquisitions was more than offset by certain fully amortized intangible assets.

Interest expense, net.  Total interest expense, net increased $33.8 million, or 33%, to $137.5 million for the three months ended June 30, 2017 as compared to $103.7 million for the three months ended June 30, 2016. The increase was due to the following:

•	Securitization funding costs. Securitization funding costs increased $6.6 million due to higher average borrowings and higher average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $8.4 million due to higher average borrowings and higher average interest rates.
•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $18.8 million primarily due to the issuance of new senior notes in October 2016 and March 2017, which increased interest expense by $12.2 million. Additionally, amortization of debt issuance costs increased $2.1 million, interest expense on term debt increased $2.8 million and interest expense on the revolving line of credit increased $1.3 million. The increase in interest expense on the term debt and revolving line of credit was due to higher average balances and higher average interest rates due to increases in the LIBOR rate.

Taxes. Income tax expense was flat at $76.2 million for each of the three months ended June 30, 2017 and the three months ended June 30, 2016 due to a decrease in taxable income, offset by an increase in the effective tax rate. The effective tax rate for the current year quarter was 35.6% as compared to 35.1% for the prior year quarter.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenue.  Total revenue increased $275.8 million, or 8%, to $3,700.8 million for the three months ended June 30, 2017 from $3,425.0 million for the six months ended June 30, 2016. The net increase was due to the following:

•

Services. Revenue increased $43.6 million, or 4%, to $1,238.1 million for the six months ended June 30, 2017 as a result of an increase in services provided to our Epsilon clients, driven by double-digit growth in the automotive, agency and CRM offerings as a result of new client signings and strength in existing client relationships. This increase was offset in part by a $20.9 million reduction in merchant fees, which are transaction fees charged by Card Services to the retailer.

Index

•

Redemption. Revenue decreased $104.9 million, or 19%, to $435.3 million for the six months ended June 30, 2017 as our coalition loyalty program was negatively impacted by the change in breakage rate in December 2016 and an 8% decrease in AIR MILES reward miles redeemed, while our short-term loyalty programs were negatively impacted by the timing of programs in market.

•

Finance charges, net.  Revenue increased $337.1 million, or 20%, to $2,027.4 million for the six months ended June 30, 2017, driven by a combination of higher average credit card and loan receivables, which impacted revenue by $283.0 million, and a higher finance yield of 70 basis points, which impacted revenue by $54.1 million. The increase in average credit card and loan receivables was a result of a combination of recent credit card portfolio acquisitions and a 6% increase in credit sales, while the increase in our finance yield benefitted from higher late fees.

Cost of operations.  Cost of operations increased $24.6 million, or 1%, to $2,056.5 million for the six months ended June 30, 2017 as compared to $2,031.9 million for the six months ended June 30, 2016. The net increase was due to the following:

•

Within the LoyaltyOne segment, cost of operations decreased $51.2 million as a $61.2 million decrease in cost of redemptions associated with the decrease in redemption revenue was offset in part by a 3% increase in payroll and benefit costs.

•

Within the Epsilon segment, cost of operations increased $52.2 million due to an increase in direct costs associated with the increase in revenue as well as a 4% increase in payroll and benefit expenses.

•

Within the Card Services segment, cost of operations increased $21.8 million due to a 10% increase in payroll and benefit expenses to support increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $203.5 million, or 51%, to $603.2 million for the six months ended June 30, 2017 as compared to $399.7 million for the six months ended June 30, 2016. The increase in the provision for loan loss was driven by higher principal loss rates as well as an increase in credit card and loan receivables.

General and administrative.  General and administrative expenses increased $16.5 million, or 23%, to $87.0 million for the six months ended June 30, 2017, as compared to $70.5 million for the six months ended June 30, 2016, due to higher payroll and benefit costs of $8.9 million associated with an increase in stock compensation, medical costs and discretionary benefits, as well as an increase in net foreign currency exchange losses recognized of $7.8 million.

Depreciation and other amortization. Depreciation and other amortization increased $9.0 million, or 11%, to $89.9 million for the six months ended June 30, 2017, as compared to $80.9 million for the six months ended June 30, 2016, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $16.7 million, or 9%, to $160.4 million for the six months ended June 30, 2017 as compared to $177.1 million for the six months ended June 30, 2016, as the amortization associated with the intangible assets from recent portfolio acquisitions was more than offset by certain fully amortized intangible assets.

Interest expense, net.  Total interest expense, net increased $60.2 million, or 30%, to $262.7 million for the six months ended June 30, 2017 as compared to $202.5 million for the six months ended June 30, 2016. The increase was due to the following:

•	Securitization funding costs. Securitization funding costs increased $11.4 million due to higher average borrowings and higher average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $17.2 million due to higher average borrowings and higher average interest rates.
•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $31.6 million primarily due to the issuance of new senior notes in October 2016 and March 2017, which increased interest expense by $20.4 million. Additionally, amortization of debt issuance costs increased $2.5 million, interest expense on term debt increased $5.8 million and interest expense on the revolving line of credit increased $1.3 million. The increase in interest expense on the term debt and revolving line of credit was due to

Index

higher average balances and higher average interest rates due to increases in the LIBOR rate.

Taxes. Income tax expense decreased $5.8 million to $157.0 million for the six months ended June 30, 2017 from $162.8 million for the six months ended June 30, 2016 due to a decrease in taxable income, offset in part by an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2017 was 35.6% as compared to 35.2% for the six months ended June 30, 2016.

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

Adjusted EBITDA and adjusted EBITDA, net are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income or net income as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and adjusted EBITDA, net are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The adjusted EBITDA and adjusted EBITDA, net measures presented in this Quarterly Report on Form 10‑Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Net income	$137.7	$140.7	$284.1	$299.6
Stock compensation expense	21.7	21.5	45.2	41.4
Provision for income taxes	76.2	76.2	157.0	162.8
Interest expense, net	137.5	103.7	262.7	202.5
Depreciation and other amortization	45.2	41.1	89.9	80.9
Amortization of purchased intangibles	80.3	88.5	160.4	177.1
Adjusted EBITDA	498.6	471.7	999.3	964.3
Less: Securitization funding costs	36.6	30.0	71.8	60.4
Less: Interest expense on deposits	28.6	20.2	54.6	37.4
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	5.5
Adjusted EBITDA, net	$433.4	$421.5	$872.9	$861.0

Index

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$280.0	$352.3	(21)%	$613.0	$706.9	(13)%
Epsilon	543.8	518.8	5	1,073.1	1,012.1	6
Card Services	1,005.0	885.8	13	2,028.2	1,721.3	18
Corporate/Other	—	0.1	nm*	—	0.2	nm*
Eliminations	(7.0)	(8.2)	nm*	(13.5)	(15.5)	nm*
Total	$1,821.8	$1,748.8	4%	$3,700.8	$3,425.0	8%
Adjusted EBITDA, net (1):
LoyaltyOne	$56.7	$79.3	(28)%	$115.4	$153.0	(25)%
Epsilon	106.8	102.6	4	191.8	183.4	5
Card Services	305.5	276.4	11	636.2	583.9	9
Corporate/Other	(35.6)	(36.8)	(3)	(70.5)	(59.3)	19
Total	$433.4	$421.5	3%	$872.9	$861.0	1%

(1)	For a definition of and reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

*not meaningful

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue.  Total revenue increased $73.0 million, or 4%, to $1,821.8 million for the three months ended June 30, 2017 from $1,748.8 million for the three months ended June 30, 2016. The net increase was due to the following:

•

LoyaltyOne. Revenue decreased $72.3 million, or 21%, to $280.0 million for the three months ended June 30, 2017 as our coalition program declined $24.4 million, impacted by a 13% decrease in the number of AIR MILES reward miles redeemed and the change in breakage rate in December 2016, and revenue from our short-term loyalty programs decreased $47.9 million related to the timing of programs in market.

•

Epsilon. Revenue increased $25.0 million, or 5%, to $543.8 million for the three months ended June 30, 2017 driven by double-digit growth in the automotive, agency and CRM offerings from a combination of new clients and strength in existing client relationships, offset in part by a 3% decline in technology platform revenue as compared to the prior year period.

•

Card Services.  Revenue increased $119.2 million, or 13%, to $1,005.0 million for the three months ended June 30, 2017, driven by a $128.5 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Servicing fees decreased $9.3 million, as merchant fees declined $4.5 million due to increased royalty payments associated with higher volumes and new clients, and other servicing fees declined $5.1 million.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $11.9 million, or 3%, to $433.4 million for the three months ended June 30, 2017 from $421.5 million for the three months ended June 30, 2016. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net decreased $22.6 million, or 28%, to $56.7 million for the three months ended June 30, 2017 primarily due to the decrease in revenue discussed above, offset in part by the associated decrease in cost of redemptions.

•

Epsilon.  Adjusted EBITDA, net increased $4.2 million, or 4%, to $106.8 million for the three months ended June 30, 2017 due to the revenue increases discussed above, as adjusted EBITDA margins were 20% for each of the three months ended June 30, 2017 and 2016.

•

Card Services.  Adjusted EBITDA, net increased $29.1 million, or 11%, to $305.5 million for the three months ended June 30, 2017.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net,

Index

which was offset primarily by an increase in the provision for loan loss resulting from higher principal loss rates as well as an increase in credit card and loan receivables and an increase in operating expenses due to higher volumes.

•

Corporate/Other.  Adjusted EBITDA, net increased $1.2 million to a loss of $35.6 million for the three months ended June 30, 2017, due to lower payroll and benefit costs and general corporate expenses that were offset in part by higher net foreign currency exchange losses recognized as compared to the prior year quarter.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenue.  Total revenue increased $275.8 million, or 8%, to $3,700.8 million for the six months ended June 30, 2017 from $3,425.0 million for the six months ended June 30, 2016. The net increase was due to the following:

•

LoyaltyOne. Revenue decreased $93.9 million, or 13%, to $613.0 million for the six months ended June 30, 2017 as our coalition program declined $36.0 million due to an 8% decrease in the number of AIR MILES reward miles redeemed and the impact of the change in breakage rate in December 2016, and our short-term loyalty programs decreased $57.9 million related to the timing of programs in market.

•

Epsilon. Revenue increased $61.0 million, or 6%, to $1,073.1 million for the six months ended June 30, 2017 driven by double-digit growth in the automotive, agency and CRM offerings from a combination of new clients and strength in existing client relationships, offset in part by a 5% decline in technology platform revenue as compared to the prior year period.

•

Card Services.  Revenue increased $306.9 million, or 18%, to $2,028.2 million for the six months ended June 30, 2017, driven by a $337.1 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Servicing fees decreased $30.1 million, as merchant fees declined $20.9 million due to increased royalty payments associated with higher volumes and new clients, and other servicing fees declined $10.1 million.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $11.9 million, or 1%, to $872.9 million for the six months ended June 30, 2017 from $861.0  million for the six months ended June 30, 2016. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net decreased $37.6 million, or 25%, to $115.4 million for the six months ended June 30, 2017 primarily due to the decrease in revenue discussed above, offset in part by the associated decrease in cost of redemptions. In the prior year period, adjusted EBITDA, net was reduced by $5.5 million of adjusted EBITDA attributable to the non-controlling interest. Effective April 1, 2016, we acquired the remaining 20% interest in BrandLoyalty to bring our ownership percentage to 100%.

•

Epsilon.  Adjusted EBITDA, net increased $8.4 million, or 5%, to $191.8 million for the six months ended June 30, 2017 due to the revenue increases discussed above, as adjusted EBITDA margins remained flat.

•

Card Services.  Adjusted EBITDA, net increased $52.3 million, or 9%, to $636.2 million for the six months ended June 30, 2017.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, which was offset primarily by an increase in the provision for loan loss resulting from higher principal loss rates as well as an increase in credit card and loan receivables and an increase in operating expenses due to higher volumes.

•

Corporate/Other.  Adjusted EBITDA, net decreased $11.2 million to a loss of $70.5 million for the six months ended June 30, 2017, due to higher payroll and benefit costs, an increase in charitable contributions, and higher net foreign currency exchange losses recognized in the current year period.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	June 30,	% of	December 31,	% of
	2017	Total	2016	Total
	(In millions, except percentages)
Receivables outstanding - principal	$15,497.3	100.0%	$15,754.0	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	261.4	1.7%	249.8	1.6%
61 to 90 days	190.4	1.2	169.3	1.1
91 or more days	331.5	2.2	337.8	2.1
Total	$783.3	5.1%	$756.9	4.8%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions, except percentages)
Average credit card and loan receivables	$15,739.9	$13,505.3	$15,712.7	$13,521.0
Net charge-offs of principal receivables	244.0	172.4	491.9	348.8
Net charge-offs as a percentage of average credit card and loan receivables	6.2%	5.1%	6.3%	5.2%

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. As of June 30, 2017, Comenity Bank’s Common Equity Tier 1 capital ratio was 15.3%, Tier 1 capital ratio was 15.3%, total capital ratio was 16.7% and leverage ratio was 14.3%. As of June 30, 2017, Comenity Capital Bank’s Common Equity Tier 1 capital ratio was 13.6%, Tier 1 capital ratio was 13.6%, total capital ratio was 14.9% and leverage ratio was 12.9%. Comenity Bank and Comenity Capital Bank are considered well capitalized.

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

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,034.4 million and $754.9 million for the six months ended June 30, 2017 and 2016, respectively. The increase in operating cash flows of $279.5 million during the six months ended June 30, 2017 as compared to the prior year period was due to an increase in profitability exclusive of non-cash charges to income, including an increase in the provision for loan loss, as well as an increase in cash provided by working capital, due primarily to a decrease in trade receivables during the current year period as compared to the prior year period.

Investing Activities.  Cash used in investing activities was $1,021.0 million and $1,168.8 million for the six months ended June 30, 2017 and 2016, respectively. Significant components of investing activities are as follows:

•

Redemption settlement assets. During the six months ended June 30, 2017, cash decreased $207.9 million as we increased funding to the redemption settlement assets as a result of the breakage rate change in December 2016.

•

Restricted cash. During the six months ended June 30, 2017, we collected principal accumulation of $433.8 million for the repayment of non-recourse borrowings of consolidated securitized debt that was repaid in July 2017.

•

Credit card and loan receivables, net. Cash decreased $286.4 million and $352.6 million for the six months ended June 30, 2017 and 2016, respectively, due to growth in credit card and loan receivables and strong cardholder spending in both periods.

•	Purchase of credit card portfolios. During the six months ended June 30, 2016, we paid $749.1 million to acquire three credit card portfolios.

Financing Activities. Cash provided by financing activities was $73.1 million and $556.5 million for the six months ended June 30, 2017 and 2016, respectively. Significant components of financing activities are as follows:

•

Debt. Cash increased $753.1 million in net borrowings for the six months ended June 30, 2017, primarily due to the issuance of €400.0 million senior notes due 2022 and net borrowings under the revolving line of credit.  Cash increased $683.7 million in net borrowings for the six months ended June 30, 2016, primarily driven by net borrowings under the revolving line of credit.

Index

•

Deposits. Cash provided by net issuances of deposits increased $332.1 million for the six months ended June 30, 2017 to support credit card receivables. For the six months ended June 30, 2016, net issuances of deposits increased $1,263.5 million to support credit card receivables, including portfolio acquisitions.

•

Non-recourse borrowings of consolidated securitization entities. Cash decreased $395.0 million and $485.0 million for the six months ended June 30, 2017 and 2016, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.

•	BrandLoyalty non-controlling interest. During the six months ended June 30, 2016, we paid $360.7 million to acquire the remaining ownership interests in BrandLoyalty.
•	Dividends paid. During the six months ended June 30, 2017, we paid a total of $58.0 million for two quarterly dividends on our common stock.
•	Treasury shares. Cash paid for treasury shares was $499.9 million and $522.6 million for the six months ended June 30, 2017 and 2016, respectively.

Debt

Long-term and Other Debt

On June 14, 2017, we entered in a credit agreement with various agents and lenders, or the 2017 Credit Agreement. On June 16, 2017, we entered into a first amendment to the 2017 Credit Agreement to increase borrowings. The 2017 Credit Agreement replaced in its entirety our credit agreement dated July 10, 2013, or the 2013 Credit Agreement. The 2017 Credit Agreement includes an uncommitted accordion feature of up to $750.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. These borrowings bear interest at the same rates as, and are generally subject to the same terms, as the 2013 Credit Agreement. The loans under the 2017 Credit Agreement are scheduled to mature on June 14, 2022. At June 30, 2017, the 2017 Credit Agreement, as amended, provided for a $3,052.6 million term loan, subject to certain repayments, and a $1,572.4 million revolving line of credit.

As of June 30, 2017, we had $415.0 million outstanding under our revolving line of credit and total availability of $1,157.4 million. Our total leverage ratio, as defined in our credit agreement, was 3.0 to 1 at June 30, 2017, as compared to the maximum covenant ratio of 3.5 to 1.

In March 2017, we issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022. Interest is payable semiannually in arrears, on March 15 and September 15 of each year, beginning on September 15, 2017.

As of June 30, 2017, we were in compliance with our debt covenants.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of June 30, 2017, we had $2.9 billion in money market deposits outstanding with interest rates ranging from 1.01% to 2.37%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

As of June 30, 2017, we had $5.8 billion in certificates of deposit outstanding with interest rates ranging from 0.80% to 2.80% and maturities ranging from July 2017 to June 2022. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

As of June 30, 2017, the WFN Trusts and the WFC Trust had approximately $11.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At June 30, 2017, we had $6.6 billion of non-recourse borrowings of consolidated securitization entities, of which $1.6 billion is due within the next 12 months. As of June 30, 2017, total capacity under the conduit facilities was $2.9 billion, of which $1.9 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

In April 2017, Master Trust III renewed its 2009-VFC1 conduit facility, increasing the capacity from $900.0 million to $925.0 million and extending the maturity to April 2018.

In May 2017, Master Trust I issued $450.7 million of Series 2017-A asset-backed term notes, which mature in May 2020. The offering consisted of $400.0 million of Class A notes with a fixed interest rate of 2.12% per year and $50.7 million of notes that were retained by us and eliminated from the unaudited condensed consolidated balance sheets.

In May 2017, $389.6 million of Series 2015-C asset-backed term notes, $89.6 million of which were retained by us and eliminated from the unaudited condensed consolidated balance sheets, matured and were repaid.

In July 2017, $433.3 million of Series 2012-B asset-backed term notes, $108.3 million of which were retained by us and eliminated from the unaudited condensed consolidated balance sheets, matured and were repaid.

The following table shows the maturities of borrowing commitments as of June 30, 2017 for the WFN Trusts and the WFC Trust by year:

	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Term notes	$650.0	$1,341.0	$1,174.0	$875.0	$682.5	$4,722.5
Conduit facilities (1)	—	2,885.0	—	—	—	2,885.0
Total (2)	$650.0	$4,226.0	$1,174.0	$875.0	$682.5	$7,607.5

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.9 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 8, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Stock Repurchase Programs

On January 1, 2017, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock through December 31, 2017.

On January 30, 2017, under the authorization of the existing 2017 repurchase program, we entered into a $350.0 million fixed dollar accelerated share repurchase program agreement, or the ASR Agreement, with an investment bank counterparty. Pursuant to the ASR Agreement, we received an initial delivery of 1.4 million shares of our common stock

Index

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

For the six months ended June 30, 2017, we acquired a total of 2.1 million shares of our common stock for $499.9 million, including those amounts under the ASR Agreement. As of June 30, 2017, we had $0.1 million remaining under the stock repurchase program.

On July 25, 2017, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2017 to acquire an additional $500.0 million of our outstanding common stock through July 31, 2018, for a total authorization of $1.0 billion.

Dividends

On January 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock to stockholders of record at the close of business on February 15, 2017, resulting in a dividend payment of $29.0 million on March 17, 2017.

On April 20, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock to stockholders of record at the close of business on May 15, 2017, resulting in a dividend payment of $29.0 million on June 19, 2017.

On July 20, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock, payable on September 19, 2017, to stockholders of record at the close of business on August 14, 2017.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017

Index

(the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Index

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

In the normal course of business, from time to time, Comenity Bank and Comenity Capital Bank have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with their business activities. While historically the arbitration provision in each bank’s customer agreement has generally limited such bank’s exposure to consumer class action litigation, there can be no assurance that the banks will be successful in enforcing the arbitration clause in the future. There may also be legislative, administrative or regulatory efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses.

In July 2017 the CFPB issued a final rule that, among other things, prohibits covered consumer financial companies from using pre-dispute arbitration clauses in contracts for certain consumer financial products and services, including credit cards, to bar the consumer counter-party from participating in class action litigation related to disputes under the contract. The rule also requires covered companies involved in arbitrations under such contracts to submit to the CFPB certain arbitration and court records for the CFPB to make publicly available on its website. It is possible that Congress will nullify the new rule through the Congressional Review Act or that the rule will be challenged through litigation. If not nullified, the rule will become effective on September 18, 2017 and apply to covered agreements entered into on or after March 19, 2018. The new rule could significantly increase the banks’ exposure to consumer class action litigation, the associated costs of which could have an adverse effect on us. In addition, failure to comply with this new rule may result in enforcement action by the CFPB, including civil monetary penalties.

Comenity Bank and Comenity Capital Bank are also involved, from time to time, in reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding the bank’s business, which could subject the bank to significant fines, penalties, obligations to change its business practices or other requirements. In September 2015, each bank entered into a consent order with the FDIC agreeing to provide restitution to eligible customers, to pay civil money penalties to the FDIC and to make further enhancements to their compliance and other processes related to the marketing, promotion and sale of add-on products.

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

Further, many state governments are reviewing or proposing the need for greater regulation of the collection, processing, sharing, and use of consumer data for various marketing purposes. This may result in new laws or regulations imposing additional compliance requirements.

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

In the European Union, the Directive 95/46/EC of the EU Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements. In January 2012, the European Commission proposed the General Data Protection Regulation, or GDPR, a new European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights. In December 2015, the EU Parliament and the EU Council reached informal agreement on the text of the GDPR, and in April 2016 both the EU Council and the EU Parliament adopted the GDPR, which will go into effect May 25, 2018. The GDPR will replace the Directive and, because it is a regulation rather than a directive, will directly apply to and bind the 28 EU Member States. Compared to the Directive, GDPR may result in greater compliance obligations, including the implementation of a number of processes and policies around our data collection and use. These and other terms of the GDPR could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant new penalties for non-compliance, with fines up to the higher of €20 million ($23 million as of June 30, 2017) or 4% of total annual worldwide revenue. Further, the European Union has also released a draft of the proposed reforms to the ePrivacy Directive that governs the use of technologies to collect consumer information. In general, GDPR, and other local privacy laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S.

In addition, in 2016, the EU-US Safe Harbor program (“Safe Harbor”) was held to be invalid. Safe Harbor provided a valid legal basis for transfers of personal data from Europe Union to the United States. While we have other legally recognized mechanisms in place that we believe allow for the transfer of customer and employee data from the European Union to the United States, these mechanisms are also being challenged. Further, some of these mechanisms are set to be updated and changed under GDPR. These changes may include new legal requirements that could have an impact on how we move data from the European Union to entities outside the European Union, including to our affiliates or vendors.

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

Index

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2017:

				Total Number of	Approximate Dollar
				Shares Purchased as	Value of Shares that
				Part of Publicly	May Yet Be
	Total Number of	Average Price Paid		Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share		Programs	Plans or Programs (2)
					(Dollars in millions)
During 2017:
April 1-30	237,945	$169.19	(3)	235,748	$45.3
May 1-31	136,537	241.85		132,300	13.3
June 1-30	57,935	239.54		55,500	0.1
Total	432,417	$201.56	(3)	423,548	$0.1

(1)

During the period represented by the table, 8,869 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On January 1, 2017, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2017 through December 31, 2017. On July 25, 2017, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2017 to acquire an additional $500.0 million of our outstanding common stock through July 31, 2018, for a total authorization of $1.0 billion. Both authorizations are subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

(3)

Includes the final settlement of 72,648 shares acquired pursuant to the ASR Agreement for which there was no additional consideration paid, which reduced the average price paid per share. See Note 11, “Stockholders’ Equity,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the ASR Agreement.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)None

(b)None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Amendment to Second Amended and Restated Service Agreement, dated April 10, 2017, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/13/17

10.2	(b) (c) (d)	Series 2017-A Indenture Supplement, dated as of May 22, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/24/17

10.3	(a)	Amended and Restated Credit Agreement, dated as of June 14, 2017, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other agents and lenders.	8-K	10.1	6/19/17

10.4	(a)	First Amendment to Amended and Restated Credit Agreement and Incremental Amendment, dated as of June 16, 2017, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	8-K	10.2	6/19/17

10.5	(b) (c) (d)	Omnibus Amendment, dated as of July 10, 2017, among World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/11/17

*+10.6	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.

*10.7	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.

*10.8	(a)

First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.

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

Date: August 7, 2017
	By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: August 7, 2017