Form 10-Q
period 2017-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2017-11-08
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, 55,248,667 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,326.0	$1,859.2
Accounts receivable, net, less allowance for doubtful accounts ($9.0 and $4.5 at September 30, 2017 and December 31, 2016 respectively)	769.3	797.2
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	11,304.4	11,437.1
Other credit card and loan receivables	5,135.4	5,106.8
Total credit card and loan receivables	16,439.8	16,543.9
Allowance for loan loss	(1,033.8)	(948.0)
Credit card and loan receivables, net	15,406.0	15,595.9
Credit card and loan receivables held for sale	888.7	417.3
Inventories, net	257.1	271.3
Other current assets	746.0	324.0
Redemption settlement assets, restricted	576.2	324.4
Total current assets	21,969.3	19,589.3
Property and equipment, net	615.1	586.0
Deferred tax asset, net	22.9	20.1
Intangible assets, net	813.4	1,003.3
Goodwill	3,873.4	3,800.7
Other non-current assets	600.0	514.7
Total assets	$27,894.1	$25,514.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$529.8	$568.3
Accrued expenses	335.4	346.8
Current portion of deposits	5,823.5	4,673.0
Current portion of non-recourse borrowings of consolidated securitization entities	1,933.5	1,639.0
Current portion of long-term and other debt	538.5	814.5
Other current liabilities	384.7	399.8
Deferred revenue	847.0	788.1
Total current liabilities	10,392.4	9,229.5
Deferred revenue	119.3	143.4
Deferred tax liability, net	254.8	334.8
Deposits	4,550.5	3,718.9
Non-recourse borrowings of consolidated securitization entities	4,932.6	5,316.4
Long-term and other debt	5,704.1	4,786.9
Other liabilities	346.8	326.0
Total liabilities	26,300.5	23,855.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.7 shares and 112.5 shares at September 30, 2017 and December 31, 2016, respectively	1.1	1.1
Additional paid-in capital	3,080.5	3,046.1
Treasury stock, at cost, 57.4 shares and 55.1 shares at September 30, 2017 and December 31, 2016, respectively	(5,272.5)	(4,733.1)
Retained earnings	3,924.7	3,494.8
Accumulated other comprehensive loss	(140.2)	(150.7)
Total stockholders’ equity	1,593.6	1,658.2
Total liabilities and stockholders' equity	$27,894.1	$25,514.1

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues
Services	$650.3	$634.4	$1,888.3	$1,828.7
Redemption	210.0	296.3	645.4	836.6
Finance charges, net	1,052.1	954.9	3,079.5	2,645.2
Total revenue	1,912.4	1,885.6	5,613.2	5,310.5
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,066.5	1,045.6	3,123.1	3,077.6
Provision for loan loss	204.7	251.3	807.9	651.0
General and administrative	38.0	41.0	124.9	111.4
Depreciation and other amortization	46.7	42.6	136.6	123.5
Amortization of purchased intangibles	77.6	84.1	237.9	261.2
Total operating expenses	1,433.5	1,464.6	4,430.4	4,224.7
Operating income	478.9	421.0	1,182.8	1,085.8
Interest expense
Securitization funding costs	38.2	31.1	109.9	91.5
Interest expense on deposits	33.2	22.6	87.9	60.0
Interest expense on long-term and other debt, net	73.9	54.6	210.2	159.3
Total interest expense, net	145.3	108.3	408.0	310.8
Income before income taxes	333.6	312.7	774.8	775.0
Provision for income taxes	100.4	105.2	257.4	268.0
Net income	$233.2	$207.5	$517.4	$507.0
Less: Net income attributable to non-controlling interest	—	—	—	1.8
Net income attributable to common stockholders	$233.2	$207.5	$517.4	$505.2

Net income attributable to common stockholders per share:
Basic (Note 2)	$4.21	$3.56	$9.27	$7.15
Diluted (Note 2)	$4.20	$3.55	$9.23	$7.12

Weighted average shares:
Basic (Note 2)	55.4	58.3	55.8	59.0
Diluted (Note 2)	55.6	58.4	56.0	59.2

Dividends declared per share:	$0.52	$—	$1.56	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)

Net income	$233.2	$207.5	$517.4	$507.0

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(3.0)	0.2	(5.0)	5.3
Tax benefit (expense)	(0.1)	—	(0.2)	(1.4)
Unrealized gain (loss) on securities available-for-sale, net of tax	(3.1)	0.2	(5.2)	3.9

Unrealized gain (loss) on cash flow hedges	0.8	(0.8)	(0.4)	(2.6)
Tax benefit (expense)	(0.2)	0.2	0.1	0.7
Unrealized gain (loss) on cash flow hedges, net of tax	0.6	(0.6)	(0.3)	(1.9)

Unrealized gain (loss) on net investment hedges	(19.4)	(4.1)	(63.1)	(11.4)
Tax benefit (expense)	7.4	—	23.7	—
Unrealized gain (loss) on net investment hedges, net of tax	(12.0)	(4.1)	(39.4)	(11.4)

Foreign currency translation adjustments	15.9	5.1	55.4	16.1

Other comprehensive income, net of tax	1.4	0.6	10.5	6.7

Total comprehensive income, net of tax	$234.6	$208.1	$527.9	$513.7
Less: Comprehensive income attributable to non-controlling interest	—	—	—	1.2
Comprehensive income attributable to common stockholders	$234.6	$208.1	$527.9	$512.5

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$517.4	$507.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374.5	384.7
Deferred income taxes	(62.5)	(57.0)
Provision for loan loss	807.9	651.0
Non-cash stock compensation	63.5	59.5
Amortization of deferred financing costs	32.3	25.3
Change in deferred revenue	(35.5)	(114.1)
Change in other operating assets and liabilities, net of acquisitions	(20.7)	(212.2)
Originations of credit card and loan receivables held for sale	(6,012.8)	(5,182.7)
Sales of credit card and loan receivables held for sale	6,011.5	5,186.6
Other	104.0	106.7
Net cash provided by operating activities	1,779.6	1,354.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(222.1)	55.4
Change in restricted cash	(418.5)	(126.8)
Change in credit card and loan receivables	(1,174.7)	(1,048.8)
Purchase of credit card portfolios	—	(903.4)
Proceeds from sale of credit card portfolios	—	5.9
Capital expenditures	(176.6)	(158.3)
Purchases of other investments	(80.2)	(13.6)
Maturities/sales of other investments	38.2	38.6
Other	(4.2)	(0.6)
Net cash used in investing activities	(2,038.1)	(2,151.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	6,439.6	3,086.5
Repayments of borrowings	(5,903.8)	(2,305.0)
Issuances of deposits	4,062.7	3,727.5
Repayments of deposits	(2,075.0)	(1,714.4)
Non-recourse borrowings of consolidated securitization entities	2,455.0	2,567.5
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(2,545.0)	(3,150.0)
Acquisition of non-controlling interest	—	(360.7)
Payment of deferred financing costs	(53.4)	(20.7)
Dividends paid	(86.8)	—
Purchase of treasury shares	(553.7)	(692.8)
Other	(16.5)	(13.1)
Net cash provided by financing activities	1,723.1	1,124.8

Effect of exchange rate changes on cash and cash equivalents	2.2	4.5
Change in cash and cash equivalents	1,466.8	332.5
Cash and cash equivalents at beginning of period	1,859.2	1,168.0
Cash and cash equivalents at end of period	$3,326.0	$1,500.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$382.2	$287.2
Income taxes paid, net	$282.0	$342.7

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 does not apply to financial instruments and other contractual rights or obligations (for example, interest income and late fees from credit card and loan receivables), and therefore, the Company’s finance charges, net will not be affected by the adoption of the standard. Management has substantially completed its initial evaluation of the impact of these updates on its consolidated financial statements and based on the evaluation of the Company's current contracts and the related revenue streams and performance obligations, most will be recorded consistently under both the current and new standard. Management is in the process of evaluating how best to apply the necessary changes, quantifying whether any of the changes have a material impact on the timing of revenue recognition, and analyzing changes to disclosure requirements. The assessment is expected to be completed by the end of 2017. The Company plans to adopt the standard on January 1, 2018 using a modified retrospective method.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is evaluating the impact that adoption of ASU 2016-02 will have on its consolidated financial statements and expects there will be an increase in assets and liabilities on its consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018, resulting in changes to its consolidated statements of cash flows to include restricted cash amounts in the beginning-of-period and end-of-period cash and cash equivalents totals.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 expands and refines the hedge accounting model for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and makes certain targeted improvements to simplify the application of hedge accounting guidance related to the assessment of hedge effectiveness. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2017-12 will have on its consolidated financial statements.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies certain aspects of share-based transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company’s provision for income taxes or diluted earnings per share for the three and nine months ended September 30, 2017. The Company’s retrospective adoption of the presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase in cash flows from operating activities of $25.8 million and a decrease in cash flows from financing activities of $25.8 million for the nine months ended September 30, 2016. The Company prospectively adopted the presentation requirements for cash flows related to excess tax benefits, and prior period amounts were not adjusted. Further, the Company elected to continue to estimate forfeitures at each grant date.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions except per share amounts)
Numerator:
Net income attributable to common stockholders	$233.2	$207.5	$517.4	$505.2
Less: Accretion of redeemable non-controlling interest	—	—	—	83.5
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$233.2	$207.5	$517.4	$421.7

Denominator:
Weighted average shares, basic	55.4	58.3	55.8	59.0
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.2	0.1	0.2	0.2
Denominator for diluted calculation	55.6	58.4	56.0	59.2

Net income attributable to common stockholders per share:
Basic	$4.21	$3.56	$9.27	$7.15
Diluted	$4.20	$3.55	$9.23	$7.12

For the nine months ended September 30, 2016, the Company adjusted the carrying amount of the redeemable non-controlling interest by $83.5 million to the redemption value. Effective April 1, 2016, the Company acquired the remaining 20% interest in BrandLoyalty to bring its ownership percentage to 100%.

For the three and nine months ended September 30, 2017 and 2016, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	September 30,	December 31,
	2017	2016
	(In millions)
Principal receivables	$15,581.6	$15,754.0
Billed and accrued finance charges	785.9	708.6
Other	72.3	81.3
Total credit card and loan receivables	16,439.8	16,543.9
Less: Credit card receivables – restricted for securitization investors	11,304.4	11,437.1
Other credit card and loan receivables	$5,135.4	$5,106.8

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

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Balance at beginning of period	$1,069.3	$782.6	$948.0	$741.6
Provision for loan loss	204.7	251.3	807.9	651.0
Allowance associated with credit card and loan receivables transferred to held for sale	(20.6)	—	(20.6)	(15.0)
Change in estimate for uncollectible unpaid interest and fees	—	5.0	10.0	10.0
Recoveries	44.3	73.6	146.1	183.5
Principal charge-offs	(263.9)	(238.1)	(857.6)	(696.7)
Balance at end of period	$1,033.8	$874.4	$1,033.8	$874.4

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $152.2 million and $126.4 million for the three months ended September 30, 2017 and 2016, respectively, and $469.6 million and $355.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	September 30,	% of	December 31,	% of
	2017	Total	2016	Total
	(In millions, except percentages)
Receivables outstanding - principal	$15,581.6	100.0%	$15,754.0	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	269.9	1.7%	249.8	1.6%
61 to 90 days	186.9	1.2	169.3	1.1
91 or more days	389.5	2.5	337.8	2.1
Total	$846.3	5.4%	$756.9	4.8%

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company had $242.7 million and $216.5 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $54.5 million and $46.4 million, respectively, as of September 30, 2017 and December 31, 2016. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both September 30, 2017 and December 31, 2016.

The average recorded investment in impaired credit card receivables was $233.6 million and $196.1 million for the three months ended September 30, 2017 and 2016, respectively, and $222.3 million and $185.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $5.0 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively, and $14.5 million and $13.9 million for the nine months ended September 30, 2017 and 2016, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	53,305	$67.2	$67.1	146,177	$186.8	$186.6

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	53,041	$63.8	$63.7	151,069	$180.9	$180.7

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	24,267	$29.4	74,948	$91.0

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	27,606	$31.3	75,828	$84.1

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of September 30, 2017 and December 31, 2016, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	September 30, 2017
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	6.5	27.7%	$3,434.5	22.0%
13-24 Months	3.8	16.4	2,572.5	16.5
25-36 Months	2.9	12.5	2,255.4	14.5
37-48 Months	2.0	8.4	1,553.0	10.0
49-60 Months	1.5	6.2	1,135.9	7.3
Over 60 Months	6.7	28.8	4,630.3	29.7
Total	23.4	100.0%	$15,581.6	100.0%

	December 31, 2016
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	7.3	28.5%	$3,896.9	24.8%
13-24 Months	4.1	15.8	2,618.2	16.6
25-36 Months	3.0	11.6	2,050.8	13.0
37-48 Months	2.0	8.0	1,436.8	9.1
49-60 Months	1.5	5.9	1,021.7	6.5
Over 60 Months	7.7	30.2	4,729.6	30.0
Total	25.6	100.0%	$15,754.0	100.0%

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects composition of the Company’s credit card and loan receivables by obligor credit quality as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$120.2	0.8%	$183.8	1.2%
27.1% and higher	1,296.3	8.3	1,168.0	7.4
17.1% - 27.0%	799.8	5.1	761.1	4.8
12.6% - 17.0%	1,052.3	6.7	820.9	5.2
3.7% - 12.5%	6,601.5	42.4	5,770.8	36.6
1.9% - 3.6%	2,741.3	17.6	3,444.9	21.9
Lower than 1.9%	2,970.2	19.1	3,604.5	22.9
Total	$15,581.6	100.0%	$15,754.0	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $69.6 million and $67.6 million at September 30, 2017 and December 31, 2016, respectively, and are included in credit card and loan receivables held for sale in the Company’s unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

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

During the nine months ended September 30, 2017 and 2016, the Company purchased $300.5 million and $259.2 million, respectively of loan receivables under these agreements.

The total outstanding balance of these loan receivables was $315.7 million and $282.6 million as of September 30, 2017 and December 31, 2016, respectively, and was included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheets.

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $819.1 million and $349.7 million as of September 30, 2017 and December 31, 2016, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In the third quarter of 2017, the Company transferred five credit card portfolios totaling approximately $532.5 million into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $20.6 million, as the fair value was estimated to be greater than the net carrying amount, and such amount will be the measurement basis until the sale of the portfolios.

Portfolio Acquisitions

During the nine months ended September 30, 2016, the Company acquired four credit card portfolios for approximately $903.4 million, which consisted of approximately $823.1 million of credit card receivables, $87.7 million of intangible assets and a rewards liability of $7.4 million.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30,	December 31,
	2017	2016
	(In millions)
Total credit card receivables – restricted for securitization investors	$11,304.4	$11,437.1
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$268.7	$236.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Net charge-offs of securitized principal	$179.9	$134.6	$542.3	$423.7

4. INVENTORIES, NET

Inventories, net of $257.1 million and $271.3 million at September 30, 2017 and December 31, 2016, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	September 30, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$190.7	$0.4	$(1.8)	$189.3	$124.5	$0.2	$(2.4)	$122.3
U.S. Treasury bonds	50.0	0.1	—	50.1	75.0	0.3	—	75.3
Total	$240.7	$0.5	$(1.8)	$239.4	$199.5	$0.5	$(2.4)	$197.6

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$111.1	$(0.9)	$41.2	$(0.9)	$152.3	$(1.8)
Total	$111.1	$(0.9)	$41.2	$(0.9)	$152.3	$(1.8)

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)
Total	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at September 30, 2017 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$39.2	$39.1
Due after one year through five years	28.0	28.1
Due after five years through ten years	—	—
Due after ten years	173.5	172.2
Total	$240.7	$239.4

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of September 30, 2017, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2017 and 2016.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES® Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	September 30, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$71.5	$—	$—	$71.5	$58.1	$—	$—	$58.1
Mutual funds	27.7	—	(0.2)	27.5	25.7	—	(0.2)	25.5
Corporate bonds	483.0	—	(5.8)	477.2	241.0	0.4	(0.6)	240.8
Total	$582.2	$—	$(6.0)	$576.2	$324.8	$0.4	$(0.8)	$324.4

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$27.5	$(0.2)	$—	$—	$27.5	$(0.2)
Corporate bonds	454.2	(5.2)	19.8	(0.6)	474.0	(5.8)
Total	$481.7	$(5.4)	$19.8	$(0.6)	$501.5	$(6.0)

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$25.5	$(0.2)	$—	$—	$25.5	$(0.2)
Corporate bonds	111.2	(0.6)	—	—	111.2	(0.6)
Total	$136.7	$(0.8)	$—	$—	$136.7	$(0.8)

The amortized cost and estimated fair value of the securities at September 30, 2017 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$97.7	$97.4
Due after one year through five years	413.0	407.3
Total	$510.7	$504.7

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of September 30, 2017, the Company does not consider the investments to be other-than-temporarily impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no realized gains or losses from the sale of investment securities for the three months ended September 30, 2017, and realized gains or losses from the sale of investment securities for the nine months ended September 30, 2017 were de minimis. There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2016.

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2017
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,147.0	$(590.7)	$556.3	3-12 years—straight line
Premium on purchased credit card portfolios	271.8	(135.8)	136.0	3-13 years—straight line
Customer database	63.6	(59.6)	4.0	3 years—straight line
Collector database	56.1	(53.9)	2.2	5 years—straight line
Publisher networks	140.2	(77.5)	62.7	5-7 years—straight line
Tradenames	76.8	(45.2)	31.6	8-15 years—straight line
Purchased data lists	11.2	(6.1)	5.1	1-5 years—straight line, accelerated
Favorable lease	6.0	(2.9)	3.1	6-10 years—straight line
	$1,772.7	$(971.7)	$801.0
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,785.1	$(971.7)	$813.4

	December 31, 2016
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,108.6	$(451.8)	$656.8	3-12 years—straight line
Premium on purchased credit card portfolios	357.3	(172.3)	185.0	3-13 years—straight line
Customer databases	63.6	(43.7)	19.9	3 years—straight line
Collector database	52.1	(49.7)	2.4	30 years—15% declining balance
Publisher networks	140.2	(56.8)	83.4	5-7 years—straight line
Tradenames	83.5	(49.4)	34.1	3-15 years—straight line
Purchased data lists	11.6	(6.2)	5.4	1-5 years—straight line, accelerated
Favorable lease	6.9	(3.0)	3.9	3-10 years—straight line
	$1,823.8	$(832.9)	$990.9
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,836.2	$(832.9)	$1,003.3

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2017 (excluding the nine months ended September 30, 2017)	$65.9
2018	241.1
2019	192.6
2020	128.9
2021	76.6
Thereafter	95.9

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne®	Epsilon®	Card Services	Corporate/ Other	Total
	(In millions)
Balance at January 1, 2016	$663.5	$2,888.9	$261.7	$—	$3,814.1
Goodwill acquired during year	—	—	—	—	—
Effects of foreign currency translation	(10.2)	(3.2)	—	—	(13.4)
Balance at December 31, 2016	$653.3	$2,885.7	$261.7	$—	$3,800.7
Goodwill acquired during year	—	—	—	—	—
Effects of foreign currency translation	71.2	1.5	—	—	72.7
Balance at September 30, 2017	$724.5	$2,887.2	$261.7	$—	$3,873.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. DEBT

Debt consists of the following:

	September 30,	December 31,
Description	2017	2016	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$225.0	$—	June 2022	(1)
2017 term loans	3,033.5	—	June 2022	(1)
2013 revolving line of credit	—	235.0	—	—
2013 term loans	—	2,837.3	—	—
BrandLoyalty credit agreement	207.7	254.3	June 2020	(2)
Senior notes due 2017	400.0	400.0	December 2017	5.250%
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	472.6	—	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	354.4	315.5	November 2023	5.250%
Capital lease obligations and other debt	9.7	6.0	Various – January 2019 – June 2021	2.24% to 3.72%
Total long-term and other debt	6,302.9	5,648.1
Less: Unamortized discount and debt issuance costs	60.3	46.7
Less: Current portion	538.5	814.5
Long-term portion	$5,704.1	$4,786.9

Deposits:
Certificates of deposit	$7,200.3	$5,937.9	Various – Oct 2017 – Oct 2022	0.88% to 2.80%
Money market deposits	3,199.5	2,474.3	On demand	(3)
Total deposits	10,399.8	8,412.2
Less: Unamortized discount and debt issuance costs	25.8	20.3
Less: Current portion	5,823.5	4,673.0
Long-term portion	$4,550.5	$3,718.9

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,437.5	$4,262.5	Various – Oct 2017 – June 2021	1.44% to 4.55%
Floating rate asset-backed term note securities	360.0	360.0	April 2018	(4)
Conduit asset-backed securities	2,080.0	2,345.0	Various – April 2018 – Nov 2018	(5)
Total non-recourse borrowings of consolidated securitization entities	6,877.5	6,967.5
Less: Unamortized discount and debt issuance costs	11.4	12.1
Less: Current portion	1,933.5	1,639.0
Long-term portion	$4,932.6	$5,316.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At September 30, 2017, the weighted average interest rate was 3.23% and 3.24% for the revolving line of credit and term loans, respectively.

(2)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At September 30, 2017, the weighted average interest rate was 1.10% and 1.65% for the BrandLoyalty revolving line of credit and term loans, respectively.

(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At September 30, 2017, the interest rates ranged from 1.26% to 2.37%.
(4)	The interest rate is based upon LIBOR plus an applicable margin. At September 30, 2017, the interest rate was 1.71%.
(5)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At September 30, 2017, the interest rates ranged from 2.26% to 2.46%.

At September 30, 2017, the Company was in compliance with its financial covenants.

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

At September 30, 2017, the 2017 Credit Agreement, as amended, provided for a $3,052.6 million term loan (the “2017 Term Loan”), subject to certain principal repayments, and a $1,572.4 million revolving credit facility (the “2017 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2017 Credit Agreement includes an uncommitted accordion feature of up to $750.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions.

Total availability under the 2017 Credit Facility at September 30, 2017 was $1,347.4 million.

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

BrandLoyalty Credit Agreement

As of September 30, 2017, amounts outstanding under the revolving lines of credit and the term loans under the BrandLoyalty Credit Agreement were €23.3 million and €152.5 million ($27.5 million and $180.2 million), respectively. The entire €23.3 million ($27.5 million) outstanding under the revolving lines of credit was uncommitted.

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

In August 2017, Master Trust I issued $444.7 million of Series 2017-B asset-backed term notes, which mature in August 2019. The offering consisted of $400.0 million of Class A notes with a fixed interest rate of 1.98% per year and $44.7 million of notes that were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets.

In October 2017, $427.6 million of Series 2014-C asset-backed term notes, $102.6 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid. As of September 30, 2017, the Company collected $415.6 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the Series 2014-C notes. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2017.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

In April 2017, Master Trust III renewed its 2009-VFC1 conduit facility, increasing the capacity from $900.0 million to $925.0 million and extending the maturity to April 2018.

As of September 30, 2017, total capacity under the conduit facilities was $2.9 billion, of which $2.1 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates. The Company was not a party to any interest rate derivative instruments at September 30, 2017 or December 31, 2016.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At September 30, 2017, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of September 30, 2017, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 12 months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$11.3	$0.4	Other current assets	November 2017 to September 2018
Foreign currency exchange hedges	$13.4	$0.5	Other current liabilities	October 2017 to March 2018

Not designated as hedging instruments:
Foreign currency exchange forward contracts	$165.4	$13.4	Other current assets	February 2018
Foreign currency exchange forward contract	$66.4	$4.1	Other current liabilities	March 2018

	December 31, 2016
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$34.4	$1.2	Other current assets	January 2017 to August 2017
Foreign currency exchange hedges	$27.6	$0.9	Other current liabilities	January 2017 to August 2017

Derivatives Designated as Hedging Instruments

Gains of $0.6 million and losses of $0.3 million, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2017, respectively, related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when ineffectiveness occurs. For each of the three and nine months ended September 30, 2017, de minimis gains, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and a de minimis amount of ineffectiveness was recorded. At September 30, 2017, $0.1 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Losses of $0.6 million and $1.9 million, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2016, respectively, related to foreign currency exchange hedges designated as effective. For the three and nine months ended September 30, 2016, gains of $0.3 million and losses of $0.3 million, respectively, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations) and $0.1 million of ineffectiveness was recorded for each of the three and nine months ended September 30, 2016.

Derivatives Not Designated as Hedging Instruments

For the three and nine months ended September 30, 2017, gains of $2.9 million and $9.3 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

For the nine months ended September 30, 2016, losses of $0.1 million related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income. There were no gains or losses recognized on derivatives not designated as hedging instruments for the three months ended September 30, 2016.

Net Investment Hedges

In November 2015, the Company designated its Euro-denominated Senior Notes due 2023 (€300.0 million) as a net investment hedge of its investment in BrandLoyalty, which has a functional currency of the Euro, in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. Additionally, in March 2017, the Company designated €200.0 million of its Euro-denominated Senior Notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty. The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three and nine months ended September 30, 2017, losses of $12.0 million and $39.4 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges. For the three and nine months ended September 30, 2016, losses of $4.1 million and $11.4 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

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

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
Balance at December 31, 2016	$297.7	$633.8	$931.5
Cash proceeds	135.0	251.6	386.6
Revenue recognized	(170.2)	(253.1)	(423.3)
Other	—	1.1	1.1
Effects of foreign currency translation	21.4	49.0	70.4
Balance at September 30, 2017	$283.9	$682.4	$966.3
Amounts recognized in the consolidated balance sheets:
Current liabilities	$164.6	$682.4	$847.0
Non-current liabilities	$119.3	$—	$119.3

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

For the nine months ended September 30, 2017, the Company acquired a total of 2.3 million shares of its common stock for $553.7 million, including those amounts under the ASR Agreement. As of September 30, 2017, the Company had $446.3 million remaining under the stock repurchase program.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Cost of operations	$13.6	$13.2	$42.3	$43.6
General and administrative	4.7	4.8	21.2	15.9
Total	$18.3	$18.0	$63.5	$59.5

During the nine months ended September 30, 2017, the Company awarded 106,015 service-based restricted stock units with a weighted average grant date fair value per share of $233.17 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2017, the Company awarded 267,171 performance-based restricted stock units with a weighted average grant date fair value per share of $230.57 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2018, an additional 33% of the award on February 15, 2019 and the final 34% of the award on February 18, 2020, provided that the participant is employed by the Company on each such vesting date.

Additionally during the nine months ended September 30, 2017, the Company awarded 15,140 performance-based restricted stock units with a weighted average grant date fair value per share of $230.57 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 50% of the award on February 15, 2018 and the remaining 50% of the award on February 15, 2019, provided that the participant is employed by the Company on each such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the nine months ended September 30, 2017, the Company also awarded 28,172 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $199.19 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, projected dividend yields, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2019, provided that the participant is employed by the Company on such vesting date.

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

On July 20, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Company’s common stock, payable to stockholders of record at the close of business on August 14, 2017, resulting in a dividend payment of $28.8 million on September 19, 2017.

On October 19, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock, payable on December 19, 2017, to stockholders of record at the close of business on November 14, 2017.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2017	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at June 30, 2017	$(3.7)	$(0.5)	$(23.3)	$(114.1)	$(141.6)
Changes in other comprehensive income (loss) before reclassifications	(3.1)	0.6	(12.0)	15.9	1.4
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—
Changes in other comprehensive income (loss)	(3.1)	0.6	(12.0)	15.9	1.4
Balance at September 30, 2017	$(6.8)	$0.1	$(35.3)	$(98.2)	$(140.2)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2016	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at June 30, 2016	$3.6	$—	$(11.1)	$(123.7)	$(131.2)
Changes in other comprehensive income (loss) before reclassifications	0.2	(0.7)	(4.1)	5.1	0.5
Amounts reclassified from other comprehensive income (loss)	—	0.1	—	—	0.1
Changes in other comprehensive income (loss)	0.2	(0.6)	(4.1)	5.1	0.6
Balance at September 30, 2016	$3.8	$(0.6)	$(15.2)	$(118.6)	$(130.6)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2017	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2016	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)
Changes in other comprehensive income (loss) before reclassifications	(5.2)	(0.3)	(39.4)	55.4	10.5
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—
Changes in other comprehensive income (loss)	(5.2)	(0.3)	(39.4)	55.4	10.5
Balance at September 30, 2017	$(6.8)	$0.1	$(35.3)	$(98.2)	$(140.2)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2016	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2015	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss) before reclassifications	3.9	(2.6)	(11.4)	16.1	6.0
Amounts reclassified from other comprehensive income (loss)	—	0.7	—	—	0.7
Changes in other comprehensive income (loss)	3.9	(1.9)	(11.4)	16.1	6.7
Balance at September 30, 2016	$3.8	$(0.6)	$(15.2)	$(118.6)	$(130.6)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments  — The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Credit card and loan receivables, net	$15,406.0	$16,214.2	$15,595.9	$16,423.2
Credit card and loan receivables held for sale	888.7	959.5	417.3	428.7
Redemption settlement assets, restricted	576.2	576.2	324.4	324.4
Other investments	239.4	239.4	197.6	197.6
Derivative instruments	13.8	13.8	1.2	1.2
Financial liabilities
Derivative instruments	4.6	4.6	0.9	0.9
Deposits	10,374.0	10,415.9	8,391.9	8,432.2
Non-recourse borrowings of consolidated securitization entities	6,866.1	6,885.7	6,955.4	6,973.8
Long-term and other debt	6,242.6	6,392.0	5,601.4	5,641.0

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements at
		September 30, 2017 Using
	Balance at
	September 30,
	2017	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$27.5	$27.5	$—	$—
Corporate bonds (1)	477.2	—	477.2	—
Marketable securities (2)	189.3	10.1	179.2	—
U.S. Treasury bonds (2)	50.1	50.1	—	—
Derivative instruments (3)	13.8	—	13.8	—
Total assets measured at fair value	$757.9	$87.7	$670.2	$—

Derivative instruments (3)	$4.6	$—	$4.6	$—
Total liabilities measured at fair value	$4.6	$—	$4.6	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2017 and 2016, respectively.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at
	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$16,214.2	$—	$—	$16,214.2
Credit card and loan receivables held for sale	959.5	—	—	959.5
Total	$17,173.7	$—	$—	$17,173.7

Financial liabilities:
Deposits	$10,415.9	$—	$10,415.9	$—
Non-recourse borrowings of consolidated securitization entities	6,885.7	—	6,885.7	—
Long-term and other debt	6,392.0	—	6,392.0	—
Total	$23,693.6	$—	$23,693.6	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$16,423.2	$—	$—	$16,423.2
Credit card and loan receivables held for sale	428.7	—	—	428.7
Total	$16,851.9	$—	$—	$16,851.9

Financial liabilities:
Deposits	$8,432.2	$—	$8,432.2	$—
Non-recourse borrowings of consolidated securitization entities	6,973.8	—	6,973.8	—
Long-term and other debt	5,641.0	—	5,641.0	—
Total	$21,047.0	$—	$21,047.0	$—

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. INCOME TAXES

For the three and nine months ended September 30, 2017, the Company utilized an effective tax rate of 30.1% and 33.2%, respectively, to calculate its provision for income taxes. For the three and nine months ended September 30, 2016, the Company utilized an effective tax rate of 33.6% and 34.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 reflects additional stock-based compensation deductions and generation of foreign tax credits.

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

				Corporate/
Three Months Ended September 30, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$305.2	$558.7	$1,055.4	$—	$(6.9)	$1,912.4

Income (loss) before income taxes	$35.7	$38.6	$371.4	$(112.1)	$—	$333.6
Interest expense, net	1.7	0.1	71.4	72.1	—	145.3
Operating income (loss)	37.4	38.7	442.8	(40.0)	—	478.9
Depreciation and amortization	21.4	77.9	22.9	2.1	—	124.3
Stock compensation expense	2.2	8.4	3.0	4.7	—	18.3
Adjusted EBITDA (1)	61.0	125.0	468.7	(33.2)	—	621.5
Less: Securitization funding costs	—	—	38.2	—	—	38.2
Less: Interest expense on deposits	—	—	33.2	—	—	33.2
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$61.0	$125.0	$397.3	$(33.2)	$—	$550.1

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Three Months Ended September 30, 2016	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$383.8	$543.2	$965.8	$0.1	$(7.3)	$1,885.6

Income (loss) before income taxes	$56.4	$48.2	$304.4	$(96.3)	$—	$312.7
Interest expense, net	1.3	—	53.7	53.3	—	108.3
Operating income (loss)	57.7	48.2	358.1	(43.0)	—	421.0
Depreciation and amortization	22.1	79.5	23.0	2.1	—	126.7
Stock compensation expense	2.5	7.1	3.5	4.9	—	18.0
Adjusted EBITDA (1)	82.3	134.8	384.6	(36.0)	—	565.7
Less: Securitization funding costs	—	—	31.1	—	—	31.1
Less: Interest expense on deposits	—	—	22.6	—	—	22.6
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$82.3	$134.8	$330.9	$(36.0)	$—	$512.0

				Corporate/
Nine Months Ended September 30, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$918.3	$1,631.8	$3,083.6	$—	$(20.5)	$5,613.2

Income (loss) before income taxes	$105.6	$56.9	$949.3	$(337.0)	$—	$774.8
Interest expense, net	3.8	0.2	197.8	206.2	—	408.0
Operating income (loss)	109.4	57.1	1,147.1	(130.8)	—	1,182.8
Depreciation and amortization	60.1	233.7	74.8	5.9	—	374.5
Stock compensation expense	6.9	26.0	9.4	21.2	—	63.5
Adjusted EBITDA (1)	176.4	316.8	1,231.3	(103.7)	—	1,620.8
Less: Securitization funding costs	—	—	109.9	—	—	109.9
Less: Interest expense on deposits	—	—	87.9	—	—	87.9
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$176.4	$316.8	$1,033.5	$(103.7)	$—	$1,423.0

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

16. SUBSEQUENT EVENTS

In October 2017, Master Trust III renewed its 2009-VFC1 conduit facility, increasing the capacity from $925.0 million to $1,680.0 million and extending the maturity to January 2019.

In October 2017, the Company acquired credit card receivables and the associated accounts from Signet Jewelers Limited (“Signet”) for preliminary consideration of $960.2 million, subject to customary purchase price adjustments. The Company acquired a portion of Signet’s existing customer care operations in Ohio, including a facility sublease agreement and approximately 250 employees, as part of the transaction. In addition, the two companies entered into a long-term agreement under which Alliance Data became the primary issuer of private-label credit cards and related marketing services for Signet. The Company has not yet finalized the purchase price allocation for the acquisition.

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

•	loss of, or reduction in demand for services from, significant clients;
•	increases in net charge-offs in credit card and loan receivables;
•	increases in the cost of doing business, including market interest rates;
•	inability to access the asset-backed securitization funding market;
•	loss of active AIR MILES Reward Program collectors;
•	disruptions in the airline or travel industries;
•	failure to identify or successfully integrate business acquisitions;
•	increased redemptions by AIR MILES Reward Program collectors;
•	unfavorable fluctuations in foreign currency exchange rates;
•	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
•	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
•	failure to maintain exemption from regulation under the Bank Holding Company Act;
•	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
•	loss of consumer information due to compromised physical or cyber security; and
•

those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

2017 Highlights and Recent Developments

•	For the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016:

•Revenue increased 6% to $5.6 billion.

•Net income increased 2% to $517.4 million.

•Earnings per share increased 30% to $9.23. Excluding $83.5 million in accretion charges related to the acquisitions of the remaining interests in BrandLoyalty in the prior year period, earnings per share increased 8%.

•Adjusted EBITDA, net increased 4% to $1,423.0 million.

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

•We paid three quarterly dividends of $0.52 per share each during the nine months ended September 30, 2017 for a total of $86.8 million.

2017 Outlook

Within our LoyaltyOne segment, our AIR MILES Reward Program continued to be impacted by the change in the breakage rate from 26% to 20%. As LoyaltyOne implements program changes, our adjusted EBITDA margins have improved and are trending to a mid-20% range for the year. Sponsor and collector engagement has been steadily improving in 2017, and AIR MILES reward miles issuance growth is expected in the fourth quarter of 2017. We expect the burn rate, measured in each period as AIR MILES reward miles redeemed divided by AIR MILES reward miles issued, to approximate 80% for 2017. With respect to BrandLoyalty, timing of programs in market can impact our quarterly financial results, and BrandLoyalty results have been soft for the nine months ended September 30, 2017. We expect major programs to launch in the fourth quarter of 2017 with double-digit revenue and adjusted EBITDA growth expected for the quarter, but we anticipate BrandLoyalty to have a negative impact on both our segment and consolidated operating results for the full year 2017.

Within our Epsilon segment, we continue to expect 4% growth in revenue and adjusted EBITDA. In the third quarter of 2017, our technology platform, which represents approximately 25% of Epsilon’s revenue, returned to growth after four consecutive quarterly declines, which is expected to continue to positively impact the overall growth of the segment.

Within our Card Services segment, for the full year 2017, we expect double-digit growth for revenue and adjusted EBITDA, net. We expect delinquencies to be at least flat to the prior year, with gross losses expected to improve in the fourth quarter. In the third quarter of 2017, our credit sales and gross yields were depressed due to recent hurricane activity, as we provided a two-month leniency period for affected cardholders in FEMA-designated disaster areas that we expect to continue into the fourth quarter. In October 2017, we acquired credit card receivables and the associated accounts from Signet Jewelers Limited for preliminary consideration of $960.2 million, subject to customary purchase price adjustments.

Index

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except percentages)
Revenues
Services	$650.3	$634.4	3%	$1,888.3	$1,828.7	3%
Redemption	210.0	296.3	(29)	645.4	836.6	(23)
Finance charges, net	1,052.1	954.9	10	3,079.5	2,645.2	16
Total revenue	1,912.4	1,885.6	1	5,613.2	5,310.5	6
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,066.5	1,045.6	2	3,123.1	3,077.6	1
Provision for loan loss	204.7	251.3	(19)	807.9	651.0	24
General and administrative	38.0	41.0	(7)	124.9	111.4	12
Depreciation and other amortization	46.7	42.6	9	136.6	123.5	11
Amortization of purchased intangibles	77.6	84.1	(8)	237.9	261.2	(9)
Total operating expenses	1,433.5	1,464.6	(2)	4,430.4	4,224.7	5
Operating income	478.9	421.0	14	1,182.8	1,085.8	9
Interest expense
Securitization funding costs	38.2	31.1	23	109.9	91.5	20
Interest expense on deposits	33.2	22.6	47	87.9	60.0	46
Interest expense on long-term and other debt, net	73.9	54.6	35	210.2	159.3	32
Total interest expense, net	145.3	108.3	34	408.0	310.8	31
Income before income tax	333.6	312.7	7	774.8	775.0	—
Provision for income taxes	100.4	105.2	(5)	257.4	268.0	(4)
Net income	$233.2	$207.5	12%	$517.4	$507.0	2%

Key Operating Metrics:
Credit card statements generated	74.2	69.0	8%	217.8	204.2	7%
Credit sales	$7,352.4	$6,985.6	5%	$21,447.0	$20,262.6	6%
Average credit card and loan receivables	$15,949.8	$13,995.1	14%	$15,791.7	$13,679.0	15%
AIR MILES reward miles issued	1,325.6	1,431.5	(7)%	3,984.1	4,150.2	(4)%
AIR MILES reward miles redeemed	1,062.7	1,851.2	(43)%	3,365.5	4,367.3	(23)%

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue.  Total revenue increased $26.8 million, or 1%, to $1,912.4 million for the three months ended September 30, 2017 from $1,885.6 million for the three months ended September 30, 2016. The net increase was due to the following:

•

Services. Revenue increased $15.9 million, or 3%, to $650.3 million for the three months ended September 30, 2017 as a result of an increase in services provided to our Epsilon clients, driven by double-digit growth in the automotive vertical as a result of new client signings and strength in existing client relationships. This increase was offset in part by a $11.9 million decline in Card Services merchant fees as a result of increased royalty payments associated with higher volumes and new clients.

•

Redemption. Revenue decreased $86.3 million, or 29%, to $210.0 million for the three months ended September 30, 2017 as our coalition loyalty program was negatively impacted by the change in breakage rate in December 2016 and a 43% decrease in AIR MILES reward miles redeemed due to greater redemptions in the prior year period as a result of the then-planned expiration of AIR MILES reward miles on December 31, 2016. Additionally, revenue from our short-term loyalty programs decreased 5% due to the timing of programs in market.

•

Finance charges, net.  Revenue increased $97.2 million, or 10%, to $1,052.1 million for the three months ended September 30, 2017, driven by higher average credit card and loan receivables, which impacted revenue by $143.9 million through a combination of recent credit card portfolio acquisitions and a 5% increase in credit sales. This increase was offset in part by an approximate 110 basis point decline in yield, primarily due to providing a two-month leniency period for cardholders in FEMA-designated disaster areas impacted by recent hurricanes.

Index

Cost of operations.  Cost of operations increased $20.9 million, or 2%, to $1,066.5 million for the three months ended September 30, 2017 as compared to $1,045.6 million for the three months ended September 30, 2016. The net increase was due to the following:

•	Within the LoyaltyOne segment, cost of operations decreased $57.5 million due to a $62.7 million decrease in cost of redemptions associated with the decrease in redemption revenue.
•	Within the Epsilon segment, cost of operations increased $26.6 million due to an increase in direct costs associated with the increase in revenue.
•

Within the Card Services segment, cost of operations increased $51.5 million due to higher payroll and benefit expenses and higher credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss decreased $46.6 million, or 19%, to $204.7 million for the three months ended September 30, 2017 as compared to $251.3 million for the three months ended September 30, 2016 due to a sequential decline in principal loss rates.

General and administrative.  General and administrative expenses decreased $3.0 million, or 7%, to $38.0 million for the three months ended September 30, 2017, as compared to $41.0 million for the three months ended September 30, 2016, due to lower payroll and benefit costs.

Depreciation and other amortization. Depreciation and other amortization increased $4.1 million, or 9%, to $46.7 million for the three months ended September 30, 2017, as compared to $42.6 million for the three months ended September 30, 2016, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $6.5 million, or 8%, to $77.6 million for the three months ended September 30, 2017 as compared to $84.1 million for the three months ended September 30, 2016. The decrease is driven by fully amortized tradenames, customer contracts and intangible assets from portfolio acquisitions.

Interest expense, net.  Total interest expense, net increased $37.0 million, or 34%, to $145.3 million for the three months ended September 30, 2017 as compared to $108.3 million for the three months ended September 30, 2016. The increase was due to the following:

•	Securitization funding costs. Securitization funding costs increased $7.1 million due to higher average borrowings and higher average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $10.6 million due to higher average borrowings and higher average interest rates.
•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $19.3 million primarily due to the issuance of new senior notes in October 2016 and March 2017, which increased interest expense by $12.6 million. Additionally, interest expense on term debt increased $6.6 million due to higher average borrowings and higher average interest rates due to increases in the LIBOR rate.

Taxes. Income tax expense decreased $4.8 million to $100.4 million for the three months ended September 30, 2017 from $105.2 million for the three months ended September 30, 2016 due to a decrease in the effective tax rate as a result of additional stock-based compensation deductions and generation of foreign tax credits, offset in part by an increase in taxable income. The effective tax rate for the current year quarter was 30.1% as compared to 33.6% for the prior year quarter.

Index

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue.  Total revenue increased $302.7 million, or 6%, to $5,613.2 million for the nine months ended September 30, 2017 from $5,310.5 million for the nine months ended September 30, 2016. The net increase was due to the following:

•

Services. Revenue increased $59.6 million, or 3%, to $1,888.3 million for the nine months ended September 30, 2017 as a result of an increase in services provided to our Epsilon clients, driven by double-digit growth in the automotive, agency and CRM offerings as a result of new client signings and strength in existing client relationships. This increase was offset in part by a $32.8 million decline in Card Services merchant fees as a result of increased royalty payments associated with higher volumes and new clients.

•

Redemption. Revenue decreased $191.2 million, or 23%, to $645.4 million for the nine months ended September 30, 2017 as our coalition loyalty program was negatively impacted by the change in breakage rate in December 2016 and a 23% decrease in AIR MILES reward miles redeemed due to greater redemptions in the prior year period as a result of the then-planned expiration of AIR MILES reward miles on December 31, 2016. Additionally, our short-term loyalty programs were negatively impacted by the number and timing of programs in market.

•

Finance charges, net.  Revenue increased $434.3 million, or 16%, to $3,079.5 million for the nine months ended September 30, 2017, driven by higher average credit card and loan receivables, which impacted revenue by $427.6 million. The increase in average credit card and loan receivables was a result of a combination of recent credit card portfolio acquisitions and a 6% increase in credit sales.

Cost of operations.  Cost of operations increased $45.5 million, or 1%, to $3,123.1 million for the nine months ended September 30, 2017 as compared to $3,077.6 million for the nine months ended September 30, 2016. The net increase was due to the following:

•	Within the LoyaltyOne segment, cost of operations decreased $108.7 million due to a decrease in cost of redemptions associated with the decrease in redemption revenue.
•

Within the Epsilon segment, cost of operations increased $78.8 million due to a 9% increase in direct processing expenses associated with the increase in revenue as well as a 4% increase in payroll and benefit expenses.

•

Within the Card Services segment, cost of operations increased by $73.3 million. Payroll and benefit expenses increased $37.9 million due to an increase in the number of associates to support growth, and other operating expenses increased $35.4 million as a result of higher data processing expenses and credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $156.9 million, or 24%, to $807.9 million for the nine months ended September 30, 2017 as compared to $651.0 million for the nine months ended September 30, 2016. The increase in the provision for loan loss was driven by higher principal loss rates as well as an increase in credit card and loan receivables.

General and administrative.  General and administrative expenses increased $13.5 million, or 12%, to $124.9 million for the nine months ended September 30, 2017, as compared to $111.4 million for the nine months ended September 30, 2016, due an increase in net foreign currency exchange losses recognized of $7.8 million and a 6% increase in payroll and benefit costs.

Depreciation and other amortization. Depreciation and other amortization increased $13.1 million, or 11%, to $136.6 million for the nine months ended September 30, 2017, as compared to $123.5 million for the nine months ended September 30, 2016, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $23.3 million, or 9%, to $237.9 million for the nine months ended September 30, 2017 as compared to $261.2 million for the nine months ended September 30, 2016, as the amortization associated with the intangible assets from recent portfolio acquisitions was more than offset by certain fully amortized intangible assets.

Index

Interest expense, net.  Total interest expense, net increased $97.2 million, or 31%, to $408.0 million for the nine months ended September 30, 2017 as compared to $310.8 million for the nine months ended September 30, 2016. The increase was due to the following:

•	Securitization funding costs. Securitization funding costs increased $18.4 million due to higher average borrowings and higher average interest rates.
•	Interest expense on deposits. Interest expense on deposits increased $27.9 million due to higher average borrowings and higher average interest rates.
•

Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $50.9 million primarily due to the issuance of new senior notes in October 2016 and March 2017, which increased interest expense by $33.2 million. Additionally, interest expense on term debt increased $12.4 million due to higher average borrowings and higher average interest rates due to increases in the LIBOR rate, and amortization of debt issuance costs increased $3.9 million.

Taxes. Income tax expense decreased $10.6 million to $257.4 million for the nine months ended September 30, 2017 from $268.0 million for the nine months ended September 30, 2016 due to a decrease in the effective tax rate as a result of additional stock-based compensation deductions and generation of foreign tax credits. The effective tax rate for the nine months ended September 30, 2017 was 33.2% as compared to 34.6% for the nine months ended September 30, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Net income	$233.2	$207.5	$517.4	$507.0
Stock compensation expense	18.3	18.0	63.5	59.5
Provision for income taxes	100.4	105.2	257.4	268.0
Interest expense, net	145.3	108.3	408.0	310.8
Depreciation and other amortization	46.7	42.6	136.6	123.5
Amortization of purchased intangibles	77.6	84.1	237.9	261.2
Adjusted EBITDA	621.5	565.7	1,620.8	1,530.0
Less: Securitization funding costs	38.2	31.1	109.9	91.5
Less: Interest expense on deposits	33.2	22.6	87.9	60.0
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	5.5
Adjusted EBITDA, net	$550.1	$512.0	$1,423.0	$1,373.0

Index

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$305.2	$383.8	(20)%	$918.3	$1,090.7	(16)%
Epsilon	558.7	543.2	3	1,631.8	1,555.3	5
Card Services	1,055.4	965.8	9	3,083.6	2,687.1	15
Corporate/Other	—	0.1	nm*	—	0.2	nm*
Eliminations	(6.9)	(7.3)	nm*	(20.5)	(22.8)	nm*
Total	$1,912.4	$1,885.6	1%	$5,613.2	$5,310.5	6%
Adjusted EBITDA, net (1):
LoyaltyOne	$61.0	$82.3	(26)%	$176.4	$235.3	(25)%
Epsilon	125.0	134.8	(7)	316.8	318.2	—
Card Services	397.3	330.9	20	1,033.5	914.9	13
Corporate/Other	(33.2)	(36.0)	(8)	(103.7)	(95.4)	9
Total	$550.1	$512.0	7%	$1,423.0	$1,373.0	4%

(1)	For a definition of and reconciliation of adjusted EBITDA, net to net income, the most directly comparable GAAP financial measure, see “Use of Non-GAAP Financial Measures” included in this report.

*not meaningful

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue.  Total revenue increased $26.8 million, or 1%, to $1,912.4 million for the three months ended September 30, 2017 from $1,885.6 million for the three months ended September 30, 2016. The net increase was due to the following:

•

LoyaltyOne. Revenue decreased $78.6 million, or 20%, to $305.2 million for the three months ended September 30, 2017 as revenue from our coalition loyalty program declined $71.7 million, impacted by the change in breakage rate in December 2016 and a 43% decrease in AIR MILES reward miles redeemed due to greater redemptions in the prior year period as a result of the then-planned expiration of AIR MILES reward miles on December 31, 2016. Additionally, revenue from our short-term loyalty programs decreased $6.9 million related to the timing of programs in market.

•

Epsilon. Revenue increased $15.5 million, or 3%, to $558.7 million for the three months ended September 30, 2017 driven by double-digit growth in the automotive vertical from a combination of new clients and strength in existing client relationships, as well as a return to technology platform revenue growth. These increases were offset in part by softness in our digital media and agency product offerings as compared to the prior year period.

•

Card Services.  Revenue increased $89.6 million, or 9%, to $1,055.4 million for the three months ended September 30, 2017, driven by a $97.2 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. This increase was offset in part by a $7.6 million decrease in servicing fees due to lower merchant fees as a result of increased royalty payments associated with higher volumes and new clients.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $38.1 million, or 7%, to $550.1 million for the three months ended September 30, 2017 from $512.0 million for the three months ended September 30, 2016. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net decreased $21.3 million, or 26%, to $61.0 million for the three months ended September 30, 2017 primarily due to the decrease in revenue discussed above as well as an approximate 1% decrease in adjusted EBITDA margins.

•

Epsilon.  Adjusted EBITDA, net decreased $9.8 million, or 7%, to $125.0 million for the three months ended September 30, 2017 due to an unfavorable revenue mix toward lower margin product offerings in the current year quarter as compared to the prior year quarter.

Index

•

Card Services.  Adjusted EBITDA, net increased $66.4 million, or 20%, to $397.3 million for the three months ended September 30, 2017.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net and a decrease in the provision for loan loss but offset in part by an increase in operating expenses due to higher volumes.

•	Corporate/Other. Adjusted EBITDA, net increased $2.8 million to a loss of $33.2 million for the three months ended September 30, 2017 due to lower payroll and benefit costs.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue.  Total revenue increased $302.7 million, or 6%, to $5,613.2 million for the nine months ended September 30, 2017 from $5,310.5 million for the nine months ended September 30, 2016. The net increase was due to the following:

•

LoyaltyOne. Revenue decreased $172.4 million, or 16%, to $918.3 million for the nine months ended September 30, 2017 as revenue from our coalition loyalty program declined $107.7 million due to the change in breakage rate in December 2016 and a 23% decrease in AIR MILES reward miles redeemed due to greater redemptions in the prior year period as a result of the then-planned expiration of AIR MILES reward miles on December 31, 2016. Additionally, our short-term loyalty programs decreased $64.7 million as a result of softness due to the number and timing of campaigns.

•

Epsilon. Revenue increased $76.5 million, or 5%, to $1,631.8 million for the nine months ended September 30, 2017 driven by double-digit growth in the automotive, agency and CRM offerings from a combination of new clients and strength in existing client relationships, offset in part by a 3% decline in technology platform revenue as compared to the prior year period.

•

Card Services.  Revenue increased $396.5 million, or 15%, to $3,083.6 million for the nine months ended September 30, 2017, driven by a $434.3 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Servicing fees decreased $37.8 million, as merchant fees declined $32.8 million due to increased royalty payments associated with higher volumes and new clients, and other servicing fees declined $5.0 million.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $50.0 million, or 4%, to $1,423.0 million for the nine months ended September 30, 2017 from $1,373.0  million for the nine months ended September 30, 2016. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net decreased $58.9 million, or 25%, to $176.4 million for the nine months ended September 30, 2017 primarily due to the decrease in revenue discussed above, offset in part by the associated decrease in cost of redemptions. In the prior year period, adjusted EBITDA, net was reduced by $5.5 million of adjusted EBITDA attributable to the non-controlling interest. Effective April 1, 2016, we acquired the remaining 20% interest in BrandLoyalty to bring our ownership percentage to 100%.

•

Epsilon.  Adjusted EBITDA, net decreased $1.4 million to $316.8 million for the nine months ended September 30, 2017 as a result of a 1% decrease in adjusted EBITDA margin due to an unfavorable shift in product mix offsetting the revenue increases discussed above.

•

Card Services.  Adjusted EBITDA, net increased $118.6 million, or 13%, to $1,033.5 million for the nine months ended September 30, 2017.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, which was offset primarily by an increase in the provision for loan loss resulting from higher principal loss rates as well as an increase in credit card and loan receivables and an increase in operating expenses due to higher volumes.

•

Corporate/Other.  Adjusted EBITDA, net decreased $8.3 million to a loss of $103.7 million for the nine months ended September 30, 2017, due to higher payroll and benefit costs, an increase in charitable contributions, and higher net foreign currency exchange losses recognized in the current year period.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	September 30,	% of	December 31,	% of
	2017	Total	2016	Total
	(In millions, except percentages)
Receivables outstanding - principal	$15,581.6	100.0%	$15,754.0	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	269.9	1.7%	249.8	1.6%
61 to 90 days	186.9	1.2	169.3	1.1
91 or more days	389.5	2.5	337.8	2.1
Total	$846.3	5.4%	$756.9	4.8%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions, except percentages)
Average credit card and loan receivables	$15,949.8	$13,995.1	$15,791.7	$13,679.0
Net charge-offs of principal receivables	219.6	164.5	711.5	513.2
Net charge-offs as a percentage of average credit card and loan receivables	5.5%	4.7%	6.0%	5.0%

See Note 3, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Index

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. As of September 30, 2017, Comenity Bank’s Common Equity Tier 1 capital ratio was 15.6%, Tier 1 capital ratio was 15.6%, total capital ratio was 16.9% and leverage ratio was 14.4%. As of September 30, 2017, Comenity Capital Bank’s Common Equity Tier 1 capital ratio was 13.9%, Tier 1 capital ratio was 13.9%, total capital ratio was 15.2% and leverage ratio was 12.9%. Comenity Bank and Comenity Capital Bank are considered well capitalized.

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

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,779.6 million and $1,354.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in operating cash flows of $424.8 million during the nine months ended September 30, 2017 as compared to the prior year period was due to an increase in profitability as well as non-cash charges to income, including an increase in the provision for loan loss, as well as an increase in cash provided by working capital during the current year period as compared to the prior year period.

Investing Activities.  Cash used in investing activities was $2,038.1 million and $2,151.6 million for the nine months ended September 30, 2017 and 2016, respectively. Significant components of investing activities are as follows:

•

Redemption settlement assets. During the nine months ended September 30, 2017, cash decreased $222.1 million as we increased funding to the redemption settlement assets as a result of the breakage rate change in December 2016.

•

Restricted cash. During the nine months ended September 30, 2017 and 2016, we collected principal accumulation of $415.6 million and $126.1 million, respectively, for the repayment of non-recourse borrowings of consolidated securitized debt that was repaid in October 2017 and 2016, respectively.

•

Credit card and loan receivables, net. Cash decreased $1,174.7 million and $1,048.8 million for the nine months ended September 30, 2017 and 2016, respectively, due to growth in credit card and loan receivables and strong cardholder spending in both periods.

•	Purchase of credit card portfolios. During the nine months ended September 30, 2016, we paid $903.4 million to acquire four credit card portfolios.

Financing Activities. Cash provided by financing activities was $1,723.1 million and $1,124.8 million for the nine months ended September 30, 2017 and 2016, respectively. Significant components of financing activities are as follows:

•

Debt. Cash increased $535.8 million for the nine months ended September 30, 2017, primarily due to the issuance of €400.0 million senior notes due 2022 and net borrowings under the revolving line of credit.  Cash increased $781.5 million for the nine months ended September 30, 2016, primarily driven by net borrowings under the revolving line of credit.

Index

•	Deposits. Cash provided by net issuances of deposits increased $1,987.7 million and $2,013.1 million for the nine months ended September 30, 2017 and 2016, respectively.
•

Non-recourse borrowings of consolidated securitization entities. Cash decreased $90.0 million and $582.5 million for the nine months ended September 30, 2017 and 2016, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.

•	BrandLoyalty non-controlling interest. During the nine months ended September 30, 2016, we paid $360.7 million to acquire the remaining ownership interests in BrandLoyalty.
•	Dividends paid. During the nine months ended September 30, 2017, we paid a total of $86.8 million for three quarterly dividends on our common stock.
•	Treasury shares. Cash paid for treasury shares was $553.7 million and $692.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Debt

Long-term and Other Debt

On June 14, 2017, we entered in a credit agreement with various agents and lenders, or the 2017 Credit Agreement. On June 16, 2017, we entered into a first amendment to the 2017 Credit Agreement to increase borrowings. The 2017 Credit Agreement replaced in its entirety our credit agreement dated July 10, 2013, or the 2013 Credit Agreement. The 2017 Credit Agreement includes an uncommitted accordion feature of up to $750.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. These borrowings bear interest at the same rates as, and are generally subject to the same terms, as the 2013 Credit Agreement. The loans under the 2017 Credit Agreement are scheduled to mature on June 14, 2022. At September 30, 2017, the 2017 Credit Agreement, as amended, provided for a $3,052.6 million term loan, subject to certain repayments, and a $1,572.4 million revolving line of credit.

As of September 30, 2017, we had $225.0 million outstanding under our revolving line of credit and total availability of $1,347.4 million. Our total leverage ratio, as defined in our credit agreement, was 2.9 to 1 at September 30, 2017, as compared to the maximum covenant ratio of 3.5 to 1.

In March 2017, we issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022. Interest is payable semiannually in arrears, on March 15 and September 15 of each year, beginning on September 15, 2017.

As of September 30, 2017, we were in compliance with our debt covenants.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of September 30, 2017, we had $3.2 billion in money market deposits outstanding with interest rates ranging from 1.26% to 2.37%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

As of September 30, 2017, we had $7.2 billion in certificates of deposit outstanding with interest rates ranging from 0.88% to 2.80% and maturities ranging from October 2017 to October 2022. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

As of September 30, 2017, the WFN Trusts and the WFC Trust had approximately $11.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At September 30, 2017, we had $6.9 billion of non-recourse borrowings of consolidated securitization entities, of which $1.9 billion is due within the next 12 months. As of September 30, 2017, total capacity under the conduit facilities was $2.9 billion, of which $2.1 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

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

In August 2017, Master Trust I issued $444.7 million of Series 2017-B asset-backed term notes, which mature in August 2019. The offering consisted of $400.0 million of Class A notes with a fixed interest rate of 1.98% per year and $44.7 million of notes that were retained by us and eliminated from the unaudited condensed consolidated balance sheets.

In October 2017, $427.6 million of Series 2014-C asset-backed term notes, $102.6 million of which were retained by us and eliminated from the unaudited condensed consolidated balance sheets, matured and were repaid.

In October 2017, Master Trust III again renewed its 2009-VFC1 conduit facility, increasing the capacity from $925.0 million to $1,680.0 million and extending the maturity to January 2019.

The following table shows the maturities of borrowing commitments as of September 30, 2017 for the WFN Trusts and the WFC Trust by year:

	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Term notes	$325.0	$1,341.0	$1,574.0	$875.0	$682.5	$4,797.5
Conduit facilities (1)	—	2,885.0	—	—	—	2,885.0
Total (2)	$325.0	$4,226.0	$1,574.0	$875.0	$682.5	$7,682.5

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $2.0 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

Index

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

For the nine months ended September 30, 2017, we acquired a total of 2.3 million shares of our common stock for $553.7 million, including those amounts under the ASR Agreement. As of September 30, 2017, we had $446.3 million remaining under the stock repurchase program.

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

On July 20, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock to stockholders of record at the close of business on August 14, 2017, resulting in a dividend payment of $28.8 million on September 19, 2017.

On October 19, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock, payable on December 19, 2017, to stockholders of record at the close of business on November 14, 2017.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Index

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2017:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2017:
July 1-31	3,999	$246.69	—	$500.1
August 1-31	243,091	223.94	240,000	446.3
September 1-30	2,846	217.25	—	446.3
Total	249,936	$224.23	240,000	$446.3

(1)

During the period represented by the table, 9,936 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

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

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)None

(b)None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Omnibus Amendment, dated as of July 10, 2017, among World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A	8-K	4.1	7/11/17

10.2	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

10.3	(b) (c) (d)	Series 2017-B Indenture Supplement, dated as of August 16, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/22/17

*10.4	(a)

First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).

*10.5	(a)

First Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2017, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).

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

Date: November 8, 2017
	By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: November 8, 2017